Form 10-K
period 1993-12-31
UNION PACIFIC CORP
filed 1994-03-29
CIK 100885

       COVER
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
    (Mark One)
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [X]             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                       For the fiscal year ended December 31, 1993
                                        OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [ ]             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the transition period from _________ to _________

                         Commission file number 1-6075

                           UNION PACIFIC CORPORATION
             (Exact name of registrant as specified in its charter)

          Utah                                              13-2626465
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

Martin Tower, Eighth and Eaton Avenues                         18018
       Bethlehem, Pennsylvania                              (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code              (610) 861-3200

                      ___________________________________

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
          Title of each class                             which registered
- ----------------------------------------           -----------------------------
Common Stock (Par Value $2.50 per share)           New York Stock Exchange, Inc.
4 3/4% Convertible Debentures Due 1999             New York Stock Exchange, Inc.

                      ___________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

                      ___________________________________

     As of March 3, 1994, the aggregate market value of the registrant's Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was approximately $12,213,500,846.

     The number of shares outstanding of the registrant's Common Stock as of March 3, 1994 was 205,086,336.

     Portions of the following documents are incorporated by reference into this
Report: (1) registrant's Annual Report to Stockholders for the year ended December 31, 1993 (Parts I and II); and (2) registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on May 11, 1994 (Part III).

                                  PART I

Item 1. Business
              and
Item 2. Properties

     Union Pacific Corporation, incorporated in Utah in 1969, operates, through subsidiaries, in the areas of rail transportation (Union Pacific Railroad Company and Missouri Pacific Railroad Company), oil, gas and mining (Union Pacific Resources Company), trucking (Overnite Transportation Company) and waste management (USPCI, Inc.). Each of these subsidiaries is indirectly wholly-owned by Union Pacific Corporation.

     Except as the context otherwise requires, the terms "Union Pacific" or the "Corporation" mean Union Pacific Corporation and its subsidiaries, and the terms "Union Pacific Railroad" or the "Railroad" mean Union Pacific Railroad Company ("UPRR") and Missouri Pacific Railroad Company ("MPRR") and their respective subsidiaries.

     A brief description of Union Pacific's principal businesses follows. Additional information about these businesses and other financial information for Union Pacific is presented on pages 14 through 22 and 41 through 44 of the 1993 Annual Report to Stockholders ("Annual Report") and such information (excluding photographs set forth on pages 14 through 22, which do not supplement the text and are not otherwise required to be disclosed herein) is incorporated herein by reference. Information on business segments on page 30 and a map of Union Pacific's operations on the inside back cover of the Annual Report are also incorporated herein by reference.

Recent Developments
- -------------------

     In May 1993, the Corporation completed the acquisition of Skyway Freight Systems, Inc. ("Skyway"). Skyway is a transportation logistics company primarily engaged in arranging time-definite transportation by motor, rail or air carriers, and in providing transportation information services.

     In early 1994, in response to depressed market conditions caused by regulatory uncertainty in the waste management industry, the ongoing delay of remediation activities, and the recent restructurings by several major industry participants, the Corporation began a re-evaluation of USPCI, Inc. ("USPCI"), including its business environment and prospects.

     The Corporation has sold its investment in the Wilmington, California, oil field and related facilities to the Port of Long Beach, California, for $405 million. The sale resulted in an after-tax gain of over $100 million, and reduced proved reserves by approximately 13 million barrels of oil equivalent ("MMBOE"). The transaction will not significantly affect the Corporation's future operating results.

     Union Pacific Resources Company ("Resources") has entered into an agreement to acquire Amax Oil & Gas Inc. ("Amax"), a subsidiary of Cyprus Amax Minerals Company, for a net purchase price $725 million. Resources will purchase all of the outstanding shares of Amax for $819 million in cash. Immediately upon closing, certain of Amax's assets will be sold to Universal Resources Corporation for $94.5 million. The operations to be retained primarily consist of natural gas producing, transportation and processing properties in Texas, Louisiana and Arkansas. These properties include interests in 14 major fields, encompassing 600,000 acres and approximately 2,000 producing wells. Resources will add approximately 550 billion cubic feet of gas equivalent (92 MMBOE) of proved reserves as a result of the acquisition.

Rail Transportation
- -------------------

     Union Pacific Railroad is the third largest railroad in the United States, with nearly 18,000 route miles linking Pacific Coast and Gulf Coast ports with the Midwest. The Railroad maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic seaboard, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports, and across the Texas-Mexico and (primarily through interline connections) Canadian borders. Major categories of freight hauled by the Railroad are automotive, chemicals, energy (coal), food/consumer/government, grains and grain products, intermodal, and metals/minerals/forest. In 1993, energy was the largest commodity in terms of percentage of revenue ton-miles (34.3%), while chemicals traffic produced the highest percentage of freight revenue (20.9%). Percentages of revenue ton-miles and freight revenue for other commodities are presented on page 41 of the Annual Report.

     A separate Annual Report on Form 10-K for the year ended December 31, 1993, is filed by MPRR. Reference is made to such report for additional information concerning that company.

Oil, Gas and Mining
- -------------------

     Resources an independent oil and gas company engaged in the exploration for and production of natural gas, crude oil and associated products. Excluding the Amax acquisition described above, substantially all of Resources' exploration and production programs are in the Austin Chalk trend and the Carthage area in eastern Texas and Louisiana; the Union Pacific Land Grant in Colorado, Wyoming and Utah; the Gulf of Mexico; and Canada.

     Resources is also responsible for Union Pacific's interests in trona and coal development through the management of Union Pacific Minerals, Inc., an affiliated corporation. Trona activities consist of royalties from mining on Union Pacific Land Grant acreage and equity and partnership interests which equate to a 49 percent interest in Rhone Poulenc of Wyoming, which mines trona and processes it into soda ash. Coal activities consist principally of royalties from third party mines and a 50 percent ownership interest in Black Butte Coal Company, a joint venture mine operated by the joint venture partner. Effective January 1, 1993, Black Butte entered into a revised coal supply arrangement with its largest customer. Under this agreement, in exchange for annual settlement payments to be received for a nine-year period, the coal previously mined at Black Butte will be obtained from unaffiliated mines in Wyoming's Powder River Basin. Black Butte's earnings have not been adversely affected by the revised agreement.

     The estimated quantities of proved oil and gas reserves set forth under Oil and Gas - Proved Reserves on pages 42 and 43 of the Annual Report have been prepared by petroleum reservoir engineers who are employees of Resources. In 1993, Union Pacific filed certain reports with the Department of Energy's Energy Information Administration containing oil and gas reserve information for the year ended December 31, 1992. The information reported differed from that contained in the Annual Report by less than 5 percent.

Trucking
- --------

     Overnite Transportation Company ("Overnite"), a major interstate trucking company, serves all 50 states and portions of Canada through 166 service centers (located primarily in the eastern, southeastern and central United States and on the West Coast) and through agency partnerships with several small, high-quality carriers serving areas not directly covered by Overnite. As one of the largest trucking companies in the United States, Overnite specializes in less-than-truckload shipments and transports a variety of products, including machinery, tobacco, textiles, plastics, electronics and paper products.

     The Railroad also has a trucking subsidiary which principally serves rail movements. This motor carrier subsidiary has authority from the Interstate Commerce Commission ("ICC") to operate between all points in the continental United States and also has nationwide authority to provide contract services for Union Pacific's motor carrier broker, Union Pacific Freight Services Company.

     USPCI provides trucking services for certain customers of its disposal, treatment and recovery services.

Waste Management
- ----------------

     USPCI provides comprehensive waste management services (analysis, treatment, recovery, recycling, disposal, remediation and transportation) to industry and government. USPCI operates the following commercial landfills that accept industrial and hazardous waste: (a) Grassy Mountain facility, a RCRA (hereinafter defined) regulated facility located in Utah, (b) Lone Mountain facility, a RCRA regulated facility located in Oklahoma, and (c) Grayback Mountain facility, a TSCA (hereinafter defined) regulated facility permitted for polychlorinated biphenyls ("PCB") disposal located adjacent to the Grassy Mountain facility. In addition, USPCI operates industrial waste facilities in Sawyer, North Dakota and Rosemount, Minnesota, and has a 60 percent ownership interest in ECDC Environmental, L.C. ("ECDC"), which operates an industrial and municipal waste disposal site in Carbon County, Utah. USPCI holds an option, effective June 1, 1994, to acquire the remaining interest in ECDC.

     USPCI's hazardous waste incinerator in Clive, Utah, is scheduled for start-up in late 1994. The 130,000-ton-per-year facility will handle both solid and liquid waste, serving customers throughout the United States.

     USPCI operates facilities in California, Kansas, Oklahoma and Texas using distillation systems to redistill, filter and separate hydrocarbons, process used oil, clean solvents, and treat oils and coolants, and also performs other services to recover petroleum products and solvents. In addition, USPCI operates facilities in Georgia, Pennsylvania, Kansas, Utah and Canada that analyze, reclaim, recover and treat PCBs. This treatment involves the chemical destruction of PCBs in PCB-contaminated liquids and PCB-contaminated oil in transformers.

     USPCI operates a subsidiary in Georgia that processes combustion by-products for sale, including coal ash, and also operates a stand-alone laboratory in Oklahoma that provides a wide range of services, including hazardous waste evaluation and water monitoring.

     USPCI also provides a full range of on-site waste management and remediation services, including the control and cleanup of spills and contamination at improper disposal sites.

Competition
- -----------

     In its rail transportation business, Union Pacific is subject to competition from other railroads, motor carriers and barge operators. Most of its railroad operations are conducted in corridors served by competing railroads and by motor carriers. Motor carrier competition has been strengthened by longer combination vehicles which are allowed in a number of states in which the Railroad operates. Because of the proximity of MPRR's routes to major inland and Gulf Coast waterways and of a UPRR route to the Columbia River, seasonal barge competition can be particularly pronounced in certain markets.

     Resources competes for oil and gas reserves and technology advances with smaller companies as well as with the larger integrated oil companies. Mining operations also are subject to competition from a number of companies, many of which have larger operations.

     Overnite provides the majority of Union Pacific's trucking operations, specializing in the less-than-truckload business. Other motor carriers, both regional and national, provide intense competition based on service and price.

     USPCI competes with numerous hazardous, municipal and industrial waste commercial landfills currently operating in the United States. There are several operating landfill sites in the southern and western United States with which USPCI competes directly. USPCI also competes with companies that dispose of PCBs through incineration and landfills, as well as other companies that provide chemical destruction services or other waste management services. USPCI's competitors include major national and regional environmental service firms.

     USPCI's Clive incinerator will compete with hazardous waste incinerators operating throughout the United States, as well as cement kilns and waste generators' on-site incineration facilities.

     Skyway competes with integrated logistics providers and freight expediters, many with larger operations. Competition focuses on service and on-time performance.

Employees
- ---------

     During 1993, Union Pacific had an average of 47,000 employees, of whom approximately 52 percent belonged to various labor organizations.

     As is true with employees of all the principal railroads in the country, most of the 29,000 employees of Union Pacific Railroad are organized along craft lines and represented by national labor unions. The Railroad continues to adapt agreements from the previous round of national negotiations to meet local requirements throughout its system. The Railroad has negotiated the ability to operate all through-freight trains with two-person crews, and is currently modifying operations to take full advantage of this ability.

     On December 31, 1994, all outstanding labor contracts will reopen for negotiation. Discussions concerning the Railroad's notices for contract revisions will begin in October. The negotiations will likely continue through 1995 and management is optimistic that they will be completed in an expeditious manner.

Governmental Regulation
- -----------------------

     Union Pacific's operations are subject to a variety of Federal, state and local regulations. A description of the more significant regulations follows.

     Union Pacific Railroad's operations are subject to the regulatory jurisdiction of the ICC, other Federal agencies and various state agencies. The ICC has jurisdiction over rates charged on certain regulated traffic, freight car compensation, issuance or guarantee of railroad and certain railroad holding company securities, extension or abandonment of rail lines, and acquisition of control of rail common carriers and motor carriers by rail common carriers. Other Federal agencies have jurisdiction over safety, movement of hazardoUs materials, movement and disposal of hazardous waste, and equipment standards. The state agencies regulate intrastate freight rates to the extent that they have adopted Federal standards and procedures and continue to follow such procedures. However, several states in which railroad operations are conducted have ceded intrastate rail rate regulation to the ICC. Various state and local agencies also have jurisdiction over disposal of hazardous wastes and seek to regulate movement of hazardous materials.

     Most of Resources' crude oil, field condensate and natural gas is in jurisdictions in which production is regulated under applicable conservation laws. Exploration and production activities are also subject to regulations respecting safety. The transportation of Resources' natural gas is affected by the provisions of the Natural Gas Act and the Natural Gas Policy Act. These acts, administered by the Federal Energy Regulatory Commission ("FERC"), regulate the interstate transportation of gas, including rates and the terms and conditions for service. FERC also governs the tariffs for common carrier liquid pipelines. The Department of the Interior regulates the leasing of Federal lands and the exploration for and production of oil and gas on and from such lands. The transmission by pipeline of liquid petroleum, petroleum products and natural gas is subject to Federal and state pipeline safety laws.

     Resources' mining operations are subject to a variety of Federal and state regulations respecting safety, land use and reclamation. In addition, the Department of the Interior regulates the leasing of Federal lands for coal development as provided in the Mineral Lands Leasing Act of 1920. Section 2(c) of the Mineral Lands Leasing Act of 1920 prohibits a company operating a railroad from holding a Federal coal lease. In late 1982 the Department of the Interior decided that the Section prohibits new leasing to affiliates of railroads, such as Resources. The Department of Justice and the Department of the Interior have both concluded that under current conditions Section 2(c) is an impediment to competition and that it should be repealed. In January 1993, a Regional Solicitor of the Department of the Interior opined that Section 2(c) does not prohibit Resources' Black Butte joint venture coal company mine from holding Federal coal leases.

Environmental Regulation
- ------------------------

     USPCI's business is highly regulated by the Environmental Protection Agency ("EPA"), the Department of Transportation and various state environmental and transportation regulatory authorities. In addition, other subsidiaries of Union Pacific as well as USPCI are subject to various environmental statutes and regulations, including the Resource Conservation and Recovery Act ("RCRA"), the Toxic Substances Control Act ("TSCA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and the Clean Air Act ("CAA").

     RCRA applies to hazardous waste generators and transporters, as well as persons engaged in treatment and disposal of hazardous waste, and specifies standards for storage areas, treatment units and land disposal units. All generators of hazardous waste are required to label shipments in accordance with detailed regulations and to prepare a detailed manifest identifying the material and stating its destination before waste can be released for offsite transport. The transporter must deliver the hazardous waste in accordance with the manifest and only to a treatment, storage or disposal facility qualified for RCRA interim status or having a final RCRA permit.

     The EPA's regulations under RCRA have established a comprehensive system for the management of hazardous waste. These regulations identify a wide range of industrial by-products and residues as hazardous waste, and specify requirements for "cradle-to-grave" management of such waste from the time of generation through the time of disposal and beyond. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA may be authorized by the EPA to administer all or part of RCRA on behalf of the EPA. The States of Oklahoma and Utah, where USPCI conducts its principal hazardous waste operations, have been so authorized, and Oklahoma and Utah oversee virtually all aspects of USPCI's operations in those states. Permits are required to construct and operate hazardous waste management units. Final RCRA permits for the Lone Mountain and Grassy Mountain facilities have been issued.

     USPCI is subject to the EPA's regulations under TSCA, which established a comprehensive program for the regulation of hazardous chemicals in the United States and the distribution and use of PCBs in particular. The EPA's final regulations on notification and manifesting of PCB activities essentially establish a "cradle-to-grave" tracking and management system for PCBs similar to that required under RCRA. PPM, Inc. of Georgia ("PPM"), a wholly-owned subsidiary of USPCI, had a national permit to destroy PCBs in certain fluids which was effective until August 1988. An indefinite extension of this permit has been granted by EPA national headquarters until it acts on PPM's application for a revised permit. USPCI's permit to dispose of PCB solids at Grayback Mountain in Utah was issued in November 1985 for an indefinite period. Subsequent permits have been issued, the latest in September 1992, for additional disposal capacity at the Grayback Mountain facility.

     The EPA has, and to the extent they administer the RCRA program, Oklahoma and Utah have, the authority at any time to modify or withdraw the existing requirements or to impose new requirements for permits.

     CERCLA was designed to establish a strategy for cleaning up facilities at which hazardous waste or other hazardous substances have created actual or potential environmental hazards. The EPA has designated certain facilities as requiring cleanup or further assessment. Among other things, CERCLA authorizes the Federal government either to clean up such facilities itself or to order persons responsible for the situation to do so. The act creates an $8.5 billion fund to be used by the Federal government to pay for such cleanup efforts.

     CERCLA imposes strict liability on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment, the generators of such waste, and the transporters of the waste who select the disposal or treatment sites. Liability may include cleanup costs incurred by third persons and damage to publicly owned natural resources. USPCI and other Union Pacific subsidiaries are subject to potential liability under CERCLA as owners and operators of hazardous waste treatment and disposal facilities, as generators of hazardous waste and as transporters. Some states have enacted, and other states are considering enacting, legislation similar to CERCLA. Certain provisions of these acts are more stringent than CERCLA. States which have passed such legislation are currently active in designating more facilities as requiring cleanup and further assessment. CERCLA is subject to reauthorization in 1994 and may be substantially modified as part of that reauthorization.

     The operations of Union Pacific's subsidiaries are subject to the requirements of the CAA. The 1990 amendments to the CAA include a provision under Title V that requires certain facilities to obtain operating permits. EPA regulations require all states to develop Federally approvable permit programs. State permit programs were required to be submitted for approval by November 1993. The EPA must act to approve or disapprove these programs by November 1994, and affected facilities must submit air operating permit applications to the respective states within one year of the EPA's approval of the state programs. Certain Union Pacific facilities, such as gas processing plants and other facilities at Resources, may be required to obtain such permits.

     The operations of Union Pacific's subsidiaries are also subject to other laws protecting the environment, including permit requirements for wastewater discharges pursuant to the National Pollutant Discharge Elimination System and stormwater regulations under the Federal Water Pollution Control Act.


Item 3.   Legal Proceedings

MKT Registered Certificates
- ---------------------------

     On June 7, 1991, Timothy O. Stuy, purporting to represent a class of all certificateholders, filed an action in the United States District Court for the District of Delaware (Civil Action No. 91-322) against MPRR with respect to the Certificates Representing a Charge on Income, dated January 1, 1958 (the "Certificates"), which had been issued by The Missouri-Kansas-Texas Railroad Company ("MKT"). MPRR acquired MKT in 1988 and assumed MKT's obligations with respect to the Certificates at that time. The lawsuit asserted, among other things, that certain contingent sinking fund payments were not made as a result of allegedly improper modifications to the terms of the Certificates and other actions by the defendant, and sought an unspecified amount of damages and injunctive relief. The Certificate modifications were approved by the ICC in connection with the MKT acquisition. The lawsuit was stayed pending resolution of a lawsuit previously filed in the Delaware District Court that raised similar issues with respect to the MKT's 5 1/2% Subordinated Income Debentures due January 1, 2033 (the "Debentures"). In response to motions filed by MPRR and other defendants, the Debenture lawsuit was dismissed by the District Court for lack of subject matter jurisdiction. On November 17, 1993, MPRR filed a motion to dismiss the Certificate lawsuit on similar grounds. On February 16, 1994, a Stipulation and Order of Dismissal was entered by the District Court dismissing the Certificate lawsuit with prejudice to the named plaintiff.

Environmental
- -------------

     In 1983, UPRR and the EPA entered into two consent orders under CERCLA and RCRA, respectively, relating to groundwater pollution resulting from the wastewater treatment system at UPRR's tie treating facility in Laramie, Wyoming which was closed in 1983. UPRR and the State of Wyoming entered into an agreement suspending litigation brought by the State alleging violation of state environmental laws with respect to the site. Pursuant to the consent orders and the agreement, UPRR financed a remedial investigation and feasibility study for the site and constructed a containment isolation system. In January 1988, the EPA and UPRR entered into a new RCRA consent order regarding the oil recovery and on-site treatment testing program which UPRR was conducting at the site. More recently, UPRR completed a Corrective Measures Study which recommends a final remedy for the site. UPRR expects the EPA to approve this study provided that its remedial effect is subject to re-evaluation after 5 years. UPRR has paid $253,317 for oversight costs incurred by the EPA prior to September 30, 1986 and $237,996 for costs incurred between September 30, 1986 and November
30, 1991. EPA oversight costs incurred after that date are being paid on an annual basis. The EPA is authorized under CERCLA to receive reimbursement for such costs.

     The Southern California Air Quality Management District ("AQMD") has served several Notices of Violation on UPRR for excessive emissions of smoke from locomotives operating in the Cajon Pass area north of San Bernardino, California. UPRR's mechanical and environmental personnel have been meeting with the locomotive manufacturer and reviewing UPRR operating practices to determine how to reduce smoke emissions in this area. New procedures designed to reduce locomotive smoke are being implemented and an $80,000 fine will be paid to settle all outstanding UPRR violations.

     In October 1992, UPRR and MPRR received Complaints and Notices of Opportunity for Hearing from Region VIII of the EPA alleging various violations of TSCA at USPCI's Clive, Utah and Timpe, Utah transfer facilities, including the failure to properly mark railcars containing PCBs, failure to properly dispose of PCB waste, failure to properly contain or store PCB waste, and failure to properly manifest PCB waste. The Complaints include proposed penalties totalling $95,000 and $295,000, for UPRR and MPRR, respectively. UPRR and MPRR have met with the EPA and expect to settle these alleged violations for substantially less than the initial penalty demands.

     In December 1992, the Texas Natural Resources Conservation Commission ("TNRCC") served MPRR with a Notice of Violation for alleged discharges and fuel spills at MPRR's San Antonio, Texas railyard. The TNRCC proposed penalties totalling $500,000. MPRR and the TNRCC have tentatively settled this matter for a penalty payment of $300,000 plus the implementation of certain environmental projects in Texas costing $275,000.

     Two complaints and a compliance report issued in 1991 and 1992 by the California Department of Toxic Substance Control ("CDTSC") alleged various violations of waste oil management regulations at UPRR's East Los Angeles, California railyard. In November 1993, the CDTSC issued an enforcement order proposing a $198,000 penalty for these alleged violations. UPRR has met with the CDTSC and expects to settle this matter for substantially less than the initial demand.

     UPRR has received a notice from the San Bernardino, California, County District Attorney indicating an intent to file a civil penalty action against UPRR for a penalty of up to $225,000 for certain alleged violations of the California Fish and Game Code. This matter involves UPRR's alleged failure to obtain a necessary permit from the California Department of Fish and Game prior to performing certain maintenance work in stream beds and banks in order to restore desert tortoise habitat in Nipton, California. Settlement discussions have been initiated.

     In March 1991, the EPA filed a Complaint against USPCI's subsidiary, Hydrocarbon Recyclers, Inc. ("HRI"), alleging that HRI's Tulsa, Oklahoma recycling facility failed to provide the required notice prior to receiving certain hazardous wastes generated in Mexico. The EPA proposed a penalty of $177,750. HRI filed an Answer to the Complaint and initiated settlement discussions. The EPA and HRI have agreed to settle this matter for $35,000.

     USPCI received a Notice of Violation and Order for Compliance dated October 26, 1993 from the State of Utah. The Notice alleges that USPCI's Grassy Mountain facility improperly disposed of hazardous debris without the proper documentation and that hazardous waste was improperly disposed of in an industrial waste cell. USPCI has received a draft Consent Agreement from the State of Utah, which contains a proposed penalty of $276,000 and would impose an additional $280,000 penalty if the alleged violations recur within a six month period.

     In addition to the foregoing, Union Pacific and several of its subsidiaries have received notices from the EPA and state environmental agencies alleging that they are or may be liable under CERCLA, RCRA, and other Federal or state environmental legislation for the remediation costs associated with alleged contamination or for violations of environmental requirements at various sites throughout the United States. There are approximately 57 sites for which such notices have been received which are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. Nevertheless, at many of the superfund sites, the Corporation believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of Union Pacific's exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated.

     The Corporation has accrued a liability of $181 million for future remediation costs for sites where its obligation is probable and where such costs can be reasonably estimated (See Note 12 to the Financial Statements). While the ultimate cost of resolution of the foregoing issues cannot be fully determined, the Corporation does not believe that the resolution of such issues will materially affect the Corporation's financial condition or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant
- ------------------------------------
                                                                      Business
                                                                     Experience
                                                                     During Past
      Name                Position                       Age         Five Years
      ----                --------                       ---         -----------
Drew Lewis..............  Chairman, President and Chief  62               (1)
                          Executive Officer

L. White Matthews, III..  Executive Vice President -     48               (2)
                          Finance

Ursula F. Fairbairn.....  Senior Vice President -        51               (3)
                          Human Resources

Carl W. von Bernuth.....  Senior Vice President          50               (4)
                          and General Counsel

Charles E. Billingsley..  Vice President and Controller  60               (5)

John E. Dowling.........  Vice President - Corporate     46               (6)
                          Development

John B. Gremillion, Jr..  Vice President - Taxes         47               (7)

Mary E. McAuliffe.......  Vice President - External      48               (8)
                          Relations

Gary F. Schuster........  Vice President - Corporate     52             Current
                          Relations                                     Position

Gary M. Stuart..........  Vice President and Treasurer   53               (9)

Judy L. Swantak.........  Vice President and Corporate   38               (10)
                           Secretary

___________________________________

           (1) Mr. Lewis has served in his present position for the past five years. In addition, Mr. Lewis also served as Chairman of the Railroad during August and September 1991.

           (2) Mr. Matthews was elected to his present position effective April 1992. Prior thereto, he served as Senior Vice President - Finance of Union Pacific.

           (3) Mrs. Fairbairn was elected to her present position effective April 1990. From October 1989 through March 1990, she served as IBM Director of Education and Management Development for International Business Machines Corporation ("IBM") and prior thereto as IBM Director of Education.

           (4) Mr. von Bernuth was elected to his present position effective September 1991. Prior thereto, he served as Vice President and General Counsel of Union Pacific.

           (5) Mr. Billingsley was elected to his present position effective January 1990. Prior thereto, he served as Controller of Union Pacific.

           (6) Mr. Dowling was elected to his present position effective January 1990. Prior thereto, he served as Vice President - Financial Administration of Union Pacific.

           (7) Mr. Gremillion was elected to his present position effective February 1992. From June 1989 until January 1992, he served as Director of Taxes of Union Pacific. Prior thereto, he served as Director of Taxes and Regulatory Analysis of Resources.

           (8) Ms. McAuliffe was elected to her present position effective December 1991. Prior thereto, she served as Director - Washington Affairs, Transportation and Tax of Union Pacific.

           (9) Mr. Stuart was elected to his present position effective January 1990. Prior thereto he served as Treasurer of Union Pacific.

           (10) Mrs. Swantak was elected to her present position effective September 1991. From March 1990 through September 1991 she served as Corporate Secretary of Union Pacific. Prior thereto, she served as Assistant Secretary of Union Pacific.

Principal Executive Officers of Subsidiaries
- --------------------------------------------
                                                                      Business
                                                                     Experience
                                                                     During Past
           Name          Position                             Age    Five Years
           ----          --------                             ---    -----------

Richard K. Davidson...   Chairman and Chief Executive         52          (1)
                          Officer of the Railroad

Jack L. Messman.......   President and Chief Executive        54          (2)
                          Officer of Resources; Chairman
                          of USPCI

Thomas W. Boswell.....   President and Chief Executive        49          (3)
                          Officer of Overnite

Robert S. Jackson.....   President and Chief Executive        48          (4)
                          Officer of USPCI
___________________________________

(1) Mr. Davidson was elected Chairman of the Railroad in September 1991, and was elected President and Chief Executive Officer of the Railroad in August 1991. From July 1989 through August 1991 he served as Executive Vice President - Operations of the Railroad. Prior thereto, he served as Vice President - Operations of the Railroad.

(2) Mr. Messman was elected President and Chief Executive Officer of Resources effective May 1991 and has served as Chairman of USPCI for the past five years. Prior to May 1991, he served as Chief Executive Officer of USPCI.

(3) Mr. Boswell was elected to his present position effective March 1991. From March 1990 through March 1991 he served as Vice Chairman and Chief Executive Officer of Overnite, and from July 1989 through March 1990 he served as Vice Chairman of Overnite. Prior thereto, he served as Senior Executive Vice President of Overnite.

(4) Mr. Jackson was elected to his present position effective May 1991. Prior thereto, he served as Executive Vice President and Chief Financial Officer of Resources.

                                  PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
                                      Matters

     Information as to the markets in which Union Pacific's Common Stock is traded, the quarterly high and low prices for such stock and the dividends declared with respect to the Common Stock during the last two years, and the approximate number of stockholders of record at January 31, 1994, is set forth under Selected Quarterly Data and Stockholders and Dividends, appearing on page 41 of the Annual Report. Information as to restrictions on the payment of dividends with respect to the Corporation's Common Stock is set forth in Note 8 to Financial Statements, appearing on page 38 of the Annual Report. Such information is incorporated herein by reference.


Item 6.   Selected Financial Data

     Selected Financial Data for Union Pacific for each of the last five years are set forth under Ten-Year Financial Summary, appearing on page 45 of the Annual Report. All such information is incorporated herein by reference.


Item 7.   Management's Discussion and Analysis of Financial Condition and
                                 Results of Operation

     Information as to Union Pacific's results of operations, financial condition and capital investments is set forth in the Financial Review, appearing on pages 23 through 28 of the Annual Report, and is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data

       The Corporation's consolidated financial statements, accounting policy disclosures, notes to financial statements, business segment information and independent auditors' report are presented on pages 29 through 40 of the Annual Report. Selected quarterly financial data are set forth under Selected Quarterly Data, appearing on page 41 of the Annual Report. Information with respect to oil and gas producing activities is set forth under Supplementary Information, appearing on pages 42 through 44 of the Annual Report. All such information is incorporated herein by reference.


Item 9.   Changes in and Disagreements with Accountants on Accounting and
                                Financial Disclosure

     None.

                                 PART III


Item 10.   Directors and Executive Officers of the Registrant

  (a) Directors of Registrant.

     Information as to the names, ages, positions and offices with Union Pacific, terms of office, periods of service, business experience during the past five years and other directorships held by each director or person nominated to become a director of Union Pacific is set forth in the Directors segments of the Proxy Statement and is incorporated herein by reference.

  (b) Executive Officers of Registrant.

     Information concerning the executive officers of Union Pacific and its subsidiaries is presented in Part I of this Report under Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries.

  (c) Section 16(a) Compliance.

     Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Certain Relationships and Related Transactions segment of the Proxy Statement and is incorporated herein by reference.


Item 11.   Executive Compensation

     Information concerning remuneration received by Union Pacific's executive officers and directors is presented in the Compensation of Directors, Report on Executive Compensation, Summary Compensation Table, Option/SAR Grants Table, Option/SAR Exercises and Year-End Value Table, Long-Term Incentive Plan Awards Table, Defined Benefit Plans and Five-Year Performance Comparison segments of the Proxy Statement and is incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     Information as to the number of shares of Union Pacific's equity securities beneficially owned as of March 3, 1994 by each of its directors and nominees for director, its five most highly compensated executive officers and its directors and executive officers as a group is set forth in the Directors and Security Ownership of Management segments of the Proxy Statement and is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions

     Information on related transactions is set forth in the Certain Relationships and Related Transactions and Compensation Committee Interlocks and Insider Participation segments of the Proxy Statement and is incorporated herein by reference.

                                  PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) (1) and (2) Financial Statements and Schedules

            See Index to Financial Statements on page F-1.

       (3) Exhibits - Items 10(a) through 10(n) constitute the management contracts and executive compensation plans and arrangements required to be filed as exhibits to this report.

       (3) (a) Union Pacific's Revised Articles of Incorporation, as amended through April 17, 1992, are incorporated herein by reference to
                 Exhibit 3(a) to Union Pacific's Report on Form 10-Q for the quarter ended March 31, 1992.

       (3) (b) Union Pacific's By-Laws, amended effective as of January 27, 1994, are incorporated herein by reference to Exhibit 3.3 to Union Pacific's Registration Statement on Form S-3 (File No. 33-52645).

       (4) Pursuant to various indentures and other agreements, Union Pacific has issued long-term debt, but no such agreement has securities or obligations covered thereby which exceed 10% of Union Pacific's total consolidated assets. Union Pacific agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

       (10) (a) The Executive Incentive Plan of Union Pacific Corporation and Subsidiaries, amended effective as of September 30, 1993, is incorporated herein by reference to Exhibit 10 to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1992 and Exhibit 10(a) to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1993.

       (10) (b) The 1982 Stock Option and Restricted Stock Plan of Union Pacific Corporation, as amended as of February 1, 1992, is incorporated herein by reference to Exhibit 10(c) to Union Pacific's Report on Form 10-K for the year ended December 31, 1991.

       (10) (c) The 1988 Stock Option and Restricted Stock Plan of Union Pacific Corporation, as amended as of February 1, 1992, is incorporated herein by reference to Exhibit 10(d) to Union Pacific's Report on Form 10-K for the year ended December 31, 1991.

       (10) (d) The Supplemental Pension Plan for Officers and Managers of Union Pacific Corporation and Affiliates, as amended and restated.

       (10) (e) The Supplemental Pension Plan for Exempt Salaried Employees of Union Pacific Resources Company and Affiliates, as amended and restated.

       (10) (f) The Employment Agreement, dated as of January 30, 1986, between Union Pacific and Andrew L. Lewis, Jr. is incorporated herein by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-K for the year ended December 31, 1985.

       (10) (g) The 1990 Retention Stock Plan of Union Pacific Corporation, as amended as of September 30, 1993, is incorporated herein by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1991 and Exhibit 10(b) to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1993.

       (10) (h) The 1992 Restricted Stock Plan for Non-Employee Directors of Union Pacific Corporation, as amended as of January 28, 1993, is incorporated herein by reference to Exhibit 10(a) to Union Pacific's Current Report on Form 8-K filed March 16, 1993.

       (10) (i) The 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation, as amended as of September 30, 1993, is incorporated herein by reference to Exhibit 10(b) to Union Pacific's Current Report on Form 8-K filed March 16, 1993 and
                 Exhibit 10(c) to Union Pacific's Report on Form 10-Q filed for the quarter ended September 30, 1993.

       (10) (j) Pension Plan for Non-Employee Directors of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(k) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

       (10) (k) Written Description of Deferred Compensation Plan for Non-Employee Directors of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(l) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

       (10) (l) Written Description of Charitable Contribution Plan for Non-Employee Directors of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(m) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

       (10) (m) Written Description of Executive Life Insurance Plan of Union Pacific Corporation is incorporated herein by reference to
                 Exhibit 10(n) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

       (10) (n) Written Description of Other Executive Compensation Arrangements of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(o) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

       (11)      Statement re computation of earnings per share.

       (12)      Statement re computation of ratio of earnings to fixed charges.

       (13) Pages 14 through 45, inclusive, and the system map contained on the inside back cover of Union Pacific's Annual Report to Stockholders for the year ended December 31, 1993, but excluding photographs set forth on pages 14 through 22, which do not supplement the text and are not otherwise required to be disclosed in this Form 10-K.

       (21) List of Union Pacific's significant subsidiaries and their respective states of incorporation.

       (23)      Independent Auditors' Consent.

       (24)      Powers of attorney executed by the directors of Union Pacific.

       (99) (a) Form 11-K Annual Report of the Union Pacific Corporation Thrift Plan for the Fiscal Year Ended December 31, 1993 - To be filed by amendment.

       (99) (b) Form 11-K Annual Report of the USPCI, Inc. Savings Plan for the Fiscal Year Ended December 31, 1993 - To be filed by amendment.

       (99) (c) Form 11-K Annual Report of the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan for the Fiscal Year Ended December 31, 1993 - To be filed by amendment.

       (99) (d) Form 11-K Annual Report of the Skyway Retirement Savings Plan for the Fiscal Year Ended December 31, 1993 - To be filed by amendment.

       (99) (e) Form 11-K Annual Report of the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan for the Fiscal Year Ended December 31, 1993 - To be filed by amendment.


   (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1993.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 1994.


                                            UNION PACIFIC CORPORATION



                                            By /s/ Drew Lewis
                                               ---------------------------------
                                               (Drew Lewis, Chairman, President
                                                and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 29th day of March, 1994, by the following persons on behalf of the registrant and in the capacities indicated.


          PRINCIPAL EXECUTIVE OFFICER
            AND DIRECTOR:



                                               /s/ Drew Lewis
                                               ---------------------------------
                                               (Drew Lewis, Chairman, President
                                                and Chief Executive Officer)


          PRINCIPAL FINANCIAL OFFICER:



                                               /s/ L. White Matthews, III
                                               ---------------------------------
                                               (L. White Matthews, III,
                                                Executive Vice President -
                                                Finance)


          PRINCIPAL ACCOUNTING OFFICER:



                                               /s/ Charles E. Billingsley
                                               ---------------------------------
                                               (Charles E. Billingsley,
                                                Vice President and Controller)

DIRECTORS:

Robert P. Bauman*                                    Richard J. Mahoney*



Richard B. Cheney*                                   Claudine B. Malone*



E. Virgil Conway*                                    John R. Meyer*



Spencer F. Eccles*                                   Thomas A. Reynolds, Jr.*



Elbridge T. Gerry, Jr.*                              James D. Robinson, III*



William H. Gray, III*                                Robert W. Roth*



Judith R. Hope*                                      Richard D. Simmons*



Lawrence M. Jones*














* By  /s/ Judy L. Swantak
     -----------------------------------
     (Judy L. Swantak, Attorney-in-fact)

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                         INDEX TO FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----

Independent Auditors' Report........................................       F-2

Financial Statements:
     The financial statements, accounting policy disclosures, notes to financial statements and independent auditors' report appearing on pages 29 through 40, inclusive, of Union
     Pacific's 1993 Annual Report to Stockholders are incorporated herein by reference.

Schedule V - Property, Plant and Equipment for the Years Ended
     December 31, 1993, 1992 and 1991...............................       F-3

Schedule VI - Accumulated Depreciation, Depletion and Amortization
     of Properties for the Years Ended December 31, 1993, 1992 and
     1991...........................................................       F-5

Schedule X - Supplementary Income Statement Information for the
     Years Ended December 31, 1993, 1992 and 1991...................       F-7

     Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements referred to above.

                       INDEPENDENT AUDITORS' REPORT


Union Pacific Corporation, its Directors and Stockholders:

     We have audited the statements of consolidated financial position of Union Pacific Corporation and subsidiary companies as of December 31, 1993 and 1992, and the related statements of consolidated income, changes in common stockholders' equity, and consolidated cash flows for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated January 20, 1994; such financial statements and report are included in your 1993 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Union Pacific Corporation and subsidiary companies, listed in the accompanying index to Item
14. The financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE
DELOITTE & TOUCHE

New York, New York
January 20, 1994

                                                                       SCHEDULE V

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                         PROPERTY, PLANT AND EQUIPMENT

              For the Years Ended December 31, 1993, 1992 and 1991
                             (Millions of Dollars)

                          Balance at                                        Balance
                          Beginning   Additions   Retirements    Other      at End
  Classification           of Year     at Cost      or Sales    Changes     of Year
- -----------------------   ----------  ---------   -----------   -------     -------
Year ended December 31, 1993:

Railroad:
  Road and other......    $ 7,282     $   591     $  (100)      $   162     $ 7,935
  Equipment...........      4,328         214         (44)           77       4,575
                          -------     -------     -------       -------     -------
                           11,610         805        (144)          239(b)   12,510
                          -------     -------     -------       -------     -------
Natural resources:
  Exploration and
    production(a).....      3,668         504        (147)          --        4,025
  Other...............        117           3          (1)          --          119
                          -------     -------     -------       -------     -------
                            3,785         507        (148)          --        4,144
                          -------     -------     -------       -------     -------
Trucking..............        555          80         (14)          --          621
                          -------     -------     -------       -------     -------
Waste management......        350         114          (2)            2         464
                          -------     -------     -------       -------     -------
Other.................         85          14          (4)           26(c)      121
                          -------     -------     -------       -------     -------
    Total                 $16,385     $ 1,520     $  (312)      $   267     $17,860
                          =======     =======     =======       =======     =======

- ------------------------

Year ended December 31, 1992:

Railroad:
  Road and other......    $ 6,895     $   504     $  (159)      $    42     $ 7,282
  Equipment...........      4,087         263         (33)           11       4,328
                          -------     -------     -------       -------     -------
                           10,982         767        (192)           53      11,610
                          -------     -------     -------       -------     -------
Natural resources:
  Exploration and
    production(a).....      3,420         547        (299)          --        3,668
  Other...............        116           5          (4)          --          117
                          -------     -------     -------       -------     -------
                            3,536         552        (303)          --        3,785
                          -------     -------     -------       -------     -------
Trucking..............        490          72          (7)          --          555
                          -------     -------     -------       -------     -------
Waste management......        248         109          (7)          --          350
                          -------     -------     -------       -------     -------
Other.................         77          25          (3)          (14)         85
                          -------     -------     -------       -------     -------
         Total            $15,333     $ 1,525     $  (512)      $    39     $16,385
                          =======     =======     =======       =======     =======

                                                                      SCHEDULE V
(Continued)

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                         PROPERTY, PLANT AND EQUIPMENT

              For the Years Ended December 31, 1993, 1992 and 1991
                             (Millions of Dollars)

                          Balance at                                       Balance
                          Beginning   Additions   Retirements    Other     at End
  Classification           of Year     at Cost      or Sales    Changes    of Year
- -------------------       ----------  ---------   -----------   -------    -------
Year ended December 31, 1991:

Railroad:
  Road and other......     $ 6,511     $   440     $   (82)     $    26    $ 6,895
  Equipment...........       3,861         181          14           31      4,087
                           -------     -------     -------      -------    -------
                            10,372         621         (68)          57     10,982
                           -------     -------     -------      -------    -------
Natural resources:
  Exploration and
    production(a).....       3,126         417        (123)         --       3,420
  Other...............         106          10         --           --         116
                           -------     -------     -------      -------    -------
                             3,232         427        (123)         --       3,536
                           -------     -------     -------      -------    -------
Trucking..............         457          40          (5)          (2)       490
                           -------     -------     -------      -------    -------
Waste management......         154          97          (2)          (1)       248
                           -------     -------     -------      -------    -------
Other.................         141           6         (16)         (54)        77
                           -------     -------     -------      -------    -------
         Total             $14,356     $ 1,191     $  (214)     $   --     $15,333
                           =======     =======     =======      =======    =======

(a)  Includes pipeline properties.

(b)  Includes adjustments required in the adoption of Statement of Financial
     Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".
     See Note 2 to the Financial Statements.

(c)  Includes the acquisition of Skyway Freight Systems, Inc.

                                                                      SCHEDULE VI

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTIES

              For the Years Ended December 31, 1993, 1992 and 1991
                             (Millions of Dollars)

                                      Additions
                          Balance at   Charged                              Balance
                          Beginning      to       Retirements    Other      at End
  Classification           of Year     Expense      or Sales    Changes     of Year
- -------------------       ----------  ---------   -----------   -------     -------
Year ended December 31, 1993:

Railroad:
  Road and other......     $ 1,693     $   236     $  (118)     $   179     $ 1,990
  Equipment...........       1,730         206         (20)        (147)      1,769
                           -------     -------     -------      -------     -------
                             3,423         442        (138)          32       3,759
                           -------     -------     -------      -------     -------
Natural resources:
  Exploration and
    production(a).....       2,067         384        (150)         --        2,301
  Other...............          57           6          (1)           1          63
                           -------     -------     -------      -------     -------
                             2,124         390        (151)           1       2,364
                           -------     -------     -------      -------     -------
Trucking..............         138          34          (7)         --          165
                           -------     -------     -------      -------     -------
Waste management......          82          20          (1)         --          101
                           -------     -------     -------      -------     -------
Other.................          18           6          (1)           7          30
                           -------     -------     -------      -------     -------
     Total                 $ 5,785     $   892     $  (298)     $    40     $ 6,419
                           =======     =======     =======      =======     =======

- ------------------------

Year ended December 31, 1992:

Railroad:
  Road and other......     $ 1,564     $   206     $  (125)     $    48     $ 1,693
  Equipment...........       1,558         182         (13)           3       1,730
                           -------     -------     -------      -------     -------
                             3,122         388        (138)          51       3,423
                           -------     -------     -------      -------     -------
Natural resources:
  Exploration and
    production(a).....       1,921         394        (248)         --        2,067
  Other...............          50           7          (1)           1          57
                           -------     -------     -------      -------     -------
                             1,971         401        (249)           1       2,124
                           -------     -------     -------      -------     -------
Trucking..............         112          31          (4)          (1)        138
                           -------     -------     -------      -------     -------
Waste management......          60          22          (1)           1          82
                           -------     -------     -------      -------     -------
Other.................          17           1         --           --           18
                           -------     -------     -------      -------     -------
     Total                 $ 5,282     $   843     $  (392)     $    52     $ 5,785
                           =======     =======     =======      =======     =======

                                                                       SCHEDULE VI
(Continued)

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTIES

              For the Years Ended December 31, 1993, 1992 and 1991
                             (Millions of Dollars)

                                      Additions
                         Balance at    Charged                Balance     Balance
                         Beginning       to      Retirements   Other      at End
  Classification          of Year      Expense     or Sales   Changes     of Year
- -------------------      ----------   ---------  -----------  -------     -------
Year ended December 31, 1991:

Railroad:
  Road and other......    $ 1,340     $   197     $   (77)    $   104     $ 1,564
  Equipment...........      1,344         176          32           6       1,558
                          -------     -------     -------     -------     -------
                            2,684         373         (45)        110       3,122
                          -------     -------     -------     -------     -------
Natural resources:
  Exploration and
    production(a).....      1,733         255        (107)         40       1,921
  Other...............         43           7         --          --           50
                          -------     -------     -------     -------     -------
                            1,776         262        (107)         40       1,971
                          -------     -------     -------     -------     -------
Trucking..............         84          30          (5)          3         112
                          -------     -------     -------     -------     -------
Waste management......         40          20         --          --           60
                          -------     -------     -------     -------     -------
Other.................         21           6         (10)        --           17
                          -------     -------     -------     -------     -------
        Total             $ 4,605     $   691     $  (167)    $   153(b)  $ 5,282
                          =======     =======     =======     =======     =======

(a) Includes pipeline properties.

(b) Includes $136 million relating to the 1991 special charge. See Note 3 to the Financial Statements.

                                                                      SCHEDULE X

            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                SUPPLEMENTARY INCOME STATEMENT INFORMATION

           For the Years Ended December 31, 1993, 1992 and 1991
                           (Millions of Dollars)

              Item                       1993           1992           1991
                                        ------         ------         ------
Maintenance and repairs....             $1,024         $1,047         $1,043
                                        ======         ======         ======

Selling, general and
  administrative expenses..             $  688         $  671         $  634
                                        ======         ======         ======

Taxes other than payroll
  and income taxes:
  Property/Ad valorem tax..             $  105         $   84         $   93
  Other taxes..............                 92             70             93
                                        ------         ------         ------
    Total .................             $  197         $  154         $  186
                                        ======         ======         ======

                               EXHIBIT INDEX

Exhibit Number
- --------------

  (3)(a) Union Pacific's Revised Articles of Incorporation, as amended through April 17, 1992, are incorporated herein by reference to Exhibit 3(a) to Union Pacific's Report on Form 10-Q for the quarter ended March 31, 1992.

  (3)(b) Union Pacific's By-Laws, amended effective as of January 27, 1994, are incorporated herein by reference to Exhibit 3.3 to Union Pacific's Registration Statement on Form S-3 (File No. 33-52645).

  (4) Pursuant to various indentures and other agreements, Union Pacific has issued long-term debt, but no such agreement has securities or obligations covered thereby which exceed 10% of Union Pacific's total consolidated assets. Union Pacific agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

  (10)(a) The Executive Incentive Plan of Union Pacific Corporation and Subsidiaries, amended effective as of September 30, 1993, is incorporated herein by reference to Exhibit 10 to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1992 and Exhibit 10(a) to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1993.

  (10)(b) The 1982 Stock Option and Restricted Stock Plan of Union Pacific Corporation, as amended as of February 1, 1992, is incorporated herein by reference to Exhibit 10(c) to Union Pacific's Report on Form 10-K for the year ended December 31, 1991.

  (10)(c) The 1988 Stock Option and Restricted Stock Plan of Union Pacific Corporation, as amended as of February 1, 1992, is incorporated herein by reference to Exhibit 10(d) to Union Pacific's Report on Form 10-K for the year ended December 31, 1991.

  (10)(d) The Supplemental Pension Plan for Officers and Managers of Union Pacific Corporation and Affiliates, as amended and restated.

  (10)(e) The Supplemental Pension Plan for Exempt Salaried Employees of Union Pacific Resources Company and Affiliates, as amended and restated.

  (10)(f) The Employment Agreement, dated as of January 30, 1986, between Union Pacific and Andrew L. Lewis, Jr. is incorpo-rated herein by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-K for the year ended December 31, 1985.

  (10)(g) The 1990 Retention Stock Plan of Union Pacific Corporation, as amended as of September 30, 1993, is incorporated herein by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1991 and
                 Exhibit 10(b) to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1993.

  (10)(h) The 1992 Restricted Stock Plan for Non-Employee Directors of Union Pacific Corporation, as amended as of January 28, 1993, is incorporated herein by reference to Exhibit 10(a) to Union Pacific's Current Report on Form 8-K filed March 16, 1993.

  (10)(i) The 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation, as amended as of September 30, 1993, is incorporated herein by reference to Exhibit 10(b) to Union Pacific's Current Report on Form 8-K filed March 16, 1993 and
                 Exhibit 10(c) to Union Pacific's Report on Form 10-Q filed for the quarter ended September 30, 1993.

  (10)(j) Pension Plan for Non-Employee Directors of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(k) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

  (10)(k) Written Description of Deferred Compensation Plan for Non-Employee Directors of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(l) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

  (10)(l) Written Description of Charitable Contribution Plan for Non-Employee Directors of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(m) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

  (10)(m) Written Description of Executive Life Insurance Plan of Union Pacific Corporation is incorporated herein by reference to
                 Exhibit 10(n) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

  (10)(n) Written Description of Other Executive Compensation Arrangements of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(o) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

  (11)           Statement re computation of earnings per share.

  (12) Statement re computation of ratio of earnings to fixed charges.

  (13) Pages 14 through 45, inclusive, and the system map contained on the inside back cover of Union Pacific's Annual Report to Stockholders for the year ended December 31, 1993, but excluding photographs set forth on pages 14 through 22, which do not supplement the text and are not otherwise required to be disclosed in this Form 10-K.

  (21) List of Union Pacific's significant subsidiaries and their respective states of incorporation.

  (23)           Independent Auditors' Consent.

  (24)           Powers of attorney executed by the directors of Union
                 Pacific.

  (99)(a)        Form  11-K  Annual Report  of  the Union  Pacific
                 Corporation Thrift Plan for the Fiscal Year Ended December 31, 1993 - To be filed by amendment.

  (99)(b) Form 11-K Annual Report of the USPCI, Inc. Savings Plan for the Fiscal Year Ended December 31, 1993 - To be filed by amendment.

  (99)(c) Form 11-K Annual Report of the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan for the Fiscal Year Ended December 31, 1993 - To be filed by amendment.


  (99)(d) Form 11-K Annual Report of the Skyway Retirement Savings Plan for the Fiscal Year Ended December 31, 1993 - To be filed by amendment.

  (99)(e) Form 11-K Annual Report of the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan for the Fiscal Year Ended December 31, 1993 - To be filed by amendment.