Form 10-Q
period 1994-03-31
UNION PACIFIC CORP
filed 1994-05-12
CIK 100885

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number 1-6075

                          UNION PACIFIC CORPORATION
             (Exact name of registrant as specified in its charter)

               UTAH                                         13-2626465
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

       Martin Tower, Eighth and Eaton Avenues, Bethlehem, Pennsylvania
                   (Address of principal executive offices)

                                   18018
                                (Zip Code)

                              (610) 861-3200
           (Registrant's telephone number, including area code)


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X        NO
    -------         -------

       As of April 29, 1994, there were 205,084,208 shares of the Registrant's Common Stock outstanding.

                         UNION PACIFIC CORPORATION
                                   INDEX



                      PART I.  FINANCIAL INFORMATION
                                                                    Page Number
                                                                    -----------
Item 1:    Condensed Consolidated Financial Statements:

           CONDENSED STATEMENT OF CONSOLIDATED INCOME - For the
             Three Months Ended March 31, 1994 and 1993............       1

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
             At March 31, 1994 and December 31, 1993...............     2 - 3

           CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
             the Three Months Ended March 31, 1994 and 1993........       4

           CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS -
             For the Three Months Ended March 31, 1994 and 1993....       4

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....     5 - 7


Item 2:    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................     8 - 12



                        PART II.  OTHER INFORMATION


Item 1:    Legal Proceedings.......................................      13

Item 4:    Submission of Matters to a Vote of Security
             Holders...............................................      13

Item 6:    Exhibits and Reports on Form 8-K........................      14

Signature..........................................................      15

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                CONDENSED STATEMENT OF CONSOLIDATED INCOME

            For the Three Months Ended March 31, 1994 and 1993
            --------------------------------------------------
         (Amounts in Millions, Except Ratio and Per Share Amounts)
                                (Unaudited)
                                                     1994         1993
                                                   --------     --------
Operating Revenues............................     $  1,928     $  1,830
                                                   --------     --------

Operating Expenses:

     Salaries, wages and employee benefits....          651          627
     Depreciation, depletion, amortization
       and retirements........................          248          235
     Equipment and other rents................          160          140
     Fuel and utilities.......................          125          121
     Materials and supplies...................          105           99
     Other costs..............................          293          265
                                                   --------     --------

        Total.................................        1,582        1,487
                                                   --------     --------

Operating Income..............................          346          343

Other Income - Net (Note 3)...................          172           20

Interest Expense..............................          (79)         (84)

Corporate Expenses............................          (12)         (24)
                                                   --------     --------

Income Before Income Taxes....................          427          255

Income Taxes..................................         (144)         (91)
                                                   --------     --------

Income before Cumulative Effect of
     Changes in Accounting Principles.........          283          164

Cumulative Effect to January 1, 1993 of
     Changes in Accounting Principles (Note 6)           --         (175)
                                                   --------     --------

Net Income (Loss).............................     $    283     $    (11)
                                                   ========     ========

Earnings (Loss) Per Share:

     Income Before Cumulative Effect of
     Changes in Accounting Principles.........     $   1.38     $   0.80

     Cumulative Effect to January 1, 1993 of
       Changes in Accounting Principles.......           --        (0.86)
                                                   --------     --------

     Net Income (Loss)........................     $   1.38     $  (0.06)
                                                   ========     ========

Weighted Average Number of Shares.............        205.7        205.1

Cash Dividends Per Share......................     $   0.40     $   0.37

Ratio of Earnings to Fixed Charges (Note 4)...          5.3          3.5


             UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANY

          CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
          ------------------------------------------------------
                           (Millions of Dollars)
                                (Unaudited)

                                                       March 31,    December 31,
ASSETS                                                   1994           1993
                                                       ---------    ------------
Current Assets:

     Cash and temporary investments...............    $     255     $     113
     Accounts receivable .........................          689           651
     Inventories..................................          261           252
     Deferred income taxes........................          119           117
     Other current assets.........................          313           249
                                                      ---------     ---------

          Total Current Assets....................        1,637         1,382
                                                      ---------     ---------

Investments:

     Investments in and advances to affiliated
        companies.................................          449           455
     Other investments............................          158           170
                                                      ---------     ---------

          Total Investments.......................          607           625
                                                      ---------     ---------
Properties:

     Railroad:

       Road and other.............................        8,047         7,935
       Equipment..................................        4,593         4,575
                                                      ---------     ---------

          Total Railroad..........................       12,640        12,510
                                                      ---------     ---------

     Natural resources (Notes 2 and 3)............        4,725         4,144
                                                      ---------     ---------
     Trucking.....................................          657           621
                                                      ---------     ---------
     Waste management.............................          527           464
                                                      ---------     ---------
     Other........................................          119           121
                                                      ---------     ---------

          Total Properties........................       18,668        17,860

     Accumulated depreciation, depletion and
       amortization...............................       (6,374)       (6,419)
                                                      ---------     ---------
          Properties - Net........................       12,294        11,441
                                                      ---------     ---------
Cost in Excess of Net Assets of Acquired
  Businesses - Net................................        1,313         1,322

Other Assets......................................          304           231
                                                      ---------     ---------

          Total Assets............................    $  16,155     $  15,001
                                                      =========     =========

            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

          CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
          ------------------------------------------------------
         (Amounts in Millions, Except Share and Per Share Amounts)
                                (Unaudited)

                                                       March 31,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1994          1993
                                                       ---------   ------------
Current Liabilities:

     Accounts payable................................  $     443      $     477
     Accrued wages and vacation......................        233            253
     Income and other taxes..........................        221            162
     Dividends and interest..........................        153            176
     Accrued casualty costs..........................        136            135
     Debt due within one year........................        130            115
     Other current liabilities.......................        689            771
                                                       ---------      ---------

     Total Current Liabilities.......................      2,005          2,089
                                                       ---------      ---------

Debt Due After One Year..............................      4,853          4,069

Deferred Income Taxes ...............................      2,747          2,676

Retiree Benefits Obligation .........................        618            599

Other Liabilities (Note 3)...........................        844            683

Stockholders' Equity:

     Common stock, $2.50 par value, authorized
       500,000,000 shares, 230,942,882 shares issued
       in 1994, 230,788,175 shares issued in 1993....        577            577
     Paid in surplus.................................      1,389          1,383
     Retained earnings...............................      4,730          4,529
     Treasury stock, at cost, 25,858,991 shares in
        1994, 25,626,946 shares in 1993..............     (1,608)        (1,604)
                                                       ---------      ---------

        Total Stockholders' Equity...................      5,088          4,885
                                                       ---------      ---------

        Total Liabilities and Stockholders' Equity...  $  16,155      $  15,001
                                                       =========      =========

            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

              CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
            For the Three Months Ended March 31, 1994 and 1993
            --------------------------------------------------
                           (Millions of Dollars)
                                (Unaudited)


                                                           1994          1993
                                                         -------       --------
Cash flows from operating activities:

   Net Income (Loss)..................................   $   283       $   (11)

      Non-cash charges to income:

      Depreciation, depletion and amortization........       248           235
      Cumulative effect of changes in accounting
        principles (Note 6)...........................        --           175
      Other - Net.....................................       (47)          (22)
   Changes in current assets and liabilities..........      (197)         (159)
   Cash used for special charges......................       (24)          (39)
                                                         -------       -------

      Cash from operations............................       263           179
                                                         -------       -------
Cash flows from investing activities:

   Capital investments................................      (355)         (235)
   AMAX acquisition - Net (Note 2)....................      (725)           --
   Wilmington sale (Note 3)...........................       280            --
   Other - Net........................................        (7)           11
                                                         -------       -------

      Cash used in investing activities...............      (807)         (224)
                                                         -------       -------

Cash flows from equity and financing activities:

   Dividends paid.....................................       (82)          (75)
   Debt repaid (Note 7)...............................      (117)         (166)
   Financings (Note 2)................................       885           208
                                                         -------       -------

      Cash generated (used) in equity and financing
      activities......................................       686           (33)
                                                         -------       -------

      Net change in cash and temporary investments....   $   142       $   (78)
                                                         =======       =======



           CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS
            For the Three Months Ended March 31, 1994 and 1993
            --------------------------------------------------
              (Amounts in Millions, Except Per Share Amounts)
                                (Unaudited)


                                                           1994          1993
                                                         -------       -------
Balance at Beginning of Year.........................    $ 4,529       $ 4,338

Net Income (Loss)....................................        283           (11)
                                                         -------       -------

      Total...........................................     4,812         4,327

Dividends Declared ($0.40 per share in 1994;
                    $0.37 per share in 1993).........        (82)          (76)
Exchangeable Note Conversion (Note 7)................         --           (24)
                                                         -------       -------

     Balance at End of Period........................    $ 4,730       $ 4,227
                                                         =======       =======

[TEXT]

                UNION PACIFIC CORPORATION AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------
                                (Unaudited)

1. Responsibilities for Financial Statements - The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1993 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation) Annual Report to Stockholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results for the entire year ending December 31, 1994.

2. AMAX Acquisition - In March 1994, Union Pacific Resources Company (Resources) acquired AMAX Oil & Gas Inc. (AMAX) from Cyprus AMAX Minerals Company for a net purchase price of $725 million. Resources purchased all of the outstanding capital stock of AMAX for $819 million in cash and immediately upon closing sold certain of AMAX's assets to Universal Resources Corporation for $94 million.

      AMAX's retained operations primarily consist of natural gas producing, transportation and processing properties in West, East and South Texas, Louisiana and Arkansas. These properties include interests in 14 major fields, encompassing approximately 600,000 acres and 2,000 producing wells. Resources recorded 92 million barrels of oil equivalent (MMBOE) of proved reserves related to the AMAX acquisition.

3. California Property Dispositions - Pursuant to its plan to dispose of its oil and gas operations in California, Resources sold its Wilmington oil field and announced its plan to dispose of its interest in the Point Arguello oil field. In March 1994, Resources sold its interest in the Wilmington oil field's surface rights and hydrocarbon reserves, and its interest in the Harbor Cogeneration Plant to the City of Long Beach, California, for $405 million in cash and notes.
      The Wilmington sale resulted in a $184 million ($116 million after-tax) gain--$159 million ($100 million after tax) at Resources and $25 million ($16 million after tax) at Union Pacific Railroad Company (the Railroad), the latter related to land and trackage rights. In addition, Resources recorded a $24 million ($15 million after-tax) charge for the disposition of the Point Arguello offshore oil field. Wilmington and Point Arguello reserves represent approximately 26 MMBOE (6%) of Resources' year-end 1993 proved reserves and their sale will not significantly impact ongoing operating results.

      As part of the Wilmington sales agreement, Resources has agreed to participate with the City of Long Beach in funding site preparation and environmental remediation. As a result, the calculation of the gain on the sale of the Wilmington properties reflects $112 million of reserves for such future costs.

4. Ratio of Earnings to Fixed Charges - The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income before the cumulative effect of accounting changes less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges.

5. Price Risk Management - Resources utilizes futures contracts, option contracts and swap agreements as hedges to manage volatility related to oil and gas price fluctuations, whereas Overnite Transportation Company (Overnite) and the Railroad utilize such contracts as hedges to manage variability of diesel fuel costs. Gains and losses on these contracts are recognized upon delivery of the commodity.

      Resources has purchased fixed price contracts to hedge 1994 natural gas sales volumes of 359 mmcf/day at $2.23/mcf, approximately 50% of its remaining 1994 natural gas production. The Railroad purchased fixed price contracts to hedge approximately 80% of its remaining 1994 diesel fuel consumption at $0.44 per gallon, while Overnite purchased fixed price contracts to hedge virtually all of its remaining 1994 diesel fuel consumption at $0.48 per gallon. Credit risk related to these activities is minimal.

6. Accounting Changes - In January 1993, the Corporation adopted the Financial Accounting Standards Board's pronouncements covering the recognition of postretirement benefits other than pensions and accounting for income taxes, as well as a pro-rata method of recognizing transportation revenues and expenses. The cumulative effect of adopting these accounting changes was a one-time, after-tax charge to earnings of $175 million or $0.86 per share. Prior years' financial statements were not restated.

7. Exchangeable Debt Conversion - In February 1993, the remaining $25 million of the 7.50% Exchangeable Guaranteed Notes, due 2003, which were issued to Katy Industries, Inc. in conjunction with the acquisition of the Missouri-Kansas-Texas Railroad, were exchanged for approximately 774,000 shares of the Corporation's common stock. The Corporation issued common shares from its treasury in exchange for these Notes.

8. Commitments and Contingencies - There are various lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. The Corporation does not expect that the lawsuits, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial position or its results of operations.

      Management does not anticipate that the ultimate resolution of the matters described in Part I, Item 3 Legal Proceedings of the Corporation's 1993 Annual Report on Form 10-K and in Part II, Item 1 Legal Proceedings in this report will have a material adverse effect on the Corporation's consolidated financial condition or operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                           RESULTS OF OPERATIONS

         Quarter Ended March 31, 1994 Compared to March 31, 1993

CONSOLIDATED - Union Pacific Corporation (the Corporation) reported net income of $283 million or $1.38 per share, including the one-time benefit of a $101 million ($0.49 per share) after-tax gain resulting from the disposition of the Corporation's oil and gas operations in California (see Note 3 to the Condensed Consolidated Financial Statements) and a $10 million ($0.05 per share) after-tax gain on the sale of an investment. This compares to a net loss of $11 million or a $0.06 loss per share in 1993, which included a $175 million ($0.86 per share) after-tax cumulative charge for changes in accounting methods (see Note
6 to the Condensed Consolidated Financial Statements). Income before the cumulative effect of changes in accounting principles improved $119 million from $164 million ($0.80 per share) a year ago. Income before accounting changes improved at Union Pacific Railroad Company (the Railroad), Union Pacific Resources Company (Resources) and USPCI, Inc. (USPCI), while Overnite Transportation Company (Overnite) posted a slight earnings decline reflecting higher operating costs caused by the severe winter in the East.

Operating revenues grew 5% to $1.93 billion from $1.83 billion in 1993, as increased transportation volumes at the Railroad and Overnite, and the second quarter 1993 addition of Skyway Freight Systems, Inc. (Skyway) were partially offset by hydrocarbon price declines at Resources. Operating expenses rose $95 million (6%) to $1.58 billion during the quarter. Higher volumes, severe winter weather and benefit cost inflation accounted for a $24 million increase in salaries, wages and employee benefit costs. Higher transportation volumes caused increases in equipment and other rents ($20 million), third party transportation ($18 million), other taxes ($13 million), materials and supplies ($6 million) and fuel and utilities ($4 million). In addition, employee injury expense rose $14 million and depreciation charges increased
$13 million--the result of the Corporation's continued commitment to upgrade equipment and technology, and expand capacity. Higher operating costs were partially offset by lower costs associated with pipeline and gas plant product purchases for resale, lower mining costs and additional cost offsets associated with rail car repairs for other carriers.

Operating income advanced $3 million to $346 million for the period. Corporate expenses declined $12 million, the result of lower expenses related to stock appreciation rights and incentive compensation accruals.

RAILROAD - Income before the cumulative effect of changes in accounting principles at the Railroad grew $28 million to $168 million for the quarter. First quarter 1994 earnings include a one-time $16 million after-tax gain on the sale of land and trackage rights in California (see Note 3 to the Condensed Consolidated Financial Statements).

Operating revenues improved 6% to $1.29 billion. Higher revenues were generated by an 8% (over 86,000 loads) rise in first quarter 1994 carloadings (1993 first quarter carloadings were hampered by severe winter weather). New coal contracts, inventory replenishment by major utilities and improved exports accounted for a 17% increase in energy carloadings. Automotive traffic climbed 15%, the result of higher carloadings for both assembled autos and auto parts, reflecting improving economic conditions in the automotive industry. Intermodal volumes improved 9% largely because of business expansion with the Railroad's trucking partners and growing container traffic, while chemical carloadings advanced 7% due to volume growth in fertilizer, liquid and dry chemicals, and petroleum. Metals, minerals and forest, and food, consumer and government carloadings were unchanged from a year ago, while grain traffic declined 6% as a result of lower export shipments of wheat and corn. The positive effect of higher volumes was partially offset by a 1% decline in average revenue per car, largely the result of volume growth of lower-rated commodities--mainly energy and intermodal.

Operating expenses increased to $1.03 billion for the quarter compared to $991 million last year. Employee injury expense rose $13 million as continuing declines in the number of injuries were more than offset by higher settlement costs per injury. Growing volumes accounted for an $11 million rise in equipment and other rents, while other taxes increased $7 million because of the absence of first quarter 1993 property and other tax credits. Depreciation expense grew $6 million because of the Railroad's continued investment in equipment and capacity. Wages and benefit costs rose
$3 million as higher volumes and benefit inflation were largely offset by continued improvements in labor productivity. Materials and supplies costs also rose $3 million, while fuel costs increased $1 million as a 9% rise in gross ton-miles was largely offset by an 8% decrease in fuel cost.
These cost increases were partially mitigated by $8 million of additional cost offsets associated with car repairs for other carriers.

Operating income at the Railroad improved $35 million during the quarter to $260 million. The Railroad's operating ratio declined to 79.8 from 81.5 a year ago.

NATURAL RESOURCES - Resources' income before the cumulative effect of changes in accounting principles improved $72 million to $155 million in the first quarter of 1994, including the one-time benefit of an $85 million after-tax gain resulting from the disposition of oil and gas operations in California (see Note 3 to the Condensed Consolidated Financial Statements).

Operating revenues (inclusive of hedging activities) declined $40 million to $301 million as price declines in crude oil and natural gas liquids, and other revenue declines (caused by the absence of first quarter 1993 insurance settlements and a reclassification of pipeline revenues) were only partially countered by an 11% increase in overall hydrocarbon production. Natural gas sales volumes rose 14% to 684 mmcf/day, largely the result of production improvements in the Austin Chalk and the southwestern Wyoming portion of the Land Grant, while natural gas liquids sales volumes improved 9% to 39,621 bbl/day because of increased ownership in the Carthage gas plant and improved production in the Chalk. Crude oil sales volumes grew 6% to 69,536 bbl/day, reflecting the application of horizontal drilling technology in the Silo field in eastern Wyoming. Natural gas average prices increased 3% to $1.96/mcf. Average prices for crude oil fell $4.32/bbl (26%) to $12.19/bbl (reflecting the market's response to OPEC overproduction and higher North Sea production), while natural gas liquids prices declined $2.46/bbl (22%) to $8.66/bbl.

Operating expenses declined to $224 million for the quarter from $229 million a year ago. The cost of pipeline and gas plant product purchases for resale decreased $15 million, reflecting lower volumes and a reclassification of pipeline revenues. Mining costs declined $12 million due to lower operating costs stemming from the ongoing effects of a favorable 1992 contract settlement at Resources' joint venture coal mine. These cost reductions were largely offset by volume-related cost increases. Depreciation and depletion charges rose $7 million reflecting higher production levels and the addition of the Brookeland gas processing facility in southwestern Wyomingand the George Gray facility in East Texas, while employee benefit costs rose $6 million.
Joint venture costs grew $5 million as a result of higher drilling activity, while increased exploration activities generated a $2 million expansion in geological and geophysical costs. Operating income for all of Resources' operations declined to $77 million in the first quarter of 1994 compared to $112 million in 1993.

Operating income from Resources' minerals operations improved $2 million during the first three months of 1994 to $27 million. This improvement was the result of a one-time lease bonus on trona lands.

TRUCKING - Income before the cumulative effect of changes in accounting principles at Overnite was $6 million, down $1 million from a year ago. These results included goodwill amortization of $6 million and a one-time $1 million (after Federal tax) reduction in state taxes resulting from a favorable settlement with the state of Mississippi.

Overnite's operating revenues advanced $22 million (10%) to $242 million as a 2% rise in average prices combined with an 8% volume improvement--despite the severe winter weather conditions in the East. Higher volumes were generated by a 10% increase in less-than-truckload (LTL) business caused by the third quarter 1993 bankruptcy of a major eastern carrier and continued business expansion. Higher LTL volumes were partially offset by truckload traffic declines reflecting Overnite's focus on its core LTL business.

Operating expenses increased $24 million to $234 million. The severe winter weather in the East and volume growth accounted for a $14 million rise in salaries, wages and employee benefit costs, a $5 million increase in equipment and other rents and a $1 million rise in materials and supplies costs. Other taxes increased $2 million, largely the result of increased Federal highway use taxes caused by growing volumes and higher tax rates. In addition, depreciation expense grew by $1 million due to Overnite's continuing investment in equipment and technology. Operating income declined to $8 million in 1994 from $10 million in 1993. Overnite's operating ratio, excluding goodwill amortization, increased to 94.5 for the quarter from 92.7 in 1993.

On April 6, 1994, the Teamsters Union went on strike when negotiations with 24 unionized LTL carriers broke down. As a result of the strike, Overnite (a non-union carrier) experienced a significant rise in business levels, nearly doubling daily shipments. These dramatic volume increases put a strain on Overnite's distribution systems, causing higher than normal operating costs during the strike period. A final agreement was reached between the carriers and the Teamsters Union on April 29, 1994.

WASTE MANAGEMENT - In the first quarter of 1994, USPCI's net loss declined $1 million to a net loss of $2 million, including goodwill amortization of $2 million. Operating revenues improved $15 million to $68 million in the first quarter of 1994. Revenue growth was stimulated by higher disposal volumes (reflecting the consolidation of USPCI's investment in ECDC Environmental, L.C. and volume growth at USPCI's Echo Mountain, North Dakota facility), business expansion in recycling and higher transportation volumes. Operating expenses rose $12 million to $67 million as volume-related increases in transportation and hauling costs, maintenance and equipment rents were partially offset by the positive effects of administrative restructuring. USPCI's operating income improved $2.8 million, to operating income of $0.4 million in the first quarter of 1994.

The Corporation is continuing its re-evaluation of USPCI's operations and is considering several strategic options, including the divestiture of USPCI. A determination is pending the result of an independent evaluation and a review of the operational capability of the hazardous waste incinerator USPCI is constructing in Clive, Utah.

CORPORATE SERVICES AND OTHER OPERATIONS - Expenses related to Corporate Services and Other Operations--which include corporate expenses, interest expense, other income and income taxes that are not related to other segments, and the results of other operating units--declined $19 million (before the effect of the 1993 accounting changes) to $44 million. This decline is largely the result of lower expenses related to outstanding stock appreciation rights, smaller incentive compensation accruals, increased interest charges to subsidiaries (mainly the result of subsidiaries' capital spending and pension funding at Overnite) and improved operating results from the Corporation's Other Operations. Operating income was $0.4 million for the first three months of 1994 compared to losses of $1.5 million a year ago, reflecting improvements at the Corporation's Other Operations and the second quarter 1993 addition of Skyway.

           CHANGES IN FINANCIAL CONDITION AND OTHER DEVELOPMENTS

                          Since December 31, 1993

During the first three months of 1994, cash from operations was $263 million, an improvement of $84 million from 1993. This improvement was the result of higher non-cash charges reflecting higher employee injury accruals, lower cash dry hole charges, increased depreciation, lower non-cash equity earnings and the absence in 1994 of Section 29 drilling charges. In addition, cash from operations benefited from improvements in working capital--excluding the effects of the Wilmington sale and the acquisition of AMAX Oil & Gas Inc. (AMAX)--and lower cash outlays related to the 1991 special charge.

Cash used in investing activities of $807 million reflects a $583 million increase over 1993. Capital expenditures grew $120 million over 1993, largely due to higher capacity and equipment expenditures at the Railroad, increased development activities in the Austin Chalk and fleet expansion and renewal at Overnite. In addition, the Corporation acquired AMAX in March 1994 for $725 million in cash (see Note 2 to the Condensed Consolidated Financial Statements). As a result, first quarter 1994 financings increased
$677 million to $885 million, despite the $280 million of cash proceeds generated by the Wilmington sale (see Note 3 to the Condensed Consolidated Financial Statements).

The ratio of debt to total capital employed increased to 38.9% at March 31, 1994 from 35.6% at December 31, 1993. This increase reflects the higher debt levels incurred to finance the AMAX acquisition partially offset by 1994 earnings (including the sale of the Wilmington properties). The Corporation's debt rating was not affected by the acquisition of AMAX.

PART II.  OTHER INFORMATION
- - ---------------------------

Item 1.    Legal Proceedings

As previously reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 (the 1993 10-K Report), Union Pacific Railroad Company (UPRR) and Missouri Pacific Railroad Company (MPRR) received Complaints and Notices of Opportunity for Hearing from Region VIII of the Environmental Protection Agency (EPA) alleging various violations of the Toxic Substances Control Act at USPCI, Inc.'s Clive, Utah and Timpe, Utah transfer facilities, including the failure to properly mark railcars containing polychlorinated biphenyls (PCBs), failure to properly dispose of PCB waste, failure to properly contain or store PCB waste and failure to properly manifest PCB waste. The Complaints included proposed penalties totalling $95,000 and $295,000, for UPRR and MPRR, respectively. UPRR and MPRR have agreed to settle these alleged violations with the EPA for a total penalty payment of $20,000.

As previously reported in the 1993 10-K Report, UPRR received a notice from the San Bernardino, California, County District Attorney indicating an intent to file a civil penalty action against UPRR for a penalty of up to $225,000 for certain alleged violations of the California Fish and Game Code. This matter involved UPRR's alleged failure to obtain a necessary permit from the California Department of Fish and Game prior to performing certain maintenance work in stream beds and banks in order to restore desert tortoise habitat in Nipton, California. UPRR has agreed to settle this matter by paying a penalty of $75,000.


Item 4.  Submission of Matters to a Vote of Security Holders.

      (a) The annual meeting of shareholders of the Corporation was held on May 11, 1994.

      (b) At the Annual Meeting, the Corporation's shareholders voted for the election of Spencer F. Eccles (168,044,553 shares in favor; 880,899 shares withheld), William H. Gray, III (167,913,431 shares in favor; 1,012,021 shares withheld), Judith Richards Hope (168,020,146 shares in favor; 905,306 shares withheld), John R. Meyer (168,050,393 shares in favor; 875,059 shares withheld), Robert W. Roth (167,692,319 shares in favor; 1,233,133 shares withheld) and Richard D. Simmons (168,059,728 shares in favor; 865,724 shares withheld) as directors of the Corporation. In addition, the Corporation's shareholders voted to engage Deloitte & Touche as the Corporation's independent auditors. The vote on this item was 168,157,902 shares in favor, 319,431 shares against and 448,119 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            11 - Computation of earnings per share.

            12 - Computation of ratio of earnings to fixed charges.


       (b)  Reports on Form 8-K

            On January 20, 1994, the Corporation filed a Current Report on Form 8-K, which contained a press release discussing the Corporation's results for the year ended December 31, 1993.

            On March 9, 1994, the Corporation filed a Current Report on Form 8-K, which contained excerpts from a press release discussing the acquisition of AMAX Oil & Gas, Inc. by Union Pacific Resources Company.

SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 12, 1994



                                         UNION PACIFIC CORPORATION
                                         (Registrant)


                                         /s/ Charles E. Billingsley
                                         ------------------------------

                                         Charles E. Billingsley,
                                         Vice President and Controller
                                         (chief accounting officer and
                                          duly authorized officer)

                         UNION PACIFIC CORPORATION

                               EXHIBIT INDEX



Exhibit No.                     Description
- - -----------                     -----------

    11                 Computation of earnings per share

    12                 Computation of ratio of earnings to
                       fixed charges