Form 10-K/A
period 1993-12-31
UNION PACIFIC CORP
filed 1994-06-28
CIK 100885

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                 FORM 10-K/A-1
    (Mark One)
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [X]             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                       For the fiscal year ended December 31, 1993
                                        OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [ ]             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the transition period from _________ to _________

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

                      ___________________________________

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange on
          Title of each class                             which registered
Common Stock (Par Value $2.50 per share)           New York Stock Exchange, Inc.
4 3/4% Convertible Debentures Due 1999             New York Stock Exchange, Inc.

                      ___________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
            Yes   X           No
                -----            -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

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

  The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 to include the following exhibits:

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) (3)     Exhibits

Exhibit Number                                    Exhibit
- - - --------------                                    -------

  (23)                    Independent Auditors' Consents

  (99)(a) Financial Statements for the Fiscal Year ended December 31, 1993 required by Form 11-K for the Union Pacific Corporation Thrift Plan.

  (99)(b) Financial Statements for the Fiscal Year ended December 31, 1993 required by Form 11-K for the USPCI, Inc. Savings Plan.

  (99)(c) Financial Statements for the Fiscal Year ended December 31, 1993 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan.

  (99)(d) Financial Statements for the Fiscal Year ended December 31, 1993 required by Form 11-K for the Skyway Retirement Savings Plan.

  (99)(e) Financial Statements for the Fiscal Year ended December 31, 1993 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan.

                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of June 1994.


                                UNION PACIFIC CORPORATION


                                By/s/ L. White Matthews, III
                                  ------------------------------------------
                                  (L. White Matthews, III,
                                   Executive Vice President - Finance and
                                   Principal Financial Officer)

                                EXHIBIT INDEX
                                -------------


Exhibit Number                          Exhibit
- - - --------------                          -------

  (23)              Independent Auditors' Consents

  (99)(a) Financial Statements for the Fiscal Year ended December 31, 1993 required by Form 11-K for the Union Pacific Corporation Thrift Plan.

  (99)(b) Financial Statements for the Fiscal Year ended December 31, 1993 required by Form 11-K for the USPCI, Inc. Savings Plan.

  (99)(c) Financial Statements for the Fiscal Year ended December 31, 1993 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan.

  (99)(d) Financial Statements for the Fiscal Year ended December 31, 1993 required by Form 11-K for the Skyway Retirement Savings Plan.

  (99)(e) Financial Statements for the Fiscal Year ended December 31, 1993 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan.