Form 10-Q
period 1994-06-30
UNION PACIFIC CORP
filed 1994-08-15
CIK 100885

[DESCRIPTION]
                                 FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

YES    X        NO
   --------        -------

       As of July 29, 1994, there were 205,109,348 shares of the Registrant's Common Stock outstanding.

                         UNION PACIFIC CORPORATION
                                   INDEX



                      PART I.  FINANCIAL INFORMATION
                      ------------------------------
                                                                    Page Number
                                                                    -----------
Item 1:    Condensed Consolidated Financial Statements:

           CONDENSED STATEMENT OF CONSOLIDATED INCOME - For the
             Three Months and Six Months Ended June 30, 1994 and
             1993..................................................       1

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
             At June 30, 1994 and December 31, 1993................     2 - 3

           CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
             the Six Months Ended June 30, 1994 and 1993...........       4

           CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS -
             For the Six Months Ended June 30, 1994 and 1993.......       4

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....     5 - 6


Item 2:    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................     7 - 11



                        PART II.  OTHER INFORMATION
                        ---------------------------

Item 1:    Legal Proceedings.......................................      12

Item 5:    Other Information.......................................      12

Item 6:    Exhibits and Reports on Form 8-K........................      12

Signature..........................................................      13

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                   CONDENSED STATEMENT OF CONSOLIDATED INCOME

        For the Three Months and Six Months Ended June 30, 1994 and 1993
        ----------------------------------------------------------------
           (Amounts in Millions, Except Ratio and Per Share Amounts)
                                  (Unaudited)

                                                Three Months Ended   Six Months Ended
                                                      June 30,            June 30,
                                                  1994     1993       1994     1993
                                                -------  -------    -------  -------
Operating Revenues (Note 6)...................  $ 2,070  $ 1,848    $ 3,998  $ 3,678
                                                -------  -------    -------  -------
Operating Expenses:

     Salaries, wages and employee benefits....      667      622      1,319    1,250
     Depreciation, depletion, amortization
       and retirements........................      261      231        509      466
     Equipment and other rents................      175      145        335      284
     Fuel and utilities (Note 6)..............      123      124        248      245
     Materials and supplies...................      115       98        220      197
     Other costs..............................      305      243        597      508
                                                -------  -------    -------  -------
        Total.................................    1,646    1,463      3,228    2,950
                                                -------  -------    -------  -------
Operating Income..............................      424      385        770      728

Other Income - Net (Notes 2 and 4)............        9       20        181       40

Interest Expense..............................      (86)     (84)      (165)    (168)

Corporate Expenses............................      (21)     (22)       (33)     (46)
                                                -------  -------    -------  -------
Income Before Income Taxes and the Cumulative
     Effect of Accounting Changes.............      326      299        753      554

Income Taxes..................................     (106)    (101)      (250)    (192)
                                                -------  -------    -------  -------
Income Before Cumulative Effect of Changes
     in Accounting Principles.................      220      198        503      362

Cumulative Effect to January 1, 1993 of
     Changes in Accounting Principles (Note 7)       --       --         --     (175)
                                                -------  -------    -------  -------
Net Income....................................  $   220  $   198    $   503  $   187
                                                =======  =======    =======  =======

Earnings Per Share:

     Income Before Cumulative Effect
     of Changes in Accounting Principles......  $  1.07  $  0.96    $  2.45  $  1.76

     Cumulative Effect to January 1, 1993 of
       Changes in Accounting Principles.......       --       --         --    (0.85)
                                                -------  -------    -------  -------
     Net Income...............................  $  1.07  $  0.96    $  2.45  $  0.91
                                                =======  =======    =======  =======


Weighted Average Number of Shares.............    205.6    205.6      205.7    205.3
Cash Dividends Per Share......................  $  0.40  $  0.37    $  0.80  $  0.74
Ratio of Earnings to Fixed Charges (Note 5)...                          4.6      3.7


                UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
             ------------------------------------------------------
                             (Millions of Dollars)
                                  (Unaudited)

                                                         June 30,   December 31,
ASSETS                                                     1994         1993
                                                         --------   -----------
Current Assets:

     Cash and temporary investments...............     $     122      $     113
     Accounts receivable .........................           706            651
     Inventories..................................           270            252
     Deferred income taxes........................           119            117
     Other current assets.........................           251            249
                                                       ---------      ---------
          Total Current Assets....................         1,468          1,382
                                                       ---------      ---------
Investments:

     Investments in and advances to affiliated
        companies.................................           476            455
     Other investments............................           159            170
                                                       ---------      ---------
          Total Investments.......................           635            625
                                                       ---------      ---------
Properties:

     Railroad:

       Road and other.............................         8,152          7,935
       Equipment..................................         4,623          4,575
                                                       ---------      ---------
          Total Railroad..........................        12,775         12,510
                                                       ---------      ---------
     Natural resources (Notes 3 and 4)............         4,833          4,144
                                                       ---------      ---------
     Trucking.....................................           679            621
                                                       ---------      ---------
     Waste management (Note 2)....................           527            464
                                                       ---------      ---------
     Other........................................           123            121
                                                       ---------      ---------
          Total Properties........................        18,937         17,860

     Accumulated depreciation, depletion and
       amortization...............................        (6,537)        (6,419)
                                                       ---------      ---------
          Properties - Net........................        12,400         11,441
                                                       ---------      ---------
Cost in Excess of Net Assets of Acquired
  Businesses - Net................................         1,304          1,322

Other Assets......................................           310            231
                                                       ---------      ---------
          Total Assets............................     $  16,117      $  15,001
                                                       =========      =========

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
           (Amounts in Millions, Except Share and Per Share Amounts)
                                  (Unaudited)

                                                        June 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                      1994          1993
                                                       ---------    -----------
Current Liabilities:

     Accounts payable................................  $     455      $     477
     Accrued wages and vacation......................        251            253
     Income and other taxes..........................        242            162
     Dividends and interest..........................        185            176
     Accrued casualty costs..........................        135            135
     Debt due within one year........................        126            115
     Other current liabilities.......................        696            771
                                                       ---------      ---------
     Total Current Liabilities.......................      2,090          2,089
                                                       ---------      ---------
Debt Due After One Year..............................      4,555          4,069

Deferred Income Taxes................................      2,784          2,676

Retiree Benefits Obligation .........................        637            599

Other Liabilities (Notes 4 and 9)....................        824            683

Stockholders' Equity:

     Common stock, $2.50 par value, authorized
       500,000,000 shares, 230,970,350 shares issued
       in 1994, 230,788,175 shares issued in 1993....        578            577
     Paid in surplus.................................      1,390          1,383
     Retained earnings...............................      4,868          4,529
     Treasury stock, at cost, 25,866,613 shares in
       1994, 25,626,946 shares in 1993...............     (1,609)        (1,604)
                                                       ---------      ---------
        Total Stockholders' Equity...................      5,227          4,885
                                                       ---------      ---------
        Total Liabilities and Stockholders' Equity...  $  16,117      $  15,001
                                                       =========      =========

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                For the Six Months Ended June 30, 1994 and 1993
                             (Millions of Dollars)
                                  (Unaudited)

                                                           1994          1993
                                                         -------       -------
Cash flows from operating activities:

   Net Income.........................................   $   503       $   187

   Non-cash charges to income:

      Depreciation, depletion and amortization........       509           466
      Cumulative effect of changes in accounting
        principles (Note 7)...........................        --           175
      Other - Net.....................................         7             9

   Changes in current assets and liabilities..........       (76)         (179)
   Cash used for special charges......................       (42)          (59)
                                                         -------       -------
      Cash from operations............................       901           599
                                                         -------       -------
Cash flows from investing activities:

   Capital investments................................      (726)         (617)
   AMAX acquisition - Net (Note 3)....................      (725)           --
   Skyway acquisition - Net...........................        --           (65)
   Wilmington sale (Note 4)...........................       280            --
   Other - Net........................................       (14)           40
                                                         -------       -------
      Cash used in investing activities...............    (1,185)         (642)
                                                         -------       -------
Cash flows from equity and financing activities:

   Dividends paid.....................................      (164)         (151)
   Debt repaid (Note 8)...............................      (202)         (353)
   Financings (Note 3)................................       659           425
                                                         -------       -------
      Cash generated (used) in equity and financing
      activities......................................       293           (79)
                                                         -------       -------
      Net change in cash and temporary investments....   $     9       $  (122)
                                                         =======       =======

             CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS
                For the Six Months Ended June 30, 1994 and 1993
                -----------------------------------------------
                (Amounts in Millions, Except Per Share Amounts)
                                  (Unaudited)

                                                           1994          1993
                                                         -------       -------
Balance at Beginning of Year.........................    $ 4,529       $ 4,338

Net Income...........................................        503           187
                                                         -------       -------
     Total...........................................      5,032         4,525

Dividends Declared ($0.80 per share in 1994;
                    $0.74 per share in 1993).........       (164)         (152)
Exchangeable Note Conversion (Note 8)................         --           (24)
                                                         -------       -------
     Balance at End of Period........................    $ 4,868       $ 4,349
                                                         =======       =======

            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------
                                (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1993 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation) Annual Report to Stockholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the results for the entire year ending December 31, 1994.

2. DISCONTINUATION OF THE PENNSYLVANIA INCINERATION PROJECT - In June 1994, USPCI, Inc. (USPCI) announced the termination of plans to construct a hazardous waste incinerator in Union County, Pennsylvania. As a result of this decision, USPCI recorded a one-time $12 million ($7 million after-tax) charge to write off capitalized permitting and construction costs incurred on the project.

3. AMAX ACQUISITION - In March 1994, Union Pacific Resources Company (Resources) acquired AMAX Oil & Gas Inc. (AMAX) from Cyprus AMAX
      Minerals Company for a net purchase price of $725 million. AMAX's operations primarily consist of natural gas producing, transportation and processing properties in West, East and South Texas, Louisiana and Arkansas. These properties include interests in 14 major fields, encompassing approximately 600,000 acres and 2,000 producing wells. Resources recorded 92 million barrels of oil equivalent of proved reserves related to the AMAX acquisition.

4. CALIFORNIA PROPERTY DISPOSITIONS - Pursuant to its plan to dispose of its oil and gas operations in California, Resources sold its Wilmington oil field and announced its plan to dispose of its interest in the Point Arguello oil field. In March 1994, Resources sold its interest in the Wilmington oil field's surface rights and hydrocarbon reserves, and its interest in the Harbor Cogeneration Plant to the City of Long Beach, California, for $405 million in cash and notes.
      The Wilmington sale resulted in a $184 million ($116 million after-tax) gain. In addition, Resources recorded a $24 million ($15 million after-tax) charge for the disposition of the Point Arguello offshore oil field. Wilmington and Point Arguello reserves represent approximately 6% of Resources' year-end 1993 proved reserves and their sale will not significantly impact ongoing operating results.

      As part of the Wilmington sales agreement, Resources has agreed to participate with the City of Long Beach in funding site preparation and environmental remediation. As a result, the calculation of the gain on the sale of the Wilmington properties reflects $112 million of reserves for such future costs.

5. RATIO OF EARNINGS TO FIXED CHARGES - The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income before the cumulative effect of accounting changes less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges.

6. PRICE RISK MANANGEMENT - Resources utilizes futures contracts, option contracts and swap agreements as hedges to manage volatility related to oil and gas price fluctuations, whereas Overnite Transportation Company (Overnite) and Union Pacific Railroad Company (the Railroad) utilize such contracts as hedges to manage variability of diesel fuel costs. Gains and losses on these contracts are recognized together with the sale or purchase of the underlying commodity.

      Resources has purchased fixed price contracts to hedge 1994 natural gas sales volumes of 293 mcf/day at $2.25/mcf, approximately 36% of its remaining 1994 natural gas production. In addition, Resources has hedged crude oil sales volumes of 43 mbl/day at $17.66/bbl, nearly 78% of its remaining 1994 production. The Railroad has purchased fixed price contracts to hedge approximately 80% of its remaining 1994 diesel fuel consumption at $0.44 per gallon, while Overnite has purchased fixed price contracts to hedge virtually all of its remaining 1994 diesel fuel consumption at $0.48 per gallon. Credit risk related to these activities is minimal.

7. ACCOUNTING CHANGES - In January 1993, the Corporation adopted the Financial Accounting Standards Board's pronouncements covering the recognition of postretirement benefits other than pensions and accounting for income taxes, as well as a pro-rata method of recognizing transportation revenues and expenses. The cumulative effect of adopting these accounting changes was a one-time, after-tax charge to earnings of $175 million or $0.85 per share. Prior years' financial statements were not restated.

8. EXCHANGEABLE DEBT CONVERSION - In February 1993, the remaining $25 million of the 7.50% Exchangeable Guaranteed Notes, due 2003, which were issued to Katy Industries, Inc. in conjunction with the acquisition of the Missouri-Kansas-Texas Railroad, were exchanged for approximately 774,000 shares of the Corporation's common stock. The Corporation issued common shares from its treasury in exchange for these Notes.

9. COMMITMENTS AND CONTINGENCIES - There are various lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. The Corporation does not expect that the lawsuits, environmental costs, commitments or guarantees, or the ultimate resolution of the matters described in Part I, Item 3 Legal Proceedings of the Corporation's
      1993 Annual Report on Form 10-K and in Part II, Item 1 Legal Proceedings in this report will have a material adverse effect on its consolidated financial position or its results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                           RESULTS OF OPERATIONS

           Quarter Ended June 30, 1994 Compared to June 30, 1993

CONSOLIDATED - Union Pacific Corporation (the Corporation) reported net income of $220 million or $1.07 per share for the second quarter of 1994. This compares to net income of $198 million or $0.96 per share in 1993. Quarterly earnings improved at Union Pacific Railroad Company (the Railroad) and Overnite Transportation Company (Overnite), while earnings at Union Pacific Resources Company (Resources) were unchanged for the quarter. Earnings declined at USPCI, Inc. (USPCI) as improvements in operations were more than offset by a one-time charge for the discontinuation of incineration permitting activities in Pennsylvania (see Note 2 to the Condensed Consolidated Financial Statements).

Operating revenues grew 12% to $2.07 billion from $1.85 billion in 1993, as a result of increased transportation volumes at the Railroad and Overnite, increased hydrocarbon sales volumes at Resources and improvements in landfill volumes at USPCI. Operating expenses rose $183 million to $1.65 billion during the quarter. Higher volumes accounted for increases in salaries, wages and employee benefits ($45 million), equipment and other rents ($30 million), third party transportation ($26 million), materials and supplies ($17 million) and other taxes ($13 million). Depreciation charges increased $30 million--the result of the Corporation's continued commitment to upgrade equipment and technology and higher production volumes at Resources--while personal injury expense rose $13 million.

Operating income advanced $39 million (10%) to $424 million for the quarter. Other income declined $11 million, reflecting the one-time charge at USPCI.

RAILROAD - Net income at the Railroad grew $12 million (7%) to $191 million for the quarter, while operating revenues improved $89 million (7%) to $1.33 billion. Higher revenues were generated by a 10% (over 111,000 loads) rise in second quarter 1994 carloadings. Intermodal volumes improved 22% because of business expansion with the Railroad's trucking partners and growing container traffic. New coal contracts and inventory replenishment by major utilities accounted for a 17% increase in energy carloadings. Automotive traffic climbed 11%, the result of higher carloadings for both assembled autos (12%) and auto parts (7%), reflecting improving economic conditions in the automotive industry. Food, consumer and government carloadings advanced 9% due to improvements in the food group--mainly canned and frozen goods--and growth in the consumer segment, reflecting growing shipments of waste/ recyclables and transportation equipment. Chemical carloadings were unchanged from a year ago, while grain traffic declined 15% as a result of weak export markets for wheat and corn, as well as reduced corn supplies because of the 1993 flood. Metals, minerals and forest traffic also declined 1%. The positive effect of higher volumes was partially offset by a 3% decline in average revenue per car, largely the result of volume growth of lower-rated commodities--mainly energy and intermodal.

Operating expenses increased to $1.02 billion for the quarter compared to $96 million last year. Personal injury expense rose $13 million as continuing declines in the number of injuries were more than offset by higher settlement costs per injury. Volume growth accounted for a $12 million increase in materials and supplies cost, a $10 million rise in equipment and other rents and an $8 million escalation in drayage and other costs (reflecting higher intermodal shipments). Wages and benefit costs rose $11 million as higher volumes and inflation were partially offset by continued improvements in labor productivity. Other taxes increased $7 million because of the absence of second quarter 1993 state and local tax adjustments, while depreciation expense grew $6 million reflecting the Railroad's continuing investment in equipment and capacity. These cost increases were partially mitigated by a $3 million reduction in fuel costs, as an 11% decline in fuel prices and a 2% improvement in the consumption rate were partially countered by a 9% rise in gross ton-miles.

Operating income at the Railroad improved $27 million (10%) for the quarter to $306 million. The Railroad's operating ratio declined to 77.0 from 77.5 a year ago.

NATURAL RESOURCES - Resources' second quarter 1994 net income was unchanged from
a year ago at $72 million.   Operating revenues advanced $19 million to $332
million as higher natural gas sales volumes and prices more than offset price and volume declines in crude oil, and lower pipeline revenues (caused by a reclassification of pipeline revenues). Overall hydrocarbon sales improved 21% for the quarter. Natural gas sales volumes rose 37% to 789 mmcf/day, largely the result of the first quarter AMAX Oil & Gas Inc. (AMAX) acquisition (see
Note 3 to the Condensed Consolidated Financial statements) and higher production in the Austin Chalk and Land Grant. Natural gas liquids sales volumes improved 26% to 51,430 bbl/day because of the addition of the AMAX properties, increased ownership in the Carthage gas plant and improved production in the Chalk. Crude oil sales volumes declined 6% to 61,681 bbl/day, reflecting the first quarter sale of the Wilmington properties
(see Note 4 to the Condensed Consolidated Financial Statements) and production declines in other fields. Natural gas average prices increased
9% to $1.87/mcf. Average prices for crude oil fell $1.82/bbl (11%) to $15.29/bbl (reflecting a recovery over first quarter average prices of $12.19/bbl), while natural gas liquids prices declined $1.27/bbl (12%) to $8.98/bbl.

Operating expenses increased $24 million to $246 million for the quarter. Depreciation and depletion charges rose $19 million, reflecting the addition of new gas processing facilities and pipelines, as well as higher production levels. Higher volumes also accounted for a $3 million increase in the cost of pipeline and gas plant product purchases for resale and a $3 million increase in production and other taxes. Operating income for all of Resources' operations declined to $86 million in the second quarter of 1994 from $91 million in 1993. Income tax expense declined $14 million, largely the result of a favorable state tax settlement and lower pre-tax income. Operating income from Resources' minerals operations improved $1 million during the period to $27 million.

TRUCKING - Overnite posted second quarter earnings of $16 million, up
$4 million from a year ago, including goodwill amortization of $6 million. Overnite's operating revenues advanced $62 million (27%) to $292 million as a 13% rise in average prices--reflecting contractual rate increases and a shift to longer haul traffic during the April 1994 Teamsters' Union strike against other carriers--combined with a 12% volume improvement. These higher volumes were generated by a 17% increase in less-than-truckload (LTL) business caused by the strike, the third quarter 1993 bankruptcy of a major eastern carrier and continued business expansion. Improvements in LTL volumes were partially offset by truckload traffic declines, reflecting Overnite's focus on its core LTL business.

Operating expenses increased $54 million to $265 million. Dramatic volume increases brought about by the April Teamsters' strike strained Overnite's distribution systems causing higher than normal operating costs during the strike period. These volume pressures accounted for a $25 million escalation in salaries, wages and employee benefit costs, a $14 million increase in equipment and other rents, a $3 million rise in materials and supplies cost and a $2 million increase in fuel and utilities cost. Other taxes increased $2 million, largely the result of increased Federal highway use taxes caused by volume growth and higher tax rates, while depreciation expense grew by $1 million due to Overnite's continuing investment in equipment and technology. Operating income improved to $27 million in the second quarter of 1994 from $19 million in 1993. Overnite's operating ratio, excluding goodwill amortization, declined to 88.6 for the quarter from 89.3 in 1993.

WASTE MANAGEMENT - Second quarter 1994's net losses at USPCI increased to $7 million from $5 million last year, including goodwill amortization of $2 million. Second quarter results include a one-time charge of $12 million ($7 million after tax) for the discontinuation of permitting efforts in Pennsylvania. Excluding this one-time charge, second quarter results would have improved $5 million over 1993 to break even.

Operating revenues improved $30 million to $82 million for the period. Revenue growth was stimulated by higher landfill volumes (reflecting the consolidation of USPCI's investment in ECDC Environmental, L.C. and volume growth at USPCI's other landfill facilities) and business expansion in transportation, remediation and recycling. These improvements were partially offset by landfill price declines, reflecting intense industry competition. Operating expenses rose $23 million to $79 million as a result of volume-related increases in transportation and hauling costs, maintenance and equipment rents. USPCI's operating income improved $7 million, to operating income of $3 million for the period. Other income declined $12 million, reflecting the one-time second quarter 1994 charge.

USPCI's earnings have not met management's expectations. In addition, the Clive, Utah, incinerator (Clive), which has been delayed by permitting and operational problems, represents a significant portion of the Corporation's investment in USPCI. As a result, the Corporation began a strategic re-evaluation of its investment in the first quarter of 1994, which is continuing.

It is currently anticipated that Clive will begin commercial operations by the end of 1994. Results of the initial start up will determine the permitted operating parameters of the facility, which could be significantly different than the facility's original specifications. Clive's permitted operating capacity will have a significant impact on the future income and cash flows of USPCI. While management currently continues to anticipate successful permitting and commercial operations, it is possible that the permit granted or future market conditions could reduce operations to a level insufficient to recover the Corporation's investment. In addition, a decision could be made to dispose of the entire waste management business. Either case could require the Corporation to record a significant write down.

CORPORATE SERVICES AND OTHER OPERATIONS - Expenses related to Corporate Services and Other Operations--which include corporate expenses, interest expense, other income and income taxes that are not related to other segments, and the results of other operating units--declined $8 million to $52 million. This decline is largely the result of increased interest charges to subsidiaries (mainly the result of the AMAX acquisition, subsidiaries' capital spending and pension funding at Overnite) and improved operating results from the Corporation's Other Operations. Operating income was $2 million for the second quarter of 1994 compared to break-even results a year ago, reflecting improvements at the Corporation's Other Operations and the May 1993 addition of Skyway Freight Systems, Inc. (Skyway).


         Six Months Ended June 30, 1994 Compared to June 30, 1993


The Corporation reported net income of $503 million or $2.45 per share, including the one-time benefit of a $101 million ($0.49 per share) after-tax gain resulting from the first quarter disposition of the Corporation's oil and gas operations in California (see Note 4 to the Condensed Consolidated Financial Statements). This compares to a net income of $187 million or $0.91 per share in 1993, which included a $175 million
($0.85 per share) after-tax cumulative charge for changes in accounting methods (see Note 7 to the Condensed Consolidated Financial Statements). Income before the cumulative effect of changes in accounting principles improved $141 million to $503 million ($2.45 per share) from $362 million ($1.76 per share) a year ago. Income before accounting changes improved at the Railroad, Resources and Overnite, while USPCI posted a slight earnings decline as improvements in operations were more than offset by the one-time second quarter 1994 charge.

Operating revenues grew 9% to $4.0 billion from $3.68 billion in 1993, as increased transportation volumes at the Railroad and Overnite, higher hydrocarbon sales volumes at Resources, improved landfill volumes at USPCI and the May 1993 addition of Skyway were partially offset by hydrocarbon price declines. Operating expenses rose $278 million to $3.23 billion for the period. Higher volumes, severe winter weather in the first quarter of 1994 and the effects of the April Teamsters' strike caused increases in salaries, wages and employee benefits ($69 million), equipment and other rents ($51 million), third party transportation ($51 million), other taxes ($26 million), and materials and supplies ($23 million). Depreciation charges increased
$43 million--the result of the Corporation's continued commitment to upgrade equipment and technology, and higher production volumes at Resources--while personal injury expense rose $27 million. Higher operating costs were partially offset by lower costs associated with pipeline and gas plant product purchases for resale, lower mining costs and additional cost offsets associated with rail car repairs for other carriers.

Operating income advanced $42 million (6%) to $770 million for the first six months of 1994. Other income increased $141 million, largely the result of the California property disposition in the first quarter, while corporate expenses declined $13 million, the result of lower expenses related to stock and incentive compensation accruals.



    CHANGES IN CONSOLIDATED FINANCIAL CONDITION AND OTHER DEVELOPMENTS

                          Since December 31, 1993


During the first six months of 1994, cash from operations was $901 million, compared to $599 million in 1993. This increase was largely the result of higher cash earnings and lower working capital requirements. Changes in working capital improved, reflecting higher current liabilities (mainly increased taxes payable and higher accounts and wages payable due to growing business levels and the effects of the AMAX acquisition) offset by higher receivables (the result of higher sales levels and the AMAX acquisition). Non-cash charges to earnings increased as a result of higher depreciation, increased personal injury accruals and the Point Arguello and Pennsylvania incinerator write downs. Cash from operations also benefitted from lower cash outlays related to the 1991 special charge.

Cash used in investing activities of $1.19 billion reflects a $543 million increase over 1993. The Corporation acquired AMAX in March 1994 for a net purchase price of $725 million in cash (see Note 3 to the Condensed Consolidated Financial Statements). Capital expenditures grew $109 million over 1993, largely due to higher capacity and equipment expenditures at the Railroad, increased development activities at Resources (mainly the Austin Chalk and AMAX properties) and fleet expansion and renewal at Overnite. The AMAX purchase and higher capital spending were partially offset by the $280 million of cash proceeds generated by the Wilmington sale. In addition, 1994 financings increased $234 million to $659 million, the result of the AMAX purchase.

The ratio of debt to total capital employed increased to 36.9% at June 30, 1994 from 35.6% at December 31, 1993. This increase reflects the higher debt levels incurred to finance the AMAX acquisition partially offset by 1994 earnings-- including the sale of the Wilmington properties.

PART II.  OTHER INFORMATION
- ---------------------------
Item 1.  Legal Proceedings

      As previously reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, USPCI received a Notice of Violation and Order for Compliance dated October 26, 1993 from the
      State of Utah alleging that USPCI's Grassy Mountain facility improperly disposed of hazardous debris without the proper documentation and that hazardous waste was improperly disposed of in an industrial waste cell. USPCI received a draft Consent Agreement from the State of Utah, which contained a proposed penalty of $276,000 and would have imposed an additional $280,000 penalty if the alleged violations were to recur within a six-month period. This matter has been settled for $60,000 and USPCI's agreement to purchase $196,000 of laboratory equipment for the State of Utah.

Item 5.  Other Information

      In May 1994, the Corporation announced the addition of three seats to its Board of Directors and named a President. Richard K. Davidson,
      Chairman and Chief Executive Officer of Union Pacific Railroad Company, was elected to the Corporation's Board of Directors along with
      L. White Matthews, III, Executive Vice President - Finance for the Corporation, and Jack L. Messman, President and Chief Executive Officer of Union Pacific Resources Company. Mr. Davidson was also named as
      President of the Corporation.

      In July 1994, the Corporation increased its quarterly dividend from $0.40 to $0.43 a share on its common stock, payable October 3, 1994 to stockholders of record September 14, 1994.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits
           --------
            10 - Executive Life Insurance Plan of Union Pacific
                 Corporation, adopted August 2, 1994.

            11 - Computation of earnings per share.

            12 - Computation of ratio of earnings to fixed charges.

      (b)  Reports on Form 8-K
           -------------------
           No reports on Form 8-K were filed during the quarter ended June 30, 1994.

SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 12, 1994



                                        UNION PACIFIC CORPORATION
                                        (Registrant)


                                        /s/ Charles E. Billingsley
                                        --------------------------

                                        Charles E. Billingsley,
                                        Vice President and Controller
                                        (chief accounting officer and
                                         duly authorized officer)

                          UNION PACIFIC CORPORATION

                                 EXHIBIT INDEX



Exhibit No.                         Description
- -----------                         -----------

    10                   Executive Life Insurance Plan of
                         Union Pacific Corporation, adopted
                         August 2, 1994


    11                   Computation of earnings per share


    12                   Computation of ratio of earnings to
                         fixed charges