Form 10-K/A
period 1993-12-31
UNION PACIFIC CORP
filed 1994-11-09
CIK 100885

                   UNION PACIFIC CORPORATION
                       (CORPORATE LOGO)

                                         November 8, 1994



VIA ELECTRONIC TRANSMISSION
- ---------------------------

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

  RE:  Amendment No. 2 to Union Pacific Corporation
       Annual Report on Form 10-K for the Fiscal
       Year Ended December 31, 1993 (File No. 1-6075)
       ----------------------------------------------

Gentlemen:

  Enclosed herewith for filing under the Securities Exchange Act of 1934 is Amendment No. 2 to the Union Pacific Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1993, together with the exhibits thereto. This amendment is in response to comments received form the staff during August through October 1994. Since the enclosed document is being filed in the form of an Amendment, no filing fee is required. A manually signed copy of the enclosed Amendment with accompanying exhibits is being concurrently furnished to the New York Stock Exchange.

                                         Sincerely,

                                         /s/ William L. Ferrara

                                         William L. Ferrara
                                         Manager - Accounting
                                         Practice & Planning

Enclosures

cc:  Mary Mast

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                         ----------------------------------

                                    FORM 10-K/A-2
 (Mark One)
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    [X]           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1993
                                         OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    [ ]           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the transition period from _________ to _________

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

The undersigned registrant hereby amends the following portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993:

                                  PART II
                                  -------

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

                                  PART IV
                                  -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)  (3)  Exhibits

            (13) Pages 14 through 45, inclusive, and the system map contained on the inside back cover of Union Pacific's Annual Report to Stockholders for the year ended December 31, 1993, but excluding photographs set forth on pages 14 through 22, which do not supplement the text and are not otherwise required to be disclosed in this Form 10-K.

            (23) Independent Auditors' Consent.

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of November 1994.

                                             UNION PACIFIC CORPORATION

                                         By  Charles E. Billingsley
                                             -----------------------------
                                            (Charles E. Billingsley,
                                             Vice President and Controller)

                                      EXHIBIT INDEX
                                      -------------

Exhibit Number    Exhibit
- --------------    -------

    (13) Pages 14 through 45, inclusive, and the system map contained on the inside back cover of Union Pacific's Annual Report to Stockholders for the year ended December 31, 1993, but excluding photographs set forth on pages 14 through 22, which do not supplement the text and are not otherwise required to be disclosed in this Form 10-K.

    (23)         Independent Auditors' Consent.