Form 10-Q
period 1994-09-30
UNION PACIFIC CORP
filed 1994-11-09
CIK 100885

       COVER
                                 FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

       As of October 31, 1994, there were 205,087,497 shares of the Registrant's Common Stock outstanding.

                        UNION PACIFIC CORPORATION
                                   INDEX



                      PART I.  FINANCIAL INFORMATION
                      ------------------------------
                                                                    Page Number
                                                                    -----------
Item 1:    Condensed Consolidated Financial Statements:

           CONDENSED STATEMENT OF CONSOLIDATED INCOME - For the
             Three Months and Nine Months Ended September 30, 1994
             and 1993..............................................       1

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
             At September 30, 1994 and December 31, 1993...........     2 - 3

           CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
             the Nine Months Ended September 30, 1994 and 1993.....       4

           CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS -
             For the Nine Months Ended September 30, 1994 and 1993.       4

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....     5 - 7


Item 2:    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................     8 - 13



                        PART II.  OTHER INFORMATION
                        ---------------------------

Item 1:    Legal Proceedings.......................................    14 - 15

Item 6:    Exhibits and Reports on Form 8-K........................      15

Signature..........................................................      16

 PART I.  FINANCIAL INFORMATION
 ------------------------------
Item 1.  Condensed Consolidated Financial Statements

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                   CONDENSED STATEMENT OF CONSOLIDATED INCOME

     For the Three Months and Nine Months Ended September 30, 1994 and 1993
     ----------------------------------------------------------------------
           (Amounts in Millions, Except Ratio and Per Share Amounts)
                                  (Unaudited)

                                               Three Months Ended     Nine Months Ended
                                                 September 30,          September 30,
                                               -------------------    ------------------
                                                 1994        1993       1994      1993
                                               -------     -------    -------    -------

Operating Revenues (Note 6)..................  $ 1,958     $ 1,839    $ 5,806   $ 5,413
                                               -------     -------    -------   -------

Operating Expenses:
     Salaries, wages and employee benefits...      643         636      1,928     1,853
     Depreciation, depletion, amortization
       and retirements.......................      243         237        733       687
     Equipment and other rents...............      158         146        482       424
     Fuel and utilities (Note 6).............      118         117        361       357
     Materials and supplies..................       87          94        286       276
     Other costs.............................      281         265        822       737
                                                ------      ------     ------    ------

        Total................................    1,530       1,495      4,612     4,334
                                                ------      ------     ------    ------

Operating Income.............................      428         344      1,194     1,079
Other Income - Net (Note 4)..................       10          25        203        65
Interest Expense.............................      (85)        (76)      (245)     (240)
Corporate Expenses...........................      (35)        (27)       (68)      (73)
                                                ------      ------     ------    ------

Income before Income Taxes...................      318         266      1,084       831
Income Taxes (Note 7)........................     (108)       (158)      (361)     (352)
                                                ------      ------     ------    ------

Income from Continuing Operations............      210         108        723       479
Income (Loss) from Discontinued
   Operations (Note 2).......................        2          --         (8)       (9)
Loss from Disposal - Net of Tax
   Benefits of $229 Million..................     (425)         --       (425)       --
                                                ------      ------     ------    ------

Income (Loss) before Cumulative Effect of
   Changes in Accounting Principles..........     (213)        108        290       470
Cumulative Effect to January 1, 1993 of
   Changes in Accounting Principles (Note 7)        --          --         --      (175)
                                               -------     -------    -------   -------

Net Income (Loss)............................  $  (213)    $   108    $   290   $   295
                                               =======     =======    =======   =======

Earnings Per Share:
   Income from Continuing Operations.........  $  1.02     $  0.53    $  3.52   $  2.33
   Loss from Discontinued Operations.........    (2.06)         --      (2.11)    (0.04)
   Income (Loss) before Cumulative Effect
     of Changes in Accounting Principles.....    (1.04)       0.53       1.41      2.29
   Cumulative Effect to January 1, 1993 of
     Changes in Accounting Principles........       --          --         --     (0.85)

     Net Income (Loss).......................  $ (1.04)    $  0.53    $  1.41   $  1.44
                                               =======     =======    =======   =======

Weighted Average Number of Shares............    205.6       205.6      205.6     205.4
Cash Dividends Per Share.....................  $  0.43     $  0.40    $  1.23   $  1.14
Ratio of Earnings to Fixed Charges (Note 5)                               4.7       3.9



               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
             ------------------------------------------------------
                             (Millions of Dollars)
                                  (Unaudited)

                                                   September 30,   December 31,
ASSETS                                                  1994           1993
                                                   -------------   ------------
Current Assets:

     Cash and temporary investments................    $     222      $     113
     Accounts receivable...........................          622            593
     Inventories...................................          304            252
     Deferred income taxes.........................          119            117
     Other current assets..........................          364            242
                                                       ---------      ---------

          Total Current Assets.....................        1,631          1,317
                                                       ---------      ---------

Investments:

     Investments in and advances to affiliated
        companies..................................          484            453
     Other investments.............................          153            170
                                                       ---------      ---------

          Total Investments........................          637            623
                                                       ---------      ---------

Properties:

     Railroad:
       Road and other..............................        8,304          7,935
       Equipment...................................        4,716          4,575
                                                       ---------      ---------

          Total Railroad...........................       13,020         12,510
                                                       ---------      ---------

     Natural resources (Notes 3 and 4).............        4,864          4,144
                                                       ---------      ---------
     Trucking......................................          691            621
                                                       ---------      ---------
     Other.........................................          128            121
                                                       ---------      ---------

          Total Properties.........................       18,703         17,396

     Accumulated depreciation, depletion and
       amortization................................       (6,539)        (6,318)
                                                       ---------      ---------

          Properties - Net.........................       12,164         11,078
                                                       ---------      ---------

Cost in Excess of Net Assets of Acquired
  Businesses - Net.................................          947            963

Net Assets of Discontinued Operations (Note 2).....          244            697

Other Assets.......................................          275            217
                                                       ---------      ---------

          Total Assets.............................    $  15,898      $  14,895
                                                       =========      =========

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
             ------------------------------------------------------
           (Amounts in Millions, Except Share and Per Share Amounts)
                                  (Unaudited)

                                                   September 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1994           1993
                                                   -------------   ------------
Current Liabilities:

     Accounts payable..............................    $     425      $     439
     Accrued wages and vacation....................          237            249
     Income and other taxes........................          222            158
     Dividends and interest........................          152            176
     Accrued casualty costs........................          134            135
     Debt due within one year......................          102            115
     Other current liabilities.....................          739            758
                                                       ---------      ---------

     Total Current Liabilities.....................        2,011          2,030
                                                       ---------      ---------

Debt Due After One Year............................        4,645          4,068

Deferred Income Taxes..............................        2,864          2,678

Retiree Benefits Obligation........................          653            599

Other Liabilities (Notes 2, 4 and 9)...............          801            635

Stockholders' Equity:

     Common stock, $2.50 par value, authorized
       500,000,000 shares, 230,985,326 shares issued
       in 1994, 230,788,175 shares issued in 1993..          578            577
     Paid in surplus...............................        1,390          1,383
     Retained earnings.............................        4,567          4,529
     Treasury stock, at cost, 25,898,931 shares in
       1994, 25,626,946 shares in 1993.............       (1,611)        (1,604)
                                                       ---------      ---------

        Total Stockholders' Equity.................        4,924          4,885
                                                       ---------      ---------

        Total Liabilities and Stockholders' Equity.    $  15,898      $  14,895
                                                       =========      =========

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
             For the Nine Months Ended September 30, 1994 and 1993
             -----------------------------------------------------
                             (Millions of Dollars)
                                  (Unaudited)

                                                           1994          1993
                                                         -------       -------
Cash flows from operating activities:

   Net Income............................................$   290       $   295

   Non-cash charges to income:
      Depreciation, depletion and amortization...........    733           687
      Loss from discontinued operations (Note 2).........    433             9
      Cumulative effect of accounting changes (Note 7)...     --           175
      Deferred income taxes (Note 7).....................    124           135
      Other - Net........................................    105            (3)

   Changes in current assets and liabilities.............   (224)          (97)
   Cash used for special charges.........................    (48)          (91)
                                                         -------       -------

      Cash from operations...............................  1,413         1,110
                                                         -------       -------

Cash flows from investing activities:
   Capital investments................................... (1,186)       (1,062)
   AMAX acquisition - Net (Note 3).......................   (725)           --
   Skyway acquisition - Net..............................     --           (65)
   Wilmington sale (Note 4)..............................    280            --
   Other - Net...........................................     20            32
                                                         -------       -------

      Cash used in investing activities.................. (1,611)       (1,095)
                                                         -------       -------

Cash flows from equity and financing activities:
   Dividends paid........................................   (246)         (227)
   Debt repaid (Note 8)..................................   (141)         (417)
   Financings (Note 3)...................................    694           499
                                                         -------       -------

      Cash generated (used) in equity and financing
        activities.......................................    307          (145)
                                                         -------       -------

      Net change in cash and temporary investments.......$   109       $  (130)
                                                         =======       =======

             CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS
             For the Nine Months Ended September 30, 1994 and 1993
             -----------------------------------------------------
                (Amounts in Millions, Except Per Share Amounts)
                                  (Unaudited)

                                                           1994          1993
                                                         -------       -------
Balance at Beginning of Year............................ $ 4,529       $ 4,338

Net Income..............................................     290           295
                                                         -------       -------

      Total.............................................   4,819         4,633

Dividends Declared ($1.23 per share in 1994;
                    $1.14 per share in 1993)............    (252)         (233)
Exchangeable Note Conversion (Note 8)...................      --           (24)
                                                         -------       -------

     Balance at End of Period........................... $ 4,567       $ 4,376
                                                         =======       =======

            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------
                                (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1993 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation) Annual Report to Stockholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results for the entire year ending December 31, 1994.

2. DISPOSITION OF USPCI, INC. (USPCI) - In September 1994, the Corporation's Board of Directors approved a formal plan of disposition for its waste management subsidiary, USPCI. As a result, the Corporation reported a $433 million after-tax loss from discontinued operations for the nine months ended September 30, 1994. This loss was comprised of an $8 million after-tax loss from USPCI's operations and a $654 million ($425 million after-tax) provision for the loss on disposal, including a write down of USPCI's assets to net realizable value (including goodwill) and a provision for costs associated with the disposition of USPCI. In conjunction with the formal plan of disposition, the Corporation contributed $366 million of USPCI's intercompany indebtedness to the capital of USPCI.

      On October 31, 1994, the Corporation announced its intention to sell USPCI to Laidlaw Inc. (Laidlaw), contingent upon Laidlaw's completion of due diligence, approval by Laidlaw's Board of Directors, receipt of regulatory authorization and the execution of a definitive sales agreement. The sale is expected to be consummated by the first quarter of 1995 and will have no significant impact on the Corporation's future operating results or financial position. Sales proceeds and cash tax benefits derived from the sale of USPCI will be used for general corporate purposes, including the reduction of outstanding debt levels. USPCI's results have been reported separately as discontinued operations in the condensed consolidated financial statements of the Corporation for all periods presented.

      Operating revenues of USPCI were $243 million for the first nine months of 1994, $236 million for all of 1993 and $262 million in 1992. Capital expenditures at USPCI were $60 million for the first nine months of 1994, $114 million for all of 1993 and $109 million in 1992.

3. AMAX ACQUISITION - In March 1994, Union Pacific Resources Company acquired AMAX Oil & Gas Inc. (AMAX) from Cyprus AMAX Minerals Company for a net purchase price of $725 million. AMAX's operations primarily consist of natural gas producing, transportation and processing properties in West, East and South Texas, Louisiana and Arkansas. These properties include interests in 14 major fields, encompassing approximately 600,000 acres and 2,000 producing wells. Resources recorded 92 million barrels of oil equivalent of proved reserves related to the AMAX acquisition.

4. CALIFORNIA PROPERTY DISPOSITIONS - Pursuant to its plan to dispose of its oil and gas operations in California, Resources sold its Wilmington oil field and announced its plan to dispose of its interest in the Point Arguello oil field. In March 1994, Resources sold its interest in the Wilmington oil field's surface rights and hydrocarbon reserves, and its interest in the Harbor Cogeneration Plant, to the City of Long Beach, California, for $405 million in cash and notes.
      The Wilmington sale resulted in a $184 million ($116 million after-tax) gain. In addition, Resources recorded a $24 million ($15 million after-tax) charge in March 1994 for the disposition of the Point Arguello offshore oil field. Wilmington and Point Arguello reserves represent approximately 6% of Resources' year-end 1993 proved reserves and their sale will not significantly impact ongoing operating results.

      As part of the Wilmington sales agreement, Resources has agreed to participate with the City of Long Beach in funding site preparation and environmental remediation. As a result, the calculation of the gain on the sale of the Wilmington properties reflects $112 million of reserves for such future costs.

5. RATIO OF EARNINGS TO FIXED CHARGES - The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges.

6. PRICE RISK MANAGEMENT - Resources utilizes futures contracts, option contracts and swap agreements as hedges to manage volatility related to oil and gas price fluctuations, whereas Overnite Transportation Company (Overnite) and Union Pacific Railroad Company (the Railroad) utilize such contracts as hedges to manage variability of diesel fuel costs. Gains and losses on these contracts are recognized at the time of delivery of the underlying commodity.

      Resources has purchased fixed price contracts to hedge natural gas sales volumes of 211 mmcf/day at $2.34/mcf, approximately 25% of its fourth quarter 1994 natural gas sales and 100 mmcf/day at $1.94/mcf for all of 1995 (approximately 12% of sales). In addition, Resources has hedged crude oil sales volumes of 48 mbl/day at $17.69/bbl, nearly 85% of its fourth quarter 1994 sales. The Railroad has purchased fixed price contracts to hedge approximately 80% of its fourth quarter 1994 diesel fuel consumption at $0.44 per gallon, while Overnite has purchased fixed price contracts to hedge virtually all of its fourth quarter 1994 diesel fuel consumption at $0.48 per gallon. Credit risk related to these activities is minimal.

7. ACCOUNTING ADJUSTMENTS - In January 1993, the Corporation adopted the Financial Accounting Standards Board's pronouncements covering the recognition of postretirement benefits other than pensions and accounting for income taxes, as well as a pro-rata method of recognizing transportation revenues and expenses. The cumulative effect of adopting these accounting changes was a one-time, after-tax charge to earnings of $175 million or $0.85 per share. In August 1993, President Clinton signed the Omnibus Budget Reconciliation Act of 1993 (the 1993 Tax Act) into law increasing the corporate Federal income tax rate to 35% from 34% retroactive to January 1, 1993. As a result, the Corporation adjusted deferred income taxes from prior years in the third quarter of 1994, resulting in a one-time, $62 million increase in Federal income tax expense.

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

9. COMMITMENTS AND CONTINGENCIES - There are various lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. The Corporation does not expect that the lawsuits, environmental costs, commitments or guarantees, or the ultimate resolution of the matters described in Part I, Item 3. Legal Proceedings of the Corporation's
      1993 Annual Report on Form 10-K and in Part II, Item 1.  Legal
      Proceedings described in this Report will have a material adverse effect on its consolidated financial position or its results of operations.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                           RESULTS OF OPERATIONS

      Quarter Ended September 30, 1994 Compared to September 30, 1993


PROPOSED ACQUISITION OF SANTA FE PACIFIC CORPORATION (SFP)
On October 5, 1994, Union Pacific Corporation (the Corporation or Union Pacific) made a proposal to acquire SFP in a negotiated merger transaction pursuant to which the stockholders of SFP would have received 0.344 of a share of the Corporation's common stock for each share of SFP common stock, which represented a premium to the consideration then being offered in a proposed merger between Burlington Northern, Inc. (BN) and SFP. By letter dated October 6, 1994, SFP rejected the Corporation's proposal. On October 11, 1994, the Corporation advised SFP that it was prepared to receive information from SFP that might justify a higher price. On October 12, 1994, BN filed a Form S-4 with the Securities and Exchange Commission (the Commission), which included a Joint Proxy Statement with SFP, and set November 18, 1994 as the date for a special meeting of shareholders of each of SFP and BN to vote on the proposed SFP/BN merger. On October 13, 1994, the Corporation filed a Preliminary Proxy Statement with the Commission and announced its intention to solicit proxies from SFP's shareholders entitled to vote at the special meeting to vote against the proposed SFP/BN merger.

On October 27, 1994, BN announced that it had raised the price it proposed to pay in the SFP/BN merger which, based on then current market prices, eliminated the premium to the consideration then being offered by the the Corporation. On October 28, 1994, the Corporation filed a definitive Proxy Statement with the Commission and announced its intention to mail proxy materials to SFP stockholders in order to solicit proxies from such stockholders entitled to vote at the special meeting to vote against the proposed SFP/BN merger. On October 30, 1994, the Corporation announced that it was increasing the amount of consideration it would pay to 0.407 of a share of Union Pacific common stock for each SFP share, thereby reestablishing a premium over the consideration offered by BN, and indicated, among other things, that it would consider paying a portion of the consideration in cash.

On November 8, 1994, as an alternative to the October 30, 1994 proposal, the Corporation made a proposal to acquire SFP in a negotiated merger pursuant to which Union Pacific would acquire SFP in a two-step transaction in which Union Pacific would purchase 57.1% of SFP's outstanding common shares on a fully diluted basis in a cash tender offer for $17.50 per share. The Corporation would acquire the remaining shares of SFP common stock in a second-step merger in exchange for Union Pacific common stock (the Proposed Merger) based on the market price of Union Pacific stock at the time of the proposal. Under such a proposal, the Corporation has proposed to place all shares of SFP common stock acquired by Union Pacific (whether pursuant to the first-step cash tender offer or the second-step merger) into a voting trust (the Voting Trust) that would be independent of Union Pacific. The revised Union Pacific proposal constitutes an invitation to the Board of Directors of SFP to enter into merger negotiations with Union Pacific and is subject, among other things, to termination of the merger agreement between SFP and BN in accordance with its terms, negotiation of a mutually satisfactory merger agreement between the Corporation and SFP, and approval by the respective Boards of Directors of SFP and Union Pacific. The revised Union Pacific proposal is not conditioned upon receipt of ICC approval (other than approval of the Voting Trust).

Consummation of the proposed merger could occur by the first quarter of 1995. The Corporation plans to obtain the necessary funds from its available cash and working capital, from advances from the sale of commercial paper and or pursuant to one or more loan facilities currently existing or to be obtained from one or more commercial banks or other financial institutions. Once a merger agreement has been consummated, the ICC has 31 months from the date the Corporation files an application to decide whether or not to approve the proposed SFP/Union Pacific merger, or to require significant concessions before allowing the merger. If the ICC does not approve the proposed merger or if Union Pacific deems the conditions imposed by the ICC too onerous, Union Pacific would have the right to and could be required to sell all SFP shares held in the Voting Trust. Such a disposition could result in a significant loss in the period of disposition; however, the Corporation believes that its financial condition would not be materially impacted.

For a description of certain litigation related to the Corporation's proposed acquisition of SFP, see Part II, Item 1. Legal Proceedings in this Report.

CONSOLIDATED RESULTS
The Corporation reported a net loss of $213 million or $1.04 loss per share for the third quarter of 1994. This compares to net income of $108 million or $0.53 income per share in 1993.

In September 1994, the Corporation committed to dispose of its waste management subsidiary, USPCI, Inc. (USPCI), and in October 1994 executed a letter of intent to sell USPCI (see Note 2 to the Condensed Consolidated Financial Statements). As a result, the Corporation recorded a $654 million ($425 million after-tax) provision for discontinued operations to write down USPCI's assets to net realizable value and provide for costs associated with the disposition of USPCI. The net loss from discontinued operations for the third quarter was $423 million, including the $2 million of net income USPCI generated in the quarter. The sale of USPCI will not have a significant impact on the Corporation's ongoing operating results or future financial position.

RESULTS OF CONTINUING OPERATIONS
CONSOLIDATED - The Corporation reported income from continuing operations of $210 million or $1.02 per share for the third quarter of 1994. This compares to net income of $108 million or $0.53 per share in 1993. Earnings in 1993 included the $62 million one-time effect of the 1993 Tax Act (see Note 7 to the Condensed Consolidated Financial Statements) and a $34 million after-tax reduction in operating results at Union Pacific Railroad Company (the Railroad) caused by the 1993 Midwest flood. Quarterly earnings improved at the Railroad and Union Pacific Resources Company (Resources), while earnings declined at Overnite Transportation Company (Overnite).

Operating revenues grew 6% to $1.96 billion from $1.84 billion in 1993, largely the result of increased volumes at the Railroad. Operating expenses rose $35 million to $1.53 billion during the quarter. Higher volumes accounted for increases in other taxes ($12 million), equipment and other rents ($12 million) and salaries, wages and employee benefits ($7 million). Depreciation charges increased $6 million--the result of the Corporation's continued commitment to upgrade equipment and technology, while personal injury expense rose
$12 million. Higher operating costs were partially offset by a $7 million decline in materials and supplies cost and a $6 million reduction of costs associated with pipeline and gas plant product purchases for resale.

Operating income advanced $84 million (24%) to $428 million for the quarter. Other income declined $15 million, reflecting the absence of several one-time items from a year ago. Interest expense increased $9 million as a result of incremental borrowing due to the AMAX acquisition (see Note 3 to the Condensed Consolidated Financial Statements), while corporate expenses rose $8 million, reflecting professional fees incurred in association with the proposed SFP acquisition and the USPCI disposition.

RAILROAD - Third quarter 1994 net income at the Railroad was $184 million compared to $89 million a year ago. In the third quarter of 1993, the Railroad's operating results were adversely affected by the flooding in the Midwest, which reduced operating results by approximately $52 million ($34 million after tax), and a $57 million one-time rise in income tax expense, reflecting the effects of the 1993 Tax Act.

Operating revenues improved $101 million (8%) to $1.33 billion. Higher revenues were generated by a 9% (over 110,000 loads) rise in third quarter 1994 carloadings. Automotive traffic climbed 16%, the result of higher carloadings for both assembled autos (19%) and auto parts (7%), reflecting improving economic conditions in the automotive industry. Food, consumer and government carloadings advanced 16% due to improvements in the food group--mainly canned and frozen goods--and growth in the consumer segment, reflecting growing shipments of waste/recyclables and transportation equipment. New coal contracts, inventory replenishment by major utilities and the absence of flood-related traffic interruptions from 1993 accounted for a 15% increase in energy carloadings. Intermodal volumes improved 13% because of business expansion with the Railroad's trucking partners and growing container traffic, while chemical carloadings rose 8% from a year ago, reflecting increases in phosphorous, fertilizer and soda ash business. Grain traffic declined 4%, primarily the result of weak export markets for corn, while metals, minerals and forest traffic also declined 2%. The positive effect of higher volumes was partially offset by a 2% decline in average revenue per car, largely the result of volume growth of lower-rated commodities--mainly energy and intermodal.

Operating expenses increased to $1.03 billion for the quarter compared to $987 million last year. Personal injury expense rose $12 million, as continuing declines in the number of injuries were more than offset by higher settlement costs per injury. Volume growth accounted for a $7 million rise in equipment and other rents, and a $5 million escalation in drayage costs--reflecting higher intermodal shipments. Other taxes increased $7 million because of the absence of third quarter 1993 local tax adjustments and higher use and property taxes, while depreciation expense grew $7 million, reflecting the Railroad's continuing investment in equipment and capacity. Wages and benefit costs rose $4 million, as higher volumes and inflation were partially offset by continued improvements in labor productivity as the average work force declined 1%. These cost increases were partially mitigated by a $5 million reduction in materials and upplies costs because of the absence of 1993 flood-related usage. Operating income at the Railroad improved $63 million for the quarter to $304 million. The Railroad's operating ratio declined to 77.1 from 80.4 a year ago.

NATURAL RESOURCES - Resources' third quarter 1994 net income was $76 million
compared to $62 million a year ago.   Results for 1993 included a $6 million
one-time increase in income tax expense, reflecting the effects of the 1993 Tax Act. Operating revenues were down $1 million from a year ago to $336 million, as a 14% increase in overall sales volumes was offset by a 1% decline in sales prices and lower pipeline and other revenues. Natural gas liquids sales volumes improved 24% to 53,721 bbl/day because of the addition of the AMAX properties (see Note 3 to the Condensed Consolidated Financial Statements), the new Carthage gas plant and improved production in the Austin Chalk. Natural gas sales volumes rose 23% to 790 mmcf/day, primarily the result of the first quarter AMAX acquisition and higher Austin Chalk production. Crude oil sales volumes declined 8% to 61,652 bbl/day, reflecting the first quarter sale of the California properties (see Note 4 to the Condensed Consolidated Financial Statements) and production declines in other fields. Natural gas average prices increased 8% to $1.80/mcf. Average prices for crude oil fell $0.37/bbl (2%) to $14.93/bbl (however they reflect a recovery over first quarter average prices of $12.19/bbl), while natural gas liquids prices declined $0.66/bbl (7%) to $9.07/bbl. Pipeline and other revenues declined $29 million, largely the result of the absence of a lawsuit settlement from 1993, the sale of the Harbor Cogeneration facility as part of the California property sale and the reclassification of certain pipeline revenues.

Operating expenses declined $23 million to $235 million for the quarter. Mining costs decreased $7 million as a result of a favorable contract settlement, while costs related to pipeline and gas plant product purchases for resale fell $6 million. Geological and geophysical costs declined $4 million, reflecting the completion of an exploration program in West Texas. In addition, depreciation and depletion charges decreased $3 million, as a gain from the sale of producing properties in Oklahoma was partially countered by the addition of new gas processing facilities and pipelines, as well as higher production levels.

Operating income for all of Resources' operations improved to $101 million in the third quarter of 1994 from $79 million in 1993. Operating income from Resources' minerals operations improved $5 million during the period to $30 million, reflecting higher coal sales and increased soda ash royalties.

TRUCKING - Overnite posted third quarter earnings of $12 million compared to $13 million from a year ago, including goodwill amortization of $6 million. Results for 1993 included a one-time, $1 million increase in income tax expense resulting from the 1993 Tax Act. Overnite's operating revenues advanced $10 million (4%) to $257 million. Prices rose 4%, reflecting contractual rate increases, a shift to longer haul traffic and the effects of a January 1994 price increase on non-contract business. Volumes were unchanged, as a 2% rise in less-than-truckload business was offset by truckload traffic declines.

Operating expenses increased $12 million to $236 million for the period. Reduced efficiency and higher miles associated with shifts in freight flows from shorter haul intra-regional business to longer haul traffic caused increases in equipment rents ($5 million) and mileage-based insurance and claims accruals ($3 million). Expense increases also occurred in materials and supplies ($1 million), depreciation ($1 million) and taxes and licenses ($1 million). Operating income declined to $21 million in the third quarter of 1994 from $23 million in 1993. Overnite's operating ratio, excluding goodwill amortization, increased to 89.4 for the quarter from
88.2 in 1993.

CORPORATE SERVICES AND OTHER OPERATIONS - Expenses related to Corporate Services and Other Operations--which include corporate expenses, third party interest charges, intercompany interest allocations, other income and income taxes that are not related to other segments, and the results of other operating units-- increased $6 million to $62 million. Higher interest expense to third parties and increased professional fees related to the USPCI sale and the proposed SFP acquisition more than offset increased interest charges to subsidiaries (mainly the result of the AMAX acquisition, subsidiaries' capital spending and pension funding at Overnite). Other operations reported operating income of $2 million for the third quarter of 1994, up $1 million from a year ago.


    Nine Months Ended September 30, 1994 Compared to September 30, 1993


CONSOLIDATED RESULTS
The Corporation reported net income of $290 million or $1.41 per share for the period ended September 30, 1994, including a net loss from discontinued operations for the first nine months of 1994 of $433 million. The loss from discontinued operations includes a loss from USPCI's operations of $8 million. In 1993, the Corporation reported net income of $295 million or $1.44 per share, which included a $175 million ($0.85 per share) after-tax cumulative charge for changes in accounting methods (see Note 7 to the Condensed Consolidated Financial Statements).

RESULTS OF CONTINUING OPERATIONS
The Corporation reported income from continuing operations of $723 million or $3.52 per share, including the one-time benefit of a $101 million ($0.49 per share) after-tax gain resulting from the first quarter disposition of the Corporation's oil and gas operations in California. This compares to income from continuing operations of $479 million or $2.33 per share in 1993, which included the $62 million one-time effects the 1993 Tax Act and a $34 million after-tax reduction in operating results at the Railroad caused by the 1993 Midwest flood. Income from continuing operations improved at all operating units.

Operating revenues grew 7% to $5.81 billion from $5.41 billion in 1993, as increased transportation volumes at the Railroad and Overnite, higher hydrocarbon sales volumes at Resources and the May 1993 addition of Skyway were partially offset by hydrocarbon price declines. Operating expenses rose $278 million to $4.61 billion for the period. Higher volumes, severe winter weather in the first quarter of 1994 and the effects of traffic shifts caused by the April Teamsters' strike caused increases in salaries, wages and employee benefits ($75 million), third party transportation ($60 million), equipment and other rents ($58 million), other taxes ($37 million), and materials and supplies ($10 million). Depreciation charges increased
$46 million--the result of both the Corporation's continued commitment to upgrade equipment and technology, and higher production volumes at Resources--while personal injury expense rose $40 million. Higher operating costs were partially offset by lower costs associated with pipeline and gas plant product purchases for resale and reduced mining costs.

Operating income advanced $115 million (11%) to $1.19 billion for the first nine months of 1994. Other income increased $138 million, largely the result of the California property disposition in the first quarter, while corporate expenses declined $5 million, primarily the result of lower expenses related to stock and incentive compensation accruals.


    CHANGES IN CONSOLIDATED FINANCIAL CONDITION AND OTHER DEVELOPMENTS
                          Since December 31, 1993


During the first nine months of 1994, cash from operations was $1.41 billion, compared to $1.11 billion in 1993. This increase was largely the result of improved operating results and higher non-cash charges included in earnings. Non-cash charges to earnings increased as a result of higher depreciation, increased personal injury accruals, the Point Arguello write down and reserves established for the disposition of the California properties. Cash from operations also benefitted from lower cash outlays related to the 1991 special charge. Offsetting these operating cash improvements were the negative effects of changes in working capital, reflecting increases in current taxes receivable (generated by the recognition of tax benefits from the USPCI disposal), in notes receivable (from the Wilmington sale) and in accounts receivable (the result of higher sales levels and the AMAX acquisition).

Cash used in investing activities of $1.61 billion reflects a $516 million increase over 1993. The Corporation acquired AMAX in March 1994 for a net purchase price of $725 million in cash (see Note 3 to the Condensed Consolidated Financial Statements). Capital expenditures grew $124 million over 1993, largely due to higher capacity and equipment expenditures at the Railroad, increased development activities at Resources (mainly the Austin Chalk and AMAX properties) and fleet expansion and renewal at Overnite. The AMAX purchase and higher capital spending were partially offset by the $280 million of cash proceeds generated by the Wilmington sale. In addition, 1994 financings increased $195 million to $694 million, the result of the AMAX purchase.

The ratio of debt to total capital employed increased to 37.9% at September 30, 1994 from 35.6% at December 31, 1993. This increase reflects the higher debt levels incurred to finance the AMAX acquisition partially offset by 1994 earnings--including the sale of the Wilmington properties.

PART II.  OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings

           SANTA FE PACIFIC CORPORATION (SPF)/BURLINGTON NORTHERN, INC. (BN) MERGER LITIGATION

           On October 6, 1994, Union Pacific Corporation (the Corporation) filed suit in the Court of Chancery in Delaware against SFP, BN and the members of the Board of Directors of SFP seeking, among other things, a declaratory judgment that the merger agreement between SFP and BN is terminable by SFP in order to allow SFP to accept a merger proposed by the Corporation, and an injunction requiring SFP to negotiate with the Corporation regarding the Corporation's proposal. The Corporation is also seeking a declaratory judgment that it has not tortiously interfered with the contractual relations of SFP and BN. On October 7, 1994, the Corporation moved for expedited discovery on the ground that expedition is essential to permit it to obtain timely relief against the continuing breaches of fiduciary duty by the Board of Directors of SFP.

           On October 18, 1994, the Delaware Court of Chancery denied the motions for expedited discovery of the Corporation and certain
           SFP stockholders who have also filed suit against SFP, BN and the members of SFP's Board of Directors. The Court of Chancery, among other things, held that because the merger between the Company and BN, if approved by the Company's stockholders, could not be consummated for at least eighteen months, the Court would have sufficient time to evaluate the Corporation's and the SFP stockholder-plaintiffs' claims and, if necessary, set aside the merger between SFP and BN before any steps are taken to consummate it.

           On October 19, 1994, the Corporation filed its First Amended and Supplemental Complaint, and was joined in that action as plaintiff by James A. Shattuck, an officer of Union Pacific Railroad Company, a subsidiary of the Corporation, who also is a stockholder of SFP. In addition to the claims stated and relief sought in the Corporation's original complaint, the First Amended and Supplemental Complaint alleged, among other things, that SFP and the director defendants have breached their fiduciary duties of candor by joining BN in a wrongful campaign to mislead SFP's stockholders (via press releases and the SFP Joint Proxy Statement) into believing, among other things, that (i) SFP cannot lawfully consider the Corporation's merger proposal, (ii) the Corporation's merger proposal is illusory and made solely for the purpose of preventing a merger of SFP and BN, and (iii) a merger of the Corporation and SFP cannot lawfully occur.


           ENVIRONMENTAL MATTERS

           The Environmental Protection Agency has filed suit against Union Pacific Resources Company (Resources) under the Toxic Substances Control Act for the alleged failure to submit certain gas plant chemical inventory reports. A penalty of $378,000 has been proposed.

           On July 25, 1994, Solvent Services, Inc. (SSI), a subsidiary of USPCI, Inc., received a letter from the state of California Attorney General's Office, alleging that SSI had violated California's Hazardous Waste Control Law and the terms of a prior Consent Judgment at its San Jose facility by falsifying certain lab data. The letter threatened the filing of a civil suit, and since that time the Attorney General has offered to settle the matter for a penalty payment of $1.3 million in lieu of a civil suit being filed. Negotiations are continuing.





Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits
           --------

            11 - Computation of earnings per share.

            12 - Computation of ratio of earnings to fixed charges.

            27 - Financial data schedule.

      (b)  Reports on Form 8-K
           -------------------

           On October 12, 1994, the Corporation filed a Current Report on Form 8-K, which contained a press release describing the proposed acquisition by the Corporation of Santa Fe Pacific Corporation and certain related litigation filed by the Corporation.

SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 9, 1994



                                   UNION PACIFIC CORPORATION
                                   (Registrant)


                                   /s/ Charles E. Billingsley
                                   --------------------------------
                                   Charles E. Billingsley,
                                   Vice President and Controller
                                   (chief accounting officer and
                                    duly authorized officer)

                         UNION PACIFIC CORPORATION

                                EXHIBIT INDEX



Exhibit No.                      Description
- -----------                      -----------

    11                   Computation of earnings per share


    12                   Computation of ratio of earnings to
                         fixed charges


    27                   Financial data schedule