Form 10-Q
period 1995-03-31
UNION PACIFIC CORP
filed 1995-05-15
CIK 100885

FORM 10-Q

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

YES    X        NO
    ------         ------

    As of April 28, 1995, there were 205,284,153 shares of the Registrant's Common Stock outstanding.

                          UNION PACIFIC CORPORATION
                                    INDEX



                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                   Page Number
                                                                   -----------

Item 1:  Condensed Consolidated Financial Statements:

         CONDENSED STATEMENT OF CONSOLIDATED INCOME - For the
           Three Months Ended March 31, 1995 and 1994............        1

         CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
           At March 31, 1995 and December 31, 1994...............      2 - 3

         CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
           the Three Months Ended March 31, 1995 and 1994........        4

         CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS -
           For the Three Months Ended March 31, 1995 and 1994....        4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....      5 - 7


Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................      8 - 11



                            PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings.......................................        12

Item 4:  Submission of Matters to a Vote of Security
         Holders.................................................        12

Item 6:  Exhibits and Reports on Form 8-K........................        13

Signature........................................................        14

PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Condensed Consolidated Financial Statements


           UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

               CONDENSED STATEMENT OF CONSOLIDATED INCOME

           For the Three Months Ended March 31, 1995 and 1994
           --------------------------------------------------
        (Amounts in Millions, Except Ratio and Per Share Amounts)
                                (Unaudited)

                                                   1995       1994
                                                 --------   --------

Operating Revenues (Note 7).................     $  1,978   $  1,860
                                                 --------   --------

Operating Expenses:

  Salaries, wages and employee benefits.....          684        634
  Depreciation, depletion, amortization
    and retirements.........................          248        239
  Equipment and other rents.................          171        156
  Fuel and utilities (Note 7)...............          128        122
  Materials and supplies....................           98         97
  Other costs...............................          284        267
                                                 --------   --------

     Total..................................        1,613      1,515
                                                 --------   --------

Operating Income............................          365        345

Other Income - Net (Note 5..................           42        172

Interest Expense (Note 7)...................          (89)       (77)

Corporate Expenses..........................          (30)       (12)
                                                 --------   --------

Income Before Income Taxes..................          288        428

Income Taxes................................          (97)      (143)
                                                 --------   --------

Income from Continuing Operations...........          191        285

Loss from Discontinued Operations (Note 4)..           --         (2)
                                                 --------   --------

Net Income..................................     $    191   $    283
                                                 ========   ========

Earnings Per Share:

  Income from Continuing Operations.........     $   0.93   $   1.39

  Loss from Discontinued Operations.........           --      (0.01)
                                                 --------   --------

  Net Income................................     $   0.93   $   1.38
                                                 ========   ========

Weighted Average Number of Shares...........        205.5      205.7

Cash Dividends Per Share....................     $   0.43   $   0.40

Ratio of Earnings to Fixed Charges (Note 6).          3.6        5.6


           UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

         CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
         ------------------------------------------------------
                          (Millions of Dollars)
                               (Unaudited)

                                                    March 31,   December 31,
ASSETS                                                1995          1994
                                                    ---------   ------------
Current Assets:

  Cash and temporary investments...............     $      97      $     121
  Accounts receivable..........................           620            648
  Inventories..................................           280            315
  Income taxes receivable (Note 4).............           225            285
  Notes receivable (Notes 4 and 5).............            67            291
  Other current assets.........................           192            162
                                                    ---------      ---------

       Total Current Assets....................         1,481          1,822
                                                    ---------      ---------

Investments:

  Investments in and advances to affiliated
     companies.................................           494            492
  Other investments............................           164            170
                                                    ---------      ---------

       Total Investments.......................           658            662
                                                    ---------      ---------

Properties:

  Railroad:

    Road and other.............................         8,565          8,428
    Equipment..................................         4,679          4,658
                                                    ---------      ---------

       Total Railroad..........................        13,244         13,086
                                                    ---------      ---------

  Natural resources............................         5,106          4,965
                                                    ---------      ---------
  Trucking.....................................           728            704
                                                    ---------      ---------
  Other........................................           132            130
                                                    ---------      ---------

       Total Properties........................        19,210         18,885

  Accumulated depreciation, depletion and
    amortization...............................        (6,839)        (6,614)
                                                    ---------      ---------

      Properties - Net.........................        12,371         12,271
                                                    ---------      ---------

Cost in Excess of Net Assets of Acquired
   Businesses - Net (Note 3)...................           810            939

Other Assets...................................           296            248
                                                    ---------      ---------

       Total Assets............................     $  15,616      $  15,942
                                                    =========      =========


           UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

         CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
         ------------------------------------------------------
       (Amounts in Millions, Except Share and Per Share Amounts)
                              (Unaudited)

                                                    March 31,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1995          1994
                                                    ---------   ------------
Current Liabilities:

  Accounts payable................................  $     384      $     463
  Accrued wages and vacation......................        237            223
  Income and other taxes..........................        212            198
  Accrued casualty costs..........................        160            163
  Dividends and interest..........................        159            192
  Debt due within one year........................        105            470
  Other current liabilities.......................        789            796
                                                    ---------      ---------

     Total Current Liabilities....................      2,046          2,505
                                                    ---------      ---------

Debt Due After One Year...........................      4,202          4,090

Deferred Income Taxes (Note 3)....................      2,765          2,856

Retiree Benefits Obligation.......................        641            603

Other Liabilities (Note 8)........................        758            757

Stockholders' Equity:

  Common stock, $2.50 par value, authorized
    500,000,000 shares, 231,857,343 shares issued
    in 1995, 231,837,976 shares issued in 1994....        580            580
  Paid-in surplus.................................      1,432          1,428
  Retained earnings...............................      4,836          4,734
  Treasury stock, at cost, 26,576,140 shares in
    1995, 25,900,775 shares in 1994...............     (1,644)        (1,611)
                                                    ---------      ---------

    Total Stockholders' Equity....................      5,204          5,131
                                                    ---------      ---------

    Total Liabilities and Stockholders' Equity....  $  15,616      $  15,942
                                                    =========      =========


           UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

             CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
           For the Three Months Ended March 31, 1995 and 1994
           --------------------------------------------------
                          (Millions of Dollars)
                               (Unaudited)


                                                           1995        1994
                                                         -------     -------
Cash flows from operating activities:

   Net Income.........................................   $   191     $   283

   Non-cash charges to income:
       Depreciation, depletion and amortization.......       248         239
       Deferred income taxes..........................        33          73
       Other - Net....................................        93        (108)
   Changes in current assets and liabilities..........      (142)       (201)
   Cash used for special charges......................        (7)        (23)
                                                         -------     -------

       Cash from operations...........................       416         263
                                                         -------     -------

Cash flows from investing activities:

   Capital investments................................      (349)       (352)
   USPCI sale (Note 4)................................       225          --
   AMAX acquisition - Net.............................        --        (725)
   Wilmington sale (Note 5)...........................        --         280
   Other - Net........................................        64         (10)
                                                         -------     -------

       Cash used in investing activities..............       (60)       (807)
                                                         -------     -------

Cash flows from equity and financing activities:

   Dividends paid.....................................       (88)        (82)
   Debt repaid........................................      (261)       (117)
   Purchase of treasury stock.........................       (32)         (1)
   Financings.........................................         1         886
                                                         -------     -------

      Cash generated (used) in equity and financing
      activities......................................      (380)        686
                                                         -------     -------

      Net change in cash and temporary investments....   $   (24)    $   142
                                                         =======     =======


            CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS
              For the Three Months Ended March 31, 1995 and 1994
              --------------------------------------------------
               (Amounts in Millions, Except Per Share Amounts)
                               (Unaudited)


                                                               1995                1994
                                                             -------             -------

Balance at Beginning of Year.........................        $ 4,734             $ 4,529

Net Income...........................................            191                 283
                                                             -------             -------

       Total.........................................          4,925               4,812

Dividends Declared ($0.43 per share in 1995;
     $0.40 per share in 1994)........................            (89)                (82)
                                                             -------             -------

     Balance at End of Period........................        $ 4,836             $ 4,730
                                                             =======             =======

           UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

                               (Unaudited)


1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1994 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation or UPC) Annual Report to Stockholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the entire year ending December 31, 1995.

2. ACQUISITION OF CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY (CNW) - On March 16, 1995, the Corporation executed a definitive merger agreement pursuant to which the Corporation would acquire the remaining 71.6% of CNW's outstanding common stock not previously owned by UPC for $1.2 billion.
   Under this agreement, UPC initiated a cash tender offer (through its indirectly wholly-owned subsidiary, UP Rail, Inc.) on March 23, 1995 at $35 per share which was completed on April 25, 1995. A total of 31,529,846 shares was tendered pursuant to the offer and accepted by UPC for payment, bringing UPC's ownership of CNW to approximately 99.5%. CNW (the nation's eighth largest railroad) is located in the central transcontinental corridor, consists of more than 5,300 road miles, employs more than 6,100 people and is a major transporter of coal, grain and intermodal freight. For the year ended December 31, 1994, CNW had operating revenues of $1.13 billion, net income of $84 million and assets of $2.22 billion. UPC funded the CNW tender offer through the issuance of commercial paper, part of which UPC subsequently refinanced with $850 million of notes and debentures.

3. TAX SETTLEMENT - In January 1995, UPC recorded the effects of a tax settlement with the Internal Revenue Service that allowed part of the excess acquisition costs (goodwill) associated with the acquisition of Overnite Transportation Company (Overnite) to become tax deductible. The effect of this one-time tax benefit was to reduce goodwill and deferred income taxes payable by $123 million and to decrease ongoing goodwill amortization by $4 million annually.

4. SALE OF USPCI, INC. (USPCI) - At year-end 1994, the Corporation completed the sale of USPCI to Laidlaw Inc. for $225 million in notes that were subsequently collected in January 1995. The sale resulted in a net loss of $412 million in 1994. Prior year's results have been restated to present USPCI as a discontinued operation.

5. WILMINGTON SALE - In March 1994, Union Pacific Resources Company (Resources) sold its interest in the Wilmington, California oil field's surface rights and hydrocarbon reserves, and its interest in the Harbor Cogeneration Plant, to the City of Long Beach, California for $405 million in cash and notes. The Wilmington sale resulted in a $184 million ($116 million after-tax) gain--$159 million ($100 million after tax) at Resources and $25 million ($16 million after tax) at Union Pacific Railroad Company (the Railroad).

6. RATIO OF EARNINGS TO FIXED CHARGES - The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represented income from continuing operations less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges.

7. PRICE RISK MANAGEMENT - The Corporation uses derivative financial instruments to protect against unfavorable hydrocarbon price movements, interest rate movements and foreign currency exchange risk. While the use of these hedging arrangements limits the downside risk of adverse price and rate movements, it may also limit future gains from favorable movements.
   All hedging is accomplished pursuant to exchange-traded contracts or master swap agreements based on standard forms. UPC does not hold or issue financial instruments for trading purposes. The Corporation addresses market risk by selecting instruments with value fluctuations that correlate strongly with the underlying item or risk being hedged. Credit risk related to hedging activities, which is minimal, is managed by requiring minimum credit standards for counterparties, periodic settlements and/or mark-to-market evaluations.

   Hydrocarbons: At March 31, 1995, Resources had entered futures contracts and price swaps for 1995 natural gas and crude oil sales volumes of 198 mmcf/day at $1.93/mcf (approximately 21% of its remaining 1995 natural gas production) and 48 mbbl/day at $18.01/bbl (approximately 85% of its remaining 1995 crude production), respectively. Resources had also entered into long-term fixed price sales agreements for 92 bcf of natural gas at an average price of $2.96/mcf covering the period 1995 thru 2008, comprising less than 4% of its expected annual production. In addition, at March 31, 1995, Overnite had no fuel purchase hedging agreements in place, while the Railroad had hedged approximately 4% of its remaining 1995 diesel fuel consumption at $0.46 per gallon. At the end of the first quarter, Resources and the Railroad had unrecognized mark-to-market gains of $34 million and $400,000, respectively, related to hedging arrangements.

   Interest Rates and Foreign Currency: At March 31, 1995, the total notional principal amount of debt affected by hedging agreements was $286 million with a recognized gain of $34 million (included in the carrying value of the debt instruments) and an unrecognized mark-to-market loss of $9 million. Hedging of foreign currency transactions offsets actual foreign currency losses.

8. COMMITMENTS AND CONTINGENCIES - There are various lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where UPC can reasonably determine the remediation costs, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. The Corporation does not expect that the lawsuits, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial position or its results of operations.

   Management does not anticipate that the ultimate resolution of the matters described in Part I, Item 3. Legal Proceedings of the Corporation's 1994 Annual Report on Form 10-K and in Part II, Item 1. Legal Proceedings in this Report will have a material adverse effect on the Corporation's consolidated financial condition or operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                          RESULTS OF OPERATIONS

         Quarter Ended March 31, 1995 Compared to March 31, 1994


CONSOLIDATED - Union Pacific Corporation (the Corporation or UPC) reported net income of $191 million or $0.93 per share for the first quarter of 1995, compared to 1994 net income of $283 million or $1.38 per share. Prior year's results included the one-time benefit of a $116 million ($0.56 per share) after-tax gain resulting from the disposition of the Corporation's oil and gas producing properties in Wilmington, California. Net income improved at Union Pacific Railroad Company (the Railroad), while earnings declined at Union Pacific Resources Company (Resources)--reflecting the absence of the Wilmington sale--and at Overnite Transportation Company (Overnite)--the result of adverse traffic trends and increased competition.

Operating revenues grew 6% to $1.98 billion from $1.86 billion in 1994, as increased rail carloadings and higher natural gas and natural gas liquids sales volumes were partially offset by lower realized gas prices. Operating expenses rose $98 million to $1.61 billion during the quarter. Volume growth and inflation caused increases in salaries, wages and employee benefit costs ($50 million), equipment and other rents ($15 million), and fuel and utilities costs ($6 million). In addition, insurance costs rose $12 million--reflecting the absence of a 1994 credit, while depreciation charges increased $9 million--the result of the Corporation's continued commitment to capital spending and higher hydrocarbon sales.

Operating income advanced $20 million (6%) to $365 million for the period. Interest expense increased $12 million, reflecting higher average debt levels and short-term interest rates, while corporate expenses increased $18 million, largely the result of the absence of 1994 stock appreciation rights credits and higher professional fees related to UPC's pursuit of various strategic transactions.

RAILROAD - Rail earnings advanced $27 million (16%) to $195 million for the quarter. Current year's results included a $15 million after-tax gain on the sale of land in California and a $6 million after-tax gain that resulted from the expiration of a buy-back contingency related to a 1992 property sale. Prior year's results also included a $16 million after-tax gain on the sale of land and trackage rights in California.

Operating revenues improved 7% to $1.38 billion. Higher revenues were generated by an 8% (more than 89,000 loads) rise in first quarter 1995 carloadings. Expanded capacity out of the Southern Powder River Basin and gains in the Southern Illinois and Los Angeles export markets accounted for a 14% increase in energy carloadings. Grain traffic improved 10% from higher export shipments of corn and traffic gains in soybeans, cottonseed and corn syrup. Intermodal volumes improved 9% largely because of business expansion with the Railroad's trucking partners, while chemical carloadings also advanced 9% due to volume growth in fertilizer, plastics and soda ash. Food, consumer and government carloadings increased 4% from higher volumes in transportation equipment and canned and packaged product shipments. Automotive business improved 1%, as a 3% rise in finished vehicle shipments (the result of increased traffic out of Mexico) was partially countered by a 5% decline in auto parts traffic (reflecting declining market demand in both the U.S. and Mexico). Metals, minerals and forest volumes declined 4% from a year ago, because of lower stone, metallic mineral and forest product shipments. Average revenue per car remained at 1994 levels as price increases offset volume growth of lower-rated commodities--mainly energy and intermodal.

Operating expenses increased to $1.10 billion for the quarter, compared to $1.03 billion last year. Growing volumes and inflation accounted for increased wages and benefit costs ($27 million), equipment and other rents ($12 million), fuel and utilities costs ($7 million) and contracted maintenance and drayage ($4 million). Depreciation expense grew $5 million because of the Railroad's continued investment in equipment and capacity, while employee safety costs increased $4 million. Other components contributing to higher operating costs included destroyed equipment ($3 million), insurance ($3 million), state and local taxes ($2 million) and materials and supplies costs ($1 million).

Operating income at the Railroad rose $21 million (8%) during the quarter to $281 million. The Railroad's operating ratio improved to 79.6 from 79.8 a year ago.

NATURAL RESOURCES - Resources' earnings were $61 million in the first quarter of 1995. This compares to earnings of $155 million in 1994, which included the one-time benefit of a $100 million after-tax gain resulting from the Wilmington sale.

Operating revenues (inclusive of hedging activities) grew $13 million to $314 million. This improvement was generated by a 20% rise (on a barrel of oil equivalent basis) in average hydrocarbon sales volumes and higher pipeline revenues, partially offset by a 12% decline (on a barrel of oil equivalent basis) in average prices. Natural gas sales volumes rose 33% to 911 mmcf/day, largely due to the AMAX Oil & Gas, Inc. (AMAX) acquisition and production improvements in the Austin Chalk, the Yellow Creek play in the Land Grant and in Carthage, Texas, while natural gas liquids sales volumes improved 48% to 58,446 bbl/day largely because of the AMAX acquisition, the addition of the Wahsatch Gathering System and the Echo Springs gas plant, and increased production in the East Texas plant and the Austin Chalk facilities. Crude oil sales volumes declined 19% to 56,516 bbl/day, reflecting 1994 field sales and lower output in the Austin Chalk.
Average prices for crude oil rose $3.89/bbl (32%) to $16.08/bbl, while natural gas liquids prices improved $0.66/bbl (8%) to $9.32/bbl. Natural gas average prices declined 32% to $1.34/mcf. Pipeline revenues advanced $5 million due to the addition of the Wahsatch Gathering System.

Operating expenses rose to $228 million for the quarter from $224 million a year ago. Depreciation and depletion charges rose $9 million, reflecting higher production levels and the addition of new gas processing facilities, while wage and benefit costs rose $2 million. These cost increases were partially mitigated by a $6 million decline in dry hole costs (reflecting reduced emphasis on exploration in the current low gas price environment) and a $2 million reduction in pipeline and plant product purchases for resale (reflecting lower gas prices). Operating income for all of Resources' operations improved $9 million (12%) to $86 million in the first quarter of 1995.

Operating income from Resources' minerals operations declined $3 million during the first three months of 1995 to $24 million. This decrease was the result of the absence of a first quarter 1994 lease bonus on trona lands and reduced coal royalties (reflecting lower coal production on the Land Grant).

TRUCKING - Overnite's operating environment was extremely difficult in the first quarter of 1995. Operating expenses increased because of reduced operating efficiency associated with shifts in freight flows from shorter-haul, higher margin, intra-regional business to longer-haul traffic, and wage inflation. Margins were also squeezed by aggressive competition from both less-than-truckload (LTL) and truckload (TL) carriers. These unfavorable operating trends may continue throughout 1995, as Overnite works toward tailoring its organization to meet its changing business environment and attempts to regain lost shorter-haul business. In addition, Overnite had several challenges from organized labor in the first quarter of 1995, as twenty-two of Overnite's 174 terminals had union elections--seven of which voted to organize. Overnite has won ten out of the last eleven such elections. Despite the Teamsters' union efforts, less than 7% of Overnite's work force is currently represented by labor unions.

As a result of these unfavorable business trends, Overnite generated a net loss of $4 million in the first quarter of 1995, despite the absence of the effects of the severe winter in the Eastern U.S. in 1994. This compares to net income of $6 million a year ago. First quarter 1995 results included goodwill amortization of $5 million, $1 million lower than last year due to a tax settlement related to the deductibility of intangible assets (see Note 3 to the Condensed Consolidated Financial Statements).

Overnite's operating revenues advanced $3 million to $245 million as a 3% rise in average prices was offset by a 2% decline in volume. Lower volumes were generated by an 18% decrease in TL volumes partially countered by a 1% increase in Overnite's core LTL business.

Operating expenses increased $16 million to $250 million. A longer average length of haul, inflation and operating inefficiencies associated with shifts in freight flows caused a $9 million rise in salaries, wages and employee benefit costs and a $3 million increase in equipment and other rents. In addition, depreciation expense grew by $2 million due to Overnite's continuing investment in equipment and technology. Operating income declined $13 million to a loss of $5 million in 1995, while Overnite's operating ratio (excluding goodwill amortization) increased to 100.2 for the quarter from 94.5 in 1994.

CORPORATE SERVICES AND OTHER OPERATIONS - Expenses related to Corporate Services and Other Operations--which include corporate expenses, third-party interest charges, intercompany interest allocations, other income and income taxes that are not related to other segments, and the results of other operating units--rose $17 million to $61 million. This increase was largely the result of higher interest costs, the absence of 1994 stock appreciation rights credits and higher professional fees. Operating income was $3 million for the first three months of 1995, compared to a loss of $0.4 million a year ago, reflecting operating improvements at the Corporation's Other Operations.

      CHANGES IN FINANCIAL CONDITION AND OTHER DEVELOPMENTS


FINANCIAL CONDITION - During the first three months of 1995, cash from operations was $416 million, an improvement of $153 million from 1994. This improvement was the result of favorable working capital changes (reflecting lower hydrocarbon inventories and improved accounts receivable and inventory management), increased earnings from operations, higher non-cash casualty accruals and depreciation charges, and less spending related to the 1991 restructuring charge.

Cash used in investing activities of $60 million reflects a $747 million decline over 1994 due to the absence of the AMAX acquisition and the 1995 collection of proceeds from the sale of USPCI, Inc. (USPCI) (see Note 4 to the Condensed Consolidated Financial Statements). These reductions in cash used for investing activities were partially offset by proceeds from the Wilmington sale in 1994.

The ratio of debt to debt plus equity declined to 45.3% at March 31, 1995 from 47.0% at December 31, 1994. This improvement reflects the favorable effects of debt repaid by USPCI sale proceeds and the addition of 1995 earnings.

OTHER DEVELOPMENTS - On March 16, 1995, the Corporation executed a definitive merger agreement to acquire the remaining 71.6% of Chicago and North Western Transportation Company's (CNW) outstanding common stock not already owned by UPC for $1.2 billion. Under this agreement, UPC initiated a cash tender offer on March 23, 1995 which was completed on April 25, 1995 (see Note 2 to the Condensed Consolidated Financial Statements). The CNW acquisition is expected to strengthen UPC's capacity in many key western corridors allowing for growth in intermodal traffic from major West Coast ports to the Midwest and enhanced low-sulfur coal shipments out of the Powder River Basin in Wyoming to the East.

In April 1995, UPC arranged $2.3 billion in new credit facilities to support the funding of the CNW acquisition, to refinance certain CNW debt obligations and for other corporate purposes. The facilities consist of a $1.1 billion, five-year facility and a $1.2 billion, one-year facility. In May 1995, the Corporation issued $425 million of 7.60% Notes, due May 1, 2005, $275 million of 8.35% Sinking Fund Debentures, due May 1, 2025 and $150 million of 7.375% Notes, due May 15, 2001. The proceeds from these Notes and Debentures were used to repay commercial paper issued to fund the CNW tender offer. In
February 1995, UPC amended its existing $1.4 billion credit facility to extend the maturity of the $600 million one-year portion of the facility to five years. As a result of these two events, UPC now has $2.5 billion of long-term credit facilities available. Commitment fees and interest rates payable under these facilities are similar to fees and rates available to other investment grade borrowers. As a result of the incremental debt the Corporation incurred for the CNW acquisition, Moody's Investors Service downgraded UPC's senior unsecured debt rating to A3 from A2, while Standard and Poor's lowered UPC's senior unsecured rating to A minus from A. This change in credit rating is not expected to significantly affect the Corporation's future cost of funds.

PART II.  OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings

      The Corporation, UP Rail, Inc. (UP Rail), CNW and CNW's directors were named as defendants in five lawsuits, purportedly filed on behalf of all public stockholders of CNW, which were commenced on March 10 and 13, 1995 in the Court of Chancery in New Castle County, Delaware, with respect to the Corporation's acquisition of CNW. The suits alleged, among other things, that (i) the directors of CNW breached their fiduciary duties to the CNW stockholders in considering and approving the acquisition of CNW by UPC and (ii) as the controlling stockholder of CNW, the Corporation and UP Rail breached their fiduciary duties to other stockholders of CNW in agreeing to enter into the acquisition.
      As relief, the suits requested, among other things, an injunction against consummation of the transaction and damages in an unspecified amount.

      On April 13, 1995, counsel for CNW, the Corporation and the plaintiffs entered into a Memorandum of Understanding (the Memorandum of Understanding) proposing to settle all of the pending class action lawsuits relating to the acquisition. Pursuant to the Memorandum of Understanding, the Corporation and CNW agreed, among other things, (i) to disseminate certain supplemental disclosures to CNW's stockholders,
      (ii) to modify a Stock Option Agreement pursuant to which UP Rail would be permitted to acquire additional shares of CNW common stock from CNW if UP Rail acquired more than 87.5% (85% before such amendment) but less than 90% of the CNW shares in the Corporation's tender offer for CNW shares, (iii) to extend the expiration date of the CNW tender offer until April 24, 1995 and (iv) to pay certain fees and expenses of plaintiffs' counsel, subject to approval of the Delaware Court of Chancery. The parties to the Memorandum of Understanding have prepared and submitted to the Delaware Court of Chancery for its approval a Stipulation of Settlement of the pending class action lawsuits.
      A hearing on Stipulation of Settlement has been set for June 20, 1995. If such Stipulation of Settlement is not approved by the Court, the proposed settlement will be null and void and will not prejudice the rights of any party with respect to such litigation.


Item 4.  Submission of Matters to a Vote of Security Holders.

   (a) The annual meeting of stockholders (the Annual Meeting) of the Corporation was held on April 21, 1995.

   (c) At the Annual Meeting, the Corporation's stockholders voted for the election of Jack L. Messman (171,345,276 shares in favor; 78,914 shares withheld), L. White Matthews, III (171,400,268 shares in favor; 23,922 shares withheld), Robert P. Bauman (171,353,046 shares in favor; 71,144 shares withheld), Richard K. Davidson (171,370,845 shares in favor; 53,345 shares withheld), Elbridge T. Gerry, Jr. (171,387,858 shares in favor; 36,332 shares withheld), Lawrence M. Jones (171,278,024 shares in favor; 146,166 shares withheld), Richard J. Mahoney (171,358,467 shares in favor; 65,723 shares withheld) and James D. Robinson, III (171,105,063 shares in favor; 319,127 shares withheld) as directors of the Corporation. In addition, the Corporation's stockholders voted to amend and extend the Executive Incentive Plan of Union Pacific Corporation and Subsidiaries, as amended; to amend the 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation, as amended; and to engage Deloitte & Touche LLP as the Corporation's independent auditors. The votes on these items were 163,955,049 shares in favor, 6,577,921 shares against and 2,110,788 shares abstained; 161,376,981 shares in favor, 9,038,743 shares against and 2,228,034 shares abstained; and 171,150,146 shares in favor, 713,232 shares against and 780,380 shares abstained, respectively.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

       10(a) - The Executive Incentive Plan of Union Pacific Corporation, amended April 27, 1995.

       10(b) - The 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation, amended April 21, 1995.

       11 - Computation of earnings per share.

       12 - Computation of ratio of earnings to fixed charges.

       27 - Financial data schedule.


   (b) Reports on Form 8-K

       On March 21, 1995, the Corporation filed a Current Report on Form 8-K, containing a press release that announced the execution of a definitive merger agreement for the acquisition of Chicago and North Western Transportation Company.

       On April 20, 1995, the Corporation filed a Current Report on Form 8-K, containing a press release with unaudited earnings information for the Corporation for the quarter ended March 31, 1995 and a computation of certain pro forma earnings to fixed charges ratios.

       On April 26, 1995, the Corporation filed a Current Report on Form 8-K, announcing the completion of the Corporation's tender offer for all of the common shares of Chicago and North Western Transportation Company.

SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 15, 1995



                                UNION PACIFIC CORPORATION
                                (Registrant)


                                /s/ Charles E. Billingsley
                                -----------------------------

                                Charles E. Billingsley,
                                Vice President and Controller
                                (chief accounting officer and
                                 duly authorized officer)

                        UNION PACIFIC CORPORATION

                              EXHIBIT INDEX


Exhibit No.                     Description
- -----------                     -----------


 10(a)             The Executive Incentive Plan of Union Pacific
                   Corporation, amended April 27, 1995.

 10(b) The 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation, amended April 21, 1995.

 11                Computation of earnings per share

 12                Computation of ratio of earnings to
                   fixed charges

 27                Financial data schedule