Form 10-K405/A
period 1994-12-31
UNION PACIFIC CORP
filed 1995-06-23
CIK 100885

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                ----------------------------------

                         FORM 10-K405/A-1
(Mark One)
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [X]           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                         For the fiscal year ended December 31, 1994
                                            OR
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [ ]           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the transition period from _________ to _________

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

   As of February 10, 1995, the aggregate market value of the registrant's Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was approximately $10,459,863,003.

   The number of shares outstanding of the registrant's Common Stock as of February 10, 1995 was 205,911,168.

   Portions of the following documents are incorporated by reference into this
Report: (1) registrant's Annual Report to Stockholders for the year ended December 31, 1994 (Parts I and II); and (2)registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 21, 1995 (Part III).

   The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 to correct the Form Type of the report from Form 10-K to Form 10-K405, and to include the following exhibits:

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) (3)     Exhibits

Exhibit Number    Exhibit
- --------------    -------
 (23)             Independent Auditors' Consents

 (99)(a) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K

 (99)(b) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan.

 (99)(c) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Skyway Retirement Savings Plan.

 (99)(d) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan.

 (99)(e) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Motor Freight Agreement Employee 401(k) Retirement Thrift Plan.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of June 1995.


                                      UNION PACIFIC CORPORATION


                                      By /s/ Drew Lewis
                                         -------------------------------------
                                      (Drew Lewis,
                                      Chairman and Chief Executive Officer and
                                      Principal Executive Officer)

                                 EXHIBIT INDEX



Exhibit Number                Exhibit
- --------------                -------

  (23)         Independent Auditors' Consents

  (99)(a) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Corporation Thrift Plan.

  (99)(b) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan.

  (99)(c) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Skyway Retirement Savings Plan.

  (99)(d) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan.

  (99)(e) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Motor Freight Agreement Employee 401(k) Retirement Thrift Plan.