Form 10-Q
period 1995-06-30
UNION PACIFIC CORP
filed 1995-08-14
CIK 100885

       COVER
                                 FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

YES    X        NO
     ----          ----

       As of July 31, 1995, there were 205,358,990 shares of the Registrant's Common Stock outstanding.

                         UNION PACIFIC CORPORATION
                                   INDEX



                      PART I.  FINANCIAL INFORMATION
                                                                   Page Number
                                                                  ------------
Item 1:    Condensed Consolidated Financial Statements:

           CONDENSED STATEMENT OF CONSOLIDATED INCOME - For the
             Three Months and Six Months Ended June 30, 1995 and
             1994..................................................       1

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
             At June 30, 1995 and December 31, 1994................     2 - 3

           CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
             the Six Months Ended June 30, 1995 and 1994...........       4

           CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS -
             For the Six Months Ended June 30, 1995 and 1994.......       4

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....     5 - 8


Item 2:    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................     9 - 16



                        PART II.  OTHER INFORMATION


Item 1:    Legal Proceedings.......................................      17

Item 6:    Exhibits and Reports on Form 8-K........................    17 - 18

Signature........................................................        19

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                   CONDENSED STATEMENT OF CONSOLIDATED INCOME

        For the Three Months and Six Months Ended June 30, 1995 and 1994
           (Amounts in Millions, Except Ratio and Per Share Amounts)
                                  (Unaudited)

                                               Three Months Ended   Six Months Ended
                                                    June 30,            June 30,
                                                 1995     1994       1995     1994
                                               -------  -------    -------  -------
Operating Revenues..........................   $ 1,874  $ 1,656    $ 3,538  $ 3,214
                                               -------  -------    -------  -------
Operating Expenses:

   Salaries, wages and employee benefits....       730      622      1,386    1,229
   Depreciation, amortization
     and retirements (Note 4)...............       159      134        297      266
   Equipment and other rents................       178      163        341      313
   Fuel and utilities (Note 6)..............       144      119        270      238
   Materials and supplies...................        96       94        185      183
   Other costs..............................       230      189        443      382
                                               -------  -------    -------  -------
      Total.................................     1,537    1,321      2,922    2,611
                                               -------  -------    -------  -------
Operating Income............................       337      335        616      603

Other Income - Net..........................        22       20         70       55

Interest Expense (Note 6)...................      (111)     (84)      (201)    (169)

Corporate Expenses..........................       (24)     (21)       (54)     (33)
                                               -------  -------    -------  -------
Income Before Income Taxes..................       224      250        431      456

Income Taxes................................       (74)     (95)      (151)    (171)
                                               -------  -------    -------  -------
Income from Continuing Operations...........       150      155        280      285

Income from Discontinued Operations
 (Notes 3, 5 and 6).........................        74       65        135      218
                                               -------  -------    -------  -------
Net Income..................................   $   224  $   220    $   415  $   503
                                               =======  =======    =======  =======

Earnings Per Share:

   Income from Continuing Operations........   $  0.73  $  0.75    $  1.36  $  1.39

   Income from Discontinued Operations......      0.36     0.32       0.66     1.06
                                               -------  -------    -------  -------
   Net Income...............................   $  1.09  $  1.07    $  2.02  $  2.45
                                               =======  =======    =======  =======


Weighted Average Number of Shares...........     205.6    205.6      205.6    205.7
Cash Dividends Per Share....................   $  0.43  $  0.40    $  0.86  $  0.80
Ratio of Earnings to Fixed Charges (Note 7).                           2.9      3.4

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                             (Millions of Dollars)
                                  (Unaudited)

                                                        June 30,      December 31,
ASSETS                                                    1995            1994
                                                       ---------      ------------
Current Assets:

     Cash and temporary investments...............     $      51      $     115
     Accounts receivable .........................           495            396
     Inventories..................................           299            257
     Income taxes receivable......................           187            241
     Notes receivable (Note 3)....................             3            228
     Other current assets.........................           121            112
                                                       ---------      ---------
          Total Current Assets....................         1,156          1,349
                                                       ---------      ---------
Investments:

     Investments in and advances to affiliated
        companies (Note 2)........................           275            487
     Other investments............................           154            170
                                                       ---------      ---------
          Total Investments.......................           429            657
                                                       ---------      ---------
Properties:

     Railroad:

       Road and other.............................        11,993          8,428
       Equipment..................................         4,766          4,658
                                                       ---------      ---------
          Total Railroad..........................        16,759         13,086
                                                       ---------      ---------
     Trucking.....................................           736            704
     Other........................................           120            130
                                                       ---------      ---------
          Total Properties........................        17,615         13,920

     Accumulated depreciation, depletion and
       amortization...............................        (4,441)        (4,250)
                                                       ---------      ---------
          Properties - Net........................        13,174          9,670
                                                       ---------      ---------
Cost in Excess of Net Assets of Acquired
  Businesses - Net (Note 4).......................           736            870

Net Assets of Discontinued Operations (Note 3)....         1,862          1,789

Other Assets......................................           213            208
                                                       ---------      ---------
          Total Assets............................     $  17,570      $  14,543
                                                       =========      =========

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
           (Amounts in Millions, Except Share and Per Share Amounts)
                                  (Unaudited)

                                                        June 30,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                      1995            1994
                                                       ---------      ------------
Current Liabilities:

     Accounts payable................................  $     130      $     132
     Accrued wages and vacation......................        287            217
     Income and other taxes..........................        196            134
     Dividends and interest..........................        188            191
     Acquisition reserves (Note 2)...................        168             --
     Accrued casualty costs..........................        187            163
     Debt due within one year........................         68            427
     Other current liabilities.......................        808            736
                                                       ---------      ---------
     Total Current Liabilities.....................        2,032          2,000
                                                       ---------      ---------
Debt Due After One Year (Note 2)...................        6,173          4,052

Deferred Income Taxes (Note 4).....................        2,721          2,398

Retiree Benefits Obligation .......................          579            529

Other Liabilities (Note 8).........................          715            433

Stockholders' Equity:

     Common stock, $2.50 par value, authorized
       500,000,000 shares, 231,870,139 shares issued
       in 1995, 231,837,976 shares issued in 1994....        580            580
     Paid-in surplus.................................      1,443          1,428
     Retained earnings...............................      4,972          4,734
     Treasury stock, at cost, 26,579,918 shares in
       1995, 25,900,775 shares in 1994...............     (1,645)        (1,611)
                                                       ---------      ---------
        Total Stockholders' Equity...................      5,350          5,131
                                                       ---------      ---------
        Total Liabilities and Stockholders' Equity...  $  17,570      $  14,543
                                                       =========      =========

                UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                For the Six Months Ended June 30, 1995 and 1994
                             (Millions of Dollars)
                                  (Unaudited)


                                                           1995          1994
                                                         -------       -------
Cash flows from operating activities:

   Net Income.........................................   $   415       $   503

   Non-cash charges to income:
      Depreciation, depletion and amortization........       297           266
      Deferred income taxes...........................         8            66
      Other - Net.....................................       (75)          (38)

   Changes in current assets and liabilities..........       161           (47)
   Income from discontinued operations (Note 3).......      (135)         (218)
                                                         -------       -------
      Cash from continuing operations.................       671           532
                                                         -------       -------
Cash flows from investing activities:

   Capital investments................................      (377)         (400)
   CNW acquisition (Note 2)...........................    (1,170)           --
   Cash provided (used) by discontinued operations
    (Note 3)..........................................       287          (438)
   Other - Net........................................       110            (5)
                                                         -------       -------
      Cash used in investing activities...............    (1,150)         (843)
                                                         -------       -------
Cash flows from equity and financing activities:

   Dividends paid.....................................      (176)         (164)
   Debt repaid .......................................    (1,363)         (193)
   Purchase of treasury stock.........................       (32)           (1)
   Financings (Note 2)................................     1,986           675
                                                         -------       -------
      Cash generated in equity and financing
      activities.....................................        415           317
                                                         -------       -------
      Net change in cash and temporary investments....   $   (64)      $     6
                                                         =======       =======

             CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS
                For the Six Months Ended June 30, 1995 and 1994
                (Amounts in Millions, Except Per Share Amounts)
                                  (Unaudited)

                                                           1995          1994
                                                         -------       -------
Balance at Beginning of Year.........................    $ 4,734       $ 4,529

Net Income...........................................        415           503
                                                         -------       -------
      Total...........................................     5,149         5,032

Dividends Declared ($0.86 per share in 1995;
                    $0.80 per share in 1994).........       (177)         (164)
                                                         -------       -------

     Balance at End of Period........................    $ 4,972       $ 4,868
                                                         =======       =======

            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. Responsibilities for Financial Statements - The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1994 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the "Corporation" or "UPC") Annual Report to Stockholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the entire year ending December 31, 1995.

2. Acquisition of Chicago and North Western Transportation Company ("CNW") - On March 16, 1995, the Corporation executed a definitive merger agreement to acquire the remaining 71.6% of CNW's outstanding common stock not previously owned by UPC for $1.2 billion. Under this agreement, UPC initiated a cash tender offer (through its indirectly wholly-owned subsidiary, UP Rail, Inc.) on March 23, 1995 for all outstanding CNW shares at $35 per share which was completed on April 25, 1995. A total of 31,529,846 shares were tendered pursuant to the offer and accepted by UPC for payment, bringing UPC's ownership of CNW to approximately 99.5%. All remaining CNW shares were acquired in a second step merger at the $35 per share price. CNW (formerly the nation's eighth largest railroad) is located in the central transcontinental corridor, consists of more than 5,300 road miles, employs more than 6,100 people and is a major transporter of coal, grain and intermodal freight. For the year ended December 31, 1994, CNW had operating revenues of $1.13 billion, net income of $84 million and assets of $2.22 billion. UPC funded the CNW tender offer through the issuance of commercial paper, a portion of which UPC subsequently refinanced with $850 million of notes and debentures.

      The acquisition of CNW has been accounted for as a purchase and CNW's financial results have been consolidated into UPC effective May 1, 1995. The allocation of the purchase price to the fair market value of CNW assets acquired and liabilities assumed is not yet complete. An appraisal of the CNW properties acquired is underway, and upon the completion of the appraisal, any excess of the purchase price over the fair market value of CNW net assets will be classified as goodwill and amortized over 40 years. The unallocated portion of the purchase price at June 30, 1995 has been included in the value of Railroad properties on the Condensed Statement of Consolidated Financial Position.

      In connection with the purchase, according to plans for the consolidation of activities across the combined system, the Corporation recorded $190 million of pretax reserves, principally relating to the termination or relocation of CNW employees. The reserves include $110 million for costs to terminate approximately 1,100 union employees, management employees and executives; $34 million for the relocation of approximately 1,000 union and management employees; and $22 million for labor protection relating to legislated as well as contractual obligations to union employees. Management employee terminations and relocations are expected to be completed by year-end 1995. Union work force reductions must be negotiated under existing labor agreements and are anticipated to be completed in 1996. In addition, $24 million is included in the reserves for the settlement or buyout of lease obligations of CNW relating to facilities or equipment not required by the combined company.

      The amounts assigned to the components of the reserves reflect management's current estimates, and are subject to the finalization of the consolidation plans. The reserves may be adjusted to reflect any revisions to the number of employees affected as well as to the actual amounts paid and expected to be paid, which are subject to labor negotiations as well as management employees' current salaries and years of service.

      Through June 30, 1995, $22 million had been paid and charged to the reserves, principally comprising costs to terminate approximately 150 employees, including certain former executives of CNW.

3.    Discontinued Operations

      Union Pacific Resources Group Inc. ("UPRG") - On July 27, 1995, the Corporation's Board of Directors approved a formal plan to exit its natural resources business. The plan includes an initial public offering ("IPO") by UPRG (formerly Union Pacific Minerals, Inc.) of up to 17.25 percent of its outstanding common stock. On or prior to the IPO, UPRG will receive, through the transfer of various assets and the stock of certain affiliates, all of the Corporation's natural resources business historically managed by Union Pacific Resources Company ("Resources"). Following the IPO, subject to the receipt of a favorable ruling from the Internal Revenue Service expected in 1996 and the satisfaction of certain other conditions, UPC intends to distribute the remaining common stock of UPRG on a tax-fee basis pro rata to the Corporation's shareholders. The record date for such distribution cannot occur prior to the earlier of the consummation of the merger of Southern Pacific Rail Corporation into a wholly-owned subsidiary of the Corporation and the termination of the related merger agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Developments". A registration statement on Form S-1 was filed by UPRG with respect to the IPO on August 4, 1995. As a result, Resources' results have been reported as a discontinued operation in the Corporation's condensed consolidated financial statements for all periods presented.

      Operating revenues for Resources were $336 million for the second quarter and $650 million for the first six months of 1995, and $1.31 billion and $1.32 billion for the years 1994 and 1993, respectively. Resources capital expenditures were $172 million for the second quarter and $367 million for the first half of 1995, $613 million for the year 1994 and $507 million for the year 1993.

      Sale of USPCI, Inc. ("USPCI") - At year-end 1994, the Corporation completed the sale of USPCI to Laidlaw Inc. for $225 million in notes which were subsequently collected in January 1995. The sale resulted in a net loss of $412 million in 1994, including an $8 million net loss from USPCI operations during the year. Prior year's results have been restated to present USPCI as a discontinued operation.

4. Tax Settlement - In January 1995, UPC recorded the effects of a tax settlement with the Internal Revenue Service that allowed part of the excess acquisition costs (goodwill) associated with the acquisition of Overnite Transportation Company ("Overnite") to become tax deductible. This one-time tax benefit reduced goodwill and deferred income taxes payable by $123 million and decreased ongoing goodwill amortization by $4 million annually.

5. Wilmington Sale - In March 1994, Resources sold its interest in the Wilmington, California oil field s surface rights and hydrocarbon reserves, and its interest in the Harbor Cogeneration Plant, to the City of Long Beach, California for $405 million in cash and notes. The Wilmington sale resulted in a $184 million ($116 million after-tax) gain-- $159 million ($100 million after-tax) at Resources included in income from discontinued operations, and $25 million ($16 million after-tax) at Union Pacific Railroad Company.

6. Price Risk Management - The Corporation uses derivative financial instruments to protect against unfavorable hydrocarbon price movements, interest rate movements and foreign currency exchange risk. While the use of these hedging arrangements limits the downside risk of adverse price and rate movements, it may also limit future gains from favorable movements. All hedging is accomplished pursuant to exchange-traded contracts or master swap agreements generally based on standard forms.
      UPC does not hold or issue financial instruments for trading purposes.
      The Corporation addresses market risk by selecting instruments with value fluctuations that correlate strongly with the underlying item or risk being hedged. Credit risk related to hedging activities, which is minimal, is managed by requiring minimum credit standards for counterparties, periodic settlements and/or mark-to-market evaluations. The largest credit risk associated with any of the Corporation's counterparties was $36 million at June 30, 1995.

      Hydrocarbons: At June 30, 1995, Resources had entered into futures contracts and price swaps for the last six months of 1995 with respect to average natural gas and crude oil sales volumes of 426 mmcf/day at $1.85/mcf (approximately 45% of its remaining 1995 natural gas production) and 50 mbbl/day at $18.00/bbl (approximately 89% of its remaining 1995 crude oil production), respectively. Resources also hedges sales prices for natural gas liquids, using a combination of crude oil and natural gas futures and swaps. At June 30, 1995, Resources had entered into such contracts for the last six months of 1995 to hedge 14 mbbl/day at $12.83/bbl, approximately 32% of its remaining 1995 natural gas liquids production. At certain natural gas processing facilities, Resources purchases natural gas and sells the natural gas liquids that are recovered. In these facilities, the spread between the cost of natural gas and the sales price of the natural gas liquids is hedged by using the combination of futures described above to eliminate price risk on the natural gas liquids, and natural gas contracts to minimize gas purchase price risk. At June 30, 1995, Resources had entered into contracts for the last six months of 1995 to lock in an average price spread of $1.61/bbl on 11 mbbl/day of natural gas liquids. Resources had also entered into long-term fixed price sales agreements for 85 bcf of natural gas at an average price of $2.95/mcf covering the period June 30, 1995 through December 31, 2008, comprising less than 3% of its expected annual production. In addition, at June 30, 1995, the "Railroad" (the combined railroad system of Union Pacific Railroad Company, Missouri Pacific Railroad Company and
      CNW) had hedged approximately 6% of its remaining 1995 diesel fuel consumption at an average price of $0.485 per gallon, while

      Overnite had no fuel purchase hedging agreements in place. At the end of the second quarter, Resources had an unrecognized mark-to-market gain of $67 million and the Railroad had an unrecognized mark-to-market loss of $300,000 related to hedging arrangements.

      Interest Rates and Foreign Currency: At June 30, 1995, the total notional principal amount of debt affected by hedging agreements was $283 million with a recognized gain of $38 million (included in the carrying value of the debt instruments) and an unrecognized mark-to-market loss of $8 million. The recognized gain relates to foreign currency transactions, and offsets foreign currency losses.

7. Ratio of Earnings to Fixed Charges - The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges.

8. Commitments and Contingencies - There are various lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. The Corporation does not expect that the lawsuits, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition or its results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                           RESULTS OF OPERATIONS


           Quarter ended June 30, 1995 Compared to June 30, 1994

CONSOLIDATED RESULTS - Union Pacific Corporation (the "Corporation" or "UPC") earned $224 million ($1.09 per share) in the second quarter of 1995 compared to $220 million ($1.07 per share) for the same period of 1994.

In the second quarter of 1995, the Corporation completed the acquisition of the Chicago and North Western Transportation Company ("CNW") announced earlier in the year (see Note 2 to the condensed consolidated financial statements). CNW results were consolidated into those of the Corporation effective May 1, 1995. During its first two months of operation as part of UPC, CNW provided a slight increase in the Corporation's earnings, net of costs associated with both the acquisition and the efforts to expeditiously consolidate the operations and administration of the combined railroad system. Except as the context otherwise requires, the term "UPRR" means the preacquisition Union Pacific Railroad Company and Missouri Pacific Railroad Company system while the "Railroad" means the combined railroad system of UPRR and CNW.

In addition, in July 1995, the Corporation's Board of Directors announced a formal plan to exit its natural resources business, the first step of which is an initial public offering ("IPO") of newly issued shares constituting up to
17.25 percent of the common stock of Union Pacific Resources Group Inc. ("UPRG") (formerly Union Pacific Minerals, Inc.). On or prior to the IPO, UPRG will receive, through the transfer of various assets and the stock of certain affiliates, all of the Corporation's natural resources business historically managed by Union Pacific Resources Company ("Resources"). Following the IPO, subject to the receipt of a favorable ruling from the Internal Revenue Service, UPC intends to distribute the remaining UPRG common stock on a tax-free basis pro rata to the Corporation's shareholders. The Corporation has also agreed, as part of the acquisition of Southern Pacific Rail Corporation ("Southern Pacific") discussed later in this section, that in order to enable Southern Pacific shareholders to participate in the distribution of the shares of UPRG, that the record date for such distribution shall not occur until the earlier of
(1) consummation of the merger of Southern Pacific into a wholly-owned subsidiary of the Corporation and or (2) the termination of the related merger agreement between the Corporation and Southern Pacific. As a result, Resources' financial results have been reclassified as a discontinued operation in the Corporation's condensed consolidated financial statements.

RESULTS OF CONTINUING OPERATIONS - The Corporation reported income from continuing operations of $150 million ($0.73 per share) in the second quarter of 1995, down from $155 million ($0.75 per share) last year. Earnings for 1995 benefitted from a $13 million after-tax settlement of a Railroad Retirement Tax claim. Quarterly net income improved at the Railroad, but declined at Overnite Transportation Company ("Overnite").

Operating revenues grew 13% to $1.87 billion, as the consolidation of two months of CNW results and improved average revenue per car for the Railroad were partly offset by volume and average price declines at Overnite. Operating expenses rose 16% to $1.54 billion for the quarter. CNW results, inflation and the costs to consolidate CNW activities into the Railroad contributed to higher salaries, wages and employee benefits ($108 million), fuel costs ($25 million), and equipment and other rental expense ($15 million). Depreciation expense rose $25 million from the CNW fixed assets acquired as well as from the Corporation's continuing capital investment programs. In addition, contracted maintenance and transportation costs increased $20 million primarily as a result of the consolidation of CNW results, the cost of real estate sold rose $16 million reflecting higher sales activity, and personal injury costs were up $6 million.

Operating income increased $2 million to $337 million for the quarter, as an improvement at the Railroad was essentially offset by a decline at Overnite. Interest expense rose $27 million to $111 million, primarily reflecting higher debt levels associated with the CNW acquisition, offset by the receipt in the first quarter of 1995 of proceeds relating to the sale of USPCI, Inc. ("USPCI"), the Corporation's former waste management company. Corporate expenses increased $3 million, primarily due to increased professional fees.

RAILROAD - The Railroad earned $219 million in the second quarter of 1995, up $28 million (15%) from last year, partially due to the benefit of a $13 million after-tax settlement of a Railroad Retirement Tax claim. The addition of CNW provided $4 million of net income for the quarter, slightly higher than 1994 second quarter equity income recognized from the Railroad's preacquisition investment in CNW. Operating income improved $43 million (14%) to $349 million for the quarter, while the operating ratio rose to 77.9 from 77.0 last year, primarily resulting from the consolidation of two months of CNW results and costs to combine UPRR/CNW activities.

Revenues improved $245 million (18%) to $1.58 billion, as incremental volumes from the acquisition of the CNW combined with a 5% improvement in average revenue per car, reflecting a longer average length of haul and favorable traffic mix shifts resulting from both the addition of CNW and within UPRR operations.

CNW provided an estimated 137,000 additional carloadings for the quarter (net of the elimination of carloadings interchanged between UPRR and CNW), driving an 11% overall carloading improvement. The softening economy and the occurrence of flooding problems in May and June of 1995 partially mitigated the consolidated volume gains. Grain and metals and minerals carloadings in particular benefitted from the addition of the strong CNW volume base. Grain carloadings led the way with a 72% improvement over last year reflecting not only the addition of CNW volumes, but also volume improvements over last year at both UPRR and CNW, as crops traffic strengthened and export corn demand improved. Metals and minerals carloadings rose 27% as CNW volumes were partly offset by weakness in UPRR mineral volumes. Autos rose 17% from the addition of CNW volumes and higher finished vehicle and auto parts shipments at both UPRR and CNW. Forest products were up 16% as CNW volumes were partially offset by depressed lumber carloadings on both UPRR and CNW caused by soft housing markets. Chemicals carloadings improved 11% as both UPRR and CNW benefitted from higher liquid and dry chemical shipments and stronger soda ash demand. Despite the elimination of interchanged traffic and the 1995 flooding problems, energy carloadings rose 6%, with improvements compared to 1994 on both UPRR and CNW, principally from increased volumes out of Wyoming's Powder River Basin. Food/consumer/government carloadings were up 1%, and intermodal carloadings dropped 5% reflecting softening economic conditions, competition from trucking companies with excess capacity, and selective avoidance of low-margin business.

Operating expenses for the quarter increased $202 million (20%) to $1.23 billion. The consolidation of two months of CNW results was the principal reason causing increases in salaries, wages and employee benefits ($105 million), fuel and utilities costs ($26 million) and rent expense ($25 million). Wages and benefits were also impacted by inflation and flood-related activities, and fuel costs also reflect a 7% rise in average prices and growth in total gross ton-miles, partly offset by a lower consumption rate. Rent expense also includes the effect of increased car hire rates. Depreciation climbed $24 million reflecting continuing capital investment programs and the addition of depreciation for CNW properties. In addition, personal injury expense increased $6 million, and miscellaneous contract fees rose $19 million as a result of higher costs associated with equipment and roadway maintenance, intermodal and auto terminal operations, and drayage.

TRUCKING - Overnite's operating environment was extremely difficult in the first half of 1995. Operating expenses increased because of wage inflation and reduced operating efficiency associated with shifts in freight flows from shorter-haul, higher-margin, intra-regional business to longer-haul traffic. Margins were also squeezed by aggressive competition from both less-than-truckload ("LTL") and truckload carriers. These unfavorable operating trends may continue throughout 1995, as Overnite works toward tailoring its organization to meet its changing business environment and attempts to regain lost shorter-haul business. In addition, Overnite had several challenges from organized labor. Since January 1, 1995, over 50 of Overnite's 174 terminals had union elections, twelve of which voted for union representation. Overnite has won each of the last 9 such elections, and 21 of the last 25 elections. Despite the Teamsters' efforts, less than 9% of Overnite's work force has voted for union representation.

As a result of these unfavorable trends, Overnite reported a $10 million net loss in the second quarter of 1995 compared to $16 million of earnings last year. Results include goodwill amortization of $5 million in 1995, $1 million less than last year as a result of a tax settlement related to the deductibility of intangible assets (see Note 4 to the condensed consolidated financial statements). Overnite recorded an operating loss of $15 million for the second quarter of 1995 compared to operating income of $27 million last year, as the operating ratio, excluding goodwill amortization, increased to 104.1 from 88.6 last year.

Operating revenues declined $50 million for the quarter to $242 million, reflecting the weak economy combined with the absence of approximately $34 million of revenue arising from the 1994 Teamsters' strike against other carriers. Volumes were down 10%, entirely from Overnite's core LTL business. Average prices also declined 9%, reflecting overcapacity caused by the economic slowdown, the absence of a price spike caused by the 1994 Teamsters' strike (which restricted overall trucking industry capacity) and aggressive competition from both LTL and truckload carriers.

Operating expenses declined $7 million to $257 million. Rent expense declined $10 million as Overnite utilized more of its own equipment rather than relying on purchased transportation; however, other cost levels suffered from the additional expenses and operating inefficiencies associated with efforts to fend off the labor organization efforts described above. Salaries, wages and employee benefit costs were essentially unchanged as lower volumes were offset by wage and benefit inflation. Fuel expense was also flat compared to 1994 as improved fuel economy and lower volumes were offset by a 4% increase in the average fuel price per gallon.

CORPORATE SERVICES AND OTHER OPERATIONS - Expenses related to Corporate Services and Other Operations (comprising corporate expenses, third-party interest charges, intercompany interest allocations, other income and income taxes not related to other segments, and the results of other operating units) climbed $7 million to $59 million for the second quarter. The increase was caused by higher interest costs (the result of the CNW acquisition and continuing capital spending) and increased professional fees. Operating income for other operating units was $3 million for the quarter, up from $2 million a year ago.

RESULTS OF DISCONTINUED OPERATIONS - Income from discontinued operations increased $9 million to $74 million for the quarter. Resources' results improved slightly and 1994 results included an $8 million net loss relating to USPCI.

Resources' second quarter 1995 earnings rose 3% from a year ago to $74 million. Total operating income improved $2 million to $88 million for the quarter. Operating revenues rose $4 million (1%) to $336 million. Sales volumes improved for natural gas and natural gas liquids, and average sales prices increased for natural gas liquids and crude oil. However, these improvements were offset by the effects of reduced crude oil sales volumes and weak natural gas prices. Marketing revenues climbed $10 million as a result of higher margins and a $6 million settlement with an interstate pipeline, and pipeline revenues increased $3 million from the Wahsatch Gathering System, which was not operational in the second quarter of 1994.

Total average hydrocarbon sales volumes improved 8% for the quarter, led by an 18% improvement from natural gas to 929 mmcf/day, resulting from higher production in the Austin Chalk and the Land Grant. Average sales volumes for natural gas liquids rose 6% to 54,382 bbl/day from gains in the Land Grant and West Texas, while volumes for crude oil dropped 12% to 54,412 bbl/day, reflecting the fourth quarter 1994 sale of the Point Arguello, California offshore oil field, the increased activities in the more gas-prone, deep portions of the Austin Chalk, and the natural decline in production for older and shallower producing properties. Average sales prices for crude oil ($16.23/bbl) and natural gas liquids ($9.54/bbl) each rose 6%, while average sales prices for natural gas dropped 21% to $1.47/mcf.

Operating expenses for the quarter increased $1 million to $247 million. Depreciation and depletion expense increased $10 million reflecting higher production levels and new gas processing facilities. However, dry hole costs dropped $4 million as exploration was de-emphasized in the current low gas price environment, production taxes decreased because of lower gas prices, and well workover costs also declined.

Operating income from Resources' minerals operations declined $1 million to $26 million for the quarter, as improved soda ash production and sales prices were more than offset by decreased coal production and royalties, reflecting lower tons mined from Resources' land holdings.

         Six Months Ended June 30, 1995 Compared to June 30, 1994

CONSOLIDATED RESULTS - The Corporation's net income for the first half of 1995 was $415 million ($2.02 per share) compared to $503 million ($2.45 per share) for the same period of 1994. Results for 1994 included the benefit of a one-time $116 million ($0.56 per share) after-tax gain resulting from the sale of the Wilmington field (see Note 5 to the condensed consolidated financial statements).

RESULTS OF CONTINUING OPERATIONS - Income from continuing operations declined $5 million for the period to $280 million ($1.36 per share), as a $55 million improvement at the Railroad was more than offset by higher corporate expenses and a $36 million earnings decline at Overnite. Consolidated operating revenues increased 10% to $3.54 billion for the period. The Railroad's operating revenues improved $338 million to $2.96 billion, reflecting the acquisition of CNW, increased UPRR carloadings and a higher average revenue per car. Overnite operating revenues dropped $48 million to $487 million for the period, resulting from both volume and price declines. Other operating units provided $94 million of revenue for the period.

Consolidated operating expenses rose $311 million (12%) to $2.92 billion. Two months of CNW results, rail volume growth and inflation caused increases in salaries, wages and employee benefits ($157 million), equipment and other rents ($28 million) and fuel costs ($32 million). Insurance costs increased $10 million reflecting the absence of a $10 million credit in 1994, and depreciation charges were up $31 million as a result of the CNW properties acquired and the Corporation's continuing capital investment programs. Other increases occurred in cost of real estate sold ($16 million), resulting from higher sales activity; contracted maintenance and transportation costs ($29 million), reflecting the addition of CNW as well as higher costs at UPRR; and personal injury costs
($7 million).

Consolidated operating income advanced $13 million to $616 million for the first half of 1995. The Railroad's operating income of $630 million was $64 million higher than last year; however, Overnite reported an operating loss of $20 million for the period. The Corporation's other operating units provided operating income of $6 million for the period.

Other income increased $15 million from higher gains on property sales and interest associated with the second quarter Railroad Retirement Tax claim settlement. Interest expense rose $32 million, principally from the higher debt levels associated with the CNW acquisition. Corporate expenses were up $21 million, resulting from higher professional fees (related to the CNW acquisition, the IPO of UPRG and the bid for Santa Fe Pacific Corporation) and the absence of 1994 stock appreciation rights credits.

RESULTS OF DISCONTINUED OPERATIONS - Income from discontinued operations decreased from $218 million in 1994 to $135 million for the first half of 1995. Results for 1994 included Resources' $100 million share of the after-tax gain on the sale of the Wilmington field, as well as a $10 million loss from USPCI. Resources' operating income rose $11 million to $174 million for the first half of 1995, reflecting overall volume improvements partly offset by lower average sales prices for natural gas.

                CHANGES IN CONSOLIDATED FINANCIAL CONDITION

Cash from continuing operations for the first six months of 1995 was $671 million, up $139 million from a year ago, as improvements from changes in working capital and higher non-cash depreciation charges were partly offset by a reduction in deferred income tax expense.

Cash used in investing activities increased $307 million to $1.15 billion for the period. In 1995, the Corporation used $1.17 billion to finance the acquisition of CNW and received $225 million in proceeds from the sale of USPCI. The 1994 period included the use of $725 million for Resources' acquisition of Amax Oil & Gas, Inc. The activity of both USPCI and Resources is now included in cash provided (used) by discontinued operations. Capital investments were $26 million lower in the first half of 1995, primarily as a result of lower spending at Overnite. Higher proceeds from asset sales at the Railroad caused the remaining increase over 1994.

The ratio of debt to debt plus equity increased to 53.8% at June 30, 1995 compared to 46.6% at December 31, 1994. This increase resulted from increased debt levels principally caused by the purchase of CNW shares and the consolidation of its debt, partly mitigated by 1995 earnings and the proceeds from the sale of USPCI.

                            OTHER DEVELOPMENTS

UPC ACQUISITION OF SOUTHERN PACIFIC - On August 3, 1995, UPC and Southern Pacific entered into a definitive merger agreement (the "Merger Agreement") providing for the acquisition of Southern Pacific by UPC (the "Southern Pacific Transaction"). Under the terms of the Merger Agreement, UPC commenced a first-step cash tender offer for up to 25% of the outstanding shares of common stock of Southern Pacific (the "Shares") at a price of $25.00 per Share. Promptly upon purchase of Shares pursuant to the tender offer, such Shares will be deposited in an independent voting trust in accordance with a voting trust agreement with Southwest Bank of St. Louis. Such Shares shall remain in the voting trust pending a decision of the Interstate Commerce Commission
(the "ICC") on the Southern Pacific Transaction. Following approval of the Southern Pacific Transaction by the ICC and the satisfaction of certain other conditions, including the approval by Southern Pacific shareholders, Southern Pacific will be merged into a subsidiary of UPC (the "Merger"). Upon completion of the Merger, each share of Southern Pacific stock will be converted, at the holder's election, subject to proration, into the right to receive $25.00 in cash or 0.4065 shares of common stock of UPC. As a result of the Southern Pacific Transaction, 60% of the Shares outstanding immediately prior to the Merger will be converted into shares of common stock of UPC, with the remaining 40% of the outstanding Shares, including the Shares acquired in the tender offer, being acquired for cash. An application seeking approval of the Southern Pacific Transaction is expected to be filed with the ICC no later than December 1, 1995. The ICC is required by law to render a decision on such application within 31 months of the filing of a completed application; however, the ICC has announced that its policy is to act on applications of this type within six months of filing.

To enable Southern Pacific shareholders receiving UPC shares in the Merger to participate in the distribution of the shares of UPRG described above, UPC has agreed with Southern Pacific that the record date for such distribution shall not occur until the earlier of (1) consummation of the Merger or (2) termination of the Merger Agreement.

UPC estimates that the total amount of funds required to purchase Shares pursuant to the Tender Offer, to pay the cash portion of the consideration in the Merger and to pay all related costs and expenses will be approximately $1.6 billion. UPC plans to obtain the necessary funds from available cash and working capital, and either through the issuance of long- or short-term debt securities (including, without limitation, commercial paper notes) (the "Debt Securities") or pursuant to an existing $1.4 billion credit facility with various commercial banks (the "Facility"). It is anticipated that the indebtedness incurred in connection with the Debt Securities and/or the Facility till be repaid from funds generated by UPC and its subsidiaries (including, after the Merger, if consummated, dividends paid by the surviving corporation and its subsidiaries), through additional borrowings, through application of proceeds of dispositions or through a combination of two or more such sources.

Pursuant to a shareholders agreement, dated as of August 3, 1995 (the "Anschutz Shareholders Agreement"), Mr. Philip F. Anschutz and certain of his affiliates (collectively, the "Anschutz Shareholders"), who have advised UPC that in the aggregate they benefically own approximately 31.8% of all outstanding Shares, have agreed, among other things, to vote all Shares owned by them in favor of the Merger and to comply with certain "standstill" agreements and restrictions on disposition of shares of UPC common stock to be received in the Merger. In addition, pursuant to a shareholder agreement, dated as of August 3, 1995 (the "MSLEF Shareholder Agreement"), The Morgan Stanley Leveraged Equity Fund II, L.P., which has advised UPC that it beneficially owns approximately 8.5% of all outstanding Shares, has agreed, among other things, to vote all Shares owned by it in favor of the Merger. Similarly, pursuant to a shareholders agreement, dated as of August 3, 1995, UPC has agreed, among other things, to vote all Shares acquired pursuant to the tender offer in favor of the Merger and to comply with certain "standstill" agreements and restrictions on the disposition of the Shares purchased in the tender offer. In addition, pursuant to a shareholders agreement, dated as of August 3, 1995, the Anschutz Shareholders have agreed, among other things, to comply with certain "standstill" agreements and restrictions on disposition of shares of UPRG common stock to be received in the distribution of such shares to UPC shareholders. Pursuant to the Anschutz Shareholders Agreement and the MSLEF Shareholder Agreement, the Anschutz Shareholders and MSLEF are free to tender all, a portion of or none of the Shares owned by them pursuant to the tender offer.

Under the terms of the Anschutz Shareholders Agreement, the Board of Directors of UPC will take all actions necessary to elect Mr. Anschutz or other designee reasonably acceptable to the Board as a director of UPC's Board of Directors and to appoint Mr. Anschutz as Vice Chairman of the Board of Directors; provided that such director shall resign from the Board, at UPC's request, if the Anschutz Shareholders beneficially own less than 4% (or 3% if elected by the Anschutz Shareholders) of UPC's outstanding common stock. In his capacity as Vice Chairman, Mr. Anschutz shall have those duties and responsibilities as may be assigned by UPC's Board of Directors or by the Chairman of the Board, and Mr. Anschutz shall receive no compensation for serving in such position.

Pursuant to two registration rights agreements, each dated as of August 3, 1995, certain of the Anschutz Shareholders are granted, subject to the terms and conditions therein specified, certain registration rights in respect of the shares of UPC common stock to be received by them in the Merger and in respect of the shares of UPRG common stock to be received by them in the distribution thereof to UPC shareholders. In addition, pursuant to a registration rights agreement, dated as of August 3, 1995, UPC is granted, subject to the terms and conditions therein specified, certain registration rights in respect of the Shares to be purchased pursuant to the tender offer.

COLUMBIA GAS TRANSMISSION COMPANY ("Columbia") SETTLEMENT - Columbia and Resources were parties to a long-term contract for the sale by Resources to Columbia of substantial volumes of natural gas at above 1991 market prices. In July 1991, Columbia filed for protection from its creditors under Chapter 11 of the bankruptcy laws. Shortly after the filing, Columbia rejected Resources' contract and most of its other gas purchase contracts, leaving Resources and nearly 2,000 other gas producers as unsecured creditors. Since the Chapter 11 filing, there has been extensive litigation and proceedings involving the value of Columbia's estate and the amount of each gas producer's claim. In April 1995, Columbia filed a Plan of Reorganization (the Plan ) which includes a claim settlement among the largest creditors, including Resources. Under that settlement and subject to confirmation of the Plan, Resources estimates it should receive at least $100 million after tax. The Plan will not be confirmed until it has been voted upon by creditors. While Resources expects the Plan will be confirmed in 1995 or 1996, there is no assurance the funds will be received during that period or ever by Resources. No income has yet been recognized from this anticipated settlement.

NATIONAL LABOR RELATIONS BOARD ("NLRB") SETTLEMENT - Overnite has negotiated a settlement with the General Counsel of the NLRB subject to approval by the members of the Board, regarding certain unfair labor practice complaints and charges against the company arising from labor organization efforts by the Teamsters' Union. According to the settlement, which ends the threat that the NLRB will seek a Federal injunction against Overnite, scores of unfair labor practice allegations brought by the Teamsters will be dropped. The agreement also provides for an order by which Overnite reaffirms its standing commitment to comply with the National Labor Relations Act, as well as for an alternative dispute resolution procedure to decide the validity of certain kinds of future complaints, should they occur. In addition, Overnite has voluntarily agreed to retroactively grant a March 5, 1995 pay increase to employees at four terminals that voted for union representation before a company-wide pay hike was announced.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         As previously reported in the Corporation's Form 10-Q for the quarter ended March 31, 1995, the Corporation, UP Rail, Inc. ("UP Rail"), CNW and CNW's directors were named as defendants in five class action lawsuits in the Court of Chancery in New Castle County, Delaware relating to the Corporation's acquisition of CNW. On April 13, 1995, counsel for CNW, the Corporation and the plaintiffs entered into a Memorandum of Understanding (the "Memorandum of Understanding") proposing to settle all of the pending class action lawsuits relating to the acquisition. The parties to the Memorandum of Understanding also prepared and submitted to the Delaware Court of Chancery for its approval a Stipulation of Settlement of the pending class action lawsuits. A hearing on the Stipulation of Settlement was held and on June 26, 1995 the Stipulation of Settlement was approved by the Court with certain revisions, thereby settling this litigation.

         In July 1995, the Butte County (Oroville, California) District Attorney advised that a civil penalty action would be filed against Union Pacific Railroad Company for violations resulting from a derailment and spill of diesel fuel into the Feather River in Peo, California on April 14, 1995. The potential penalty could exceed $100,000. In late July the California Regional Water Quality Control Board also filed a separate penalty action seeking $40,000 for the same incident.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits
           --------

           2(a) - Agreement and Plan of Merger, dated as of August 3, 1995, among the Corporation, Union Pacific Railroad Company, UP Acquisition Corporation (the "Purchaser") and Southern Pacific, is incorporated by reference to Exhibit (c)(1) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

           2(b) - List of Schedules to Agreement and Plan of Merger, dated as of August 3, 1995, among the Corporation, Union Pacific Railroad Company, the Purchaser and Southern Pacific.

           2(c) - Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser, The Anschutz Corporation ("TAC"), Anschutz Foundation (the "Foundation"), and Mr. Philip F. Anschutz ("Mr. Anschutz"), is incorporated by reference to Exhibit (c)(2) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

           2(d) - Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and The Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated by reference to Exhibit (c)(3) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

           2(e) - Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southern Pacific, is incorporated by reference to Exhibit (c)(4) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

           2(f) - Shareholders Agreement, dated as of August 3, 1995, among UPRG, TAC, the Foundation and Mr. Anschutz, is incorporated by reference to Exhibit (c)(5) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

           2(g) - Registration Rights Agreement, dated as of August 3, 1995, among the Corporation, TAC and the Foundation, is incorporated by reference to Exhibit (c)(6) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

           2(h) - Registration Rights Agreement, dated as of August 3, 1995, between the Purchaser and Southern Pacific, is incorporated by reference to Exhibit (c)(7) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

           2(i) - Registration Rights Agreement, dated as of August 3, 1995, among UPRG, TAC and the Foundation, is incorporated by reference to Exhibit (c)(8) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

           2(j) - Voting Trust Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southwest Bank of St. Louis, is incorporated by reference to Exhibit (c)(9) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

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

           On April 26, 1995, the Corporation filed a Current Report on Form 8-K, announcing the completion of the Corporation s tender offer for all of the common shares of Chicago and North Western Transportation Company.

SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 14, 1995



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

                             UNION PACIFIC CORPORATION

                                   EXHIBIT INDEX



Exhibit No.                         Description
-----------                         -----------
    2(a) Agreement and Plan of Merger, dated as of August 3, 1995, among the Corporation, Union Pacific Railroad Company, UP Acquisition Corporation (the "Purchaser") and Southern Pacific, is incorporated by reference to Exhibit (c)(1) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

    2(b) List of Schedules to Agreement and Plan of Merger, dated as of August 3, 1995, among the Corporation, Union Pacific Railroad Company, the Purchaser and Southern Pacific.

    2(c) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser, The Anschutz Corporation ("TAC"), Anschutz Foundation (the "Foundation"), and Mr. Philip F. Anschutz ("Mr. Anschutz"), is incorporated by reference to Exhibit
                         (c)(2) to the Corporation's Tender Offer Statement on
                         Schedule 14D-1, dated August 9, 1995.

    2(d) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and The Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated by reference to Exhibit (c)(3) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

    2(e) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southern Pacific, is incorporated by reference to Exhibit (c)(4) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

    2(f) Shareholders Agreement, dated as of August 3, 1995, UPRG, TAC, the Foundation and Mr. Anschutz, is incorporated by reference to Exhibit (c)(5) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

    2(g) Registration Rights Agreement, dated as of August 3, 1995, among the Corporation, TAC and the Foundation, is incorporated by reference to Exhibit (c)(6) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

    2(h) Registration Rights Agreement, dated as of August 3, 1995, between the Purchaser and Southern Pacific, is incorporated by reference to Exhibit (c)(7) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

    2(i) Registration Rights Agreement, dated as of August 3, 1995, among UPRG, TAC and the Foundation, is incorporated by reference to Exhibit (c)(8) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

    2(j) Voting Trust Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southwest Bank of St. Louis, is incorporated by reference to Exhibit
                         (c)(9) to the Corporation's Tender Offer Statement on
                         Schedule 14D-1, dated August 9, 1995.

    11                   Computation of earnings per share

    12                   Computation of ratio of earnings to
                         fixed charges

    27                   Financial Data Schedule