Form 10-Q
period 1995-09-30
UNION PACIFIC CORP
filed 1995-11-09
CIK 100885

       COVER
                                      FORM 10-Q

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549-1004

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

    As of October 31, 1995, there were 205,580,992 shares of the Registrant's Common Stock outstanding.

       INDEX
                             UNION PACIFIC CORPORATION
                                       INDEX



                          PART I.  FINANCIAL INFORMATION
                          ------------------------------
                                                                    Page Number
                                                                    -----------
Item 1:  Condensed Consolidated Financial Statements:

       CONDENSED STATEMENT OF CONSOLIDATED INCOME - For the
         Three Months and Nine Months Ended September 30, 1995 and
         1994.....................................................        1

       CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
         At September 30, 1995 and December 31, 1994..............      2 - 3

       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
         the Nine Months Ended September 30, 1995 and 1994........        4

       CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS -
         For the Nine Months Ended September 30, 1995 and 1994....        4

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......      5 - 8


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................      9 - 14


                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1:  Legal Proceedings........................................       15

Item 6:  Exhibits and Reports on Form 8-K.........................     15 - 16

Signature.........................................................       17

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements


             UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                 CONDENSED STATEMENT OF CONSOLIDATED INCOME

   For the Three Months and Nine Months Ended September 30, 1995 and 1994
   ----------------------------------------------------------------------
          (Amounts in Millions, Except Ratio and Per Share Amounts)
                                 (Unaudited)

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
                                                 ------------------         -----------------
                                                 1995          1994         1995         1994
                                                 ----          ----         ----         ----
Operating Revenues..........................   $ 1,974       $ 1,622      $ 5,512      $ 4,837
                                               -------       -------      -------      -------

Operating Expenses:

  Salaries, wages and employee benefits.....       726           615        2,112        1,844
  Equipment and other rents.................       200           151          541          464
  Depreciation, amortization
    and retirements (Note 3)................       172           136          469          402
  Fuel and utilities (Note 7)...............       144           116          414          354
  Materials and supplies....................        92            80          277          263
  Other costs...............................       261           197          704          579
                                               -------       -------      -------      -------

     Total..................................     1,595         1,295        4,517        3,906
                                               -------       -------      -------      -------

Operating Income............................       379           327          995          931

Other Income - Net..........................        35            10          105           65

Interest Expense (Note 7)...................      (127)          (86)        (328)        (255)

Corporate Expenses..........................       (26)          (35)         (80)         (68)
                                               -------       -------      -------      -------

Income Before Income Taxes..................       261           216          692          673

Income Taxes................................      (101)          (82)        (252)        (253)
                                               -------       -------      -------      -------

Income from Continuing Operations...........       160           134          440          420

Income (Loss) from Discontinued Operations
 (Notes 4 and 6)............................        77          (347)         212         (130)
                                               -------       -------      -------      -------

Net Income (Loss)...........................   $   237       $  (213)     $   652      $   290
                                               =======       =======      =======      =======

Earnings Per Share:

  Income from Continuing Operations.........   $  0.78       $  0.65      $  2.14      $  2.04

  Income (Loss) from Discontinued Operations      0.37         (1.69)        1.03        (0.63)
                                               -------       -------      -------      -------

  Net Income (Loss).........................   $  1.15       $ (1.04)     $  3.17      $  1.41
                                               =======       =======      =======      =======


Weighted Average Number of Shares...........     206.1         205.6        205.8        205.6
Cash Dividends Per Share....................   $  0.43       $  0.43      $  1.29      $  1.23
Ratio of Earnings to Fixed Charges (Note 8).       --            --           2.8          3.2



               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
             ------------------------------------------------------
                              (Millions of Dollars)
                                   (Unaudited)

                                                September 30,    December 31,
ASSETS                                              1995             1994
                                                -------------    ------------
Current Assets:

  Cash and temporary investments...............     $      91       $     115
  Accounts receivable .........................           473             396
  Inventories..................................           281             257
  Income taxes receivable......................           123             241
  Other current assets (Note 4)................           127             340
                                                    ---------       ---------

       Total Current Assets....................         1,095           1,349
                                                    ---------       ---------
Investments:

  Investments in and advances to affiliated
     companies (Note 2)........................         1,251             487
  Other investments............................           154             170
                                                    ---------       ---------

       Total Investments.......................         1,405             657
                                                    ---------       ---------
Properties:

  Railroad (Note 3):

    Road and other.............................        12,178           8,428
    Equipment..................................         4,783           4,658
                                                    ---------       ---------

       Total Railroad..........................        16,961          13,086
                                                    ---------       ---------

  Trucking.....................................           736             704
  Other........................................           148             130
                                                    ---------       ---------

       Total Properties........................        17,845          13,920

  Accumulated depreciation, depletion and
    amortization...............................        (4,527)         (4,250)
                                                    ---------       ---------

       Properties - Net........................        13,318           9,670
                                                    ---------       ---------
Cost in Excess of Net Assets of Acquired
  Businesses - Net (Note 5)....................           669             870

Net Assets of Discontinued Operations (Note 4).         1,983           1,789

Other Assets...................................           232             208
                                                    ---------       ---------

       Total Assets............................     $  18,702       $  14,543
                                                    =========       =========



             UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
           ------------------------------------------------------
          (Amounts in Millions, Except Share and Per Share Amounts)
                                 (Unaudited)

                                                September 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                1995             1994
                                                -------------    ------------
Current Liabilities:

  Accounts payable................................  $     151      $     132
  Accrued wages and vacation......................        289            217
  Income and other taxes..........................        218            134
  Dividends and interest..........................        184            191
  Acquisition reserves (Note 3)...................        142             --
  Debt due within one year........................        624            427
  Other current liabilities.......................        949            899
                                                    ---------      ---------

     Total Current Liabilities....................      2,557          2,000
                                                    ---------      ---------

Debt Due After One Year (Notes 2 and 3)...........      6,546          4,052

Deferred Income Taxes (Note 5)....................      2,818          2,398

Other Liabilities (Note 9)........................      1,267            962

Stockholders' Equity:

  Common stock, $2.50 par value, authorized
    500,000,000 shares, 232,300,590 shares issued
    in 1995, 231,837,976 shares issued in 1994....        581            580
  Paid-in surplus.................................      1,466          1,428
  Retained earnings...............................      5,121          4,734
  Treasury stock, at cost, 26,722,014 shares in
    1995, 25,900,775 shares in 1994...............     (1,654)        (1,611)
                                                    ---------      ---------

     Total Stockholders' Equity...................      5,514          5,131
                                                    ---------      ---------

     Total Liabilities and Stockholders' Equity...  $  18,702      $  14,543
                                                    =========      =========



               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
              For the Nine Months Ended September 30, 1995 and 1994
              -----------------------------------------------------
                              (Millions of Dollars)
                                   (Unaudited)

                                                                 1995        1994
                                                               -------     -------
Cash Flows from Operating activities:

   Net Income.........................................        $   652     $   290

   Non-cash charges to income:
      Depreciation and amortization...................            469         402
      Deferred income taxes...........................            101          82
      Other - Net.....................................           (675)          3

   Changes in current assets and liabilities..........            786         (47)
   (Income) loss from discontinued operations (Note 4)           (212)        130
                                                              -------     -------

       Cash from continuing operations................          1,121         860
                                                              -------     -------
Cash flows from investing activities:

   Capital investments................................           (653)       (677)
   Investment in Southern Pacific (Note 2)............           (976)         --
   CNW acquisition (Note 3)...........................         (1,170)         --
   Cash provided (used) by discontinued operations
    (Note 4)..........................................            242        (389)
   Other - Net........................................            167          (6)
                                                              -------     -------

       Cash used in investing activities..............         (2,390)     (1,072)
                                                              -------     -------

Cash flows from equity and financing activities:

   Dividends paid.....................................           (264)       (246)
   Debt repaid (Note 3)...............................         (1,394)       (123)
   Purchase of treasury stock.........................            (32)         (1)
   Financings (Notes 2 and 3).........................          2,935         702
                                                              -------     -------
      Cash generated in equity and financing
      activities......................................          1,245         332
                                                              -------     -------

      Net change in cash and temporary investments....        $   (24)    $   120
                                                              =======     =======


         CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS
         For the Nine Months Ended September 30, 1995 and 1994
         -----------------------------------------------------
            (Amounts in Millions, Except Per Share Amounts)
                              (Unaudited)

                                                                1995        1994
                                                               ------      ------
Balance at Beginning of Year.........................         $ 4,734     $ 4,529

Net Income...........................................             652         290
                                                              -------     -------

     Total...........................................           5,386        4,819

Dividends Declared ($1.29 per share in 1995;
                    $1.23 per share in 1994).........            (265)       (252)
                                                              -------     -------

     Balance at End of Period........................         $ 5,121     $ 4,567
                                                              =======     =======


             UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------
                                (Unaudited)

1. Responsibilities for Financial Statements - The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1994 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation or UPC) Annual Report to Stockholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the entire year ending December 31, 1995.

2. Acquisition of Southern Pacific Rail Corporation (Southern Pacific) - On August 3, 1995, UPC and Southern Pacific entered into a definitive merger agreement (the Agreement) providing for the acquisition of Southern Pacific by UPC. Under the terms of the Agreement, UPC completed a first-step cash tender offer on September 15, 1995 pursuant to which approximately 39.03 million common shares or 25% of the outstanding common shares of Southern Pacific were acquired at a price of $25.00 per share. UPC borrowed $976 million under its existing credit facilities to fund the cash tender offer. Shares purchased under the cash tender offer were deposited in an independent voting trust in accordance with a voting trust agreement with Southwest Bank of St. Louis. Such shares shall remain in the voting trust pending a decision of the Interstate Commerce Commission (the ICC) on the Southern Pacific acquisition. The ICC has adopted an expedited schedule pursuant to which it will render a final decision within 255 days of the filing of an application with respect to the Southern Pacific acquisition. Such an application is expected to be filed on December 1, 1995.

   Following approval of the Southern Pacific acquisition by the ICC and the satisfaction of certain other conditions, including the approval by Southern Pacific shareholders, Southern Pacific will be merged into a subsidiary of UPC (the Merger). Upon completion of the Merger, each share of Southern Pacific common stock will be converted, at the holder's election, subject to proration, into the right to receive $25.00 in cash or 0.4065 shares of common stock of UPC. As a result, 60% of the Southern Pacific shares outstanding immediately prior to the Merger will be converted into shares of common stock of UPC, with the remaining 40% of the outstanding shares, including the shares acquired in the first-step cash tender offer, being acquired for cash.

3. Acquisition of Chicago and North Western Transportation Company (CNW) - On March 16, 1995, the Corporation executed a definitive merger agreement to acquire the remaining 71.6% of CNW's outstanding common stock not previously owned by UPC for $1.2 billion. Virtually all remaining CNW shares were acquired in a cash tender offer at $35 per share. UPC funded the CNW tender offer through the issuance of commercial paper, a portion of which UPC subsequently refinanced with $850 million of notes and debentures.

   The acquisition of CNW has been accounted for as a purchase and CNW's financial results have been consolidated into UPC effective May 1, 1995.
   The allocation of the purchase price to the fair market value of CNW assets acquired and liabilities assumed is not yet complete. An appraisal of the CNW properties acquired is continuing, and although the purchase price allocation is incomplete it appears that all of the excess purchase price will be allocated to tangible long-lived assets. As a result of the anticipated allocation of the excess purchase price, the unallocated portion of the purchase price at September 30, 1995 has been included in the value of Railroad properties on the Condensed Statement of Consolidated Financial Position.

   As part of the initial purchase price allocation, UPC recorded $190 million of pre-tax reserves, principally relating to the elimination or relocation of redundant functions created by the acquisition of CNW. The reserves include $110 million for costs to reduce CNW's work force by approximately 1,100; $34 million for the relocation of approximately 1,000 CNW employees; and $22 million for labor protection relating to legislated, as well as contractual, obligations to CNW union employees. Management employee terminations and relocations are expected to be completed by year-end 1995. Union work-force reductions must be negotiated under existing labor agreements and are anticipated to be completed in 1996. In addition, $24 million is included in the reserves for the settlement or buyout of lease obligations of CNW relating to facilities or equipment not required by the combined company. Through September 30, 1995, $46 million had been paid and charged to the reserves, principally comprising costs to terminate approximately 350 employees (including $14 million related to certain former executives of CNW) and relocate CNW employees throughout the Union Pacific rail system.

   These initial reserve estimates are subject to the finalization of the consolidation plans and therefore are subject to change. The reserves may be adjusted to reflect any revisions to the number of employees affected, as well as to the actual amounts paid and expected to be paid, which are subject to unionized labor negotiations and management employees' current salaries and years of service.

4. Discontinued Operations

   Union Pacific Resources Group Inc. (Resources): On July 27, 1995, the Corporation's Board of Directors approved a formal plan to exit its natural resources business. The plan included an initial public offering (IPO) by Resources of up to 17.25 percent of its outstanding common stock. Following the IPO, subject to the receipt of a favorable ruling from the Internal Revenue Service expected in 1996 and the completion or termination of the acquisition of Southern Pacific, UPC intends to distribute the remaining common stock of Resources on a tax-fee basis pro rata to the Corporation's shareholders.

   The IPO of 42.5 million shares was completed on October 17, 1995 and was priced at $21 per share. UPC sold 17.1% of Resources' outstanding common
   shares to the public generating net proceeds of $844 million.   Resources
   now owns and operates all of the Corporation's natural resources business historically owned and or operated by Union Pacific Resources Company or other affiliates. Following the IPO, Resources dividended to UPC $1,562 million ($912 million in cash and $650 million in notes bearing interest at 8.5% per annum payable within 90 days of the distribution of UPC's remaining investment in Resources to its shareholders) and an intercompany balance of $59 million. UPC used the cash proceeds from the Resources' dividend to repay outstanding commercial paper balances.

   Resources' results have been reported as a discontinued operation in the Corporation's condensed consolidated financial statements for all periods presented. Operating revenues for Resources were $332 million for the third quarter and $989 million for the first nine months of 1995, and $1.31 billion and $1.32 billion for the years 1994 and 1993, respectively. Resources' capital expenditures were $536 million for the first nine months of 1995, $613 million for the year 1994 and $507 million for the year 1993. Resources net income was $77 million and $76 million for the three months ended September 30, 1995 and 1994, respectively, and was $212 million and $303 million for the nine months ended September 30, 1995 and 1994, respectively.

   Sale of USPCI, Inc. (USPCI): At year-end 1994, the Corporation completed the sale of USPCI to Laidlaw Inc. for $225 million in notes which were subsequently collected in January 1995. The sale resulted in a net loss of $412 million in 1994, including an $8 million net loss from USPCI's operations during the year. The initial provision for discontinued operations was recorded in September 1994.

5. Tax Settlement - In January 1995, UPC recorded the effects of a tax settlement with the Internal Revenue Service that allowed part of the excess acquisition costs (goodwill) associated with the acquisition of Overnite Transportation Company (Overnite) to become tax deductible. This one-time tax benefit reduced goodwill and deferred income taxes payable by $123 million and decreased ongoing goodwill amortization by $4 million annually.

6. Wilmington Sale - In March 1994, Resources sold its interest in the Wilmington, California oil field's surface rights and hydrocarbon reserves, and its interest in the Harbor Cogeneration Plant, to the City of Long Beach, California for $405 million in cash and notes. The Wilmington sale resulted in a $184 million ($116 million after-tax) gain--$159 million ($100 million after-tax) at Resources, included in income from discontinued operations, and $25 million ($16 million after-tax) at Union Pacific Railroad Company.

7. Price Risk Management - The Corporation uses derivative financial instruments to protect against unfavorable fuel price movements, interest rate movements and foreign currency exchange risk. While the use of these hedging arrangements limits the downside risk of adverse price and rate movements, it may also limit future gains from favorable movements. All hedging is accomplished pursuant to exchange-traded contracts or master swap agreements generally based on standard forms. UPC does not hold or issue financial instruments for trading purposes. The Corporation addresses market risk by selecting instruments with value fluctuations that correlate strongly with the underlying item or risk being hedged. Credit risk related to hedging activities, which is minimal, is managed by requiring minimum credit standards for counterparties, periodic settlements and/or mark-to-market evaluations. The largest credit risk associated with any of the Corporation's counterparties was $30 million at September 30, 1995.

   Fuel: At September 30, 1995, the Railroad (the combined railroad system of Union Pacific Railroad Company, Missouri Pacific Railroad Company and CNW) had hedged approximately 6% of its remaining 1995 diesel fuel consumption at an average price of $0.49 per gallon, while Overnite had no fuel purchase hedging agreements in place. At the end of the third quarter, the Railroad had an unrecognized mark-to-market gain of $150,000 related to its fuel hedging arrangements.

   Interest Rates and Foreign Currency: UPC has outstanding interest rate swaps on $222 million of notional principal amount of debt. The interest rates paid on these instruments range from 6.0% to 9.6%, while interest received ranges from 4.3% to 6.6% with spreads no greater than 3.3%. These contracts mature over the next one to nine years. In addition, the Corporation has currency swaps in place to cover $59 million of notional principal amount of debt denominated in yen. These swaps mature over the next one to five years. At the end of the third quarter, the Corporation had a mark-to-market gain of $29 million related to these instruments.

8. Ratio of Earnings to Fixed Charges - The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges.

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

10.Accounting Pronouncements - The Financial Accounting Standards Board (FASB) has issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes methods for determining and measuring an impairment of long-lived assets. Adoption of Statement 121 is required in 1996. Although the Corporation is still evaluating Statement 121, UPC does not expect that the adoption of Statement 121 will have a material adverse effect on the Corporation's operating results or financial condition. In addition, the FASB has issued Statement No. 123 "Accounting for Stock-Based Compensation," which requires certain disclosures about costs associated with stock-based employee compensation plans. Adoption of Statement 123 is required in 1996 and will not significantly impact the Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES


                             CORPORATE REORGANIZATION


Natural Resources Divestiture - Union Pacific Corporation (UPC or the Corporation) completed its initial public offering (IPO) of Union Pacific Resources Group Inc. (Resources) (formerly UPC's natural resources business unit) common shares on October 17, 1995. The IPO was priced at $21 per share and was comprised of 37 million common shares with an option for underwriters to purchase 5.5 million additional common shares within 30 days (the overallotment option), which was exercised. Including the overallotment option, UPC sold 17.1% of Resources' common shares to the public. Net proceeds from the IPO totaled $844 million (including the overallotment option)(see Note 4 to the condensed consolidated financial statements). Following the IPO, Resources dividended to UPC $1,562 million ($912 million in cash and $650 million in notes bearing interest at 8.5% per annum payable within 90 days of the distribution of UPC's remaining investment in Resources to its shareholders) and an intercompany balance of $59 million.
UPC used the cash proceeds from the Resources' dividend to repay outstanding commercial paper balances.

Southern Pacific Rail Corporation (Southern Pacific) Acquisition - As part of the announced acquisition of Southern Pacific, UPC commenced a first-step cash tender offer (which was completed on September 15, 1995) acquiring approximately 39.03 million common shares or 25% of the outstanding common shares of Southern Pacific at a price of $25.00 per share. UPC borrowed
$976 million under its existing credit facilities to fund the cash tender offer. Shares purchased under the cash tender offer were deposited in an independent voting trust in accordance with a voting trust agreement with Southwest Bank of St. Louis. Such shares shall remain in the voting trust pending a decision of the Interstate Commerce Commission (the ICC) on the Southern Pacific acquisition (see Note 2 to the condensed consolidated financial statements). The ICC has adopted an expedited schedule pursuant to which it will render a final decision within 255 days of the filing of an application with respect to the Southern Pacific acquisition. Such an application is expected to be filed on December 1, 1995. Should the acquisition of Southern Pacific not be approved by the ICC or its successors, UPC could incur a significant loss on the disposal of its investment in Southern Pacific. However, the Corporation believes that its application for common control of the Southern Pacific will be approved.

Chicago and North Western Transportation Company (CNW) - On March 16, 1995, the Corporation executed a definitive merger agreement to acquire the remaining 71.6% of CNW's outstanding common stock not previously owned by UPC for $1.2 billion. Under this agreement, UPC initiated a cash tender offer on March 23, 1995 for all outstanding CNW shares at $35 per share, which was completed on April 25, 1995. The acquisition of CNW has been accounted for as a purchase and CNW's financial results have been consolidated into UPC effective May 1, 1995 (see Note 3 to the condensed consolidated financial statements).

                           RESULTS OF OPERATIONS


      QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO SEPTEMBER 30, 1994


Consolidated Results
UPC reported net income of $237 million ($1.15 per share) in the third quarter of 1995 compared to a net loss of $213 million ($1.04 per share) for the same period a year ago. Results for 1994 included a provision for a loss on disposal of the Corporation's waste management subsidiary of $423 million (see Note 4 to the condensed consolidated financial statements).

Results of Continuing Operations
Consolidated - The Corporation reported income from continuing operations of $160 million ($0.78 per share) in the third quarter of 1995, a 19% improvement from last year's results of $134 million ($0.65 per share). Earnings for 1995 benefitted from improved earnings at Union Pacific Railroad Company and other rail subsidiaries (the Railroad), due to the addition of CNW and improved operating results, while Overnite Transportation Company's (Overnite) results declined significantly from a year ago.

Operating revenues grew 22% to $1.97 billion, as higher volumes and improved average revenue per car at the Railroad were partly offset by volume and average price declines at Overnite. Operating expenses rose $300 million to $1.60 billion for the quarter. The addition of CNW and inflation contributed to higher salaries, wages and employee benefits ($111 million), equipment and other rental expense ($49 million), fuel costs ($28 million) and materials and supplies ($12 million). Depreciation expense rose $36 million from the CNW fixed assets acquired, as well as from the Corporation's continuing capital investment programs. In addition, maintenance, repairs and foreign-line car repair costs increased $21 million and other taxes increased
$9 million, primarily as a result of the consolidation of CNW results.
Personal injury costs were also up $9 million, reflecting higher claims costs, while third-party transportation costs rose $8 million.

Operating income increased $52 million (16%) to $379 million for the quarter, largely reflecting improved operating results at the Railroad. Other income improved $25 million, mainly from increased property sales and interest on a favorable tax settlement at the Railroad. Interest expense rose $41 million, reflecting higher debt levels associated with the CNW acquisition and the Southern Pacific cash tender offer and higher short-term interest rates, offset by the receipt in the first quarter of 1995 of proceeds relating to the sale of the Corporation's waste management business unit. Corporate expenses declined $9 million, primarily due to lower professional fees.

Railroad - The Railroad earned $222 million in the third quarter of 1995, up $38 million (21%) from last year, reflecting the addition of CNW volumes and pricing improvements.

Revenues improved $354 million (27%) to $1.68 billion, as the addition of CNW business of $307 million combined with a 7% improvement in average revenue per car, reflecting a longer average length of haul and favorable traffic mix shifts. Carloadings improved 16% in the third quarter of 1995, largely due to incremental volumes from the acquisition of CNW and business expansion. Grain and metals and minerals carloadings in particular benefitted from the addition of the strong CNW volume base. Grain carloadings led the way with a 93% improvement over last year, reflecting not only the addition of CNW volumes, but also carloadings improvements caused by greater export demand. Metals and minerals carloadings rose 47% as CNW volumes were partly offset by weakness in stone and non-metallic mineral volumes. Autos rose 24% from the addition of CNW volumes and strong Mexican business for both finished vehicles and auto parts. Forest products were up 22% as CNW volumes were partially offset by depressed lumber and paper volumes. Chemical carloadings improved 10% as additional CNW volumes were partially offset by lower fertilizer and plastic business. Energy carloadings rose 10% due to the addition of CNW volumes and increased traffic out of the Southern Powder River Basin. Intermodal volumes decreased 6%, reflecting softening economic conditions in the U.S. and Mexico, competition from trucking companies with excess capacity, and selective avoidance of low-margin business, while food/consumer/government carloadings declined 3%.

Operating expenses for the quarter rose $269 million to $1.29 billion. Incremental CNW volumes and inflation were the principal reasons causing increases in salaries, wages and employee benefits ($89 million), rent expense ($48 million), fuel and utilities costs ($27 million) and materials and supplies expense ($12 million). Depreciation climbed $36 million, reflecting continuing capital investment programs and the addition of depreciation for CNW properties. In addition, maintenance, repairs and foreign-line car repair costs increased $21 million and other taxes increased $9 million, primarily as a result of the consolidation of CNW, while personal injury expense increased
$9 million. Expenses also increased as a result of the absence of flood insurance recoveries in 1994 ($12 million) and merger related increases in employee relocation costs, crew hauling and contracted expenses.

Operating income improved $85 million (28%) to $389 million for the quarter, while the operating ratio improved to 76.9 from 77.1 last year.

Trucking - Overnite's operating environment has been extremely difficult in the first nine months of 1995. The major factors impacting Overnite's operations were soft volumes caused by aggressive marketing and price competition by both less-than-truckload (LTL) and truckload carriers, a slow economy, incremental expenses associated with Overnite's continuing battle over unionization with the Teamster's Union and ongoing operational inefficiencies associated with shifts in freight flows from shorter-haul, higher-margin, intra-regional business to longer-haul traffic. These unfavorable operating trends will likely continue throughout 1995 and into 1996, as Overnite works toward tailoring its organization to meet its changing business environment, and attempts to regain lost shorter-haul business and to better balance traffic lanes. A significant factor influencing Overnite's long-term success is its ability to maintain a non-unionized work force. Overnite has had several challenges from organized labor in 1995. Since January 1, 1995, over 50 of Overnite's 174 terminals were petitioned to hold union elections, twelve of which voted for union representation. Overnite has won each of the last 10 such elections, and 22 of the last 26 elections. Despite the Teamsters' efforts, less than 9% of Overnite's work force has voted for union representation.

As a result of the difficult operating environment discussed above, Overnite reported a $7 million net loss in the third quarter of 1995 compared to $12 million of earnings last year. Results include goodwill amortization of $5 million in 1995, $1 million less than last year as a result of a favorable tax settlement related to the deductibility of intangible assets (see Note 5 to the condensed consolidated financial statements).

Operating revenues declined $12 million (5%) for the quarter to $245 million. Volumes were down 3%, while average prices declined 2%. Operating expenses increased $19 million to $255 million. Salaries, wages and employee benefit costs increased $16 million caused by wage and benefit inflation, while depreciation and equipment rents each increased $1 million. Overnite recorded an operating loss of $10 million for the third quarter of 1995 compared to operating income of $21 million last year, as the operating ratio, including goodwill amortization, increased to 104.0 from 91.6 last year.

Corporate Services and Other Operations - Expenses related to Corporate Services and Other Operations (comprising corporate expenses, third-party interest charges, intercompany interest allocations, other income and income taxes not related to other segments, and the results of other operating units) declined
$7 million to $55 million for the third quarter. The decrease was largely the result of lower professional fees caused by the absence of strategic transactions pursued in 1994. Other operating units broke even for the third quarter of 1995 compared to 1994 when other operations generated operating income of $2 million for the quarter.

Results of Discontinued Operations
Income from discontinued operations increased $424 million to $77 million for the quarter, reflecting the absence of the write down of UPC's waste management unit in September 1994 and a slight improvement in Resources' results.

Natural Resources - Resources' third quarter 1995 earnings rose $1 million from a year ago to $77 million. Operating revenues declined $22 million (6%) to $332 million. Producing properties revenues declined $13 million as the effects of a 13% decline in average per barrel prices (led by a 21% decline in average natural gas prices) and lower crude oil volumes (the result of the sale of the Point Arguello field and volume declines in the Austin Chalk) was only partially offset by a 21% increase in average natural gas sales volumes (mainly volume improvements in the Austin Chalk and the Ozona fields) and an 18% improvement in average natural gas liquids sales volumes. Plants, pipelines and marketing revenues climbed $8 million, largely the result of the start up of the Wahsatch pipeline and the expansion of the Panola pipeline. Other oil and gas revenues declined $15 million due to lower property sales.

Operating expenses for the quarter declined $20 million to $233 million. Production costs declined $19 million, largely due to a favorable production tax settlement. Exploration costs fell $6 million as a result of lower dry hole costs (reflecting the de-emphasis of exploration in a low price environment). These costs improvements were partially countered by a $6 million increase in depreciation costs, the result of higher production levels. Operating income declined $2 million from $101 million a year earlier.


     NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO SEPTEMBER 30, 1994

Consolidated Results
The Corporation's net income for the first nine months of 1995 was $652 million ($3.17 per share) compared to $290 million ($1.41 per share) for the same period of 1994. Results for 1994 included a $433 million loss from the discontinuation of UPC's waste management business unit and the benefit of a one-time $116 million ($0.56 per share) after-tax gain resulting from the sale of the Wilmington field (see Note 6 to the condensed consolidated financial statements).

Results of Continuing Operations
Consolidated - Income from continuing operations improved $20 million (5%) for the period to $440 million ($2.14 per share), as a $113 million improvement at the Railroad was partially offset by higher corporate expenses and a $56 million earnings decline at Overnite. Consolidated operating revenues increased $675 million (14%) to $5.51 billion for the period as the Railroad's operating revenue improvement of $692 million (reflecting the acquisition of CNW, increased base carloadings and a higher average revenue per car) was partially countered by lower operating revenues at Overnite.

Consolidated operating expenses rose $611 million to $4.52 billion. CNW results, rail volume growth and inflation caused increases in salaries, wages and employee benefits ($268 million), equipment and other rents ($77 million), fuel costs ($60 million), materials and supplies ($14 million) and third-party transportation ($13 million). Depreciation charges were up $67 million as a result of the CNW properties acquired and the Corporation's continuing capital investment programs. Other increases occurred in cost of real estate sold ($17 million) resulting from higher sales activity; contracted maintenance and transportation costs ($26 million) and real estate taxes ($15 million), reflecting the addition of CNW; personal injury costs ($16 million) as a result of higher claims costs; insurance costs ($12 million) due to the absence of 1994 flood insurance recoveries and professional fees ($7 million).

Consolidated operating income advanced $64 million (7%) to $995 million for the first nine months of 1995, reflecting a $149 million improvement at the Railroad partially offset by weaker operating results at Overnite. Other income increased $40 million from higher gains on property sales and interest associated with the third quarter Railroad Retirement Tax claim settlement. Interest expense rose $73 million, principally from the higher debt levels associated with the CNW acquisition and Southern Pacific tender offer.
Corporate expenses were up $12 million, resulting from higher executive compensation accruals and the absence of 1994 stock appreciation rights credits.


                CHANGES IN CONSOLIDATED FINANCIAL CONDITION


Cash from continuing operations for the first nine months of 1995 was $1,121 million, up $261 million from a year ago, as a result of improvements in operating results and higher non-cash expenses (mainly depreciation, casualty accruals and deferred taxes).

Cash used in investing activities increased $1.32 billion to $2.39 billion for the period. In 1995, the Corporation used $1,170 million to finance the acquisition of CNW and $976 million to fund the Southern Pacific cash tender offer. These increased investments were partially countered by the receipt of $225 million in proceeds from the sale of UPC's waste management unit, the absence of the $725 million acquisition of Amax Oil & Gas, Inc. in 1994 and slightly lower capital spending. Financing activities increased $913 million as UPC incurred incremental debt to finance its acquisition activities.

The ratio of debt to debt plus equity increased to 56.5% at September 30, 1995 compared to 46.6% at December 31, 1994. This increase resulted from increased debt levels caused by the purchase of CNW and Southern Pacific shares, partly mitigated by 1995 earnings and the proceeds from the sale of UPC's waste management business.

                             OTHER DEVELOPMENTS


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

Accounting Pronouncements - The Financial Accounting Standards Board (FASB) has issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes methods for determining and measuring an impairment of long-lived assets. Adoption of Statement 121 is required in 1996. Although the Corporation is still evaluating Statement 121, UPC does not expect that the adoption of Statement 121 will have a material adverse effect on the Corporation's operating results or financial condition. In addition, the FASB has issued Statement No. 123 "Accounting for Stock-Based Compensation," which requires certain disclosures about costs associated with stock-based employee compensation plans. Adoption of Statement 123 is required in 1996 and will not significantly impact the Corporation.

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

       In 1993, the Railroad entered into an Administrative Order on Consent with the Environmental Protection Agency (EPA) and the State of Utah to remove lead contaminated soil from property that had been leased to a battery recycler in the early 1980s. The Order called for completion of the removal action by September 15, 1994. However, because of various logistical problems, the work was not completed until October 18, 1994. Because the Order contained a provision requiring that stipulated penalties be paid for each day that work continued beyond the deadline, the EPA demanded $160,000 as a stipulated penalty payment. The Railroad initiated dispute resolution and settled this matter for $120,000, $90,000 of which was reimbursed by the contractor responsible for the delays.

       As previously reported in the Corporation's Form 10-Q for the quarter ended June 30, 1995, in July 1995 the Butte County (Oroville, California) District Attorney advised that a civil penalty action would be filed against the Railroad for violations resulting from a derailment and spill of diesel fuel into the Feather River in Peo, California on April 14, 1995. In late July the California Regional Water Quality Control Board also filed a separate penalty action seeking $40,000 for the same incident. This latter action was settled for $40,000. A further demand for penalties from the California Department of Fish and Game is expected but not determinable at this time.

       As previously reported in the Corporation's Form 10-K for the year ended December 31, 1994, the EPA filed an Administrative Complaint and Notice of Opportunity for Hearing under the Toxic Substances Control Act alleging failure by Resources to submit certain gas plant chemical inventory reports by the regulatory deadline of February 21, 1991. Resources had in fact filed the reports in October 1993. The Complaint initially sought penalties totaling $330,000. Following discussions with the EPA and following the purchase of AMAX Oil & Gas, Inc. in March 1994 including additional AMAX gas processing facilities, Resources filed amended inventory reports on August 16, 1994. On August 25, 1994, the EPA amended the Complaint to propose aggregate civil penalties of $378,000. Pursuant to subsequent negotiations, Resources paid a penalty of $84,000 in settlement of this matter.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits
       --------

   (10)(a) - Executive Incentive Plan of Union Pacific Resources Group Inc. is incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (No. 33-95398) filed by Union Pacific Resources Group Inc.

   (10)(b) - 1995 Stock Option and Retention Stock Plan of Union Pacific Resources Group Inc. is incorporated by reference to Exhibit
             10.10 to the Registration Statement on Form S-1 (No. 33-95398) filed by Union Pacific Resources Group Inc.

   (10)(c) - Form of Conversion Agreement is incorporated by reference to
             Exhibit 10.13(a) to the Registration Statement on Form S-1 (No. 33-95398) filed by Union Pacific Resources Group Inc.

   (10)(d) - Conversion Agreement for Drew Lewis.

   (10)(e) - Conversion Agreement for Jack L. Messman.

   (11)    - Computation of earnings per share.

   (12)    - Computation of ratio of earnings to fixed charges.

   (27)    - Financial data schedule.


   (b) Reports on Form 8-K
       -------------------

       On August 14, 1995, the Corporation filed a Current Report on Form 8-K, announcing the execution of a definitive merger agreement and certain other agreements related to the acquisition of Southern Pacific Rail Corporation.

       On September 15, 1995, the Corporation filed a Current Report on Form 8-K, announcing the final proration factor with respect to the tender offer for Southern Pacific Rail Corporation common stock.

SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 9, 1995



                               UNION PACIFIC CORPORATION
                               (Registrant)


                               /s/ M. B. Smith
                               -----------------------------
                               M. B. Smith,
                               Vice President and Controller
                               (Chief accounting officer
                                and duly authorized officer)

       EXHIBIT INDEX

                          UNION PACIFIC CORPORATION

                                EXHIBIT INDEX


Exhibit No.                     Description
-----------                     -----------

 (10)(a) Executive Incentive Plan of Union Pacific Resources Group Inc. is incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (No. 33-95398) filed by Union Pacific Resources Group Inc.

 (10)(b) 1995 Stock Option and Retention Stock Plan of Union Pacific Resources Group Inc. is incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (No. 33-95398) filed by Union Pacific Resources Group Inc.

 (10)(c) Form of Conversion Agreement is incorporated by reference to Exhibit 10.13(a) to the Registration Statement on Form S-1 (No. 33-95398) filed by Union Pacific Resources Group Inc.

 (10)(d)           Conversion Agreement for Drew Lewis.

 (10)(e)           Conversion Agreement for Jack L. Messman.

 (11)              Computation of earnings per share.

 (12)              Computation of ratio of earnings to fixed charges.

 (27)              Financial data schedule.