Form 10-K/A
period 1994-12-31
UNION PACIFIC CORP
filed 1995-11-30
CIK 100885

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

                      ___________________________________

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
          Title of each class                             which registered
          -------------------                         ------------------------
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

                                  PART I


Item 1. Business
          and
Item 2. Properties

     Union Pacific Corporation, incorporated in Utah in 1969, operates, through subsidiaries, in the areas of rail transportation (Union Pacific Railroad Company and Missouri Pacific Railroad Company), oil, gas and mining (Union Pacific Resources Company) and trucking (Overnite Transportation Company). Each of these subsidiaries is indirectly wholly-owned by Union Pacific Corporation.

     Except as the context otherwise requires, the terms "Union Pacific" or the "Corporation" mean Union Pacific Corporation and its subsidiaries, and the terms "Union Pacific Railroad" or the "Railroad" mean Union Pacific Railroad Company ("UPRR") and Missouri Pacific Railroad Company ("MPRR") and their respective subsidiaries.

     A brief description of Union Pacific's principal businesses follows. Additional information about these businesses and other financial information for Union Pacific is presented on pages 4 through 22 and 44 through 46 of the 1994 Annual Report to Stockholders ("Annual Report") and such information (excluding photographs on pages 4 through 22, none of which supplements the text and which are not otherwise required to be disclosed herein) is incorporated herein by reference. Information on business segments on page 32 and a map of Union Pacific's operations on pages 48 and 49 of the Annual Report are also incorporated herein by reference.

Major Developments
------------------

     In March 1994, Union Pacific sold its investment in the Wilmington, California, oil field and related facilities for $405 million to the City of Long Beach, California. Also in March 1994, Union Pacific Resources Company ("Resources") acquired Amax Oil & Gas, Inc. ("AMAX"), a subsidiary of Cyprus Amax Minerals Company, for a net purchase price of $725 million. Additional information relating to these transactions is provided in Note 4 to the Financial Statements, appearing on page 38 of the Annual Report.

     In October 1994, Union Pacific announced a competing bid to acquire Santa Fe Pacific Corporation ("Santa Fe"), which had previously entered into a definitive merger agreement with Burlington Northern Inc. ("BN"). The Corporation pursued the acquisition for several months, making a number of revised bids. Each of the Corporation's bids was rejected by Santa Fe. These rejections, coupled with a selective "poison pill" adopted by Santa Fe that discouraged Santa Fe shareholders from choosing between competing bids, caused Union Pacific to withdraw its proposal to acquire Santa Fe and its related tender offer on January 31, 1995.

     At year-end, Union Pacific completed the sale of its waste management business, USPCI, Inc. ("USPCI"), to Laidlaw Inc. USPCI's performance fell short of the Corporation's expectations as a result of many companies' sluggish cleanup timetables, waste minimization efforts by many industries, and incineration competition from cement kilns. Additional information relating to the sale is provided in Note 2 to the Financial Statements, appearing on pages 37 and 38 of the Annual Report.

     In December 1994, the Interstate Commerce Commission ("ICC") approved the Railroad's application to control Chicago and North Western Transportation Company ("CNW"). The ICC's order, unless stayed pending any appeal, will be effective on April 6, 1995 and will permit the Railroad to convert its 29.13 percent ownership of non-voting common stock into voting common stock and to increase its representation on the CNW Board of Directors from one director out of seven to three directors out of nine. The ICC's order will enable the two carriers to improve service through closer coordination of operations and marketing activities. The ICC's order is subject to a standard labor protection condition and a requirement that the Soo Line Railroad Company ("Soo") be permitted to admit third parties to certain joint facilities operated by Soo and CNW. The Railroad intends, upon the effectiveness of the order and upon making provision for certain costs related to the foregoing conditions, to exercise the authority granted by the ICC's order.

Rail Transportation
-------------------

     Union Pacific Railroad is the third largest railroad in the United States in terms of track miles, with 17,500 route miles linking Pacific Coast and Gulf Coast ports with the Midwest. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports, and across the Mexican and (primarily through interline connections) Canadian borders. Major categories of freight hauled by the Railroad are automotive, chemicals, energy (coal), food/consumer/government, grains and grain products, intermodal, and metals/minerals/forest. In 1994, energy was the largest commodity in terms of revenue ton-miles (35.9 percent of total), while chemicals traffic produced the highest commodity revenue (21.1 percent of total). Percentages of revenue ton-miles and commodity revenue for each commodity are presented on page 44 of the Annual Report.

     A separate Annual Report on Form 10-K for the year ended December 31, 1994, is filed by MPRR. Reference is made to such report for additional information concerning that company.

Oil, Gas and Mining
-------------------

     Resources is an independent oil and gas company engaged in the exploration for and production of natural gas, crude oil and associated products. Substantially all of Resources' exploration and production programs are in the Austin Chalk trend and the Carthage area in central and eastern Texas and Louisiana; the Ozona area in western Texas (representing former AMAX properties); the Union Pacific Land Grant in Colorado, Wyoming and Utah; the Gulf of Mexico; and Canada. Through a wholly-owned subsidiary, Resources also markets its own production, and purchases and resells third-party production, focusing on direct marketing to the natural gas end user, with particular emphasis on the power generation market.

     Resources is also responsible for Union Pacific's interests in trona and coal development through the management of Union Pacific Minerals, Inc., an affiliated corporation. Trona activities consist of royalties from mining on Union Pacific Land Grant acreage and equity and partnership interests that equate to a 49 percent interest in Rhone Poulenc of Wyoming, which mines trona and processes it into soda ash. Coal activities consist principally of royalties from third party mines and a 50 percent ownership interest in Black Butte Coal Company, a joint venture mine operated by the joint venture partner.

     The estimated quantities of proved oil and gas reserves set forth under Oil and Gas - Proved Reserves on page 45 of the Annual Report have been prepared by petroleum reservoir engineers who are employees of Resources. In 1994, Union Pacific filed certain reports with the Department of Energy's Energy Information Administration containing oil and gas reserve information for the year ended December 31, 1993. The information reported differed from that contained in the Annual Report by less than 5 percent.

Trucking
--------

     Overnite Transportation Company ("Overnite"), a major interstate trucking company, serves all 50 states and portions of Canada and Mexico through 173 service centers (located primarily in the eastern, southeastern and central United States and on the Pacific Coast) and through agency partnerships with several small, high-quality carriers serving areas not directly covered by Overnite. As one of the largest trucking companies in the United States, Overnite serves 95 percent of the U.S. population and offers a comprehensive array of services, specializing in the less-than-truckload business. Overnite transports a variety of products, including machinery, tobacco, textiles, plastics, electronics and paper products.

Competition
-----------

     In its rail transportation business, Union Pacific is subject to competition from other railroads, motor carriers and barge operators, based on both price and service. Most of its railroad operations are conducted in corridors served by competing railroads and by motor carriers. Motor carrier competition is particularly strong for intermodal traffic. Because of the proximity of MPRR's routes to major inland and Gulf Coast waterways and of a UPRR route to the Columbia River, barge competition can be particularly pronounced for bulk commodities in certain markets.

     Resources competes for oil and gas reserves and technology advances with smaller companies as well as with the larger integrated oil companies. In its marketing activities, Resources competes with other hydrocarbon producers and marketers. Mining operations also are subject to competition from a number of companies, many of which have larger operations.

     Overnite experiences intense competition, based on service and price, from both regional and national motor carriers.

Employees
---------

     During 1994, Union Pacific had an average of 46,900 employees, of whom approximately 52 percent belonged to various labor organizations.

     As is true with employees of all the principal railroads in the country, most of the 28,600 employees of Union Pacific Railroad are organized along craft lines and represented by national labor unions. The Railroad continues to adapt agreements from the previous round of national negotiations to meet local requirements throughout its system. The Railroad has implemented two-person crews for all through-freight trains and for a portion of yard and local operations. Expansion of two-person crews is planned for other areas of the system.

     With respect to 1995 national railroad negotiations, both the unions and the carriers have taken the necessary steps to commence labor negotiations, with the filing of their initial bargaining positions. Whether unions are required to bargain nationally with all railroads at once, or can bargain with individual railroads, is currently being litigated with two unions. Negotiations on substantive issues are proceeding with other unions. The negotiations will likely continue through 1995 and beyond.

     As the nation's largest non-union trucking company, Overnite is periodically targeted by major labor organization efforts and is currently the subject of an organizational campaign instituted by the International Brotherhood of Teamsters Union at many of its terminals. As of March 7, 1995, Overnite employees had voted for union representation at seven terminals, requiring Overnite to bargain in good faith with union officials regarding future pay rates, benefits and work rules for employees at those locations. At such date, approximately 5.6 percent of Overnite's 14,300 employees were represented by labor unions.

Governmental Regulation
-----------------------

     Union Pacific's operations are currently subject to a variety of Federal, state and local regulations. A description of the more significant regulations follows.

     The operations of Union Pacific Railroad and Overnite are subject to the regulatory jurisdiction of the ICC, other Federal agencies and various state agencies. The ICC has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; issuance or guarantee of railroad and certain railroad holding company securities; transfer, extension or abandonment of rail lines; and acquisition of control of rail common carriers and motor carriers by rail common carriers. The United States Congress and Clinton Administration appear to be in agreement that the ICC should be eliminated and that some of its rail and truck regulatory functions should be transferred to other Federal agencies. It is unclear whether the transfer of such functions, in particular the jurisdiction over the acquisition of control of rail common carriers and motor carriers, will involve the imposition of different or more burdensome regulatory requirements and what effect such transfer will have on Union Pacific operations.

     Other Federal agencies have jurisdiction over safety, movement of hazardous materials, movement and disposal of hazardous waste, and equipment standards. State agencies regulate intrastate rail freight rates to the extent that such agencies have adopted Federal standards and procedures and continue to follow such procedures. However, several states in which railroad operations are conducted have ceded intrastate rail rate regulation to the ICC. In addition, in January 1995, the Federal government deregulated intrastate trucking, lifting state oversight of rates, routes and service. Several states are currently reviewing the duties of the agencies that have historically carried out economic and other regulation of railroads and motor carriers. Various state and local agencies also have jurisdiction over disposal of hazardous wastes and seek to regulate movement of hazardous materials.

     Most of Resources' crude oil, field condensate and natural gas operations are in jurisdictions in which production is regulated under applicable conservation laws. Exploration and production activities are also subject to regulations respecting safety. The transportation of Resources' natural gas is affected by the provisions of the Natural Gas Act and the Natural Gas Policy Act. These acts, administered by the Federal Energy Regulatory Commission ("FERC"), regulate the interstate transportation of gas, including rates and the terms and conditions for service. FERC also governs the tariffs for common carrier liquid pipelines. Resources operates intrastate natural gas pipelines in Texas and Wyoming. State agencies regulate the operations of these lines, including the rates, terms and conditions for providing transportation service. The Department of the Interior regulates the leasing of Federal lands and the exploration for and production of oil and gas on and from such lands. The transmission by pipeline of liquid petroleum, petroleum products and natural gas is subject to Federal and state pipeline safety laws.

     Resources' mining operations are subject to a variety of Federal and state regulations respecting safety, land use and reclamation. In addition, the Department of the Interior regulates the leasing of Federal lands for coal development as provided in the Mineral Lands Leasing Act of 1920. Section 2(c) of this Act prohibits a company operating a railroad from holding a Federal coal lease. In late 1982 the Department of the Interior decided that the Section prohibits new leasing to affiliates of railroads, such as Resources and Union Pacific Minerals, Inc. The Department of Justice and the Department of the Interior have both concluded that under current conditions Section 2(c) is an impediment to competition and that it should be repealed. In January 1993, a Regional Solicitor of the Department of the Interior opined that Section 2(c) does not prohibit Resources' Black Butte joint venture coal company mine from holding Federal coal leases.

Environmental Regulation
------------------------

     Subsidiaries of Union Pacific are subject to various environmental statutes and regulations, including the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and the Clean Air Act ("CAA").

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

     Environmental Protection Agency ("EPA") regulations under RCRA have established a comprehensive system for the management of hazardous waste. These regulations identify a wide range of industrial by-products and residues as hazardous waste, and specify requirements for "cradle-to-grave" management of such waste from the time of generation through the time of disposal and beyond. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA may be authorized by the EPA to administer all or part of RCRA on behalf of the EPA.

     CERCLA was designed to establish a strategy for cleaning up facilities at which hazardous waste or other hazardous substances have created actual or potential environmental hazards. The EPA has designated certain facilities as requiring cleanup or further assessment. Among other things, CERCLA authorizes the Federal government either to clean up such facilities itself or to order persons responsible for the situation to do so. The act created an $8.5 billion fund to be used by the Federal government to pay for such cleanup efforts.

     CERCLA imposes strict liability on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment, the generators of such waste, and the transporters of the waste who select the disposal or treatment sites. Liability may include cleanup costs incurred by third persons and damage to publicly-owned natural resources. Union Pacific subsidiaries are subject to potential liability under CERCLA as generators of hazardous waste and as transporters. Some states have enacted, and other states are considering enacting, legislation similar to CERCLA. Certain provisions of these acts are more stringent than CERCLA. States that have passed such legislation are currently active in designating more facilities as requiring cleanup and further assessment. CERCLA may be subject to reauthorization in 1995 and may be substantially modified as part of that reauthorization.

     The operations of Union Pacific's subsidiaries are subject to the requirements of the CAA. The 1990 amendments to the CAA include a provision under Title V that requires that certain facilities obtain operating permits. EPA regulations require all states to develop Federally approvable permit programs. State permit programs were required to be submitted for approval by November 1993. The EPA was required to approve or disapprove these programs by November 1994, and affected facilities must submit air operating permit applications to the respective states within one year of the EPA's approval of the state programs. Certain Union Pacific facilities, such as gas processing plants and other facilities at Resources, as well as certain Railroad facilities, may be required to obtain such permits. In addition, the EPA is expected to propose mobile source regulations during the summer of 1995. These regulations are expected to require the "remanufacture" of much of the Railroad's locomotive fleet by the year 2007. In addition, locomotives purchased in the future could have to meet stringent emissions criteria by the year 2000. While the cost of these modifications may be significant, such expenditures are not expected to materially affect the Corporation's financial condition or results of operations.

     The operations of Union Pacific's subsidiaries are also subject to other laws protecting the environment, including permit requirements for wastewater discharges pursuant to the National Pollutant Discharge Elimination System and stormwater regulations under the Federal Water Pollution Control Act.

Item 3.   Legal Proceedings

Santa Fe Pacific Corporation/Burlington Northern Inc.  Merger Litigation
-------------------------------------------------------------------------

     On October 6, 1994, the Corporation filed suit in the Court of Chancery in Delaware against Santa Fe, BN and the members of the Board of Directors of Santa Fe seeking, among other things, a declaratory judgment that the merger agreement between Santa Fe and BN was terminable by Santa Fe in order to allow Santa Fe to accept a merger proposed by the Corporation, and an injunction requiring Santa Fe to negotiate with the Corporation regarding the Corporation's proposal. On October 19, 1994 the Corporation filed a First Amended and Supplemental Complaint, and was joined in that action as plaintiff by James A. Shattuck, an officer of the Railroad, who also is a stockholder of Santa Fe. In addition to the claims stated and relief sought in the Corporation's original complaint, the First Amended and Supplemental Complaint alleged, among other things, that Santa Fe and the director defendants had breached their fiduciary duties of candor by joining BN in a wrongful campaign to mislead Santa Fe's stockholders (via press releases and the Joint Proxy Statement issued by Santa Fe and BN) into believing, among other things, that (i) Santa Fe could not lawfully consider the Corporation's merger proposal, (ii) the Corporation's merger proposal was illusory and made solely for the purpose of preventing a merger of Santa Fe and BN, and (iii) a merger of the Corporation and Santa Fe could not lawfully occur.

     On January 31, 1995, the Corporation withdrew its proposal to merge with Santa Fe and terminated its related tender offer. On February 24, 1995, a Stipulation of Dismissal was filed with the Court dismissing the Corporation's lawsuit without prejudice.


     The Corporation has accrued $243 million for estimated future environmental costs. The Corporation does not expect that the outcome of pending lawsuits against it or environmental costs will have a material adverse effect on its consolidated results of operations, financial position or liquidity.


Environmental Matters
---------------------

     In 1983, UPRR and the EPA entered into two consent orders under CERCLA and RCRA, respectively, relating to groundwater pollution resulting from the wastewater treatment system at UPRR's tie treating facility in Laramie, Wyoming which was closed in 1983. UPRR and the State of Wyoming entered into an agreement suspending litigation brought by the State alleging violation of state environmental laws with respect to the site. Pursuant to the consent orders and the agreement, UPRR financed a remedial investigation and feasibility study for the site and constructed a containment isolation system. In January 1988, the EPA and UPRR entered into a new RCRA consent order regarding the oil recovery and on-site treatment testing program which UPRR was conducting at the site. More recently, UPRR completed a Corrective Measures Study which recommended a final remedy for the site. The EPA approved this study provided that its remedial effect is subject to re-evaluation after 5 years. UPRR has paid $253,317 for oversight costs incurred by the EPA prior to September 30, 1986 and $237,996 for costs incurred between September 30, 1986 and November 30, 1991. EPA oversight costs incurred after that date are being paid on an annual basis. The EPA is authorized under CERCLA to receive reimbursement for such costs.

     In December 1992, the Texas Natural Resources Conservation Commission ("TNRCC") served MPRR with a Notice of Violation for alleged discharges and fuel spills at MPRR's San Antonio, Texas railyard. The TNRCC proposed penalties totalling $500,000. MPRR and the TNRCC settled this matter for a penalty payment of $300,000 plus the implementation of certain supplemental environmental projects in Texas costing $275,000.

     Two complaints and a compliance report issued in 1991 and 1992 by the California Department of Toxic Substance Control ("CDTSC") alleged various violations of waste oil management regulations at UPRR's East Los Angeles, California railyard. In November 1993, the CDTSC issued an enforcement order proposing a $198,000 penalty for these alleged violations. UPRR settled this matter for $95,000.

     The EPA filed an Administrative Complaint and Notice of Opportunity for Hearing under the Toxic Substances Control Act alleging failure by Resources to submit certain gas plant chemical inventory reports by the regulatory deadline of February 21, 1991. Resources had in fact filed the reports in October 1993. The Complaint initially sought penalties totalling $330,000. Following discussions with the EPA and following the purchase of AMAX in March 1994 including additional AMAX gas processing facilities, Resources filed amended inventory reports on August 16, 1994. On August 25, 1994, the EPA amended the Complaint to propose aggregate civil penalties of $378,000. Pursuant to subsequent negotiations, Resources expects further amendments to the Complaint and to enter into a Consent Agreement with the EPA pursuant to which civil penalties totalling $84,000 will be paid in settlement of this matter.

     In addition to the foregoing, Union Pacific and several of its subsidiaries have received notices from the EPA and state environmental agencies alleging that they are or may be liable under CERCLA, RCRA, and other Federal or state environmental legislation for the remediation costs associated with alleged contamination or for violations of environmental requirements at various sites throughout the United States, including sites which are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. Nevertheless, at many of the superfund sites, the Corporation believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of Union Pacific's exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated. Additional information on the

Corporation's potential environmental costs is set forth under Other Matters on page 29 of the Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Other Matters - Stockholder Reports

     In connection with the 1995 Annual Meeting, the Corporation received a proposal from two of its stockholders requesting a report containing certain information concerning equal employment opportunities and workplace diversity. The proponent stockholders agreed to withdraw the proposal from consideration at the 1995 Annual Meeting in exchange for the Corporation's commitment to prepare such a report. The report is being prepared and will be available upon request to all stockholders after June 1, 1995. Stockholders desiring to obtain a copy of the report should send a written request to Union Pacific Corporation, Eighth and Eaton Avenues, Bethlehem, Pennsylvania 18018 (Attention: Corporate Secretary).

                 Executive Officers of the Registrant and
                 ----------------------------------------
               Principal Executive Officers of Subsidiaries
               --------------------------------------------

                                                                     Business
                                                                     Experience
                                                                     During Past
      Name                         Position                   Age    Five Years
      ----                         --------                   ---    -----------

Drew Lewis . . . . . . .      Chairman and Chief              63          (1)
                               Executive Officer

Richard K. Davidson  . .      President of Union Pacific      53          (2)
                               and Chairman and Chief
                               Executive Officer of
                               the Railroad

L. White Matthews, III .      Executive Vice President -      49          (3)
                               Finance

Ursula F. Fairbairn. . .      Senior Vice President -         52          (4)
                               Human Resources

Carl W. von Bernuth. . .      Senior Vice President           51          (5)
                               and General Counsel

Charles E. Billingsley .      Vice President                  61       Current
                               and Controller                          Position

John E. Dowling  . . . .      Vice President - Corporate      47       Current
                               Development                             Position

John B. Gremillion, Jr .      Vice President - Taxes          48          (6)

Mary E. McAuliffe. . . .      Vice President - External       49          (7)
                               Relations

Gary F. Schuster . . . .      Vice President - Corporate      53       Current
                               Relations                               Position

Gary M. Stuart . . . . .      Vice President and Treasurer    54       Current
                                                                       Position

Judy L. Swantak. . . . .      Vice President and Corporate    39          (8)
                               Secretary

Jack L. Messman  . . . .      President and Chief Executive   55          (9)
                               Officer of Resources

James D. Douglas . . . .      President and Chief Operating   45          (10)
                               Officer of Overnite

___________________________________

           (1) Mr. Lewis has served in his present position for the past five years. In addition, Mr. Lewis served as President of Union Pacific through May 1994 and as Chairman of the Railroad during August and September 1991.

           (2) Mr. Davidson was elected President of Union Pacific effective May 1994, Chairman of the Railroad effective September 1991, and Chief Executive Officer of the Railroad effective August 1991. In addition, Mr. Davidson served as President of the Railroad during August 1991. Prior to August 1991, he served as Executive Vice President - Operations of the Railroad.

           (3) Mr. Matthews was elected to his present position effective April 1992. Prior thereto, he served as Senior Vice President - Finance of Union Pacific.

           (4) Mrs. Fairbairn was elected to her present position effective April 1990. Prior thereto, she served as IBM Director of Education and Management Development for International Business Machines Corporation.

           (5) Mr. von Bernuth was elected to his present position effective September 1991. Prior thereto, he served as Vice President and General Counsel of Union Pacific.

           (6) Mr. Gremillion was elected to his present position effective February 1992. Prior thereto, he served as Director of Taxes of Union Pacific.

           (7) Ms. McAuliffe was elected to her present position effective December 1991. Prior thereto, she served as Director - Washington Affairs, Transportation and Tax of Union Pacific.

           (8) Mrs. Swantak was elected to her present position effective September 1991. Prior thereto, she served as Corporate Secretary of Union Pacific.

           (9) Mr. Messman was elected to his present position effective May 1991 and concurrently served as Chairman of USPCI prior to January 1995. In addition, prior to May 1991, he served as Chief Executive Officer of USPCI.

           (10) Mr. Douglas was elected to his present position effective February 1995. From July 1993 through January 1995 he served as Senior Vice President - Finance and Administration of Overnite, and from March 1991 through June 1993 he served as Vice President - Finance of Overnite. Prior thereto, he served as Assistant Controller - Accounting of Union Pacific.

                                  PART II


Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

           Information as to the markets in which Union Pacific's Common Stock is traded, the quarterly high and low prices for such stock, the dividends declared with respect to the Common Stock during the last two years, and the approximate number of stockholders of record at January 31, 1995, is set forth under Selected Quarterly Data and Stockholders and Dividends, appearing on pages 43 and 44 of the Annual Report. Information as to restrictions on the payment of dividends with respect to the Corporation's Common Stock is set forth in Note 8 to Financial Statements, appearing on pages 40 and 41 of the Annual Report. Such information is incorporated herein by reference.


Item 6.    Selected Financial Data

           Selected Financial Data for Union Pacific for each of the last five years are set forth under Ten-Year Financial Summary, appearing on page 47 of the Annual Report. All such information is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Information as to Union Pacific's results of operations, cash flows, liquidity and capital resources, and other matters is set forth in the Financial Review, appearing on pages 23 through 30 of the Annual Report, and is incorporated herein by reference.


Item 8.    Financial Statements and Supplementary Data

           The Corporation's consolidated financial statements, accounting policy disclosures, notes to financial statements, business segment information and independent auditors' report are presented on pages 31 through 43 of the Annual Report. Selected quarterly financial data are set forth under Selected Quarterly Data, appearing on page 43 of the Annual Report. Information with respect to oil and gas producing activities is set forth under Supplementary Information, appearing on pages 44 through 46 of the Annual Report. All such information is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                 PART III


Item 10.   Directors and Executive Officers of the Registrant

  (a) Directors of Registrant.

          Information as to the names, ages, positions and offices with Union Pacific, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of Union Pacific is set forth in the Directors segments of the Proxy Statement and is incorporated herein by reference.

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


Item 11.   Executive Compensation

          Information concerning remuneration received by Union Pacific's executive officers and directors is presented in the Compensation of Directors, Compensation Committee Interlocks and Insider Participation, Summary Compensation Table, Option/SAR Grants Table, Option/SAR Exercises and Year-End Value Table and Defined Benefit Plans segments of the Proxy Statement and is incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

          Information as to the number of shares of Union Pacific's equity securities beneficially owned as of February 10, 1995 by each of its directors and nominees for director, its five most highly compensated executive officers and its directors and executive officers as a group is set forth in the Directors and Security Ownership of Management segments of the Proxy Statement and is incorporated herein by reference.


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

                                  PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a) (1) and (2) Financial Statements and Schedules


            The financial statements, accounting policy disclosures, notes to financial statements and independent auditors' report appearing on pages 31 through 43, inclusive, of Union Pacific's 1994 Annual Report to Stockholders are incorporated herein by reference.

            No schedules are required to be filed because of the absence of conditions under which they would be required or because the required information is set forth in the financial statements referred to above.

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

            (3)  (b)  Union Pacific's By-Laws, amended effective as of
                      January 26, 1995.

            (4) Pursuant to various indentures and other agreements, Union Pacific has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of Union Pacific's total consolidated assets. Union Pacific agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

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

            (10) (d) The Supplemental Pension Plan for Officers and Managers of Union Pacific Corporation and Affiliates, as amended and restated, is incorporated herein by reference to Exhibit 10(d) to Union Pacific's Report on Form
                      10-K for the year ended December 31, 1993.

            (10) (e) The Supplemental Pension Plan for Exempt Salaried Employees of Union Pacific Resources Company and Affiliates, as amended and restated, is incorporated by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-K for the year ended December 31, 1993.

            (10) (f) The Employment Agreement, dated as of January 30, 1986, between Union Pacific and Andrew L. Lewis, Jr., is incorporated herein by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-K for the year ended December 31, 1985.

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

            (10) (j) The Pension Plan for Non-Employee Directors of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(k) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

            (10) (k) The Executive Life Insurance Plan of Union Pacific Corporation, adopted August 2, 1994, is incorporated herein by reference to Exhibit 10 to Union Pacific's Report on Form 10-Q for the quarter ended June 30, 1994.

            (10) (l) The Union Pacific Corporation Stock Unit Grant and Deferred Compensation Plan for the Board of Directors.

            (10) (m) Written Description of Charitable Contribution Plan for Non-Employee Directors of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(m) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

            (10) (n) Written Description of Other Executive Compensation Arrangements of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(o) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

            (11)      Computation of earnings per share.

            (12)      Computation of ratio of earnings to fixed charges.

            (13) Pages 4 through 49, inclusive, of Union Pacific's Annual Report to Stockholders for the year ended December 31, 1994, but excluding photographs set forth on pages 4 through 22, none of which supplements the text and which are not otherwise required to be disclosed in this Form 10-K.

            (21) List of Union Pacific's significant subsidiaries and their respective states of incorporation.

            (23)      Independent Auditors' Consent.

            (24)      Powers of attorney executed by the directors of Union
                      Pacific.

            (27)      Financial Data Schedule.

            (99) (a) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Corporation Thrift Plan - To be filed by amendment.

            (99) (b) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan - To be filed by amendment.

            (99) (c) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Skyway Retirement Savings Plan - To be filed by amendment.

            (99) (d) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan - To be filed by amendment.

            (99) (e) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Motor Freight Agreement Employee 401(k) Retirement Thrift Plan - To be filed by amendment.

        (b) Reports on Form 8-K
            -------------------

            On October 12, 1994, the Corporation filed a Current Report on Form 8-K, which contained a press release describing the proposed acquisition by the Corporation of Santa Fe and certain related litigation filed by the Corporation.

                                SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 1995.


                                         UNION PACIFIC CORPORATION



                                         By /s/ Drew Lewis
                                            ------------------------------------
                                            Drew Lewis, Chairman and Chief
                                             Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 8th day of March, 1995, by the following persons on behalf of the registrant and in the capacities indicated.


        PRINCIPAL EXECUTIVE OFFICER
          AND DIRECTOR:


                                            /s/ Drew Lewis
                                            -----------------------------------
                                            Drew Lewis, Chairman and Chief
                                             Executive Officer

        PRINCIPAL FINANCIAL OFFICER
          AND DIRECTOR:


                                            /s/ L. White Matthews, III
                                            -----------------------------------
                                            L. White Matthews, III,
                                             Executive Vice President - Finance

        PRINCIPAL ACCOUNTING OFFICER:


                                            /s/ Charles E. Billingsley
                                            -----------------------------------
                                            Charles E. Billingsley,
                                             Vice President and Controller

DIRECTORS:

Robert P. Bauman*                                   Richard J. Mahoney*



Richard B. Cheney*                                  Claudine B. Malone*



E. Virgil Conway*                                   Jack L. Messman*



Richard K. Davidson*                                John R. Meyer*



Spencer F. Eccles*                                  Thomas A. Reynolds, Jr.*



Elbridge T. Gerry, Jr.*                             James D. Robinson, III*



William H Gray, III*                                Robert W. Roth*



Judith R. Hope*                                     Richard D. Simmons*



Lawrence M. Jones*


* By  /s/ Judy L. Swantak
      ----------------------------------
      Judy L. Swantak, Attorney-in-fact

                                   EXHIBIT INDEX

Exhibit
Number
-------

(3) (a) Union Pacific's Revised Articles of Incorporation, as amended through April 17, 1992, are incorporated herein by reference to
            Exhibit 3(a) to Union Pacific's Report on Form 10-Q for the quarter ended March 31, 1992.

(3) (b)     Union Pacific's By-Laws, amended effective as of January 26, 1995.

(4)         Pursuant to various indentures and other agreements, Union
            Pacific has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of Union Pacific's total consolidated assets. Union Pacific agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

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

(10) (d) The Supplemental Pension Plan for Officers and Managers of Union Pacific Corporation and Affiliates, as amended and restated, is incorporated herein by reference to Exhibit 10(d) to Union Pacific's Report on Form 10-K for the year ended December 31, 1993.

(10) (e) The Supplemental Pension Plan for Exempt Salaried Employees of Union Pacific Resources Company and Affiliates, as amended and restated, is incorporated by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-K for the year ended December 31, 1993.

(10) (f) The Employment Agreement, dated as of January 30, 1986, between Union Pacific and Andrew L. Lewis, Jr., is incorporated herein by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-K for the year ended December 31, 1985.

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

(10) (j) The Pension Plan for Non-Employee Directors of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(k) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

(10) (k) The Executive Life Insurance Plan of Union Pacific Corporation, adopted August 2, 1994, is incorporated herein by reference to
            Exhibit 10 to Union Pacific's Report on Form 10-Q for the quarter ended June 30, 1994.

(10) (l) The Union Pacific Corporation Stock Unit Grant and Deferred Compensation Plan for the Board of Directors.

(10) (m) Written Description of Charitable Contribution Plan for Non-Employee Directors of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(m) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

(10) (n)    Written Description of Other Executive Compensation
            Arrangements of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(o) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

(11)        Computation of earnings per share.

(12)        Computation of ratio of earnings to fixed charges.

(13) Pages 4 through 49, inclusive, of Union Pacific's Annual Report to Stockholders for the year ended December 31, 1994, but excluding photographs set forth on pages 4 through 22, none of which supplements the text and which are not otherwise required to be disclosed in this Form 10-K.

(21) List of Union Pacific's significant subsidiaries and their respective states of incorporation.

(23)        Independent Auditors' Consent.

(24)        Powers of attorney executed by the directors of Union Pacific.

(27)        Financial Data Schedule.

(99) (a) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Corporation Thrift Plan - To be filed by amendment.

(99) (b) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan - To be filed by amendment.

(99) (c) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Skyway Retirement Savings Plan - To be filed by amendment.

(99) (d) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan - To be filed by amendment.

(99) (e) Financial Statements for the Fiscal Year ended December 31, 1994 required by Form 11-K for the Union Pacific Motor Freight Agreement Employee 401(k) Retirement Thrift Plan - To be filed by amendment.