Form 10-Q/A
period 1995-03-31
UNION PACIFIC CORP
filed 1995-11-30
CIK 100885

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

   Prior to the acquisition, UPC accounted for its investment in CNW using the equity method. UPC's investment in CNW at December 31, 1994 is included as a component of the line item "Investments In and Advances to Affiliated Companies" on the Condensed Statement of Consolidated Financial Position. Such Statement has not been restated to consolidate CNW nor has any pro forma information been provided herein due to immateriality.

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

   Hydrocarbons: At March 31, 1995, Resources had entered futures contracts and price swaps for 1995 natural gas and crude oil sales volumes of 198 mmcf/day at $1.93/mcf (approximately 21% of its remaining 1995 natural gas production) and 48 mbbl/day at $18.01/bbl (approximately 85% of its remaining 1995 crude production), respectively. Resources had also entered into long-term fixed price sales agreements for 92 bcf of natural gas at an average price of $2.96/mcf covering the period 1995 thru 2008, comprising less than 4% of its expected annual production. In addition, Resources' marketing subsidiary uses swaps, futures and forward contracts to lock in margins on purchase and sales commitments of natural gas, which generally mature over the next five years. At March 31, 1995, positions consisted of forwards sales of 95.2 bcf (mark-to-market gain of $29.0 million), futures contracts for 16.5 bcf (mark-to-market gain of $0.2 million) and price swaps for 111.1 bcf (mark-to-market loss of $11.2 million). The net mark-to-market gain locked in on these agreements at March 31, 1995 was $18.0 million.

   At March 31, 1995, Overnite had no fuel purchase hedging agreements in place, while the Railroad had hedged approximately 4% of its remaining 1995 diesel fuel consumption at $0.46 per gallon. At the end of the first quarter, Resources and the Railroad had unrecognized mark-to-market gains of $34 million and $400,000, respectively, related to hedging arrangements.

   Interest Rates and Foreign Currency: UPC has outstanding interest rate swaps on $228 million of notional principal amount of debt. The interest rates paid on these instruments range from 5.3% to 9.6%, while interest received ranges from 4.3% to 7.1% with spreads no greater than 2.8%. These contracts mature over the next one to nine years. There are unrecognized mark-to-market losses of $10 million associated with these swaps. In addition, the Corporation has currency swaps in place to cover $58 million of notional principal amount of debt denominated in yen. This debt, which was entered into because of favorable interest rates being offered by certain financial institutions, matures over the next one to five years. At the end of the first quarter of 1995, the Corporation had a mark-to-market gain of $34 million associated with these swaps.

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

9. ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board has issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which establishes methods for determining when an impairment of long-lived assets has occurred and for measuring the impairment of long-lived assets. Although the Corporation is still evaluating the Statement, UPC does not expect that the adoption of the Statement will have a material adverse effect on the Corporation's operating results or financial condition.

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

OTHER DEVELOPMENTS
CNW - On March 16, 1995, the Corporation executed a definitive merger agreement to acquire the remaining 71.6% of Chicago and North Western Transportation Company's (CNW) outstanding common stock not already owned by UPC for $1.2 billion. Under this agreement, UPC initiated a cash tender offer on March 23, 1995 which was completed on April 25, 1995 (see Note 2 to the Condensed Consolidated Financial Statements). The CNW acquisition is expected to strengthen UPC's capacity in many key western corridors allowing for growth in intermodal traffic from major West Coast ports to the Midwest and enhanced low-sulfur coal shipments out of the Powder River Basin in Wyoming to the East.

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


ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board has issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which establishes methods for determining when an impairment of long-lived assets has occurred and for measuring the impairment of long-lived assets. Although the Corporation is still evaluating the Statement, UPC does not expect that the adoption of the Statement will have a material adverse effect on the Corporation's operating results or financial condition.

COMMITMENTS AND CONTINGENCIES - There are various lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. The Corporation does not expect that the lawsuits, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition, its results of operations or liquidity.

PART II.  OTHER INFORMATION
---------------------------

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