Form 10-Q/A
period 1995-06-30
UNION PACIFIC CORP
filed 1995-11-30
CIK 100885

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

      As part of the purchase price allocation, UPC recorded $190 million of pre-tax reserves, principally relating to the elimination or relocation of redundant CNW employees created by the acquisition of CNW. The reserves include $110 million for costs to terminate approximately
      1,100 union employees, management employees and executives; $34 million for the relocation of approximately 1,000 union and management employees; and $22 million for labor protection relating to legislated as well as contractual obligations to union employees. Management employee terminations and relocations are expected to be completed by year-end 1995. Union work force reductions must be negotiated under existing labor agreements and are anticipated to be completed in 1996. In addition, $24 million is included in the reserves for the settlement or buyout of lease obligations of CNW relating to facilities or equipment not required by the combined company.

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

3.    Discontinued Operations

      Union Pacific Resources Group Inc. ("UPRG") - On July 27, 1995, the Corporation's Board of Directors approved a formal plan to exit its natural resources business. The plan includes an initial public offering ("IPO") by UPRG (formerly Union Pacific Minerals, Inc.) of up to 17.25 percent of its outstanding common stock. On or prior to the IPO, UPRG will receive, through the transfer of various assets and the stock of certain affiliates, all of the Corporation's natural resources business historically managed by Union Pacific Resources Company ("Resources"). Following the IPO, subject to the receipt of a favorable ruling from the Internal Revenue Service expected in 1996 and the satisfaction of certain other conditions, UPC intends to distribute the remaining common stock of UPRG on a tax-fee basis pro rata to the Corporation's shareholders. The record date for such distribution cannot occur prior to the earlier of the consummation of the merger of Southern Pacific Rail Corporation into a wholly-owned subsidiary of the Corporation and the termination of the related merger agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Developments". A registration statement on Form S-1 was filed by UPRG with respect to the IPO on August 4, 1995. Resources' results have been reported as discontinued operation in the Corporation's condensed financial statements for all periods presented since the Corporation expects the Southern Pacific Rail Corporation merger and subsequent spin off of Resources to occur within one year of the date the spin off was formally approved.

      Operating revenues for Resources were $336 million for the second quarter and $650 million for the first six months of 1995, and $1.31 billion and $1.32 billion for the years 1994 and 1993, respectively. Resources capital expenditures were $172 million for the second quarter and $367 million for the first half of 1995, $613 million for the year 1994 and $507 million for the year 1993. Resources' net income for the quarters ended June 30, 1995 and 1994 was $74 million and $72 million, respectively, while net income for the six months ended June 30, 1995 and 1994 was $135 million and $228 million, respectively.

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

      Hydrocarbons: At June 30, 1995, Resources had entered into futures contracts and price swaps for the last six months of 1995 with respect to average natural gas and crude oil sales volumes of 426 mmcf/day at $1.85/mcf (approximately 45% of its remaining 1995 natural gas production) and 50 mbbl/day at $18.00/bbl (approximately 89% of its remaining 1995 crude oil production), respectively. Resources also hedges sales prices for natural gas liquids, using a combination of crude oil and natural gas futures and swaps. At June 30, 1995, Resources had entered into such contracts for the last six months of 1995 to hedge 14 mbbl/day at $12.83/bbl, approximately 32% of its remaining 1995 natural gas liquids production. At certain natural gas processing facilities, Resources purchases natural gas and sells the natural gas liquids that are recovered. In these facilities, the spread between the cost of natural gas and the sales price of the natural gas liquids is hedged by using the combination of futures described above to eliminate price risk on the natural gas liquids, and natural gas contracts to minimize gas purchase price risk. At June 30, 1995, Resources had entered into contracts for the last six months of 1995 to lock in an average price spread of $1.61/bbl on 11 mbbl/day of natural gas liquids. Resources had also entered into long-term fixed price sales agreements for 85 bcf of natural gas at an average price of $2.95/mcf covering the period June 30, 1995 through December 31, 2008, comprising less than 3% of its expected annual production. In addition, Resources' marketing subsidiary uses swaps, futures and forward contracts to lock in margins on purchase and sales commitments of natural gas, which generally mature over the next five years. At June 30, 1995, positions consisted of forwards sales of 88.5 bcf (mark-to-market gain of $38.4 million), futures contracts for 20.2 bcf (mark-to-market gain of $0.5 million) and price swaps for 104.8 bcf (mark-to-market loss of $17.6 million). The net mark-to-market gain locked in on these agreements at June 30, 1995 was $21.3 million.

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

      Interest Rates and Foreign Currency: UPC has outstanding interest rate swaps on $225 million of notional principal amount of debt. The interest rates paid on these instruments range from 5.6% to 9.6%, while interest received ranges from 4.3% to 6.6% with spreads no greater than 3.3%. These contracts mature over the next one to nine years. There are unrecognized mark-to-market losses of $9 million associated with these swaps. In addition, the Corporation has currency swaps in place to cover $58 million of notional principal amount of debt denominated in yen. This debt, which was entered into because of favorable interest rates being offered by certain financial institutions, matures over the next one to five years. At the end of the second quarter of 1995, the Corporation had mark-to-market gains of $34 million associated with these swaps.

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


Revenues improved $245 million (18%) to $1.58 billion, reflecting new CNW freight revenues of $196 million and a 5% rise in average revenue per car resulting from a longer average length of haul and favorable traffic mix shifts resulting from both the addition of CNW and within UPRR operations.


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


ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board has issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which establishes methods for determining when an impairment of long-lived assets has occurred and for measuring the impairment of long-lived assets. Although the Corporation is still evaluating the Statement, UPC does not expect that the adoption of the Statement will have a material adverse effect on its operating results or financial condition.

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