Form 10-K/A
period 1994-12-31
UNION PACIFIC CORP
filed 1995-12-06
CIK 100885

       COVER

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A
      (Mark One)
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [X]        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1994

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