Form 10-K/A
period 1994-12-31
UNION PACIFIC CORP
filed 1996-02-09
CIK 100885

       COVER

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

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

                   Martin Tower, Eighth and Eaton Avenues
                        Bethlehem, Pennsylvania 18018
             (Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code               (610) 861-3200

                        ___________________________________

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
          Title of each class                       which registered
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

       Yes   X        No
           -----          ----

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

                             Amendment to Signature

The signature page set forth on the subsequent page hereby amends the signature page contained in Amendment No. 1 to the Annual Report on Form 10-K of Union Pacific Corporation for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on December 6, 1995.

                           UNION PACIFIC CORPORATION
SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: February 9, 1996


                                         UNION PACIFIC CORPORATION
                                         (Registrant)

                                         /s/ Morris B. Smith
                                         -----------------------------

                                         Morris B. Smith,
                                         Vice President and Controller
                                         (Chief accounting officer
                                          and duly authorized officer)