Form 10-Q/A
period 1995-03-31
UNION PACIFIC CORP
filed 1996-02-09
CIK 100885

       COVER

                                FORM 10-Q/A-2

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

                           Amendment to Signature Page

The signature page set forth on the subsequent page hereby amends the signature page contained in Amendment No. 1 to a Quarterly Report on Form 10-Q of Union Pacific Corporation for the quarterly period ended March 31, 1995, filed with the Securities and Exchange Commission on December 6, 1995.

                           UNION PACIFIC CORPORATION
SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: February 9, 1996



                                 UNION PACIFIC CORPORATION
                                 (Registrant)

                                 /s/ Morris B. Smith
                                 -------------------

                                 Morris B. Smith,
                                 Vice President and Controller
                                 (Chief accounting officer
                                 and duly authorized officer)