Form 10-Q/A
period 1995-06-30
UNION PACIFIC CORP
filed 1996-02-09
CIK 100885

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

                           Amendment to Signature Page

The signature page set forth on the subsequent page hereby amends the signature page contained in Amendment No. 1 to a Quarterly Report on Form 10-Q of Union Pacific Corporation for the quarterly period ended June 30, 1995, filed with the Securities and Exchange Commission on December 6, 1995.

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