Form 10-K
period 1995-12-31
UNION PACIFIC CORP
filed 1996-03-26
CIK 100885

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K

  (Mark One)

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

    [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 1-6075

                          UNION PACIFIC CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 UTAH                                13-2626465
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

 MARTIN TOWER, EIGHTH AND EATON AVENUES                 18018
        BETHLEHEM, PENNSYLVANIA                      (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (610) 861-3200

                               ----------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                -----------------------------------------
Common Stock (Par Value $2.50 per share)      New York Stock Exchange, Inc.
4 3/4% Convertible Debentures Due 1999        New York Stock Exchange, Inc.

                               ----------------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                   ---    ---

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ].
                              ---
                               ----------------

  AS OF FEBRUARY 29, 1996, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES (USING THE NEW YORK STOCK EXCHANGE CLOSING PRICE) WAS APPROXIMATELY $13,572,981,774.

  THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF FEBRUARY 29, 1996 WAS 205,651,239.

  PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE INTO THIS
REPORT: (1) REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995 (PARTS I, II AND IV); AND (2) REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 19, 1996 (PART III).

================================================================================

                                    PART I
                                    ------

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES
        --------             ----------

DISCUSSION OF SIGNIFICANT EVENTS AND OPERATIONS
-----------------------------------------------

     Union Pacific Corporation (Union Pacific or the Corporation), incorporated in Utah in 1969, operates through subsidiaries in the areas of rail transportation (Union Pacific Railroad Company (UPRR) and Missouri Pacific Railroad Company (MPRR)), hereafter defined as the "Railroad" and trucking (Overnite Transportation Company), hereafter defined as "Overnite". Each of these subsidiaries is indirectly wholly-owned by Union Pacific Corporation. The Corporation has adopted a plan to exit its natural resources business and has sold its waste management unit (see "Corporate Reorganization" below).

     During 1995, Union Pacific had an average of 49,500 employees, of whom approximately 63 percent belonged to various labor organizations.

CORPORATE REORGANIZATION

     WASTE MANAGEMENT DIVESTITURE - At year-end 1994, Union Pacific completed the sale of its waste management segment (USPCI, Inc. (USPCI)) for $225 million in notes that were subsequently collected in January 1995. The sale resulted in a loss of $600 million ($404 million after tax).

     CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY (CNW) - In March 1995, the Corporation executed a definitive merger agreement to acquire, for $1.2 billion, the remaining 71.6% of outstanding common stock of CNW not previously owned by Union Pacific. Under this agreement, Union Pacific initiated a cash tender offer in March 1995 for all outstanding CNW shares at $35 per share, which was completed in late April 1995. The acquisition of CNW was accounted for as a purchase and CNW's financial results were consolidated into Union Pacific beginning in May 1995.

     NATURAL RESOURCES DIVESTITURE - In July 1995, Union Pacific's Board of Directors approved a formal plan to exit its natural resources business (Union Pacific Resources Group Inc. (Resources)). The plan includes an initial public offering (IPO) of Resources' common stock followed by the distribution of Union Pacific's remaining interest in Resources to the Corporation's shareholders on a tax-free, pro-rata basis.

     The IPO was completed in October 1995 with the sale of 42.5 million shares of common stock (17.1%) of Resources' outstanding common stock. The IPO was priced at $21 per share and generated net proceeds of $844 million. In connection with the IPO, Resources distributed to Union Pacific by dividend $1,562 million ($912 million in cash and $650 million in notes bearing interest at 8.5% per annum), and an intercompany receivable of $59 million.

     The Corporation expects that the final distribution of Resources' common stock will occur once Union Pacific has received a favorable ruling from the Internal Revenue Service on the tax-free nature of the distribution and after the completion or termination of the acquisition of Southern Pacific Rail Corporation (Southern Pacific), discussed below. Union Pacific anticipates that these events will occur in mid-to-late 1996.

     SOUTHERN PACIFIC ACQUISITION - In August 1995, Union Pacific and Southern Pacific entered into a definitive merger agreement (the Agreement) providing for the acquisition of Southern Pacific by Union Pacific. Under the terms of the Agreement, Union Pacific acquired 25% of Southern Pacific's common stock in a first-step cash tender offer. Following approval of the Southern Pacific acquisition by the Surface Transportation Board (STB) of the Department of Transportation--the successor to the Interstate Commerce Commission (ICC)--Union Pacific will complete the acquisition of Southern Pacific by exchanging each of the remaining Southern Pacific common shares, at the holder's election and subject to proration, for $25 or 0.4065 shares of Union Pacific common stock. As a result, Union Pacific will convert 60% of Southern Pacific's outstanding shares immediately before the acquisition into shares of Union Pacific common stock, with the remaining 40% of the outstanding shares, including the shares acquired in the first-step cash tender offer, being acquired for cash.

     Union Pacific completed the first-step cash tender offer in September 1995 pursuant to which approximately 39 million common shares or 25% of the outstanding common shares of Southern Pacific were acquired by Union Pacific at $25 per share. Union Pacific deposited these shares into an independent voting trust pending STB approval of the acquisition of Southern Pacific.

     The Corporation filed an application for control of Southern Pacific with the STB in late November 1995. The STB has adopted an expedited schedule under which it intends to render a final decision within 255 days of filing the original application. Should the acquisition of Southern Pacific not be approved by the STB, or should the STB impose onerous approval conditions, the Corporation may be required to or may choose to dispose of its initial investment in Southern Pacific. Such a disposition could cause Union Pacific to incur a significant loss on its investment in Southern Pacific. However, the Corporation believes that the STB will approve its application for control of Southern Pacific without onerous conditions.

     Southern Pacific operates the nations sixth largest railroad through 15 states and transports freight over approximately 14,500 miles of main-line track, linking the West Coast and Gulf Coast ports to large population centers in the Midwest. Southern Pacific generated operating revenues of $3.2 billion in 1995 and 3.1 billion in 1994. The combination of the Railroad and Southern Pacific would create the nation's largest railroad.

CONTINUING OPERATIONS

     RAIL TRANSPORTATION - The Railroad is the second largest railroad in terms of revenue generation in the United States, and operates nearly 23,000 route miles linking Pacific Coast and Gulf Coast ports with the Midwest. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic seaboard, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports, and across the Texas-Mexico and (primarily through interline connections) Canadian borders. Major categories of freight hauled by the Railroad are automotive, chemicals, energy (coal), food/consumer/government, grains and grain products, intermodal, and metals/minerals/forest. In 1995, energy was the largest commodity in terms of percentage of revenue ton-miles (39.8%) and produced the highest percentage of commodity revenue (21.2%). Percentages of revenue ton-miles and commodity revenue for other commodities are presented on page 49 of the 1995 Annual Report to Stockholders (Annual Report).

     In its rail transportation business, Union Pacific is subject to competition from other railroads, motor carriers and barge operators based on both price and service. Most of its railroad operations are conducted in corridors served by competing railroads and by motor carriers. Motor carrier competition has been strengthened by longer combination vehicles which are allowed in a number of states in which the Railroad operates and magnified by overcapacity within the trucking industry. Because of the proximity of the Railroad's operations to major inland and Gulf Coast waterways, barge competition can be particularly pronounced for grain and bulk commodities in certain markets.

     As is true with employees of all the principal railroads in the country, most of the approximately 35,000 employees of the Railroad are organized along craft lines and represented by national labor unions. The Railroad continues to enter into agreements implementing the previous round of national negotiations to meet local requirements throughout its system. The Railroad has implemented two-person crews for all through-freight trains and for a portion of yard and local operations. Expansion of two-person crews is planned for other areas of the system.

     Both the unions and the railroads took the necessary steps in 1995 to commence labor negotiations on a new agreement for all craft lines. In January 1996, a tentative agreement was reached with the United Transportation Union
(UTU), which represents approximately 25% of the Railroad's unionized employees. The five-year package, which is currently undergoing UTU ratification, includes a combination of general wage increases and lump-sum payments ranging from 3% to 3.5% annually, as well as increased work rule flexibility. In February 1996, a tentative agreement was also reached with the Brotherhood of Locomotive Engineers (BLE). The final terms of the agreement are anticipated to be similar to those provided for in the UTU agreement. Ratification votes by the UTU and BLE are expected in the spring of 1996. Negotiations with other crafts will also continue in 1996.

     A separate Annual Report on Form 10-K for the year ended December 31, 1995, is filed by MPRR. Reference is made to such report for additional information concerning that company.

     TRUCKING - Overnite, a major interstate trucking company, serves all 50 states and portions of Canada and Mexico through 175 service centers located through the United States. As one of the largest trucking companies in the United States, Overnite serves 95 percent of the U.S. population, specializing in less-than-truckload shipments and offering a comprehensive array of services. Overnite transports a variety of products, including machinery, tobacco, textiles, plastics, electronics and paper products.

     Overnite experiences intense competition, based on service and price, from both regional and national motor carriers, which has been amplified by negative market conditions within the trucking industry and the resulting overcapacity that has been created by such conditions. Industry overcapacity and intense competition will likely continue well into 1996. Overnite is tailoring its organization to better meet this challenging business environment by implementing programs to improve operational and administrative efficiencies.

     As the nation's largest non-union trucking company, Overnite is periodically targeted by major labor organization efforts and is currently the subject of an organizational campaign instituted by the International Brotherhood of Teamsters (Teamsters) at many of its service centers. During 1995 and early 1996, over 50 of Overnite's 175 service centers were petitioned to hold union elections, 15 of which voted for union representation. Despite the Teamsters' efforts, less than 9% of Overnite's workforce has voted for union representation. Union elections are anticipated to continue throughout 1996. Overnite is negotiating in good faith with several of the unionized service centers and these negotiations will also continue throughout 1996. Overnite is unable at this time to estimate the impact these negotiations will have on its future operating costs or profitability.

DISCONTINUED OPERATIONS

     NATURAL RESOURCES - Resources is an independent oil and gas company engaged in the exploration for and production of natural gas, crude oil and associated products. Resources' oil and gas activities are concentrated in six core geographic areas: (1) the Austin Chalk trend in Texas and Louisiana, (2) the Rockies, consisting of the western portion of the Land Grant area in Wyoming and Utah, (3) Plains/Canada, consisting of the eastern portion of the Land Grant area in Colorado and Wyoming, with additional operations in Kansas and western Canada, (4) the onshore and offshore Gulf Coast area, (5) eastern and southern Texas and (6) western Texas. Through a wholly-owned subsidiary, Resources also markets its own production, and purchases and resells third-party production, focusing on direct marketing to the natural gas end user, with particular emphasis on the power generation market.

     Resources also has interests in trona and coal development. Trona activities consist of royalties from mining on Land Grant acreage and equity and partnership interests that equate to a 49 percent interest in Rhone Poulenc of Wyoming, which mines trona and processes it into soda ash. Coal activities consist principally of royalties from third-party mines and a 50 percent ownership interest in Black Butte Coal Company, a joint-venture mine. In February 1996, Rhone-Poulenc Inc., which owned a 51% interest in and operated the Company's soda ash joint venture, sold its interest to a U.S. subsidiary of Oriental Chemical Industries, a Korean manufacturer of soda ash and other chemicals.

     Resources competes for oil and gas reserves and skilled personnel with smaller companies, as well as with the larger integrated oil companies. Mining operations also are subject to competition from a number of companies, many of which have larger operations.

     A separate Annual Report on Form 10-K for the year ended December 31, 1995, is filed by Resources. Reference is made to such report for additional information concerning that company.

     Additional information for Union Pacific's principal businesses is presented on pages 5 through 21,38,39,49 and 50 of the Annual Report and such information (excluding photographs on pages 5 through 21, none of which supplements the text and which are not otherwise required to be disclosed herein) is incorporated herein by reference. Information on business segments on page 33 and a map of Union Pacific's operations on pages 52 and 53 of the Annual Report are also incorporated herein by reference.


GOVERNMENTAL REGULATION
-----------------------

     Union Pacific's operations are currently subject to a variety of Federal, state and local regulations. A description of the more significant regulations follows.

     The operations of the Railroad and Overnite are subject to the regulatory jurisdiction of the STB, the successor to the ICC, other Federal agencies and various state agencies. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension or abandonment of rail lines; and acquisition of control of rail common carriers and motor carriers by rail common carriers. Other Federal agencies have jurisdiction over safety, movement of hazardous materials, movement and disposal of hazardous waste, and equipment standards.

     As a result of the ICC Termination Act of 1995, effective January 1, 1996 state agencies no longer have authority to regulate intrastate rail rates, practices and services. In addition, in January 1995, the Federal government deregulated intrastate trucking, lifting state oversight of rates, routes and service. However, various state and local agencies have jurisdiction over disposal of hazardous wastes and seek to regulate movement of hazardous materials.

     Most of Resources' crude oil, field condensate and natural gas operations are in jurisdictions in which production is regulated under applicable conservation laws. Exploration and production activities are also subject to safety regulations. The transportation of Resources' natural gas is affected by the provisions of the Natural Gas Act and the Natural Gas Policy Act. These acts, administered by the Federal Energy Regulatory Commission (FERC), regulate the interstate transportation of gas, including rates and the terms and conditions for service. FERC also governs the tariffs for common carrier liquid pipelines. Resources operates intrastate natural gas pipelines in Texas and Wyoming. State agencies regulate the operations of these lines, including the rates, terms and conditions for providing transportation service. The Department of the Interior regulates the leasing of Federal lands and the exploration for and production of oil and gas on and from such lands. The transmission by pipeline of liquid petroleum, petroleum products and natural gas is subject to Federal and state pipeline safety laws.

     Resources' mining operations are subject to a variety of Federal and state regulations respecting safety, land use and reclamation. In addition, the Department of the Interior regulates the leasing of Federal lands for coal development as provided in the Mineral Lands Leasing Act of 1920. Section 2(c) of this Act prohibits a company operating a railroad from holding a Federal coal lease. In late 1982, the Department of the Interior decided that the Section prohibits new leasing to affiliates of railroads, such as Resources. The Department of Justice and the Department of the Interior have concluded that under current conditions Section 2(c) is an impediment to competition and that it should be repealed. In January 1993, a Regional Solicitor of the Department of the Interior opined that Section 2(c) does not prohibit Resources' Black Butte joint venture coal company mine from holding Federal coal leases.


ENVIRONMENTAL REGULATION
------------------------

     Subsidiaries of Union Pacific are subject to various environmental statutes and regulations, including the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Air Act (CAA).

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

     Environmental Protection Agency (EPA) regulations under RCRA have established a comprehensive system for the management of hazardous waste. These regulations identify a wide range of industrial by-products and residues as hazardous waste, and specify requirements for "cradle-to-grave" management of such waste from the time of generation through the time of disposal and beyond. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA may be authorized by the EPA to administer all or part of RCRA on behalf of the EPA.

     CERCLA was designed to establish a strategy for cleaning up facilities at which hazardous waste or other hazardous substances have created actual or potential environmental hazards. The EPA has designated certain facilities as requiring cleanup or further assessment. Among other things, CERCLA authorizes the Federal government either to clean up such facilities itself or to order persons responsible for the situation to do so. The act created a multi-billion dollar fund to be used by the Federal government to pay for such cleanup efforts.

     CERCLA imposes strict liability on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment, the generators of such waste, and the transporters of the waste who select the disposal or treatment sites. Liability may include cleanup costs incurred by third persons and damage to publicly-owned natural resources. Union Pacific subsidiaries are subject to potential liability under CERCLA as generators of hazardous waste and as transporters. Some states have enacted, and other states are considering enacting, legislation similar to CERCLA. Certain provisions of these acts are more stringent than CERCLA. States that have passed such legislation are currently active in designating more facilities as requiring cleanup and further assessment. CERCLA may be subject to reauthorization in 1996 and may be substantially modified as part of that reauthorization.

     The operations of Union Pacific's subsidiaries are subject to the requirements of the CAA. The 1990 amendments to the CAA include a provision under Title V that requires that certain facilities obtain operating permits. EPA regulations require all states to develop Federally approvable permit programs. Affected facilities must submit air operating permit applications to the respective states within one year of the EPA's approval of the state programs. Certain Union Pacific facilities, such as gas processing plants and other facilities at Resources, as well as certain Railroad facilities, may be required to obtain such permits. In addition, the EPA is expected to propose mobile source regulations during the fall of 1996. These regulations are expected to require that beginning in 2000 or 2001 locomotives purchased or remanufactured would have to meet stringent emissions criteria. While the cost of meeting these requirements may be significant, expenditures are not expected to materially affect the Corporation's financial condition or results of operations.

     The operations of Union Pacific's subsidiaries are also subject to other laws protecting the environment, including permit requirements for wastewater discharges pursuant to the National Pollutant Discharge Elimination System and storm-water regulations under the Federal Water Pollution Control Act. The operations of the Corporation's former waste management subsidiary, USPCI, which was sold at year-end 1994, are also subject to various Federal and state laws and regulations. The Corporation has retained certain environmental exposure relating to USPCI and has recorded liabilities sufficient to complete anticipated remediation requirements. Certain Federal legislation may impose joint and several liability for the remediation of environmental contamination; however, Union Pacific has been indemnified by the purchaser of USPCI for any liability not retained by the Corporation (see Notes 2 and 12 to the Financial Statements).


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

LABOR MATTERS
-------------

     The General Counsel of the National Labor Relations Board (NLRB) is seeking a bargaining order remedy in 17 cases involving Overnite where a Teamsters local union lost a representation election. These cases are pending before a NLRB administrative law judge. A bargaining order remedy would require Overnite to recognize and bargain with the union as if the union had won instead of lost the election and would be warranted only if the following findings are made: (1) the petitioning Teamsters local had obtained valid authorization cards from a majority of the employees in an appropriate unit; (2) Overnite committed serious unfair labor practices; and (3) those unfair labor practices would preclude the holding of a fair election despite the application of less drastic remedies. Under NLRB case law, a bargaining order remedy would attach retrospectively to the date when, after a union with a showing of majority support demanded recognition, Overnite embarked on an unlawful course of conduct. In the event of such a retroactive effective bargaining order, Overnite would face back pay liability for losses in employee earnings due to unilateral changes in terms or conditions of employment, such as layoffs, reduced hours of work or less remunerative work assignments. Overnite believes it has substantial defenses to these cases and intends to aggressively defend them.

MINERAL TITLE LITIGATION
------------------------

     In August 1994, the surface owners of portions of five sections of Colorado land that are subject to mineral reservations made by Resources' predecessor in title brought suit against Resources in the District Court of Weld County, Colorado to quiet title to minerals, including crude oil (in some of the lands) and natural gas. In September 1994, the case was removed to the U.S. District Court for the District of Colorado, but the plaintiffs are asking the District Court to remand the case back to the state court. Resources has filed a motion for summary judgment asking the District Court to rule as a matter of law that it owns the oil and gas and all minerals that are part of a severed mineral estate. No trial date is currently set. Similar claims were made under identical mineral reservations by Utah and Wyoming surface owners in cases litigated in the Federal courts of Utah and Wyoming between 1979 and 1987. In those cases, the Federal courts held as a matter of law that, under the laws of Utah and Wyoming, these mineral reservations unambiguously reserved oil and gas to UPRR and its successors. These holdings were affirmed by the United States Court of Appeals for the Tenth Circuit. While Resources believes that the rule of law applied by the Federal courts in Utah and Wyoming should also be applied under Colorado law, there are Colorado court decisions that could provide a basis for an alternative interpretation. The value of the disputed reserves in the properties subject to the lawsuit is estimated to be approximately $5 million. Approximately 400,000 acres of other lands in Weld County, Colorado are subject to mineral reservations that are in the same form as the reservations at issue in the present suit. An adverse interpretation of the reservations at issue is likely to implicate the mineral title in these other lands as well. In addition, over 2 million acres of lands elsewhere in Colorado are subject to the same forms of mineral reservations. Depending on the grounds of an adverse decision in the case, title to minerals held by Resources in some or all of these lands could also be affected, which might have the effect of significantly reducing Resources' interest in the Las Animas area of southeastern Colorado and the Denver-Julesburg Basin in eastern Colorado.

ENVIRONMENTAL MATTERS
---------------------

     In July 1995, the Butte County (Oroville, California) District Attorney advised that a civil penalty action would be filed against the Railroad for violations resulting from a derailment and spill of diesel fuel into the Feather River in Peo, California on April 14, 1995. In late July, the California Regional Water Quality Control Board also filed a separate penalty action seeking $40,000 for the same incident. This latter action was settled for $40,000. A further demand for penalties from the California Department of Fish and Game is expected but the amount of such demand is not determinable at this time.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable.

                   EXECUTIVE OFFICERS OF THE REGISTRANT AND
                   ----------------------------------------
                 PRINCIPAL EXECUTIVE OFFICERS OF SUBSIDIARIES
                 --------------------------------------------

                                                                            BUSINESS
                                                                            EXPERIENCE
                                                                            DURING PAST
          NAME                  POSITION                      AGE           FIVE YEARS
          ----                  --------                      ---           -----------
Drew Lewis..............  Chairman and Chief Executive         64               (1)
                           Officer of Union Pacific
                           and Chairman of Resources

Richard K. Davidson.....  President and Chief Operating        54               (2)
                           Officer of Union Pacific and
                           Chairman of the Railroad

L. White Matthews, III..  Executive Vice President -           50               (3)
                           Finance

Charles E. Billingsley..  Senior Vice President -              62               (4)
                           Special Projects

Ursula F. Fairbairn.....  Senior Vice President -              53             Current
                           Human Resources                                    Position

Carl W. von Bernuth.....  Senior Vice President                52               (5)
                           and General Counsel

John E. Dowling.........  Vice President - Corporate           48             Current
                           Development                                        Position

John B. Gremillion, Jr..  Vice President - Taxes               49               (6)

Mary E. McAuliffe.......  Vice President - External            50               (7)
                           Relations

Gary F. Schuster........  Vice President - Corporate           54             Current
                           Relations                                          Position

Morris B. Smith.........  Vice President and Controller        51               (8)

Gary M. Stuart..........  Vice President and Treasurer         55             Current
                                                                              Position

Judy L. Swantak.........  Vice President and Corporate         40               (9)
                           Secretary

Ronald J. Burns.........  President and Chief Executive        43               (10)
                           Officer of the Railroad

                    EXECUTIVE OFFICERS OF THE REGISTRANT AND
                    ----------------------------------------
            PRINCIPAL EXECUTIVE OFFICERS OF SUBSIDIARIES (CONTINUED)
            --------------------------------------------------------

                                                                            BUSINESS
                                                                            EXPERIENCE
                                                                            DURING PAST
          NAME                  POSITION                      AGE           FIVE YEARS
          ----                  --------                      ---           -----------
Jack L. Messman........   President and Chief Executive        56               (11)
                           Officer of Resources

James D. Douglas.......   President and Chief Operating        46               (12)
                           Officer of Overnite

---------------------------


     (1) Mr. Lewis has served as Chairman and Chief Executive Officer of Union Pacific since May 1994 and prior thereto was Chairman, President and Chief Executive Officer of Union Pacific. Mr. Lewis also became Chairman of Resources in August 1995 and served as Chairman of the Railroad during August and September 1991.

     (2) Mr. Davidson was elected President of Union Pacific effective May 1994 and Chief Operating Officer of Union Pacific effective November 1995. He was President and Chief Executive Officer of the Railroad in August and September 1991 until August 1995 and Chairman of the Railroad since then. Prior thereto, he served as Executive Vice President - Operations of the Railroad.

     (3) Mr. Matthews was elected to his present position effective April 1992. Prior thereto, he served as Senior Vice President - Finance of Union Pacific.

     (4) Mr. Billingsley was elected to his present position effective September 1995. Prior thereto, he served as Vice President and Controller of Union Pacific.

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

                    EXECUTIVE OFFICERS OF THE REGISTRANT AND
                    ----------------------------------------
            PRINCIPAL EXECUTIVE OFFICERS OF SUBSIDIARIES (CONTINUED)
            --------------------------------------------------------


     (8) Mr. Smith was elected to his present position effective September 1995. From January through August 1995 he served as Vice President-Finance of the Railroad; from June 1993 through December 1994, he served as Vice President-Finance of USPCI; and from October 1990 through May 1993 he served as Assistant Controller-Planning and Analysis of Union Pacific.

     (9) Mrs. Swantak was elected to her present position effective September 1991. Prior thereto, she served as Corporate Secretary of Union Pacific.

     (10) Mr. Burns was elected to his present position effective August 1995. From April 1994 to August 1995 he served as Managing Director, North American Operations, Enron Capital and Trade Resources, and from October 1990 through March 1994 he served as Chairman and Chief Executive Officer, Enron Gas Pipeline Group.

     (11) Mr. Messman was elected President and Chief Executive Officer of Resources in August 1995. He served as President and Chief Executive Officer of Union Pacific Resources Company (which owned or managed all of the oil, gas and mining operations of Union Pacific prior to Resources' initial public offering) since May 1991, and concurrently served as Chairman of USPCI prior to January 1995. Prior to May 1991, he served as Chairman and Chief Executive Officer of USPCI.

     (12) Mr. Douglas was elected to his present position effective February 1995. From July 1993 through January 1995 he served as Senior Vice President - Finance and Administration of Overnite, and from March 1991 through June 1993 he served as Vice President - Finance of Overnite. Prior thereto, he served as Assistant Controller
          - Accounting of Union Pacific.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                      MATTERS
         -----------------------------------------------------------------

         Information as to the markets in which Union Pacific's Common Stock is traded, the quarterly high and low prices for such stock, the dividends declared with respect to the Common Stock during the last two years, and the approximate number of stockholders of record at January 31, 1996, is set forth under Selected Quarterly Data and Stockholders and Dividends, appearing on page 49 of the Annual Report. Information as to restrictions on the payment of dividends with respect to the Corporation's Common Stock is set forth in Note 8 to Financial Statements, appearing on pages 43 and 44 of the Annual Report. Such information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         Selected Financial Data for Union Pacific for each of the last ten years are set forth under the Ten-Year Financial Summary, appearing on page 51 of the Annual Report. All such information is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
         ---------------------------------------------------------------

         Information as to Union Pacific's results of operations, cash flows, liquidity and capital resources, and other matters is set forth in the Financial Review, appearing on pages 22 through 31 of the Annual Report, and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The Corporation's consolidated financial statements, accounting policy disclosures, notes to financial statements, business segment information and independent auditors' report are presented on pages 32 through 48 of the Annual Report. Selected quarterly financial data are set forth under Selected Quarterly Data, appearing on page 49 of the Annual Report. All such information is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

         None.

                                   PART III
                                   --------


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

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


ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

     Information as to the number of shares of Union Pacific's equity securities beneficially owned as of February 9, 1996 by each of its directors and nominees for director, its five most highly compensated executive officers and its directors and executive officers as a group is set forth in the Directors and Security Ownership of Management segments of the Proxy Statement and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

     Information on related transactions is set forth in the Certain Relationships and Related Transactions and Compensation Committee Interlocks and Insider Participation segments of the Proxy Statement and is incorporated herein by reference.

                                    PART IV
                                    -------


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

   (a) (1) and (2) Financial Statements and Schedules
       ----------------------------------------------


       The financial statements, accounting policy disclosures, notes to financial statements and independent auditors' report appearing on pages 32 through 48, inclusive, of Union Pacific's 1995 Annual Report to Stockholders are incorporated herein by reference.

       No schedules are required to be filed because of the absence of conditions under which they would be required or because the required information is set forth in the financial statements referred to above.


       (3) Exhibits
       ------------

       Items 10(m) through 10(ff) below constitute management contracts and executive compensation arrangements required to be filed as exhibits to this report.

       2(a) Agreement 2(a) and Plan of Merger, dated as of August 3, 1995, among the Corporation, UPRR, UP Acquisition Corporation (the Purchaser) and Southern Pacific, is incorporated herein by reference to Annex B to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       3(a) Union Pacific's Revised Articles of Incorporation, as amended through April 17, 1992, are incorporated herein by reference to
               Exhibit 3(a) to Union Pacific's Report on Form 10-Q for the quarter ended March 31, 1992.

       3(b) Union Pacific's By-Laws, amended effective as of January 26, 1995, are incorporated herein by reference to Exhibit 3(b) to Union Pacific's Report on Form 10-K for the year ended December 31, 1994.

       4 Pursuant to various indentures and other agreements, Union Pacific has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of Union Pacific's total consolidated assets. Union Pacific agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

       9 Voting Trust Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southwest Bank of St. Louis, is incorporated herein by reference to Annex K to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(a) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser, The Anschutz Corporation (TAC), Anschutz Foundation (the Foundation), and Mr. Philip F. Anschutz (Mr. Anschutz), is incorporated herein by referenced to Annex D to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(b) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and The Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated herein by reference to Annex E to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(c) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southern Pacific, is incorporated herein by reference to Annex F to the Joint Proxy
               Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(d) Shareholders Agreement, dated as of August 3, 1995, among Resources, TAC, the Foundation and Mr. Anschutz, is incorporated herein by reference to Annex G to the Joint Proxy
               Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(e) Registration Rights Agreement, dated as of August 3, 1995, among the Corporation, TAC and the Foundation, is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(f) Registration Rights Agreement, dated as of August 3, 1995, among Resources, TAC and the Foundation, is incorporated herein by reference to Annex I to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(g) Registration Rights Agreement, dated as of August 3, 1995, between the Purchaser and Southern Pacific, is incorporated herein by reference to Annex J to the Joint Proxy
               Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(h) Clarification of Anschutz Shareholders Agreement and Anschutz/Spinco Shareholders Agreement is incorporated herein by reference to Exhibit 10.8 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(i) Clarification of Parent Shareholders Agreement is incorporated herein by reference to Exhibit 10.9 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(j) Clarification of Agreement and Plan of Merger is incorporated herein by reference to Exhibit 10.10 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(k) Agreement, dated September 25, 1995, among the Corporation, UPRR, MPRR and Southern Pacific, Southern Pacific Transportation Company (SPT), The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC) and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to Exhibit 10.11 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(l) Supplemental Agreement, dated November 18, 1995, between the Corporation, UPRR, MPRR and Southern Pacific, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(m) The Executive Incentive Plan of Union Pacific Corporation, amended April 27, 1995, is incorporated herein by reference to
               Exhibit 10(a) to Union Pacific's Report on Form 10-Q for the quarter ended March 31, 1995.

       10(n) The 1982 Stock Option and Restricted Stock Plan of Union Pacific Corporation, as amended as of February 1, 1992, is incorporated herein by reference to Exhibit 10(c) to Union Pacific's Report on Form 10-K for the year ended December 31, 1991.

       10(o) The 1988 Stock Option and Restricted Stock Plan of Union Pacific Corporation, as amended as of February 1, 1992, is incorporated herein by reference to Exhibit 10(d) to Union Pacific's Report on Form 10-K for the year ended December 31, 1991.

       10(p) The Supplemental Pension Plan for Officers and Managers of Union Pacific Corporation and Affiliates, as amended and restated, is incorporated herein by reference to Exhibit 10(d) to Union Pacific's Report on Form 10-K for the year ended December 31, 1993.

       10(q) The Supplemental Pension Plan for Exempt Salaried Employees of Union Pacific Resources Company and Affiliates, as amended and restated, is incorporated by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-K for the year ended December 31, 1993.

       10(r) Amendment to Supplemental Pension Plan for Exempt Salaried Employees of Union Pacific Resources Group Inc. and Affiliates, effect as of October 17, 1995.

       10(s) The Employment Agreement, dated as of January 30, 1986, between Union Pacific and Andrew L. Lewis, Jr., is incorporated herein by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-K for the year ended December 31, 1985.

       10(t) The 1990 Retention Stock Plan of Union Pacific Corporation, as amended as of September 30, 1993, is incorporated herein by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1991 and Exhibit 10(b) to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1993.

       10(u) The 1992 Restricted Stock Plan for Non-Employee Directors of Union Pacific Corporation, as amended as of January 28, 1993, is incorporated herein by reference to Exhibit 10(a) to Union Pacific's Current Report on Form 8-K filed March 16, 1993.

       10(v) The 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation, as amended April 21, 1995, is incorporated herein by reference to Exhibit 10(b) to Union Pacific's Report on Form 10-Q for the quarter ended March 31, 1995.

       10(w) The Pension Plan for Non-Employee Directors of Union Pacific Corporation, as amended January 25, 1996.

       10(x) The Executive Life Insurance Plan of Union Pacific Corporation, adopted August 2, 1994, is incorporated herein by reference to
               Exhibit 10 to Union Pacific's Report on Form 10-Q for the quarter ended June 30, 1994.

       10(y) The Union Pacific Corporation Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, as amended January 25, 1996.

       10(z) Charitable Contribution Plan for Non-Employee Directors of Union Pacific Corporation.

       10(aa) Written Description of Other Executive Compensation Arrangements of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(o) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

       10(bb) Executive Incentive Plan of Resources is incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (No. 33-95398) filed by Resources.

       10(cc) 1995 Stock Option and Retention Stock Plan of Union Pacific Resources Group Inc. is incorporated by reference to Exhibit
               10.10 to the Registration Statement on Form S-1 (No. 33-95398) filed by Resources.

       10(dd)  Form of Conversion Agreement is incorporated by reference to
               Exhibit 10.13(a) to the Registration Statement on Form S-1 (No. 33-95398) filed by Resources.

       10(ee) Conversion Agreement for Drew Lewis is incorporated herein by reference to Exhibit 10(d) to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1995.

       10(ff) Conversion Agreement for Jack L. Messman is incorporated herein by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1995.

       (11)    Computation of earnings per share.

       (12)    Computation of ratio of earnings to fixed charges.

       (13) Pages 5 through 53, inclusive, of Union Pacific's Annual Report to Stockholders for the year ended December 31, 1995, but excluding photographs set forth on pages 5 through 21, none of which supplements the text and which are not otherwise required to be disclosed in this Annual Report on Form 10-K.

       (21) List of Union Pacific's significant subsidiaries and their respective states of incorporation.

       (23)    Independent Auditors' Consent.

       (24)    Powers of attorney executed by the directors of Union Pacific.

       (27)    Financial Data Schedule.

       (99)    (a)  Financial Statements for the Fiscal Year ended December 31,
                    1995 required by Form 11-K for the Union Pacific Corporation Thrift Plan - To be filed by amendment.

       (99)    (b)  Financial Statements for the Fiscal Year ended December 31,
                    1995 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan - To be filed by amendment.

       (99)    (c)  Financial Statements for the Fiscal Year ended December 31,
                    1995 required by Form 11-K for the Skyway Retirement Savings Plan - To be filed by amendment.

       (99)    (d)  Financial Statements for the Fiscal Year ended December 31,
                    1995 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan - To be filed by amendment.

       (99)    (e)  Financial Statements for the Fiscal Year ended December 31,
                    1995 required by Form 11-K for the Union Pacific Motor Freight Agreement Employee 401(k) Retirement Thrift Plan - To be filed by amendment.

       (b)     Reports on Form 8-K
               -------------------

               On January 23, 1996, the Corporation filed a Current Report on Form 8-K containing (i) an Indenture dated as of January 5, 1996 between the Corporation and Chemical Bank, (ii) historical financial statements for Southern Pacific as of December 31, 1994 and September 30, 1995, (iii) restated financial statements of the Corporation reflecting the discontinuation of Resources, (iv) pro forma financial statements as of September 30, 1995 for the Corporation and Southern Pacific and (v) a statement concerning the Corporation's consolidated income statement for the nine months ended September 30, 1995.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 1996.


                                        UNION PACIFIC CORPORATION



                                        By /s/ Drew Lewis
                                           -------------------------------
                                           (Drew Lewis, Chairman and Chief
                                            Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 22nd day of March, 1996, by the following persons on behalf of the registrant and in the capacities indicated.


     PRINCIPAL EXECUTIVE OFFICER
      AND DIRECTOR:



                                           /s/ Drew Lewis
                                           -------------------------------
                                           (Drew Lewis, Chairman, Chief
                                            Executive Officer and Director)


     PRINCIPAL FINANCIAL OFFICER
      AND DIRECTOR:



                                           /s/ L. White Matthews, III
                                           -------------------------------
                                           (L. White Matthews, III,
                                            Executive Vice President -
                                            Finance and Director)


     PRINCIPAL ACCOUNTING OFFICER:



                                           /s/ Morris B. Smith
                                           -------------------------------
                                           (Morris B. Smith,
                                            Vice President and Controller)

DIRECTORS:

Robert P. Bauman*                  Richard J. Mahoney*



Richard B. Cheney*                 Jack L. Messman*



E. Virgil Conway*                  John R. Meyer*



Richard K. Davidson*               Thomas A. Reynolds, Jr.*



Spencer F. Eccles*                 James D. Robinson, III*



Elbridge T. Gerry, Jr.*            Robert W. Roth*



William H. Gray, III*              Richard D. Simmons*



Judith Richards Hope*





* By  /s/ Judy L. Swantak
      -----------------------------------
      (Judy L. Swantak, Attorney-in-fact)

                                 EXHIBIT INDEX
                                 -------------

Items 10(m) through 10(ff) below constitute management contracts and executive compensation arrangements required to be filed as exhibits to this report.

  Exhibit Number
  --------------

       2(a) Agreement and Plan of Merger, dated as of August 3, 1995, among Union Pacific Corporation (the Corporation), Union Pacific Railroad Company ("UPRR"), UP Acquisition Corporation (the Purchaser) and Southern Pacific Rail Corporation (Southern Pacific), is incorporated herein by reference to Annex B to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       3(a) Union Pacific's Revised Articles of Incorporation, as amended through April 17, 1992, are incorporated herein by reference to
                 Exhibit 3(a) to Union Pacific's Report on Form 10-Q for the quarter ended March 31, 1992.

       3(b) Union Pacific's By-Laws, amended effective as of January 26, 1995, are incorporated herein by reference to Exhibit 3(b) to Union Pacific's Report on Form 10-K for the year ended December 31, 1994.

       4 Pursuant to various indentures and other agreements, Union Pacific has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of Union Pacific's total consolidated assets. Union Pacific agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

       9 Voting Trust Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southwest Bank of St. Louis, is incorporated herein by reference to Annex K to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(a) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser, The Anschutz Corporation (TAC), Anschutz Foundation (the Foundation), and Mr. Philip F. Anschutz (Mr. Anschutz), is incorporated herein by referenced to Annex D to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(b) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and The Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated herein by reference to Annex E to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(c) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southern Pacific, is incorporated herein by reference to Annex F to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration on FormS-4 (No. 33-64707).

       10(d) Shareholders Agreement, dated as of August 3, 1995, among Union Pacific Resources Group Inc. (Resources), TAC, the Foundation and Mr. Anschutz, is incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(e) Registration Rights Agreement, dated as of August 3, 1995, among the TAC Corporation, and the Foundation, is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(f) Registration Rights Agreement, dated as of August 3, 1995, among Resources, TAC and the Foundation, is incorporated herein by reference to Annex I to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(g) Registration Rights Agreement, dated as of August 3, 1995, between the Purchaser and Southern Pacific, is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).


       10(h) Clarification of Anschutz Shareholders Agreement and Anschutz/Spinco Shareholders Agreement is incorporated herein by reference to Exhibit 10.8 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(i) Clarification of Parent Shareholders Agreement is incorporated herein by reference to Exhibit 10.9 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(j) Clarification of Agreement and Plan of Merger is incorporated herein by reference to Exhibit 10.10 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(k) Agreement, dated September 25, 1995, among the Corporation, UPRR, Missouri Pacific Railroad Company (MPRR) and Southern Pacific, Southern Pacific Transportation Company (SPT), The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC) and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa
                 Fe), on the other hand, is incorporated by reference to Exhibit
                 10.11 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(l) Supplemental Agreement, dated November 18, 1995, between the Corporation, UPRR, MPRR and Southern Pacific, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(m)     The Executive Incentive Plan of Union Pacific
                 Corporation, amended April 27, 1995, is incorporated herein by reference to Exhibit 10(a) to Union Pacific's Report on Form 10-Q for the quarter ended March 31, 1995.

       10(n) The 1982 Stock Option and Restricted Stock Plan of Union Pacific Corporation, as amended as of February 1, 1992, is incorporated herein by reference to Exhibit 10(c) to Union Pacific's Report on Form 10-K for the year ended December 31, 1991.

       10(o) The 1988 Stock Option and Restricted Stock Plan of Union Pacific Corporation, as amended as of February 1, 1992, is incorporated herein by reference to Exhibit 10(d) to Union Pacific's Report on Form 10-K for the year ended December 31, 1991.

       10(p) The Supplemental Pension Plan for Officers and Managers of Union Pacific Corporation and Affiliates, as amended and restated, is incorporated herein by reference to Exhibit 10(d) to Union Pacific's Report on Form 10-K for the year ended December 31, 1993.

       10(q) The Supplemental Pension Plan for Exempt Salaried Employees of Union Pacific Resources Company and Affiliates, as amended and restated, is incorporated by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-K for the year ended December 31, 1993.

       10(r) Amendment to Supplemental Pension Plan for Exempt Salaried Employees of Union Pacific Resources Group Inc. and Affiliates, effect as of October 17, 1995.

       10(s) The Employment Agreement, dated as of January 30, 1986, between Union Pacific and Andrew L. Lewis, Jr., is incorporated herein by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-K for the year ended December 31, 1985.

       10(t) The 1990 Retention Stock Plan of Union Pacific Corporation, as amended as of September 30, 1993, is incorporated herein by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1991 and Exhibit 10(b) to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1993.

       10(u) The 1992 Restricted Stock Plan for Non-Employee Directors of Union Pacific Corporation, as amended as of January 28, 1993, is incorporated herein by reference to Exhibit 10(a) to Union Pacific's Current Report on Form 8-K filed March 16, 1993.

       10(v) The 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation, as amended April 21, 1995, is incorporated herein by reference to Exhibit 10(b) to Union Pacific's Report on Form 10-Q for the quarter ended March 31, 1995.

       10(w) The Pension Plan for Non-Employee Directors of Union Pacific Corporation, as amended January 25, 1996.

       10(x) The Executive Life Insurance Plan of Union Pacific Corporation, adopted August 2, 1994, is incorporated herein by reference to
                 Exhibit 10 to Union Pacific's Report on Form 10-Q for the quarter ended June 30, 1994.

       10(y) The Union Pacific Corporation Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, as amended January 25, 1996.

       10(z) Charitable Contribution Plan for Non-Employee Directors of Union Pacific Corporation.

       10(aa) Written Description of Other Executive Compensation Arrangements of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(o) to Union Pacific's Report on Form 10-K for the year ended December 31, 1992.

       10(bb) Executive Incentive Plan of Resources is incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (No. 33-95398) filed by Resources.

       10(cc) 1995 Stock Option and Retention Stock Plan of Union Pacific Resources Group Inc. is incorporated by reference to Exhibit
                 10.10 to the Registration Statement on Form S-1 (No. 33-95398) filed by Resources.

       10(dd)    Form of Conversion Agreement is incorporated by reference to
                 Exhibit 10.13(a) to the Registration Statement on Form S-1 (No. 33-95398) filed by Resources.

       10(ee) Conversion Agreement for Drew Lewis is incorporated herein by reference to Exhibit 10(d) to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1995.

       10(ff) Conversion Agreement for Jack L. Messman is incorporated herein by reference to Exhibit 10(e) to Union Pacific's Report on Form 10-Q for the quarter ended September 30, 1995.

       (11)      Computation of earnings per share.

       (12)      Computation of ratio of earnings to fixed charges.

       (13) Pages 5 through 53, inclusive, of Union Pacific's Annual Report to Stockholders for the year ended December 31, 1995, but excluding photographs set forth on pages 5 through 21, none of which supplements the text and which are not otherwise required to be disclosed in this Annual Report on Form 10-K.

       (21) List of Union Pacific's significant subsidiaries and their respective states of incorporation.

       (23)      Independent Auditors' Consent.

       (24)      Powers of attorney executed by the directors of Union Pacific.

       (27)      Financial Data Schedule.

       (99)      (a)  Financial Statements for the Fiscal Year ended December
                      31, 1995 required by Form 11-K for the Union Pacific Corporation Thrift Plan - To be filed by amendment.

       (99)      (b)  Financial Statements for the Fiscal Year ended December
                      31, 1995 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan - To be filed by amendment.

       (99)      (c)  Financial Statements for the Fiscal Year ended December
                      31, 1995 required by Form 11-K for the Skyway Retirement Savings Plan - To be filed by amendment.

       (99)      (d)  Financial Statements for the Fiscal Year ended December
                      31, 1995 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan - To be filed by amendment.

       (99)      (e)  Financial Statements for the Fiscal Year ended December
                      31, 1995 required by Form 11-K for the Union Pacific Motor Freight Agreement Employee 401(k) Retirement Thrift Plan - To be filed by amendment.