Form 10-Q
period 1996-03-31
UNION PACIFIC CORP
filed 1996-05-15
CIK 100885

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

    As of April 30, 1996, there were 205,818,473 shares of the Registrant's Common Stock outstanding.

                          UNION PACIFIC CORPORATION

                                    INDEX



                        PART I.  FINANCIAL INFORMATION
                        ------------------------------
                                                                   Page Number
                                                                   -----------

Item 1:  Condensed Consolidated Financial Statements:

         CONDENSED STATEMENT OF CONSOLIDATED INCOME - For the
           Three Months Ended March 31, 1996 and 1995............       1

         CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
           At March 31, 1996 and December 31, 1995...............     2 - 3

         CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
           the Three Months Ended March 31, 1996 and 1995........       4

         CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS -
           For the Three Months Ended March 31, 1996 and 1995....       4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....     5 - 8


Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................     9 - 15



                          PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings.......................................       16

Item 4:  Submission of Matters to a Vote of Security
         Holders.................................................       16

Item 6:  Exhibits and Reports on Form 8-K........................    16 - 17

Signature........................................................       18

PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Condensed Consolidated Financial Statements


             UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                 CONDENSED STATEMENT OF CONSOLIDATED INCOME

             For the Three Months Ended March 31, 1996 and 1995
             --------------------------------------------------
         (Amounts in Millions, Except Ratio and Per Share Amounts)
                                (Unaudited)

                                                    1996       1995
                                                  -------    -------
Operating Revenues (Note 3).................      $ 1,968    $ 1,664
                                                  -------    -------

Operating Expenses (Note 3):
  Salaries, wages and employee benefits.....          773        656
  Equipment and other rents.................          227        163
  Depreciation and amortization ............          172        138
  Fuel and utilities (Note 5)...............          164        126
  Materials and supplies....................          117         89
  Other costs...............................          250        213
                                                  -------    -------

     Total..................................        1,703      1,385
                                                  -------    -------

Operating Income............................          265        279

Other Income - Net..........................           18         49

Interest Expense (Notes 2, 3, 4 and 5)......         (117)       (91)

Corporate Expenses..........................          (28)       (30)
                                                  -------    -------

Income before Income Taxes..................          138        207

Income Taxes................................          (31)       (77)
                                                  -------    -------

Income from Continuing Operations...........          107        130

Income from Discontinued Operations, Net
  of Income Taxes of $27 Million in 1996
  and $20 Million in 1995 (Note 4)..........           49         61
                                                  -------    -------

Net Income..................................      $   156    $   191
                                                  =======    =======

Earnings Per Share:

  Income from Continuing Operations.........      $  0.52    $  0.63

  Income from Discontinued Operations.......         0.24       0.30
                                                  -------    -------

  Net Income................................      $  0.76    $  0.93
                                                  =======    =======

Weighted Average Number of Shares...........        206.3      205.5

Cash Dividends Per Share....................      $  0.43    $  0.43

Ratio of Earnings to Fixed Charges (Note 6).          1.9        2.9


        UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                      (Millions of Dollars)
                           (Unaudited)

                                                    March 31,   December 31,
ASSETS                                                 1996         1995
                                                    ---------    ---------
Current Assets:

  Cash and temporary investments................    $      79    $     230
  Accounts receivable ..........................          447          349
  Inventories...................................          227          238
  Notes receivable (Note 4).....................          652          653
  Other current assets..........................          241          209
                                                    ---------    ---------

       Total Current Assets.....................        1,646        1,679
                                                    ---------    ---------

Investments:

  Investments in and advances to affiliated
     companies (Note 2).........................        1,261        1,260
  Other investments.............................          186          187
                                                    ---------    ---------

       Total Investments........................        1,447        1,447
                                                    ---------    ---------
Properties:

  Railroad:

    Road and other..............................       13,038       12,888
    Equipment...................................        5,111        5,004
                                                    ---------    ---------

       Total Railroad...........................       18,149       17,892
                                                    ---------    ---------

  Trucking......................................          743          744
                                                    ---------    ---------
  Other.........................................          114          112
                                                    ---------    ---------

      Total Properties..........................       19,006       18,748

  Accumulated depreciation......................       (4,746)      (4,643)
                                                    ---------    ---------

      Properties - Net .........................       14,260       14,105
                                                    ---------    ---------

Net Assets of Discontinued Operations (Note 4)..        1,361        1,312

Excess Acquisition Costs - Net (Note 3).........          717          730

Other Assets....................................          178          173
                                                    ---------    ---------

      Total Assets..............................    $  19,609    $  19,446
                                                    =========    =========

             UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
           ------------------------------------------------------
         (Amounts in Millions, Except Share and Per Share Amounts)
                                (Unaudited)

                                                    March 31, December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1996        1995
                                                    --------- ------------
Current Liabilities:

  Accounts payable................................  $     130    $     145
  Accrued wages and vacation......................        299          284
  Income and other taxes..........................        181          178
  Accrued casualty costs..........................        189          192
  Dividends and interest..........................        187          203
  Debt due within one year........................        225          132
  Other current liabilities.......................        763          765
                                                    ---------    ---------

     Total Current Liabilities....................      1,974        1,899
                                                    ---------    ---------

Debt Due After One Year (Notes 2, 3 and 4)........      6,129        6,232

Deferred Income Taxes.............................      3,595        3,498

Retiree Benefits Obligation.......................        609          588

Other Long-Term Liabilities (Note 7)..............        640          649

Minority Interest in Consolidated
  Subsidiary (Note 4).............................        226          216

Stockholders' Equity:

  Common stock, $2.50 par value, authorized
    500,000,000 shares, 232,665,185 shares issued
    in 1996, 232,317,010 shares issued in 1995....        582          581
  Paid-in surplus.................................      2,129        2,111
  Retained earnings...............................      5,394        5,327
  Treasury stock, at cost, 26,945,725 shares in
    1996, 26,737,806 shares in 1995...............     (1,669)      (1,655)
                                                    ---------    ---------

    Total Stockholders' Equity....................      6,436        6,364
                                                    ---------    ---------

    Total Liabilities and Stockholders' Equity....  $  19,609    $  19,446
                                                    =========    =========

            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

              CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
            For the Three Months Ended March 31, 1996 and 1995
            --------------------------------------------------
                          (Millions of Dollars)
                               (Unaudited)


                                                              1996       1995
                                                            -------    -------
Cash flows from operating activities:

   Net Income..........................................     $   156    $   191

   Non-cash items included in income:
       Depreciation and amortization...................         172        138
       Deferred income taxes...........................         (54)        23
       Other - net.....................................          79         83
   Income from discontinued operations (Note 4)........         (49)       (61)
   Changes in current assets and liabilities...........         (43)      (124)
                                                            -------    -------

       Cash from operations............................         261        250
                                                            -------    -------

Cash flows from investing activities:

   Capital investments.................................        (259)      (178)
   Other - net.........................................          13        267
                                                            -------    -------

       Cash (used in) provided by investing activities.        (246)        89
                                                            -------    -------

Cash flows from equity and financing activities:

   Dividends paid......................................         (89)       (88)
   Debt repaid.........................................        (678)      (259)
   Financings..........................................         668         --
   Other - net.........................................         (67)       (21)
                                                            -------    -------

      Cash used in equity and financing................        (166)      (368)
                                                            -------    -------

      Net decrease in cash and temporary investments...     $  (151)   $   (29)
                                                            =======    =======

             CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS
               For the Three Months Ended March 31, 1996 and 1995
                (Amounts in Millions, Except Per Share Amounts)
                                  (Unaudited)



                                                            1996         1995
                                                          -------      -------
Balance at Beginning of Year...........................   $ 5,327      $ 4,734

Net Income.............................................       156          191
                                                          -------      -------

       Total...........................................     5,483        4,925

Dividends Declared ($0.43 per share in
       1996 and 1995)..................................       (89)         (89)
                                                          -------      -------

       Balance at End of Period........................   $ 5,394      $ 4,836
                                                          =======      =======


               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)


1. Responsibilities for Financial Statements - The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1995 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation or UPC) Annual Report to Stockholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

2. Acquisition of Southern Pacific Rail Corporation (Southern Pacific) - In August 1995, the Corporation and Southern Pacific entered into a definitive merger agreement (the Agreement) providing for the acquisition of Southern Pacific by UPC. Under the terms of the Agreement, UPC completed a first-step cash tender offer in September 1995, pursuant to which approximately 39 million, or 25%, of the outstanding common shares of Southern Pacific were acquired at a price of $25 per share. The cash tender offer was funded with $976 million in borrowings under the Corporation's then existing credit facilities.

   Following the effective date of final approval of the Southern Pacific acquisition by the Surface Transportation Board (STB) of the U.S. Department of Transportation--the successor to the Interstate Commerce Commission-- which is expected in September 1996, UPC will complete the acquisition by exchanging the remaining Southern Pacific common shares, at the holder's election and subject to proration, for $25 in cash or 0.4065 shares of the Corporation's common stock.

   Should the STB not approve the acquisition or should UPC elect not to complete the acquisition because the STB imposes onerous conditions which prevent UPC from realizing the economic benefits of the business combination with Southern Pacific, a subsequent disposition of the Southern Pacific shares owned by the Corporation could result in a significant loss. However, UPC continues to believe that the Southern Pacific acquisition will be approved without onerous conditions.

   The business combination with Southern Pacific will be accounted for as a purchase. Until the merger's consummation, the Corporation will account for its investment in Southern Pacific using the equity method. Although the purchase price allocation will not be finalized until after the STB renders its decision, initial estimates indicate that the fair value of tangible assets acquired will exceed the purchase price.

3. Acquisition of Chicago and North Western Transportation Company (CNW) - In April 1995, UPC completed the acquisition of the remaining 71.6% of CNW's outstanding common stock not previously owned by the Corporation for approximately $1.2 billion. Prior to the acquisition, CNW was the nation's eighth largest railroad. The Corporation funded the acquisition through the issuance of additional debt. The acquisition of CNW has been accounted for as a purchase and CNW's financial results were consolidated with the Corporation effective May 1, 1995.

4. Union Pacific Resources Group Inc. (Resources) - In July 1995, the Corporation's Board of Directors approved a formal plan to divest of UPC's natural resources business through an initial public offering (IPO) followed by a distribution of the shares owned by the Corporation to its stockholders. The distribution is expected to occur in the fourth quarter 1996, after receipt of a favorable Internal Revenue Service ruling and consummation or termination of the Southern Pacific acquisition.

   The IPO of 42.5 million Resources' shares at $21 per share was completed in October 1995, and generated net proceeds of $844 million. At that time, Resources distributed to UPC a dividend of $1,621 million ($912 million in cash, $650 million in 8.5% notes due within 90 days of the stock distribution and a $59 million intercompany balance owed to the Corporation). UPC used the cash proceeds to repay outstanding commercial paper.

   Resources' results have been reported as a discontinued operation in the Corporation's condensed consolidated financial statements for all periods presented.

   The following summarized financial information is derived from Resources' condensed consolidated financial statements to be contained in Resources' first quarter 1996 Quarterly Report on Form 10-Q, which will be filed with the Securities and Exchange Commission no later than May 15, 1996, and is presented to provide additional information on Resources' financial results to the Corporation's stockholders:

                                            March 31,     December 31,
                                              1996            1995
                                            ---------     ------------
                                               (Millions of Dollars)
   Current assets                            $  353          $  420
   Non-current assets                         2,875           2,889
   Current liabilities                          929           1,067
   Non-current liabilities                      938             930
   Stockholders' equity                       1,361           1,312

                                            March 31,       March 31,
                                              1996            1995
                                            ---------       ---------
                                               (Millions of Dollars)
   Operating revenues                        $  390          $  325
   Operating income                              97              86
   Net income                                    59              61


   Financial Instruments: Resources uses swaps, futures and forward contracts to protect against unfavorable hydrocarbon price movements. Credit risk related to these activities is managed by requiring that counterparties meet minimum credit standards. At March 31, 1996, the largest credit risk associated with any of Resources' counterparties was approximately $14 million, which was partially secured by a $10 million letter of credit.

   At March 31, 1996, Resources had entered into near-term futures contracts and price swaps for May-June 1996 with respect to average natural gas sales volumes of 238 MMcfd at $1.81/Mcf which had a total unrecognized mark-to-market loss of $2 million. Resources had also entered into financial contracts related to long-term fixed price commitments for 85.2 Bcf which had a total unrecognized mark-to-market loss of $13 million at March 31, 1996.

5. Financial Instruments - The Corporation uses derivative financial instruments in limited instances for other than trading purposes to manage risk as it relates to fuel prices and interest rates. Where the Corporation has fixed interest rates or fuel prices through the use of swaps, futures or forward contracts, the Corporation has mitigated the downside risk of adverse price and rate movements; however, it has also limited future gains from favorable movements.

   The Corporation addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and periodic settlements. The largest credit risk associated with any of the Corporation's counterparties was $18 million at March 31, 1996. The Corporation has not been required to provide, nor has it received, any significant amount of collateral relating to its hedging activity.

   The fair market value of the Corporation's derivative financial instrument positions at March 31, 1996 was determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable zero coupon U.S. treasury rate and swap spread.

   Interest Rates - The Corporation controls its overall risk to fluctuations in interest rates by managing the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. Derivatives are used in limited circumstances as one of the tools to obtain the targeted mix. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of such debt as debt maturities occur or as incremental borrowings are required. The Corporation also obtains additional flexibility in managing interest cost and the interest rate mix within its debt portfolio by issuing callable fixed rate debt securities.

   At March 31, 1996, the Corporation had outstanding interest rate swaps on $226 million of notional principal amount of debt (4% of the total debt portfolio) with a gross fair market value asset position of $18 million and a gross fair market value liability position of $10 million. These contracts mature over the next one to nine years. Interest rate hedging activity increased first quarter 1996 interest expense by $2 million.

   Fuel - Over the past three years, fuel costs approximated 9 percent of the Corporation's total operating expenses. As a result of the significance of the fuel costs and the historical volatility of fuel prices, the Corporation periodically uses swaps, futures and forward contracts to mitigate the
   impact of fuel price volatility.   The intent of this program is to protect
   the Corporation's operating margins and overall profitability from adverse fuel price changes.

   At March 31, 1996, the Corporation had hedged 33% of the remaining 1996 fuel consumption of Union Pacific Railroad Company and its affiliate Missouri Pacific Railroad Company (collectively the Railroad) at $0.46 per gallon on a Gulf Coast basis, while Overnite Transportation Company had not hedged any of its 1996 fuel requirements. At March 31, 1996, the Corporation had outstanding swap agreements covering the Railroad's fuel purchases of $95 million with a gross and net asset position of $12 million. Fuel hedging lowered first quarter 1996 fuel costs by $4 million.

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

   Management does not anticipate that the ultimate resolution of the matters described in Part I, Item 3. Legal Proceedings of the Corporation's 1995 Annual Report on Form 10-K and in Part II, Item 1. Legal Proceedings in this Report will have a material adverse effect on the Corporation's consolidated financial condition or operating results.

8. Accounting Pronouncements - The Financial Accounting Standards Board (FASB) issued Statement No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes methods for determining when an impairment of long-lived assets has occurred and for measuring the impairment of long-lived assets. Initial adoption of Statement 121 did not have a material effect on UPC's operating results or financial condition.

   The FASB also issued Statement No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and which requires increased stock-based compensation disclosure if expense recognition is not adopted. The Corporation has not elected expense recognition for stock options and therefore implementation of this Statement had no effect on UPC's operating results or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                            RESULTS OF OPERATIONS

            Quarter Ended March 31, 1996 Compared to March 31, 1995

CORPORATE REOGRANIZATION
Chicago and North Western Transportation Company (CNW) - In April 1995, Union Pacific Corporation (the Corporation or UPC) acquired the remaining 71.6% of CNW's outstanding common stock not previously owned by UPC for $1.2 billion. The acquisition of CNW was accounted for as a purchase and CNW's financial results were consolidated with UPC beginning in May 1995.

Natural Resources Divestiture - In July 1995, UPC's Board of Directors approved a formal plan to exit its natural resources business. The plan includes an initial public offering (IPO) of Union Pacific Resources Group Inc.'s (Resources) common stock (which occurred in October 1995) followed by the distribution of UPC's remaining interest in Resources to the Corporation's stockholders on a tax-free, pro-rata basis once UPC has received a favorable ruling from the Internal Revenue Service (IRS) as to the tax-free nature of the distribution and after the completion or termination of the acquisition of Southern Pacific Rail Corporation (Southern Pacific).

Southern Pacific Acquisition - In August 1995, UPC and Southern Pacific entered into a definitive merger agreement (the Agreement) providing for the acquisition of Southern Pacific by UPC. Under the terms of the Agreement, UPC acquired 25% of Southern Pacific's common stock in a first-step cash tender offer in September 1995. UPC deposited these shares in an independent voting trust pending regulatory approval of the acquisition. Following the effective date of final approval of the Southern Pacific acquisition by the Surface Transportation Board (STB) of the U.S. Department of Transportation--the successor to the Interstate Commerce Commission--which is expected in September 1996, UPC will complete the acquisition of Southern Pacific by exchanging each of the remaining Southern Pacific common shares, at the holder's election and subject to proration, for $25 or 0.4065 shares of UPC common stock.

The Corporation filed its application for control of Southern Pacific with the STB on November 30, 1995. Since that time, nearly 2,000 support statements have been filed with the STB. Of such support statements, more than 1,300 were provided by customers of Union Pacific Railroad Company and its affiliate, Missouri Pacific Railroad Company (collectively the Railroad), and Southern Pacific. In addition, 21 of the 25 states served by the Railroad and Southern Pacific have formally endorsed the acquisition, as have over 650 state and local officials. The acquisition has also received formal endorsements from every major Pacific Coast port and the Gulf Coast ports of Houston, Corpus Christi, Brownsville and Lake Charles Harbor. Furthermore, seven labor organizations representing the majority of the unionized workforce of the Railroad and Southern Pacific have formally endorsed the acquisition.

However, the acquisition is not without opposition. On or before the March 29, 1996 filing deadline, several groups and shippers, including the Texas Railroad Commission and the National Industrial Transportation League, filed statements opposing the acquisition with the STB. On April 12, 1996, the U.S. Department of Justice filed its comments in opposition to the acquisition. Certain other Class I railroads have also filed opposition statements.

On April 18, 1996, UPC reached a settlement agreement with the Chemical Manufacturers Association (CMA) that addressed the concerns that CMA had with respect to the acquisition and resulted in CMA withdrawing its opposition to the acquisition. CMA is a 200-member trade group whose members produce 90% of the chemical industry's annual output. Individual members of CMA are free to support or oppose the acquisition.

On April 29, 1996, UPC and Southern Pacific filed their Rebuttals to Interested Parties with the STB in response to the acquisition opposition statements. Interested parties' rebuttals to the UPC/Southern Pacific filing are scheduled to be filed by May 14, 1996, with legal briefs due to to be filed with the STB by June 3, 1996 and oral arguments before the STB anticipated to occur on July 1, 1996. The STB voting conference on the acquisition is scheduled for July 3, 1996 with the final STB written decision due August 12, 1996.

Should the STB not approve the acquisition or should UPC elect not to complete the acquisition because the STB imposes onerous conditions which prevent UPC from realizing the economic benefits of the acquisition, a subsequent disposition of the Southern Pacific shares owned by the Corporation could result in a significant loss. However, UPC continues to believe that the Southern Pacific acquisition will be approved without onerous conditions.

CONSOLIDATED - The Corporation reported net income of $156 million or $0.76 per share for the first quarter of 1996, compared to 1995 net income of $191 million or $0.93 per share. Results for 1996 included the effects of the acquisition of CNW and, as a result of the Resources' IPO, reflected 83% of Resources' net income in discontinued operations.

RESULTS OF CONTINUING OPERATIONS - Income from continuing operations declined $23 million (18%) to $107 million ($0.52 per share) for the first quarter of 1996, as severe winter weather, Pacific Northwest flooding, and the 17-day General Motors brake plant strike (the GM Strike) more than offset the positive impact of the CNW integration at the Railroad, while severe weather conditions and an unfavorable pricing environment reduced earnings at Overnite Transportation Company (Overnite).

Consolidated operating revenues grew 18% to $1.97 billion from $1.66 billion in 1995, resulting primarily from increased carloadings--reflecting the acquisition of CNW offset in part by the GM Strike and severe winter weather--and higher average revenue per car at the Railroad, reflecting the CNW integration.

Consolidated operating expenses rose $318 million (23%) to $1.70 billion. The addition of CNW volumes, weather-related traffic interruptions, rail traffic congestion and inflation were the primary reasons for increases in salaries, wages and employee benefits ($117 million), equipment and other rents ($64 million), materials and supplies ($28 million), personal injury expense ($8 million), other taxes ($11 million) and third-party transportation costs ($12 million). Fuel and utility costs increased $38 million, reflecting increased fuel prices, incremental CNW volumes and weather-related inefficiencies.

Depreciation charges rose $34 million--the result of UPC's continued reinvestment in its equipment and rail infrastructure and the addition of CNW properties.

Consolidated operating income declined $14 million (5%) to $265 million for the period. Interest expense increased $26 million, principally from higher debt levels associated with the CNW acquisition and the Southern Pacific first-step cash tender offer. Other income decreased $31 million, reflecting reduced real estate sales activity at the Railroad.

Railroad - The Railroad earned $166 million for the quarter, a 15% decline from $195 million in 1995. Earnings reductions reflected the current period's severe winter weather, Pacific Northwest flooding, and the GM Strike. Results in 1996 also included a $33 million after-tax increase in interest costs, primarily related to financing the CNW acquisition and Southern Pacific first-step cash tender offer, and lower year-over-year real estate sales ($31 million). The negative impact of these factors was somewhat countered by the acquisition of CNW and a favorable IRS tax settlement ($20 million). The CNW acquisition added roughly $10 million to the Railroad's first quarter 1996 net income.

Operating revenues improved $297 million (22%) to $1.68 billion, as CNW volumes combined with a 9% increase in average commodity revenue per car, reflecting longer average length of haul, favorable traffic mix shifts and pricing improvements. Carloadings grew 10% (122,000 cars) detailed as follows:

Energy: Energy carloadings declined 4% as weather-related inefficiencies and a late-January derailment reduced Powder River Basin coal traffic by 6%. Energy traffic was also adversely affected by volume declines from other western mines, reflecting lower export demand and increased competition from hydroelectric power generation in the Western U.S.

Intermodal: Fierce price competition and weather-related traffic interruptions caused a 4% reduction in intermodal volumes.

Industrial Products: Industrial products carloadings advanced 34%, as CNW volumes combined with strong improvements in stone, steel and cement shipments. Stone and cement growth were driven by favorable construction conditions in Texas, while significant steel slab movements increased steel carloadings. These increases were partially offset by weaknesses in nonmetallic minerals--the result of an industrial sand plant shutdown--newsprint, and non-ferrous metals volumes.

Agricultural Products: Agricultural products carloadings grew 41% over 1995, reflecting the addition of CNW volumes. These increases were slightly offset by decreases in shipments of sweeteners--reflecting a reduced sugar beet crop--and reductions in shipments of canned and packaged foods.

Chemicals: Chemicals carloadings rose 5%, as additional CNW volumes were slightly offset by reduced export fertilizer shipments to China and curtailed liquid and dry chemicals product demand.

Automotive: Automotive carloadings rose 22%, reflecting the addition of CNW volumes, strong northbound Mexican business for finished vehicles and increased auto parts shipments. Partially offsetting these increases was the impact of the GM Strike which reduced the Railroad's automotive revenues by approximately $12 million.

Operating expenses advanced $286 million (26%) to $1.39 billion. Incremental CNW volumes, system congestion caused by severe weather and the late arrival of new locomotives, and inflation were primarily responsible for the escalation in salaries, wages and employee benefits ($107 million), rent expense ($55 million), materials and supplies expense ($26 million) and contracted services ($10 million). Personal injury expense increased
$8 million, reflecting higher average settlement costs, while other taxes increased $9 million--primarily the result of real estate taxes on CNW properties. Fuel and utility costs increased $35 million, reflecting increased fuel prices, incremental CNW volumes and weather-related inefficiencies. Depreciation expense rose $33 million, reflecting the addition of CNW properties and continued capital spending. Operating income improved
$11 million to $292 million in 1996, while the operating ratio increased to 82.6 in 1996 from 79.6 in 1995.

Trucking - Overnite's operating environment was extremely difficult in the first quarter of 1996. The major factors affecting Overnite's operations were industry overcapacity, severe winter weather, aggressive pricing efforts from regional less-than-truckload (LTL) and truckload carriers and wage and benefit inflation. As a result, Overnite reported a net loss of $17 million in 1996 compared to a net loss of $4 million in 1995. Results for both periods included goodwill amortization of $5 million.

Overnite's operating revenues advanced $10 million (4%) to $255 million as a 5% increase in volumes was slightly offset by a 1% decrease in average prices. Increased volumes were generated by a 6% increase in LTL tonnage; year-over-year truckload volumes were essentially unchanged.

Operating expenses increased $30 million to $280 million. Salaries, wages and employee benefit costs increased $13 million due to wage and benefit inflation, increased volumes and weather-related inefficiencies. Overnite's efforts to balance traffic lanes on longer-haul business through the use of intermodal rail service and contract line-haul carriers resulted in a $7 million increase in rent and purchased transportation expenses. Fuel and utilities costs rose $3 million, the result of increased volumes, weather-related inefficiencies and a 13% increase in fuel prices, while general and administrative costs advanced $2 million--largely due to costs incurred in response to unionization efforts. Overnite's operating loss grew $20 million to an operating loss of $25 million in 1996, while Overnite's operating ratio (including goodwill amortization) increased to 109.7 for the quarter from 102.2 in 1995.

Corporate Services and Other Operations - Expenses related to Corporate Services and Other Operations (comprising corporate expenses, third-party interest charges, inter-company interest allocations, other income and income taxes related to the Corporation's holding company operations and the results of other operating units) decreased $19 million to $42 million. This decrease is largely the result of lower Corporate interest costs reflecting the utilization of the Resources' IPO dividend to reduce debt levels. Other operating units recorded an operating loss of $2 million in 1996 compared to operating income of $3 million in 1995.

RESULTS OF DISCONTINUED OPERATIONS
Natural Resources - Resources' 1996 earnings declined $2 million from 1995 to $59 million, as higher average realized hydrocarbon prices and sales volumes were more than offset by increased depreciation and depletion; plants, pipeline and marketing expenses; and interest and administrative costs related to Resources' IPO. UPC recognized $49 million of Resources' 1996 net income in discontinued operations, reflecting its 83% ownership of Resources during the period.

Operating revenues increased $65 million (20%) to $390 million. Producing property revenues increased $26 million (13%), as the effects of a 5% increase in natural gas production and increases in average natural gas, natural gas liquids and crude oil prices (20%, 20% and 4%, respectively)--primarily the result of below normal temperatures in the eastern U.S.--more than offset a 12% reduction in crude oil volumes, reflecting crude oil production declines for all business units. During the quarter, Resources continued its aggressive development program in the Austin Chalk, remaining the most active U.S.
driller. Plants, pipelines and marketing revenues advanced $39 million, largely due to the expansion of two West Texas gas processing plants, the start-up and expansion of pipelines in West Texas and the Austin Chalk, and higher average product price realizations.

Operating expenses increased $54 million in 1996 to $293 million. Exploration costs increased $9 million, largely the result of increased dry hole costs--reflecting increased exploratory drilling activity in the current high price environment. Plants, pipeline and marketing expenses increased
$20 million to $61 million reflecting the start-up and expansion of West Texas and Austin Chalk pipelines and higher gas plant hydrocarbon purchase costs. Depreciation and depletion costs rose $17 million, primarily as a result of a property writedown and a greater proportion of higher cost Austin Chalk production. Production expenses increased $5 million reflecting higher lease operating costs. Operating income improved to $97 million in 1996 from $86 million a year earlier.

            CHANGES IN FINANCIAL CONDITION AND OTHER DEVELOPMENTS

FINANCIAL CONDITION - During the first three months of 1996, cash from operations was $261 million compared to $250 million in 1995. This
$11 million increase primarily reflects the impact of higher non-cash expenses--mainly depreciation and accrued expenses--offset by lower earnings and higher tax payments related to the 1995 Columbia Gas bankruptcy settlement and Resources' sale of its Wilmington, California field in 1994.

Cash used in investing activities was $246 million in 1996 compared to cash provided by investing activities of $89 million in 1995. This change in cash reflects increased capital expenditures of $81 million--largely from fleet expansion and renewal at the Railroad--and the absence of $225 million in USPCI, Inc. sale proceeds collected in January 1995.

Outstanding debt levels decreased $10 million from December 31, 1995 to March 31, 1996 as cash provided by UPC's continuing and discontinued operations ($271 million) and the depletion of cash on hand at year-end
1995 were utilized to fund capital investments and dividends. The quarterly common stock dividend remained at $0.43 per share in the first quarter of 1996. The ratio of debt to capital employed improved to 49.7% at March 31, 1996 from 50.0% at December 31, 1995. This decrease reflected the relatively unchanged debt levels and a $72 million increase in equity--primarily the result of net income of $156 million offset by dividends of $89 million.

OTHER MATTERS
Labor Matters
Railroad: Approximately 90% of the Railroad's 35,000 employees are represented by one of twelve national rail unions. In November 1994, negotiations began on new labor agreements for all crafts. In January 1996, a tentative agreement was reached between the major freight railroads and the leadership of the United Transportation Union (UTU)--representing approximately 25% of the Railroad's unionized workforce--which was rejected in April 1996 by the union's membership. The railroads and the UTU agreed to accept binding arbitration which resulted in a decision in May 1996 to adopt the original five-year agreement, which includes a combination of general wage increases and lump-sum payments from 3% to 3.5% annually, as well as increased work rule flexibility.

In February 1996, a tentative agreement was reached between the major freight railroads and the leadership of the Brotherhood of Locomotive Engineers
(BLE)--representing approximately 15% of the Railroad's unionized workforce. Ratification votes by the BLE's membership are currently in process. The Transportation Communications Union (TCU)--representing approximately 20% of the Railroad's unionized workforce--was released from mediation by the National Mediation Board (NMB) when the TCU rejected the NMB's binding arbitration alternative. The President appointed a Presidential Emergency Board (PEB) on
May 8, 1996, which postponed a work shutdown for at least 60 days.
The PEB will ultimately make recommendations for settlement, but neither the railroads nor the TCU is required to accept such recommendations.
Should negotiations with other crafts, including the BLE, reach an impasse, it is anticipated that separate PEBs will be appointed by the President to examine the disputes and make recommendations for settlement. In the event that a work shutdown occurs, Congress may enact legislation resolving the disputes, although there is no assurance that it will do so. At this time, the ultimate outcome of binding arbitration, labor negotiations, PEB recommendations or Congressional action is not clear. However, the Corporation continues to be optimistic that a combination of negotiated settlements, arbitration awards, and PEB settlements will finalize this round of negotiations in 1996. In the past, any ultimate service interruption has been quickly addressed by Congress with limited disruption to the Railroad's operations.

Overnite: Overnite continues to resist the Teamsters' efforts to unionize Overnite service centers. Since year-end 1995, six Overnite service centers have held union elections--two of which voted for union representation--while the employees of two service centers that previously voted for union representation filed petitions with the National Labor Relations Board to decertify the Teamsters as their union bargaining representative.
Despite the Teamsters' efforts, less than 9% of Overnite's workforce has voted for union representation. Overnite has begun negotiations with the Teamsters at several of the unionized service centers and is unable at this time to estimate the impact these negotiations will have on its future operating costs or profitability.

Management - In April 1996, Overnite announced the formation of an Office of the Chairman, consisting of Leo Suggs, Overnite's newly appointed Chairman and Chief Executive Officer, and Jim Douglas, President and Chief Operating Officer.
Since 1992, Mr. Suggs has served as President and Chief Executive Officer of Preston Trucking Company, Inc. and prior thereto as Senior Vice President of Corporate Development for Yellow Corporation.

Accounting Pronouncements - The Financial Accounting Standards Board (FASB) issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes methods for determining when an impairment of long-lived assets has occurred and for measuring the impairment of long-lived assets. Initial adoption of Statement 121 did not have a material effect on UPC's operating results or financial condition.

The FASB also issued Statement No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and which requires increased stock-based compensation disclosure if expense recognition is not adopted. The Corporation has not elected expense recognition for stock options and therefore implementation of this Statement had no effect on UPC's operating results or financial condition.

Commitments and Contingencies - There are various lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates.
The Corporation does not expect that the lawsuits, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

PART II.  OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings

         As previously reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, in July 1995 the Butte County (Oroville, California) District Attorney advised that a civil penalty action would be filed against the Railroad for violations resulting from the derailment and spill of diesel fuel into the Feather River in Peo, California on April 14, 1995. The District Attorney has since advised the Railroad that he intends to seek $180,000 in civil penalties and resource damages for such spill. In late July, the California Regional Water Quality Control Board also filed a separate penalty action seeking $40,000 for the same incident. This latter action was settled for $40,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a) The annual meeting of stockholders of the Corporation was held on April 19, 1996.

    (c) At the Annual Meeting, the Corporation's stockholders voted for the election of Richard B. Cheney (170,493,706 shares in favor; 12,237,605 shares withheld), E. Virgil Conway (170,493,912 shares in favor; 12,230,443 shares withheld), Drew Lewis (170,333,950 shares in favor; 12,318,548 shares withheld), L. White Matthews, III (170,583,530 shares in favor; 12,218,699 shares withheld), Jack L. Messman (170,506,520 shares in favor; 12,222,730 shares withheld), and Thomas A. Reynolds, Jr.(170,486,590 shares in favor; 12,232,592 shares withheld) as directors of the Corporation. In addition, the Corporation's stockholders voted to eliminate cumulative voting (134,347,182 shares in favor, 22,662,877 shares against and 8,483,708 shares abstained), to declassify the Board of Directors (152,482,535 shares in favor, 4,366,382 shares against and 8,643,622 shares abstained), and to appoint Deloitte & Touche LLP as independent auditors of the Corporation (172,731,476 shares in favor, 558,847 shares against and 9,411,033 shares abstained). Furthermore, a stockholder resolution to provide that an independent director serve as chair of the board was defeated (2,864,789 shares in favor, 167,017,057 shares against and 5,380,536 shares abstained).

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

          3 - Union Pacific's Revised Articles of Incorporation, as amended through April 25, 1996.

         11 - Computation of earnings per share.

         12 - Computation of ratio of earnings to fixed charges.

         27 - Financial data schedule.

    (b)  Reports on Form 8-K

         On January 23, 1996, the Corporation filed a Current Report on Form 8-K containing (i) an Indenture dated as of January 5, 1996 between the Corporation and Chemical Bank, (ii) historical financial statements for Southern Pacific as of December 31, 1994 and September 30, 1995, (iii) restated financial statements of the Corporation reflecting the financial presentation of Resources as a discontinued operation, (iv) pro forma financial statements as of September 30, 1995 for the Corporation and Southern Pacific and (v) a statement concerning the Corporation's consolidated income statement for the nine months ended September 30, 1995.

SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 15, 1996



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

     3 Union Pacific's Revised Articles of Incorporation, as amended through April 25, 1996.

    11                Computation of Earnings Per Share

    12                Computation of Ratio of Earnings to
                      Fixed Charges

    27                Financial Data Schedule