Form 10-K405/A
period 1995-12-31
UNION PACIFIC CORP
filed 1996-06-26
CIK 100885

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                     ----------------------------------

                               FORM 10-K405/A-1
    (Mark One)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [X]          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended December 31, 1995
                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [ ]          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the transition period from          to
                                                    -------     -------

                  Commission file number 1-6075

                       UNION PACIFIC CORPORATION
         (Exact name of registrant as specified in its charter)

          Utah                                       13-2626465
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                 Identification No.)

Martin Tower, Eighth and Eaton Avenues                  18018
       Bethlehem, Pennsylvania                        (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code    (610) 861-3200

                     ------------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                              Name of each
                                                              exchange on
          Title of each class                               which registered
- ----------------------------------------                    ---------------
Common Stock (Par Value $2.50 per share)                    New York Stock
                                                            Exchange, Inc.
4 3/4% Convertible Debentures Due 1999                      New York Stock
                                                            Exchange, Inc.
                      ------------------------------

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
                               Yes   X      No
                                   -----       -----

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].
                              -----
                      ------------------------------
    As of February 29, 1996, the aggregate market value of the registrant's Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was approximately $13,572,981,774.

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

    The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 to correct the Form Type of the report from Form 10-K to Form 10-K405, and to include the following exhibits:

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Exhibit Number      Exhibit
- --------------      -------

(23)                Independent Auditors' Consents

(99)(a) Financial Statements for the Fiscal Year ended December 31, 1995 required by Form 11-K for the Union Pacific Corporation Thrift Plan.

(99)(b) Financial Statements for the Fiscal Year ended December 31, 1995 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan.

(99)(c) Financial Statements for the Fiscal Year ended December 31, 1995 required by Form 11-K for the Skyway Retirement Savings Plan.

(99)(d) Financial Statements for the Fiscal Year ended December 31, 1995 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan.

(99)(e) Financial Statements for the Fiscal Year ended December 31, 1995 required by Form 11-K for the Union Pacific Motor Freight Agreement Employee 401(k) Retirement Thrift Plan.

                           UNION PACIFIC CORPORATION
SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: June 25, 1996


                                 UNION PACIFIC CORPORATION
                                 (Registrant)

                                 /s/ Morris B. Smith
                                 ---------------------------
                                 Morris B. Smith,
                                 Vice President and Controller
                                 (Chief accounting officer
                                 and duly authorized officer)

                             EXHIBIT INDEX
                             --------------

Exhibit Number      Exhibit
- --------------      -------

(23)                Independent Auditors' Consents

(99)(a) Financial Statements for the Fiscal Year ended December 31, 1995 required by Form 11-K for the Union Pacific Corporation Thrift Plan.

(99)(b) Financial Statements for the Fiscal Year ended December 31, 1995 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan.

(99)(c) Financial Statements for the Fiscal Year ended December 31, 1995 required by Form 11-K for the Skyway Retirement Savings Plan.

(99)(d) Financial Statements for the Fiscal Year ended December 31, 1995 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan.

(99)(e) Financial Statements for the Fiscal Year ended December 31, 1995 required by Form 11-K for the Union Pacific Motor Freight Agreement Employee 401(k) Retirement Thrift Plan.