Form 10-Q
period 1996-06-30
UNION PACIFIC CORP
filed 1996-08-09
CIK 100885

       COVER

                            FORM 10-Q

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549-1004

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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

YES    X        NO
     -----          -----
    As of July 31, 1996, there were 205,901,613 shares of the Registrant's Common Stock outstanding.

       INDEX
                     UNION PACIFIC CORPORATION
                              INDEX



PART I.  FINANCIAL INFORMATION
                                                                 Page Number
                                                                 -----------
Item 1:  Condensed Consolidated Financial Statements:

       CONDENSED STATEMENT OF CONSOLIDATED INCOME - For the
         Three Months and Six Months Ended June 30, 1996 and
         1995..................................................      1

       CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
         At June 30, 1996 and December 31, 1995................    2 - 3

       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
         the Six Months Ended June 30, 1996 and 1995...........      4

       CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS -
         For the Six Months Ended June 30, 1996 and 1995.......      4

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....    5 - 9


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................   10 - 16



                   PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings.....................................   17 - 18

Item 6:  Exhibits and Reports on Form 8-K......................   19 - 20

Signature......................................................     21

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

          UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

              CONDENSED STATEMENT OF CONSOLIDATED INCOME

   For the Three Months and Six Months Ended June 30, 1996 and 1995
   -----------------------------------------------------------------
       (Amounts in Millions, Except Ratio and Per Share Amounts)
                              (Unaudited)

                                              Three Months Ended           Six Months Ended
                                                    June 30,                   June 30,
                                              ---------------------        -----------------
                                               1996          1995           1996      1995
                                              -------       -------        -------   -------
Operating Revenues (Note 3)................   $ 2,012       $ 1,874        $ 3,980   $ 3,538
                                              -------       -------        -------   -------
Operating Expenses:

  Salaries, wages and employee benefits....       744           730          1,517     1,386
  Equipment and other rents................       213           178            441       341
  Depreciation and amortization............       174           159            346       297
  Fuel and utilities (Note 5)..............       181           144            344       270
  Materials and supplies...................       111            96            227       185
  Other costs..............................       201           230            451       443
                                              -------       -------        -------   -------
     Total.................................     1,624         1,537          3,326     2,922
                                              -------       -------        -------   -------
Operating Income...........................       388           337            654       616

Other Income - Net.........................        32            22             50        70

Interest Expense (Notes 2, 3, 4 and 5).....      (114)         (111)          (231)     (201)

Corporate Expenses.........................       (22)          (24)           (51)      (54)
                                              -------       -------        -------   -------
Income Before Income Taxes.................       284           224            422       431

Income Taxes...............................       (98)          (74)          (129)     (151)
                                              -------       -------        -------   -------
Income from Continuing Operations..........       186           150            293       280

Income from Discontinued Operations
 (Note 4)..................................        58            74            107       135
                                              -------       -------        -------   -------
Net Income.................................   $   244       $   224        $   400   $   415
                                              =======       =======        =======   =======

Earnings Per Share:

  Income from Continuing Operations........   $  0.90       $  0.73        $  1.42   $  1.36

  Income from Discontinued Operations......      0.28          0.36           0.52      0.66
                                              -------       -------        -------   -------
  Net Income...............................   $  1.18       $  1.09        $  1.94   $  2.02
                                              =======       =======        =======   =======

Weighted Average Number of Shares..........     206.4         205.6          206.4     205.6

Cash Dividends Per Share...................   $  0.43       $  0.43        $  0.86   $  0.86

Ratio of Earnings to Fixed Charges (Note 6)                                    2.4       2.9



          UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

        CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
        ------------------------------------------------------
                         (Millions of Dollars)
                              (Unaudited)

                                                     June 30,     December 31,
ASSETS                                                 1996           1995
                                                    ----------    ------------
Current Assets:

  Cash and temporary investments...............     $      73        $     230
  Accounts receivable .........................           417              349
  Inventories..................................           220              238
  Notes receivable (Note 4)....................           653              653
  Other current assets.........................           230              209
                                                    ---------        ---------

       Total Current Assets....................         1,593            1,679
                                                    ---------        ---------

Investments:

  Investments in and advances to affiliated
     companies (Note 2)........................         1,267            1,260
  Other investments............................           154              187
                                                    ---------        ---------
       Total Investments.......................         1,421            1,447
                                                    ---------        ---------

Properties:

  Railroad:

    Road and other.............................        13,245           12,888
    Equipment..................................         5,100            5,004
                                                    ---------        ---------

       Total Railroad..........................        18,345           17,892

  Trucking.....................................           746              744
  Other........................................           114              112
                                                    ---------        ---------

       Total Properties........................        19,205           18,748

  Accumulated depreciation.....................        (4,866)          (4,643)
                                                    ---------        ---------

       Properties - Net........................        14,339           14,105
                                                    ---------        ---------

Net Assets of Discontinued Operations (Note 4).         1,419            1,312

Excess Acquisition Costs - Net.................           712              730

Other Assets...................................           265              173
                                                    ---------        ---------

       Total Assets............................     $  19,749        $  19,446
                                                    =========        =========


               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

            CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
            -------------------------------------------------------
            (Amounts in Millions, Except Share and Per Share Amounts)
                                  (Unaudited)

                                                     June 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1996         1995
                                                    ----------   -----------
Current Liabilities:

  Accounts payable................................   $     126     $     145
  Accrued wages and vacation......................         324           284
  Income and other taxes..........................         181           178
  Accrued casualty costs..........................         188           192
  Dividends and interest..........................         202           203
  Debt due within one year........................         232           132
  Other current liabilities.......................         761           765
                                                     ---------     ---------

     Total Current Liabilities....................       2,014         1,899
                                                     ---------     ---------

Debt Due After One Year...........................       5,923         6,232

Deferred Income Taxes.............................       3,712         3,498

Retiree Benefits Obligation ......................         622           588

Other Long-Term Liabilities (Note 7)..............         646           649

Minority Interest in Consolidated
   Subsidiary (Note 4)............................         236           216

Stockholders' Equity:

  Common stock, $2.50 par value, authorized
    500,000,000 shares, 232,910,306 shares issued
    in 1996, 232,317,010 shares issued in 1995....         582           581
  Paid-in surplus.................................       2,139         2,111
  Retained earnings...............................       5,550         5,327
  Treasury stock, at cost, 27,017,072 shares in
    1996, 26,737,806 shares in 1995...............      (1,675)       (1,655)
                                                     ---------     ---------

     Total Stockholders' Equity...................       6,596         6,364
                                                     ---------     ---------

     Total Liabilities and Stockholders' Equity...   $  19,749     $  19,446
                                                     =========     =========




              UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
               ----------------------------------------------
               For the Six Months Ended June 30, 1996 and 1995
                            (Millions of Dollars)
                                (Unaudited)

                                                            1996        1995
                                                          -------     -------
Cash flows from operating activities:

   Net income.........................................    $   400     $   415

   Non-cash charges to income:
      Depreciation and amortization...................        346         297
      Deferred income taxes...........................        (23)          8
      Other - net.....................................         69         (75)
   Income from discontinued operations (Note 4).......       (107)       (135)
   Changes in current assets and liabilities..........         44         161
                                                          -------     -------

Cash from continuing operations.......................        729         671
                                                          -------     -------

Cash flows from investing activities:

   Capital investments................................       (498)       (377)
   Investments and acquisitions (Note 3)..............         --      (1,170)
   Cash provided by discontinued operations (Note 4)..         20         287
   Other - net........................................         15         110
                                                          -------     -------

      Cash used in investing activities...............      (463)      (1,150)
                                                          -------     -------
Cash flows from equity and financing activities:

   Dividends paid.....................................       (177)       (176)
   Debt repaid .......................................     (1,217)     (1,363)
   Financings.........................................      1,008       1,986
   Other - net........................................        (37)        (32)
                                                          -------     -------

      Cash (used in) provided by equity and
       financing activities...........................       (423)        415
                                                          -------     -------

      Net decrease in cash and temporary investments..    $  (157)    $   (64)
                                                          =======     =======

            CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS
               For the Six Months Ended June 30, 1996 and 1995
               -----------------------------------------------
               (Amounts in Millions, Except Per Share Amounts)
                                 (Unaudited)

                                                           1996        1995
                                                         -------     -------
Balance at Beginning of Year.........................    $ 5,327     $ 4,734

Net Income...........................................        400         415
                                                         -------     -------

       Total.........................................      5,727       5,149

Dividends Declared ($0.86 per share in 1996
                     and 1995).......................       (177)       (177)
                                                         -------     -------

     Balance at End of Period........................    $ 5,550     $ 4,972
                                                         =======     =======


              UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1. Responsibilities for Financial Statements - The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1995 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation or UPC) Annual Report to Stockholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months and three months ended June 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

2. Acquisition of Southern Pacific Rail Corporation (Southern Pacific) - In August 1995, the Corporation and Southern Pacific entered into a definitive merger agreement (the Agreement) providing for the acquisition of Southern Pacific by UPC. Under the terms of the Agreement, UPC completed a first-step cash tender offer in September 1995, pursuant to which approximately 39 million, or 25%, of the outstanding common shares of Southern Pacific were acquired at a price of $25 per share. The cash tender offer was funded with $976 million in borrowings under the Corporation's then existing credit facilities. Following the effective date of final approval by the Surface Transportation Board (STB) of the U.S. Department of Transportation--the successor to the Interstate Commerce Commission--UPC will complete the acquisition by exchanging the remaining Southern Pacific common shares, at the holder's election and subject to proration, for $25 in cash or 0.4065 shares of the Corporation's common stock. The total cost of the acquisition will be approximately $4.1 billion (comprised of $1.6 billion in cash funded through existing credit facilities and $2.5 billion in UPC common stock) plus the assumption of all Southern Pacific debt.

   On July 3, 1996, the STB held a voting conference at which it announced its unanimous approval of the acquisition of Southern Pacific by UPC with certain conditions. UPC expects to receive a final written decision by the STB regarding the acquisition of Southern Pacific by August 12, 1996 and expects to consummate the Southern Pacific acquisition in September 1996. The conditions announced at the STB's July 3, 1996 voting conference are not expected to materially reduce the economic benefits projected from the Southern Pacific acquisition. Should the final written decision of the STB contain conditions or other terms materially different from those voted upon by the STB at the July 3, 1996 voting conference and as a result the Corporation elects under the terms of the Southern Pacific merger agreement not to complete the acquisition, a subsequent disposition of the shares of Southern Pacific common stock owned by the Corporation could result in a significant loss. However, the Corporation believes that the STB's final written decision approving the Southern Pacific acquisition will not contain conditions or terms that are materially different from those voted upon by the STB on July 3, 1996.

   The business combination with Southern Pacific will be accounted for as a purchase. Until the consummation of the acquisition, the Corporation will account for its 25% investment in Southern Pacific using the equity method. Although the purchase price allocation will not be finalized until after the STB renders its final written decision, initial estimates indicate that the fair value of tangible assets acquired will exceed the purchase price.

3. Acquisition of Chicago and North Western Transportation Company (CNW) - In April 1995, UPC completed the acquisition of the remaining 71.6% of CNW's outstanding common stock not previously owned by the Corporation for approximately $1.2 billion, funded by the issuance of additional debt.
   Prior to the acquisition, CNW was the nation's eighth largest railroad. The acquisition of CNW has been accounted for as a purchase, and CNW's financial results were consolidated with the Corporation effective May 1, 1995.

4. Union Pacific Resources Group Inc. (Resources) - In July 1995, the Corporation's Board of Directors approved a formal plan to divest UPC's natural resources business through an initial public offering (IPO) by Resources followed by a pro-rata distribution of the Resources' shares owned by the Corporation to its stockholders. The distribution is subject to UPC's receipt of a favorable Internal Revenue Service ruling as to the tax-free nature of the distribution and is expected to occur in the fourth quarter of 1996 after the completion of the acquisition of Southern Pacific.

   The IPO of 42.5 million Resources' shares at $21 per share was completed in October 1995 and generated net proceeds of $844 million. At that time, Resources distributed to UPC a dividend of $1,621 million ($912 million in cash, $650 million in 8.5% notes due within 90 days of the stock distribution and a $59 million intercompany balance owed by the Corporation). UPC used the cash proceeds to repay outstanding commercial paper.

   Resources' results have been reported as a discontinued operation in the Corporation's condensed consolidated financial statements for all periods presented. The Corporation's share of Resources' net income was $58 million and $74 million for the three months ended June 30, 1996 and 1995, respectively, and $107 million and $135 million for the six months ended June 30, 1996 and 1995, respectively. As a result of the IPO, the Corporation's 1996 results for all periods presented reflect 83% of Resources' net income while 1995 results reflect 100% of Resources' net income for all periods presented. These amounts are net of income taxes of $30 million and $17 million for the three months ended June 30, 1996 and 1995, respectively, and $52 million and $37 million for the six months ended June 30, 1996 and 1995, respectively.

   The following summarized financial information is derived from Resources' condensed consolidated financial statements to be contained in Resources' second quarter 1996 Quarterly Report on Form 10-Q, which will be filed with the Securities and Exchange Commission no later than August 14, 1996, and is presented to provide additional information on Resources' financial results to the Corporation's stockholders:

                                   June 30,      December 31,
                                     1996            1995
                                 -----------     ------------
                                      (Millions of Dollars)
   Current assets                     $  354           $  420
   Non-current assets                  2,949            2,889
   Current liabilities                   926            1,067
   Non-current liabilities               958              930
   Stockholders' equity                1,419            1,312


                            Three Months Ended           Six Months Ended
                           June 30,     June 30,      June 30,        June 30,
                             1996        1995           1996            1995
                         ----------- ------------   -----------    -----------
                           (Millions of Dollars)       (Millions of Dollars)
   Operating revenues           $428         $341        $818             $666
   Operating income              120           88         218              175
   Net income                     70           74         130              135


   Financial Instruments: Resources uses swaps, futures, options and forward contracts to protect against unfavorable hydrocarbon price movements. Credit risk related to these activities is managed by requiring that counterparties meet minimum credit standards. At June 30, 1996, the largest credit risk associated with any of Resources' counterparties was approximately $5 million.

   At June 30, 1996, Resources had entered into near-term futures contracts and price swaps for August through December 1996 with respect to average natural gas sales volumes of 389 MMcfd at $2.22/Mcf and for January through March 1997 with respect to average natural gas sales volumes of 40 MMcfd at $1.36/Mcf (Rockies price). At June 30, 1996, these contracts had a total deferred unrealized loss of $11 million. In addition, Resources had entered into near-term futures contracts to hedge 9 MBbld of crude oil production for August through December 1996 at an average price of $18.61/Bbl, which had a total deferred unrealized loss of $1 million. Furthermore, Resources has purchased commodity options that effectively set a minimum average crude oil price (floor) of $18.04/Bbl for July through December 1996 volumes of 26 MBbld and a natural gas price floor of $2.04/Mcf for August through December volumes of 178 MMcfd. At June 30, 1996, the deferred unrealized loss on such commodity options was $3 million. Resources has also entered into swaps and futures related to long-term fixed price commitments for 21.7 Bcf of natural gas which had a total deferred unrealized loss of $7 million at June 30, 1996. Resources' total deferred unrealized loss as of June 30, 1996 for all financial instruments was $22 million.

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

   The Corporation addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and periodic settlements. The largest credit risk associated with any of the Corporation's counterparties was $20 million at June 30, 1996. The Corporation has not been required to provide, nor has it received, any significant amount of collateral relating to its hedging activity.

   The fair market value of the Corporation's derivative financial instrument positions at June 30, 1996 was determined based on current fair market values as quoted by recognized dealers or developed based on the present value of expected future cash flows discounted at the applicable zero coupon U.S. treasury rate and swap spread.

   Interest Rates - The Corporation controls its overall risk to fluctuations in interest rates by managing the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. Derivatives are used in limited circumstances as one of the tools to obtain the targeted mix. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of such debt as debt maturities occur or as incremental borrowings are required. The Corporation also obtains additional flexibility in managing interest costs and the interest rate mix within its debt portfolio by issuing callable fixed rate debt securities.

   At June 30, 1996, the Corporation had outstanding interest rate swaps on $305 million of notional principal amount of debt (5% of the total debt portfolio) with a gross fair market value asset position of $21 million and a gross fair market value liability position of $8 million. These contracts mature over the next one to nine years. Interest rate hedging activity increased second quarter 1996 interest expense by $2 million and year-to-date 1996 interest expense by $4 million.

   Fuel - During 1996, fuel costs approximated 10% of the Corporation's total operating expenses. As a result of the significance of the fuel costs and the historical volatility of fuel prices, the Corporation's transportation subsidiaries periodically use swaps, futures and forward contracts to
   mitigate the impact of fuel price volatility.   The intent of this program
   is to protect the Corporation's operating margins and overall profitability from adverse fuel price changes. However, the use of these contracts also limits the benefit of favorable fuel price changes.

   At June 30, 1996, Union Pacific Railroad Company and its affiliate Missouri Pacific Railroad Company (collectively the Railroad) had hedged 33% of its remaining 1996 fuel consumption at $0.46 per gallon based on a Gulf Coast market, while Overnite Transportation Company had not hedged any of its 1996 fuel requirements. At June 30, 1996, the Railroad had outstanding swap agreements covering its fuel purchases of $63 million with a gross and net fair market value asset position of $12 million. Fuel hedging lowered second quarter 1996 fuel costs by $5 million and lowered fuel costs for the six months ended June 30, 1996 by $10 million.

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

8. Accounting Pronouncements - In June 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. This statement is effective for transfers of financial assets and extinguish-ments of liabilities occurring after December 31, 1996 and is not expected to have a material impact on UPC's operating results or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                         RESULTS OF OPERATIONS

             Quarter ended June 30, 1996 Compared to June 30, 1995

CORPORATE REORGANIZATION
Chicago and North Western Transportation Company (CNW) - In April 1995, Union Pacific Corporation (the Corporation or UPC) acquired the remaining 71.6% of CNW's outstanding common stock not previously owned by UPC for $1.2 billion. The acquisition of CNW was accounted for as a purchase and CNW's financial results were consolidated with UPC beginning in May 1995 (see Note 3 to the Condensed Consolidated Financial Statements).

Natural Resources Divestiture - In July 1995, UPC's Board of Directors approved a formal plan to exit its natural resources business. The plan includes an initial public offering (IPO) of Union Pacific Resources Group Inc.'s (Resources) common stock (which occurred in October 1995) followed by the distribution of UPC's remaining interest in Resources to the Corporation's stockholders on a tax-free, pro-rata basis. The distribution of Resources' common stock is subject to UPC's receipt of a favorable ruling from the Internal Revenue Service (IRS) as to the tax-free nature of the distribution. The distribution of Resources also cannot occur until after the completion of the acquisition of Southern Pacific Rail Corporation (Southern Pacific)(see Note 4 to the Condensed Consolidated Financial Statements).

Southern Pacific Acquisition - On July 3, 1996, the Surface Transportation Board (STB) of the U.S. Department of Transportation--the successor to the Interstate Commerce Commission--held a voting conference on the proposed acquisition of Southern Pacific by UPC. At the voting conference, the STB unanimously approved the acquisition of Southern Pacific by UPC with certain conditions. UPC expects to receive a final written decision by the STB regarding the acquisition of Southern Pacific by August 12, 1996. The Southern Pacific acquisition is expected to be consummated in September 1996 (see Note 2 to the Condensed Consolidated Financial Statements).

The conditions announced at the STB's July 3, 1996 voting conference are not expected to materially reduce the economic benefits projected from the Southern Pacific acquisition. Should the final written decision of the STB contain conditions or other terms materially different from those voted upon by the STB at the July 3, 1996 voting conference and as a result the Corporation elects under the terms of the Southern Pacific merger agreement not to complete the acquisition of Southern Pacific, a subsequent disposition of the shares of Southern Pacific common stock owned by the Corporation could result in a significant loss. However, the Corporation believes that the STB's final written decision approving the Southern Pacific acquisition will not contain conditions or terms that are materially different from those voted upon by the STB on July 3, 1996. Although the final written decision of the STB is expected by August 12, 1996, there is no assurance that STB approval will be obtained by such date. In addition, any appeals from the STB's final decision might not be resolved for a substantial period of time after the issuance of the final written decision by the STB.

FINANCIAL RESULTS
CONSOLIDATED - The Corporation reported record net income of $244 million or $1.18 per share for the second quarter of 1996, compared to 1995 net income of $224 million or $1.09 per share. Results for 1996 included CNW and, as a result of the Resources' IPO, reflected approximately 83% of Resources' net income in discontinued operations. Results for 1995 included CNW from May 1, 1995 and reflected the Corporation's 100% ownership of Resources in discontinued operations.

RESULTS OF CONTINUING OPERATIONS - The Corporation reported income from continuing operations of $186 million ($0.90 per share) in the second quarter of 1996, a 24% improvement from 1995's results of $150 million ($0.73 per share). Earnings for 1996 benefitted from improved operations at Union Pacific Railroad Company (including CNW) and its affiliate, Missouri Pacific Railroad Company (collectively, the Railroad), partially offset by slightly lower earnings at Overnite Transportation Company (Overnite).

Operating revenues grew 7% to $2.01 billion from $1.87 billion in 1995, reflecting increased volumes at the Railroad and Overnite and higher average commodity revenue per car at the Railroad, offset by the absence of real estate sales at the Corporation.

Operating expenses rose $87 million (6%) to $1.62 billion. Higher volumes at the Railroad and Overnite, the addition of CNW and inflation contributed to higher equipment and other rents ($35 million), materials and supplies
($15 million), salaries, wages and employee benefits ($14 million), and other taxes ($7 million). Fuel and utility costs increased $37 million, reflecting increased fuel prices and transportation volumes. Depreciation charges rose
$15 million--the result of the addition of CNW properties and UPC's continued reinvestment in its equipment and rail infrastructure. Offsetting these expense increases were an $18 million decline in real estate expenses--reflecting the absence of real estate sales activity by the Corporation--and reduced car repair accruals ($21 million), the result of increased demand from other railroads for foreign line car repairs.

Operating income increased $51 million (15%) to $388 million for the quarter. Interest expense increased $3 million, principally from higher debt levels associated with strategic acquisitions offset by the favorable impact of the Resources' IPO dividend and debt refinancing activities. Other income rose $10 million, primarily reflecting interest income on the IPO dividend notes receivable from Resources.

Railroad - The Railroad earned $235 million for the quarter, a 7% increase from $219 million in 1995, reflecting increased volumes and prices. Results in 1996 also included a $15 million increase in after-tax interest costs, primarily related to the Southern Pacific first-step cash tender offer.

Operating revenues improved $147 million (9%) to $1.72 billion, as an 8% (over 105,000 carloads) increase in traffic--the result of both CNW volumes and base business growth--combined with a 2% increase in average commodity revenue per car, reflecting longer average length of haul, favorable traffic mix shifts and pricing improvements.

Energy: Energy commodity revenue rose 23% to $386 million for the second quarter of 1996 reflecting an 11% increase in carloadings and a 10% increase in average revenue per car. Volume increases resulted from weather-related demand from utilities to replenish stockpiles of Powder River Basin coal. Pricing improvements reflected a longer average length of haul, the result of the CNW integration. The Railroad averaged 24 trains with increased tonnage per day out of the Southern Powder River in 1996 compared to 22 trains per day in 1995, despite an aggressive maintenance strategy which compressed a full season of North Platte corridor repairs into five days. Energy volumes for the balance of the year are expected to benefit from this compressed maintenance cycle.

Intermodal: Intermodal commodity revenue rose 4% to $224 million as an 8% increase in average revenue per car--the result of aggressive pricing and a favorable customer mix--was slightly offset by a 3% reduction in volumes-- reflecting reduced volumes from certain key customers due to a weakness in imports.

Industrial Products: Industrial products commodity revenue increased 9% to $285 million. Revenue improvements reflected a 15% increase in carloadings--driven primarily by growth in construction materials (stone, metallic minerals, lumber, cement and steel)--offset by a 5% product-mix-related reduction in average revenue per car.

Agricultural Products: Agricultural products commodity revenue grew 4% to $273 million, the result of a 9% increase in CNW-related carloadings offset by a 5% reduction in average revenue per car--reflecting increased competition for diminished grain supplies.

Chemicals: Chemicals commodity revenue increased 3% to $302 million, reflecting a 3% increase in carloadings. Carloadings growth resulted from a 13% increase in plastics volumes offset in part by reduced export fertilizer shipments and a soft demand for liquid and dry chemicals. Average revenue per car was unchanged for the quarter.

Automotive: Automotive commodity revenue rose 18% to $197 million primarily the result of a 22% increase in carloadings, consisting of a 36% increase in auto parts and a 16% increase in finished vehicles. Carloading growth reflected CNW volumes, a 4% increase in auto industry unit sales, and strong northbound Mexican business for both finished autos and auto parts. Average revenue per car decreased 3% reflecting the increased mix of parts versus finished vehicles carloadings.

Operating expenses advanced $89 million (7%) to $1.32 billion. Increased volumes, the integration of CNW and inflation contributed to higher equipment and other rents ($26 million), salaries, wages and employee benefits ($14 million), materials and supplies ($14 million) and other taxes ($6 million). Fuel and utility costs rose $35 million, reflecting a 16% increase in fuel prices and an 11% volume-related increase in fuel consumption slightly offset by improved locomotive efficiency. Depreciation expense rose $15 million, reflecting continued capital investment and the addition of CNW. Offsetting these increases was reduced car repair accruals ($21 million), the result of increased demand from other railroads for foreign line car repairs.

Operating income advanced $58 million (17%) to $407 million in 1996, while the operating ratio improved 1.5 points to 76.4 in 1996 from 77.9 in 1995. Interest expense increased $24 million, principally from higher debt levels associated with the CNW and Southern Pacific acquisitions offset by the favorable impact of debt refinancing activities.

Trucking - During the second quarter, Overnite continued to implement its strategic initiatives, aimed at better matching Overnite's operations to the current trucking industry business environment. Actions taken included workforce reductions, service center consolidations and repricing initiatives targeting Overnite's lowest margin customers. Nonetheless, trucking industry overcapacity and aggressive pricing from regional less-than-truckload (LTL) and truckload carriers continued to impact Overnite's operating results. As a result, Overnite reported a net loss of $12 million in 1996 compared to a net loss of $10 million in 1995. Results for both periods included goodwill amortization of $5 million.

Overnite's operating revenues advanced $15 million (6%) to $257 million as a 4% increase in volumes combined with a 1% increase in average prices. Increased volumes consisted of a 6% increase in LTL tonnage slightly offset by a 12% decrease in truckload volumes, reflecting Overnite's re-emphasis of its core LTL business.

Operating expenses increased $17 million to $274 million. Salaries, wages and employee benefit costs increased $4 million due to wage and benefit inflation slightly offset by workforce reductions. Overnite's efforts to balance traffic lanes on longer-haul business through the use of intermodal rail service and contract line-haul carriers resulted in a $9 million increase in rent and purchased transportation expenses. Fuel costs rose $2 million, primarily reflecting a 21% increase in fuel prices, while materials and supplies costs also rose $2 million--largely due to volume growth. Overnite's operating loss grew $2 million to $17 million in 1996, while Overnite's operating ratio (including goodwill amortization) increased to 106.6 for the quarter from
106.2 in 1995.

Corporate Services and Other Operations - Expenses related to Corporate Services and Other Operations (comprising corporate expenses, third-party interest charges, intercompany interest allocations, other income and income taxes related to the Corporation's holding company operations and the results of other operating units) decreased $22 million to $37 million. This decrease largely reflects lower Corporate interest costs, the result of the utilization of the Resources' IPO dividend to reduce debt levels. Other operating units recorded an operating loss of $2 million in 1996 compared to operating income of $3 million in 1995.

RESULTS OF DISCONTINUED OPERATIONS
Natural Resources - Resources' second quarter 1996 earnings declined $4 million to $70 million, as higher average realized hydrocarbon prices and sales volumes were more than offset by increased operating expenses and interest and administrative costs associated with Resources' IPO. As a result of Resources' October 1995 IPO, UPC recognized approximately 83% of Resources' 1996 net income in discontinued operations. The Corporation's 1995 results reflected UPC's 100% ownership of Resources in discontinued operations.

Operating revenues increased $87 million (25%) to $428 million, primarily as a result of higher revenues from producing properties and plants, pipelines and marketing operations. Producing property revenues increased $53 million (24%), reflecting production volume growth in natural gas and natural gas liquids (NGL) and increased hydrocarbon prices for all products. Natural gas production increased 8%--primarily the result of Austin Chalk drilling success and property acquisitions--while NGL volumes increased 40%, reflecting the processing of by-passed Austin Chalk and Rockies gas and ethane recovery in the Rockies and Canada. Depleted hydrocarbon storage supplies due to inclement winter weather and increased demand for natural gas by utilities, resulting from severe summer temperatures, caused natural gas, NGL and crude oil prices to rise 16%, 13% and 22%, respectively. Plants, pipelines and marketing revenues advanced $39 million, largely due to increases in plant volumes, the start-up and expansion of pipelines in West Texas and the Austin Chalk, and higher average product price realizations.

Operating expenses increased $55 million in 1996 to $308 million. Exploration costs increased $10 million, largely the result of increased dry hole costs-- reflecting increased exploratory drilling activity in the current high price environment. Plants, pipeline and marketing expenses increased $20 million to $66 million, reflecting the expansion and start-up of West Texas and Austin Chalk pipelines and higher gas plant hydrocarbon purchase costs. Depreciation and depletion costs rose $14 million, primarily as a result of increased production in the Austin Chalk. Production expenses increased $6 million reflecting higher production volumes, while general and administrative costs increased $4 million, principally resulting from costs associated with operating Resources as a stand-alone company. Operating income improved to $120 million in 1996 from $88 million a year ago. Interest expense increased $11 million to $13 million, the result of debt incurred by Resources in connection with its IPO dividend to UPC.


           Six Months Ended June 30, 1996 Compared to June 30, 1995

CONSOLIDATED RESULTS - The Corporation reported net income for the first half of 1996 of $400 million ($1.94 per share) compared to $415 million ($2.02 per share) for the same period of 1995. Results for 1996 included CNW and, as a result of the Resources' IPO, reflected approximately 83% of Resources' net income in discontinued operations. Results for 1995 included CNW from May 1, 1995 and reflected the Corporation's 100% ownership of Resources.

RESULTS OF CONTINUING OPERATIONS - Income from continuing operations advanced $13 million for the period to $293 million ($1.42 per share), as the positive impact of the Railroad's CNW integration more than offset higher debt service costs associated with the CNW and Southern Pacific acquisitions. Operating revenues increased $442 million (12%) to $3.98 billion for the period principally the result of the Railroad's operating revenue improvement of $444 million (15%)(reflecting the addition of CNW, increased base carloadings and a higher average revenue per car).

Consolidated operating expenses rose $404 million (14%) to $3.33 billion. CNW results, rail volume growth and inflation caused increases in salaries, wages and employee benefits ($131 million), equipment and other rents ($100 million), materials and supplies ($42 million), other taxes ($18 million), casualty accruals ($14 million) and contracted transportation ($11 million). Increased fuel prices and transportation volumes resulted in a $74 million increase in fuel and utilities costs. Depreciation charges rose $49 million--reflecting the addition of CNW properties and UPC's continued reinvestment in its equip-ment and rail infrastructure. Offsetting these increases were a decline in real estate expenses of $19 million reflecting the absence of real estate sales by the Corporation and reduced car repair accruals ($26 million), the result of increased demand by other railroads for foreign line car repairs.

Consolidated operating income advanced $38 million (6%) to $654 million for the first half of 1996, principally reflecting a $69 million improvement at the Railroad offset by a $22 million decline in operating results at Overnite. Other income declined $20 million, primarily the result of reduced real estate sales activity. Interest expense increased $30 million, principally from higher debt levels associated with the CNW and Southern Pacific acquisitions offset by the favorable impact of the Resources' IPO dividend and debt refinancing activities. The Corporation's effective tax rate for the period decreased to 30.6% from 35.0% a year ago, reflecting a favorable first quarter 1996 IRS tax settlement ($20 million) at the Railroad.

RESULTS OF DISCONTINUED OPERATIONS - Resources reported net income for the first half of 1996 of $130 million compared to $135 million for the same period of 1995. As a result of Resources' October 1995 IPO, UPC recognized approximately 83% of Resources' 1996 net income in discontinued operations. The Corporation's 1995 results reflected UPC's 100% ownership of Resources in discontinued operations. Operating revenues increased $152 million (23%) reflecting a 6% increase in sales volumes and a 14% increase in average sales prices. Operating expenses increased $109 million (22%), the result of higher volumes and increased general and administrative expenses related to operating Resources as a stand-alone company. Interest expense increased $23 million to $26 million, the result of debt incurred by Resources in connection with its IPO dividend to UPC.

                CHANGES IN CONSOLIDATED FINANCIAL CONDITION

During the first six months of 1996, cash from continuing operations was $729 million compared to $671 million for the same period in 1995. This $58 million increase primarily reflects lower CNW merger-related payments, improved inventory management at the Railroad, increased income from continuing operations and a higher proportion of non-cash expenses included in net income offset by a volume related increase in accounts receivable.

Cash used in investing activities was $463 million in 1996 compared to $1.15 billion in 1995. This change in cash reflects the absence of the second quarter 1995 CNW acquisition, reduced proceeds from real estate sales, the absence of $225 million in USPCI, Inc. sale proceeds collected in January 1995 and increased capital expenditures--largely from fleet expansion and renewal at the Railroad.

Outstanding debt levels decreased $209 million from December 31, 1995 to June 30, 1996 as cash provided by UPC's continuing and discontinued operations and the depletion of year-end 1995 cash balances were utilized to fund capital investments and dividends. The quarterly common stock dividend remained at $0.43 per share in the second quarter of 1996. The ratio of debt to capital employed improved to 48.3% at June 30, 1996 from 50.0% at December 31, 1995, reflecting debt reduction and increased stockholders' equity, the result of 1996 earnings.

The STB's voting conference unanimous approval of the Corporation's acquisition of Southern Pacific prompted Moody's Investors Service (Moody's) and Standard and Poor's (S&P) to downgrade UPC's long-term debt ratings and to reduce long-term debt ratings on the Corporation's primary subsidiaries. Moody's lowered UPC's senior unsecured debt rating from A3 to Baa2 while S&P lowered UPC's senior unsecured debt rating from A- to BBB. The Corporation's commercial paper debt rating remained unchanged. Moody's and S&P's debt rating reductions are not expected to impact UPC's annual interest expense significantly.

                           OTHER DEVELOPMENTS
OTHER MATTERS
Labor Matters
Railroad: Approximately 90% of the Railroad's 35,000 employees are represented by one of twelve national rail unions. The major freight railroads and the United Transportation Union (representing 25% of the Railroad's unionized workforce) and the Brotherhood of Locomotive Engineers (representing 15% of the Railroad's unionized workforce) have reached a five-year settlement, which includes a combination of general wage increases and lump-sum payments from 3% to 3.5% annually, as well as increased work rule flexibility. In July 1996, the leadership of the remaining major rail unions (including the Transportation Communications Union, the Brotherhood of Maintenance of Way Employees and three shop-craft unions) reached tentative labor agreements with the major freight railroads. Ratification votes on these agreements are expected in the third quarter of 1996. These events greatly reduce the possibility of rail strikes during this round of negotiations. The terms of the ratified and tentative agreements are not expected to have a material adverse affect on the Corporation's results of operations.

Overnite: Overnite continues to resist the efforts of the International Brotherhood of Teamsters (Teamsters) efforts to unionize Overnite service centers. Since year-end 1995, six Overnite service centers have held union elections--two of which voted for union representation--while the employees of three service centers that previously voted for union representation filed petitions with the National Labor Relations Board to decertify the Teamsters as their union bargaining representative. Despite the Teamsters' efforts, less than 9% of Overnite's workforce has voted for union representation. Overnite has begun negotiations with the Teamsters at several of the unionized service centers and is unable at this time to estimate the impact these negotiations will have on its future operating results.

Accounting Pronouncements - In June 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. This statement is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is not expected to have a material impact on UPC's operating results or financial condition.

Commitments and Contingencies - There are various lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corpo-ration has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. The Corporation does not expect that the lawsuits, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

PART II.  OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings

Southern Pacific Acquisition: On November 30, 1995, Union Pacific Corporation ("UP"), Southern Pacific Rail Corporation ("SP") and various of their affiliates filed an application (the "STB Application") seeking approval of the Interstate Commerce Commission (which was succeeded by the Surface Transportation Board (the "STB")) for the acquisition of control over SP and its affiliates by UP and its affiliates, the proposed merger of SP with an affiliate of UP (the "Merger"), and related transactions. After the filing of the STB Application, the STB received evidentiary submissions and briefs in connection with the proposed Merger. The STB heard oral arguments on the proposed Merger on July 1, 1996 and held a voting conference on the proposed Merger on July 3, 1996. At the voting conference, the STB decided to approve the Merger subject to a number of conditions, principally (a) the settlement agreement (as described below) between UP/SP and Burlington Northern Railroad Company and the Atchison, Topeka and Santa Fe Railroad Company (collectively, "BNSF") under which BNSF will receive trackage rights over more than 4,100 miles of UP/SP track and will purchase over 335 miles of UP/SP lines, augmented in a number of ways to expand BNSF's ability to gain access to traffic (e.g., through transloading facilities (facilities where goods are transferred between truck and railcars) and build-ins of rail lines to exclusively-served customers, through serving new shipper facilities on the lines over which it will have trackage rights, and opening to BNSF of 50% of all traffic now committed under contracts to UP or SP by shippers served by UP and SP and no other railroad),
(b) the settlement agreement between UP/SP and the Chemical Manufacturers Association which provides certain additional protections to shippers, (c) the settlement agreement between UP/SP and Utah Railway Company ("Utah Railway") under which Utah Railway will receive access to certain coal mines and loading facilities in Utah and trackage rights over SP from Utah Railway's line in Utah to Grand Junction, Colorado, (d) the grant of trackage rights to the Texas Mexican Railway ("Tex Mex") over UP/SP lines between Corpus Christi/Robstown, Texas, and Beaumont, Texas, via Houston, Texas, restricted to traffic moving on Tex Mex's Laredo-Corpus Christi/Robstown line, including terminal-area trackage rights in Houston, (e) environmental mitigation conditions, including a condition restricting increases in train volumes through Reno, Nevada, and Wichita, Kansas, for 18 months following the Merger while a consultant conducts a study of possible measures to reduce the potential adverse impact of increased rail traffic through those communities and the STB decides upon such measures, (f) standard labor protective conditions, and (g) a 5-year oversight process, pursuant to which the STB will review whether the conditions imposed on the Merger have effectively addressed competitive issues. A final written STB decision regarding the proposed Merger is expected by August 12, 1996.

The obligations of UP and certain of its affiliates to consummate the Merger are conditioned upon, among other things, the issuance by the STB of a decision (which decision shall not have been stayed or enjoined) that (A) constitutes a final order approving, exempting or otherwise authorizing consummation of the Merger and all other transactions contemplated by the related merger agreement (as such agreement has been amended, the "Merger Agreement") and other ancillary agreements (or subsequently presented to the STB by agreement of UP and SP) as may require such authorization and (B) does not (1) change or disapprove of the merger consideration or other material provisions of the Merger Agreement or (2) impose on UP, SP or any of their respective subsidiaries any other terms or conditions (including, without limitation, labor protective provisions but excluding conditions heretofore imposed in New York Dock Railway-Control-Brooklyn Eastern District, 360 I.C.C. 60 (1979)) that materially and adversely affect the long-term benefits expected to be received by UP from the transactions contemplated by the Merger Agreement. If, as expected, the final written decision of the STB does not contain terms materially different from those voted upon by the STB on July 3, 1996, UP has indicated that it expects to proceed with the transaction in accordance with and subject to the terms and conditions of the Merger Agreement.

Although the final written decision of the STB is expected by August 12, 1996, there is no assurance that STB approval will be obtained by such date. In addition, any appeals from the STB final order might not be resolved for a substantial period of time after the entry of such order by the STB.

On September 25, 1995, UP and certain of its subsidiaries, SP and certain of its subsidiaries, and BNSF entered into an agreement (the "BNSF Agreement") pursuant to which, among other things, UP and SP, on the one hand, and BNSF, on the other hand, agreed to grant each other various trackage rights and UP and SP agreed to sell certain lines to BNSF following the Merger, and BNSF agreed not to oppose UP's application to control SP in UP's case before the STB, not to seek any conditions in such case, not to support any requests for conditions filed by other parties and not to assist other parties in pursuing their requests. Among other things, these rights will allow BNSF to serve shippers who would otherwise lose a choice of two railroads as a result of the Merger. The trackage rights and line sales pursuant to the BNSF Agreement will be effective only upon UP's acquisition of control of SP. UP and SP agreed to ask the STB to impose the BNSF Agreement as a condition to approval of UP's application for control of SP. During the pendency of UP's case before the STB, UP and SP agreed not to enter into agreements with other parties, without BNSF's written consent, which would grant rights to other parties granted to BNSF or inconsistent with those granted to BNSF which would substantially impair the overall economic value of the rights granted to BNSF under the BNSF Agreement. The BNSF Agreement was amended on June 27, 1996 to confer certain additional rights on BNSF.

Pursuant to the BNSF Agreement, UP and SP will share more than 4,100 miles of track with BNSF under trackage rights and will sell more than 335 miles of track to BNSF. The sale of track will total approximately $150 million. As part of the BNSF Agreement, UP will also obtain certain trackage and access rights from BNSF. Trackage rights are a contractual arrangement between railroads which generally allow one railroad to operate its trains with its own crew over the tracks of another railroad for a fee.

On July 12, 1996, the City of Reno, Nevada filed a complaint against the STB in the U.S. District Court for the District of Nevada, seeking a writ of mandamus directing the STB to prepare, with regard to alleged impacts of the Merger on Reno and the surrounding area, an environmental impact statement pursuant to the National Environmental Policy Act and a conformity determination pursuant to the Clean Air Act. The STB would also be required to order UP/SP to maintain the status quo with respect to rail operations in the Reno area pending environmental review. UP believes the suit is without merit because, among other things, the District Court lacks jurisdiction, mandamus is inappropriate under the circumstances, and neither an environmental impact statement nor a conformity determination is required. UP and SP intervened as parties and will seek the suit's dismissal. UP anticipates that the STB will also seek dismissal of the suit.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

       2    -  Amended and Restated Agreement and Plan of Merger, dated as of
               July 12, 1996, among the Union Pacific Corporation ("UPC"),
               Union Pacific Railroad Company ("UPRR",) Southern Pacific Rail
               Corporation ("SP"), UP Holding Company, Inc. ("UP Holding") and
               Union Pacific Merger Co. ("UP Merger"), is incorporated herein by reference to Annex B to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's
               Registration Statement on Form S-4 (No. 33-64707).

        3   -  Union Pacific's By-Laws, as Amended Effective as of
               July 25, 1996.

       10(a) Amended and Restated Anschutz Shareholders Agreement, dated as of July 12, 1996, among UPC, UPRR, The Anschutz Corporation ("TAC"), Anschutz Foundation (the "Foundation"), and Mr. Philip F. Anschutz ("Mr. Anschutz"), is incorporated herein by referenced to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(b) Amended and Restated MSLEF Shareholder Agreement, dated as of July 12, 1996, between UPC and The Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated herein by reference to Annex E to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(c) Amended and Restated Parent Shareholders Agreement, dated as of July 12, 1996, among UPC, UP Merger and SP, is incorporated herein by reference to Annex F to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(d) Amended and Restated Anschutz/Spinco Shareholders Agreement, dated as of July 12, 1996, among Union Pacific Resources Group Inc. ("Resources"), TAC, the Foundation and Mr. Anschutz, is incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(e) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, TAC and the Foundation, is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(f) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among Resources, TAC and the Foundation, is incorporated herein by reference to Annex I to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       10(g) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding, UP Merger and SP, is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

        11  -  Computation of earnings per share.

        12  -  Computation of ratio of earnings to fixed charges.

        27  -  Financial data schedule.

   (b) Reports on Form 8-K

       None.

SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 9, 1996



                               UNION PACIFIC CORPORATION
                               (Registrant)

                               /s/ L. White Matthews, III
                               -----------------------------------
                               L. White Matthews, III,
                               Executive Vice President-Finance
                               (principal financial officer,
                               director and duly authorized officer)

                          UNION PACIFIC CORPORATION

                                EXHIBIT INDEX



Exhibit No.                     Description


 2 Amended and Restated Agreement and Plan of Merger, dated as of July 12, 1996, among the Union Pacific Corporation ("UPC"), Union Pacific Railroad Company ("UPRR",)
                   Southern Pacific Rail Corporation ("SP"), UP Holding Company, Inc. ("UP Holding") and Union Pacific Merger
                   Co. ("UP Merger"), is incorporated herein by reference to Annex B to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).


 3 Union Pacific's By-Laws, as Amended Effective as of July 25, 1996.


 10(a) Amended and Restated Anschutz Shareholders Agreement, dated as of July 12, 1996, among UPC, UPRR, The Anschutz Corporation ("TAC"), Anschutz Foundation (the "Foundation"), and Mr. Philip F. Anschutz ("Mr. Anschutz"), is incorporated herein by referenced to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

 10(b) Amended and Restated MSLEF Shareholder Agreement, dated as of July 12, 1996, between UPC and The Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated herein by reference to Annex E to the Joint Proxy
                   Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

 10(c) Amended and Restated Parent Shareholders Agreement, dated as of July 12, 1996, among UPC, UP Merger and SP, is incorporated herein by reference to Annex F to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

 10(d) Amended and Restated Anschutz/Spinco Shareholders Agreement, dated as of July 12, 1996, among Union Pacific Resources Group Inc. ("Resources"), TAC, the Foundation and Mr. Anschutz, is incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

 10(e) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, TAC and the Foundation, is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

 10(f) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among Resources, TAC and the Foundation, is incorporated herein by reference to Annex I to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

 10(g) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding, UP Merger and SP, is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

 11                Computation of earnings per share

 12                Computation of ratio of earnings to
                   fixed charges

 27                Financial data schedule