Form 10-Q
period 1996-09-30
UNION PACIFIC CORP
filed 1996-11-13
CIK 100885

       COVER
                            FORM 10-Q

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549-1004

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

YES    X        NO
   --------        --------
    As of October 31, 1996, there were 244,796,077 shares of the Registrant's Common Stock outstanding.

       INDEX

                    UNION PACIFIC CORPORATION
                              INDEX



                  PART I.  FINANCIAL INFORMATION
                                                               Page Number
                                                               -----------
Item 1:  Condensed Consolidated Financial Statements:

       CONDENSED STATEMENT OF CONSOLIDATED INCOME - For the
         Three Months and Nine Months Ended September 30, 1996
         and 1995..............................................      1

       CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
         At September 30, 1996 and December 31, 1995...........    2 - 3

       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
         the Nine Months Ended September 30, 1996 and 1995.....      4

       CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS -
         For the Nine Months Ended September 30, 1996 and 1995.      4

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....    5 - 9


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................    10 - 16



                   PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings.......................................  17 - 18

Item 6:  Exhibits and Reports on Form 8-K........................  18 - 19

Signature........................................................     20

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

          UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

              CONDENSED STATEMENT OF CONSOLIDATED INCOME

For the Three Months and Nine Months Ended September 30, 1996 and 1995
----------------------------------------------------------------------
       (Amounts in Millions, Except Ratio and Per Share Amounts)
                              (Unaudited)

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                           1996      1995      1996     1995
                                         -------   -------   -------   -------
Operating Revenues.......................$ 1,996   $ 1,974   $ 5,976   $ 5,512
                                         -------   -------   -------   -------
Operating Expenses:

  Salaries, wages and employee benefits..    716       726     2,233     2,112
  Equipment and other rents..............    208       200       649       541
  Depreciation and amortization..........    170       172       516       469
  Fuel and utilities (Note 5)............    164       144       508       414
  Materials and supplies.................    106        92       333       277
  Other costs............................    213       261       664       704
                                         -------   -------   -------   -------
Total....................................  1,577     1,595     4,903     4,517
                                         -------   -------   -------   -------
Operating Income.........................    419       379     1,073       995

Other Income - Net.......................     52        35       102       105

Interest Expense (Notes 2, 3, 4 and 5)...   (115)     (127)     (346)     (328)

Corporate Expenses.......................    (24)      (26)      (75)      (80)
                                         -------   -------   -------   -------
Income before Income Taxes...............    332       261       754       692

Income Taxes.............................   (121)     (101)     (250)     (252)
                                         -------   -------   -------   -------
Income from Continuing Operations........    211       160       504       440

Income from Discontinued Operations
 (Note 4)................................     64        77       171       212
                                         -------   -------   -------   -------
Net Income ..............................$   275   $   237   $   675   $   652
                                         =======   =======   =======   =======

Earnings Per Share:

  Income from Continuing Operations......$  1.00   $  0.78   $  2.42   $  2.14

  Income from Discontinued Operations....   0.30      0.37      0.82      1.03
                                         -------   -------   -------   -------
  Net Income ............................$  1.30   $  1.15   $  3.24   $  3.17
                                         =======   =======   =======   =======


Weighted Average Number of Shares........  211.9     206.1     208.5     205.8
Cash Dividends Per Share.................$  0.43   $  0.43   $  1.29   $  1.29
Ratio of Earnings to Fixed
   Charges (Note 6)......................     --        --       2.7       2.8



          UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

        CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
        ------------------------------------------------------
                         (Millions of Dollars)
                              (Unaudited)

                                                 September 30,   December 31,
ASSETS                                               1996            1995
                                                 -------------   ------------
Current Assets:
  Cash and temporary investments...............     $     148    $     230
  Accounts receivable .........................           672          349
  Inventories..................................           292          238
  Notes receivable from Resources (Note 4).....           650          650
  Other current assets.........................           308          212
                                                    ---------    ---------
       Total Current Assets....................         2,070        1,679
                                                    ---------    ---------

Net Assets of Discontinued Operation (Note 4)..         1,236        1,312
                                                    ---------    ---------
Investments:

  Investments in and advances to affiliated
     companies (Note 2)........................           377        1,260
  Other investments............................           239          187
                                                    ---------    ---------
       Total Investments.......................           616        1,447
                                                    ---------    ---------
Properties:

  Railroad (Note 2):

    Road and other.............................        22,041       12,888
    Equipment..................................         6,546        5,004
                                                    ---------     --------
       Total Railroad..........................        28,587       17,892

  Trucking.....................................           740          744
  Other........................................           117          112
                                                    ---------     --------
       Total Properties........................        29,444       18,748

  Accumulated depreciation.....................        (4,970)      (4,643)
                                                    ---------     --------
       Properties - Net........................        24,474       14,105
                                                    ---------     --------

Excess Acquisition Costs - Net..................          706          730

Other Assets....................................          205          173
                                                    ---------    ---------
       Total Assets............................     $  29,307    $  19,446
                                                    =========    =========

          UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

        CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
        ------------------------------------------------------
       (Amounts in Millions, Except Share and Per Share Amounts)
                              (Unaudited)

                                                  September 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1996           1995
                                                  -------------   ------------
Current Liabilities:
  Accounts payable................................  $     501    $     435
  Accrued wages and vacation......................        428          284
  Debt due within one year........................        333          132
  Accrued casualty costs..........................        317          192
  Income and other taxes..........................        268          178
  Dividends and interest..........................        248          203
  Other current liabilities (Note 2)..............      1,298          475
                                                    ---------     --------
     Total Current Liabilities....................      3,393        1,899
                                                    ---------     --------

Dividend Payable--Resources Spin-Off (Note 4).....      1,236           --

Debt Due After One Year (Note 2)..................      8,374        6,232

Deferred Income Taxes (Note 2)....................      5,842        3,498

Retiree Benefits Obligation ......................        801          588

Other Long-Term Liabilities (Notes 2 and 7).......      1,636          649

Minority Interest in Consolidated
     Subsidiary (Note 4)..........................         --          216


Stockholders' Equity:
  Common stock, $2.50 par value, authorized
    500,000,000 shares, 271,452,418 shares issued
    in 1996, 232,317,010 shares issued in 1995
    (Note 2)......................................        679          581
  Paid-in surplus (Note 2)........................      3,900        1,473
  Paid-in surplus--Resources' IPO (Note 4)........         --          638
  Retained earnings...............................      5,138        5,327
  Treasury stock, at cost, 27,270,026 shares in
    1996, 26,737,806 shares in 1995...............     (1,692)      (1,655)
                                                    ---------    ---------
     Total Stockholders' Equity...................      8,025        6,364
                                                    ---------    ---------
     Total Liabilities and Stockholders' Equity...  $  29,307    $  19,446
                                                    =========    =========

           UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

            CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
         For the Nine Months Ended September 30, 1996 and 1995
         -----------------------------------------------------
                         (Millions of Dollars)
                              (Unaudited)

                                                         1996        1995
                                                       -------     -------
Cash flows from operating activities:

   Net income....................................      $   675     $   652

   Non-cash charges to income:
      Depreciation and amortization..............          516         469
      Deferred income taxes......................           29         101
      Other - net................................          105        (675)
   Income from discontinued operations (Note 4)..         (171)       (212)
   Changes in current assets and liabilities.....          125         786
                                                       -------     -------
       Cash from continuing operations...........        1,279       1,121
                                                       -------     -------
Cash flows from investing activities:

   Capital investments...........................         (888)       (653)
   Southern Pacific acquisition (Note 2).........         (539)       (976)
   CNW acquisition (Note 3)......................           --      (1,170)
   Cash provided by discontinued
       operations (Note 4).......................           31         242
   Other - net...................................           49         167
                                                       -------     -------
       Cash used in investing activities.........       (1,347)     (2,390)
                                                       -------     -------
Cash flows from equity and financing activities:

   Dividends paid................................         (265)       (264)
   Debt repaid ..................................         (861)     (1,394)
   Financings....................................        1,144       2,935
   Other - net...................................          (32)        (32)
                                                       -------     -------
      Cash (used in) provided by equity and
      financing activities.......................          (14)      1,245
                                                       -------     -------
      Net decrease in cash and
         temporary investments...................      $   (82)    $   (24)
                                                       =======     =======

         CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS
         For the Nine Months Ended September 30, 1996 and 1995
            (Amounts in Millions, Except Per Share Amounts)
                              (Unaudited)
                                                         1996        1995
                                                       -------     -------
Balance at Beginning of Year.....................      $ 5,327     $ 4,734

Net Income.......................................          675         652
                                                       -------     -------
       Total.....................................        6,002       5,386

Dividend of Resources Common Stock (Note 4)......         (598)         --

Cash Dividends Declared ($1.29 per share in
                1996 and 1995)...................         (266)       (265)
                                                       -------     -------

     Balance at End of Period....................      $ 5,138     $ 5,121
                                                       =======     =======

        UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
                          (Unaudited)

1. Responsibilities for Financial Statements - The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1995 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation or UPC) Annual Report to Stockholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

2. Acquisition of Southern Pacific Rail Corporation (Southern Pacific or SP) - On August 12, 1996, the Surface Transportation Board of the U.S. Department of Transportation (STB) issued a written decision approving the acquisition of Southern Pacific by UPC with certain conditions. UPC consummated the acquisition of Southern Pacific on September 11, 1996 by acquiring the remaining 75% of Southern Pacific common shares not previously owned by the Corporation for $25 per SP share in cash, 0.4065 shares of the Corporation's common stock per SP share or a combination thereof, at the holder's election and subject to proration. As a result of the initial cash tender offer in 1995 for 25% of Southern Pacific's outstanding shares and the acquisition of the remaining 75% of Southern Pacific shares, 60% of the outstanding Southern Pacific shares were converted into 38.1 million shares of UPC common stock, and the remaining 40% of the outstanding shares were acquired for $1.562 billion in cash. UPC initially funded the cash portion of the acquisition with credit facility borrowings.

   The acquisition of Southern Pacific has been accounted for in the September 30, 1996 condensed consolidated financial statements using the purchase method of accounting. The condensed statement of consolidated income includes equity income equal to 25% of Southern Pacific's net income through September 10, 1996, reflecting UPC's ownership of SP during such period, and 100% of Southern Pacific's net income thereafter. SP's results will be fully consolidated with the Corporation effective October 1, 1996. The purchase price was determined as follows and was based on a market value of the Corporation's common stock of $65.00 per share, the value at the August 3, 1995 announcement of the SP acquisition.
                                                                 (in millions)
   Initial 25% Investment in SP on September 15, 1995
         plus Equity Income                                            $  990
   Second-Step Cash Purchase (23.4 million Shares at $25.00
       per SP Share) on September 11, 1996                                586
   Merger Exchange of SP Shares (93.7 million SP Shares converted into 38.1 million shares of UPC common stock at $65.00 per
       Share) on September 11, 1996                                     2,476
   Transaction Costs                                                       37
                                                                       ------
   Purchase Price to be Allocated                                      $4,089
                                                                       ------

   The Southern Pacific purchase price has been allocated as follows:

                                                                 (in millions)

   Purchase Price to be Allocated                                      $4,089
   Pre-Tax Merger Costs:
      Current                                                             373
      Long-term                                                           273
   Equity Acquired                                                     (1,083)
                                                                       ------
   Unallocated Purchase Price                                          $3,652
                                                                       ------
   Purchase Price Allocation:
     Property and Equipment                                            $5,719
     Debt Revaluation                                                    (201)
     Preference Share Revaluation                                         (19)
     Deferred Income Taxes (Including the Effect of
         Merger Costs)                                                 (1,847)
                                                                       ------
     Total                                                             $3,652
                                                                       ------
   In connection with the acquisition and subsequent consolidation of the Corporation's and Southern Pacific's railroad operations, UPC plans to eliminate duplicate positions, relocate certain functions, merge or dispose of redundant facilities and dispose of certain rail lines. Relocation and severance plans for unionized employees and for employees not covered by collective bargaining agreements are expected to be completed by mid-1997. Other merger-related costs include debt and lease prepayment penalties, duplicate facility abandonment expenses and contract cancellation fees. UPC has recognized an estimated $646 million liability in the Southern Pacific purchase price allocation for costs attributable to a preliminary assessment of Southern Pacific employees, facilities and contracts. Because UPC was precluded by the Interstate Commerce Act from obtaining certain non-public information regarding Southern Pacific, and was thus unable to perform a substantive analysis of SP's business activities, prior to September 1996, the determination of merger costs attributable to Southern Pacific employees, facilities and contracts is preliminary and subject to further refinement.
   As a result, final amounts included in the Southern Pacific purchase price allocation could differ from the original estimate, although any such revisions are not expected to be material to the Corporation's ongoing results of operations. Expenses for severing or relocating UPC employees and disposing of UPC facilities, which could be substantial, will be charged to operating expense as definitive plans are determined and communicated.

   The pro forma results presented below have been prepared to reflect the consummation of the Southern Pacific acquisition and the subsequent pro-rata distribution of the shares of Union Pacific Resources Group Inc. (Resources) owned by the Corporation to UPC's stockholders (see Note 4) as if such events occurred at the beginning of each period presented. The pro forma results presented below do not reflect synergies expected to result from the integration of UPC's and SP's rail operations, and accordingly, do not account for any potential increase in revenue or operating income, estimated cost savings, adjustments to conform accounting practices or one-time costs associated with the elimination of UPC's duplicate facilities and relocation or severance payments to UPC employees. The effects of the foregoing could be substantial. This unaudited pro forma information is not necessarily indicative of the results of operations that might have occurred had the Southern Pacific acquisition and the distribution of the shares of Resources owned by the Corporation actually occurred on the dates indicated, or of future results of operations of the resulting entity. Pro forma results for the nine months ended September 30, 1995 also reflect the pro forma effect of UPC's acquisition of Chicago and North Western Transportation Company
   (CNW)(see Note 3).

   (in millions, except per share amounts)

                                        Nine Months Ended
                                         1996        1995
                                        ------     -------
   Operating Revenues                   $8,410      $8,275
   Operating Income                      1,155       1,164
   Income from Continuing Operations       439         430
   Net Income                              439         430
   Earnings Per Share:
      Income from Continuing Operations   1.79        1.76
      Net Income                          1.79        1.76


3. CNW - In April 1995, UPC completed the acquisition of the remaining 71.6% of CNW's outstanding common stock not previously owned by the Corporation for approximately $1.2 billion, funded by the issuance of additional long-term debt. The acquisition of CNW has been accounted for as a purchase, and CNW's financial results were consolidated with the Corporation effective May 1, 1995.

4. Union Pacific Resources Group Inc. (Resources) - In July 1995, the Corporation's Board of Directors approved a formal plan to divest UPC's natural resources business through an initial public offering (IPO) by Resources followed by a pro-rata distribution of the remaining Resources' shares owned by the Corporation to its stockholders (the Spin-Off).

   The IPO of 42.5 million Resources' shares at $21 per share was completed in October 1995 and generated net proceeds of $844 million. At that time, Resources distributed to UPC a dividend of $1,621 million ($912 million in cash, $650 million in 8.5% notes due within 90 days of the Spin-Off and a $59 million intercompany balance owed by the Corporation). UPC used the cash proceeds from the IPO dividend to repay outstanding commercial paper.

   On September 12, 1996, after UPC's receipt of a favorable Internal Revenue Service ruling as to the tax-free nature of the Spin-Off, the Corporation's Board of Directors declared a special dividend consisting of the remaining shares of Resources' common stock owned by UPC. As a result of the Spin-Off, on October 15, 1996, each of the Corporation's stockholders received
   0.846946 of a share of Resources common stock for each UPC share of common stock held by such stockholder at the September 26, 1996 record date for the distribution. On October 16, 1996, Resources repaid its $650 million note to UPC, the proceeds of which were used by the Corporation to repay outstanding commercial paper. The Corporation's September 30, 1996 Condensed Statement of Consolidated Financial Position reflects the Spin-Off as a reduction in paid-in surplus (representing the equity generated by the IPO) and retained earnings.

   Resources' results have been reported as a discontinued operation in the Corporation's condensed consolidated financial statements for all periods presented. The Corporation's share of Resources' net income was $64 million and $77 million for the three months ended September 30, 1996 and 1995, respectively, and $171 million and $212 million for the nine months ended September 30, 1996 and 1995, respectively. As a result of the IPO, the Corporation's 1996 results reflect 83% of Resources' net income while 1995 results reflect 100% of Resources' net income. These amounts are net of income taxes of $29 million and $25 million for the three months ended September 30, 1996 and 1995, respectively, and $82 million and $62 million for the nine months ended September 30, 1996 and 1995, respectively.

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

   The Corporation addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and periodic settlements. The largest credit risk associated with any of the Corporation's counterparties was $23 million at September 30, 1996. The Corporation has not been required to provide, nor has it received, any significant amount of collateral relating to its hedging activity.

   The fair market values of the Corporation's derivative financial instrument positions at September 30, 1996 shown below were determined based on current fair market values as quoted by recognized dealers or developed based on the present value of expected future cash flows discounted at the applicable zero coupon U.S. treasury rate and swap spread.

   Interest Rates - The Corporation controls its overall risk of fluctuations in interest rates by managing the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. Derivatives are used in limited circumstances as one of the tools to obtain the targeted mix. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of such debt as debt maturities occur or as incremental borrowings are required. The Corporation also obtains additional flexibility in managing interest costs and the interest rate mix within its debt portfolio by issuing callable fixed rate debt securities.

   At September 30, 1996, the Corporation had outstanding interest rate swaps on $276 million of notional principal amount of debt (3% of the total debt portfolio) with a gross fair market value asset position of $23 million and a gross fair market value liability position of $10 million. These contracts mature over the next one to nine years. Interest rate hedging activity increased third quarter 1996 interest expense by $4 million and year-to-date 1996 interest expense by $8 million.

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

   At September 30, 1996, Union Pacific Railroad Company and its affiliate, Missouri Pacific Railroad Company (collectively the Railroad), had hedged 33% of its remaining 1996 fuel consumption at $0.46 per gallon based on a Gulf Coast market, while neither Overnite Transportation Company nor Southern Pacific had hedged any of its 1996 fuel requirements. At September 30, 1996, the Railroad had outstanding swap agreements covering its fuel purchases of $32 million with a gross and net fair market value asset position of $19 million. Fuel hedging lowered third quarter 1996 fuel costs by $9 million and lowered fuel costs for the nine months ended September 30, 1996 by $19 million.

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

7. Commitments and Contingencies - There are various lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation periodically enters into commitments and provides guarantees for specific financial and contractual obligations. The Corporation does not expect that the lawsuits, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition or its results of operations.

   Management does not anticipate that the ultimate resolution of the matters described in Part I, Item 3. Legal Proceedings of the Corporation's 1995 Annual Report on Form 10-K and in Part II, Item 1. Legal Proceedings in this Report will have a material adverse effect on the Corporation's consolidated financial condition or operating results.

8. Accounting Pronouncements - The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. This statement is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is not expected to have a material impact on UPC's operating results or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                       RESULTS OF OPERATIONS

    Quarter ended September 30, 1996 Compared to September 30, 1995

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

Natural Resources Divestiture - In July 1995, UPC's Board of Directors approved a formal plan to exit its natural resources business. The plan included an initial public offering (IPO) of Union Pacific Resources Group Inc.'s (Resources) common stock (which occurred in October 1995) followed by the distribution of UPC's remaining interest in Resources to the Corporation's stockholders on a tax-free, pro-rata basis (the Spin-Off)(see Note 4 to the Condensed Consolidated Financial Statements). On September 12, 1996, after UPC's receipt of a favorable Internal Revenue Service ruling as to the tax-free nature of the Spin-Off, the Corporation's Board of Directors declared a special dividend consisting of the remaining shares of Resources' common stock owned by UPC. As a result of the Spin-Off, on October 15, 1996, each UPC stockholder received 0.846946 of a share of Resources' common stock for each UPC share of common stock held by such stockholder at the September 26, 1996 record date for the distribution.

Southern Pacific Rail Corporation (Southern Pacific) Acquisition - On August 12, 1996, the Surface Transportation Board of the U.S. Department of Transportation
(STB) issued a written decision approving the acquisition of Southern Pacific by UPC with certain conditions. UPC consummated the acquisition of Southern Pacific on September 11, 1996 by acquiring the remaining 75% of Southern Pacific common shares not previously owned by the Corporation for $25 per Southern Pacific share in cash, 0.4065 shares of the Corporation's common stock per Southern Pacific share or a combination thereof, at the holder's election and subject to proration. As a result of the initial cash tender offer in 1995 for 25% of Southern Pacific's outstanding shares and the acquisition of the remaining 75% of Southern Pacific shares, 60% of the outstanding Southern Pacific shares were converted into 38.1 million shares of Union Pacific common stock, and the remaining 40% of the outstanding shares were acquired for $1.562 billion in cash. UPC initially funded the cash portion of the acquisition with credit facility borrowings.

The acquisition of Southern Pacific has been accounted for in the September 30, 1996 condensed consolidated financial statements using the purchase method of accounting (see Note 2 to the Condensed Consolidated Financial Statements). The condensed statement of consolidated income includes equity income in 25% of Southern Pacific's net income through September 10, 1996, reflecting UPC's ownership of Southern Pacific during such period, and 100% of Southern Pacific's net income thereafter. Southern Pacific's results will be fully consolidated with the Corporation effective October 1, 1996.

FINANCIAL RESULTS
CONSOLIDATED - The Corporation reported net income of $275 million or $1.30 per share for the third quarter of 1996, compared to 1995 net income of $237 million or $1.15 per share. As a result of Resources' IPO, net income for 1996 reflected approximately 83% of Resources' net income in discontinued operations. Results for 1995 reflected the Corporation's 100% ownership of Resources in discontinued operations.

RESULTS OF CONTINUING OPERATIONS - The Corporation reported income from continuing operations of $211 million ($1.00 per share) in the third quarter of 1996, a 32% improvement from 1995's results of $160 million ($0.78 per share). Earnings for 1996 primarily resulted from record operations at Union Pacific Railroad Company and its affiliate, Missouri Pacific Railroad Company (collectively, the Railroad), and reduced interest costs, the result of the IPO dividend.

Operating revenues grew $22 million (1%) to $2.00 billion in 1996 from $1.97 billion in 1995, reflecting increased volumes at the Railroad, slightly offset by lower volumes at Overnite Transportation Company (Overnite) and lower average commodity revenue per car at the Railroad.

Operating expenses decreased $18 million (1%) to $1.58 billion in 1996. Repair and maintenance expense decreased $35 million reflecting the Railroad's more efficient maintenance practices, improved equipment utilization and increased credits related to repairs of other railroads' freight cars. Other taxes decreased $12 million, principally as a result of the discontinuance of a government safety tax assessment and a property tax settlement at the Railroad. Other operating costs decreased $12 million as a result of cost containment activities and the absence of third quarter 1995 CNW integration efforts. Improved train and crew management and employee productivity at the Railroad and headcount reductions at Overnite resulted in a $10 million decrease in salaries, wages and employee benefits. These operating expense decreases were slightly offset by higher volumes at the Railroad and inflation which contributed to increased materials and supplies ($14 million), equipment and other rents ($8 million) and contract transportation costs ($4 million). Fuel and utility costs increased $20 million, reflecting increased fuel prices and transportation volumes slightly offset by a lower fuel consumption rate.

Operating income increased $40 million (11%) to $419 million for the quarter. Other income increased $17 million, largely the result of increased real estate sales activity at the Railroad. Interest expense decreased $12 million (9%) to $115 million, principally from the favorable impact of the Resources IPO dividend and debt refinancing activities.

Railroad - The Railroad earned $259 million for the quarter in 1996, a 17% increase from $222 million in 1995. Operating revenues improved $43 million (3%) to $1.73 billion, as a 3% (43,000 carloads) increase in traffic was slightly offset by a 1% decrease in average commodity revenue per car, the result of unfavorable changes in commodity mix.

Energy: Energy commodity revenue rose 16% to $418 million for the third quarter of 1996 reflecting a 13% increase in carloadings and a 3% increase in average revenue per car. Volume increases reflected demand from both domestic and foreign utilities for low-sulfur Powder River Basin coal. Average revenue per car improvements reflected a longer average length of haul. The Railroad averaged 25 trains per day out of the Southern Powder River Basin in 1996 compared to 22.7 trains per day in 1995.

Intermodal: Intermodal commodity revenue rose 5% to $247 million as a 6% increase in carloadings--the result of new business and strengthening domestic intermodal demand--was slightly offset by a 1% customer-mix-related decrease in average revenue per car.

Industrial Products: Industrial products commodity revenue rose $4 million (1%) as a 2% increase in average revenue per car was slightly offset by a 1% decrease in carloadings.

Agricultural Products: Agricultural products commodity revenue decreased $59 million (20%) to $241 million. This decline principally reflected a 17% decrease in carloadings (over 36,000 loads), the result of low U.S. corn inventories and exports. Average revenue per car decreased 3%, reflecting increased competition for shipments of diminished corn supplies. In addition, the Railroad's 1995 results benefitted from a record grain harvest.

Chemicals: Chemicals commodity revenue increased 2% to $307 million, principally from a 2% increase in carloadings sparked by growth in domestic fertilizer shipments and a rise in automotive industry plastics demand. Average revenue per car was unchanged for the quarter.

Automotive: Automotive commodity revenue rose 10% to $164 million as carloadings volumes increased 11% on continued auto industry sales growth. Finished autos carloadings rose 12% reflecting strong finished vehicle shipments from Mexico, while auto parts exports to Mexico increased 10%. Average revenue per car decreased 1%.

Operating expenses decreased $1 million to $1.29 billion. Repair and maintenance expense decreased $34 million reflecting more efficient maintenance practices, improved equipment utilization and increased credits related to repairs of other railroads' freight cars. Other operating costs decreased $12 million as a result of cost containment activities and the absence of third quarter 1995 CNW integration efforts. Other taxes decreased $9 million, the result of a state property tax settlement and the discontinuance of a government
safety tax assessment.   These operating expense decreases were offset by higher
volumes and inflation which contributed to increased equipment rentals ($9 million), materials and supplies ($15 million) and contract transportation costs ($9 million). Fuel and utility costs increased $19 million, reflecting a 10% increase in fuel prices and a 5% increase in rail volumes (measured in gross ton-miles) slightly offset by an improved fuel consumption rate. Improved train and crew management and employee productivity mostly offset the effects of higher rail volumes and inflation costs, resulting in a $1 million increase in salaries, wages and employee benefits.

Operating income advanced $44 million (11%) to $433 million in 1996, while the operating ratio improved 2.0 points to an all-time record 74.9 in 1996. Interest expense increased $5 million, principally from higher debt levels associated with the Southern Pacific acquisition. Other income increased $11 million reflecting increased real estate sales activity, primarily from the required sale of rail lines in connection with the Southern Pacific acquisition.

Trucking - During the third quarter, Overnite continued to implement its strategic initiatives, aimed at better matching its operations to the current trucking industry business environment. Actions taken included workforce reductions, service center consolidations, centralization of the linehaul management process and repricing initiatives targeting Overnite's lowest margin customers. Nonetheless, aggressive pricing from regional less-than-truckload
(LTL) and truckload carriers continued to impact Overnite's operating results. As a result, Overnite reported a net loss of $9 million in 1996 compared to a net loss of $7 million in 1995. Results for both periods included goodwill amortization of $5 million.

Overnite's operating revenues decreased $11 million (4%) to $234 million as a 12% decrease in volumes more than offset an 8% increase in average prices-- resulting from Overnite's repricing initiatives. Lower volumes consisted of a 7% decrease in LTL tonnage and a 47% decrease in truckload volumes.

Operating expenses decreased $7 million to $248 million. Salaries, wages and employee benefit costs decreased $6 million reflecting workforce reductions and lower volumes partially offset by wage and benefit inflation. A volume-related reduction in contract linehaul costs resulted in a $2 million (10%) decrease in rent and purchased transportation expenses. Fuel costs rose $1 million, reflecting a 20% increase in fuel prices partially offset by a 12% volume-related reduction in fuel consumption. Overnite's operating loss grew $4 million to $14 million in 1996, while Overnite's operating ratio (including goodwill amortization) increased to 106.0 for the quarter from 104.1 in 1995.

Corporate Services and Other Operations - Expenses related to Corporate Services and Other Operations (consisting of corporate expenses, third-party interest charges, inter-company interest allocations, other income and income taxes related to the Corporation's holding company operations and the results of other operating units) decreased $16 million to $39 million. This decrease largely reflects lower Corporate interest costs, resulting from the utilization of the Resources IPO dividend to reduce debt levels. Operating income at other operating units broke even in both 1996 and 1995.

RESULTS OF DISCONTINUED OPERATIONS - Resources reported net income of $77 million for the third quarter of 1996, essentially unchanged from the third quarter of 1995. As a result of Resources' October 1995 IPO, UPC recognized approximately 83% of Resources' 1996 net income in discontinued operations.
The Corporation's 1995 results reflected UPC's 100% ownership of Resources in discontinued operations. Operating revenues increased $112 million (33%) reflecting a 9% increase in sales volumes and a 26% increase in average sales prices. Operating expenses increased $83 million (35%), the result of higher volumes and increased general and administrative expenses related to operating Resources as a stand- alone company. Interest expense increased $12 million to $13 million, the result of debt incurred by Resources in connection with its IPO dividend to UPC.

      Nine Months Ended September 30, 1996 Compared to September 30, 1995

CONSOLIDATED RESULTS - The Corporation reported net income for the first nine months of 1996 of $675 million ($3.24 per share) compared to $652 million ($3.17 per share) for the same period of 1995. Results for 1996 included CNW and, as a result of the Resources' IPO, reflected approximately 83% of Resources' net income in discontinued operations. Results for 1995 included CNW from May 1, 1995 and reflected the Corporation's 100% ownership of Resources.

RESULTS OF CONTINUING OPERATIONS - Income from continuing operations advanced $64 million for the period to $504 million ($2.42 per share), as the positive impact of the Railroad's CNW integration more than offset higher debt service costs associated with the CNW and Southern Pacific acquisitions. Operating revenues increased $464 million (8%) to $5.98 billion for the period principally the result of the Railroad's $487 million (10%) operating revenue improvement (reflecting the addition of CNW, increased base carloadings and a higher average commodity revenue per car).

Consolidated operating expenses rose $386 million (9%) to $4.90 billion. CNW results, rail volume growth and inflation caused increases in salaries, wages and employee benefits ($121 million), equipment and other rents ($108 million), materials and supplies ($56 million), casualty accruals ($17 million), contracted transportation costs ($15 million) and other taxes ($6 million). Increased fuel prices and transportation volumes resulted in a $94 million increase in fuel and utilities costs. Depreciation charges rose $47 million, principally reflecting the addition of CNW properties. Offsetting these increases were a decline in real estate expenses of $21 million, reflecting the absence of real estate sales by the Corporation, other operating costs ($12 million), the result of cost containment activities and the absence of 1995 CNW integration efforts at the Railroad, and reduced car repair accruals ($45 million), primarily the result of increased credits related to repairs of other railroads' freight cars.

Consolidated operating income advanced $78 million (8%) to $1.07 billion for the first nine months of 1996, principally reflecting a $113 million improvement at the Railroad offset by a $26 million decline in operating results at Overnite. Interest expense increased $18 million, principally from higher debt levels associated with the CNW and Southern Pacific acquisitions partially offset by the favorable impact of the Resources' IPO dividend and debt refinancing activities. The Corporation's effective tax rate for the period decreased to 33.2% from 36.4% a year ago, reflecting a favorable first quarter 1996 IRS tax settlement ($20 million) at the Railroad.

RESULTS OF DISCONTINUED OPERATIONS - Resources reported net income for the first nine months of 1996 of $207 million compared to $212 million for the same period of 1995. As a result of Resources' October 1995 IPO, UPC recognized approximately 83% of Resources' 1996 net income in discontinued operations. The Corporation's 1995 results reflected UPC's 100% ownership of Resources in discontinued operations. Operating revenues increased $263 million (26%) reflecting a 7% increase in sales volumes and a 19% increase in average sales prices. Operating expenses increased $192 million (26%), the result of higher volumes and exploration activity, and increased general and administrative expenses related to operating Resources as a stand-alone company. Interest expense increased $35 million to $38 million, the result of debt incurred by Resources in connection with its IPO dividend to UPC.


           CHANGES IN CONSOLIDATED FINANCIAL CONDITION

During the first nine months of 1996, cash from continuing operations was $1.28 billion compared to $1.12 billion for the same period in 1995. This $158 million increase primarily reflects lower CNW merger-related payments, improved inventory management at the Railroad, increased income from continuing operations and a higher proportion of non-cash expenses included in net income offset by a volume-related increase in accounts receivable and higher income tax payments.

Cash used in investing activities was $1.35 billion in 1996 compared to $2.39 billion in 1995. This change in cash reflects reduced cash payments for strategic acquisitions, the absence of $225 million in USPCI, Inc. sale proceeds collected in January 1995 and increased capital expenditures, largely from fleet expansion and renewal at the Railroad.

Cash provided by financing activities decreased $1.26 billion, the result of a decline in strategic transaction borrowings. The ratio of debt to debt plus equity increased to 52.0% at September 30, 1996 compared to 50.0% at December 31, 1995. This increase resulted from increased debt levels associated with the purchase of Southern Pacific shares and the consolidation of Southern Pacific's debt, partially mitigated by 1996 earnings and the UPC common stock issued in exchange for Southern Pacific shares.

In October 1996, the Corporation completed its tender offer for Southern Pacific's $375 million principal amount of 9-3/8% Senior Notes due 2005 (the "Notes"). In connection with the tender offer, UPC retired approximately 90% of the Notes. Investors tendering their Notes were also requested to consent to certain amendments to the Indenture pursuant to which the Notes were issued, which eliminated or modified certain restrictive covenants and eliminated certain occurrences defined as "events of default" under the Indenture. The Corporation also repaid $250 million principal amount outstanding under Southern Pacific Transportation Company's (SPT) credit facility and redeemed
$30 million principal amount of SPT's First and Refunding Mortgage 8.20% Bonds, Series B, due 2001. The Corporation issued commercial paper to fund these refinancing activities.

In October 1996, Resources repaid its $650 million in notes to UPC, the proceeds of which were used by the Corporation to repay outstanding commercial paper (See
Note 4 to the Condensed Consolidated Financial Statements).

                        OTHER DEVELOPMENTS

OTHER MATTERS
Labor Matters
Railroad: Approximately 90% of the Railroad's 35,000 employees are represented by one of twelve national rail unions. To date, nine of those twelve national rail unions (representing approximately 93% of the Railroad's unionized workforce) have either ratified or are in the process of voting on national agreements. The terms of these five-year agreements include a combination of general wage increases and lump-sum payments from 3% to 3.5% annually, as well as increased work rule flexibility. These events greatly reduce the possibility of rail strikes during the current round of negotiations. The terms of the ratified and tentative agreements are not expected to have a material adverse affect on the Corporation's results of operations.

Overnite: Overnite continues to resist the efforts of the International Brotherhood of Teamsters (Teamsters) to unionize Overnite service centers. Since year-end 1994, over 50 of Overnite's 165 service centers have received petitions for union elections. Where elections have been held, 27 Overnite service centers voted against representation and three elections remain unresolved. The employees of three service centers that previously voted for union representation filed petitions with the National Labor Relations Board
(NLRB) to decertify the Teamsters as their union bargaining representative. Eleven service centers, representing approximately 7% of Overnite's nationwide workforce, have voted for union representation and the Teamsters have been certified as the bargaining representative for such employees without challenge by Overnite. Eight other service centers, representing another 10% of Overnite's nationwide workforce, have either voted for union representation or it is unclear how such employees have voted and such elections are currently being challenged by Overnite before the NLRB or the Federal courts. Overnite has begun negotiations with the Teamsters at the eleven certified service centers and is unable at this time to estimate the impact these negotiations will have on its future operating results.

Management - In November 1996, Ronald J. Burns resigned as Chief Executive Officer and President of the Railroad. Jerry Davis, former President, Southern Pacific Rail Operations, was named President and Chief Operating Officer of the Railroad, replacing Mr. Burns. Richard Davidson, President and Chief Operating Officer of the Corporation and Chairman of the Railroad, was named Chief Executive Officer of the Railroad.

Commitments and Contingencies - There are various lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation periodically enters into commitments and provides guarantees for specific financial and contractual obligations. The Corporation does not expect that the lawsuits, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

Accounting Pronouncements - The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. This statement is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is not expected to have a material impact on UPC's operating results or financial condition.

Cautionary Information - Certain information included in this report contains, and other materials filed or to be filed by the Corporation with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) contain or will contain, forward looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward looking information may include, without limitation, statements that the Corporation does not expect that lawsuits, environmental costs, commitments, guarantees, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Corporation's financial results. Such forward looking information is or will be based on information available at that time and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include but are not limited to industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Southern Pacific Acquisition: As previously reported in the Corporation's 10-Q Report for the quarterly period ended June 30, 1996, the Surface Transportation Board (the "STB") announced at a July 3, 1996 voting conference its approval of the proposed acquisition of control of Southern Pacific Rail Corporation ("SPR") and its rail affiliates by Union Pacific Corporation (the "Corporation") and its affiliates, the merger of SPR with an affiliate of the Corporation and certain related transactions, subject to various conditions. On August 12, 1996, the STB issued its written decision (the "Final Decision"), which contained terms substantially consistent with those voted on at the STB's voting conference.
The Final Decision became effective on September 11, 1996.

   On August 29, 1996, the Corporation and its affiliates filed a petition requesting that the STB clarify certain conditions set forth in the Final Decision which would allow the Burlington Northern Railway Company and the Atchison, Topeka and Santa Fe Railroad Company (collectively, "BNSF") to serve new transloading facilities and other new facilities on Union Pacific Railroad Company ("UPRR"), Missouri Pacific Railroad Company or SPR rail lines over which BNSF has received trackage rights. In addition, various other parties have requested that the STB (i) clarify certain aspects of the condition requiring that the Corporation and its affiliates modify contracts with shippers at "2-to-1" points to allow BNSF access to at least 50% of the volume and determine whether the facilities of certain shippers constitute "2-to-1" points for purposes of this condition, (ii) remove the restriction imposed by the STB on traffic that the Texas Mexican Railway Company ("Tex Mex") can transport over trackage rights granted to Tex Mex under the Final Decision, (iii) expand the trackage rights that the STB made available to Dow Chemical Company for use in connection with a possible build-out from its Freeport, Texas facility, (iv) allow the Utah Railway Company access to the facility of Railco, Inc. in Carbon City, Utah, (v) reconsider the STB's decision not to impose labor protective conditions on the settlement agreement between certain rail affiliates of the Corporation and the Gateway Western Railway Company, (vi) reconsider its approval of the merger on the grounds it is not in the public interest and
(vii) reconsider its decision to grant BNSF access to shippers in Lake Charles, Louisiana, as a condition to the merger. The Corporation and its affiliates have opposed the requests described in (i) through (vi) above and did not respond to the request described in (vii).

   As previously reported in the Corporation's 10-Q Report for the quarterly period ended June 30, 1996, the City of Reno, Nevada (the "City"), filed a complaint on July 12, 1996 in the U.S. District Court for the District of Nevada seeking a writ of mandamus directing the STB to prepare, with regard to the alleged impacts of the merger on Reno and the surrounding area, an environmental impact statement pursuant to the National Environmental Policy Act and a conformity determination pursuant to the Clean Air Act. The District Court dismissed the complaint for lack of jurisdiction and denied the City's petition to transfer the suit to the U.S. Court of Appeals for the Ninth Circuit. The City is seeking reconsideration of its motion to transfer.

   The City subsequently filed a petition for review of the Final Decision in the U.S. Court of Appeals for the Ninth Circuit on August 21, 1996. The City's petition was ordered consolidated in the U.S. Court of Appeals for the District of Columbia Circuit with the petition for review of the City of Wichita and

Sedgwick County, Kansas, described below. The City did not state the grounds on which it seeks review of the Final Decision.

   A number of judicial appeals with respect to the Final Decision were also filed in the U.S. Court of Appeals for the District of Columbia Circuit by various other parties. The Corporation and its affiliates filed a petition for review principally to preserve their right to judicial review in the event that the STB adversely resolves any of the pending requests for clarification or reconsideration of the Final Decision described above. BNSF filed a petition for review challenging the STB's decision to grant certain trackage rights and overhead trackage rights to Tex Mex. The City of Wichita and Sedgwick County, Kansas filed a petition seeking review of the Final Decision insofar as it may require parties other than the Corporation and its affiliates to contribute to the costs of mitigating the effects of increased rail traffic in those locations.

Finally, Enterprise Products Company filed a petition for review of the Final Decision without stating the basis for review or the relief sought, and the Western Coal Traffic League filed a petition for review on the grounds that the Final Decision was arbitrary and capricious and based on a misapplication of the facts and law.

Bottleneck Proceedings: On August 27, 1996, the STB initiated a proceeding asking for arguments and evidence on the issue of whether it should modify its existing regulations regarding the prescription of, and challenge to, rates for rail service involving a segment that is served by only one railroad between an interchange point and an exclusively-served shipper facility (i.e., a bottleneck segment). The Association of American Railroads, certain railroads, including UPRR and Southern Pacific Transportation Company, and several major shipper groups have opposed this suggestion, arguing that such a change in regulation is contrary to existing STB precedent as well as the public policy adopted by Congress with the passage of the Staggers Act in 1980 and the ICC Termination Act in December 1995. The STB is expected to rule on whether it is going to modify its current regulatory scheme in the near future. After that decision the STB will rule on pending Motions to Dismiss in three complaint proceedings filed by shippers challenging a class rate charged for the movement of coal, two of which named a rail affiliate of the Corporation as a party thereto. Neither case individually involves significant exposure for reparations. However, if existing regulation of bottleneck movements is changed, future revenue from such movements, including those covered by the complaint proceedings, could be substantially reduced.

Item 6.  Exhibits and Reports on Form 8-K
   (a)    Exhibits

        3   -  By-laws of Union Pacific Corporation, as amended effective as of September 26, 1996.

      10(a) - Employment Agreement between Southern Pacific Rail Corporation ("SPRC") and Jerry R. Davis dated February 20, 1995 is incorporated by reference to Exhibit 10.12 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1994.*

      10(b) -  Letter Agreement between Union Pacific Corporation and Jerry
               R. Davis dated August 30, 1996.*
       _________________
       * Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

         11  -  Computation of earnings per share.

         12  -  Computation of ratio of earnings to fixed charges.

         27  -  Financial data schedule.


   (b) Reports on Form 8-K

       On September 16, 1996, the Corporation filed a Current Report on Form 8-K, announcing the consummation of its acquisition of Southern Pacific. Such report also contained certain historical financial statements of Southern Pacific required by Regulation S-X and a press release announcing receipt of a favorable Internal Revenue Service ruling regarding the tax-free nature of the Resources Spin-Off. Such report was amended on October 17, 1996 to include certain pro forma financial information required by Regulation S-X.

       On October 21, 1996, the Corporation filed a Current Report on Form 8-K, disclosing the completion of the Resources Spin-Off. Such report also included a press release dated October 17, 1996 containing earnings information for UPC for the third quarter of 1996 and the nine months ended September 30, 1996.

                                  SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 13, 1996



                               UNION PACIFIC CORPORATION
                               (Registrant)


                               /s/ Joseph E. O'Connor, Jr.
                               ------------------------------------
                               Joseph E. O'Connor, Jr.
                               Vice President and Controller
                               (principal accounting officer and
                                duly authorized officer)

                          UNION PACIFIC CORPORATION

                                EXHIBIT INDEX



Exhibit No.                     Description

 3 By-laws of Union Pacific Corporation, as amended effective as of September 26, 1996.

 10(a) Employment Agreement between Southern Pacific Rail Corporation ("SPRC") and Jerry R. Davis dated February 20, 1995 is incorporated by reference to Exhibit 10.12 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1994. *

 10(b) Letter Agreement between Union Pacific Corporation and Jerry R. Davis dated August 30, 1996. *

 11                Computation of earnings per share

 12                Computation of ratio of earnings to
                   fixed charges

 27                Financial data schedule

 __________________________

 * Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.