Form 10-K
period 1996-12-31
UNION PACIFIC CORP
filed 1997-03-28
CIK 100885

                       COVER


                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                         __________________________________

                                     FORM 10-K
    (Mark One)

      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1996
                                        OR

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


                                    (610) 861-3200
                 (Registrant's telephone number, including area code)
                         ___________________________________

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
          Title of each class                 which registered
----------------------------------------  -------------------------
Common Stock (Par Value $2.50 per share)  New York Stock Stock Exchange, Inc.

                         ___________________________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [ X ]  No [   ]

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].
                         ___________________________________

  As of February 28, 1997 the aggregate market value of the registrant's Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was approximately $14,872,259,119.

  The number of shares outstanding of the registrant's Common Stock as of February 28, 1997 was 246,842,475.

  Portions of the following documents are incorporated by reference into this Report: (1) registrant's Annual Report to Stockholders for the year ended December 31, 1996 (Parts I, II and IV); and (2) registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 18, 1997 (Part III).

                                        PART I

Item 1. Business and Item 2. Properties

Discussion of Significant Events and Operations

      Union Pacific Corporation (UPC or the Corporation), incorporated in Utah in 1969, operates through subsidiaries primarily in the areas of rail transportation and trucking. The Corporation's rail transportation operations include Union Pacific Railroad Company (including Missouri Pacific Railroad Company (MPRR), which was merged with Union Pacific Railroad Company on January 1, 1997)(UPRR), and the rail subsidiaries of Southern Pacific Rail Corporation (Southern Pacific or SP)(collectively, the Railroad), the acquisition of which was completed in September 1996. The Corporation's trucking operations principally consist of Overnite Transportation Company (Overnite). Each of the foregoing subsidiaries is either directly or indi-rectly wholly owned by the Corporation. During 1996 and 1995, UPC completed several strategic transactions that refocused the Corporation's business objectives on its core transportation operations (see "Corporate Reorganization" below).


Corporate Reorganization

      Chicago and North Western Transportation Company (CNW) - In April 1995, UPC acquired the remaining 71.6% of CNW's outstanding common stock not
previously owned by UPC for $1.2 billion.   The acquisition of CNW was
accounted for as a purchase, and CNW's financial results were consolidated with UPC, beginning in May 1995.

      Natural Resources Divestiture - In July 1995, UPC's Board of Directors approved a formal plan to dispose of its oil, gas and mining business through an initial public offering (IPO) of 17% of the common stock of Union Pacific Resources Group Inc. (Resources), followed by a distribution of UPC's remaining interest in Resources to the Corporation's stockholders on a tax-free, pro-rata basis (the Spin-Off). In October 1995, Resources completed the IPO, and, after UPC's receipt of a favorable Internal Revenue Service ruling as to the tax-free nature of the Spin-Off in September 1996, UPC completed its divestiture of Resources.

      Southern Pacific Acquisition - In September 1995, UPC acquired 25% of Southern Pacific, and, in September 1996, it acquired the remaining 75% after receipt of a favorable decision from the Surface Transportation Board of the U.S. Department of Transportation (STB) regarding the Corporation's acquisition of SP. The aggregate Southern Pacific purchase price was $4.1 billion ($2.5 billion in UPC common stock and $1.6 billion in cash). The acquisition of Southern Pacific was accounted for as a purchase, and Southern Pacific's results were fully consolidated with the Corporation's results beginning in October 1996.

Continuing Operations

      Rail Transportation - The Railroad is the largest railroad in the United States (measured in both track miles and freight revenue), operating nearly 36,000 route miles linking Pacific Coast and Gulf Coast ports with the Midwest. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic seaboard, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports, and across the Mexican and (primarily through interline connections) Canadian borders. Major categories of freight hauled by the Railroad are agricultural products, automotive, chemicals, energy (primarily coal), industrial products and intermodal. In 1996, energy was the largest commodity hauled, representing 39.3% of the Railroad's revenue ton-miles and 22.0% of the Railroad's commodity revenue. Percentages of revenue ton-miles and commodity revenue for other commodities hauled by the Railroad are presented on page 49 of the 1996 Annual Report to Stockholders (Annual Report) and are incorporated herein by reference.

      In its rail transportation business, the Railroad is subject to price and service competition from other railroads, motor carriers and barge operators. The vast majority of the Railroad's freight is hauled in corridors served by competing railroads and motor carriers. Motor carrier competition has been strengthened by longer combination vehicles that are allowed in a number of states in which the Railroad operates and magnified by aggressive motor carrier pricing caused by overcapacity within the trucking industry. Because of the Railroad's proximity to major inland and Gulf Coast waterways, barge competition can be particularly pronounced for grain and bulk commodities in certain markets.

      Approximately 90% of the Railroad's 54,000 employees are represented by rail unions. During 1996, nearly all UPRR's unionized workforce ratified five-year national agreements that include a combination of general wage increases and lump-sum payments. In addition, the contracts provide for increased flexibility in work rules. The Railroad has implemented two-person crews for all through-freight trains and for a portion of yard and local operations. Expansion of two-person crews is planned for other sections of the system. With respect to Southern Pacific's unionized workforce, under the conditions imposed by the STB in connection with the Southern Pacific acquisition, labor agreements between the Railroad and the unions must be negotiated before the UPRR and SP rail systems can be fully integrated. UPRR has begun negotiations with the union leadership representing Southern Pacific's workforce and expects union agreements to be ratified in 1997 and 1998. To date, the leadership of certain regional shopcraft, carmen and clerical unions (collectively representing approximately 40% of SP's unionized workforce) has negotiated agreements relating to the consolidation and coordination of UPRR's and Southern Pacific's operations.

      A separate Annual Report on Form 10-K for the year ended December 31, 1996, was filed by UPRR and contains additional information concerning that company.

      Trucking - Overnite, a major interstate trucking company, serves all 50 states and portions of Canada and Mexico through 161 service centers located throughout the United States. As one of the largest trucking companies in the United States, Overnite serves 95% of the U.S. population, specializing in less-than-truckload shipments and offering a comprehensive array of services. Overnite transports a variety of products, including machinery, tobacco, textiles, plastics, electronics and paper products.

      Overnite experiences intense service and price competition from both regional and national motor carriers, which has been amplified by overcapacity in the trucking industry. Overcapacity and intense competition will likely continue well into 1997. During 1996, Overnite launched several strategic initiatives aimed at better matching its operations to the current trucking environment. Actions taken included workforce reductions, service center consolidations, centralization of the linehaul management process, and pricing initiatives targeting Overnite's lowest margin customers.

       As the nation's largest non-union trucking company, Overnite is periodically targeted by major labor organization efforts and is currently the subject of an organizational campaign instituted by the International Brotherhood of Teamsters (Teamsters) at many of its service centers. Since year-end 1994, over 50 of Overnite's 161 service centers have received petitions for union elections. Where elections have been held, 29 Overnite service centers voted against representation and two elections remain unresolved. The employees of three service centers that previously voted for union representation filed petitions with the National Labor Relations Board
(NLRB) to decertify the Teamsters as their union bargaining representative. Thirteen service centers, representing approximately 8% of Overnite's nationwide workforce, have voted for union representation, and the Teamsters have been certified as the bargaining representative for such employees without challenge by Overnite. Seven other service centers, representing another 9% of Overnite's nationwide workforce, have either voted for union representation, or it is unclear how such employees have voted, and such elections are currently being challenged by Overnite before the NLRB or the Federal courts. Overnite has begun negotiations with the Teamsters at the certified service centers and does not anticipate that these negotiations will have a significant impact on its future operating results.

Discontinued Operations

      Natural Resources - Resources is an independent oil and gas company engaged in the exploration for and production of natural gas, crude oil and associated products.

      A separate Annual Report on Form 10-K for the year ended December 31, 1996 was filed by Resources, which contains additional information concerning that company.

Other Information

      Additional information for UPC's principal businesses is presented on pages 8 through 21, 39, 40, 49 and 50 of the Annual Report and such information (excluding photographs on pages 8 through 21, none of which supplements the text and which are not otherwise required to be disclosed herein) is incorporated herein by reference. Information on business segments on page 33 and a map of the Corporation's operations on pages 52 and 53 of the Annual Report are also incorporated herein by reference.


Governmental Regulation

      UPC's operations are currently subject to a variety of Federal, state and local regulation. The most significant areas of regulation are described below.

      The operations of the Railroad and Overnite are subject to the regulatory jurisdiction of the STB, the successor to the Interstate Commerce Commission
(ICC), other Federal agencies and various state agencies. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension or abandonment of rail lines; and acquisition of control of rail and motor carriers by rail common carriers. Other Federal agencies have jurisdiction over safety, movement of hazardous materials, movement and disposal of hazardous waste and equipment standards.

      As a result of the ICC Termination Act of 1995, effective January 1, 1996, state agencies no longer have authority to regulate intrastate rail rates, practices and services. In addition, in January 1995, the Federal government deregulated intrastate trucking, lifting state oversight of rates, routes and service. However, various state and local agencies have jurisdiction over disposal of hazardous wastes and seek to regulate movement of hazardous materials.


Environmental Regulation

      Subsidiaries of UPC are subject to various environmental statutes and regulations, including the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), and the Clean Air Act (CAA).

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

      CERCLA was designed to establish a strategy for cleaning up facilities at which hazardous waste or other hazardous substances have created actual or potential environmental hazards. The EPA has designated certain facilities as requiring cleanup or further assessment. Among other things, CERCLA authorizes the Federal government either to clean up such facilities itself or to order persons responsible for the situation to do so. The act created a multi-billion dollar fund to be used by the Federal government to pay for such cleanup efforts. In the event the Federal government pays for such clean-up, it will seek reimbursement from private parties upon which CERCLA imposes liability.

      CERCLA imposes strict liability on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment. It also imposes strict liability on the generators of such waste, and the transporters of the waste who select the disposal or treatment sites.
Liability may include cleanup costs incurred by third persons and damage to publicly-owned natural resources. UPC's subsidiaries are subject to potential liability under CERCLA as generators of hazardous waste and as transporters. Some states have enacted, and other states are considering enacting, legislation similar to CERCLA. Certain provisions of these acts are more stringent than CERCLA. States that have passed such legislation are currently active in designating more facilities as requiring cleanup and further assessment.

      The operations of the Corporation's subsidiaries are subject to the requirements of the CAA. The 1990 amendments to the CAA include a provision under Title V requiring that certain facilities obtain operating permits. EPA regulations require all states to develop Federally-approvable permit programs. Affected facilities must submit air operating permit applications to the respective states within one year of the EPA's approval of the state programs. Certain UPC railroad facilities may be required to obtain such permits. In addition, in January 1997, the EPA issued proposed regulations which, if adopted in the proposed form, would require that locomotives purchased or remanufactured after 1999 or 2000 meet certain stringent emissions criteria. While the cost of meeting these requirements may be significant, expenditures are not expected to affect materially the Corporation's financial condition or results of operations.

      The operations of UPC's subsidiaries are also subject to other laws protecting the environment, including permit requirements for wastewater discharges pursuant to the National Pollutant Discharge Elimination System and storm-water regulations under the Federal Water Pollution Control Act.

Cautionary Information

      Certain information included in this report contains, and other materials filed or to be filed by the Corporation with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.
Such forward- looking information may include, without limitation, statements that the Corporation does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Corporation's financial results. Such forward-looking information is or will be based on information available at that time and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include but are not limited to industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions, fuel prices and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

Item 3.   Legal Proceedings

Southern Pacific Acquisition

      On August 12, 1996, the STB served a decision (the "Decision") approving the acquisition of control of Southern Pacific and its rail affiliates by the Corporation and its affiliates, the merger of SP with an affiliate of the Corporation, and certain related transactions, subject to various conditions. The acquisition was consummated on September 11, 1996.

      On August 29, 1996, the Corporation and its affiliates filed a petition equesting that the STB clarify certain conditions set forth in the Decision that would allow the Burlington Northern and Santa Fe Railway Company ("BNSF") to serve new transloading facilities and other new facilities on SP rail lines of UPRR or SP over which BNSF has received trackage rights. The STB denied this petition. In addition, various other parties requested that the STB (a) clarify certain aspects of the condition requiring that the Corporation and its affiliates modify contracts with shippers at "2-to-1" points to allow BNSF to access at least 50% of the volume, (b) remove the restriction that it imposed on the traffic that the Texas Mexican Railway Company ("Tex Mex") could transport over trackage rights granted to Tex Mex in the Decision, (c) expand the trackage rights that it made available to Dow Chemical Company for use in connection with a possible build-out from its Freeport, Texas, facility, (d) allow Utah Railway Company access to the facility of Railco, Inc., in Carbon City, Utah, (e) reconsider its decision not to impose labor protective conditions on the settlement agreement between certain rail affiliates of the Corporation and the Gateway Western Railway Company, (f) reconsider its decision to grant BNSF access to shippers in Lake Charles, Louisiana, as a condition to the merger, and (g) reconsider its approval of the merger. The STB resolved all of these petitions against the petitioners and in favor of the Corporation and its affiliates.

      On January 24, 1997, the Corporation and its affiliates, as well as Kansas City Southern Railway Company ("KCS"), BNSF and Texas Utilities Electric Company ("TUE"), submitted to the STB their proposals regarding the implementation of the STB's condition requiring that, in order to preserve TUE's competitive options for the movement of coal to/from its Martin Lake, Texas generating station, BNSF be permitted to use its trackage rights over UPRR and SP lines to handle future TUE coal trans via interchange with KCS at two locations. The STB is considering the parties' dispute concerning the scope of interchange rights that would appropriately implement this condition.

      The City of Reno, Nevada (the "City"), filed a complaint on July 12, 1996 in the U.S. District Court for the District of Nevada seeking a writ of mandamus directing the STB to prepare, with regard to the alleged impacts of the merger on Reno and the surrounding area, an environmental impact statement pursuant to the National Environmental Policy Act and a conformity determination pursuant to the Clean Air Act. The District Court dismissed the complaint for lack of jurisdiction and denied the City's petition to transfer the suit to the U.S. Court of Appeals for the Ninth Circuit. The City subsequently filed a petition for review of the Decision in the U.S. Court of Appeals for the Ninth Circuit on August 21, 1996. The City's petition was ordered consolidated in the U.S. Court of Appeals for the District of Columbia Circuit with the petitions for review described below.

      Judicial appeals with respect to the Decision were filed in the U.S. Court of Appeals for the District of Columbia Circuit by various parties. The Corporation and its affiliates filed a petition for review of the STB's decision to impose a condition permitting BNSF to serve new transloading facilities on lines of the merging railroads over which BNSF will have overhead trackage rights, and also seeking review of the STB's approval of the trackage rights applications of Tex Mex. BNSF also filed petitions for review of the grant of trackage rights to Tex Mex. The City of Wichita and Sedgwick County, Kansas, filed a petition seeking review of the Decision insofar as it may require parties other than the Corporation and its affiliates to contribute to the costs of mitigating the effects of increased rail traffic in those locations. Enterprise Products Company filed a petition for review of the Decision insofar as it did not identify Enterprise's Mont Belvieu, Texas, facility as a "2-to-1" facility. The Western Coal Traffic League ("WCTL") filed a petition for review on the grounds that the Decision approving the merger and denying conditions sought by WCTL was arbitrary and capricious and based on a misapplication of the facts and law. Geneva Steel Company filed three petitions for review, contending that the Decision and certain STB decisions resolving petitions for clarification or reconsideration were arbitrary, capricious, an abuse of discretion, unsupported by substantial evidence, or otherwise contrary to law. Tex Mex filed a petition for review of the STB's decision to impose a restriction on traffic that the Tex Mex can transport over trackage rights granted to Tex Mex in the Decision, as well as the STB's decision refusing to reopen or reconsider the Decision. The United Transportation Union-General Committee of Adjustment filed a petition for review of the Decision and of the STB's decision denying a petition to reopen the Decision. KCS filed petitions for review of the Decision raising challenges to STB determinations (a) to grant rights to BNSF to handle traffic of shippers in the Lake Charles area, (b) not to require UPRR and SP to ensure that KCS could interchange traffic with BNSF at Beaumont, Texas, for movements to Houston, Texas, and at Lake Charles, Louisiana, for movements to New Orleans, Louisiana, (c) granting trackage rights to BNSF over certain KCS trackage, (d) imposing limitations on the rights granted to Tex Mex, (e) addressing environmental aspects of the proceeding, and (f) declining to expand the procedural schedule.

      All of the petitions for review have been consolidated. No briefing schedule has yet been established. An STB motion to sever the petitions for review filed by the City of Reno, Nevada, and the City of Wichita and Sedgwick County, Kansas, and hold briefing in those two cases in abeyance is currently pending. The Corporation believes that it is unlikely that the disposition of these appeals will have a material impact on its results of operations.

      The Decision provided for an 18-month process to conduct studies to assess environmental impacts in the areas of Reno, Nevada, and Wichita, Kansas, and arrive at mitigation measures to address those impacts. Both studies are currently underway, and the STB's environmental section has indicated that it expects to issue preliminary recommendations for public comment by mid-summer.

      On December 4, 1996, the Corporation and its affiliates filed a demand for arbitration with the American Arbitration Association relating to the implementation of a proportional rate arrangement that was part of the settlement agreement between BNSF and the Corporation and its affiliates related to the SP acquisition. On January 8, 1997, the parties signed a letter agreement resolving in principle their disputes, and agreed to suspend the arbitration proceeding pending completion of a formal agreement.

      On February 11, 1997, BNSF filed a demand for arbitration with the American Arbitration Association relating to the condition of a rail line that BNSF had obtained as part of the settlement agreement between BNSF and the Corporation and its affiliates related to the SP acquisition. BNSF contends that it is entitled to a $10.5 million escrow that SP established in connection with this dispute, while the UPRR and SP maintain that BNSF is not entitled to any of the escrowed funds. The Corporation and SP answered BNSF's demand on February 25, 1997, and the arbitration proceeding is pending.

Bottleneck Proceedings

      On August 27, 1996, the STB initiated a proceeding asking for arguments and evidence on the issue of whether it should modify its existing regulations regarding the prescription of, and challenge to, rates for rail service involving a segment that is served by only one railroad between an interchange point and an exclusively-served shipper facility (i.e., a bottleneck segment). The STB proceeding also referred to pending motions to dismiss three individual complaint proceedings filed by shippers challenging a class rate charged for the movement of coal, two of which named UPRR and Southern Pacific Transportation Company (SPT) as a party thereto. Neither complaint proceeding individually involves significant exposure for reparations. However, if existing regulation of bottleneck movements were changed, future revenue from such movements, including those covered by the complaint proceedings, could be substantially reduced. On December 31, 1996, the STB served a decision which generally reaffirmed earlier rulings regarding a rail carrier's obligation to provide rates for bottleneck segments and assured rail carriers' right to differentially price traffic. It also dismissed the two complaint proceedings in which UPRR and SPT were defendants. The STB decision is pending on appeal before the Eighth Circuit Court of Appeals.

Labor Matters
        The General Counsel of the NLRB is seeking a bargaining order remedy in 15 cases involving Overnite where a Teamster local union lost a representation election. These cases are pending before a NLRB administrative law judge. A bargaining order remedy would require Overnite to recognize and bargain with the union as if the union had won instead of lost the election and would be warranted only if the following findings are made: (1) the petitioning Teamsters local had obtained valid authorization cards from a majority of the employees in an appropriate unit;
(2) Overnite committed serious unfair labor practices; and (3) those unfair labor practices would preclude the holding of a fair election despite the application of less drastic remedies. Under NLRB case law, a bargaining order remedy would attach retrospectively to the date when, after a union with a showing of majority support demanded recognition, Overnite embarked on an unlawful course of conduct. In the event of such a retroactive effective bargaining order, Overnite would face back pay liability for losses in employee earnings due to unilateral changes in terms or conditions of employment, such as layoffs, reduced hours of work or less remunerative work assignments. Overnite believes it has substantial defenses to these cases and intends to aggressively defend them.

Environmental Matters

      The EPA has brought a civil action against SPT and its subsidiary, The Denver and Rio Grande Western Railroad Company, in the U.S. District Court for the District of Colorado alleging violation of the Clean Water Act and the Oil Pollution Act. The complaint identifies seven incidents involving the alleged release of hazardous substances into the waters of the United States and seeks civil penalties of $25,000 per day and unspecified injunctive relief to prevent future violations. The incidents are all related to derailments dating back to 1992 and include six incidents in which the alleged releases were from ruptured locomotive fuel tanks and one incident in 1996 involving an alleged release of sulfuric acid near the Tennessee Pass.

      In July 1995, the Butte County (Oroville, California) District Attorney advised that a civil penalty action would be filed against UPRR for violations resulting from a derailment and spill of diesel fuel into the Feather River in Peo, California on April 14, 1995. In late July, the California Regional Water Quality Control Board also filed a separate penalty action seeking $40,000 for the same incident. This latter action was settled for $40,000.
In 1996, the District Attorney and California Department of Fish and Game asserted a claim for natural resource damages in the range of $90,000 - $100,000. UPRR is analyzing the claim and expects to resolve this matter during the first half of 1997.

      The Corporation and its affiliates have received notices from the EPA and state environmental agencies alleging that it is or may be liable under certain Federal or state environmental legislation for remediation costs associated with requirements at various sites throughout the United States, including sites which are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. Nevertheless, at many of the superfund sites, the Corporation believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of the Corporation's exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated. Additional information on the Corporation's potential environmental costs is set forth under Note 11 to the Corporation's financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

        Not applicable.

             Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

                                                                Business
                                                                Experience
                                                                During Past
     Name                     Position                    Age   Five Years

Richard K. Davidson .......Chairman, President and         55     (1)
                           Chief Executive Officer of
                           UPC and Chairman and Chief
                           Executive Officer of the
                           Railroad

L. White Matthews, III ....Executive Vice President -      51     (2)
                           Finance

Carl W. von Bernuth .......Senior Vice President           53      Current
                           and General Counsel                     Position

John B. Gremillion, Jr. ...Vice President - Taxes          50      Current
                                                                   Position

Mary E. McAuliffe .........Vice President - External       51      Current
                           Relations                               Position

Joseph E. O'Connor, Jr. ...Vice President and Controller   39      (3)

Gary F. Schuster ..........Vice President - Corporate      55      Current
                           Relations                               Position

Gary M. Stuart ............Vice President and Treasurer    56      Current
                                                                   Position

Judy L. Swantak ...........Vice President and Corporate    41      Current
                           Secretary                               Position

Jerry R. Davis.............President and Chief Operating   58      (4)
                           Officer of the Railroad

Leo H. Suggs...............Chairman and Chief Executive    57      (5)
                           Officer of Overnite

___________________________

                     Executive Officers of the Registrant and
               Principal Executive Officers of Subsidiaries (Continued)

(1) Mr. Davidson was elected Chairman and Chief Executive Officer effective January 1, 1997. He became President of UPC effective May 1994 and was also Chief Operating Officer of UPC from November 1995 to December 1996. He was President and Chief Executive Officer of the Railroad from September 1991 until August 1995, Chairman of the Railroad until November 1996 and Chairman and Chief Executive Officer of the Railroad since November 1996.

(2) Mr. Matthews was elected to his present position effective April 1992. Prior thereto, he served as Senior Vice President - Finance of UPC.

(3) Mr. O'Connor was elected to his current position effective October 1996. He was Director - Strategic Planning of UPC from November 1995 to October 1996 and Director - Planning of UPC from April 1994 to
     November 1995.  Prior thereto, he was Manager - Planning of UPC.

(4) Mr. Davis was elected to his current position in November 1996. From September 1996 to November 1996, he served as President - SP Rail Operations. From February 1995 to September 1996, he served as President and Chief Executive Officer of Southern Pacific Rail Corporation. From January 1992 to February 1995, Mr. Davis served as Executive Vice President and Chief Operating Officer of CSX Transportation, Inc.(CSXT). Prior thereto, he was Executive Vice President - Operations of CSXT and held various executive positions at the Railroad.

(5) Mr. Suggs was elected to his current position in April 1996. From January 1993 to April 1996, he was President and Chief Executive Officer of Preston Trucking Company, Inc. Prior thereto, Mr. Suggs served as Senior Vice President of Corporate Development of Yellow Corporation.

                             PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
                              Matters


        Information as to the markets in which UPC's Common Stock is traded, the quarterly high and low prices for such stock, the dividends declared with respect to the Common Stock during the last two years, and the approximate number of stockholders of record at January 31, 1997 is set forth under Selected Quarterly Data and Stockholders and Dividends on page 49 of the Annual Report. Information as to restrictions on the payment of dividends with respect to the Corporation's Common Stock is set forth in Note 7 to Financial Statements on pages 44 and 45 of the Annual Report. Such information is incorporated herein by reference.


Item 6. Selected Financial Data

        Selected Financial Data for the Corporation for each of the last 10 years is set forth under the Ten-Year Financial Summary on page 51 of the Annual Report. All such information is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


        Information as to UPC's results of operations, cash flows, liquidity and capital resources, and other matters is set forth in the Financial Review on pages 22 through 31 of the Annual Report, and is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

        The Corporation's consolidated financial statements, accounting policy disclosures, Notes to Financial Statements, Business Segment information and Independent Auditors' Report are presented on pages 32 through 48 of the Annual Report. Selected quarterly financial data are set forth under Selected Quarterly Data on page 49 of the Annual Report. All such information is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and
                              Financial Disclosure


     None.

                             PART III


Item 10.   Directors and Executive Officers of the Registrant

  (a) Directors of Registrant.

      Information as to the names, ages, positions and offices with UPC, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of UPC is set forth in the Directors segments of the Proxy Statement and is incorporated herein by reference.

  (b) Executive Officers of Registrant.

      Information concerning the executive officers of UPC and its subsidiaries is presented in Part I of this Report under Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries.

  (c) Section 16(a) Compliance.

      Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Compliance with Section 16(a) of the Securities Exchange Act segment of the Proxy Statement and is incorporated herein by reference.


Item 11.   Executive Compensation

      Information concerning remuneration received by Union Pacific's executive officers and directors is presented in the Compensation of Directors, Compensation Committee Interlocks and Insider Participation, Report on Executive Compensation, Summary Compensation Table, Option/SAR Grants Table, Option/SAR Exercises and Year-End Value Table, Defined Benefit Plans and Five-Year Performance Comparison segments of the Proxy Statement and is incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

      Information as to the number of shares of Union Pacific's equity securities beneficially owned as of February 12, 1997 by each of its directors and nominees for director, its five most highly compensated executive officers and its directors and executive officers as a group is set forth in the Directors and Security Ownership of Management segments of the Proxy Statement and is incorporated herein by reference.


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

                             PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) and (2) Financial Statements and Schedules
            ----------------------------------------------
        The financial statements, accounting policy disclosures, Notes to Financial Statements and Independent Auditors' Report on pages 32 through 48, inclusive, of the Annual Report are incorporated herein by reference.

        No schedules are required to be filed because of the absence of conditions under which they would be required or because the required information is set forth in the financial statements referred to above.


        (3) Exhibits
        ------------
        Items 10(j) through 10(w) below constitute management contracts and executive compensation arrangements required to be filed as exhibits to this report.


        2 Amended and Restated Agreement and Plan of Merger, dated as of July 12, 1996, among the Corporation, SP, UP Holding Company, Inc. ("UP Holding") and Union Pacific Merger Co. ("UP Merger"), is incorporated herein by reference to Annex B to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No.33-64707).

      3(a) Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to
               Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

      3(b) By-Laws of UPC, as amended effective as of September 26, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

      4 Pursuant to various indentures and other agreements, UPC has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Corporation's total consolidated assets. UPC agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

      9 Voting Trust Agreement, dated as of August 3, 1995, among UPC, UP Acquisition Corporation and Southwest Bank of St. Louis, is incorporated herein by reference to Annex K to the Joint Proxy Statement/Prospectus included in UPC's
               Registration Statement on Form S-4 (No. 33-64707).

      10(a) Amended and Restated Anschutz Shareholders Agreement, dated as of July 12, 1996, among UPC, the Company, The Anschutz Corporation ("TAC"), Anschutz Foundation (the "Foundation"), and Mr. Philip F. Anschutz ("Mr. Anschutz"), is incorporated herein by reference to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4
               (No. 33-64707).

      10(b) Amended and Restated MSLEF Shareholder Agreement, dated as of July 12, 1996, between UPC and The Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated herein by reference to Annex E to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(c) Amended and Restated Parent Shareholders Agreement, dated as of July 12, 1996, among UPC, UP Merger and SP is incorporated herein by reference to Annex F to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(d) Amended and Restated Anschutz/Spinco Shareholders Agreement, dated as of July 12, 1996, among Union Pacific Resources Group Inc. ("Resources"), TAC, the Foundation and Mr. Anschutz is incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(e) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, TAC, and the Foundation is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(f) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among Resources, TAC, and the Foundation is incorporated herein by reference to Annex I to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(g) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding, UP Merger and SP is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(h) Agreement, dated September 25, 1995, among UPC, UPRR, MPRR and SP, Southern Pacific Transportation Company (SPT), The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC) and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(i) Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR and SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(j) The Executive Incentive Plan of UPC, amended April 27, 1995, is incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

      10(k) The 1982 Stock Option and Restricted Stock Plan of UPC, as amended as of February 1, 1992, is incorporated herein by reference to Exhibit 10(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991.

      10(l) The 1988 Stock Option and Restricted Stock Plan of UPC, as amended as of February 1, 1992, is incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991.

      10(m) The Supplemental Pension Plan for Officers and Managers of UPC and Affiliates, as amended and restated, is incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

      10(n)    Agreement, dated as of January 1, 1997, between UPC and Drew
               Lewis.

      10(o) Employment Agreement, dated as of February 20, 1995, between SP and Jerry R. Davis, is incorporated by reference to
               Exhibit 10.12 to SP's Annual Report on Form 10-K for the year ended December 31, 1994.

      10(p) Letter Agreement, dated August 30, 1996, between UPC and Jerry R. Davis, is incorporated by reference to Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

      10(q) The 1992 Restricted Stock Plan for Non-Employee Directors of UPC, as amended as of January 28, 1993, is incorporated herein by reference to Exhibit 10(a) to the Corporation's Current Report on Form 8-K filed March 16, 1993.

      10(r) The 1993 Stock Option and Retention Stock Plan of UPC, as amended April 21, 1995, is incorporated herein by reference to Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

      10(s) The Pension Plan for Non-Employee Directors of UPC, as amended January 25, 1996 is incorporated herein by reference to Exhibit 10(w) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

      10(t) The Executive Life Insurance Plan of UPC, adopted August 2, 1994, is incorporated herein by reference to Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

      10(u) The UPC Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, as amended January 25, 1996 is incorporated herein by reference to Exhibit 10(y) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

      10(v) Charitable Contribution Plan for Non-Employee Directors of UPC is incorporated herein by reference to Exhibit 10(z) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

      10(w) Written Description of Other Executive Compensation Arrangements of UPC is incorporated herein by reference to
               Exhibit 10(o) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

      (11)     Computation of earnings per share.

      (12)     Computation of ratio of earnings to fixed charges.

      (13) Pages 8 through 53, inclusive, of UPC's Annual Report to Stockholders for the year ended December 31, 1996, but excluding photographs set forth on pages 8 through 21, none of which supplements the text and which are not otherwise required to be disclosed in this Annual Report on Form 10-K.

      (21) List of the Corporation's significant subsidiaries and their respective states of incorporation.

      (23)     Independent Auditors' Consent.

      (24)     Powers of attorney executed by the directors of UPC.

      (27)     Financial Data Schedule.

      (99)     (a)  Financial Statements for the Fiscal Year ended
                    December 31, 1996 required by Form 11-K for the UPC Thrift Plan - to be filed by amendment.

      (99)     (b)  Financial Statements for the Fiscal Year ended
                    December 31, 1996 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

      (99)     (c)  Financial Statements for the Fiscal Year ended
                    December 31, 1996 required by Form 11-K for the Skyway Retirement Savings Plan - to be filed by amendment.

      (99)     (d)  Financial Statements for the Fiscal Year ended
                    December 31, 1996 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

      (99)     (e)  Financial Statements for the Fiscal Year ended
                    December 31, 1996 required by Form 11-K for the Union Pacific Motor Freight Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

      (99)     (f)  Financial Statements for the Fiscal Year ended
                    December 31, 1996 required by Form 11-K for the Chicago and North Western Railway Company Profit Sharing and Retirement Savings Program - to be filed by amendment.

      (99)     (g)  Financial Statements for the Fiscal Year ended
                    December 31, 1996 required by Form 11-K for the Southern Pacific Rail Corporation Thrift Plan - to be filed by amendment.


       (b)      Reports on Form 8-K

                On October 17, 1996, the Corporation filed Amendment No. 1 to a Current Report on Form 8-K dated September 16, 1996. Such Amendment contained certain pro forma financial information related to the Southern Pacific acquisition and the Spin-Off as required by Regulation S-X.

                On October 21, 1996, the Corporation filed a Current Report on Form 8-K disclosing the completion of the Spin-Off. Such Report also included a press release dated October 17, 1996 containing earnings information for UPC for the third quarter of 1996 and the nine months ended September 30, 1996.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1997.


                                   UNION PACIFIC CORPORATION


                                   By /s/ Richard K. Davidson
                                      -------------------------------
                                      (Richard K. Davidson, Chairman,
                                       President and Chief Executive
                                       Officer)



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 26th day of March, 1997, by the following persons on behalf of the registrant and in the capacities indicated.


      PRINCIPAL EXECUTIVE OFFICER
        AND DIRECTOR:


                                      /s/ Richard K. Davidson
                                      -------------------------------
                                      (Richard K. Davidson, Chairman,
                                       President, Chief Executive
                                       Officer and Director)


      PRINCIPAL FINANCIAL OFFICER
        AND DIRECTOR:


                                      /s/ L. White Matthews, III
                                      -------------------------------
                                      (L. White Matthews, III,
                                       Executive Vice President -
                                       Finance and Director)



      PRINCIPAL ACCOUNTING OFFICER:



                                      /s/ Joseph E. O'Connor, Jr.
                                      -------------------------------
                                      (Joseph E. O'Connor, Jr.,
                                       Vice President and Controller)

DIRECTORS:

Philip F. Anschutz*                       Judith Richards Hope*



Robert P. Bauman*                         Richard J. Mahoney*



Richard B. Cheney*                        John R. Meyer*



E. Virgil Conway*                         Thomas A. Reynolds, Jr.*



Spencer F. Eccles*                        James D. Robinson, III*



Elbridge T. Gerry, Jr.*                   Robert W. Roth*



William H. Gray, III*                     Richard D. Simmons*








* By  /s/ Thomas E. Whitaker
     ______________________________________
     (Thomas E. Whitaker, Attorney-in-fact)

                               EXHIBIT INDEX
                               _____________

Items 10(j) through 10(w) below constitute management contracts and executive compensation arrangements required to be filed as exhibits to this report.

  Exhibit Number
  --------------

     2 Amended and Restated Agreement and Plan of Merger, dated as of July 12, 1996, among the Corporation, SP, UP Holding Company, Inc. ("UP Holding") and Union Pacific Merger Co. ("UP Merger"), is incorporated herein by reference to Annex B to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      3(a) Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to
               Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

      3(b) By-Laws of UPC, as amended effective as of September 26, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

      4 Pursuant to various indentures and other agreements, UPC has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Corporation's total consolidated assets. UPC agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

      9 Voting Trust Agreement, dated as of August 3, 1995, among UPC, UP Acquisition Corporation and Southwest Bank of St. Louis, is incorporated herein by reference to Annex K to the Joint Proxy Statement/Prospectus included in UPC's
               Registration Statement on Form S-4 (No. 33-64707).

      10(a) Amended and Restated Anschutz Shareholders Agreement, dated as of July 12, 1996, among UPC, the Company, The Anschutz Corporation ("TAC"), Anschutz Foundation (the "Foundation"), and Mr. Philip F. Anschutz ("Mr. Anschutz"), is incorporated herein by reference to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment
               No. 2 to UPC's Registration Statement on Form S-4(No. 33-64707).

      10(b) Amended and Restated MSLEF Shareholder Agreement, dated as of July 12, 1996, between UPC and The Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated herein by reference to Annex E to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(c) Amended and Restated Parent Shareholders Agreement, dated as of July 12, 1996, among UPC, UP Merger and SP is incorporated herein by reference to Annex F to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(d) Amended and Restated Anschutz/Spinco Shareholders Agreement, dated as of July 12, 1996, among Union Pacific Resources Group Inc. ("Resources"), TAC, the Foundation and Mr. Anschutz is incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(e) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, TAC, and the Foundation is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(f) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among Resources, TAC, and the Foundation is incorporated herein by reference to Annex I to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(g) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding, UP Merger and SP is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(h) Agreement, dated September 25, 1995, among UPC, UPRR, MPRR and SP, Southern Pacific Transportation Company (SPT), The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC) and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(i) Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR and SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(j) The Executive Incentive Plan of UPC, amended April 27, 1995, is incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

      10(k) The 1982 Stock Option and Restricted Stock Plan of UPC, as amended as of February 1, 1992, is incorporated herein by reference to Exhibit 10(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991.

      10(l) The 1988 Stock Option and Restricted Stock Plan of UPC, as amended as of February 1, 1992, is incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991.

      10(m) The Supplemental Pension Plan for Officers and Managers of UPC and Affiliates, as amended and restated, is incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

      10(n)    Agreement, dated as of January 1, 1997, between UPC and Drew
               Lewis.

      10(o) Employment Agreement, dated as of February 20, 1995, between SP and Jerry R. Davis, is incorporated by reference to
               Exhibit 10.12 to SP's Annual Report on Form 10-K for the year ended December 31, 1994.

      10(p) Letter Agreement, dated August 30, 1996, between UPC and Jerry R. Davis, is incorporated by reference to Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

      10(q) The 1992 Restricted Stock Plan for Non-Employee Directors of UPC, as amended as of January 28, 1993, is incorporated herein by reference to Exhibit 10(a) to the Corporation's Current Report on Form 8-K filed March 16, 1993.

      10(r) The 1993 Stock Option and Retention Stock Plan of UPC, as amended April 21, 1995, is incorporated herein by reference to Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

      10(s) The Pension Plan for Non-Employee Directors of UPC, as amended January 25, 1996 is incorporated herein by reference to Exhibit 10(w) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

      10(t) The Executive Life Insurance Plan of UPC, adopted August 2, 1994, is incorporated herein by reference to Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

      10(u) The UPC Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, as amended January 25, 1996 is incorporated herein by reference to Exhibit 10(y) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

      10(v) Charitable Contribution Plan for Non-Employee Directors of UPC is incorporated herein by reference to Exhibit 10(z) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

      10(w) Written Description of Other Executive Compensation Arrangements of UPC is incorporated herein by reference to
               Exhibit 10(o) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

      (11)     Computation of earnings per share.

      (12)     Computation of ratio of earnings to fixed charges.

      (13) Pages 8 through 53, inclusive, of UPC's Annual Report to Stockholders for the year ended December 31, 1996, but excluding photographs set forth on pages 8 through 21, none of which supplements the text and which are not otherwise required to be disclosed in this Annual Report on Form 10-K.

      (21) List of the Corporation's significant subsidiaries and their respective states of incorporation.

      (23)     Independent Auditors' Consent.

      (24)     Powers of attorney executed by the directors of UPC.

      (27)     Financial Data Schedule.

      (99)     (a)  Financial Statements for the Fiscal Year ended
                    December 31, 1996 required by Form 11-K for the Union Pacific Corporation Thrift Plan - to be filed by amendment.

      (99)     (b)  Financial Statements for the Fiscal Year ended
                    December 31, 1996 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

      (99)     (c)  Financial Statements for the Fiscal Year ended
                    December 31, 1996 required by Form 11-K for the Skyway Retirement Savings Plan - to be filed by amendment.

      (99)     (d)  Financial Statements for the Fiscal Year ended
                    December 31, 1996 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

      (99)     (e)  Financial Statements for the Fiscal Year ended
                    December 31, 1996 required by Form 11-K for the Union Pacific Motor Freight Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

      (99)     (f)  Financial Statements for the Fiscal Year ended
                    December 31, 1996 required by Form 11-K for the Chicago and North Western Railway Company Profit Sharing and Retirement Savings Program - to be filed by amendment.

      (99)     (g)  Financial Statements for the Fiscal Year ended
                    December 31, 1996 required by Form 11-K for the Southern Pacific Rail Corporation Thrift Plan - to be filed by amendment.