Form 10-Q
period 1997-03-31
UNION PACIFIC CORP
filed 1997-05-13
CIK 100885

       COVER
                            FORM 10-Q

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549-1004

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

    As of April 30, 1997, there were 246,903,137 shares of the Registrant's Common Stock outstanding.

       INDEX

                     UNION PACIFIC CORPORATION
                              INDEX



                  PART I.  FINANCIAL INFORMATION
                  ------------------------------                  Page Number

Item 1:  Condensed Consolidated Financial Statements:

         CONDENSED STATEMENT OF CONSOLIDATED INCOME - For the
           Three Months Ended March 31, 1997 and 1996............      1

         CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
           At March 31, 1997 and December 31, 1996...............      2

         CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
           the Three Months Ended March 31, 1997 and 1996........      4

         CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS -
           For the Three Months Ended March 31, 1997 and 1996....      4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....      5


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................     10



                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 4:  Submission of Matters to a Vote of Security
         Holders.................................................     17

Item 6:  Exhibits and Reports on Form 8-K........................     17

Signature........................................................     18

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Condensed Consolidated Financial Statements


        UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

            CONDENSED STATEMENT OF CONSOLIDATED INCOME

        For the Three Months Ended March 31, 1997 and 1996
        --------------------------------------------------
    (Amounts in Millions, Except Ratio and Per Share Amounts)
                           (Unaudited)
                                                   1997       1996
                                                 --------   --------
Operating Revenues (Note 2).................     $  2,810   $  1,968
                                                 --------   --------
Operating Expenses (Note 2):
  Salaries, wages and employee benefits.....        1,026        773
  Equipment and other rents.................          322        202
  Fuel and utilities (Note 4)...............          296        164
  Depreciation and amortization ............          258        172
  Purchased services........................          200        125
  Materials and supplies....................          157        117
  Other costs...............................          206        150
                                                 --------   --------
     Total..................................        2,465      1,703
                                                 --------   --------
Operating Income............................          345        265
Other Income................................           38         18
Interest Expense (Notes 2, 3 and 4).........         (150)      (117)
Corporate Expenses..........................          (28)       (28)
                                                 --------   --------
Income before Income Taxes..................          205        138
Income Taxes................................          (77)       (31)
                                                 --------   --------

Income from Continuing Operations...........          128        107

Income from Discontinued Operations
  (Note 3)..................................           --         49
                                                 --------   --------
Net Income..................................     $    128   $    156
                                                 ========   ========

Earnings Per Share (Note 7):
  Income from Continuing Operations.........     $   0.52   $   0.52
  Income from Discontinued Operations.......           --       0.24
                                                 --------   --------
  Net Income................................     $   0.52   $   0.76
                                                 ========   ========

Weighted Average Number of Shares...........        247.8      206.3
Cash Dividends Per Share....................     $   0.43   $   0.43
Ratio of Earnings to Fixed Charges (Note 5).          2.0        1.9



         UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                      (Millions of Dollars)
                           (Unaudited)

                                                    March 31,   December 31,
ASSETS                                                1997          1996
------                                              ---------   ------------
Current Assets:
  Cash and temporary investments...............     $      94    $     191
  Accounts receivable .........................           699          494
  Inventories..................................           275          304
  Other current assets.........................           386          345
                                                    ---------    ---------
       Total Current Assets....................         1,454        1,334
                                                    ---------    ---------
Investments:

  Investments in and advances to affiliated
     companies.................................           377          387
  Other investments............................           237          226
                                                    ---------    ---------
       Total Investments.......................           614          613
                                                    ---------    ---------
Properties:

  Railroad:

    Road and other.............................        22,908       22,665
    Equipment..................................         6,711        6,573
                                                    ---------    ---------
       Total Railroad..........................        29,619       29,238

  Trucking.....................................           729          736
  Other........................................           128          123
                                                    ---------    ---------
       Total Properties........................        30,476       30,097

  Accumulated depreciation.....................        (5,230)      (5,053)
                                                    ---------    ---------
      Properties - Net ........................        25,246       25,044
                                                    ---------    ---------

Excess Acquisition Costs - Net..................          695          700

Other Assets....................................          177          223
                                                    ---------    ---------
       Total Assets.............................    $  28,186    $  27,914
                                                    =========    =========



         UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
      ------------------------------------------------------
     (Amounts in Millions, Except Share and Per Share Amounts)
                           (Unaudited)

                                                    March 31,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1997          1996
                                                    ---------   ------------
Current Liabilities:
  Accounts payable................................  $     736    $     705
  Accrued wages and vacation......................        413          427
  Accrued casualty costs..........................        315          332
  Dividends and interest..........................        278          293
  Income and other taxes..........................        243          250
  Debt due within one year........................        164          127
  Other current liabilities (Note 2)..............        960          922
                                                    ---------     --------
     Total Current Liabilities....................      3,109        3,056
                                                    ---------     --------
Debt Due After One Year...........................      8,075        7,900

Deferred Income Taxes.............................      5,995        5,939

Accrued Casualty Costs............................        794          730

Retiree Benefits Obligation.......................        732          720

Other Long-Term Liabilities (Notes 2 and 6).......      1,242        1,344

Stockholders' Equity:

  Common stock, $2.50 par value, authorized
    500,000,000 shares, 275,060,633 shares issued
    in 1997, 274,595,151 shares issued in 1996....        688          686
  Paid-in surplus.................................      4,017        4,009
  Retained earnings...............................      5,283        5,262
  Treasury stock, at cost, 28,216,972 shares in
    1997, 27,935,628 shares in 1996...............     (1,749)      (1,732)
                                                    ---------     --------
    Total Stockholders' Equity....................      8,239        8,225
v                                                    ---------     --------

    Total Liabilities and Stockholders' Equity....  $  28,186    $  27,914
                                                    =========    =========


         UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
           ----------------------------------------------
        For the Three Months Ended March 31, 1997 and 1996
                      (Millions of Dollars)
                           (Unaudited)
                                                         1997       1996
                                                       -------    -------
Cash from continuing operations:
   Net income......................................... $   128    $   156
   Non-cash charges to income:
       Depreciation and amortization..................     258        172
       Deferred income taxes..........................      35        (54)
       Other - net....................................      (6)        79
   Income from discontinued operations (Note 3).......      --        (49)
   Changes in current assets and liabilities..........    (164)       (43)
                                                        ------     ------
       Cash continuing from operations................     251        261
                                                        ------     ------
Cash flows from investing activities:
   Capital investments................................    (407)      (259)
   Other - net........................................     (27)        13
                                                        ------     ------
       Cash used in investing activities..............    (434)      (246)
                                                        ------     ------
Cash flows from equity and financing activities:
   Dividends paid.....................................    (105)       (89)
   Debt repaid........................................    (348)      (678)
   Financings.........................................     560        668
   Other - net........................................     (21)       (67)
                                                        ------     ------
      Cash provided by (used in) equity and
         financing activities.........................      86       (166)
                                                        ------     ------
      Net decrease in cash and temporary investments.. $   (97)   $  (151)
                                                       =======    =======

      CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS
        For the Three Months Ended March 31, 1997 and 1996
        --------------------------------------------------
         (Amounts in Millions, Except Per Share Amounts)
                           (Unaudited)

                                                         1997       1996
                                                        -------   -------
Balance at Beginning of Year.........................  $ 5,262    $ 5,327

Net Income...........................................      128        156
                                                       -------    -------
       Total.........................................    5,390      5,483

Dividends Declared ($0.43 per share in
     both 1997 and 1996).............................     (107)       (89)
                                                       -------    -------
     Balance at End of Period........................  $ 5,283    $ 5,394
                                                       =======    =======

             UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. Responsibilities for Financial Statements - The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1996 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation or UPC) Annual Report to Shareholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997. Certain 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

2. Acquisition of Southern Pacific Rail Corporation (Southern Pacific or SP)- UPC consummated the acquisition of Southern Pacific in September 1996 by acquiring the remaining 75% of Southern Pacific common shares not previously owned by the Corporation for $25 per SP share in cash, 0.4065 shares of the Corporation's common stock per SP share or a combination thereof, at the holder's election and subject to proration. As a result of the initial cash tender offer in 1995 for 25% of Southern Pacific's outstanding shares and the acquisition of the remaining 75% of Southern Pacific shares, 60% of the outstanding Southern Pacific shares were converted into 38.1 million shares of UPC common stock, and the remaining 40% of the outstanding shares were acquired for $1,562 million in cash. UPC initially funded the cash portion of the acquisition with credit facility borrowings, a portion of which was subsequently refinanced with long-term borrowings.

   The acquisition of Southern Pacific has been accounted for using the purchase method. Results for the first quarter of 1996 include equity income equal to 25% of Southern Pacific's net income during that period, reflecting UPC's ownership of SP. SP's results were fully consolidated with the Corporation effective October 1, 1996. The purchase price was determined as follows and was based on a market value of the Corporation's common stock of $65.00 per share, the value at the time of the announcement of the merger agreement between the Corporation and Southern
   Pacific:

                                                                 (in millions)
   Initial 25% investment in SP on September 15, 1995,
       including equity income                                         $  990
   Second step cash purchase (23.4 million shares at $25.00
       per SP share) on September 11, 1996                                586
   Merger exchange of SP shares (93.7 million SP shares converted into 38.1 million shares of UPC common stock at
       $65.00 per UP share) on September 11, 1996                       2,476
   Transaction costs                                                       45
                                                                       ------
   Purchase Price                                                      $4,097
                                                                       ------

   The Southern Pacific purchase price has been allocated as follows:

                                                                 (in millions)
   Purchase price to be allocated                                     $ 4,097
   Pre-tax merger costs:
       Current                                                            317
       Long-term                                                          746
   Equity acquired                                                     (1,083)
                                                                      -------
   Unallocated purchase price                                         $ 4,077
                                                                      -------
   Purchase price allocation:
       Property and equipment                                         $ 6,160
       Debt and preference share revaluation                             (220)
       Deferred income taxes (including the effect
          of merger costs)                                             (1,863)
                                                                      -------
          Total                                                       $ 4,077
                                                                      -------

   In connection with the acquisition and subsequent consolidation of Union Pacific Railroad Company's (UPRR) and Southern Pacific's rail operations (collectively, the Railroad), the Railroad plans to eliminate duplicate positions, relocate certain functions, merge or dispose of redundant facilities and dispose of certain rail lines. The Railroad is also canceling uneconomical and duplicative SP contracts and has repaid certain of Southern Pacific's debt obligations. The Railroad has recognized an estimated $1,063 million liability in the Southern Pacific purchase price allocation for costs associated with these activities.

   Through March 31, 1997, the Railroad charged $85 million to these reserves, principally comprising costs to reduce Southern Pacific's workforce. The Railroad expects the remaining acquisition-related payments to be made in 1997 through 1999, as the Southern Pacific rail system is integrated with UPRR and labor negotiations are completed.

   In addition, the Railroad expects to incur approximately $250 million in acquisition-related costs for severing or relocating UPRR employees and disposing of certain UPRR facilities. Results for the quarter ended March 31, 1997 include $6 million in acquisition-related severance and relocation costs. The Railroad anticipates charging the remaining acquisition-related payments for UPRR employees and facilities to operating expense in 1997 through 1999, as definitive plans are refined and communicated, relocation and other costs are incurred, and labor negotiations are completed.

   The amounts recorded for Southern Pacific-related costs and estimated costs for UPRR severance, relocation and facility closings are subject to refinement as more information becomes available and the Railroad's management finalizes merger implementation plans. The status of union negotiations, the actual portion of terminated or relocated UPRR and SP employees, and the resolution of certain litigation and other claims will be determined by September 1997. As a result, the amounts included in purchase accounting reserves--and to be expensed by the Railroad in the future--could change. Any revision required is not expected to be material to the Corporation's financial position or ongoing results of operations.

   The pro forma results presented below have been prepared to reflect the consummation of the Southern Pacific acquisition and the subsequent pro-rata distribution of the shares of Union Pacific Resource Group Inc. (Resources) owned by the Corporation to UPC's stockholders (see Note 3 to the Condensed Consolidated Financial Statements), as if such events occurred on January 1, 1996. The pro forma results presented below do not reflect synergies expected to result from the integration of UPRR's and Southern Pacific's rail operations, and, accordingly, do not account for any potential increase in revenue or operating income, estimated cost savings, or one-time costs associated with the elimination of UPRR's duplicate facilities and relocation or severance payments to UPRR's employees. The effects of the foregoing could be substantial. This unaudited pro forma information is not necessarily indicative of the results of operations that might have occurred had the Southern Pacific acquisition and the distribution of the shares of Resources owned by the Corporation actually occurred on the date indicated, or of future results of operations of the resulting entity.

   --------------------------------------------------------
   Millions of Dollars                Three-Months Ended
   Except Per Share Amount              March 31, 1996
   --------------------------------------------------------
   Operating Revenues                       $ 2,748
   Operating Income                             286
   Net Income                                    78
   Net Income per Share                        0.32


3. Resources - In July 1995, the Corporation's Board of Directors approved a formal plan to divest UPC's natural resources business through an initial public offering (IPO) by Resources, followed by a pro-rata distribution of the Resources shares owned by the Corporation to its stockholders (the Spin-Off).

   The IPO of 42.5 million Resources shares at $21 per share was completed in October 1995 and generated net proceeds of $844 million. At that time, Resources distributed to UPC a dividend of $1,621 million ($912 million in cash, $650 million in 8.5% notes, which were repaid on the Spin-Off date, and a $59 million intercompany balance owed by the Corporation). UPC used the cash proceeds from the IPO dividend (including the notes receivable repayment) to reduce outstanding commercial paper.

   In September 1996, the Corporation's Board of Directors declared a special dividend consisting of the shares of Resources common stock owned by UPC. As a result of the Spin-Off, each of the Corporation's stockholders received 0.846946 of a share of Resources common stock for each UPC share of common stock held by such stockholder at the September 26, 1996 record date for the distribution.

   Resources' results prior to the Spin-Off were reported as a discontinued operation in the Corporation's consolidated financial statements. UPC's results for the first quarter of 1996 include income from discontinued operations of $49 million (approximately 83% of Resources' net income for the quarter), net of income taxes of $27 million.

4. Financial Instruments - The Corporation uses derivative financial instruments in limited instances for other than trading purposes to manage risk as it relates to fuel prices and interest rates. Where the Corporation has fixed interest rates or fuel prices through the use of swaps, futures or forward contracts, the Corporation has mitigated the downside risk of adverse price and rate movements; however, it has also limited future gains from favorable movements.

   The Corporation addresses market risk related to these instruments by selecting instruments whose value fluctuations correlate highly with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and periodic settlements. The total credit risk associated with the Corporation's counterparties was $32 million at March 31, 1997. The Corporation has not been required to provide, nor has it received, any significant amount of collateral relating to its hedging activity.

   The fair market value of the Corporation's derivative financial instrument positions at March 31, 1997 was determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable zero coupon U.S. treasury rate and swap spread.

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

   At March 31, 1997, the Corporation had outstanding interest rate swaps on $263 million of notional principal amount of debt (3% of the total debt portfolio) with a gross fair market value asset position of $32 million and a gross fair market value liability position of $16 million. These contracts mature over the next one to eight years. Interest rate hedging activity increased interest expense by $3 million in the first quarter of 1997 and by $2 million in the first quarter of 1996.

   Fuel - Over the past three years, fuel costs approximated 10% of the Corporation's total operating expenses. As a result of the significance of the fuel costs and the historical volatility of fuel prices, the Corporation's transportation subsidiaries periodically use swaps, futures and forward contracts to mitigate the impact of fuel price volatility. The intent of this program is to protect the Corporation's operating margins and overall profitability from adverse fuel price changes.

   At March 31, 1997, the Railroad had hedged 12% of its estimated remaining 1997 diesel fuel consumption at $0.53 per gallon on a Gulf Coast basis, while Overnite Transportation Company had not hedged any of its 1997 fuel requirements. At March 31, 1997, the Railroad had outstanding swap agreements covering its fuel purchases of $73 million, with gross and net asset positions of $1 million. Fuel hedging had no impact on first quarter

   1997 fuel expense and lowered first quarter 1996 fuel costs by $4 million.

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

6. Commitments and Contingencies - There are various lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. The Corporation and its subsidiaries also periodically enter into financial and other commitments in connection with their businesses, and have retained certain contingent liabilities upon the disposition of formerly-owned operations.

   The Corporation does not anticipate that the ultimate resolution of the matters described in Part I, Item 3. Legal Proceedings of the
   Corporation's 1996 Annual Report on Form 10-K will have a material adverse effect on the Corporation's consolidated financial condition or operating results.

7. Accounting Pronouncements - The Financial Accounting Standards Board
   (FASB) issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides consistent standards for determining if transfers of financial assets are sales or secured borrowings, and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. UPC adopted Statement No. 125 on January 1, 1997 with no impact on the Corporation's operating results or financial condition.

   The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," effective for 1997, which clarifies the accounting for environmental remediation liabilities. Adoption had no significant impact on UPC's operating results or financial condition.

   In February 1997, the FASB issued Statement No. 128, "Earnings per Share," which simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Statement No. 128 replaces the standards for computing and presenting EPS found in Accounting Principles Board Opinion No. 15, "Earnings per Share." Statement No. 128 requires dual presentation of Basic and Diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 will be effective for UPC's 1997 Annual Report, including interim periods to be presented therein; however, earlier application is not permitted. Had Statement No. 128 been effective for the first quarter of 1997, UPC's Basic and Diluted EPS (based on income from continuing operations and net income) would both have been $0.52 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                      RESULTS OF OPERATIONS
     Quarter Ended March 31, 1997 Compared to March 31, 1996

CORPORATE REOGRANIZATION
During 1996, Union Pacific Corporation (UPC or the Corporation) completed several strategic transactions that refocused the Corporation's business objectives on its core transportation operations.

Natural Resources Divestiture - In July 1995, UPC's Board of Directors approved a formal plan to dispose of its natural resources business by an initial public offering (IPO) by Union Pacific Resources Group Inc. (Resources) of 17% of its common stock, followed by a distribution of UPC's interest in Resources to the Corporation's stockholders on a tax-free, pro-rata basis (the Spin-Off)(see Note 3 to the Condensed Consolidated Financial Statements). In October 1995, Resources completed the IPO, and, after UPC's receipt of a favorable Internal Revenue Service ruling as to the tax-free nature of the Spin-Off in September 1996, UPC completed its divestiture of Resources. The Corporation's share of Resources' first quarter 1996 financial results are presented in discontinued operations for that period.

Southern Pacific Rail Corporation (Southern Pacific or SP) Acquisition - In September 1995, UPC acquired 25% of Southern Pacific, and, in September 1996, it acquired the remaining 75%. The aggregate Southern Pacific purchase price was $4.1 billion ($2.5 billion in UPC common stock and $1.6 billion in cash). The acquisition of Southern Pacific was accounted for as a purchase. The statement of consolidated income for the first quarter of 1996 includes equity income equal to 25% of Southern Pacific's net income, reflecting UPC's ownership of Southern Pacific during such period. For the first quarter of 1997, Southern Pacific's results were fully consolidated with the Corporation's results (see Note 2 to the Condensed Consolidated Financial Statements).

As a result of the SP acquisition, UPC now operates the largest rail system in the United States, with 36,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways. The Corporation also owns Overnite Transportation Company (Overnite), a major interstate trucking company specializing in less-than-truckload (LTL) shipments.

CONSOLIDATED - The Corporation reported net income of $128 million or $0.52 per share for the first quarter of 1997, compared to 1996 net income of $156 million or $0.76 per share. Results for 1997 included the effects of the
completion of the Southern Pacific acquisition.   Net income for 1996 included
83% of Resources' net income in discontinued operations.

RESULTS OF CONTINUING OPERATIONS
Consolidated - In the first quarter of 1997, the Corporation reported income from continuing operations of $128 million ($0.52 per share), compared to results for the first quarter of 1996 of $107 million ($0.52 per share). This earnings increase resulted primarily from continued strong financial performance at Union Pacific Railroad Company (UPRR), additional operating income from Southern Pacific (UPRR and SP are collectively referred to as the Railroad), and improved operating results at Overnite.

Operating revenues increased $842 million (43%) to $2.81 billion in 1997, reflecting increased volumes at the Railroad (largely from the addition of Southern Pacific volumes), slightly offset by lower volumes at Overnite.

Operating expenses increased $762 million (45%) to $2.47 billion in 1997. The addition of Southern Pacific operations slightly offset by merger-related workforce reductions and base business productivity improvements caused salaries, wages and employee benefits to increase $253 million. The addition of Southern Pacific operations and inflation were primary factors causing increases in equipment and other rents ($120 million); purchased services ($75 million); materials and supplies ($40 million); casualty accruals ($39 million); and other taxes ($11 million). Fuel and utility costs rose $132 million (80%), principally the result of increased volumes at the Railroad and a 21% increase in fuel prices. Depreciation charges rose $86 million, primarily due to the addition of Southern Pacific properties and UPC's continued reinvestment in its equipment and rail infrastructure.

Consolidated operating income advanced $80 million (30%) to $345 million in 1997, principally because of improved results at the Railroad and Overnite ($61 million and $20 million, respectively). Other income rose $20 million, primarily reflecting the Railroad's sale of its Escanaba line. Interest expense increased $33 million, the result of higher debt levels associated with the Southern Pacific acquisition, partially offset by the favorable impact of applying to debt reduction the proceeds of Resources notes payable repayment (see Note 3 to the Condensed Consolidated Financial Statements). Income taxes increased $46 million to $77 million, primarily reflecting higher income before income taxes and the absence of a first quarter 1996 one-time favorable tax settlement at the Railroad ($20 million).

Railroad - The Railroad earned $170 million in the first quarter of 1997, compared to $166 million a year ago. Earnings improvements reflected base business growth and the addition of Southern Pacific volumes, offset by incremental interest costs incurred in 1997 ($25 million reduction in net income) associated with the completion of the SP acquisition and the consolidation of SP's debt, the impact of a 21% increase in fuel prices ($27 million reduction in net income), and one-time SP merger-related costs ($9 million reduction in net income). Both periods included the impact of severe weather ($11 million reduction in net income in 1997 and $34 million reduction in net income in 1996), while the first quarter of 1996 included the effects of a 17-day General Motors brake plant strike (the GM Strike)($7 million reduction in net income).

Operating revenues grew $885 million (53%) to $2.56 billion in 1997. This increase primarily relates to an $866 million (54%) increase in commodity revenue, reflecting the addition of Southern Pacific volumes, base business growth and a 1% increase in average commodity revenue per car to $1,151 per car, resulting from a longer average length of haul and a shift in commodity mix. Total carloadings grew 52% (approximately 728,000 cars).

On a pro forma basis, assuming the Southern Pacific acquisition had been completed at the beginning of 1996, operating revenues for 1997 would have grown $105 million (4%), primarily reflecting a $97 million (4%) increase in commodity revenue. Compared to pro forma first quarter 1996 carloadings, first quarter 1997 carloadings would have advanced nearly 27,000 cars (1%) and average commodity revenue per car would have grown 3% to $1,165 per car, detailed as follows:

Agricultural Products: Compared to pro forma 1996 amounts, agricultural products commodity revenue was essentially unchanged at $395 million. Carloadings declined 2% to 240,000 cars, primarily the result of a 20% decrease in wheat volumes--reflecting strong worldwide export competition. Wheat declines were offset by improvements in shipments of sweeteners (18%), meals and oils (8%) and rice products (12%). Average commodity revenue per car increased 3%, the result of price increases and a shift to longer-haul traffic.

Automotive: Compared to pro forma 1996 amounts, automotive commodity revenue rose 5% to $237 million, as carloadings increased 6% on continued auto industry sales growth and the absence of the first quarter 1996 GM Strike. Finished autos and auto parts carloadings rose 4% and 9%, respectively. Average commodity revenue per car declined 1%, as auto parts volumes outpaced the growth in finished vehicle shipments.

Chemicals: Compared to pro forma 1996 amounts, chemicals carloadings advanced 3% to 237,000 cars and commodity revenue increased $10 million (2%) to $438 million. The growth in chemicals volume resulted principally from strong plastics and soda ash demand. Average commodity revenue per car was unchanged from 1996.

Energy (Primarily Coal): Compared to pro forma 1996 amounts, energy commodity revenue rose 15% to $512 million in 1997, driven by a 9% increase in carloadings and a 5% increase in average commodity revenue per car. Volume increases reflected continued growth in demand from both domestic and foreign utilities for low-sulfur, Powder River Basin (PRB) coal, improved train cycle times and train capacity, and the absence of severe winter weather in 1996 in the PRB region. The Railroad averaged 25.1 trains per day in 1997 out of the PRB, up from 23.5 trains per day in 1996. The Railroad's use of distributed power and its continued investment in aluminum coal cars further enhanced PRB coal volumes. Average commodity revenue per car improvements resulted from a longer average length of haul related to the SP integration.

Industrial Products: Compared to pro forma 1996 amounts, industrial products carloadings decreased 12% and commodity revenue remained unchanged at $481 million. Volume declines resulted primarily from the Railroad's sale of its Escanaba line. Average commodity revenue per car improved 14%, the result of shedding the Railroad's metallic ore business in connection with this line sale.

Intermodal: Compared to pro forma 1996 amounts, intermodal commodity revenue rose 3% to $414 million as a 5% increase in carloadings--the result of new business and strong economic conditions--was offset by a 2% customer-mix-related decrease in average commodity revenue per car.

Operating expenses rose $824 million (59%) to $2.21 billion in 1997. The addition of Southern Pacific's operations, base rail volume growth and inflation were the primary factors causing increases in equipment and other rents ($118 million); purchased services ($88 million); materials and supplies ($45 million); casualty accruals ($38 million); and other taxes ($13 million). Salaries, wages and employee benefits rose $284 million, as the effect of the SP acquisition was partially countered by merger-related workforce reductions and base business productivity improvements (largely increased train weight and improved crew management). Fuel and utility costs rose $135 million, the result of increased volumes and a 21% increase in fuel prices, slightly offset by an improved fuel consumption rate. Depreciation charges rose $87 million, primarily due to the addition of Southern Pacific properties and the Railroad's continued reinvestment in its equipment and rail infrastructure.

Operating income improved $61 million (21%) to $353 million in 1997, while the operating ratio increased to 86.2 in 1997 from 82.6 last year, reflecting the addition of SP's operations. On a pro forma basis, assuming the Southern Pacific acquisition had been completed at the beginning of 1996, the Railroad's operating ratio for the first quarter of 1996 would have been 87.3. Interest expense increased $40 million to $138 million, principally from higher debt levels associated with the completion of the Southern Pacific acquisition, while other income increased $19 million, the result of the Escanaba line sale. Income taxes increased $37 million to $98 million, primarily reflecting higher income before income taxes and the absence of a one-time favorable tax settlement in the first quarter of 1996 ($20 million).

Trucking - During 1996, Overnite implemented several strategic initiatives aimed at better matching its operations to the current trucking industry business environment. Actions taken included workforce reductions, service center consolidations, centralization of the linehaul management process and pricing initiatives targeting Overnite's lowest margin customers. Primarily as a result of these initiatives, Overnite reduced its net loss from $17 million in the first quarter of 1996 to $4 million in the first quarter of 1997. Results for both periods included goodwill amortization of $5 million.

Overnite's operating revenues decreased $41 million (16%) to $214 million, as a 28% decrease in volumes more than offset a 15% increase in average prices-- resulting from Overnite's pricing initiatives. Lower volumes reflected a 24% decrease in LTL tonnage and a 54% decrease in truckload volumes.

Operating expenses decreased $61 million (22%) to $219 million. Salaries, wages and employee benefit costs decreased $33 million (20%) to $136 million, reflecting workforce reductions and lower volumes, partially offset by wage and benefit inflation. A reduced use of intermodal rail service and contract linehaul carriers caused a $13 million (53%) decrease in purchased services. Fuel costs declined $3 million, as a 13% increase in fuel prices was more than offset by a 26% volume-related reduction in fuel consumption. Lower volumes and spending controls caused decreases in materials and supplies ($4 million), operating taxes and licenses ($3 million) and administrative expenses ($5 million). Overnite's operating loss declined $20 million to $5 million in the first quarter of 1997, while Overnite's operating ratio (including goodwill amortization) improved to 102.2 in 1997 from 109.7 in 1996.

Corporate Services and Other Operations - Expenses related to Corporate Services and Other Operations (consisting of corporate expenses, third-party interest charges, intercompany interest allocations, other income and income taxes related to the Corporation's holding company operations, and the results of other operating units) decreased $4 million to $38 million in 1997. This decrease largely reflects lower Corporate interest costs, the result of applying to debt reduction the proceeds of Resources notes payable repayment. Other operating units generated an operating loss of $3 million in the first quarter of 1997, compared to an operating loss of $2 million in 1996.

RESULTS OF DISCONTINUED OPERATIONS
Resources reported net income of $59 million in the first quarter of 1996. UPC recognized its share of Resources' net income (approximately 83%) in discontinued operations in 1996.

      CHANGES IN FINANCIAL CONDITION AND OTHER DEVELOPMENTS

FINANCIAL CONDITION - During the first three months of 1997, cash from continuing operations was $251 million, compared to $261 million in 1996. This $10 million decrease primarily reflects higher cash payments for income taxes and merger costs offset by increased income from continuing operations and a higher proportion of non-cash charges included in income.

Cash used in investing activities was $434 million in the first quarter of 1997 compared to $246 million in 1996. This increase primarily reflects higher Southern Pacific-related capital spending and the absence of dividends to UPC on the Resources stock held by the Corporation ($10 million).

Cash provided by equity and financing activities was $86 million in the first quarter of 1997 compared to cash used in equity and financing activities of $166 million in 1996. This change in cash principally reflects higher net borrowings ($222 million) and higher dividends to UPC shareholders ($16 million)--resulting from the 38.1 million shares issued in the Southern Pacific acquisition. The ratio of debt to debt plus equity increased to 50.0% at March 31, 1997, compared to 49.4% at December 31, 1996. This change resulted from the increase in debt levels from year-end 1996.

OTHER MATTERS
Southern Pacific Integration
Labor: Under the conditions imposed by the Surface Transportation Board of the U.S. Department of Transportation in connection with the Southern Pacific acquisition, labor agreements between the Railroad and the unions must be negotiated before the UPRR and Southern Pacific rail systems can be fully integrated. The Railroad has begun negotiations with the union leadership representing Southern Pacific's workforce and expects union agreements to be ratified in 1997 and 1998. To date, the leadership of certain regional operating, shopcraft, carmen and clerical unions (collectively representing approximately 45% of Southern Pacific's unionized workforce) have negotiated agreements relating to the consolidation and coordination of UPRR's and Southern Pacific's operations. The terms of ratified and pending labor agreements are not expected to have a material adverse effect on the Corporation's results of operations.

Benefits: The Railroad has begun to realize benefits from the SP acquisition. Examples of these benefits include the following: (a) a five mile per hour increase in the average speed of SP trains; (b) a dramatic decrease in transit times for lumber shipments from the Pacific Northwest to the Midwest; (c) the introduction of a new premium intermodal service linking Oakland to Chicago, with plans to institute other customer-responsive services in the near future;
(d) a marked improvement in on-time train departures and arrivals; and (e) a 50% reduction in train hours held for power. As the process of integrating SP's and UPRR's rail operations continues, the Corporation expects to realize further acquisition benefits.

Computer Systems: The Railroad's plan for integrating the Southern Pacific rail system with UPRR has been divided into four implementation regions. Integration of these regions will include a complete conversion of SP's operations to UPRR's computer operating systems. The first region (SP's central corridor) was implemented on May 1, 1997, with the remaining three regions to be completely integrated in phases by May 1998.

Accounting Pronouncements - The Financial Accounting Standards Board (FASB) issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides consistent standards for determining if transfers of financial assets are sales or secured borrowings and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. UPC adopted Statement No. 125 on January 1, 1997 with no impact on the Corporation's operating results or financial condition.

The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," effective for 1997, which clarifies the accounting for environmental remediation liabilities. Adoption had no significant impact on UPC's operating results or financial condition.

In February 1997, the FASB issued Statement No. 128, "Earnings per Share," which simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Statement No. 128 replaces the standards for computing and presenting EPS found in Accounting Principles Board Opinion No. 15, "Earnings per Share." Statement No. 128 requires dual presentation of Basic and Diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 will be effective for UPC's 1997 Annual Report, including interim periods to be presented therein; however, earlier application is not permitted. Had Statement No. 128 been effective for the first quarter of 1997, UPC's Basic and Diluted EPS (based on income from continuing operations and net income) would both have been $0.52 per share.

Commitments and Contingencies - There are various lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation and its subsidiaries also periodically enter into financial and other commitments in connection with their businesses, and have retained certain contingent liabilities upon the disposition of formerly-owned operations. The Corporation does not expect that the lawsuits, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

                      CAUTIONARY INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Corporation with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.
Such forward-looking information may include, without limitation, statements that the Corporation does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Corporation's financial results. Such forward-looking information is or will be based on information available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions, changes in fuel prices and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

   (a) The annual meeting of stockholders of the Corporation was held on April 18, 1997.

   (c) At the Annual Meeting, the Corporation's stockholders voted for the election of Philip F. Anschutz (209,162,565 shares in favor; 989,347 shares withheld), Spencer F. Eccles (209,397,644 shares in favor; 754,268 shares withheld), William H. Gray, III (209,334,242 shares in favor; 817,670 shares withheld), Judith Richards Hope (209,399,203 shares in favor; 752,709 shares withheld), John R. Meyer (209,398,490 shares in favor; 753,422 shares withheld), and Richard D. Simmons, Jr.(209,423,038 shares in favor; 728,874 shares withheld) as directors of the Corporation. In addition, the Corporation's stockholders voted to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Corporation (209,182,465 shares in favor, 415,881 shares against and 553,564 shares abstained). Furthermore, a stockholder proposal presented at the Annual Meeting to create an Employee Stock Ownership Plan in which the Corporation's employees would own 51% of the stock of the Corporation was defeated (82,276 shares in favor, 210,107,648 shares against and 1,000 shares abstained).

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         10 - Amendments to the 1982 Stock Option and Retention Stock Plan, the 1988 Stock Option and Retention Stock Plan and the 1993 Stock Option and Retention Stock Plan of the Corporation, adopted April 24, 1997.

         11 - Computation of earnings per share.

         12 - Computation of ratio of earnings to fixed charges.

         27 - Financial data schedule.



   (b)   Reports on Form 8-K

         On February 26, 1997, the Corporation filed a Current Report on Form 8-K, which included a press release dated January 23, 1997 containing earnings information for the Corporation for the fourth quarter of 1996 and the year ended December 31, 1996.

                                     SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 13, 1997



                           UNION PACIFIC CORPORATION
                            (Registrant)



                           /s/ Joseph E. O'Connor, Jr.
                           -----------------------------
                           Joseph E. O'Connor, Jr.
                           Vice President and Controller
                           (chief accounting officer and
                           duly authorized officer)

                          UNION PACIFIC CORPORATION

                                EXHIBIT INDEX



Exhibit No.                     Description


 10 Amendments to the 1982 Stock Option and Retention Stock Plan, the 1988 Stock Option and Retention Stock Plan and the 1993 Stock Option and Retention Stock Plan of the Corporation, adopted April 24, 1997.

 11                Computation of Earnings Per Share

 12                Computation of Ratio of Earnings to
                   Fixed Charges

 27                Financial Data Schedule