Form 10-K/A
period 1996-12-31
UNION PACIFIC CORP
filed 1997-06-27
CIK 100885

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

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
                 ___________________________________

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange
          Title of each class                      on which registered
Common Stock (Par Value $2.50 per share)        New York Stock Exchange, Inc.
                 ___________________________________

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes   X     No
            ------     ------
    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [  X   ].
                              ------
               ___________________________________

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

    The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to include the following exhibits:

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit Number      Exhibit
--------------      -------

(23)                Independent Auditors' Consents

(99)(a) Financial Statements for the Fiscal Year ended December 31, 1996 required by Form 11-K for the Union Pacific Corporation Thrift Plan.

(99)(b) Financial Statements for the Fiscal Year ended December 31, 1996 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan.

(99)(c) Financial Statements for the Fiscal Year ended December 31, 1996 required by Form 11-K for the Skyway Retirement Savings Plan.

(99)(d) Financial Statements for the Fiscal Year ended December 31, 1996 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan.

(99)(e) Financial Statements for the Fiscal Year ended December 31, 1996 required by Form 11-K for the Union Pacific Motor Freight Agreement Employee 401(k) Retirement Thrift Plan.

(99)(f) Financial Statements for the Fiscal Year ended December 31, 1996 required by Form 11-K for the Chicago and North Western Railway Company Profit Sharing and Retirement Savings Program.

(99)(g) Financial Statements for the Fiscal Year ended December 31, 1996 required by Form 11-K for the Southern Pacific Rail Corporation Thrift Plan.

                    UNION PACIFIC CORPORATION
SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: June 26, 1997




                                 UNION PACIFIC CORPORATION
                                 (Registrant)

                                 /s/ Joseph E. O'Connor, Jr.
                                 ----------------------------------
                                 Joseph E. O'Connor, Jr.,
                                 Vice President and Controller
                                 (Chief Accounting Officer
                                 and Duly Authorized Officer)

                           EXHIBIT INDEX
                           -------------

Exhibit Number      Exhibit
--------------      -------

(23)                Independent Auditors' Consents

(99)(a) Financial Statements for the Fiscal Year ended December 31, 1996 required by Form 11-K for the Union Pacific Corporation Thrift Plan.

(99)(b) Financial Statements for the Fiscal Year ended December 31, 1996 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan.

(99)(c) Financial Statements for the Fiscal Year ended December 31, 1996 required by Form 11-K for the Skyway Retirement Savings Plan.

(99)(d) Financial Statements for the Fiscal Year ended December 31, 1996 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan.

(99)(e) Financial Statements for the Fiscal Year ended December 31, 1996 required by Form 11-K for the Union Pacific Motor Freight Agreement Employee 401(k) Retirement Thrift Plan.

(99)(f) Financial Statements for the Fiscal Year ended December 31, 1996 required by Form 11-K for the Chicago and North Western Railway Company Profit Sharing and Retirement Savings Program.

(99)(g) Financial Statements for the Fiscal Year ended December 31, 1996 required by Form 11-K for the Southern Pacific Rail Corporation Thrift Plan.