Form 10-Q
period 1997-06-30
UNION PACIFIC CORP
filed 1997-08-05
CIK 100885

<COVER PAGE>
                          FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549-1004

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                             OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

YES    X        NO
    -------        --------

    As of July 31, 1997, there were 247,078,016 shares of the Registrant's Common Stock outstanding.


<INDEX PAGE>
                  UNION PACIFIC CORPORATION
                            INDEX



               PART I.  FINANCIAL INFORMATION
                                                             Page Number
                                                             -----------

Item 1:  Condensed Consolidated Financial Statements:

       CONDENSED STATEMENT OF CONSOLIDATED INCOME - For the
         Three Months and Six Months Ended June 30, 1997 and
         1996..................................................    1

       CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
         At June 30, 1997 and December 31, 1996................   2-3

       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
         the Six Months Ended June 30, 1997 and 1996...........    4

       CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS -
         For the Six Months Ended June 30, 1997 and 1996.......    4

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....   5-9


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................... 10-17



                 PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings.......................................   18

Item 6:  Exhibits and Reports on Form 8-K........................   19

Signature........................................................   20


<PAGE 1>

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

        UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

            CONDENSED STATEMENT OF CONSOLIDATED INCOME

 For the Three Months and Six Months Ended June 30, 1997 and 1996
    (Amounts in Millions, Except Ratio and Per Share Amounts)
                           (Unaudited)

                                      Three Months Ended    Six Months Ended
                                            June 30,            June 30,
                                      1997        1996      1997       1996
                                     -------     -------   -------   -------
Operating Revenues (Note 2).......   $ 2,883     $ 2,012   $ 5,693   $ 3,980
                                     -------     -------   -------   -------

Operating Expenses (Note 2):
  Salaries, wages and
     employee benefits............     1,037         744     2,063     1,517
  Equipment and other rents.......       317         188       639       391
  Depreciation and amortization...       261         174       519       346
  Fuel and utilities (Note 4).....       267         181       563       344
  Materials and supplies..........       134         111       291       227
  Purchased services .............       174         123       374       248
  Other costs.....................       192         103       398       253
                                     -------     -------   -------   -------
     Total........................     2,382       1,624     4,847     3,326
                                     -------     -------   -------   -------
Operating Income..................       501         388       846       654
Other Income - Net................        19          32        57        50
Interest Expense (Notes 2, 3 and 4)     (146)       (114)     (296)     (231)
Corporate Expenses................       (26)        (22)      (54)      (51)
                                     -------     -------   -------   -------

Income Before Income Taxes........       348         284       553       422
Income Taxes......................      (132)        (98)     (209)     (129)
                                     -------     -------   -------   -------

Income from Continuing Operations.       216         186       344       293
Income from Discontinued
Operations (Note 3)...............         -          58         -       107
                                     -------     -------   -------   -------
Net Income........................   $   216     $   244   $   344   $   400
                                     =======     =======   =======   =======

Earnings Per Share (Notes 2 and 7):
 Income from Continuing Operations $ 0.87 $ 0.90 $ 1.39 $ 1.42 Income from Discontinued
   Operations.....................         -        0.28         -      0.52
                                     -------     -------   -------   -------
 Net Income......................    $  0.87     $  1.18   $  1.39   $  1.94
                                     =======     =======   =======   =======
Weighted Average Number of Shares.     247.9       206.4     247.9     206.4
Cash Dividends Per Share..........   $  0.43     $  0.43   $  0.86   $  0.86
Ratio of Earnings to Fixed
  Charges (Note 5)................                             2.4       2.4

<PAGE 2>

        UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                      (Millions of Dollars)
                           (Unaudited)

                                                    June 30,     December 31,
ASSETS                                                1997           1996
                                                    ---------    ------------

Current Assets:
  Cash and temporary investments...............     $     129    $        191
  Accounts receivable - Net....................           802             494
  Inventories..................................           290             304
  Other current assets.........................           338             345
                                                     --------    ------------

       Total Current Assets....................         1,559           1,334

Investments:
  Investments in and advances to affiliated
     companies.................................           399             387
  Other investments............................           208             226
                                                     --------    ------------
       Total Investments.......................           607             613
                                                     --------    ------------
Properties:
  Railroad:
    Road and other.............................        23,298          22,665
    Equipment..................................         6,951           6,573
                                                     --------    ------------
       Total Railroad..........................        30,249          29,238

  Trucking.....................................           726             736
  Other........................................           130             123
                                                     --------    ------------
       Total Properties........................        31,105          30,097

  Accumulated depreciation.....................        (5,474)         (5,053)
                                                     --------    ------------
       Properties - Net........................        25,631          25,044
                                                     --------    ------------
Excess Acquisition Costs - Net..................          690             700

Other Assets....................................          264             223
                                                     --------    ------------

       Total Assets............................     $  28,751    $     27,914
                                                    =========    ============

<PAGE 3>

        UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
    (Amounts in Millions, Except Share and Per Share Amounts)
                           (Unaudited)

                                                     June 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1997          1996
                                                     --------    ------------

Current Liabilities:
  Accounts payable................................  $     674    $        705
  Accrued wages and vacation......................        456             427
  Income and other taxes..........................        230             250
  Accrued casualty costs..........................        329             332
  Dividends and interest..........................        288             293
  Debt due within one year (Note 2)...............        216             127
  Other current liabilities (Note 2)..............      1,030             922
                                                     --------    ------------
     Total Current Liabilities.....................     3,223           3,056
                                                     --------    ------------

Debt Due After One Year (Note 2)...................     8,292           7,900
Deferred Income Taxes..............................     6,066           5,939
Accrued Casualty Costs.............................       810             730
Retiree Benefits Obligation .......................       747             720
Other Long-Term Liabilities (Notes 2 and 6)........     1,255           1,344

Stockholders' Equity:
  Common stock, $2.50 par value, authorized
    500,000,000 shares, 275,597,172 shares issued
    in 1997, 274,595,151 shares issued in 1996....        689             686
  Paid-in surplus.................................      4,044           4,009
  Retained earnings...............................      5,394           5,262
  Treasury stock, at cost, 28,540,417 shares in
    1997, 27,935,628 shares in 1996...............     (1,769)         (1,732)
                                                     --------    ------------

     Total Stockholders' Equity...................      8,358           8,225
                                                     --------    ------------

     Total Liabilities and Stockholders' Equity...  $  28,751    $     27,914
                                                    =========    ============

<PAGE 4>

        UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

          CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
         For the Six Months Ended June 30, 1997 and 1996
                      (Millions of Dollars)
                           (Unaudited)


                                                         1997        1996
                                                      -------     -------
Cash flows from operating activities:

   Net income.........................................$   344     $   400

   Non-cash charges to income:
      Depreciation and amortization...................    519         346
      Deferred income taxes...........................    107         (23)
      Other - net.....................................   (226)         69
   Income from discontinued operations (Note 3).......     --        (107)
   Changes in current assets and liabilities..........    (37)         44
                                                      -------     -------
       Cash from continuing operations................    707         729
                                                      -------     -------

Cash flows from investing activities:
   Capital investments................................   (939)       (498)
   Other - net........................................    (86)         35
                                                      -------     -------
       Cash used in investing activities.............. (1,025)       (463)
                                                      -------     -------

Cash flows from equity and financing activities:
   Dividends paid.....................................   (212)       (177)
   Debt repaid .......................................   (468)     (1,217)
   Financings.........................................    949       1,008
   Other - net........................................    (13)        (37)
                                                      -------     -------
      Cash provided by (used in) equity and
      financing activities............................    256        (423)
                                                      -------     -------

      Net decrease in cash and temporary investments..$   (62)    $  (157)
                                                      =======     =======

      CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS
         For the Six Months Ended June 30, 1997 and 1996
         (Amounts in Millions, Except Per Share Amounts)
                           (Unaudited)

                                                        1997        1996
                                                      -------     -------

Balance at Beginning of Year......................... $ 5,262     $ 5,327
Net Income...........................................     344         400
                                                      -------     -------
       Total.........................................   5,606       5,727

Dividends Declared ($0.86 per share in both 1997
                     and 1996).......................    (212)       (177)
                                                      -------     -------

     Balance at End of Period........................ $ 5,394     $ 5,550
                                                      =======     =======

<PAGE 5>

     UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1. Responsibilities for Financial Statements - The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1996 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation or UPC) Annual Report to Stockholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months and three months ended June 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997. Certain 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

2. Acquisition of Southern Pacific Rail Corporation (Southern Pacific or SP) - UPC consummated the acquisition of Southern Pacific in September 1996 by acquiring the remaining 75% of Southern Pacific common shares not previously owned by the Corporation. As a result of the initial cash tender offer in 1995 for 25% of Southern Pacific's outstanding shares and the acquisition of the remaining 75% of Southern Pacific shares, 60% of the outstanding Southern Pacific shares were converted into 38.1 million shares of UPC common stock, and the remaining 40% of the outstanding shares were acquired for $1,562 million in cash. UPC initially funded the cash portion of the acquisition with credit facility borrowings, all of which have been refinanced with commercial paper borrowings.

   The acquisition of Southern Pacific has been accounted for using the purchase method. Results for the second quarter and first half of 1996 include equity income equal to 25% of Southern Pacific's net income during that period, reflecting UPC's ownership of SP. SP's results were fully consolidated with the Corporation effective October 1, 1996. The purchase price was determined as follows and was based on a market value of the Corporation's common stock of $65.00 per share, the value at the time of the announcement of the merger agreement between the Corporation and Southern Pacific:

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
                                                                 ------

<PAGE 6>

   The Southern Pacific purchase price has been allocated as follows:

                                                         (in millions)
   Purchase price to be allocated                             $ 4,097
   Pre-tax merger costs:
       Current                                                    317
       Long-term                                                  731
   Equity acquired                                             (1,083)
                                                              -------
   Unallocated purchase price                                 $ 4,062
                                                              -------

   Purchase price allocation:
       Property and equipment                                 $ 6,145
       Debt and preference share revaluation                     (220)
       Deferred income taxes (including the effect
          of merger costs)                                     (1,863)
                                                              -------
          Total                                               $ 4,062
                                                              -------

   In connection with the acquisition and subsequent consolidation of rail operations, UPC plans to eliminate duplicate positions, relocate certain functions, merge or eliminate redundant facilities, dispose of certain rail lines and cancel uneconomical and duplicative SP contracts. UPC has recognized $1,048 million of merger costs in purchase accounting associated with these activities.

   Through June 1997, $156 million was charged against these reserves, principally comprising severance and relocation payments made to SP employees. The Corporation expects the remaining payments to be made through 1999 as the rail operations are merged and labor negotiations are completed and implemented.

   In addition, Union Pacific Railroad Company (UPRR) expects to incur $420 million in acquisition-related costs through 1999 for severing or relocating UPRR employees, disposing of certain UPRR facilities, training and equipment upgrading. These costs will be charged to expense as incurred. Results for the three months and six months ended June 30, 1997 include $27 million and $36 million, respectively, in one-time acquisition-related costs, net of tax.

   The amounts recorded for Southern Pacific-related costs and estimated costs for UPRR severance, relocation and facility closings are subject to refinement as more information becomes available and management finalizes merger implementation plans. The status of union negotiations, the actual portion of terminated or relocated UPRR and SP employees, and the resolution of certain litigation and other claims will be finalized by September 1997. As a result, the amounts included in purchase accounting and the actual Railroad merger expense could change. Any revision required is not expected to be material to the Corporation's financial position or ongoing results of operations.

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

<PAGE 7>

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

                                    Pro forma
   -----------------------------------------------------------------------
   Millions of Dollars        Three-Months Ended     Six-MonthsEnded
   Except Per Share Amount      June 30, 1996         June 30, 1996
   -----------------------------------------------------------------------

   Operating Revenues                    $ 2,836             $ 5,584
   Operating Income                          414                 700
   Net Income                                163                 241
   Net Income per Share                     0.67                0.99
   -----------------------------------------------------------------------

3. Resources - In July 1995, the Corporation's Board of Directors approved a formal plan to divest UPC's natural resources business through an initial public offering (IPO) by Resources, followed by a pro-rata distribution of the Resources' shares owned by the Corporation to its stockholders (the Spin-Off).

   The IPO of 42.5 million Resources' shares at $21 per share was completed in October 1995 and generated net proceeds of $844 million. At that time, Resources distributed to UPC a dividend of $1,621 million ($912 million in cash, $650 million in 8.5% notes, which were repaid on the Spin-Off date, and a $59 million intercompany balance owed by the Corporation). UPC used the cash proceeds from the IPO dividend to reduce outstanding commercial paper.

   In September 1996, the Corporation's Board of Directors declared a special dividend consisting of the shares of Resources' common stock owned by UPC. As a result of the Spin-Off, each of the Corporation's stockholders received 0.846946 of a share of Resources' common stock for each UPC share of common stock held by such stockholder at the September 26, 1996 record date for the distribution.

   Resources' results prior to the Spin-Off were reported as a discontinued operation in the Corporation's consolidated financial statements. UPC's results for the second quarter and first half of 1996 include income from discontinued operations of $58 million and $107 million (approximately 83% of Resources' net income for each period), net of income taxes of $30 million and $52 million, respectively.

4. Financial Instruments - The Corporation uses derivative financial instruments in limited instances to manage fuel price and interest rate risks. Where the Corporation has fixed interest rates or fuel prices through the use of swaps, futures or forward contracts, the Corporation has mitigated the downside risk of adverse price and rate movements; however, it has also limited future gains from favorable movements.

   The Corporation addresses market risk related to these instruments by

<PAGE 8>

   selecting instruments whose value fluctuations correlate highly with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and periodic settlements. The total credit risk associated with the Corporation's counterparties was $49 million at June 30, 1997. The Corporation has not been required to provide, nor has it received, any significant amount of collateral relating to its hedging activity.

   The fair market value of the Corporation's derivative financial instrument positions at June 30, 1997 was determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable zero coupon U.S. treasury rate and swap spread.

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

   At June 30, 1997, the Corporation had outstanding interest rate swaps on $261 million of notional principal amount of debt (3% of the total debt portfolio) with a gross fair market value asset position of $49 million and a gross fair market value liability position of $11 million. These contracts mature over the next one to eight years. Interest rate hedging activity increased interest expense by $3 million and $2 million in the second quarter of 1997 and 1996, respectively, and by $6 million and $4 million in the first six months of 1997 and 1996, respectively.

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

   At June 30, 1997, the Railroad had hedged 34% of its estimated remaining 1997 diesel fuel consumption at $0.52 per gallon on a Gulf Coast basis, while Overnite Transportation Company had not hedged any of its 1997 fuel requirements. At June 30, 1997, the Railroad had outstanding swap agreements covering its fuel purchases of $113 million, with gross and net liability positions of $1 million. Fuel hedging increased second quarter 1997 fuel costs by $1 million and lowered second quarter 1996 fuel costs by $5 million. Fuel hedging increased year-to-date 1997 fuel expense by $1 million and lowered 1996 year-to-date fuel expense by $10 million.

5. Ratio of Earnings to Fixed Charges - The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed

<PAGE 9>

   charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges.

6. Commitments and Contingencies - There are various lawsuits pending against the Corporation and certain of its subsidiaries. The
   Corporation is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. The
   Corporation and its subsidiaries also periodically enter into financial and other commitments in connection with their businesses, and have retained certain contingent liabilities of former operations.

   The Corporation does not anticipate that the ultimate resolution of the matters described in Part I, Item 3. Legal Proceedings of the Corporation's 1996 Annual Report on Form 10-K and in Part II, Item
   1. Legal Proceedings in this Report will have a material adverse effect on the Corporation's consolidated financial condition or operating results.

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

   In February 1997, the FASB issued Statement No. 128, "Earnings per Share," which simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Statement No. 128 requires dual presentation of Basic and Diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 will be effective for UPC's 1997 Annual Report, including interim periods to be presented therein; earlier application is not permitted. Had Statement No. 128 been effective for the second quarter of 1997 and the first six months of 1997, UPC's Basic and Diluted EPS (based on income from continuing operations and net income) would have been $0.88 and $0.87 per share, respectively, for the second quarter of 1997 and $1.40 and $1.39 per share, respectively, for the six months ended June 30, 1997.

   In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which will be effective in 1998. The Corporation anticipates Statement No. 130 will have no impact on the current reporting and disclosure format of UPC as the Corporation has no material items of other comprehensive income as defined in the Statement. The FASB also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. UPC currently complies with most provisions of this Statement, and any incremental disclosure is expected to be minimal.

<PAGE 10>

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                    RESULTS OF OPERATIONS

    Quarter ended June 30, 1997 Compared to June 30, 1996

CORPORATE REORGANIZATION
During 1996, Union Pacific Corporation (UPC or the Corporation) completed several strategic transactions that refocused the Corporation's business objectives on its core transportation operations.

Natural Resources Divestiture - In July 1995, UPC's Board of Directors approved a formal plan to dispose of its natural resources business by an initial public offering (IPO) by Union Pacific Resources Group Inc. (Resources) of 17% of its common stock, followed by a distribution of UPC's interest in Resources to the Corporation's stockholders on a tax-free, pro-rata basis (the Spin-Off)(see Note 3 to the Condensed
Consolidated Financial Statements). In October 1995, Resources completed the IPO, and in September 1996, UPC completed its divestiture of Resources. The Corporation's share of Resources' 1996 financial results are presented as discontinued operations for that period.

Southern Pacific Rail Corporation (Southern Pacific or SP) Acquisition - In September 1995, UPC acquired 25% of Southern Pacific, and, in September 1996, it acquired the remaining 75%. The aggregate Southern Pacific purchase price was $4.1 billion ($2.5 billion in UPC common stock and $1.6 billion in cash). The acquisition of Southern Pacific was accounted for as a purchase. The condensed statement of consolidated income for the first half of 1996 includes equity income equal to 25% of Southern Pacific's net income, reflecting UPC's ownership of Southern Pacific during such period. For the first half of 1997, Southern Pacific's results were fully consolidated with the Corporation's results (see Note 2 to the Condensed Consolidated Financial Statements).

As a result of the SP acquisition, UPC now operates the largest rail system in the United States, with 36,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways.

CONSOLIDATED - The Corporation reported net income of $216 million or $0.87 per share for the second quarter of 1997, compared to 1996 net income of $244 million or $1.18 per share. Results for 1997 included the effects of the completion of the Southern Pacific acquisition and the one-time SP merger-related costs of $27 million, net of tax. Net income for 1996 included $58 million, representing 83% of Resources' net income, in discontinued operations.

RESULTS OF CONTINUING OPERATIONS
Consolidated - In the second quarter of 1997, the Corporation reported income from continuing operations of $216 million ($0.87 per share), compared to results for the second quarter of 1996 of $186 million ($0.90 per share). This earnings increase resulted from continued strong financial performance at Union Pacific Railroad Company (UPRR), additional operating income from Southern Pacific (UPRR and SP are collectively referred to as the Railroad), and improved operating results at Overnite Transportation Company (Overnite). Earnings per share decreased as a result of the issuance of 38.1 million shares in September 1996

<PAGE 11>

in connection with the Southern Pacific acquisition.

Operating revenues increased $871 million (43%) to $2.88 billion in 1997, reflecting increased volumes at the Railroad (largely from the addition of Southern Pacific volumes), slightly offset by lower volumes at Overnite.

Operating expenses increased $758 million (47%) to $2.38 billion in 1997. The addition of Southern Pacific operations slightly offset by merger-related workforce reductions and base business productivity improvements caused salaries, wages and employee benefits to increase $293 million. The addition of Southern Pacific operations was the primary factor causing increases in equipment and other rents ($129 million); purchased services ($51 million); casualty accruals ($34 million); materials and supplies ($23 million); and other taxes ($14 million). Fuel and utility costs rose $86 million (48%), principally the result of increased volumes at the Railroad as fuel prices were flat as compared to the second quarter of 1996. Depreciation charges rose $87 million, primarily due to the addition and purchase accounting revaluation of Southern Pacific properties and UPC's continued reinvestment in its equipment and rail infrastructure.

Consolidated operating income advanced $113 million (29%) to $501 million in 1997, principally because of improved results at the Railroad and Overnite ($92 million and $22 million, respectively). Other income decreased $13 million reflecting the absence of a non-refundable deposit received in the second quarter of 1996 related to the Las Vegas land sale at the Railroad ($7 million) and the absence of interest on IPO dividend notes from Resources ($10 million) partially offset by an increase in fibre optic income at the Railroad ($6 million). Interest expense increased $32 million, the result of higher debt levels associated with the Southern Pacific acquisition, partially offset by the favorable impact of applying to debt reduction the proceeds of Resources' notes payable repayment (see Note 3 to the Condensed Consolidated Financial Statements). Income taxes increased $34 million to $132 million, primarily reflecting higher income before income taxes and the absence of a second quarter 1996 one-time state tax credit at the Railroad ($10 million).

Railroad - The Railroad earned $250 million in the second quarter of 1997, compared to $235 million a year ago. Earnings improvements reflected base business growth and the addition of Southern Pacific volumes, offset by incremental interest costs incurred in 1997 ($28 million reduction in net income) associated with the completion of the SP acquisition and the consolidation of SP's debt and by one-time SP merger-related costs ($27 million reduction in net income).

Operating revenues grew $888 million (52%) to $2.61 billion in 1997. This increase primarily relates to an $885 million (53%) increase in commodity revenue, reflecting the addition of Southern Pacific volumes and a 3% increase in average commodity revenue per car to $1,156 per car, resulting from a longer average length of haul and a shift in commodity mix. Total carloadings grew 48% (approximately 721,000 cars).

On a pro forma basis, assuming the Southern Pacific acquisition had been completed at the beginning of 1996, operating revenues for 1997 would have grown $64 million (3%), primarily reflecting a $74 million (3%) increase in commodity revenue. Compared to pro forma second quarter 1996 carloadings, second quarter 1997 carloadings would have been flat and average commodity revenue per car would have grown 3% to $1,156 per car, detailed as follows:

<PAGE 12>

Agricultural Products: Compared to pro forma 1996 amounts, agricultural products commodity revenue decreased 2% to $358 million. Carloadings declined 9% to 222,000 cars, primarily the result of an 18% decrease in wheat volumes--reflecting strong worldwide export competition and a 19% decrease in corn volumes--as farmers continued to hold corn in anticipation of higher prices and because of strong truck and barge competition. Wheat and corn declines were offset by improvements in shipments of livestock and feed products (10%) and beverages (9%). Average commodity revenue per car increased 8%, primarily the result of a shift to longer-haul traffic.

Automotive: Compared to pro forma 1996 amounts, automotive commodity revenue fell 1% to $251 million, and carloadings decreased 1%. Labor strikes throughout the second quarter of 1997 at Chrysler and GM caused finished auto carloadings to decline 4%. Auto parts carloadings improved 2% as growth in Ford parts moves from Mexico countered the negative effects of the strikes. Average commodity revenue per car was essentially unchanged as a commodity mix shift from finished vehicles to parts was partially offset by increased longer-haul Mexican parts moves.

Chemicals: Compared to pro forma 1996 amounts, chemicals carloadings advanced 4% to 257,000 cars and commodity revenue increased $6 million (1%) to $454 million. The growth in chemicals volume resulted principally from strong demand in plastics, fertilizer and petroleum products. Average commodity revenue per car decreased 2% to $1,766, the result of strong merger-related competition with the BNSF and a shift in commodity mix.

Energy (Primarily Coal): Compared to pro forma 1996 amounts, energy commodity revenue rose 5% to $495 million in 1997, driven by a 6% increase in average commodity revenue per car as carloadings were essentially unchanged. Late spring blizzards and early summer storms in the second quarter of 1997 caused some Powder River Basin (PRB) mines to be shut down. This severe weather combined with the system congestion problems in the PRB, caused the PRB train cycles to decrease to 23.8 trains per day in 1997 from 24.1 trains per day in 1996. The effect of fewer trains per day was largely offset by efficiency improvements in cars per PRB train (3%) and tons per PRB car (5%). This combination of factors contributed to the flat carloadings. Average commodity revenue per car improvements resulted from a longer average length of haul related to the SP integration and a favorable contract settlement.

Industrial Products: Compared to pro forma 1996 amounts, industrial products carloadings decreased 13% and commodity revenue increased 3% to $535 million. Volume declines resulted primarily from the Railroad's sale of its Escanaba line. Average commodity revenue per car improved 19%, the result of shedding the Railroad's short haul (low average commodity revenue per car) metallic ore business in connection with this line sale.

Intermodal: Compared to pro forma 1996 amounts, intermodal commodity revenue rose 9% to $458 million as a 10% increase in carloadings--the result of new premium service and strong economic conditions--was offset by a 1% decrease in average commodity revenue per car.

Operating expenses rose $796 million (60%) to $2.11 billion in 1997.
The addition of Southern Pacific's operations and base rail volume growth were the primary factors causing increases in equipment and other rents ($129 million);

<PAGE 13>

purchased services ($61 million); casualty accruals ($35 million); materials and supplies ($27 million); and other taxes ($16 million). Salaries, wages and employee benefits rose $307 million, as the effect of the SP acquisition was partially countered by merger-related workforce reductions and base business productivity improvements (largely increased train weight and improved crew management). Fuel and utility costs rose $89 million, the result of increased volumes as fuel prices remained flat, slightly offset by an improved fuel consumption rate. Depreciation charges rose $88 million, primarily due to the addition and purchase accounting revaluation of Southern Pacific properties and the Railroad's continued reinvestment in its equipment and rail infrastructure.

Operating income improved $92 million (23%) to $499 million in 1997, while the operating ratio increased to 80.9 in 1997 from 76.4 last year, reflecting the addition of SP's operations. SP's stand alone operating ratio for the second quarter of 1996 was 96.5. On a pro forma basis, assuming the Southern Pacific acquisition had been completed at the beginning of 1996, the Railroad's operating ratio for the second quarter of 1996 would have been 83.0. Interest expense increased $35 million to $132 million, principally from higher debt levels associated with the completion of the Southern Pacific acquisition, while other income decreased $18 million, primarily the result of the absence of a non-refundable deposit received in the second quarter of 1996 related to the Las Vegas land sale. Income taxes increased $24 million to $147 million, primarily reflecting higher income before income taxes and the absence of a one-time state tax credit in the second quarter of 1996
($10 million).

Trucking - During 1996, Overnite implemented several strategic initiatives aimed at better matching its operations to the current trucking industry business environment. Actions taken included workforce reductions, service center consolidations, centralization of the linehaul management process and pricing initiatives targeting Overnite's lowest margin customers. Primarily as a result of these initiatives, Overnite improved from a net loss of $12 million in the second quarter of 1996 to net income of $2 million in the second quarter of 1997, an improvement of $14 million. Results for both periods included goodwill amortization of $5 million.

Overnite's operating revenues decreased $20 million (8%) to $237 million, as a 19% decrease in volumes more than offset a 14% increase in average prices--resulting from Overnite's pricing initiatives. Lower volumes reflected a 16% decrease in Less-Than-Truckload tonnage and a 50% decrease in truckload volumes.

Operating expenses decreased $42 million (15%) to $232 million.
Salaries, wages and employee benefit costs decreased $19 million (12%) to $145 million, reflecting workforce reductions and lower volumes, partially offset by wage and benefit inflation. A reduced use of intermodal rail service and contract linehaul carriers caused a $10 million (40%) decrease in purchased services. Fuel costs declined $3 million, as a result of a 7% decrease in fuel prices and an 18% volume-related reduction in fuel consumption. Lower volumes and spending controls caused decreases in materials and supplies ($4 million), administrative expenses ($3 million), and operating taxes and licenses ($2 million). Overnite's operating loss declined $22 million to reflect $5 million of operating income in the second quarter of 1997, while Overnite's operating ratio (including goodwill amortization) improved to
97.9 in 1997 from 106.6 in 1996.

<PAGE 14>

Corporate Services and Other Operations - Expenses related to Corporate Services and Other Operations (consisting of corporate expenses, third-party interest charges, intercompany interest allocations, other income and income taxes related to the Corporation's holding company operations, and the results of other operating units) decreased $1 million to $36 million in 1997. This decrease largely reflects lower Corporate interest costs, the result of applying to debt reduction the proceeds of Resources' notes payable repayment. Other operating units generated an operating loss of $3 million in the second quarter of 1997, compared to an operating loss of $2 million in 1996.

RESULTS OF DISCONTINUED OPERATIONS
Resources reported net income of $70 million in the second quarter of 1996. UPC recognized its share of Resources' net income (approximately 83%) as discontinued operations in 1996. As a result of the Spin-Off, UPC did not record any portion of Resources' net income in 1997.

  Six Months Ended June 30, 1997 Compared to June 30, 1996

CONSOLIDATED RESULTS - The Corporation reported net income for the first half of 1997 of $344 million ($1.39 per share) compared to $400 million ($1.94 per share) for the same period of 1996. Results for 1997 included the effects of the completion of the Southern Pacific acquisition. Results for 1996 included $107 million representing 83% of Resources' net income reported as discontinued operations.

RESULTS OF CONTINUING OPERATIONS - Income from continuing operations advanced $51 million for the period to $344 million ($1.39 per share), as the positive impact of the Railroad's SP integration more than offset higher debt service costs associated with the Southern Pacific acquisition. Operating revenues increased $1.71 billion (43%) to $5.69 billion for the period primarily the result of the Railroad's operating revenue improvement of $1.77 billion (52%)(reflecting the addition of Southern Pacific volumes, base business growth and a higher average revenue per car resulting from a longer average length of haul and a shift in commodity mix).

Consolidated operating expenses rose $1.52 billion (46%) to $4.85 billion in 1997. The addition of Southern Pacific operations and rail volume growth caused increases in salaries, wages and employee benefits ($546 million), equipment and other rents ($248 million), purchased services ($126 million), casualty accruals ($72 million), materials and supplies ($64 million), car repair accruals ($51 million), and other taxes ($25 million). Increased fuel prices and transportation volumes resulted in a $219 million increase in fuel and utilities costs. Depreciation charges rose $173 million--reflecting the addition and purchase accounting revaluation of Southern Pacific properties and UPC's continued reinvestment in its equipment and rail infrastructure. Offsetting these increases was a decline in maintenance and repair expenses of $32 million reflecting merger consolidation benefits.

Consolidated operating income advanced $192 million (29%) to $846 million for the first half of 1997, principally reflecting a $153 million improvement at the Railroad and a $42 million improvement at Overnite. Other income increased $7 million, primarily the result of increased rental income of $23 million offset by a decrease in interest income of $20 million. Interest expense increased $65 million, principally from higher debt levels associated with the Southern Pacific acquisition partially offset by the favorable impact of applying to debt

<PAGE 15>

reduction the proceeds of Resources' notes payable repayment. The Corporation's effective tax rate for the period increased to 37.8% from 30.6% a year ago, reflecting the absence of one-time favorable tax settlements and tax credits received at the Railroad ($30 million) in 1996.


         CHANGES IN CONSOLIDATED FINANCIAL CONDITION

During the first six months of 1997, cash from continuing operations was $707 million compared to $729 million for the same period in 1996. This $22 million decrease primarily reflects higher cash payments for income taxes and merger costs and a volume-related increase in accounts receivable offset by higher income from continuing operations and increased non-cash charges included in income.

Cash used in investing activities was $1,025 million in 1997 compared to $463 million in 1996. This increase primarily reflects higher merger-related capital spending and the absence of dividends to UPC on the Resources stock held by the Corporation ($21 million).

Cash provided by equity and financing activities was $256 million in the first half of 1997 compared to cash used in equity and financing activities of $423 million in 1996. This change in cash principally reflects higher net borrowings ($690 million) offset slightly by higher dividends to UPC shareholders ($35 million) resulting from the 38.1 million shares issued in the Southern Pacific acquisition. The ratio of debt to debt plus equity increased to 50.4% at June 30, 1997, compared to 49.4% at December 31, 1996. This change resulted from the increase in debt levels from year-end 1996.

                     OTHER DEVELOPMENTS
OTHER MATTERS
Southern Pacific Integration
Labor: Under the conditions imposed by the Surface Transportation Board of the U.S. Department of Transportation in connection with the Southern Pacific acquisition, labor agreements between the Railroad and the unions must be negotiated before the UPRR and Southern Pacific rail systems can be fully integrated. The Railroad is currently negotiating with the union leadership representing Southern Pacific's workforce and expects union agreements to be ratified in 1997 and 1998. To date, the leadership of certain operating, shopcraft, carmen and clerical unions (collectively representing approximately 50% of Southern Pacific's unionized workforce) have negotiated agreements relating to the consolidation and coordination of UPRR's and Southern Pacific's operations. The terms of ratified and pending labor agreements are not expected to have a material adverse effect on the Corporation's results of operations.

Benefits: The Railroad has begun to realize certain operational benefits from the SP acquisition. Examples of these benefits include the following: (a) an increase in the average speed of SP trains; (b) a dramatic decrease in transit times for lumber shipments from the Pacific Northwest to the Midwest; (c) the introduction of a new premium intermodal service linking Oakland to Chicago, with plans to institute new Memphis to Los Angeles to Oakland and Seattle to Oakland to Los Angeles premium intermodal service in the near future;(d) a marked

<PAGE 16>

improvement in on-time train departures and arrivals; and (e) significant gains in employee safety. As the process of integrating SP's and UPRR's rail operations continues, the Corporation expects to realize further acquisition benefits.

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

In February 1997, the FASB issued Statement No. 128, "Earnings per Share," which simplifies the standards for computing earnings per share
(EPS) and makes them comparable to international EPS standards. Statement No. 128 replaces the standards for computing and presenting EPS found in Accounting Principles Board Opinion No. 15, "Earnings per Share." Statement No. 128 requires dual presentation of Basic and Diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 will be effective for UPC's 1997 Annual Report, including interim periods to be presented therein; earlier application is not permitted. Had Statement No. 128 been effective for the second quarter of 1997 and the first six months of 1997, UPC's Basic and Diluted EPS (based on income from continuing operations and net income) would have been $0.88 and $0.87 per share, respectively, for the second quarter of 1997 and $1.40 and $1.39 per share, respectively, for the six months ended June 30, 1997.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which will be effective in 1998. The Corporation anticipates Statement No. 130 will have no impact on the current reporting and disclosure format of UPC as the Corporation has no material items of other comprehensive income as defined in the Statement. The FASB also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. UPC currently complies with most provisions of this Statement, and any incremental disclosure is expected to be minimal.

Commitments and Contingencies - There are various lawsuits pending against the Corporation and certain of its subsidiaries. The
Corporation is also subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where the


<PAGE 17>

remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation and its subsidiaries also periodically enter into financial and other commitments in connection with their businesses, and have retained certain contingent liabilities upon the disposition of formerly-owned operations. The Corporation does not expect that the lawsuits, environmental costs, commitments or contingent liabilities will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.


                   CAUTIONARY INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Corporation with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Corporation does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Corporation's financial results. Such forward-looking information is or will be based on information available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions, changes in fuel prices and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

<PAGE 18>

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Southern Pacific Acquisition: As previously reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K Report"), various appeals have been filed with respect to the Surface Transportation Board's ("STB") August 12, 1996 decision (the "Decision") approving the acquisition of control of Southern Pacific Rail Corporation and its rail affiliates by the Corporation and its affiliates. All of the appeals have been consolidated. On April 23, 1997, the City of Wichita and Sedgwick County, Kansas, moved to withdraw their petition for review, and the court granted their motion on April 30, 1997. On May 16, 1997, the court ordered parties to show cause by June 16, 1997 why a briefing format proposed in that order should not apply. The Corporation and its affiliates, along with other parties, responded to the court's order, and no briefing schedule has yet been established. The Corporation believes that it is unlikely that the disposition of these appeals will have a material impact on its results of operation.

On May 7, 1997, the STB served a decision commencing the first annual proceeding to implement the oversight condition it had imposed in the Decision. The Corporation and its affiliates, and the Burlington Northern and Santa Fe Railway Company, filed reports required by the STB on July 1, 1997. Comments from other parties are due on August 1, 1997, and replies are due on August 20, 1997. The Corporation believes that no changes in the merger conditions are warranted, but there can be no assurance as to what action the STB will take.

Bottleneck Proceedings: As previously reported in the 1996 10-K Report, on August 27, 1996, the STB initiated a proceeding asking for arguments and evidence on the issue of whether it should modify its existing regulations regarding the prescription of, and challenge to, rates for rail service involving a segment that is served by only one railroad between an interchange point and an exclusively-served shipper facility (i.e., a bottleneck segment). The STB proceeding also referred to pending motions to dismiss three individual complaint proceedings filed by shippers challenging a class rate charged for the movement of coal, two of which named Union Pacific Railroad Company ("UPRR") and Southern Pacific Transportation Company ("SPT") as a party thereto. Neither complaint proceeding individually involved a significant exposure for reparations. However, if existing regulation of bottleneck movements were changed, future revenue from such movements, including those covered by the complaint proceedings, could be substantially reduced.
On December 31, 1996, the STB served a decision which generally reaffirmed earlier rulings regarding a rail carrier's obligation to provide rates for bottleneck segments and assured the right of rail carriers to differentially price traffic. It also dismissed the two complaint proceedings in which UPRR and SPT were defendants. On April 30, 1997, the STB served a decision generally declining to reconsider its December 31, 1996 decision, but clarifying that in certain circumstances a "bottleneck" destination carrier that does not serve the origin for a traffic movement may be required to provide a separately-challengeable common carrier rate for the "bottleneck" portion of the movement. The STB decisions are pending on appeal before the Eighth Circuit Court of Appeals.

<PAGE 19>

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits


        11  -  Computation of earnings per share.

        12  -  Computation of ratio of earnings to fixed charges.

        27  -  Financial data schedule.

   (b) Reports on Form 8-K

        None.

<PAGE 20>
<SIGNITURE PAGE>

SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 5, 1997


                               UNION PACIFIC CORPORATION

                               (Registrant)

                               /s/ Joseph E. O'Connor, Jr.
                               ___________________________
                               Joseph E. O'Connor, Jr.

                               Vice President and Controller
                               (Chief accounting officer
                                and duly authorized officer)


<EXHIBIT INDEX>


                          UNION PACIFIC CORPORATION

                                EXHIBIT INDEX



Exhibit No.                     Description



 11                Computation of earnings per share

 12                Computation of ratio of earnings to
                   fixed charges

 27                Financial data schedule