Form 10-Q
period 1997-09-30
UNION PACIFIC CORP
filed 1997-11-14
CIK 100885

<COVER PAGE>

                            FORM 10-Q

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549-1004

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                        1717 Main Street, Dallas, Texas
                   (Address of principal executive offices)

                                     75201
                                  (Zip Code)

                                (214) 743-5600
             (Registrant's telephone number, including area code)

             Eighth and Eaton Avenues, Bethlehem, Pennsylvania  18018
            (Former Name or Former Address, if Changed Since Last Report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X        NO
    ______         ______

As of October 31, 1997, there were 247,205,314 shares of the Registrant's Common Stock outstanding.

<COVER PAGE>

                    UNION PACIFIC CORPORATION
                              INDEX



                  PART I.  FINANCIAL INFORMATION
                                                                Page Number
                                                                -----------
Item 1:  Condensed Consolidated Financial Statements:

       CONDENSED STATEMENT OF CONSOLIDATED INCOME - For the
         Three Months and Nine Months Ended September 30, 1997
         and 1996..............................................      1

       CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
         At September 30, 1997 and December 31, 1996...........    2 - 3

       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
         the Nine Months Ended September 30, 1997 and 1996.....      4

       CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS -
         For the Nine Months Ended September 30, 1997 and 1996.      4

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....    5 - 10


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................   11 - 20



                   PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings.....................................   21 - 24

Item 6:  Exhibits and Reports on Form 8-K......................      24

Signature......................................................      25

<PAGE 1>

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

          UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

              CONDENSED STATEMENT OF CONSOLIDATED INCOME

For the Three Months and Nine Months Ended September 30, 1997 and 1996
       (Amounts in Millions, Except Ratio and Per Share Amounts)
                              (Unaudited)

                                         Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                              1997     1996      1997     1996
                                           -------  -------   -------  -------
Operating Revenues (Note 2)............... $ 2,825  $ 1,996   $ 8,518  $ 5,976
                                           -------  -------   -------  -------
Operating Expenses (Note 2):
  Salaries, wages and employee benefits...   1,040      716     3,103    2,233
  Equipment and other rents...............     356      208     1,022      649
  Fuel and utilities (Note 5).............     241      164       803      508
  Depreciation and amortization...........     260      170       779      516
  Materials and supplies..................     130      106       421      333
  Other costs.............................     333      213     1,079      664
                                           -------  -------   -------  -------
     Total................................   2,360    1,577     7,207    4,903
                                           -------  -------   -------  -------
Operating Income..........................     465      419     1,311    1,073
Other Income - Net........................     102       52       159      102
Interest Expense (Notes 2 and 5)..........    (156)    (115)     (453)    (346)
Corporate Expenses........................     (42)     (24)      (96)     (75)
Income before Income Taxes................     369      332       921      754
                                           -------  -------   -------  -------
Income Taxes..............................    (129)    (121)     (337)    (250)
                                           -------  -------   -------  -------
Income from Continuing Operations.........     240      211       584      504

Income from Discontinued Operations (Note 3)     -       64         -      171
                                           -------  -------   -------  -------
Net Income ............................... $   240  $   275   $   584  $   675
                                           =======  =======   =======  =======

Earnings Per Share (Notes 2 and 3):

  Income from Continuing Operations....... $  0.96  $  1.00   $  2.35  $  2.42

  Income from Discontinued Operations.....       -     0.30         -     0.82
                                           -------  -------   -------  -------
  Net Income ............................. $  0.96  $  1.30   $  2.35  $  3.24
                                           =======  =======   =======  =======

Weighted Average Number of Shares (Note 2)   248.0    211.9     248.0    208.5
Cash Dividends Per Share.................. $  0.43  $  0.43   $  1.29  $  1.29
Ratio of Earnings to Fixed Charges (Note 6)     --       --       2.5      2.7

<PAGE 2>

           UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

        CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                         (Millions of Dollars)
                              (Unaudited)

                                                September 30,  December 31,
ASSETS                                              1997           1996
                                                -------------  ------------
Current Assets:

  Cash and temporary investments...............     $     201    $     191
  Accounts receivable .........................           797          494
  Inventories..................................           295          304
  Other current assets.........................           306          345
                                                    ---------    ---------
       Total Current Assets....................         1,599        1,334
                                                    ---------    ---------
Investments:

  Investments in and advances to affiliated
     companies (Note 4)........................           433          387
  Other investments............................           207          226
                                                    ---------    ---------
       Total Investments.......................           640          613
                                                    ---------    ---------
Properties (Note 2):
  Railroad:
    Road and other.............................        23,272       22,665
    Equipment..................................         6,932        6,573
                                                    ---------    ---------
       Total Railroad..........................        30,204       29,238

  Trucking.....................................           734          736
  Other........................................            56          123
                                                    ---------    ---------
       Total Properties........................        30,994       30,097

  Accumulated depreciation.....................        (5,375)      (5,053)
                                                    ---------    ---------
       Properties - Net........................        25,619       25,044
                                                    ---------    ---------
Excess Acquisition Costs - Net.................           683          700
Other Assets...................................           125          223
                                                    ---------    ---------
       Total Assets............................     $  28,666    $  27,914
                                                    =========    =========
<PAGE 3>

          UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

        CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
       (Amounts in Millions, Except Share and Per Share Amounts)
                              (Unaudited)

                                                  September 30,  December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1997         1996
                                                  -------------  ------------
Current Liabilities:
  Accounts payable................................  $     580    $     705
  Accrued wages and vacation......................        452          427
  Accrued casualty costs..........................        327          332
  Dividends and interest..........................        282          293
  Income and other taxes..........................        260          250
  Debt due within one year (Note 2)...............        210          127
  Other current liabilities (Note 2)..............      1,193          922
                                                    ---------    ---------
     Total Current Liabilities....................      3,304        3,056
                                                    ---------    ---------

Debt Due After One Year (Note 2)..................      8,185        7,900

Deferred Income Taxes ............................      6,175        5,939

Accrued Casualty Costs ...........................        813          730

Retiree Benefits Obligation ......................        757          720

Other Long-Term Liabilities (Notes 2 and 7).......        948        1,344

Commitments and Contingencies (Note 7)

Stockholders' Equity:
  Common stock, $2.50 par value, authorized
    500,000,000 shares, 275,881,561 shares issued
    in 1997, 274,595,151 shares issued in 1996 ...        690          686
  Paid-in surplus ................................      4,046        4,009
  Retained earnings...............................      5,528        5,262
  Treasury stock, at cost, 28,685,466 shares in
    1997, 27,935,628 shares in 1996...............     (1,780)      (1,732)
                                                    ---------    ---------
     Total Stockholders' Equity...................      8,484        8,225
                                                    ---------    ---------
     Total Liabilities and Stockholders' Equity...  $  28,666    $  27,914
                                                    =========    =========

<PAGE 4>

          UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
            CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
         For the Nine Months Ended September 30, 1997 and 1996
                         (Millions of Dollars)
                              (Unaudited)

                                                         1997        1996
                                                         ----        ----
Cash Flows from Operating Activities:

   Net income........................................ $   584     $   675
   Non-cash charges to income:
      Depreciation and amortization..................     779         516
      Deferred income taxes..........................     231          29
      Other - net....................................    (388)        105
   Income from discontinued operations (Note 3)......       -        (171)
   Changes in current assets and liabilities.........     (35)        125
                                                      -------     -------
       Cash from continuing operations...............   1,171       1,279
                                                      -------     -------
Cash Flows from Investing Activities:
   Capital investments...............................  (1,427)       (888)
   Southern Pacific acquisition (Note 2).............       -        (539)
  Cash provided by discontinued operations...........       -          31
   Asset sales.......................................     229          81
   Other - net.......................................     (14)        (32)
                                                      -------     -------
       Cash used in investing activities.............  (1,212)     (1,347)
                                                      -------     -------
Cash Flows from Equity and Financing Activities:
   Dividends paid....................................    (317)       (265)
   Debt repaid.......................................    (442)       (861)
   Financings........................................     836       1,144
   Other - net.......................................     (26)        (32)
                                                      -------     -------
      Cash (used in) provided by equity and
      financing activities...........................      51         (14)
                                                      -------     -------
Net increase (decrease) in cash and
     temporary investments........................... $    10     $   (82)
                                                      =======     =======

         CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS
         For the Nine Months Ended September 30, 1997 and 1996
            (Amounts in Millions, Except Per Share Amounts)
                              (Unaudited)

                                                         1997        1996
                                                         ----        ----
Balance at Beginning of Year......................... $ 5,262     $ 5,327
Net Income...........................................     584         675
                                                      -------     -------
       Total.........................................   5,846       6,002
Dividend of Resources Common Stock (Note 3)..........       -        (598)
Cash Dividends Declared ($1.29 per share in
     1997 and 1996)..................................    (318)       (266)
                                                      -------     -------
     Balance at End of Period........................ $ 5,528     $ 5,138
                                                      =======     =======

<PAGE 5>

            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1. Responsibilities for Financial Statements - The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1996 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation or UPC) Annual Report to Stockholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

2. Acquisition of Southern Pacific Rail Corporation (Southern Pacific or SP) - The Corporation completed the acquisition of Southern Pacific in September 1996 by acquiring the remaining 75% of Southern Pacific common shares not previously owned by UPC. As a result of the initial cash tender offer in 1995 for 25% of Southern Pacific's outstanding shares and the acquisition of the remaining 75% of Southern Pacific shares, 60% of the outstanding Southern Pacific shares were converted into 38.1 million shares of the Corporation's common stock, and the remaining 40% of the outstanding shares were acquired for $1,562 million in cash. The Corporation initially funded the cash portion of the acquisition with credit facility borrowings, all of which have been subsequently refinanced with commercial paper borrowings.

   The acquisition of Southern Pacific has been accounted for as a purchase. Results for the three and nine months ended September 30, 1996 included equity income equal to 25% of Southern Pacific's net income during that period, reflecting UPC's ownership interest in SP. Southern Pacific's results were fully consolidated with the Corporation effective October 1, 1996. The purchase price was determined as follows and was based on a market value of the Corporation's common stock at the time the merger was announced of $65.00 per share:

                                                              (In Millions)
                                                              -------------
    Initial 25% investment in SP on September 15, 1995,
     including equity income................................      $  990
    Second step cash purchase (23.4 million shares at
     $25.00 per SP share) on September 11, 1996.............         586
    Merger exchange of SP shares (93.7 million SP
     shares converted into 38.1 million shares of UPC
     common stock at $65.00 per UP share) on
     September 11, 1996.....................................       2,476
    Transaction costs.......................................          45
                                                                  ------
    Purchase price..........................................      $4,097
                                                                  ======

<PAGE 6>

    The Southern Pacific purchase price has been allocated as follows:

                                                              (In Millions)
                                                              -------------
    Purchase price to be allocated.........................       $ 4,097
    Pre-tax merger costs:
     Current...............................................           532
     Long-term.............................................           426
    Equity acquired........................................        (1,083)
                                                                  -------
      Unallocated purchase price...........................       $ 3,972
                                                                  =======

    Purchase price allocation:
    Property and equipment:
     Land..................................................       $ 3,509
     Roadway, Equipment and Other..........................         2,522
    Debt and preference share revaluation..................          (200)
    Deferred income taxes (including the effect of merger costs)   (1,859)
                                                                 --------
      Total................................................       $ 3,972
                                                                 ========

   In connection with the acquisition and continuing integration of Union Pacific Railroad Company's (UPRR) and Southern Pacific's rail operations (collectively, the Railroad), UPC is in the process of eliminating 5,200 duplicate positions, which are primarily non-train crew. In addition, UPC is relocating 4,700 positions, merging or disposing of redundant facilities, and disposing of certain rail lines. The Corporation is also canceling uneconomical and duplicative SP contracts and has refinanced $621 million of SP's debt obligations. UPC recognized a $958 million liability in the SP purchase price allocation for costs associated with SP's portion of these activities.

   The components of the $958 million liability are as follows:

                                                              (In Millions)
                                                              -------------
    Labor protection related to legislated and contractual
     obligations to SP union employees.....................          $361
    Severance costs........................................           343
    Contract cancellation fees.............................           145
    Relocation costs.......................................           109
                                                                     ----
        Total..............................................          $958
                                                                     ====

   Through September 30, 1997, $210 million in merger-related costs were paid by the Corporation and charged against these reserves, principally comprised of $117 million and $67 million, respectively, for severance and relocation payments made to approximately 1,800 Southern Pacific employees. The Corporation expects that the remaining payments will be made over the course of the next five years as the rail operations of UPRR and SP are integrated and labor negotiations are completed and implemented.

   In addition, the Railroad expects to incur $370 million in acquisition-related costs through 1999 for severing or relocating UPRR employees, disposing of certain UPRR facilities, training and equipment upgrading. These costs will be charged to expense as incurred over the next two years.

<PAGE 7>

   Net income for the three and nine months ended September 30, 1997 was reduced by $10 million and $46 million, respectively, for acquisition-related operating costs, net of tax.

   The pro forma results presented below have been prepared to reflect the consummation of the Southern Pacific acquisition and the subsequent pro-rata distribution of the shares of Union Pacific Resources Group Inc. (Resources) owned by the Corporation to UPC's stockholders (see Note 3 to the Condensed Consolidated Financial Statements), as if such events occurred on January 1, 1996. The pro forma results presented below do not reflect synergies expected to result from the integration of UPRR's and Southern Pacific's rail operations and, accordingly, do not account for any potential increase in revenue or operating income, estimated cost savings, or one-time costs associated with the elimination of UPRR's duplicate facilities and relocation or severance payments to UPRR's employees. The effects of the foregoing could be substantial. This unaudited pro forma information is not necessarily indicative of the results of operations that might have occurred had the Southern Pacific acquisition and the distribution of Resources shares actually occurred on the date indicated, or of future results of operations of the resulting entity.


       ------------------------------------------------------------------
       Millions of Dollars        Three-Months Ended    Nine-Months Ended
       Except Per Share Amounts   September 30, 1996   September 30, 1996
       ------------------------------------------------------------------
        Operating Revenues             $ 2,825            $ 8,409
        Operating Income                   446              1,146
        Net Income                         194                435
        Net Income per Share           $  0.79            $  1.78
       ------------------------------------------------------------------

3. Resources - In July 1995, UPC's Board of Directors approved a formal plan to divest UPC's natural resources business in an initial public offering
   (IPO) by Resources, followed by a pro-rata distribution of Resources shares owned by the Corporation to its stockholders (the Spin-Off).

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

   In September 1996, the Corporation's Board of Directors declared a special dividend consisting of the shares of Resources common stock owned by UPC. As a result of the Spin-Off, each of the Corporation's stockholders received 0.846946 of a share of Resources common stock for each share of UPC common stock held by such stockholder at the September 26, 1996 record date for the distribution.

   Resources' results prior to the Spin-Off were reported as a discontinued operation in the Corporation's consolidated financial statements. UPC's results for the three and nine months ended September 30, 1996 include income from discontinued operations of $64 million and $171 million, respectively, (approximately 83% of Resources' net income for the period).

<PAGE 8>

4. Mexican Railway Concession - On June 26, 1997, the Railroad and a consortium of partners were granted a 50-year concession for the Pacific North and Chihuahua Pacific lines in Mexico, and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The Railroad holds a 13% ownership share, and has accounted for its interest by the equity method. The consortium plans to assume operational control of both lines in late 1997.

5. Financial Instruments - The Corporation and its subsidiaries use derivative financial instruments in limited instances for other than trading purposes to manage risk as it relates to fuel prices and interest rates. Where the Corporation has fixed interest rates or fuel prices through the use of swaps, futures or forward contracts, the Corporation has reduced the downside risk of adverse price and rate movements; however, it has also limited future gains from favorable movements.

   The Corporation addresses market-related risk by selecting instruments whose value fluctuations correlate highly with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and periodic settlements. The total credit risk associated with the Corporation's counterparties was $71 million at September 30, 1997. The Corporation has not been required to provide, nor has it received, any collateral relating to its hedging activity.

   The fair market value of the Corporation's derivative financial instrument positions at September 30, 1997 was determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable U.S. treasury rate and swap spread.

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

   At September 30, 1997, the Corporation had outstanding interest rate swaps on $266 million of notional principal amount of debt (3% of the total debt portfolio) with a gross fair market value asset position of $58 million and a gross fair market value liability position of $18 million. These contracts mature over the next one to eight years. Interest rate hedging activity increased interest expense by $3 million and $4 million in the third quarter of 1997 and 1996, respectively, and by $11 million and $8 million in the first nine months of 1997 and 1996, respectively.

   Fuel - Over the past three years, fuel costs approximated 10% of the Corporation's total operating expenses. As a result of the significance of the fuel costs and the historical volatility of fuel prices, the Corporation's transportation subsidiaries periodically use swaps, futures and forward contracts to mitigate the impact of fuel price volatility. The

   <PAGE 9>

   intent of this program is to protect the Corporation's operating margins and overall profitability from adverse fuel price changes.

   At September 30, 1997, the Railroad had hedged 40% and 12% of its anticipated diesel fuel consumption for the remainder of 1997 and all of 1998, respectively, at $0.52 and $0.53 per gallon, respectively, on a Gulf Coast basis. In addition, the Railroad had outstanding swap agreements covering its fuel purchases in 1997 and 1998 of $156 million, with gross and net asset positions of $13 million. Fuel hedging increased third quarter 1997 fuel costs by $1 million and lowered third quarter 1996 fuel costs by $9 million. Fuel hedging increased year-to-date fuel costs by $1 million and lowered year-to-date 1996 fuel costs by $19 million. Overnite Transportation Company (Overnite) has hedged 56% of its estimated remaining 1997 diesel fuel requirements and had outstanding swap agreements of $8 million, with gross and net asset positions of $1 million.

6. Ratio of Earnings to Fixed Charges - The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt premium, and the estimated interest portion of rental charges.

7. Commitments and Contingencies - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. Certain customers have submitted claims to the Railroad for damages related to shipments delayed in transit, while others have indicated an intention to submit claims for damages arising out of delays as a result of congestion problems. The nature of the damages sought include, but are not limited to, loss or damages to lading, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Federal Railroad Administration has also indicated that it may take enforcement actions against the Railroad based upon an in-depth inquiry and review of safety practices.

   The Corporation is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation periodically enters into financial and other commitments and provides guarantees for specific financial and contractual obligations of its subsidiaries and affiliates.

   It is not possible at this time for the Corporation to fully determine the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, the Corporation does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition or operating results.

<PAGE 10>

8. Accounting Pronouncements - In February 1997, the Financial Accounting Standard Board (FASB) issued Statement No. 128, "Earnings per Share," which replaces Accounting Principles Board Opinion No. 15, "Earnings per Share." Statement No. 128 requires dual presentation of Basic and Diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 will be effective for UPC's 1997 Annual Report, including interim periods to be presented therein; however, earlier application is not permitted. Had Statement No. 128 been effective for the three and nine months ended September 30, 1997, Basic and Diluted EPS (based on income from continuing operations and net income) would have been $0.98 and $0.96 per share, respectively, for the third quarter of 1997 and $2.38 and $2.35 per share, respectively, for the nine months ended September 30, 1997.

   In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" that will be effective in 1998. The Corporation anticipates minimal impact from this Statement.

   Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" will be effective in 1998. UPC currently complies with most provisions of this Statement, and any incremental disclosure required by that Statement is expected to be minimal.

<PAGE 11>

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                             RESULTS OF OPERATIONS

        Quarter ended September 30, 1997 Compared to September 30, 1996

CORPORATE REORGANIZATION
During 1996 and 1997, Union Pacific Corporation (UPC or the Corporation) completed several strategic transactions that refocused the Corporation on its core transportation operations.

Natural Resources Divestiture - In July 1995, UPC's Board of Directors approved a formal plan to dispose of its natural resources business through an initial public offering (IPO) by Union Pacific Resources Group Inc. (Resources) of 17% of its common stock, followed by a distribution of UPC's interest in Resources to the Corporation's stockholders on a tax-free, pro-rata basis (the Spin-Off) (see Note 3 to the Condensed Consolidated Financial Statements). In October 1995, Resources completed the IPO, and, after UPC's receipt of a favorable Internal Revenue Service ruling as to the tax-free nature of the Spin-Off in September 1996, UPC completed its divestiture of Resources. The Corporation's share of Resources' 1996 financial results are presented as discontinued operations for that period.

Southern Pacific Rail Corporation (Southern Pacific or SP) Acquisition - In September 1995, UPC acquired 25% of Southern Pacific, and, in September 1996, it acquired the remaining 75% of SP. The aggregate Southern Pacific purchase price was $4.1 billion ($2.5 billion in UPC common stock and $1.6 billion in cash). The acquisition of Southern Pacific was accounted for as a purchase. The statement of consolidated income for the third quarter of 1996 includes equity income equal to 25% of Southern Pacific's net income, reflecting UPC's ownership interest in Southern Pacific for the period. In 1997, Southern Pacific's results were fully consolidated with the Corporation's results (see
Note 2 to the Condensed Consolidated Financial Statements).

As a result of the SP acquisition, UPC now operates the largest rail system in the United States, with nearly 36,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and Eastern U.S. gateways. The Corporation also owns Overnite Transportation Company (Overnite), a major interstate trucking company specializing in less-than-truckload (LTL) shipments.

Mexican Railway Concession - On June 26, 1997, the Corporation's principal subsidiary, Union Pacific Railroad Company (collectively with SP's rail operations, the Railroad) and a consortium of partners were granted a 50-year concession for the Pacific North and Chihuahua Pacific lines in Mexico, and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The Railroad holds a 13% ownership share, and has accounted for its interest by the equity method. The consortium plans to assume operational control of both lines in late 1997.

RAILROAD OPERATIONS
Third quarter 1997 rail operations were disrupted by service and congestion issues. System congestion started in the Gulf Coast area during the summer and spread throughout the system as the Railroad shifted resources to help mitigate

<PAGE 12>

the problem in the Gulf Coast. Factors leading to the congestion included crew shortages and necessary track maintenance on SP lines, washouts due to severe weather and congestion in the major Texas/Mexico gateways.

The cost of the congestion-related problems was approximately $100 million, after tax, which reflected the combined effect of lost business and higher operating costs. Fourth quarter 1997 Railroad operations and financial performance will be more severely affected by congestion-related problems than in the third quarter--including lower revenue and incremental costs associated with the implementation of the Service Recovery Plan--significantly reducing the Corporation's financial results for the period. As a result, earnings per share for all of 1997 are expected to be less than 1996 pro forma results, and there may well be a net loss for the fourth quarter 1997. There can be no assurance that these problems will not continue to impact the Railroad during the first quarter of 1998.

The Service Recovery Plan - To restore service to acceptable levels, the Railroad implemented a Service Recovery Plan (the Plan) in early October 1997. The Plan is focused on reducing the number of cars on the system and restoring system velocity, which will result in more reliable service to customers. Although the Railroad expects that the Plan will relieve current congestion problems across the system by late 1997, a prolonged service recovery could have an adverse material effect on UPC's future earnings and cash flow.

The Plan includes a number of temporary steps currently underway to reduce the number of trains operating over the Railroad and to improve system velocity and service levels. These steps include: diverting trains from congested Southern Corridor routes to less congested alternatives; temporarily transferring business to several other railroads including Kansas City Southern Railway Company, Burlington Northern and Santa Fe Railway Company (BNSF) and Norfolk Southern Corporation; combining shorter trains; reducing the number of locomotives in use on local and maintenance-of-way service; accelerating the delivery of new locomotives; adding manpower and capacity at locomotive repair shops; moving switching activities from all of the major congested yards to other locations; transferring switching to shortline railroads; hiring additional train and engine employees; and taking a number of actions to use train crews more efficiently in congested terminals.

Status Report - Through mid-November 1997, the Railroad has made ongoing progress in reducing car inventories on the system and improving system velocity. These results are being reported weekly to the Surface
Transportation Board. Based upon results to date, the Corporation anticipates that service levels will continue to improve through the last quarter of 1997.

FINANCIAL RESULTS
CONSOLIDATED - The Corporation reported net income of $240 million or $0.96 per share for the third quarter of 1997, compared to net income of $275 million or $1.30 per share for the same period in 1996. Earnings for the period included the effects of the completion of the Southern Pacific acquisition and one-time SP merger-related costs of $16 million pre tax or $10 million after tax. Results for 1997 also reflected the impact of recent congestion problems. Net income for 1996 included $64 million in discontinued operations, representing approximately 83% of Resources' net income (see Note 3 to the Condensed Consolidated Financial Statements).

<PAGE 13>

Results of Continuing Operations
CONSOLIDATED - In the third quarter of 1997, the Corporation reported income from continuing operations of $240 million ($0.96 per share), compared to results for the third quarter of 1996 of $211 million ($1.00 per share). This earnings increase resulted primarily from the integration of SP operations and improved operating results at Overnite. The dilution of earnings per share reflects the issuance of 38.1 million UPC shares in connection with the Southern Pacific acquisition (see Note 2 to the Condensed Consolidated Financial Statements).

Operating revenues increased $829 million (42%) to $2.83 billion in 1997, reflecting the acquisition of SP and a 7% increase in revenues at Overnite. Operating expenses increased $783 million (50%) to $2.36 billion in 1997. The addition of Southern Pacific operations, as well as congestion costs at the Railroad, were slightly offset by merger integration benefits and continued cost reductions at Overnite. The addition of Southern Pacific operations, congestion costs at the Railroad and inflation were the primary factors causing increases in salaries, wages and employee benefits costs ($324 million); equipment and other rents ($148 million); fuel and utility costs ($77 million) and materials and supplies ($24 million). Depreciation charges rose $90 million, primarily due to the addition and revaluation of Southern Pacific properties and UPC's continued reinvestment in its equipment and rail infrastructure. Other costs increased by $120 million, reflecting merger-related increases in purchased services ($68 million); casualty accruals ($36 million); employee relocation costs ($15 million) and property and use taxes ($11 million), partially offset by merger consolidation benefits at the Railroad.

Operating income rose $46 million (11%) to $465 million in 1997, principally because of increases at the Railroad and Overnite ($24 million and $23 million, respectively). Other income rose $50 million, reflecting the sale of three aircraft and the Railroad's signboard business. Interest expense increased $41 million, the result of higher debt levels associated with the Southern Pacific acquisition, partially offset by the favorable impact of debt reduction from the proceeds of the Resources notes payable repayment. Income taxes increased $8 million to $129 million, primarily reflecting higher income before income taxes, which was partially offset by a Railroad tax settlement and tax benefits from property donations.

RAILROAD (Reported) - Net income of $275 million for the three months ended September 30, 1997 increased $16 million (6%), compared to reported results of $259 million during the same period in 1996. This increase was principally the result of the integration of Southern Pacific. Operating income rose $24 million (6%) to $457 million compared to reported third quarter 1996 results of $433 million. The operating ratio for the third quarter of 1997 was 82.0, which is an increase from reported third quarter 1996 results of 74.9. This increase reflects the integration of SP operations, as SP had an operating ratio of 92.4 for the third quarter of 1996. The addition of SP business drove up operating revenues for the third quarter of 1997 to $2.5 billion, or 47% higher than reported 1996 operating revenues, while operating costs grew $783 million to $2.36 billion.

The following discussion is based upon Pro Forma third quarter 1996 results which assumes the SP acquisition occurred on January 1, 1996:

<PAGE 14>

RAILROAD (Pro Forma) - Net income of $275 million was up $34 million, or 14% from 1996 results of $241 million. Results for 1997 included $16 million ($10 million after tax) of one-time merger costs. Operating income of $457 million was down $1 million from third quarter 1996, while the operating ratio for the third quarter of 1997 was 82.0, 0.1 points better than pro forma 1996.
However, excluding one-time merger costs, the operating ratio improved 0.7 points to 81.4. Estimated congestion costs added 2.6 points to the operating ratio in 1997. Operating revenues were $2,538 million, down $17 million (1%) versus third quarter 1996 as a 3% increase in average revenue per car (ARC) was more than offset by a 4% decline in carloadings. Commodity revenue also declined 1% from 1996 pro forma levels as shown in the table below.


----------------------------------------------------------------------------
                                                       Commodity Revenue
                          Three Months Ended 9/30/97   Versus Pro Forma 1996
----------------------------------------------------------------------------
                                            Commodity
(Revenue in Thousands)      Cars     ARC     Revenue      Change     %
----------------------------------------------------------------------------
Automotive                149,263  $1,461  $  218,011   $  2,598     1
Agricultural              218,547   1,543     337,214      3,138     1
Intermodal                737,824     638     470,992     26,156     6
Chemicals                 248,962   1,743     433,876    (18,426)   (4)
Energy                    439,478   1,099     482,809    (34,268)   (7)
Industrial                377,022   1,360     512,792     (7,992)   (2)
                        ----------------------------------------------------
 Total Commodity        2,171,096  $1,131  $2,455,694    $(28,794)  (1)
                        ====================================================

REVENUE SUMMARY (Pro Forma)- Carloadings for the quarter were down 4% from 1996 loads of 2,265,893. Declines were principally caused by congestion, the United Parcel Service strike and the first quarter 1997 sale of the Duck Creek North line, which generated 31,126 cars in the third quarter of 1997. Average revenue per car was up $35 for the quarter, as a result of higher intermodal ARC (new premium service and longer-haul traffic), improved corn ARC (more longer-haul export traffic and higher rates from maintaining a car inventory available for grain customers), and higher industrial products ARC (mainly due to the Duck Creek North sale).

Automotive - Traffic was up 1% versus 1996, while ARC rose $8 per car (1%) accounting for a $3 million improvement in revenue. The higher ARC reflects fewer low-ARC container moves partially offset by new lower ARC domestic business and shorter-haul import moves. Finished vehicle volumes (up 1%) benefited from new domestic business and strong import and domestic demand. These positives were offset by congestion and unscheduled auto plant shutdowns. Parts traffic was flat, as strong Mexico volumes were countered by congestion-related diversions of traffic and auto plant shutdowns.

Agricultural Products - Loads finished down 4% for the quarter; however, ARC improved 5% ($73 a car) pushing revenues up $3 million (1%) over 1996. The higher ARC reflects longer-haul import and export traffic, service-related diversions of short-haul traffic and higher rates associated with maintaining a car fleet available for grain customers. Agricultural products were plagued by low cycle times on wheat shuttles (2 vs. 4 turns per month from 1996), while canned and packaged products, as well as, sweeteners suffered from service problems. However, corn was up for the quarter, compared lower than normal volumes in 1996, and meals and oils benefitted from strong export markets.

<PAGE 15>

Intermodal - Traffic grew 4% in the quarter with revenue up 6% or $26 million over 1996. ARC grew 1% from 1996 levels ($9 per car), reflecting new premium service, longer-haul business and better car utilization. Strong market demand generated volume gains in the Railroad's LTL partners' businesses. New premium service, strong international markets and new business opportunities generated additional volume improvements for the quarter, partially countered by service-related traffic defections, the United Parcel Service strike and congestion.

Chemicals - Shipments fell 3%, while ARC declined $28 per car (2%) when compared to 1996 results, accounting for a 4% ($18 million) revenue shortfall versus 1996. The lower ARC was due to a shift in the business mix within plastics, sulphur and petroleum, and price reductions in response to BNSF and truck competition. Strong market demand was countered by system congestion in the key chemical corridors in the Gulf Coast area and service-related diversions to truck, barge and BNSF. Other volume drivers included the timing of fall applications that held down fertilizer demand, a new pipeline that diverted LP gas volumes and some demand softness that hurt the liquid and dry chemicals business.

Energy - Movements were down 8% from third quarter 1996, causing a $34 million revenue shortfall despite an ARC improvement of 1% ($11 per carload). ARC growth was driven by new higher-rated business and growth in long-haul European export loads. Severe weather (that periodically shut down the Black Thunder mine) and minor derailments in key corridors caused Powder River Basin, Wyoming, train cycles to fall by almost one train a day (24.3 in 1997 from 25.0 a year ago), despite gains early in the third quarter from new business added in the first half of 1997 and strong demand. Southern Illinois coal volumes fell 29% from 1996 levels, as the Railroad diverted traffic to Illinois Central due to congestion. Colorado and Utah coal volumes were also lower as higher European export business could not cover diversions of UP business to BNSF served mines.

Industrial Products - A 17% volume decline occurred, offset by an 18% improvement in ARC (due to the sale of the Duck Creek North Escanaba Mine business, which was very short-haul, low ARC traffic), as revenue fell 2% ($8 million). In 1996, the Duck Creek North line generated 31,126 cars. Volumes also suffered from equipment shortages and service issues, as a large portion of industrial products moves are in the Gulf Coast area where congestion has been most acute. Other factors affecting volumes were soft demand for frac sand (used in deep drilling activities), a high 1996 base for cement, competition in California's I-5 corridor, a major steel and wire plant shutdown and project timing in hazardous waste and recycling.

EXPENSE SUMMARY (Pro Forma)- Operating expenses were $2,081 million, $16 million (1%) better than third quarter 1996 operating costs of $2,097 million.

Labor expense was $9 million higher than 1996, as congestion-related costs and inflation were partially offset by merger and volume savings.

Depreciation expense grew $20 million or 9% to $242 million due to the Railroad's extensive capital programs in 1996 and 1997.

Materials and Supplies costs were down $15 million. Key drivers included merger-related savings in contract pricing and materials management, and less heavy material intensive locomotive and freight car repairs.

<PAGE 16>

Fuel and Utilities expenses were down $11 million or 5% from 1996, reflecting lower fuel prices and volumes. A 4% reduction in gross ton-miles generated volume-related fuel savings of $9 million, while lower prices (down 0.8 cents per gallon to 67 cents) resulted in savings of $2 million and a 1% decline in the consumption rate generated an additional $2 million in savings.

Rent expense was up 13% ($37 million) versus 1996, as system congestion, changes in business mix and costs associated with maintaining a fleet of grain cars on hand for grain customers (GCAS) drove up equipment rent costs. System congestion accounted for increased costs of $27 million, GCAS added $12 million (largely offset by higher commodity revenue) and higher intermodal mix added $12 million. Cost increases were partially offset by lower volume costs of $7 million (cars down 4%) and ongoing contract savings from the SP acquisition of $6 million.

Other Costs decreased $56 million from 1996, reflecting $17 million of net merger savings (joint facility savings, trackage rights and contract price savings), reduced costs due to the sale of SP's truck operations of $15 million, lower property and use taxes and lower administrative costs, reflecting cost control efforts.

NON-OPERATING SUMMARY (Pro Forma) - Other income was up $37 million from last year. Asset sales gains grew $38 million due to the sale of the Railroad's signboard business. Income taxes (State and Federal) were just slightly higher than 1996 levels at $143 million, as a 9% increase in pre-tax income was offset by the benefits of property donations and a prior year tax settlement. As a result, the tax rate improved to 34.2% from 36.9% in 1996.

TRUCKING - Throughout 1997, Overnite continued to benefit from several initiatives implemented in 1996 that were aimed at better matching its operations to the current trucking industry business environment. Actions taken included service center consolidations, centralization of the linehaul management process, pricing initiatives targeting Overnite's lowest margin customers, and staff rationalization. As a result, Overnite improved from a net loss of $9 million in the third quarter of 1996 to net income of $5 million in the third quarter of 1997. Results for both periods included goodwill amortization of $5 million.

Overnite's operating revenues increased $16 million (7%) to $250 million, primarily the result of a 12% increase in average prices, resulting from Overnite's pricing initiatives. This was partially offset by a 5% decrease in volumes, reflecting a 4% decrease in LTL tonnage and a 23% decrease in truckload volumes as Overnite continues to rationalize its traffic base.

Operating expenses decreased $7 million (3%) to $236 million. Salaries, wages and benefit costs decreased $3 million to $149 million, reflecting workforce reductions and lower volumes, partially offset by wage and benefit inflation. An increased use of intermodal rail service and contract linehaul carriers caused a $1 million increase in rent and purchased transportation. Fuel costs declined $2 million, which reflected the combined result of an 11% decrease in fuel prices and a 6% volume-related reduction in fuel consumption. Lower volumes and spending controls caused decreases in materials and supplies ($1 million), use taxes and licenses ($1 million) and administrative expenses ($1 million). Also, depreciation expense decreased $1 million, a result of the initiatives implemented in 1996 to eliminate various service centers and excess

<PAGE 17>

equipment. Overnite's operating ratio (excluding goodwill amortization) improved to 94.5 in 1997 from 103.6 in 1996.

CORPORATE SERVICES AND OTHER OPERATIONS - Expenses related to Corporate Services and Other Operations (consisting of corporate expenses, third-party interest charges, intercompany interest allocations, other income and income taxes related to the Corporation's holding company operations, and the results of other operating units) increased $1 million to $40 million in the third quarter of 1997. Corporate services and other operating units generated an operating loss of $1 million, compared to breaking even in 1996.

Results of Discontinued Operations
Resources reported net income of $77 million in the third quarter of 1996. UPC recognized its share of Resources' net income (approximately 83%) in discontinued operations in 1996.


    Nine Months Ended September 30, 1997 Compared to September 30, 1996


CONSOLIDATED RESULTS - The Corporation reported net income for the nine months ended September 30, 1997 of $584 million ($2.35 per share) compared to $675 million ($3.24 per share) for the same period of 1996. Results for 1997 included the effects of the completion of the Southern Pacific acquisition including one-time SP merger-related costs of $46 million, net of tax. Results for 1997 also reflected the impact of recent congestion problems. Results for 1996 included $171 million representing approximately 83% of Resources' net income in discontinued operations.

RESULTS OF CONTINUING OPERATIONS - Income from continuing operations increased by $80 million (16%) for the period to $584 million ($2.35 per share), as the impact of the Railroad's SP integration more than offset higher debt service costs associated with the Southern Pacific acquisition. Operating revenues increased $2.5 billion (43%) to $8.5 billion for the period, principally resulting from the addition of SP business.

Operating expenses rose $2.3 billion (47%) to $7.2 billion in 1997. The addition of Southern Pacific operations, rail volume growth, congestion costs and inflation caused increases in salaries, wages and employee benefits ($870 million), equipment and other rents ($373 million), fuel and utilities ($295 million) and materials and supplies ($88 million). Depreciation charges rose $263 million, reflecting the addition and purchase accounting revaluation of Southern Pacific's properties and UPC's continued reinvestment in its equipment and rail infrastructure. Other costs increased $415 million, reflecting merger-related increases in purchased services ($198 million), casualty accruals ($108 million), other taxes ($36 million), travel ($28 million) and employee relocation ($16 million).

Operating income increased by $238 million (22%) to $1.3 billion for the nine months ended September 30, 1997, principally reflecting a $177 million increase at the Railroad and a $65 million increase in operating results at Overnite. Other income increased $57 million, primarily the result of UPC's sale of three aircraft and sale of the Railroad's signboard business. Interest expense increased $107 million, principally from higher debt levels associated with the

<PAGE 18>

Southern Pacific acquisition offset by the favorable impact of the Resources' IPO dividend and debt refinancing activities. The Corporation's effective tax rate for the period increased to 36.6% from 33.2% a year ago, which reflects the combined effects of various state and federal tax settlements and property donations.


                CHANGES IN CONSOLIDATED FINANCIAL CONDITION

During the first nine months of 1997, cash from continuing operations was $1.2 billion compared to $1.3 billion for the same period in 1996. This $108 million decrease primarily reflects lower earnings and increased working capital needs due to the SP merger and merger consolidation spending, partially offset by higher non-cash expenses included in income (higher depreciation, casualty accruals and deferred taxes).

Cash used in investing activities was $1.2 billion in 1997 compared to $1.3 billion in 1996. This decrease primarily reflects the absence of the $539 million expended for SP shares in September 1996 and increased proceeds from the sale of assets ($148 million), reflecting the sale of the Railroad's signboard business and Duck Creek North branch line, and the sale of Corporate aircraft. These items were partially offset by higher capital spending ($539 million). The Railroad will spend over $2 billion on capital projects in 1997 compared to $1.6 billion in 1996, of which $550 million is merger-related.

Cash provided by financing activities was $51 million in 1997 compared to cash used for financing activities of $14 million in 1996. This change primarily reflects lower net debt repayments ($110 million) offset by higher dividends ($52 million) resulting from the 38.1 million additional shares issued in the Southern Pacific acquisition. The ratio of debt to debt plus equity increased to 49.7% at September 30, 1997 from 49.4% at December 31, 1996. This change resulted from a slight increase in debt levels (higher year-over-year capital spending) from year-end 1996.


                            OTHER DEVELOPMENTS

Federal Railroad Administration (FRA) Review - The Railroad suffered three severe accidents in mid-1997. As a result of these incidents, the FRA reviewed the Railroad's operations and made several recommendations, including creating a joint committee of Railroad management, labor and the FRA to review and monitor all aspects of safety, adding an executive position for safety reporting directly to the President, creating a safety hotline (direct to the Railroad's President), re-evaluating all existing training programs, and increasing the monitoring of train crew performance, crew fatigue and crew scheduling. All such FRA proposals have been implemented by the Railroad. The Railroad has also proposed a guaranteed time-off program for train and engine employees.

During the last week of October, 1997, the Railroad experienced two additional train collisions in Texas, which resulted in non-fatal injuries to train crew employees. As a result of these incidents, the FRA sent additional inspectors to Texas and other states to monitor the Railroad's operations.

<PAGE 19>

Derailments in 1997 have cost the Railroad approximately $67 million in capital and operating expense. During the first nine months of 1996, pro forma derailment costs were $87 million. This decrease reflects safety improvements year-to-date over the same pro forma period last year, including a 10% decline in derailments.

Accounting Pronouncements - In February 1997, the Financial Accounting Standard Board (FASB) issued Statement No. 128, "Earnings per Share," which replaces Accounting Principles Board Opinion No. 15, "Earnings per Share." Statement No. 128 requires dual presentation of Basic and Diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 will be effective for UPC's 1997 Annual Report, including interim periods to be presented therein; however, earlier application is not permitted. Had Statement No. 128 been effective for the three and nine months ended September 30, 1997, UPC's Basic and Diluted EPS (based on income from continuing operations and net income) would have been $0.98 and $0.96 per share, respectively, for the third quarter of 1997 and $2.38 and $2.35 per share, respectively, for the nine months ended September 30, 1997.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" that will be effective in 1998. The Corporation anticipates minimal impact from this Statement.

Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." UPC currently complies with most provisions of this Statement, and any incremental disclosure required by that Statement is expected to be minimal.

Commitments and Contingencies - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. Certain customers have submitted claims to the Railroad for damages related to shipments delayed in transit, while others have indicated an intention to submit claims for damages arising out of delays as a result of congestion problems. The nature of the damages sought include, but are not limited to, loss or damages to lading, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The FRA has also indicated that it may take enforcement actions against the Railroad based upon an in-depth inquiry and review of safety practices.

The Corporation is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation periodically enters into financial and other commitments and provides guarantees for specific financial and contractual obligations of its subsidiaries and affiliates.

It is not possible at this time for the Corporation to fully determine the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity, however, the Corporation does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition or operating results.

<PAGE 20>

Cautionary Information - Certain information included in this Report contains, and other materials filed or to be filed by the Corporation with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) contain, or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Corporation does not expect that lawsuits, claims, environmental costs, commitments, guarantees, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Corporation's financial results. Such forward-looking information is or will be based on facts available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, whether the Service Recovery Plan referred to above achieves its goals, industry competition and regulatory developments, natural events such as severe weather, floods and earthquakes, the effects of adverse general economic conditions, changes in fuel prices and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

<PAGE 21>

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Southern Pacific Acquisition: As previously reported in Union Pacific Corporation's (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K"), various appeals have been filed with respect to the Surface Transportation Board's ("STB") August 12, 1996 decision (the "Decision") approving the acquisition of control of Southern Pacific Rail Corporation and its rail affiliates (collectively, "SP") by the Corporation and its affiliates. All of the appeals have been consolidated. On April 23, 1997, the City of Wichita and Sedgwick County, Kansas, moved to withdraw their petition for review, and the Court granted their motion on April 30, 1997. On August 11, 1997, the Court established a briefing schedule under which briefs for petitioners and supporting intervenors were due on October 10, 1997, the brief for respondents is due December 9, 1997, briefs for intervenors supporting respondents are due December 30, 1997, and reply briefs are due January 20, 1998. On August 18, 1997, Geneva Steel Company moved to withdraw its petitions for review, and the Court granted its motion on September 8, 1997. On October 3, 1997, the Corporation and its affiliates moved to dismiss their petitions for review, and the Court granted their motion on October 7, 1997. On October 6, 1997, Kansas City Southern Railway Company ("KCS") moved to dismiss its petitions for review; on October 7, 1997, Texas Mexican Railway Company ("Tex Mex") moved to dismiss its petition for review; and on October 10, 1997, the United Transportation Union-General Committee of Adjustment (GO
401) moved to dismiss its petition for review. The Court granted these motions on October 22, 1997. The Corporation believes that it is unlikely that the disposition of these appeals will have a material impact on its results of operations.

On May 7, 1997, the STB served a decision commencing the first annual proceeding to implement the oversight condition it had imposed in the Decision. The Corporation and its affiliates, and the Burlington Northern and Santa Fe Railway Company ("BNSF"), filed reports required by the STB on July 1, 1997. BNSF and other parties filed comments on August 1, 1997. The Corporation and its affiliates, and others, filed replies on August 20, 1997. On October 27, 1997, the STB served a decision containing its findings and recommendations based on the record compiled in the first oversight proceeding. The STB concluded that the merger, as conditioned, had thus far not caused any substantial competitive harm, and it rejected various requested adjustments to the merger conditions. The STB ordered the Corporation and BNSF to continue to report quarterly on merger implementation, and to provide a comprehensive summary presentation in the progress reports due on July 1, 1998. The STB order requires interested parties to file comments concerning the next annual oversight proceeding on August 14, 1998, and replies are due September 1, 1998.

Bottleneck Proceedings:   As previously reported in the 1996 10-K, on August
27, 1996, the STB initiated a proceeding asking for arguments and evidence on the issue of whether it should modify its existing regulations regarding the prescription of, and challenge to, rates for rail service involving a segment that is served by only one railroad between an interchange point and an exclusively-served shipper facility (i.e., a bottleneck segment). The STB proceeding also referred to pending motions to dismiss three individual complaint proceedings filed by shippers challenging a class rate charged for the movement of coal, two of which named Union Pacific Railroad Company

<PAGE 22>

("UPRR") and Southern Pacific Transportation Company ("SPT") as a party thereto. Neither complaint proceeding individually involved a significant exposure for reparations. However, if existing regulation of bottleneck movements were changed, future revenue from such movements, including those covered by the complaint proceedings, could be substantially reduced. On December 31, 1996, the STB served a decision which generally reaffirmed earlier rulings regarding a rail carrier's obligation to provide rates for bottleneck segments and assured the right of rail carriers to differentially price traffic. It also dismissed the two complaint proceedings in which UPRR and SPT were defendants. On April 30, 1997, the STB served a decision generally declining to reconsider its December 31, 1996 decision, but clarifying that in certain circumstances a "bottleneck" destination carrier that does not serve the origin for a traffic movement may be required to provide a separately-challengeable common carrier rate for the "bottleneck" portion of the movement. The STB decisions are pending on appeal before the Eighth Circuit Court of Appeals, and an oral argument has been scheduled for November 18, 1997.

Rail Service Proceedings: Recently, UPRR has been experiencing serious congestion problems, especially on SP lines in the Gulf Coast area but also affecting other lines of the system. In late September 1997, following an intense analysis and planning effort, UPRR adopted a comprehensive Service
Recovery Plan.   The objective of this Plan is to return service to normal
within 90 days. The Service Recovery Plan involves additional expenditures on locomotives and personnel and the diversion of traffic to other carriers, among other measures.

UPRR reported to the STB in the ongoing oversight proceeding regarding the UP/SP merger concerning the recent service problems and the Service Recovery Plan. On October 2, 1997, the STB initiated a proceeding entitled Ex Parte No. 573, Rail Service in the Western United States ("Ex Parte No. 573"), to provide interested persons the opportunity to report on the status of rail service in the western United States and to review proposals for solving the service problems that exist. The STB directed interested parties to file written statements by October 23, 1997, and held a hearing on October 27, 1997. The Corporation filed a written submission and made an oral presentation at the STB hearing reporting further on its Service Recovery Plan and the progress that is being made in implementing it. A number of shippers, shipper organizations, public bodies and other railroads also submitted both written and oral testimony. Some participants in the proceeding asked the STB to allow the Service Recovery Plan time to work, while others requested that the STB take more active measures to remedy service problems.

In addition, on October 21, 1997, the Society of the Plastics Industry, the National Industrial Transportation League and the Chemical Manufacturers Association filed a joint petition asking the STB to issue an emergency directed service order designed to remedy UPRR's recent service problems, but without specifying any specific action. The Corporation filed a response opposing the joint petition on October 24, 1997.

On October 31, 1997, the STB issued an emergency service order that it described as an outgrowth of the STB proceedings in Ex Parte No. 573. The service order, which by its terms expires in 30 days, imposes several temporary measures designed to allow Tex Mex to divert some traffic off of UPRR in order to reduce congestion on UPRR lines in Houston, Texas. The STB also directed the Corporation, as the Corporation had offered, to suspend rail transportation

<PAGE 23>

service contract obligations of all shippers at Houston that wish to route shipments over the Tex Mex instead of UPRR during the period of the service order. The service order also requires the Corporation to report to the STB regarding service issues raised at the hearing in Ex Parte No. 573. The STB rejected the more intrusive proposals that had been presented in connection with the Ex Parte No. 573 proceedings so as not to impede the implementation of the Service Recovery Plan. The STB indicated that it will hold a further hearing on December 3, 1997, at which time the Corporation will be required to address the progress it has made in addressing the recent service problems, after which the STB will determine whether an extension of the service order is required and whether any additional actions are necessary.

Two railroad competitors of UPRR, BNSF and KCS, proposed that they be sold or given access to, or granted the right to control, various UPRR assets as a purported remedy for UPRR's service problems. While UPRR has sought and received constructive assistance from other carriers to deal with the congestion problems, UPRR declined to agree to the BNSF and KCS proposals on the grounds that they would worsen the problem, are legally unjustified, and are aimed at obtaining competitive advantages that were rejected by the STB in the UP/SP merger proceeding.

Some customers have submitted claims for damages related to shipments delayed in transit while other customers have indicated an intention to submit claims for damages arising out of delays to their shipments as a result of the congestion problems. The nature of the damages sought include, but are not limited to, loss or damages to lading, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by UPRR. It is not possible at this time to assess the likelihood or magnitude of such liability or the likelihood that any of such contracts could be canceled by particular customers. Each claim actually submitted to UPRR is being reviewed and resolved on the basis of UPRR's contractual relationship with the customer asserting the claim. As part of this process and the Service Recovery Plan, UPRR has offered to waive shippers' contract obligations for the duration of the congestion crisis on a case-by-case basis, wherever routing traffic over other railroads or other modes would assist the shipper and not worsen the congestion on UPRR.

UPRR experienced a number of serious accidents in July and August 1997, although most overall safety measures continue to improve. In August and September 1997, the Federal Railroad Administration ("FRA") conducted an in-depth inquiry into UPRR's safety practices and made a number of recommendations for improvements. Such recommendations include creating a joint committee of Railroad management, labor and the FRA to review and monitor all aspects of safety, adding an executive position for safety reporting directly to the President, creating a safety hotline (direct to the Railroad's President), re-evaluating all existing training programs and increasing the monitoring of train crew performance, crew fatigue and crew scheduling. All such recommendations have been implemented. The FRA has indicated that it may take enforcement actions against UPRR.

During the last week of October, 1997, the Railroad experienced two additional train collisions in Texas, which resulted in non-fatal injuries to train crew employees. As a result of these incidents, the FRA sent additional inspectors

<PAGE 24>

to Texas and other states to monitor the Railroad's operations. UPRR also agreed voluntarily to introduce a guaranteed time-off program for 3,500 train and engine employees which would ensure that every such employee has two consecutive calendar days off after working 14 consecutive calendar days. This program is pending approval by the joint management, labor and FRA committee formed to examine and adopt safety initiatives. Once adopted, this program is expected to be expanded to the rest of UPRR's system by mid-December.


Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
    --------
        11  -  Computation of earnings per share.

        12  -  Computation of ratio of earnings to fixed charges.

        27  -  Financial data schedule.


(b) Reports on Form 8-K
    -------------------
    Current report filed on October 10, 1997 describing the Railroad's congestion, safety issues and the Service Recovery Plan.

<PAGE 25>

SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 14, 1997
                               UNION PACIFIC CORPORATION
                               (Registrant)



                               /s/ Joseph E. O'Connor, Jr.
                               ------------------------------
                               Joseph E. O'Connor, Jr.
                               Vice President and Controller
                               (principal accounting officer
                                and duly authorized officer)

<EXHIBIT INDEX>

                          UNION PACIFIC CORPORATION

                                EXHIBIT INDEX



Exhibit No.                     Description
-----------                     -----------

 11                Computation of earnings per share

 12                Computation of ratio of earnings to
                   fixed charges

 27                Financial data schedule