Form 10-K
period 1997-12-31
UNION PACIFIC CORP
filed 1998-03-18
CIK 100885

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                     ----------------------------------

                                   FORM 10-K

    (Mark One)

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [X]             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                         For the fiscal year ended December 31, 1997

                                     OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [ ]             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the transition period from _________ to _________

                         Commission file number 1-6075

                           UNION PACIFIC CORPORATION
             (Exact name of registrant as specified in its charter)

          Utah                                                 13-2626465
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

        1717 MAIN STREET
          SUITE 5900                                            75201-4605
          DALLAS, TX                                            (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code            (214) 743-5600

                     -----------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
          Title of each class                             which registered
----------------------------------------           -----------------------------
Common Stock (Par Value $2.50 per share)           New York Stock Exchange, Inc.

-----------------------------------

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_____].

                     -----------------------------------

       As of February 28, 1998 the aggregate market value of the registrant's Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was approximately $12,644,079,279.

       The number of shares outstanding of the registrant's Common Stock as of February 28, 1998 was 247,292,769.

       Portions of the following documents are incorporated by reference into this Report: (1) registrant's Annual Report to Stockholders for the year ended December 31, 1997 (Parts I, II and IV); and (2) registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 17, 1998 (Part III).

                                     PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES

DISCUSSION OF SIGNIFICANT EVENTS AND OPERATIONS

        Union Pacific Corporation (UPC or the Corporation), incorporated in Utah in 1969, operates through subsidiaries primarily in the areas of rail transportation and trucking. The Corporation's rail transportation operations principally consist of Union Pacific Railroad Company (UPRR or the Railroad) (including Missouri Pacific Railroad Company (MPRR), which was merged with UPRR on January 1, 1997, the Denver and Rio Grande Railroad Company (DRGW) and SPCSL Corp. (SPCSL), which were merged into UPRR on June 30, 1997, St. Louis Southwestern Railway Company (SSW), which was merged into UPRR on September 30, 1997, and Southern Pacific Transportation Company (SPT), which was merged with UPRR on February 1, 1998). SPT, DRGW, SPCSL and SSW were the principal rail subsidiaries of Southern Pacific Rail Corporation (Southern Pacific or SP), the acquisition of which was completed in September 1996. The Corporation's trucking operations principally consist of Overnite Transportation Company (Overnite).

        Over the past three years, UPC completed several strategic transactions that refocused the Corporation's business objectives on its core transportation operation, including the Southern Pacific acquisition (see "Corporate Reorganization" below). In addition, during the latter part of the year, the Railroad experienced unexpected traffic congestion and service problems throughout the system (see "1997 Congestion and Service Issues" below).

CORPORATE REORGANIZATION

        CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY (CNW) - In April 1995, UPC acquired the remaining 71.6% of CNW's outstanding common stock not previously owned by UPC for $1.2 billion. The acquisition of CNW was accounted for as a purchase, and CNW's financial results were consolidated with UPC, beginning in May 1995.

        NATURAL RESOURCES DIVESTITURE - In July 1995, UPC's Board of Directors approved a formal plan to dispose of its oil, gas and mining business through an initial public offering (IPO) of 17% of the common stock of Union Pacific Resources Group Inc. (Resources), followed by a distribution of UPC's remaining interest in Resources to the Corporation's stockholders on a tax-free, pro-rata basis (the Spin-Off). In October 1995, Resources completed the IPO, and, after UPC's receipt of a favorable Internal Revenue Service ruling as to the tax-free nature of the Spin-Off, UPC completed its divestiture of Resources in October 1996.

         SOUTHERN PACIFIC ACQUISITION - In September 1995, UPC acquired 25% of Southern Pacific, and, in September 1996, it acquired the remaining 75% after receipt of a favorable decision from the Surface Transportation Board of the U.S. Department of Transportation (STB) regarding the Corporation's acquisition of SP. The aggregate Southern Pacific purchase price was $4.1 billion (comprised of $2.5 billion in UPC common stock and $1.6 billion in cash). The acquisition of Southern Pacific was accounted for as a purchase, and Southern Pacific's results were fully consolidated with the Corporation's results beginning in October 1996.

        MEXICAN RAILWAY CONCESSION - During 1997, UPRR and a consortium of partners were granted a 50-year concession for the Pacific-North and Chihuahua Pacific rail lines in Mexico and a 25% stake in the Mexico City Terminal Company at an aggregate price of $525 million. The Railroad holds a 13% ownership share in the consortium and has accounted for its interest by the equity method. The consortium assumed operational control of both lines in February 1998.

INTEGRATION OF SOUTHERN PACIFIC

        The Corporation expects to complete the full integration of the operations of UPRR and the Southern Pacific rail subsidiaries during 1999. The Corporation believes that the full implementation of the merger will result in shorter routes, faster transit times, better on-time performance, expanded single-line service and more efficient traffic flow. Some of the key on-going elements of integration are (i) the institution of directional running on parallel tracks in certain corridors to improve average train velocity and allow more traffic to be handled efficiently, (ii) the negotiation and implementation of "hub-and-spoke" labor agreements to allow more efficient use of train crews,
(iii) the integration of the computer systems of both companies to improve overall operations and service and (iv) merger-related capital spending to expand capacity and improve service, now estimated to approximate $400 million.

1997 CONGESTION AND SERVICE ISSUES

        CONGESTION - In the third quarter of 1997, congestion in and around Houston and the coastal areas of Texas and Louisiana (the Gulf Coast region) began to have a material adverse effect on UPRR's operations and earnings. System congestion started in the Gulf Coast region and spread throughout the system as UPRR shifted resources to help mitigate the need for locomotives due to slower average train velocity. The congestion was brought on by, among other things, crew shortages and restricted track access caused by necessary track maintenance on former Southern Pacific lines, increased demand, washouts due to severe weather, derailments and congestion at Texas/Mexico gateways. Traffic slowed further as railyards in the Gulf Coast region filled, slowing access into and out of the yards and forcing trains to be held on sidings.

        SERVICE RECOVERY PLAN - To restore service to acceptable levels, UPRR announced on October 1, 1997, that it was implementing a Service Recovery Plan (the Plan). The Plan focuses on reducing the number of cars on the system and restoring system velocity, which, in turn, results in more reliable service to customers. Key elements of the Plan include:

        o Power: Bringing more locomotives into the Gulf Coast region through acquisitions, leasing from other railroads and moving locomotives from selected areas of the UPRR system;

        o People: Engaging in an extensive hiring program, allocating additional managers and operating personnel and revising operating plans to relieve congested terminals and remove trains from congested lines; and

        o Cooperation: Working with customers and other railroads to curtail additional congestion and to provide alternative transportation.

        RECENT ACTIONS UNDER THE PLAN - Implementation of the Plan has resulted in improvement in the overall operation of the Railroad and has generally eliminated congestion problems outside the Gulf Coast region (although weather problems have caused intermittent periods of congestion, primarily in the Midwest). However, significant congestion has continued in the Gulf Coast region, which has been aggravated recently by several severe storms and congestion caused by operational problems on Mexican railroad lines south of Laredo, Texas. UPRR has implemented (i) Transportation Control System (TCS) in the southeast portion of UPRR's system, which includes the Gulf Coast region, where the cutover to TCS occurred on December 1, 1997, (ii) directional running from Dexter Junction, Missouri on the north, across Arkansas, western Louisiana and eastern Texas to the Houston and San Antonio areas on the south, beginning on February 1, 1998 and (iii) the "hub-and-spoke" labor agreements in Texas and Arkansas. Although the Corporation believes that the full implementation of these changes is essential to achieving significant long-term benefits, their implementation also contributed to the persistence of congestion in the affected Gulf Coast region during late 1997 and early 1998.

        In order to address the congestion problem and to realize the benefits to UPRR and its customers of the merger implementation steps outlined above, UPRR has recently initiated certain actions under the Plan:

        o Power: Arranging for the deployment of approximately 200 locomotives in the Gulf Coast region through selective redeployment and short-term leases and loans from other railroads to reduce congestion in yards and remove trains from sidings.

        o People: Continuing its hiring program and redeploying personnel to (i) improve management of certain major terminals, (ii) update TCS information in congested areas to improve operational reliability and (iii) identify empty cars and expedite them to shipper facilities for loading to reduce the number of cars in yards and on sidings.

        o Cooperation: Working with UPRR's connecting railroads to expedite the interchange of traffic and entering into arrangements with competitors to share tracks and coordinate dispatching. For example, the recent agreement between UPRR and The Burlington Northern and Sante Fe Railway Company ("BNSF"), which, among other things, grants certain trackage rights to UPRR in the Houston area and provides for joint dispatching of various lines in the Houston area and between Houston and New Orleans.

        UPRR believes that the steps it is taking to continue the integration of Southern Pacific and to implement the Plan will alleviate the congestion and service issues affecting UPRR and that substantial operational improvement will begin to occur in the near term. UPRR is also prepared to take additional action, including transferring business to other carriers and arranging a temporary pause in shipments with selected customers to allow UPRR to clear the system, if such actions become necessary. However, UPRR does not believe that such actions are necessary at this time.

        In conjunction with the Plan, UPRR is engaged in a comprehensive examination of its long-term capital spending program in the areas affected by congestion. The study focuses on further upgrading UPRR's operations infrastructure in order to keep pace with business growth primarily driven by current and anticipated chemical plant expansion along the Gulf Coast as well as intermodal, automotive, industrial products, grain and Mexico business. The scope of the examination includes all terminal operations, yards, industrial complexes, joint operations, connecting routes and Mexican gateways in the El Paso-New Orleans corridor. UPRR currently plans to spend more than $570 million on capital projects in Texas and Louisiana in

1998 and 1999. Management remains committed to capital spending to continue capacity expansion on its main lines and in its yards, upgrade and augment equipment to meet customer needs and develop and implement new technology.

        FINANCIAL IMPACT OF CONGESTION - The cost of the congestion-related problems in 1997 was approximately $450 million, after tax, which reflected the combined effects of lost business, higher costs associated with system congestion, and costs associated with implementation of the Plan, alternate transportation and customer claims. Although progress has been made in improving service, the Railroad expects these problems to have an adverse impact on 1998 results, and on February 26, 1998, the Corporation announced that the problems would likely result in a loss during the first quarter of 1998. In addition, as a result of recent operating losses at UPRR and in order to fund its capital program, the Corporation has incurred substantial incremental debt since December 31, 1997, and the Corporation expects to incur significant additional debt during the remainder of 1998. The timing of the Corporation's return to profitability will be determined by how rapidly it is able to eliminate congestion in the Gulf Coast region and return to normal operations.

CONTINUING OPERATIONS

        RAIL TRANSPORTATION - The Railroad is the largest railroad in the United States (measured in both track miles and freight revenue), operating nearly 35,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and cooperates with other carriers in the handling of freight to and from the Atlantic seaboard, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders(primarily through interline connections). The Corporation completed the integration of CNW in 1996 and expects to complete the integration of the operations of Southern Pacific during 1999. Major categories of freight hauled by the Railroad are agricultural products, automotive, chemicals, energy (primarily coal), industrial products and intermodal. In 1997, energy was the largest commodity hauled, representing 36.1% of the Railroad's revenue ton-miles and 19.7% of the Railroad's commodity revenue. Percentages of revenue ton-miles and commodity revenue for other commodities hauled by the Railroad are presented on page 49 of the 1997 Annual Report to Stockholders (Annual Report) and are incorporated herein by reference.

        In its rail transportation business, the Railroad is subject to price and service competition from other railroads, motor carriers and barge operators. The vast majority of the Railroad's freight is hauled in corridors served by competing railroads and motor carriers. Motor carrier competition has been strengthened by longer combination vehicles that are allowed in a number of states in which the Railroad operates. Because of the Railroad's proximity to major inland and Gulf Coast waterways, barge competition can be particularly pronounced for grain and bulk commodities in certain markets.

        Approximately 90% of the Railroad's 52,000 employees are represented by rail unions. Under the conditions imposed by the STB in connection with the Southern Pacific acquisition, labor agreements between the Railroad and the unions must be negotiated before the UPRR and Southern Pacific rail systems can be fully integrated. The Corporation has reached agreement with a number of unions and expects the remaining agreements to be finalized in 1998.

        A separate Annual Report on Form 10-K for the year ended December 31, 1997, will be filed by UPRR and will contain additional information concerning that company.

        TRUCKING - The Corporation's other major line of business is truck transportation. Overnite, a major interstate trucking company specializing in less-than-truckload (LTL) shipments, serves all 50 states and portions of Canada and Mexico through 164 service centers located throughout the United States. Overnite transports a variety of products, including machinery, tobacco, textiles, plastics, electronics and paper products. Overnite experiences intense service and price competition from both regional and national motor carriers.

        As one of the nation's largest LTL trucking companies, Overnite is periodically targeted by major labor organization efforts instituted by the International Brotherhood of Teamsters (Teamsters) at many of its service centers. Since year-end 1994, 59 of Overnite's 164 service centers have received petitions for union elections. Where elections have been held, 35 Overnite service centers voted against representation. The employees of three service centers that previously voted for union representation filed petitions with the National Labor Relations Board (NLRB) to decertify the Teamsters as their union bargaining representative. Nineteen service centers, representing approximately 12% of Overnite's nationwide workforce, voted for union representation, and the Teamsters have been certified as the bargaining representative for such employees without challenge by Overnite. Five other service centers, representing another 5% of Overnite's nationwide workforce, either voted for union representation or it is unclear how such employees have voted, and such elections are currently being challenged by Overnite before the NLRB or the Federal courts. Overnite has begun negotiations with the Teamsters at the service centers where the Teamsters have been certified as the bargaining representative.

        During 1997 and 1996, Overnite continued to benefit from several initiatives implemented in 1996 which were aimed at better matching its operations to the current trucking industry environment. These actions included workforce reductions, service center consolidations, centralization of the linehaul management process and pricing initiatives targeting Overnite's lowest margin customers.

DIVESTITURES

        SKYWAY - In January 1998, the Corporation announced its intention to sell its investment in Skyway Freight Systems, Inc., a wholly-owned subsidiary engaged in contract logistics and supply chain management by the end of the year. In connection with the planned sale, the Corporation recognized a $40 million after tax loss in the fourth quarter of 1997.

OTHER INFORMATION

        Additional information for UPC's principal businesses is presented on pages 4 through 17, 37, 38, 49 and 50 of the Annual Report and such information (excluding photographs on pages 4 through 17, none of which supplements the text and which are not otherwise required to be disclosed herein) is incorporated herein by reference. Information on the UP-SP merger on page 4 and 5 of the Annual Report, as well as information on business segments on page 31 and a map of the Corporation's operations on pages 52 and 53 of the Annual Report are also incorporated herein by reference.

GOVERNMENTAL REGULATION

        Union Pacific's operations are currently subject to a variety of Federal, state and local regulation. The most significant areas of regulation are described below. See also "Item 3. Legal Proceedings".

        The operations of the Railroad and Overnite are subject to the regulatory jurisdiction of the STB, other Federal agencies and various state agencies. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension or abandonment of rail lines; and acquisition of control of rail and motor carriers by rail common carriers. Other Federal agencies have jurisdiction over safety, movement of hazardous materials, movement and disposal of hazardous waste and equipment standards. Various state and local agencies have jurisdiction over disposal of hazardous wastes and seek to regulate movement of hazardous materials.

ENVIRONMENTAL REGULATION

        Subsidiaries of UPC are subject to various environmental statutes and regulations, including the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), and the Clean Air Act (CAA).

        RCRA applies to hazardous waste generators and transporters, as well as to persons engaged in treatment and disposal of hazardous waste, and specifies standards for storage areas, treatment units and land disposal units. All generators of hazardous waste are required to label shipments in accordance with detailed regulations and to prepare a detailed manifest identifying the material and stating its destination before waste can be released for offsite transport. The transporter must deliver the hazardous waste in accordance with the manifest and only to a treatment, storage or disposal facility qualified for RCRA interim status or having a final RCRA permit.

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

        The operations of the Corporation's subsidiaries are subject to the requirements of the CAA. The 1990 amendments to the CAA include a provision under Title V requiring that certain facilities obtain operating permits. EPA regulations require all states to develop Federally-approvable permit programs. Affected facilities must submit air operating permit applications to the respective states within one year of the EPA's approval of the state programs. Certain UPC railroad facilities may be required to obtain such permits. In addition, in December 1997, the EPA issued final regulations which require that most locomotives purchased or remanufactured after 1999 or 2000 meet certain stringent emissions criteria. While the cost of meeting these requirements may be significant, expenditures are not expected to have a material adverse affect on the Corporation's financial condition or results of operations.

        The operations of UPC's subsidiaries are also subject to other laws protecting the environment, including permit requirements for wastewater discharges pursuant to the National Pollutant Discharge Elimination System and storm-water runoff regulations under the Federal Water Pollution Control Act.

CAUTIONARY INFORMATION

        Certain information included in this report contains, and other materials filed or to be filed by the Corporation with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward- looking information may include, without limitation, statements that the Corporation does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations, claims or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections or predictions as to the Corporation's financial or operational results. Such forward-looking information is or will be based on information available at that time and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, whether the Railroad is fully successful in overcoming its congestion-related problems and implementing the Plan and other financial and operational initiatives, industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions, fuel prices, labor strikes, the impact of year 2000 systems problems, and the ultimate outcome of shipper claims related to congestion, environmental investigations or proceedings and other types of claims and litigation.

ITEM 3.   LEGAL PROCEEDINGS

SOUTHERN PACIFIC ACQUISITION

As previously reported, various appeals have been filed with respect to the STB's August 12, 1996 decision (the "Decision") approving the acquisition of control of Southern Pacific by the Corporation. All of the appeals have been consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. On April 23, 1997, the City of Wichita and Sedgwick County, Kansas, moved to withdraw their petition for review, and the Court granted their motion on April 30, 1997. On August 11, 1997, the Court established a briefing schedule under which briefs for petitioners and supporting intervenors were due on October 10, 1997; the brief for respondents was due December 9, 1997; briefs for intervenors supporting respondents were due December 30, 1997; and reply briefs were due January 20, 1998. On August 18, 1997, Geneva Steel Company moved to withdraw its petitions for review, and the Court granted its motion on September 8, 1997. On October 3, 1997, the Corporation and its affiliates moved to dismiss their petitions for review and the Court granted their motion on October 7, 1997. On October 6, 1997, Kansas City Southern Railway Company ("KCS") moved to dismiss its petitions for review; on October 7, 1997, Texas Mexican Railway Company ("Tex Mex") moved to dismiss its petition for review; and on October 10, 1997, the United Transportation Union-General Committee of Adjustment (GO 401) moved to dismiss its petition for review. The Court granted these motions on October 22, 1997. The Corporation believes that it is unlikely that the disposition of the remaining appeals will have a material impact on its results of operations.

        On May 7, 1997, the STB served a decision commencing the first annual proceeding to implement the oversight condition it had imposed in the Decision. The Corporation and its affiliates, and the Burlington Northern and Santa Fe Railway Company ("BNSF"), filed reports required by the STB on July 1, 1997. BNSF and other parties filed comments on August 1, 1997. The Corporation and its affiliates, and others, filed replies on August 20, 1997. On October 27, 1997, the STB served a decision containing its findings and recommendations based on the record compiled in the first oversight proceeding. The STB concluded that the merger, as conditioned, had thus far not caused any substantial competitive harm, and it rejected various requested adjustments to the merger conditions. The STB ordered the Corporation and BNSF to continue to report quarterly on merger implementation, and to provide a comprehensive summary presentation in the progress reports due on July 1, 1998. The STB order requires interested parties to file comments concerning the next annual oversight proceeding on August 14, 1998, and replies are due September 1, 1998 (See also Rail Service Proceedings below).

SHIPPER CLAIMS

        Certain customers have submitted claims or stated their intention to submit claims to UPRR for damages related to the delay of shipments as a result of congestion problems (described above under "Item 1. Business and Item 2. Properties - Discussion of Significant Events and Operations - 1997 Congestion and Service Issues), and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by UPRR. The Corporation does not believe that such claims will have a material adverse effect on its consolidated financial condition or operating results.

RAIL SERVICE PROCEEDINGS

        On October 2, 1997, the STB initiated a proceeding to investigate rail service problems in the western United States. On October 31, 1997, the STB issued an emergency service order that, among other things, (i) allows Texas Mexican Railway Company ("Tex Mex") and, following a subsequent expansion of the order, BNSF to divert some traffic from UPRR in order to reduce congestion on UPRR's lines in Houston, Texas, (ii) directs UPRR to suspend rail transportation service contract obligations of certain shippers at Houston that wish to route shipments over the Tex Mex system instead of UPRR during the period of the service order and (iii) requires UPRR to report to the STB weekly regarding service statistics. The emergency order was extended and expanded in certain respects on December 4, 1997 and again on February 25, 1998, when the STB, citing the gravity of UPRR's congestion problems and characterizing them as "not yet close to being resolved", extended the duration of the emergency service order until August 2, 1998, the maximum period allowable under law for the original order, and ordered UPRR to augment its reporting on service issues and proposed infrastructure improvements for the Houston, Texas area.

        In the rail service proceedings, the STB rejected proposals by various parties for additional emergency measures. For example, the Railroad Commission of Texas (the "RTC") submitted proposals to the STB under which UPRR would be required, among other things, to transfer certain lines in the Gulf Coast region to Tex Mex or a Houston terminal railroad. On February 17, 1998, the STB served an order declining to reconsider its denial of the RTC's proposals. Tex Mex and KCS have filed a petition for similar relief in the UP/SP merger oversight proceeding, and the Corporation and UPRR have opposed that petition as being unsupported by any evidence and without merit.

        KCS and Tex Mex have also filed petitions with the STB challenging actions taken by UPRR and BNSF to rationalize the operations of the Houston Belt & Terminal Railway Company ("HBT"), of which UPRR and BNSF each owns 50%. UPRR, BNSF and HBT have opposed those petitions.

        If continued implementation of financial and operational initiatives undertaken by the Corporation ultimately proves unsuccessful in alleviating the congestion and related service problems experienced by UPRR, certain parties may request the STB to order UPRR to take additional actions including, among other things, further diversions of traffic or the transfer of certain UPRR rail lines or other facilities to other railroads. While the Corporation believes that it is unlikely, there can be no assurance that one or more of such proposals, or proposals seeking similar relief might not be approved in some form, particularly if UPRR is not successful in resolving its congestion problems in the Gulf Coast region within a reasonable period. In addition, if the congestion problems persist the STB may institute a new proceeding at the end of the current one in light of developments concerning UPRR's operations in 1998.

BOTTLENECK PROCEEDINGS

        As previously reported, on August 27, 1996, the STB initiated a proceeding asking for arguments and evidence on the issue of whether it should modify its existing regulations regarding the prescription of, and challenge to, rates for rail service involving a segment that it served by only one railroad between an interchange point and an exclusively-served shipper facility (i.e., a bottleneck segment). The STB proceeding also referred to pending motions to dismiss three individual complaint proceedings filed by shippers challenging a class rate charged for the movement of coal, two of which named UPRR and SPT as a party thereto. Neither complaint proceeding individually involved a significant exposure for reparations. However, if existing regulation of bottleneck movements were changed, future revenue from such movements, including those covered by the complaint proceedings, could be substantially reduced. On December 31, 1996, the STB served a decision which generally reaffirmed earlier rulings regarding a rail carrier's obligation to provide rates for bottleneck segments and assured the right of rail carriers to differentially price traffic. It also dismissed the two complaint proceedings in which UPRR and SPT were defendants. On April 30, 1997, the STB served a decision generally declining to reconsider its December 31, 1996 decision, but clarifying that in certain circumstances a "bottleneck" destination carrier that does not serve the origin for a traffic movement may be required to provide a separately-challengeable common carrier rate for the "bottleneck" portion of the movement. The STB decisions are pending on appeal before the Eighth Circuit Court of Appeals.

RAIL ACCESS AND COMPETITION

        By order served February 20, 1998, the STB indicated that, in response to a Congressional request, it was commencing a review of rail access and competition issues and would hold a hearing in April 1998 concerning those issues. In previous proceedings, the STB and its predecessor, the Interstate Commerce Commission, have rejected various proposals for "open access" or changes in the regulation of rates and routes allegedly aimed at increasing rail competition, concluding that such proposals are outside the statutory authority of the agency. The railroads have presented evidence in those proceedings that such measures would in fact diminish competition, and would seriously harm the industry's ability to sustain necessary investments and earn an adequate return. UPRR does not believe the STB is likely to change its previous interpretations of present law. However, should Congress adopt "open access" measures such as universal trackage rights to allow multiple railroads to serve shipper facilities that are presently served by one railroad or purportedly competition-enhancing changes in rate and route regulation, the adverse effect on UPRR and other railroads could be material.

FEDERAL RAILROAD ADMINISTRATION REVIEW

        UPRR suffered a number of severe accidents in 1997, although most safety measures for the year improved significantly, with reportable injuries, lost work days and grade crossing accidents all declining in excess of 20%. As a result of these accidents in 1997, the Federal Railroad Administration ("FRA") reviewed UPRR's operations and concluded that safety problems at UPRR were the result of, among other things, a loss of focus on safety, personnel shortages and crew management problems. The FRA made several recommendations, including creating a joint committee comprised of UPRR management, labor and the FRA to review and monitor all aspects of safety, adding an executive position for safety reporting directly to the UPRR President, creating a safety hotline, re-evaluating all existing training programs, and increasing the monitoring of train crew performance, crew fatigue and crew scheduling. All such FRA proposals have been implemented by UPRR. UPRR has also implemented a guaranteed time-off program for train and engine employees. On February 25, 1998, the FRA released a report stating that it was encouraged by UPRR's initial progress but requiring UPRR to submit written safety action plans and indicating that it would continue to monitor UPRR's operations through site-specific inspections. The FRA has announced its intention to impose fines totaling $131,000 as a result of its review.

SHAREHOLDER LITIGATION

        The Corporation and certain of its officers and directors are currently defendants in two purported class action securities lawsuits, and certain current and former directors of the Corporation are currently defendants in a purported derivative action filed on behalf of the Corporation. The class action suits allege, among other things, that management failed to disclose properly UPRR's service and safety problems and thereby issued materially false and misleading statements concerning the merger with Southern Pacific and the safe, efficient operation of UPRR's rail network. The derivative action alleges, among other things, that the named current and former directors breached their fiduciary duties to the Corporation by approving the mergers of Southern Pacific and CNW into the Corporation without ensuring that the Corporation or UPRR had adequate systems in place to integrate effectively those companies into the operations of the Corporation and UPRR. These lawsuits were filed in late 1997 in the Federal District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. The Corporation believes that these claims are without merit and intends to defend them vigorously.

LABOR MATTERS

        The General Counsel of the National Labor Relations Board ("NLRB") is seeking a bargaining order remedy in 15 cases involving Overnite where a Teamsters local union lost a representation election. These cases are pending before an NLRB administrative law judge. A bargaining order remedy would require Overnite to recognize and bargain with the union as if the union had won instead of lost the election and would be warranted only if the following findings are made: (1) the petitioning Teamsters local had obtained valid authorization cards from a majority of the employees in an appropriate unit; (2) Overnite committed serious unfair labor practices; and (3) those unfair labor practices would preclude the holding of a fair election despite the application of less drastic remedies. Under NLRB case law, a bargaining order remedy would attach retrospectively to the date when, after a union with a showing of majority support demanded recognition, Overnite embarked on an unlawful course of conduct. In the event of such a retroactive effective bargaining order, Overnite would face back pay liability for losses in employee earnings due to unilateral changes in terms or conditions of employment, such as layoffs, reduced hours of work or less remunerative work assignments. Overnite believes it has substantial defenses to these cases and intends to aggressively defend them.

ENVIRONMENTAL MATTERS

        The Environmental Protection Agency ("EPA") has brought a civil action against certain subsidiaries of Southern Pacific which have been merged into UPRR, in the U.S. District Court for the District of Colorado alleging violation of the Clean Water Act and the Oil Pollution Act. The complaint identifies seven incidents involving the alleged release of hazardous substances into the waters of the United States and seeks civil penalties of $25,000 per day and unspecified injunctive relief to prevent future violations. The incidents are all related to derailments dating back to 1992 and include six incidents in which the alleged releases were from ruptured locomotive fuel tanks and one incident in 1996 involving an alleged release of sulfuric acid near the Tennessee Pass.

        In July 1995, the Butte County (Oroville, California) District Attorney advised that a civil penalty action would be filed against UPRR for violations resulting from a derailment and spill of diesel fuel into the Feather River in Peo, California on April 14, 1995. In late July, the California Regional Water Quality Control Board also filed a separate penalty action seeking $40,000 for the same incident. This latter action was settled for $40,000. In 1996, the District Attorney and California Department of Fish and Game asserted claims for natural resource damages and penalties which could exceed $100,000.

        The Corporation and its affiliates have received notices from the EPA and state environmental agencies alleging that they are or may be liable under certain Federal or state environmental laws for remediation costs at various sites throughout the United States, including sites which are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. Nevertheless, at many of the superfund sites, the Corporation believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of the Corporation's exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated. Additional information on the Corporation's potential environmental costs is set forth under Note 12 to the Corporation's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                    EXECUTIVE OFFICERS OF THE REGISTRANT AND
                  PRINCIPAL EXECUTIVE OFFICERS OF SUBSIDIARIES

                                                                                                  BUSINESS
                                                                                                  EXPERIENCE
                                                                                                  DURING PAST
         NAME                                   POSITION                               AGE        FIVE YEARS
         ----                                   --------                               ---        -----------

Richard K. Davidson .......                Chairman, President and                      56           (1)
                                            Chief Executive Officer of
                                            UPC and Chairman and Chief
                                            Executive Officer of the
                                            Railroad

L. White Matthews, III ....                Executive Vice President -                   52         Current
                                            Finance                                                Position

L. Merill Bryan, Jr. ......                Senior Vice President,                       54           (2)
                                            Information Technologies

Barbara W. Schaefer .......                Senior Vice President,                       44           (3)
                                            Human Resources

Carl W. von Bernuth .......                Senior Vice President,                       54         Current
                                            General Counsel and Corporate                          Position
                                            Secretary

Charles R. Eisele .........                Vice President - Strategic                   48           (4)
                                            Planning

John B. Gremillion, Jr. ...                Vice President - Taxes                       51         Current
                                                                                                   Position

Robert M. Knight, Jr. .....                Vice President - Quality and                 40           (5)
                                            Administration

Mary E. McAuliffe .........                Vice President - External                    52         Current
                                            Relations                                              Position

Joseph E. O'Connor, Jr. ...                Vice President and Controller                41           (6)

Gary F. Schuster ..........                Vice President - Corporate                   56         Current
                                            Relations                                              Position

Gary M. Stuart ............                Vice President and Treasurer                 58         Current
                                                                                                   Position

Jerry R. Davis.............                President and Chief Operating                60           (7)
                                            Officer of the Railroad

R. Bradley King ...........                Executive Vice President -                   50           (8)
                                            Operations of the Railroad


John J. Koraleski .........                Executive Vice President -                   48            (9)
                                            Finance of the Railroad

James A. Shattuck .........                Executive Vice President -                   58           (10)
                                            Marketing and Sales of the
                                            Railroad

Dennis J. Duffy ...........                Senior Vice President -                      47           (11)
                                            Safety Assurance and Compliance
                                            Process of the Railroad

Leo H. Suggs...............                Chairman and Chief Executive                 59           (12)
                                            Officer of Overnite


---------------------------

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

(2) Mr. Bryan was elected to his current position effective May 1997 and continues to serve as President and Chief Executive Officer of Union Pacific Technologies, Inc.

(3) Ms. Schaefer was elected to her current position effective April 1997. From April 1994 to April 1997, she was Vice President - Human Resources of the Railroad. Prior thereto, she was Director of Compensation and Human Resources Information Systems of UPC.

(4) Mr. Eisele was elected to his current position effective September 1997. He was Vice President - Purchasing for the Railroad from April 1994 to September 1997. Prior thereto, he was Vice President - Human Resources for the Railroad.

(5) Mr. Knight was elected to his current position effective April 1997. From August 1995 to April 1997 he was Director of Compensation and Human Resources Information Systems of UPC. From March 1994 to August 1995 he was Assistant Treasurer - Banking and Cash Management of UPC. Prior thereto, he was Executive Assistant to Vice President - Finance of the Railroad.

(6) Mr. O'Connor was elected to his current position effective October 1996. He was Director - Strategic Planning of UPC from November 1995 to October 1996 and Director - Planning of UPC from April 1994 to November 1995. Prior thereto, he was Manager - Planning of UPC.

(7) Mr. Davis was elected to his current position in November 1996. From September 1996 to November 1996, he served as President - SP Rail Operations. From February 1995 to September 1996, he served as President and Chief Executive Officer of Southern Pacific Rail Corporation. From January 1992 to February 1995, Mr. Davis served as Executive Vice President and Chief Operating Officer of CSX Transportation, Inc.(CSXT).

(8) Mr. King was elected to his current position effective October 1997. He was Vice President - Transportation of the Railroad from November 1995 to October 1997. From July 1993 to November 1995, he was Vice President - Risk Management of the Railroad. Prior thereto, he was Senior Assistant Vice President - Train Management of the Railroad.

(9) Mr. Koraleski was elected to his current position effective September 1997. From May 1996 to September 1997, he was Executive Vice President - Finance and Administration of the Railroad. Prior thereto, he was Executive Vice President - Finance and Information Technologies of the Railroad.

(10) Mr. Shattuck was elected to his current position effective May 1993. From January 1993 to May 1993 he was Senior Vice President - Marketing of the Railroad. Prior thereto, he was Senior Vice President - Marketing and Sales of the Railroad.

(11) Mr. Duffy was elected to his current position effective October 1997. He was Senior Vice President - Customer Service and Planning of the Railroad from November 1995 to October 1997. From May 1995 to November 1995 he was Vice President - Quality and Network Planning of the Railroad. He was Vice President - Quality of the Railroad from January 1995 to May 1995. Prior thereto, he was Assistant Vice President - Quality of the Railroad.

(12) Mr. Suggs was elected to his current position in April 1996. From January 1993 to April 1996, he was President and Chief Executive Officer of Preston Trucking Company, Inc. Prior thereto, Mr. Suggs served as Senior Vice President of Corporate Development of Yellow Corporation.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                   MATTERS

              Information as to the markets in which UPC's Common Stock is traded, the quarterly high and low prices for such stock, the dividends declared with respect to the Common Stock during the last two years, and the approximate number of stockholders of record at January 31, 1998 is set forth under Selected Quarterly Data and Stockholders and Dividends on page 49 of the Annual Report. Information as to restrictions on the payment of dividends with respect to the Corporation's Common Stock is set forth in Note 7 to Financial Statements on pages 43 of the Annual Report. Such information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

              Selected Financial Data for the Corporation for each of the last 10 years is set forth under the Ten-Year Financial Summary on page 51 of the Annual Report. All such information is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

              Information as to UPC's results of operations, cash flows, liquidity and capital resources, and other matters is set forth in the Financial Review on pages 18 through 29 of the Annual Report, and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The Corporation's consolidated financial statements, accounting policy disclosures, Notes to Financial Statements, business segment information and Independent Auditors' Report are presented on pages 30 through 48 of the Annual Report. Selected quarterly financial data are set forth under Selected Quarterly Data on page 49 of the Annual Report. All such information is incorporated herein by reference.

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


ITEM 11.   EXECUTIVE COMPENSATION

       Information concerning remuneration received by UPC's executive officers and directors is presented in the Compensation of Directors, Compensation Committee Interlocks and Insider Participation, Report on Executive Compensation, Summary Compensation Table, Option/SAR Grants Table, Option/SAR Exercises and Year-End Value Table, Defined Benefit Plans and Five-Year Performance Comparison segments of the Proxy Statement and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information as to the number of shares of UPC's equity securities beneficially owned as of February 6, 1998 by each of its directors and nominees for director, its five most highly compensated executive officers and its directors and executive officers as a group is set forth in the Directors and Security Ownership of Management segments of the Proxy Statement and is incorporated herein by reference.

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

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)   (1) and (2) Financial Statements and Schedules


          The financial statements, accounting policy disclosures, Notes to Financial Statements and Independent Auditors' Report on pages 30 through 48, inclusive, of the Annual Report are incorporated herein by reference.

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

           10(k) The Supplemental Pension Plan for Officers and Managers of UPC and Affiliates, as amended and restated, is incorporated herein by reference to
                          Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

           10(l) Employment Agreement, dated as of February 20, 1995, between SP and Jerry R. Davis, is incorporated by reference to Exhibit 10.12 to SP's Annual Report on Form 10-K for the year ended December 31, 1994.

           10(m) Letter Agreement, dated August 30, 1996, between UPC and Jerry R. Davis, is incorporated by reference to
                          Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

           10(n) The 1988 Stock Option and Restricted Stock Plan of UPC, as amended as of February 1, 1992, is incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991.

           10(o) The 1992 Restricted Stock Plan for Non-Employee Directors of UPC, as amended as of January 28, 1993, is incorporated herein by reference to Exhibit 10(a) to the Corporation's Current Report on Form 8-K filed March 16, 1993.

           10(p) The 1993 Stock Option and Retention Stock Plan of UPC, as amended November 20, 1997.

           10(q) Amendments to the 1988 Stock Option and Retention Stock Plan, adopted April 24, 1997, are incorporated herein by reference to Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

           10(r) The 1988 Stock Option and Restricted Stock Plan of UPC, as amended November 20, 1997.

           10(s) The Pension Plan for Non-Employee Directors of UPC, as amended January 25, 1996 is incorporated herein by reference to Exhibit 10(w) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

           10(t) The Executive Life Insurance Plan of UPC, as amended October, 1997.

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

           (13) Pages 4 through 53, inclusive, of UPC's Annual Report to Stockholders for the year ended December 31, 1997, but excluding photographs set forth on pages 4 through 17, none of which supplements the text and which are not otherwise required to be disclosed in this Annual Report on Form 10-K.

           (21) List of the Corporation's significant subsidiaries and their respective states of incorporation.

           (23)           Independent Auditors' Consent.

           (24)           Powers of attorney executed by the directors of UPC.

           (27)           Financial Data Schedule.

           (99)           (a)     Financial Statements for the Fiscal Year
                                  ended December 31, 1997 required by Form 11-K for the UPC Thrift Plan - to be filed by amendment.

           (99)           (b)     Financial Statements for the Fiscal Year
                                  ended December 31, 1997 required by Form 11-K for the Union Pacific Fruit Express Company
                                  Agreement Employee 401(k) Retirement Thrift
                                  Plan - to be filed by amendment.

           (99)           (c)     Financial Statements for the Fiscal Year
                                  ended December 31, 1997 required by Form 11-K for the Skyway Retirement Savings Plan - to be filed by amendment.

           (99)           (d)     Financial Statements for the Fiscal Year
                                  ended December 31, 1997 required by Form 11-K for the Union Pacific Agreement Employee
                                  401(k) Retirement Thrift Plan - to be filed by amendment.

           (99)           (e)     Financial Statements for the Fiscal Year
                                  ended December 31, 1997 required by Form 11-K for the Chicago and North Western Railway
                                  Company Profit Sharing and Retirement Savings
                                  Program - to be filed by amendment.

           (99)           (f)     Financial Statements for the Fiscal Year
                                  ended December 31, 1997 required by Form 11-K for the Southern Pacific Rail Corporation
                                  Thrift Plan - to be filed by amendment.

(b)        Reports on Form 8-K

           On October 10, 1997, the Corporation filed a Current Report on Form 8-K describing Union Pacific Railroad Company's congestion, safety issues and the Service Recovery Plan.

           On November 17, 1997, the Corporation filed a Current Report on Form 8-K describing Union Pacific Railroad Company's service situation and the financial impact of that situation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 1998.


                                       UNION PACIFIC CORPORATION


                                       By /s/ Richard K. Davidson
                                         ------------------------------
                                          (Richard K. Davidson, Chairman,
                                           President and Chief Executive
                                           Officer)



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 17th day of March, 1998, by the following persons on behalf of the registrant and in the capacities indicated.


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



E. Virgil Conway*                                                   Thomas A. Reynolds, Jr.*



Spencer F. Eccles*                                                  James D. Robinson, III*



Elbridge T. Gerry, Jr.*                                             Robert W. Roth*



William H. Gray, III*                                               Richard D. Simmons*


* By /s/ Thomas E. Whitaker
    --------------------------------------
     (Thomas E. Whitaker, Attorney-in-fact)

                              INDEX TO EXHIBITS


Exhibit
Number                        Description
-------                       -----------
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

           10(k) The Supplemental Pension Plan for Officers and Managers of UPC and Affiliates, as amended and restated, is incorporated herein by reference to
                          Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

           10(l) Employment Agreement, dated as of February 20, 1995, between SP and Jerry R. Davis, is incorporated by reference to Exhibit 10.12 to SP's Annual Report on Form 10-K for the year ended December 31, 1994.

           10(m) Letter Agreement, dated August 30, 1996, between UPC and Jerry R. Davis, is incorporated by reference to
                          Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

           10(n) The 1988 Stock Option and Restricted Stock Plan of UPC, as amended as of February 1, 1992, is incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991.

           10(o) The 1992 Restricted Stock Plan for Non-Employee Directors of UPC, as amended as of January 28, 1993, is incorporated herein by reference to Exhibit 10(a) to the Corporation's Current Report on Form 8-K filed March 16, 1993.

           10(p) The 1993 Stock Option and Retention Stock Plan of UPC, as amended November 20, 1997.

           10(q) Amendments to the 1988 Stock Option and Retention Stock Plan, adopted April 24, 1997, are incorporated herein by reference to Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

           10(r) The 1988 Stock Option and Restricted Stock Plan of UPC, as amended November 20, 1997.

           10(s) The Pension Plan for Non-Employee Directors of UPC, as amended January 25, 1996 is incorporated herein by reference to Exhibit 10(w) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

           10(t) The Executive Life Insurance Plan of UPC, as amended October, 1997.

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

           (13) Pages 4 through 53, inclusive, of UPC's Annual Report to Stockholders for the year ended December 31, 1997, but excluding photographs set forth on pages 4 through 17, none of which supplements the text and which are not otherwise required to be disclosed in this Annual Report on Form 10-K.

           (21) List of the Corporation's significant subsidiaries and their respective states of incorporation.

           (23)           Independent Auditors' Consent.

           (24)           Powers of attorney executed by the directors of UPC.

           (27)           Financial Data Schedule.

           (99)           (a)     Financial Statements for the Fiscal Year
                                  ended December 31, 1997 required by Form 11-K for the UPC Thrift Plan - to be filed by amendment.

           (99)           (b)     Financial Statements for the Fiscal Year
                                  ended December 31, 1997 required by Form 11-K for the Union Pacific Fruit Express Company
                                  Agreement Employee 401(k) Retirement Thrift
                                  Plan - to be filed by amendment.

           (99)           (c)     Financial Statements for the Fiscal Year
                                  ended December 31, 1997 required by Form 11-K for the Skyway Retirement Savings Plan - to be filed by amendment.

           (99)           (d)     Financial Statements for the Fiscal Year
                                  ended December 31, 1997 required by Form 11-K for the Union Pacific Agreement Employee
                                  401(k) Retirement Thrift Plan - to be filed by amendment.

           (99)           (e)     Financial Statements for the Fiscal Year
                                  ended December 31, 1997 required by Form 11-K for the Chicago and North Western Railway
                                  Company Profit Sharing and Retirement Savings
                                  Program - to be filed by amendment.

           (99)           (f)     Financial Statements for the Fiscal Year
                                  ended December 31, 1997 required by Form 11-K for the Southern Pacific Rail Corporation
                                  Thrift Plan - to be filed by amendment.