Form 10-Q
period 1998-03-31
UNION PACIFIC CORP
filed 1998-05-13
CIK 100885

<COVER PAGE>
                                   FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549-1004

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                   1717 Main Street, Suite 5900, Dallas, TX
                   (Address of principal executive offices)

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

YES    X        NO
    ------        -------

    As of April 30, 1998, there were 247,306,604 shares of the Registrant's Common Stock outstanding.





<INDEX PAGE>
                         UNION PACIFIC CORPORATION
                                  INDEX



                  PART I.  FINANCIAL INFORMATION
                                                                 Page Number

Item 1:  Condensed Consolidated Financial Statements:

       CONDENSED STATEMENT OF CONSOLIDATED INCOME - For the
         Three Months Ended March 31, 1998 and 1997............      1

       CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
         At March 31, 1998 and December 31, 1997...............      2

       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
         the Three Months Ended March 31, 1998 and 1997........      4

       CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS -
         For the Three Months Ended March 31, 1998 and 1997....      4

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....      5


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................      9

Item 3:  Quantitative and Qualitative Disclosures About
         Market Risk...........................................     18


                   PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings.......................................   18

Item 2:  Changes in Securities and Use of Proceeds .............    21

Item 4:  Submission of Matters to a Vote of Security Holders ....   21

Item 6:  Exhibits and Reports on Form 8-K........................   22

Signature........................................................   24

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

        UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

            CONDENSED STATEMENT OF CONSOLIDATED INCOME

        For the Three Months Ended March 31, 1998 and 1997
    (Amounts in Millions, Except Ratio and Per Share Amounts)
                           (Unaudited)
                                                   1998       1997

Operating Revenues .........................      $ 2,586    $ 2,810
                                                  -------    -------
Operating Expenses:
  Salaries, wages and employee benefits....         1,078      1,026
  Equipment and other rents................           363        322
  Fuel and utilities (Note 3)..............           221        296
  Depreciation and amortization ...........           263        258
  Purchased services.......................           183        183
  Materials and supplies...................           144        157
  Other costs..............................           275        223
                                                  -------    -------
     Total.................................         2,527      2,465
                                                  -------    -------
Operating Income............................           59        345
Other Income................................           23         38
Interest Expense (Note 3)............                (161)      (150)
Corporate Expenses..........................          (26)       (28)
                                                  -------    -------
Income (loss) before Income Taxes...........         (105)       205
Income Taxes................................           43        (77)
                                                  -------    -------
Net Income (Loss)...........................      $   (62)   $   128
                                                  =======    =======

Earnings Per Share:
  Basic:
    Net Income (Loss)......................     $   (0.25)  $   0.52

  Diluted:
    Net Income (Loss)......................     $   (0.25)  $   0.52

Weighted Average Number of Shares...........        247.7      247.8
Cash Dividends Per Share....................    $    0.20   $   0.43
Ratio of Earnings to Fixed Charges (Note 4).           .4        2.0


The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

        UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                      (Millions of Dollars)
                           (Unaudited)

                                                    March 31, December 31,
ASSETS                                                  1998         1997

Current Assets:

  Cash and temporary investments...............       $   191     $     90
  Accounts receivable .........................           589          631
  Inventories..................................           309          296
  Other current assets.........................           295          398
                                                    ---------   ----------
       Total Current Assets....................         1,384        1,415

Investments:

  Investments in and advances to affiliated
     companies.................................           492          443
  Other investments............................           190          181
                                                    ---------   ----------
       Total Investments.......................           682          624
                                                    ---------   ----------
Properties:

  Railroad:

    Road and other.............................        23,867       23,610
    Equipment..................................         7,241        7,084
                                                    ---------    ---------
       Total Railroad..........................        31,108       30,694

  Trucking.....................................           758          750
  Other........................................            71           70
                                                    ---------    ---------
       Total Properties........................        31,937       31,514

  Accumulated depreciation.....................        (5,704)      (5,537)
                                                    ---------    ---------
      Properties - Net ........................        26,233       25,977
                                                    ---------    ---------

Excess Acquisition Costs - Net..................          613          619

Other Assets....................................          166          129
                                                    ---------    ---------
       Total Assets............................     $  29,078    $  28,764
                                                    =========    =========

The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

         UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
    (Amounts in Millions, Except Share and Per Share Amounts)
                           (Unaudited)

                                                    March 31, December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1998         1997

Current Liabilities:

  Accounts payable................................  $     541    $     758
  Accrued wages and vacation......................        420          421
  Accrued casualty costs..........................        334          333
  Dividends and interest..........................        231          295
  Income and other taxes..........................        268          268
  Debt due within one year........................        132          233
  Other current liabilities (Note 2)..............        882          939
                                                    ---------    ---------
     Total Current Liabilities.....................     2,808        3,247

Debt Due After One Year............................     9,258        8,285

Deferred Income Taxes..............................     6,224        6,252

Accrued Casualty Costs.............................       683          695

Retiree Benefits Obligation........................       844          828

Other Long-Term Liabilities (Note 2)...............     1,143        1,232

Stockholders' Equity:

  Common stock, $2.50 par value, authorized
    500,000,000 shares, 276,220,489 shares issued
    in 1998, 275,060,633 shares issued in 1997....        690          690
  Paid-in surplus.................................      4,063        4,066
  Retained earnings...............................      5,159        5,271
  Treasury stock, at cost, 28,926,456 shares in
    1998, 29,045,938 shares in 1997...............     (1,794)      (1,802)
                                                    ---------    ---------
    Total Stockholders' Equity....................      8,118        8,225
                                                    ---------    ---------
    Total Liabilities and Stockholders' Equity....  $  29,078    $  28,764
                                                    =========    =========

The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

        UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

          CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
        For the Three Months Ended March 31, 1998 and 1997
                      (Millions of Dollars)
                           (Unaudited)
                                                          1998         1997
Cash from operations:
 Net income (loss)..................................  $    (62)     $   128
 Non-cash charges to income:
    Depreciation and amortization...................       263          258
    Deferred income taxes...........................       (29)          35
    Other - net.....................................        18           (6)
 Changes in current assets and liabilities..........      (307)        (164)
                                                      ---------      --------
    Cash (used in) provided by operations......           (117)         251
                                                      ---------      --------
Cash flows from investing activities:
 Capital investments................................      (531)        (407)
 Other - net........................................       (22)         (27)
                                                      ---------      -------
    Cash used in investing activities...............      (553)        (434)
                                                      ---------      -------
Cash flows from equity and financing activities:
 Dividends paid.....................................      (106)        (105)
 Debt repaid........................................      (888)        (348)
 Financings.........................................     1,766          560
 Other - net........................................        (1)         (21)
                                                      ---------      -------
    Cash provided by equity and financing activities       771           86
                                                      ---------      -------
    Net increase (decrease) in cash and temporary
        investments................................   $    101     $    (97)
                                                      ========     =========


      CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS
        For the Three Months Ended March 31, 1998 and 1997
         (Amounts in Millions, Except Per Share Amounts)
                           (Unaudited)
                                                         1998          1997

Balance at Beginning of Year......................... $ 5,271        $ 5,262
Net Income (Loss)....................................     (62)           128
                                                      -------        -------
    Total...........................................    5,209          5,390

Dividends Declared ($0.20 per share in 1998 and
    $0.43 per share in 1997)........................      (50)          (107)
                                                      -------        -------
     Balance at End of Period........................ $ 5,159        $ 5,283
                                                      =======        =======

The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

       UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1. Responsibilities for Financial Statements - The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1997 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation or UPC) Annual Report to Shareholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998. Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

2. Acquisition of Southern Pacific Rail Corporation (Southern Pacific or SP) - UPC consummated the acquisition of Southern Pacific in September 1996. The acquisition of Southern Pacific was accounted for using the purchase method. SP's results were fully consolidated with the Corporation effective October 1, 1996. On February 1, 1998, Union Pacific Railroad Company (UPRR) was merged with and into Southern Pacific Transportation Company (SPT), the
   principal SP rail affiliate (the SPT    Merger), with SPT continuing as the
   surviving corporation and changing its name to "Union Pacific Railroad Company" immediately following the SPT Merger. Immediately prior to the SPT Merger, SPT was a wholly-owned, indirect subsidiary of UPC, and UPRR was a subsidiary of UPC, with all of the issued and outstanding shares of voting stock of UPRR being owned, directly or indirectly, by UPC. UPRR and SPT operated as a unified system before and after the SPT Merger.

   In connection with the continuing integration of UPRR and Southern Pacific's rail operations (collectively, the Railroad), UPC is continuing to eliminate duplicate positions (primarily positions other than train crews), relocate positions, merge or dispose of redundant facilities, dispose of certain rail lines and cancel uneconomical and duplicative SP contracts. The Corporation has also repaid certain of Southern Pacific's debt obligations. UPC recognized a $958 million liability in the Southern Pacific purchase price allocation for costs associated with SP's portion of these activities.

   Through March 31, 1998, a total of $323 million in merger-related costs were paid by the Corporation and charged against these reserves, composed of approximately $160 million and $70 million, respectively, for severance and relocation payments made to approximately 3,700 Southern Pacific employees, and approximately $63 million for labor protection payments. The Corporation expects that the remaining merger payments will be made over the course of the next five years as the rail operations of UPRR and SP are integrated and labor negotiations are completed and implemented.

<PAGE 5>

   In addition, the Railroad expects to incur approximately $206 million in acquisition-related costs through 1999 for severing or relocating UPRR employees, disposing of certain UPRR facilities, training and equipment upgrading. These costs will be charged to expense as incurred over the next two years. Net income for the three months ended March 31, 1998 includes $18 million in acquisition-related operating costs.

   3. Financial Instruments - The Corporation uses derivative financial instruments in limited instances for other than trading purposes to manage risk as it relates to fuel prices and interest rates. Where the Corporation has fixed interest rates or fuel prices through the use of swaps, futures or forward contracts, the Corporation has mitigated the downside risk of adverse price and rate movements; however, it has also limited future gains from favorable movements.

   The Corporation addresses market risk related to these instruments by selecting instruments whose value fluctuations correlate highly with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and periodic settlements. The total credit risk associated with the Corporation's counterparties was $73 million at March 31, 1998. The Corporation has not been required to provide, nor has it received, any collateral relating to its hedging activity.

   The fair market value of the Corporation's derivative financial instrument positions at March 31, 1998 was determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable zero coupon U.S. treasury rate and swap spread.

   Interest Rates - The Corporation controls its overall risk relating to fluctuations in interest rates by managing the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. Derivatives are used in limited circumstances as one of the tools to obtain the targeted mix. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of such debt as debt maturities occur or as incremental borrowings are required. The Corporation also obtains additional flexibility in managing interest cost and the interest rate mix within its debt portfolio by issuing callable fixed rate debt securities.

   At March 31, 1998, the Corporation had outstanding interest rate swaps on $260 million of notional principal amount of debt (3% of the total debt portfolio) with a gross fair market value asset position of $73 million and a gross fair market value liability position of $25 million. These contracts mature over the next one to seven years. Interest rate hedging activity increased interest expense by $1 million in the first quarter of 1998 and by $2 million in the first quarter of 1997.

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

   At March 31, 1998, the Railroad and Overnite Transportation Company (Overnite), the Corporation's trucking subsidiary, had hedged 49% and 38%, respectively, of their estimated remaining 1998 diesel fuel consumption at $0.51 and $0.52 per gallon, respectively, on a Gulf Coast basis. At March 31, 1998, the Railroad had outstanding swap agreements covering its fuel purchases of $267 million, with gross and net liability positions of $28 million. Overnite had outstanding swap agreements of $8 million, with gross and net liability positions of $1 million. Fuel hedging increased first quarter 1998 fuel expense by approximately $15 million and had no impact on first quarter 1997 fuel expense.

4. Ratio of Earnings to Fixed Charges - The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. For the three months ended March 31, 1998, fixed charges exceeded earnings by approximately $116 million.

5. Commitments and Contingencies - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. Certain customers have submitted claims or stated their intention to submit claims to the Railroad for damages related to the delay of shipments as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Corporation expects additional claims by shippers. UPC will continue to evaluate the adequacy of its reserves for claims and expects to add to such reserves as appropriate.

   The Railroad is also party to certain regulatory proceedings before the Surface Transportation Board of the U.S. Department of Transportation (STB). One proceeding pertains to rail service problems in the western United States. As an outgrowth of this proceeding, the STB has issued an emergency service order imposing certain temporary measures on the Railroad designed, among other things, to reduce congestion on the Railroad's lines in the Houston, Texas area. A second proceeding, initiated under the STB's continuing oversight jurisdiction with respect to the Corporation's acquisition of Southern Pacific and consolidation of Southern Pacific with UPRR (and separate from the STB's regularly scheduled annual proceeding to review the implementation of the merger and the effectiveness of the conditions that the STB imposed on it), is for the purpose of considering the justification for and advisability of any proposals for new remedial conditions to the merger as they pertain to service in the Houston, Texas/Gulf Coast area, including proposals by Kansas City Southern Railway Company (KCS), Texas Mexican Railway Company (Tex Mex) and the Greater Houston Partnership (GHP) for the forced transfer by the Railroad to Tex Mex of certain lines and facilities in and around Houston, the establishment of a "neutral" switching operation in the greater Houston area, and the permanent adoption of provisions in the STB's emergency service order that expanded Tex Mex's right to handle traffic to and from Houston. In addition, the STB has initiated various inquiries and formal rulemaking proceedings regarding certain elements of rail regulation following two days of hearings by the STB at the request of two members of Congress and in response to shippers' expressions of concern regarding railroad service quality, railroad rates and allegedly inadequate regulatory remedies. If the Railroad is unsuccessful in eliminating the remaining congestion and service problems affecting its system, the STB could issue a new emergency service order upon the expiration of the current one and order the Railroad to take additional actions including, among other things, further diversions of traffic or the transfer of certain rail lines or other facilities to other railroads. In addition, there can be no assurance that the proposals advanced by parties in the remedial conditions proceeding or the proceedings initiated in response to the rail regulation hearings will not be approved in some form. Should the STB or Congress take aggressive action in the rail regulation proceedings (e.g., by making purportedly competition-enhancing changes in rate and route regulation and "access" provisions), the adverse effect on the Railroad and other rail carriers could be material.

   The Corporation is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation and its subsidiaries periodically enter into financial and other commitments and have retained certain contingent liabilities upon the disposition of formerly-owned operations.

   In addition, UPC and certain of its officers and directors are currently defendants in two purported class action securities lawsuits, and certain current and former directors of the Corporation are currently defendants in a purported derivative action filed on behalf of the Corporation. The class action suits allege, among other things, that management failed to disclose properly the Railroad's service and safety problems and thereby issued materially false and misleading statements concerning the merger with SP and the safe, efficient operation of its rail network. The derivative action alleges, among other things, that the named current and former directors breached their fiduciary duties to the Corporation by approving the mergers of SP and Chicago and North Western Transportation Company into the Corporation without ensuring that the Corporation or the Railroad had adequate systems in place to effectively integrate those companies into the operations of the Corporation and the Railroad. Because both the size of the class and the damages are uncertain, UPC and the Railroad are unable at this time to determine the potential liability, if any, which might arise from these lawsuits. Management believes that these claims are without merit and intends to defend them vigorously.

   It is not possible at this time for the Corporation to fully determine the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Corporation has recorded a liability. The Corporation does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition.

6. Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income"
   (FAS 130)that is effective for all periods in 1998, including interim periods. UPC has adopted the provisions of FAS 130 effective January 1, 1998. The components of comprehensive income include, among other things, changes in the market value of futures contracts which qualify for hedge accounting and a net loss recognized as an additional pension liability but not yet recognized as net periodic pension cost. The impact of adopting
   FAS 130 for the three months ended March 31, 1998 was approximately
   $2 million.

   Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1998. The Corporation currently complies with most provisions of this Statement, and any incremental disclosure required by that Statement is expected to be minimal.

   In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" effective in 1998
   (FAS 132). FAS 132 revises and standardizes disclosures required by FAS 87, 88, and 106. Restatement of the retirement plan footnote will be required for all earlier periods presented in comparative financial statements at December 31, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                            RESULTS OF OPERATIONS
           Quarter Ended March 31, 1998 Compared to March 31, 1997

Southern Pacific Rail Corporation (Southern Pacific or SP) Acquisition - UPC consummated the acquisition of Southern Pacific in September 1996. The aggregate Southern Pacific purchase price was $4.1 billion ($2.5 billion in UPC common stock and $1.6 billion in cash). The acquisition of Southern Pacific was accounted for as a purchase. Southern Pacific's results have been fully consolidated with the Corporation since October 1, 1996. (See Note 2 to the Condensed Consolidated Financial Statements). Throughout 1997 and continuing in the first quarter of 1998, Union Pacific Corporation (UPC or the Corporation) continued the process of implementing the acquisition of Southern Pacific.

On February 1, 1998, Union Pacific Railroad Company (UPRR) was merged with and into Southern Pacific Transportation Company (SPT), the principal SP rail affiliate (the SPT Merger), with SPT continuing as the surviving corporation and changing its name to "Union Pacific Railroad Company" immediately following the SPT Merger. Immediately prior to the SPT Merger, SPT was a wholly-owned, indirect subsidiary of UPC, and UPRR was a subsidiary of UPC, with all of the issued and outstanding shares of voting stock of UPRR being owned, directly or indirectly, by UPC. UPRR and SPT operated as a unified system before and after the SPT Merger.

The Corporation expects to complete the full integration of the railroad operations of UPRR and the Southern Pacific rail subsidiaries (collectively, the Railroad) during 1999. The Corporation believes that the full implementation of the merger will result in shorter routes, faster transit times, better on-time performance, expanded single-line service and more efficient traffic flow.

As a result of the SP acquisition, UPC now operates the largest rail system in the United States, with nearly 35,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways. The Corporation also owns Overnite Transportation Company (Overnite), a major interstate trucking company specializing in less-than-truckload (LTL) shipments.

CONGESTION AND SERVICE ISSUES
As previously reported in the Corporation's 1997 Annual Report on Form 10-K, congestion in and around Houston and the coastal areas of Texas and Louisiana (the Gulf Coast region) began to have a material adverse effect on the Corporation's operations and earnings in the third quarter of 1997. System congestion started in the Gulf Coast region and spread throughout the system as the Railroad shifted resources to help mitigate the problem in the Gulf Coast region. The congestion was brought on by, among other things, crew shortages and restricted track access caused by necessary track maintenance on former Southern Pacific lines, increased demand, washouts due to severe weather, derailments and congestion at Texas/Mexico gateways. Traffic slowed further as rail yards in the Gulf Coast region filled, slowing access into and out of the yards and forcing trains to be held on sidings. Slower average train velocity led to a greater need for locomotives in the region. As traffic in the region backed up and the Railroad redeployed locomotives to the Gulf Coast region to help alleviate local congestion, congestion problems spread to other parts of the Railroad's system during the third and fourth quarters of 1997.

To restore service to acceptable levels, the Railroad implemented a Service Recovery Plan (the Plan) in October, 1997. The Plan focuses on reducing the number of cars on the system and restoring system velocity, which, in turn, results in more reliable service to customers. Implementation of the Plan has resulted in improvement in the overall operation of the Railroad and is addressing congestion problems in the Gulf Coast region and the surrounding southeast portion of the Railroad's system (although intermittent periods of congestion continue to arise in other regions, primarily in the Midwest). In late March and early April 1998, congestion in the Gulf Coast region was aggravated by several severe storms and congestion caused by operational problems on Mexican railroad lines south of Laredo, Texas. However, operational initiatives subsequently implemented by the Railroad, including the Railroad's embargo of most southbound traffic destined for the Laredo gateway described below, have substantially reduced congestion on the Railroad's lines in the Gulf Coast region.

In connection with its integration with Southern Pacific, the Company has implemented (i) TCS in the southeast portion of UPRR's system, which includes the Gulf Coast region, where the cutover to TCS occurred on December 1, 1997,
(ii) directional running from Dexter Junction, Missouri, on the north, across Arkansas, western Louisiana and eastern Texas to the Houston and San Antonio areas on the south, beginning on February 1, 1998 and
(iii) the hub-and-spoke labor agreements in Texas and Arkansas. Although the Company believes that the full implementation of these changes is essential to achieving significant long-term benefits, their implementations also contributed to the persistence of congestion in the effected Gulf Coast region during late 1997 and early 1998.

On March 28, 1998, the Railroad embargoed most southbound traffic destined for the Laredo, Texas gateway to address worsening congestion at that gateway and clear the backlog of cars waiting to cross into Mexico. The embargo applied to grain, chemicals, industrial products and coal, but not finished automobiles, auto parts or intermodal traffic or any northbound traffic through Laredo. The Railroad rerouted some of the embargoed traffic through other Railroad gateways to Mexico, none of which were subject to the embargo. The Railroad believed that this embargo was necessary because congestion problems principally within Mexico and agricultural inspection delays at the border that affected the Laredo gateway had worsened during the weeks preceding the imposition of the embargo and were affecting other areas within the southeast region of its system, resulting in a substantial backlog of cars waiting to move south to Laredo. Imposition of the embargo quickly resulted in a significant reduction in the backlog of cars.

Accordingly, on April 14, 1998, the Railroad amended the embargo to introduce permitting to control traffic volumes. The permitting system allowed customers to move traffic that had been embargoed while allowing the Railroad to meter southbound traffic to prevent any surge of business that could again block the Laredo crossing. On April 16, 1998, the Railroad further amended the embargo to eliminate permit requirements for domestic shipments terminating at Laredo, and on April 22, 1998, the Railroad canceled the embargo.

Financial Impact of Congestion - The Corporation has estimated that the cost of the congestion-related problems for the three months ended March 31, 1998 was approximately $260 million, after tax, which reflected the combined effects of lost business, higher costs associated with system congestion, costs associated with implementation of the Plan, alternate transportation and customer claims. Although progress has been made in improving service, the Railroad expects these problems to continue to have an adverse impact on 1998 results. In addition, as a result of recent operating losses incurred by the Railroad and in order to fund its capital programs, the Corporation has incurred substantial incremental debt since December 31, 1997 and obtained additional financing from a private placement of preferred securities. (See Changes in Financial Condition and Other Developments) The timing of the Corporation's return to profitability will be determined by how rapidly it is able to eliminate congestion and return to normal operations throughout its system.

FINANCIAL RESULTS
CONSOLIDATED - The Corporation reported a net loss of $62 million or $0.25 per diluted share for the first quarter of 1998, compared to 1997 net income of $128 million or $0.52 per diluted share. This earnings decrease resulted primarily from continued congestion and service issues at the Railroad, which were slightly offset by improved operating results at Overnite.

Operating revenues decreased $224 million (8%) to $2,586 million in 1998, reflecting an 11% decrease in volumes at the Railroad, which were somewhat offset by a 20% increase in revenues at Overnite.

Operating expenses increased $62 million (3%) to $2,527 million in 1998. Congestion-related costs and wage inflation, partially offset by net merger benefits and volume-related cost savings, caused salaries, wages and employee benefits to increase $52 million. Congestion was also a contributing factor, along with unfavorable rates, to an increase in equipment and other rents by $41 million. Lower volumes and the absence of 1997 maintenance projects at the Railroad were the primary factors causing a decrease in materials and supplies ($13 million). Fuel and utility costs fell $75 million (25%), principally the result of decreased volumes at the Railroad and a 15% decrease in fuel prices at both the Railroad and Overnite. Depreciation charges rose $5 million, primarily due to the UPC's extensive capital spending on its equipment and rail infrastructure. Other costs increased $52 million, primarily resulting from miscellaneous costs associated with the congestion and service recovery. Personal injury costs and casualty accruals fell $6 million and $3 million, respectively, while professional fees and other taxes rose $7 million and $4 million, respectively.

Consolidated operating income fell $286 million (83%) to $59 million in 1998, principally because of declining results at the Railroad, slightly offset by improved results at Overnite. Other income fell $15 million, primarily reflecting fewer real estate sales and lower rental income resulting from the sale of the sign board business in 1997. Interest expense increased
$11 million, the result of higher debt levels, offset by favorable interest rates. Income taxes decreased $120 million to a $43 million benefit, primarily reflecting lower income before income taxes.

Railroad - The Railroad lost $32 million in the first quarter of 1998, compared to net income of $170 million a year ago. This decline in earnings is the result of the continuing effect of congestion on the Railroad's operations. Both periods included the impact of one-time SP merger-related costs for severance, relocation, and training of employees ($18 million reduction in net income in 1998 and $9 million reduction in net income in 1997).
The operating ratio for the first quarter of 1998 was 97.7, which includes approximately 15 points estimated to be attributable to congestion costs
(both lost business and incremental operating costs). This compares to 86.2 for the same period in 1997. Operating revenues fell $279 million (11%) to $2.28 billion in 1998. This decrease reflects continuing congestion, the impact of the Asian crisis on export grain and intermodal markets and weak grain demand as farmers delay shipments due to the current grain price environment. Average commodity revenue per car (ARC) fell 1% to $1,149 per car, while total carloadings fell 9% (approximately 189,000 cars). Commodity revenue in 1998 fell 10% over the same period in 1997 as shown in the table below.

                                  Commodity Revenue
            Three Months Ended 3/31/98                      Versus 1997
                                             Commodity
(Revenue in Thousands)     Cars        ARC     Revenue         Change      %

Agricultural              203,177    $1,554    $315,786     $ (87,410)   (22)
Automotive                159,400     1,446     230,464        (6,973)    (3)
Chemicals                 222,798     1,749     389,773       (43,719)   (10)
Energy                    442,094     1,124     496,988       (15,207)    (3)
Industrial                320,602     1,359     435,709       (40,502)    (9)
Intermodal                590,115       606     357,506       (56,924)   (14)
                        ---------    ------  ----------     ---------    ----
 Total Commodity        1,938,186    $1,149  $2,226,226     $(250,735)   (10)
                        =========    ======  ==========     ==========   ====

Agricultural Products: Commodity revenue fell 22% to $316 million. Carloadings declined 18% to 203,000 cars, primarily the result of a 25% decrease in corn volumes due to soft export demand (strong foreign production and the effect on exchange rates due to the Asian crisis), as well as continued congestion. Most agricultural products suffered from congestion problems and related equipment shortages; meals and oils were the only bright spot, as U.S. producers benefitted from strong export markets, primarily to Mexico. Average commodity revenue per car declined 5%, primarily the result of weak exports, which significantly reduced the average length of haul.

Automotive: Commodity revenue fell 3% to $230 million, in spite of a 1% increase in carloadings reflecting new business opportunities and steady economic conditions in the industry. Strong demand and the new Ford business led the 3% increase in finished autos carloadings while parts volumes fell 2% resulting from congestion-related diversions of traffic and inventory control by major manufacturers. Average commodity revenue per car declined 4%, resulting from generally shorter haul Ford business and less long-haul Mexico business.

Chemicals: Carloadings declined 6% to 223,000 cars and commodity revenue decreased $44 million (10%) to $390 million. The decline in volume resulted principally from system congestion (partially the result of congestion of traffic crossing at the Mexican border), which more than offset strong market demand. Average commodity revenue per car declined 4% due to generally shorter hauls (storage-in-transit moves for plastic and growth in short-haul potash moves) and unfavorable product mix.

Energy (Primarily Coal): Commodity revenue fell 3% to $497 million in 1998, driven by a 3% decrease in carloadings. Continued congestion problems, diversions of business to competing roads and a late February blizzard led the decline, despite strong demand. Average commodity revenue was flat, quarter over quarter. Powder River Basin (PRB) train cycles fell slightly quarter-over-quarter, 24.8 in 1998 vs. 25.1 in 1997, however longer trains (117.6 cars/train in 1998 vs. 114.1 in 1997) boosted loads by approximately 3,200 units helping to improve PRB business versus 1997. All other mine locations posted declines, largely due to congestion and related train cycle issues.

Industrial Products: Carloadings decreased 10% while commodity revenue declined 9% to $436 million. Volume declines resulted primarily from continued congestion (in the Southern tier and the Pacific Northwest) as well as the Railroad's sale of its Duck Creek North line in 1997. Average commodity revenue per car improved 1%, the result of the absence of shorter-haul Duck Creek business and favorable mix changes.

Intermodal: Commodity revenue declined 14% to $358 million while carloadings fell 12% to 590,000 loads-the result of continued congestion and related diversions of traffic, as well as equipment imbalances caused by strong imports and weak exports. Average commodity revenue per car fell 1%, as unfavorable mix was largely offset by new longer haul business.

Operating expenses were $2,231 million, $21 million (1%) higher than the first quarter 1997 operating costs of $2,210 million. Higher operating costs reflect an estimated $77 million of congestion-related costs ($148 million of congestion-related costs offset by $71 million of volume savings from lower business levels). The impact of congestion was partially offset by lower fuel costs, merger benefits and volume-related cost savings, as carloads were off 9% and gross-ton miles were down 10%.

Labor expense was $29 million (3%) higher than 1997, as net congestion-related costs and wage inflation were partially offset by merger consolidation benefits and volume-related cost savings. Quarter-over-quarter, the work force levels were virtually flat, as merger-related reductions and attrition were offset by new hiring for train and engine crews.

Depreciation expense grew $6 million or 2% to $246 million due to the Railroad's extensive capital program in 1997 and 1998. The Railroad spent over $2 billion on capital projects in 1997 and anticipates spending $2.2 billion in 1998 of which $400 million will be merger-related.

Materials and Supplies costs for the quarter were down $16 million (11%) from first quarter 1997. More rebuild projects (which are capitalized) and less maintenance projects in 1998 plus the absence of large program maintenance projects on freight cars in 199 accounted for the quarter-over-quarter decline.

Fuel and Utilities expenses were down $73 million or 26% from 1997, reflecting lower fuel prices and congestion-related volume declines. A reduction in gross-ton miles quarter-over-quarter (down 10%) generated volume-related fuel savings of $24 million versus 1997. Prices were down 11.7 cents per gallon to 63.6 cents, saving $33 million. The fuel consumption rate of 1.416 gallons per thousand gross-ton miles improved 3% from last year's 1.457 (largely slower locomotive speeds), lowering UP's fuel costs by another $7 million.

Rent Expense was up 13% ($42 million) versus 1997, as system congestion (which hindered car cycle times) combined with unfavorable rates (strong market demand for equipment) to drive up equipment rent costs.

Other Costs increased $33 million (9%) from 1997, reflecting costs for customer claims and service recovery caused by the system congestion offset by merger consolidation benefits (trackage rights reimbursements and contract pricing savings) and cost savings from administrative cost control efforts.

Operating income declined $300 million (85%) to $53 million in 1998, reflecting the effect of continued congestion and service issues. Interest expense increased $12 million to $134 million, principally resulting from higher debt levels. Other income, net, declined $18 million due to the absence of the Duck Creek North branch line sale in 1997. Income taxes decreased $128 million to a benefit of $31 million, primarily reflecting lower income before income taxes.

Trucking - During 1997, Overnite continued to benefit from several strategic initiatives, implemented in 1996, aimed at better matching its operations to the current trucking industry business environment. Actions taken included workforce reductions, service center consolidations, centralization of the linehaul management process and pricing initiatives targeting Overnite's lowest margin customers. Primarily as a result of these initiatives, Overnite increased its net income from $1 million in the first quarter of 1997 to $10 million net income in the first quarter of 1998 (excluding goodwill amortization of $5 million in each period).

Overnite's operating revenues increased $43 million (20%) to $257 million, as a 13% increase in volumes combined with a 7% increase in average prices--resulting from Overnite's pricing initiatives. Higher volumes reflected a 15% increase in LTL tonnage, somewhat offset by a 14% decrease in truckload volumes.

Operating expenses increased $30 million (14%) to $244 million. Salaries, wages and employee benefit costs increased $19 million (14%) to $154 million, reflecting workforce increases, higher volumes, and wage and benefit inflation. An increased use of intermodal rail service and contract linehaul carriers caused an $8 million increase in purchased services. Fuel costs declined
$.5 million, as a 15% decrease in fuel prices was offset by a 10% volume-related increase in fuel consumption. Higher volumes caused increases in materials and supplies ($2 million). Overnite generated operating income of $13 million for the first quarter of 1998, compared to breaking even for the comparable period a year ago (excluding goodwill amortization of $5 million in each period). Overnite's operating ratio (including goodwill amortization) improved to 96.8 in 1998 from 102.2 in 1997.

Corporate Services and Other Operations - Expenses related to Corporate Services and Other Operations (consisting of corporate expenses, third-party interest charges, intercompany interest allocations, other income and income taxes related to the Corporation's holding company operations, and the results of other operating units) decreased $3 million to $35 million in 1998. This decrease largely reflects lower Corporate interest and insurance costs. Other operating units generated an operating loss of $3 million in the first quarter of 1998, compared to the same results during the comparable period in 1997.

      CHANGES IN FINANCIAL CONDITION AND OTHER DEVELOPMENTS

FINANCIAL CONDITION - During the first three months of 1998, cash from operations was a negative $117 million, compared to $251 million in 1997. This $368 million decrease primarily reflects lower earnings and timing of working capital requirements due to the continuing congestion as well as merger consolidation spending.

Cash used in investing activities was $553 million in the first quarter of 1998 compared to $434 million in 1997. This increase primarily reflects higher capital spending by the railroad, incuding merger related spending.

Cash provided by equity and financing activities was $771 million in the first quarter of 1998 compared to $86 million in 1997. Cash provided in 1998 principally reflects higher net borrowings ($1.76 billion), offset by debt repaid of $888 million. The ratio of debt to total capital employed increased to 53.6% at March 31, 1998, compared to 50.9% at December 31, 1997 and 50.7% at March 31, 1997. This change resulted from the increase in debt levels from year-end 1996.

In February 1998, the Corporation announced that its Board of Directors had taken certain steps, including authorizing the issuance of equity-related securities and the reduction of the first quarter 1998 common stock dividend to 20 cents per share from 43 cents per share in the previous quarter, to ensure that the Railroad maintains the financial flexibility critical to funding its 1998 capital program. On April 1, 1998, the Corporation completed a private placement of $1.5 billion of 6-1/4% preferred securities of Union Pacific Capital Trust, a statutory business trust sponsored by the Corporation, which securities are convertible into common stock of the Corporation at an initial conversion price of $68.90 (the Convertible Preferred Securities). Proceeds from the sale of the Convertible Preferred Securities were used for repayment of borrowings. (See "Part II. OTHER INFORMATION; Item 2. Changes in Securities and Use of Proceeds.")

The Convertible Preferred Securities will be presented as a separate line item in the consolidated balance sheet for the second quarter of 1998 between liabilities and equity and appropriate disclosures will be included in the notes to the financial statements. For financial reporting purposes, the Corporation will record distributions payable on the Convertible Preferred Securities as a financing charge to earnings in the statement of consolidated income.

                             OTHER MATTERS

Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income"
(FAS 130) that is effective for all periods in 1998. UPC has adopted the provisions of FAS 130 effective January 1, 1998. The components of comprehensive income include, among other things, changes in the market value of futures contracts which qualify for hedge accounting and a net loss recognized as an additional pension liability but not yet recognized as net periodic pension cost. The impact of adopting FAS 130 for the three months ended March 31, 1998 was approximately $2 million.

Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1998. The Corporation currently complies with most provisions of this Statement, and any incremental disclosure required by that Statement is expected to be minimal.

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132) effective in 1998. FAS 132 revises and standardizes disclosures required by FAS 87, 88, and 106. Restatement of the retirement plan footnote will be required for all earlier periods presented in comparative financial statements at December 31, 1998.

Commitments and Contingencies -There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. Certain customers have submitted claims or stated their intention to submit claims to the Railroad for damages related to the delay of shipments as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Corporation expects additional claims by shippers. UPC will continue to evaluate the adequacy of its reserves for claims and expects to add to such reserves as appropriate.

The Railroad is also party to certain regulatory proceedings before the Surface Transportation Board of the U.S. Department of Transportation (STB). One proceeding pertains to rail service problems in the western United States. As an outgrowth of this proceeding, the STB has issued an emergency service order imposing certain temporary measures on the Railroad designed, among other things, to reduce congestion on the Railroad's lines in the Houston, Texas area. A second proceeding, initiated under the STB's continuing oversight jurisdiction with respect to the Corporation's acquisition of Southern Pacific and consolidation of Southern Pacific with UPRR (and separate from the STB's regularly scheduled annual proceeding to review the implementation of the merger and the effectiveness of the conditions that the STB imposed on it), is for the purpose of considering the justification for and advisability of any proposals for new remedial conditions to the merger as they pertain to service in the Houston, Texas/Gulf Coast area, including proposals by Kansas City Southern Railway Company (KCS), Texas Mexican Railway Company (Tex Mex) and the Greater Houston Partnership (GHP) for the forced transfer by the Railroad to Tex Mex of certain lines and facilities in and around Houston, the establishment of a "neutral" switching operation in the greater Houston area, and the permanent adoption of provisions in the STB's emergency service order that expanded Tex Mex's right to handle traffic to and from Houston. In addition, the STB has initiated various inquiries and formal rulemaking proceedings regarding certain elements of rail regulation following two days of hearings by the STB at the request of two members of Congress and in response to shippers' expressions of concern regarding railroad service quality, railroad rates and allegedly inadequate regulatory remedies. If the Railroad is unsuccessful in eliminating the remaining congestion and service problems affecting its system, the STB could issue a new emergency service order upon the expiration of the current one and order the Railroad to take additional actions including, among other things, further diversions of traffic or the transfer of certain rail lines or other facilities to other railroads. In addition, there can be no assurance that the proposals advanced by parties in the remedial conditions proceeding or the proceedings initiated in response to the rail regulation hearings will not be approved in some form. Should the STB or Congress take aggressive action in the rail regulation proceedings (e.g., by making purportedly competition-enhancing changes in rate and route regulation and "access" provisions), the adverse effect on the Railroad and other rail carriers could be material.

The Corporation is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation and its subsidiaries periodically enter into financial and other commitments and have retained certain contingent liabilities upon the disposition of formerly-owned operations.

In addition, UPC and certain of its officers and directors are currently defendants in two purported class action securities lawsuits, and certain current and former directors of the Corporation are currently defendants in a purported derivative action filed on behalf of the Corporation. The class action suits allege, among other things, that management failed to disclose properly the Railroad's service and safety problems and thereby issued materially false and misleading statements concerning the merger with SP and the safe, efficient operation of its rail network. The derivative action alleges, among other things, that the named current and former directors breached their fiduciary duties to the Corporation by approving the mergers of SP and Chicago and North Western Transportation Company into the Corporation without ensuring that the Corporation or the Railroad had adequate systems in place to effectively integrate those companies into the operations of the Corporation and the Railroad. Because both the size of the class and the damages are uncertain, UPC and the Railroad are unable at this time to determine the potential liability, if any, which might arise from these lawsuits. Management believes that these claims are without merit and intends to defend them vigorously.

It is not possible at this time for the Corporation to fully determine the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Corporation has recorded a liability. The Corporation does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition.

                      CAUTIONARY INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Corporation with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) contain or will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Corporation does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations, claims or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections or predictions as to the Corporation's financial or operational results. Such forward-looking information is or will be based on information available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to whether the Railroad is fully successful in overcoming its congestion-related problems and implementing the Plan and other operational and financial initiatives, industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions, fuel prices, labor strikes, the impact of year 2000 systems problems and the ultimate outcome of shipper claims related to congestion, environmental investigations or proceedings and other types of claims and litigation.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Disclosure concerning market risk-sensitive instruments is set forth in Note 3 to the Financial Statements, pages 6-7 herein.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

SOUTHERN PACIFIC ACQUISITION: As previously reported in the Corporation's 1997 Annual Report on Form 10-K, various appeals have been filed with respect to the STB's August 12, 1996 decision (the Decision) approving the acquisition of control of Southern Pacific by the Corporation. All of the appeals have been consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument in the case is scheduled for September 11, 1998. Various appellants have withdrawn their appeals, leaving only Burlington Northern and Santa Fe Railway Company (BNSF), the Western Coal Traffic League (WCTL), Enterprise Products Company and the City of Reno, Nevada with appeals pending. On April 10, 1998, WCTL filed a motion to vacate and remand the Decision in light of a proceeding the STB commenced on March 31, 1998, under its continuing oversight jurisdiction over the merger, to consider whether any additional conditions are justified and should be imposed to deal with service problems in the Houston/Gulf Coast area. The STB, the Corporation and BNSF have opposed this motion. The Corporation believes that it is unlikely that the disposition of the remaining appeals will have a material adverse impact on its consolidated financial condition or its results of operations.

RAIL SERVICE PROCEEDINGS AND RELATED MATTERS:   As previously reported in the
Corporation's 1997 Annual Report on Form 10-K, the Railroad is currently subject to an emergency service order issued by the STB on October 31, 1997, as an outgrowth of a proceeding initiated by the STB on October 2, 1997 to investigate rail service problems in the western United States. The original service order, which, among other things, imposed several temporary measures designed to reduce congestion on the Railroad's lines in the Houston area, was modified and extended by a supplemental order dated December 4, 1997. On February 25, 1998, the STB, citing the gravity of the Railroad's congestion problems and characterizing them as "not yet close to being resolved," further modified the emergency service order and extended it until August 2, 1998, the maximum period allowable under the law for the original order.

On March 31, 1998, the STB initiated a proceeding under its continuing oversight jurisdiction with respect to the merger of the Corporation and Southern Pacific to consider proposals for new remedial conditions to the merger as they pertain to service in the Houston, Texas/Gulf Coast area. This proceeding, which is separate from the STB's regularly scheduled annual proceeding to review the implementation of the merger and the effectiveness of the conditions that the STB imposed on it, was initiated in response to submissions by Texas Mexican Railway Company (Tex Mex), Kansas City Southern Railway Company (KCS) and the Greater Houston Partnership (GHP), proposing that the Railroad be directed to transfer certain lines and facilities in the Gulf Coast region to other rail carriers, that a "neutral" switching operation be established in the greater Houston area and that provisions in the STB's emergency service order that expanded Tex Mex's right to handle traffic to and from Houston be adopted permanently. The STB's decision announcing the proceeding established a procedural schedule for the submission of evidence, replies and rebuttal.

If continued implementation of the Plan and other operational and financial initiatives undertaken by the Corporation ultimately prove unsuccessful in alleviating the remaining congestion and related service problems experienced by the Railroad, the STB could issue a new emergency service order upon the expiration of the current one and order the Railroad to take additional actions including, among other things, further diversions of traffic or the transfer of certain of the Railroad's rail lines or other facilities to other railroads. In addition, there can be no assurance that the proposals advanced by Tex Mex, KCS, GHP or other parties in the remedial conditions proceeding will not be approved in some form.

RAIL ACCESS AND COMPETITION: Acting pursuant to requests from two members of Congress and responding to shippers' concerns about railroad service quality, railroad rates and allegedly inadequate regulatory remedies, the STB on April 17, 1998, following two days of hearings, issued a decision opening inquiries into certain elements of rail regulation. The STB noted that no parties to the hearings had shown how aggressive remedies designed to produce lower rates and enhance competition would permit the industry to cover system costs and support reinvestment. Nevertheless, it (i) directed a panel of disinterested economic experts to recommend appropriate standards to measure railroad revenue adequacy, which is used to determine whether rates are lawful (this portion of the decision was subsequently modified to permit, as an alternative, discussions of this issue between railroad and shipper representatives); (ii) initiated a rulemaking proceeding to consider revisions to "competitive access" regulations in order to address quality of service issues; (iii) ordered interested parties to identify modifications to regulations governing access on non-service-related grounds; (iv) began a proceeding to consider eliminating product and geographic competition as factors to be considered in deciding whether a railroad has market dominance over rail traffic;
(v) ordered large and small railroads to negotiate arrangements that would increase the role of short-line rail carriers; and (vi) directed the railroads to establish "formalized dialogue" immediately with large and small shippers and rail labor. Should the STB or Congress take aggressive action, (e.g., by making purportedly competition-enhancing changes in rate and route regulation and "access" provisions), the adverse effect on the Railroad and other railroads could be material.

LABOR MATTERS: As previously reported in the Corporation's 1997 Annual Report on Form 10-K, the General Counsel of the National Labor Relations Board ("NLRB") is seeking a bargaining order remedy in 15 cases involving Overnite where a Teamsters local union lost a representation election. These cases are pending before the NLRB. By decision dated April 10, 1998, an administrative law judge has recommended that bargaining orders be issued in four locations. Overnite plans to appeal the decision to the NLRB. The remaining cases must yet be scheduled for trial. A bargaining order remedy would require Overnite to recognize and bargain with the union as if the union had won instead of lost the election and would be warranted only if the following findings are made and upheld: (1) the petitioning Teamsters local had obtained valid authorization cards from a majority of the employees in an appropriate unit; (2) Overnite committed serious unfair labor practices; and (3) those unfair labor practices would preclude the holding of a fair election despite the application of less drastic remedies. Under NLRB case law, a bargaining order remedy would attach retrospectively to the date when, after a union with a showing of majority support demanded recognition, Overnite embarked on an unlawful course of conduct. In the event of such a retroactive effective bargaining order, Overnite would face back pay liability for losses in employee earnings due to unilateral changes in terms or conditions of employment, such as layoffs, reduced hours of work or less remunerative work assignments. In addition, if a bargaining order remedy was granted in all contested cases, the increased Teamsters' representation could force Overnite to alter its posture in collective bargaining, increase its costs and alter its operating methods. Overnite believes it has substantial defenses to these cases and intends to continue to aggressively defend them.

ENVIRONMENTAL MATTERS: The Railroad has been named as a defendant in a civil action brought by the California Department of Fish and Game, Office of Spill Prevention and Response on April 10, 1998. The complaint alleges violations of California Fish and Game Code Section 5650, California Business and Professions Code Section 17200, Civil Code Sections 3479 and 3480, and damage to the waters of California for which the Department of Fish and Game allege trusteeship. The complaint results from derailments and alleged releases of diesel fuel oil during 1995 in the Feather River Canyon in Butte County, California. The Complaint seeks penalties, exemplary damages, natural resource damages and unspecified injunctive relief.

The Railroad has been named as a defendant in a criminal misdemeanor action brought by the State of California in the Municipal Court of Placer County, California on February 24, 1998. The complaint alleges a violation of California Fish and Game Code Section 5650 as a result of a diesel fuel spill in Norden, California in February 1997. In addition, the California Department of Fish and Game is seeking penalties, monitoring costs and natural resource damages under state water statutes, and the U.S. Environmental Protection Agency (EPA) is seeking penalties for violation of the Clean Water Act in connection with the same incident.

The Railroad and Clean Harbors, a waste disposal firm, are the subject of a criminal investigation by the EPA and the Federal Bureau of Investigation. Tank cars containing hazardous waste billed to Clean Harbors' transload facility in Sterling, Colorado were held in the Railroad's Sterling, Colorado rail yard for periods longer than ten days prior to placement in Clean Harbor's facility, allegedly in violation of hazardous waste regulations. A finding of violation could result in significant criminal or civil penalties.

Item 2.  Changes in Securities and Use of Proceeds.

On April 1, 1998, Union Pacific Capital Trust (the "Trust"), a statutory business trust formed under the laws of the State of Delaware and a subsidiary of the Corporation, closed a private placement of $1.5 billion in aggregate amount of 6-1/4% Convertible Preferred Securities (the "Convertible Preferred Securities"), with a liquidation amount of $50 per each of the Convertible Preferred Securities. Each of the Convertible Preferred Securities is convertible, at the option of the holder thereof, into shares of UPC's common stock, par value $2.50 per share (the "UPC Common Stock"), at the rate of 0.7257 shares of UPC Common Stock for each of the Convertible Preferred Securities, equivalent to a conversion price of $68.90 per share of UPC
Common Stock, subject to adjustment under certain circumstances. The Corporation owns all of the common securities of the Trust.

The initial purchasers of the Convertible Preferred Securities (the "Initial Purchasers") were Credit Suisse First Boston Corporation; Merrill Lynch, Pierce, Fenner & Smith Incorporated; Smith Barney Inc.; and Schroder & Co. Inc. The Initial Purchasers resold 29,909,600 of the Convertible Preferred Securities (the "QIB Securities") to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and 32,900 of the Convertible Preferred Securities (the "IAI Securities") to a limited number of institutional "accredited investors," as such term is defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act.
The QIB Securities were sold for their liquidation amount of $50 each or $1,495,480,000 in the aggregate, and the IAI Securities were sold for their liquidation amount of $50 each or $1,645,000 in the aggregate. In connection with the purchase of the QIB Securities and the IAI Securities, the Corporation paid the Initial Purchasers a commission equal to 2.25% of the purchase price of each of the QIB Securities and the IAI Securities, or $33,648,300 and $37,012.50, respectively, in the aggregate. In addition to sales of the QIB and IAI Securities, the initial purchasers also sold 57,500 of the Convertible Preferred Securities outside the United States to certain persons other than U.S. persons in reliance on Regulation S under the Securities Act, as previously reported in the Corporation's Current Report on Form 8K, filed on April 20, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

   (a) The annual meeting of shareholders of the Corporation was held on April 17, 1998.

   (c) At the Annual Meeting, the Corporation's shareholders voted for the election of Philip F. Anschutz (206,359,406 shares in favor;11,044,914 shares withheld), Robert P. Bauman (206,581,925 shares in favor; 10,822,395 shares withheld), Richard K. Davidson (205,913,479 shares in favor; 11,490,841 shares withheld), Spencer F. Eccles (206,604,706 shares in favor; 10,799,614 shares withheld), Elbridge T. Gerry, Jr. (206,601,620 shares in favor; 10,802,700 shares withheld), William H. Gray, III (206,536,320 shares in favor; 10,868,000 shares withheld), Judith Richards Hope (206,553,752 shares in favor; 10,850,568 shares withheld), Richard J. Mahoney (206,564,904 shares in favor; 10,839,416 shares withheld), John R. Meyer (206,563,462 shares in favor; 10,840,858 shares withheld), and Richard D. Simmons (206,586,280 shares in favor; 10,818,040 shares withheld) as directors of the Corporation. In addition, the Corporation's shareholders voted to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Corporation (215,978,952 shares in favor; 696,527 shares against; 728,841 shares withheld).


Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits


       3   - By-Laws of Union Pacific Corporation, as amended effective as of April 30, 1998.

       4.1 - Revised Articles of Incorporation of Union Pacific Corporation, as amended through April 25, 1996 (incorporated by reference to Exhibit 3 to Union Pacific Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

       4.2 - By-Laws of Union Pacific Corporation (filed as Exhibit 3).

       4.3 - Certificate of Trust of Union Pacific Capital Trust
             (incorporated by reference to Exhibit 4.3 to Union Pacific Corporation's Registration Statement on Form S-3, Registration No. 333-51617).

       4.4 - Amended and Restated Declaration of Trust of Union Pacific Capital Trust, dated as of April 1, 1998, among Union Pacific Corporation, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and Gary M. Stuart, L. White Matthews, III and Joseph E. O'Connor, Jr., as Regular Trustees (incorporated by reference to Exhibit 4.4 to Union Pacific Corporation's Registration Statement on Form S-3, Registration No. 333-51617).

       4.5 - Indenture for the Convertible Junior Subordinated Debentures due 2028, dated as of April 1, 1998, among Union Pacific Corporation, as Issuer, and The Bank of New York, as Indenture Trustee (incorporated by reference to Exhibit 4.5 to Union Pacific Corporation's Registration Statement on Form S-3, Registration No.333-51617).

       4.6 - Form of Union Pacific Corporation Stock Certificate.

       4.7 - Form of Union Pacific Capital Trust 6-1/4% Convertible Preferred Securities (included in Exhibit 4.4).

       4.8 - Form of Union Pacific Corporation Convertible Junior
             Subordinated Debentures due 2028 (included in Exhibit 4.5).

       4.9 - Preferred Securities Guarantee, dated as of April 1, 1998, between Union Pacific Corporation, as Guarantor, and The Bank of New York, as Guarantee Trustee (incorporated by reference to Exhibit 4.9 to Union Pacific Corporation's Registration Statement on Form S-3, Registration No.333-51617).

       4.10 -Common Securities Guarantee, dated as of April 1, 1998, by Union Pacific Corporation, as Guarantor (incorporated by reference to Exhibit 4.10 to Union Pacific Corporation's Registration Statement on Form S-3, Registration No.333-51617).

       11 -  Computation of earnings per share.

       12 -  Computation of ratio of earnings to fixed charges.

       27 -  Financial data schedule.

       27.1 Financial Data Schedule (restated for the year ended December 31,
            1996).

       27.2 Financial Data Schedule (restated for the year ended December 31,
            1995).

       27.3 Financial Data Schedule (restated for the quarters ended March 31, June 30, and September 30, 1997).

       27.4 Financial Data Schedule (restated for the quarters ended March 31, June 30, and September 30, 1996).




(b)  Reports on Form 8-K

On January 23, 1998, UPC filed a Current Report on Form 8-K regarding the fourth quarter 1997 earnings of the Corporation.

On February 26, 1998, UPC filed a Current Report on Form 8-K describing first quarter 1998 results and current actions taken by Union Pacific Corporation's Board of Directors.

On March 20, 1998, UPC filed a Current Report on Form 8-K regarding the Corporation's plan to privately place $1 billion of preferred securities of a statutory business trust sponsored by UPC, convertible into Common Stock of the Corporation, to provide financial flexibility in funding its 1998 capital improvement programs and restoring quality service to its customers.

On March 25, 1998, UPC filed a Current Report on Form 8-K announcing that Union Pacific Railroad will embargo most southbound traffic destined for the Laredo, TX gateway, effective Saturday, March 28, 1998, to clear the backlog of cars waiting to cross into Mexico.

On March 31, 1998, UPC filed a Current Report on Form 8-K regarding the STB's commencement of a proceeding under its continuing oversight jurisdiction of the UPC/Southern Pacific rail merger to consider proposals for new remedial conditions to the merger as they pertain to service in the Houston, Texas/Gulf Coast area.


      23 SIGNITURE PAGE


                                 SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 1998



                               UNION PACIFIC CORPORATION

                               (Registrant)

                               /S/ Joseph E. O'Connor, Jr.
                               ---------------------------
                               Joseph E. O'Connor, Jr.

                               Vice President and Controller
                               (chief accounting officer
                                and duly authorized officer)



<EXHIBIT INDEX> INDEX


                        UNION PACIFIC CORPORATION

                              EXHIBIT INDEX



Exhibit No.                     Description


  3 By-Laws of Union Pacific Corporation, as amended effective as of April 30, 1998.

  4.1 Revised Articles of Incorporation of Union Pacific Corporation, as amended through April 25, 1996 (incorporated by reference to Exhibit 3 to Union Pacific Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

  4.2  By-Laws of Union Pacific Corporation (filed as Exhibit 3).

  4.3 Certificate of Trust of Union Pacific Capital Trust (incorporated by reference to Exhibit 4.3 to Union Pacific Corporation's Registration Statement on Form S-3, Registration No. 333-51617).

  4.4 Amended and Restated Declaration of Trust of Union Pacific Capital Trust, dated as of April 1, 1998, among Union Pacific Corporation, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and Gary M. Stuart, L. White Matthews, III and Joseph E. O' Connor, Jr., as Regular Trustees (incorporated by reference to Exhibit 4.4 to Union Pacific Corporation's Registration Statement on Form S-3, Registration No. 333-51617).

  4.5 Indenture for the Convertible Junior Subordinated Debentures due 2028, dated as of April 1, 1998, among Union Pacific Corporation, as Issuer, and The Bank of New York, as Indenture Trustee (incorporated by reference to Exhibit 4.5 to Union Pacific Corporation's Registration Statement on Form S-3, Registration No.333-51617).

  4.6  Form of Union Pacific Corporation Stock Certificate.

  4.7 Form of Union Pacific Capital Trust 6-1/4% Convertible Preferred Securities (included in Exhibit 4.4).

  4.8 Form of Union Pacific Corporation Convertible Junior Subordinated Debentures due 2028 (included in Exhibit 4.5).

  4.9 Preferred Securities Guarantee, dated as of April 1, 1998, between Union Pacific Corporation, as Guarantor, and The Bank of New York, as Guarantee Trustee (incorporated by reference to Exhibit 4.9 to Union Pacific Corporation's Registration Statement on Form S-3, Registration No.333-51617).

  4.10 Common Securities Guarantee, dated as of April 1, 1998, by Union Pacific Corporation, as Guarantor (incorporated by reference to Exhibit
       4.10 to Union Pacific Corporation's Registration Statement On Form S-3, Registration No.333-51617).

  11   Computation of Earnings Per Share.

  12   Computation of Ratio of Earnings to Fixed Charges.

  27   Financial Data Schedule.

  27.1 Financial Data Schedule (restated for the year ended December 31, 1996).

  27.2 Financial Data Schedule (restated for the year ended December 31, 1995).

  27.3 Financial Data Schedule (restated for the quarters ended March 31, June 30, and September 30, 1997).

  27.4 Financial Data Schedule (restated for the quarters ended March 31, June 30, and September 30, 1996).