Form 10-K405/A
period 1997-12-31
UNION PACIFIC CORP
filed 1998-06-30
CIK 100885

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                       FORM 10- K/A-1
(Mark One)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended December 31, 1997

                             OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [  ]       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
  For the transition period from ___________________ to ____________________

                    Commission File Number 1-6075

                       UNION PACIFIC CORPORATION
        (Exact name of registrant as specified in its charter)

            Utah                                   13-2626465
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)              Identification No.)

1717 Main Street, Suite 5900                        75201
      Dallas, Texas                               (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code(214) 743-5600

---____________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                        Name of each exchange on
                                           which registered
Common Stock (Par Value $2.50 per share)   New York Stock Exchange, Inc.

_______________________________________________________________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes __X___  No  _________

   Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained
herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [X].
________________________________________________________________

     As of February 28, 1998 the aggregate market value of the registrant's Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was approximately
$12,644,079,279.

     The number of shares outstanding of the registrant's
Common Stock as of February 28, 1998 was 247,292,769.

     Portions of the following documents are incorporated by reference into this Report: (1) registrant's Annual Report to Stockholders for the year ended December 31, 1997 (Parts I, II and IV); and (2) registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 7, 1998 (Part III).

     The undersigned Registrant hereby amends it Annual
Report on Form 10-K for the fiscal year ended December 31, 1997 to include the following exhibits:

Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K

Exhibit Number Exhibit

(23)           Independent Auditors' Consents

(99) (a) Financial Statements for the Fiscal Year ended December 31, 1997 required by Form
               11-K for the Union Pacific Corporation Thrift
               Plan.

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

(99) (e) Financial Statements for the Fiscal Year ended December 31, 1997 required by Form
               11-K for the Southern Pacific Rail
               Corporation Thrift Plan.

(99) (f)       Financial Statements for the Fiscal Year ended
               December 31, 1997 required 11-K for the Skyway
               Retirement Savings Plan.

                  UNION PACIFIC CORPORATION

SIGNATURE

   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     June 29, 1998


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

                        EXHIBIT INDEX

Exhibit Number Exhibit

(23)           Independent Auditors' Consents

(99) (a) Financial Statements for the Fiscal Year ended December 31, 1997 required by Form
               11-K for the Union Pacific Corporation Thrift
               Plan.

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

(99) (e) Financial Statements for the Fiscal Year ended December 31, 1997 required by Form
               11-K for the Southern Pacific Rail
               Corporation Thrift Plan.

(99) (f) Financial Statements for the Fiscal Year ended December 31, 1997 required 11-K for the Skyway Retirement Savings Plan.