Form 10-Q
period 1998-06-30
UNION PACIFIC CORP
filed 1998-08-11
CIK 100885

<COVER>




                            FORM 10-Q

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549-1004

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

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

YES    X        NO

    As of July 31, 1998, there were 247,308,268 shares of the Registrant's Common Stock outstanding.


<INDEX>

                    UNION PACIFIC CORPORATION
                              INDEX



                  PART I.  FINANCIAL INFORMATION
                                                                Page Number

Item 1:  Condensed Consolidated Financial Statements:

       CONDENSED STATEMENT OF CONSOLIDATED INCOME - For the
         Three and Six Months Ended June 30, 1998 and 1997....        1

       CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
         At June 30, 1998 and December 31, 1997...............        2

       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
         the Six Months Ended June 30, 1998 and 1997..........        4

       CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS -
         For the Six Months Ended June 30, 1998 and 1997......        4

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...        5


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................       10

Item 3:  Quantitative and Qualitative Disclosures About
         Market Risk..........................................       18


                   PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings......................................     19

Item 2:  Changes in Securities and Use of Proceeds .............     21

Item 6:  Exhibits and Reports on Form 8-K.......................     22

Signature.......................................................     24

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

               CONDENSED STATEMENT OF CONSOLIDATED INCOME

     For the Three Months and Six Months Ended June 30, 1998 and 1997
        (Amounts in Millions, Except Ratio and Per Share Amounts)
                               (Unaudited)
                                            Three Months Ended Six Months Ended
                                                June 30             June 30
                                              1998     1997       1998   1997
Operating Revenues (Note 2)................. $2,362   $2,645    $4,690  $5,241
Operating Expenses (Note 2):
   Salaries, wages and employee benefits....    930      892     1,854   1,783
   Equipment and other rents................    348      314       709     633
   Fuel and utilities (Note 4)..............    203      254       411     536
   Depreciation and amortization............    251      246       498     488
   Materials and supplies...................    135      123       268     272
   Purchased services.......................    176      159       339     329
   Other costs (Note 7).....................    464      187       732     409
                                             ------   ------    ------  ------
      Total.................................  2,507    2,175     4,811   4,450

Operating Income (Loss).....................  (145)      470     (121)     791
Other Income - Net..........................    53        19       76       57
Interest Expense (Notes 2 and 4)............  (177)     (146)    (337)    (295)
                                             -----    ------    -----   ------
Income (Loss) before Income Taxes...........  (269)      343     (382)     553
Income Taxes (Benefit) Expense..............  (111)      128     (159)     204
                                             -----    ------    -----   ------
Income (Loss) from Continuing Operations....  (158)      215     (223)     349
Discontinued Operations (Note 3):
   Income (Loss) from Operations of
       Discontinued Operations..............     1         1        4       (5)
   Estimated Loss on Disposal of
        Discontinued Operations (net of
        income taxes of $198 million).......  (262)        -     (262)       -
                                            ------    ------   ------   ------
Income (Loss) from Discontinued Operations..  (261)        1     (258)      (5)
Net Income (Loss)...........................$ (419)   $  216   $ (481)  $  344
                                            ======    ======   ======   ======
Earnings Per Share (Note 9):
   Basic:
   Income(Loss)from Continuing Operations...$ (.64)   $ 0.88  $ (.91)   $ 1.42
   Income(Loss)from Discontinued Operations. (1.06)        -   (1.05)     (.02)
   Net Income (Loss)........................$(1.70)   $ 0.88  $(1.96)   $ 1.40
                                            ======    ======  ======    ======
Diluted:
   Income(Loss)from Continuing Operations...$ (.64)   $ 0.87  $ (.91)   $ 1.41
   Income(Loss)from Discontinued Operations. (1.06)        -   (1.05)     (.02)
                                            ------    ------  ------    ------
   Net Income (Loss)........................$(1.70)   $ 0.87  $(1.96)   $ 1.39
                                            ======    ======  ======    ======
Weighted Average Number of Shares (Basic)... 246.0     245.7   246.0     245.6
Weighted Average Number of Shares (Diluted). 269.2     248.0   258.5     247.9
Cash Dividends Per Share....................  0.20   $  0.43    0.40    $ 0.86
Ratio of Earnings to Fixed Charges (Note 5).    --        --      --       2.4

The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

         UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

          CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                           (Millions of Dollars)
                                (Unaudited)

                                                     June 30,   December 31,
ASSETS                                                 1998         1997

Current Assets:

     Cash and temporary investments...................  $    297     $     89
     Accounts receivable (Note 4).....................       389          505
     Inventories......................................       317          288
     Other current assets.............................       250          357
     Investment in Discontinued Operations (Note 3)...       516          951
                                                        --------     --------
           Total Current Assets.......................     1,769        2,190

Investments:

     Investments in and advances to affiliated
         companies....................................       503          443
     Other investments................................       159          181
                                                        --------     --------
              Total Investments.......................       662          624

Properties:

     Railroad:
        Road and other................................    24,251       23,610
        Equipment.....................................     7,521        7,084
                                                        --------     --------
           Total Railroad.............................    31,772       30,694
        Other.........................................        78           70
                                                        --------     --------
           Total Properties...........................    31,850       30,764

        Accumulated depreciation......................    (5,588)      (5,240)
                                                        --------     --------
           Properties - Net ..........................    26,262       25,524

Other Assets..........................................       251          185
                                                        --------     --------
             Total Assets.............................  $ 28,944     $ 28,523
                                                        ========     ========

 The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

                UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

              CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
             (Amounts in Millions, Except Share and Per Share Amounts)
                                    (Unaudited)

                                                      June 30,  December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1998        1997

Current Liabilities:

     Accounts payable................................   $    573     $    711
     Accrued wages and vacation......................        448          388
     Accrued casualty costs..........................        319          318
     Dividends and interest..........................        262          293
     Income and other taxes..........................        252          259
     Debt due within one year........................        162          230
     Other current liabilities (Note 2 and 7)........        854          879
                                                        --------     --------
       Total Current Liabilities.....................      2,870        3,078

Debt Due After One Year..............................      8,399        8,280

Deferred Income Taxes................................      5,947        6,284

Accrued Casualty Costs...............................        667          678

Retiree Benefits Obligation..........................        772          752

Other Long-Term Liabilities (Note 2).................      1,156        1,226

Company-obligated mandatorily redeemable
     Convertible Preferred Securities (Note 6).......      1,500            -

Stockholders' Equity:

     Common stock, $2.50 par value, authorized
        500,000,000 shares, 276,203,956 shares issued
        in 1998, 275,060,633 shares issued in 1997...        690          690
     Paid-in surplus.................................      4,044        4,066
     Retained earnings...............................      4,691        5,271
     Treasury stock, at cost, 28,884,870 shares in
        1998, 29,045,938 shares in 1997..............     (1,792)      (1,802)
                                                        --------     --------
        Total Stockholders' Equity...................      7,633        8,225
                                                        --------     --------
        Total Liabilities and Stockholders' Equity...   $ 28,944     $ 28,523
                                                        ========     ========

 The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

                  UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                   CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                  For the Six Months Ended June 30, 1998 and 1997
                              (Millions of Dollars)
                                    (Unaudited)
                                                            1998      1997
Cash from continuing operations:
        Income (loss)from continuing operations........  $  (223)  $   349
        Non-cash charges to income:
           Depreciation and amortization...............      498       488
           Deferred income taxes.......................     (140)      104
           Other - net.................................      (58)     (164)
Changes in current assets and liabilities..............      (18)      (97)
                                                         -------   -------
           Cash from continuing operations.............       59       680

Cash flows from investing activities:
        Cash provided by discontinued operations ......       --        27
 Capital investments...................................   (1,240)     (930)
        Other - net....................................       37       (97)
                                                         -------   -------
           Cash used in investing activities...........   (1,203)   (1,000)

Cash flows from equity and financing activities:
        Dividends paid.................................     (155)     (211)
        Debt repaid....................................   (1,796)     (466)
        Financings.....................................    3,356       953
        Other - net....................................      (53)      (18)
                                                         -------   -------
        Cash provided by equity and financing activities   1,352       258
                                                         -------   -------
           Net increase (decrease) in cash and
               temporary investments...................  $   208   $   (62)
                                                         =======   =======

           CONDENSED STATEMENT OF CONSOLIDATED RETAINED EARNINGS
              For the Six Months Ended June 30, 1998 and 1997
              (Amounts in Millions, Except Per Share Amounts)
                                (Unaudited)
                                                           1998      1997

Balance at Beginning of Year.........................    $ 5,271   $ 5,262
Net Income (Loss)....................................       (481)      344
                                                         -------   -------
           Total.....................................      4,790     5,606

Dividends Declared ($0.40 per share in 1998 and
           $0.86 per share in 1997)..................        (99)     (212)
                                                         -------   -------
     Balance at End of Period........................    $ 4,691   $ 5,394
                                                         =======   =======

      The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

           UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1. Responsibilities for Financial Statements - The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1997 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation or UPC) Annual Report to Shareholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998. Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

2. Acquisition of Southern Pacific Rail Corporation (Southern Pacific or SP) - In connection with the continuing integration of Union Pacific Railroad Company (UPRR) and Southern Pacific's rail operations (collectively, the Railroad), UPC is continuing to eliminate duplicate positions (primarily positions other than train crews), relocate positions, merge or dispose of redundant facilities, dispose of certain rail lines and cancel uneconomical and duplicative SP contracts. The Corporation has also repaid certain of Southern Pacific's debt obligations. UPC recognized a $958 million liability in the Southern Pacific purchase price allocation for costs associated with SP's portion of these activities.

   Through June 30, 1998, approximately $357 million in merger-related costs were paid by the Corporation and charged against these reserves, principally consisting of approximately $172 million and $73 million, respectively, for severance and relocation payments made to approximately 4,000 Southern Pacific employees and approximately $84 million for labor protection payments. The Corporation expects the remaining merger payments will be made over the course of the next five years as the rail operations of UPRR and SP are integrated and labor negotiations are completed and implemented.

   In addition, the Railroad expects to incur approximately $184 million in acquisition-related costs through 1999 for severing or relocating UPRR employees, disposing of certain UPRR facilities, training and equipment upgrading. These costs will be charged to expense as incurred over the next two years. Results for the three and six months ended June 30, 1998 include $11 million and $29 million, after tax, respectively, in acquisition-related operating costs.

3. Divestiture - In May 1998, the Corporation's Board of Director s approved a formal plan to divest UPC's investment in Overnite Transportatio n Company (Overnite or OTC) through an initial public offering (IPO) of its entire interest in Overnite. As a result, UPC recorded a $262 million after-tax loss (net of taxes of $198 million) from the planned disposal of OTC. Although the IPO has been postponed due to market conditions, management expects the sale to occur by the second quarter of 1999.

   OTC's re sults have been reported as a discontinued operation in the accompanying statement of consolidated income for all periods presented. Net assets to be disposed of, at their expected net realizable values, have been separately classified in the accompanying balance sheet as of June 30, 1998. The December 31, 1997 balance sheet has been restated to conform with the current year's presentation. Operating revenues for OTC were $262 million and $519 million, respectively, for the three and six months ended June 30, 1998 and $946 million and $961 million for the years ended December 31, 1997 and 1996, respectively. OTC's capital expenditures were $14 million and $26 million, respectively, for the three and six months ended June 30, 1998 and $40 million and $10 million for the years ended December 31, 1997 and 1996, respectively. OTC's net income was $5 million and $10 million, respectively, for the three and six months ended June 30, 1998. OTC reported net income of $4 million for the year ended December 31, 1997 and a net loss of $43 million for the year ended December 31,1996 (including goodwill amortization of $20 million in both periods).

   UPC intends to use the cash proceeds from the IPO for general corporate purposes, including repayment of borrowings, working capital requirements and capital expenditures.

4. Financial Instruments - The Corporation uses derivative financial instruments in limited instances for other than trading purposes to manage risk as it relates to fuel prices and interest rates. Where the Corporation has fixed interest rates or fuel prices through the use of swaps, futures or forward contracts, the Corporation has mitigated the downside risk of adverse price and rate movements; however, it has also limited future gains from favorable movements. The total credit risk associated with the Corporation's counterparties was $32 million at June 30, 1998. The Corporation has not been required to provide, nor has it received, any collateral relating to its hedging activities.

   The fair market value of the Corporation's derivative financial instrument positions at June 30, 1998 was determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable zero coupon
   U.S. Treasury rate and swap spread.

   Interest Rates - At June 30, 1998, the Corporation had outstanding interest rate swaps on $257 million of notional principal amount of debt (3% of the total debt portfolio) with a gross fair market value asset position of $32 million and a gross fair market value liability position of $30 million. These contracts mature over the next one to seven years. Interest rate hedging activity had no significant effect on interest expense in the second quarter of 1998 and increased interest expense by $1 million in the second quarter of 1997.

   Fuel - At June 30, 1998, the Railroad had hedged 50% of its estimated remaining 1998 diesel fuel consumption at $0.51 per gallon, on a Gulf Coast basis. At June 30, 1998, the Railroad had outstanding swap agreements covering its fuel purchases of $164 million, with gross and net liability positions of $34 million. Fuel hedging increased second quarter 1998 fuel expense by $20 million and second quarter 1997 fuel expense by approximately $1 million. For the six months ended June 30, fuel hedging increased

   1998 fuel expense by $34 million and 1997 fuel expense by $1 million.

   Sale of Receivables - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable. At December 31, 1997 and June 30, 1998, respectively, accounts receivable are presented net of the $650 million and $602 million of receivables sold.

5. Ratio of Earnings to Fixed Charges - The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. For the six months ended June 30, 1998, fixed charges exceeded earnings by approximately $404 million.

6. Convertible Preferred Securities - On April 1, 1998, the Corporation completed a private placement of $1.5 billion of 6-1/4% preferred securities (the Convertible Preferred Securities) of Union Pacific Capital Trust
   (the Trust), a statutory business trust sponsored by the Corporation. Each of the Convertible Preferred Securities has a stated liquidation amount of $50 and is convertible, at the option of the holder thereof, into shares of UPC's common stock, par value $2.50 per share (the UPC Common Stock), at the rate of 0.7257 shares of UPC Common Stock for each of the Convertible Preferred Securities, equivalent to a conversion price of $68.90 per share of UPC Common Stock, subject to adjustment under certain circumstances.
   The Corporation owns all of the common securities of the Trust. Proceeds from the sale of the Convertible Preferred Securities were used for repayment of borrowings.

7. Commitments and Contingencies - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. Certain customers have submitted claims for damages related to the delay of shipments by the railroad as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. In the second quarter of 1998, the Corporation took a $155 million after-tax charge for the resolution of customer claims. UPC will continue to evaluate the adequacy of its reserves for claims and may add to such reserves if appropriate.

   The Railroad is also party to certain regulatory proceedings before the Surface Transportation Board of the U.S. Department of Transportation (STB). One proceeding pertains to rail service problems in the western United States. As an outgrowth of this proceeding, the STB issued an emergency service order imposing certain temporary measures on the Railroad designed, among other things, to reduce congestion on the Railroad's lines in the Houston, Texas area. On July 31, 1998, the STB terminated the emergency service order. The STB kept in place the requirement that the Railroad report certain service data, which the Railroad had acknowledged the STB had the authority to impose under a provision of the Interstate Commerce
   Act separate from the emergency service provision. The STB also prescribed, under another statutory provision separate from the emergency service provision, a 45-day "wind-down" period during which certain rights that Texas Mexican Railway Company and The Burlington Northern and Santa Fe Railway Company (BNSF) had received under the emergency service order to handle UP traffic in Houston would be continued. A second proceeding, initiated under the STB's continuing oversight jurisdiction with respect to the Corporation's acquisition of

   Southern Pacific and consolidation of Southern Pacific with UPRR (and separate from the STB's regularly scheduled annual proceeding to review the implementation of the merger and the effectiveness of the conditions that the STB imposed on it), is for the purpose of considering the justification for and advisability of any proposals for new remedial conditions to the merger as they pertain to service in the Houston, Texas/Gulf Coast area. Various parties have filed applications in this proceeding seeking the imposition of additional conditions to the merger including, among other things, the granting of overhead trackage rights on certain of the Railroad's lines in Texas, "neutral switching supervision" on certain of the Railroad's branch lines, the opening to other railroads and switching by a "neutral switching company" of numerous industries now exclusively served by the Railroad in the Houston area, and the compulsory sale or lease to other carriers of certain of the Railroad's lines and facilities. The Railroad believes that the applications are without merit and intends to contest them vigorously. In addition, the STB has initiated various inquiries and formal rulemaking proceedings regarding certain elements of rail regulation following two days of hearings by the STB at the request of two members of Congress and in response to shippers' expressions of concern regarding railroad service quality, railroad rates and allegedly inadequate regulatory remedies. There can be no assurance that the proposals advanced by parties in the remedial conditions proceeding or the proceedings initiated in response to the rail regulation hearings will not be approved in some form. Should the STB or Congress take aggressive action in the rail regulation proceedings (e.g., by making purportedly competition-enhancing changes in rate and route regulation and "access" provisions), the adverse effect on the Railroad and other rail could be material.

   The Corporation is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation periodically enters into financial and other commitments and has retained certain contingent liabilities upon the disposition of formerly-owned operations.

   In addition, UPC and certain of its officers and directors are currently defendants in two purported class action securities lawsuits. The class action suits allege, among other things, that management failed to properly disclose the Railroad's service and safety problems and thereby issued materially false and misleading statements concerning the merger with SP and the safe, efficient operation of its rail network. Because both the size of the class and the damages are uncertain, UPC and the Railroad are unable at this time to determine the potential liability, if any, which might arise from these lawsuits. Management believes that these claims are without merit and intends to defend them vigorously.

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


8. Accounting Pronouncements - In June 1997, the Financial Accounting
   Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130) that is effective for all periods in 1998, including interim periods. UPC has adopted the provisions of FAS 130 effective January 1, 1998. The components of comprehensive income include, among other things, changes in the market value of futures contracts which qualify for hedge accounting and a net loss recognized as an additional pension liability but not yet recognized as net periodic pension cost. The impact of adopting FAS 130 for the six months ended June 30, 1998 was approximately $2 million.

   Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" that is effective in 1998. The Corporation currently complies with the provisions of this Statement.

   In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" that is effective in 1998 (FAS 132). FAS 132 revises and standardizes disclosures required by FAS 87, 88, and 106. Restatement of the retirement plans footnote will be required for all earlier periods presented in comparative financial statements at December 31, 1998.

   In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) that will be effective in 2000. Management has not yet determined the effect, if any, FAS 133 will have on UPC's consolidated financial statements.

9. Earnings Per Share - The following table provides a reconciliation between basic and diluted earnings per share, in accordance with FAS 128, "Earnings Per Share":

                                  Three Months Ended        Six Months Ended
                                          June 30                June 30
                                       1998      1997          1998      1997
                               (Dollars in Millions, Except Per Share Amounts)

  Net Income (Loss).............   $  (419)    $   216      $  (481)   $  344

  Weighted Average Number of Shares Outstanding
    Basic ......................     246.0       245.7        246.0     245.6
    Dilutive effect of common stock
          equivalents ..........      23.2         2.3         12.5       2.3
                                     -----       -----        -----     -----
    Diluted ....................     269.2       248.0        258.5     247.9

  Earnings Per Share:
    Basic:
       Net Income (Loss)........    $(1.70)     $ 0.88       $(1.96)   $ 1.40

    Diluted:
       Net Income (Loss)........    $(1.70)(a)  $ 0.87       $(1.96)(a)$ 1.39


  (a) Excludes the effect of common stock equivalents, which are anti-dilutive in a loss period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


            UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                           RESULTS OF OPERATIONS

Overview - During the second quarter, the Corporation restated all periods to reflect the planned sale of Overnite Transportation Company as discontinued operations. Since Union Pacific Railroad Company (UPRR) is the remaining significant operating company of the Corporation, corporate expenses, previously considered non-operating expenses, are now included in Other Costs for all periods presented. Previously, such expenses were presented below operating income. The impact of reclassifying such expenses as operating expenses was to reduce operating income by $25 million and $51 million, respectively, for the three and six months ended June 30, 1998 and $26 million and $54 million, respectively, for the three and six months ended June 30, 1997.

            Quarter Ended June 30, 1998 Compared to June 30, 1997

Southern Pacific Rail Corporation (Southern Pacific or SP) Acquisition - In September 1996, the Corporation completed its acquisition of Southern Pacific and, throughout 1997 and 1998, continued the process of integrating the operations of SP's rail subsidiaries into UPRR's operations (collectively, the Railroad). The Corporation expects to complete the full integration of the operations of UPRR and the Southern Pacific rail subsidiaries during 1999.
The Corporation believes that the full implementation of the merger will result in shorter routes, faster transit times, better on-time performance, expanded single-line service and more efficient traffic flow.

As a result of the SP acquisition, UPC now operates the largest rail system in the United States, with 35,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways.

Overnite Transportation Company (Overnite or OTC) Divestiture - In May 1998, the Corporation's Board of Directors approved a formal plan to divest UPC's investment in Overnite through an initial public offering (IPO) of its entire interest in Overnite. As a result, UPC recorded a $262 million after-tax loss (net of taxes of $198 million) from the planned disposal of OTC. Although the IPO has been postponed due to market conditions, management expects the sale to occur by the second quarter of 1999.

OTC's results have been reported as a discontinued operation in the accompanying statement of consolidated income for all periods presented. Net assets to be disposed of, at their expected net realizable values, have been separately classified in the accompanying balance sheet as of June 30, 1998. The December 31, 1997 balance sheet has been restated to conform with the current year's presentation. Operating revenues for OTC were $262 million and $519 million, respectively, for the three and six months ended
June 30, 1998 and $946 million and $961 million for the years ended
December 31, 1997 and 1996, respectively. OTC's capital expenditures were $14 million and $26 million, respectively, for the three and six months ended June 30, 1998 and $40 million and $10 million for the years ended
December 31, 1997 and 1996, respectively. OTC's net income was $5 million and $10 million, respectively, for the three and six months ended June 30, 1998. OTC reported net income of $4 million for the year ended December 31, 1997 and a net loss of $43 million for the year ended December 31,1996 (including goodwill amortization of $20 million in both periods).

UPC intends to use the cash proceeds from the IPO for general corporate purposes, including repayment of borrowings, working capital requirements and capital expenditures.


CONGESTION AND SERVICE ISSUES
As previously reported, congestion in and around Houston and the coastal areas of Texas and Louisiana (the Gulf Coast region) began to have a material adverse effect on the Corporation's operations and earnings in the third quarter of 1997. System congestion started in the Gulf Coast region and spread throughout the system as the Railroad shifted resources to help mitigate the problem in the Gulf Coast region. The congestion was brought on by, among other things, crew shortages and restricted track access caused by necessary track maintenance on former Southern Pacific lines, increased demand, washouts due to severe weather, derailments and congestion at Texas/Mexico gateways. Traffic slowed further as rail yards in the Gulf Coast region filled, slowing access into and out of the yards and forcing trains to be held on sidings. Slower average train velocity led to a greater need for locomotives in the region. As traffic in the region backed up and the Railroad redeployed locomotives to the Gulf Coast region to help alleviate local congestion, congestion problems spread to other parts of the Railroad's system during the third and fourth quarters of 1997.

The Railroad has adopted certain measures to alleviate the congestion problems, including the implementation of a Service Recovery Plan (the Plan) on October 1, 1997. The Plan focuses on reducing the number of cars on the system and restoring system velocity, which, in turn, results in more reliable service to customers. In addition to implementation of the Plan, the Company has taken other measures to address the service and congestion problems, including (i) a concentrated effort to hire more train and engine employees,
(ii) the implementation of directional running, which provides for the movement of trains primarily in opposing directions on parallel lines and results in the avoidance of numerous daily train "meets" on those lines, on parallel tracks between Houston and St. Louis, and (iii) the establishment of a coordinated dispatching center in Houston, which is designed to provide close coordination of operations of UPRR and The Burlington Northern and Santa Fe Railway Company (BNSF) in the Houston area and ensure the best possible handling of all rail traffic there. Implementation of the Plan and the other service recovery measures described above have significantly alleviated congestion in the Gulf Coast region. Recently, service in UPRR's Central Corridor between Chicago and Utah has been slowed by track maintenance and capacity expansion work which is expected to be completed by year-end.
In addition, UPRR has recently experienced congestion on its lines in the Los Angeles basin and on the Sunset Route west of El Paso, Texas, caused in part by two derailments, tight crew supply and limited track capacity in that region, and the learning curve associated with the integration of the computer system of Southern Pacific in the region into UPRR's computer system, which commenced July 1, 1998. UPRR has been working to reduce this congestion by rerouting trains from this region to other portions of its system.

Financial Impact of Congestion - The Corporation has estimated that the cost of the congestion-related problems for the three months ended June 30, 1998 was approximately $434 million, after tax, which reflected the combined effects of lost business, higher costs associated with system congestion, and costs associated with service recovery efforts, alternate transportation and customer claims. Congestion-related costs for the quarter include a $155 million after-tax charge for the resolution of customer claims. Although progress has been made in improving service, the Corporation expects these problems to continue to have an adverse impact on 1998 results. In addition, as a result of operating losses incurred by the Railroad and in order to fund its capital programs, the Corporation has incurred substantial incremental debt since December 31, 1997, most of which has been repaid with the proceeds of the issuance of the Convertible Preferred Securities (defined herein).
(See Changes in Financial Condition and Other Developments.) The timing of the

Corporation's retur n to profitability will be determined by how rapidly it is able to eliminate congestion and return to normal operations throughout its system.

FINANCIAL RESULTS
The Corporation reported a net loss of $419 million or $1.70 per diluted share for the second quarter of 1998, compared to 1997 net income of $216 million or $0.87 per diluted share. This earnings decrease resulted from continued congestion and service issues at the Railroad and a $262 million after-tax loss from discontinued operations associated with the planned sale of Overnite. Both periods included the impact of one-time SP merger-related costs for severance, relocation, and training of employees ($11 million and $27 million reduction in net income in 1998 and 1997, respectively). The operating ratio for the second quarter of 1998 was 106.1, which includes an estimated 26.2 points attributable to congestion costs (both lost business and incremental operating costs).  This compares to an operating ratio of
82.2 for the same period in 1997. Operating revenues decreased $283 million
(11%) to $2,362 million in 1998.   This decrease reflects slower system speed
and related crew shortages congestion, the impact of the ongoing Asian financial crisis on export markets and weak grain demand resulting from strong worldwide crops. Average commodity revenue per car (ARC) fell 2% to $1,128 per car, while total carloadings fell 10% to 2 million. Commodity revenue in 1998 fell 12% over the same period in 1997 as shown in the table below.

                          Commodity Revenue
                   Three Months Ended June 30, 1998          Versus 1997
                                Commodity
(Revenue in Thousands)    Cars      ARC    Revenue           Change     %
Agricultural              193,787 $1,506 $  291,850        $ (69,341)  (19)
Automotive                165,250  1,471    243,036           (8,119)   (3)
Chemicals                 226,710  1,691    383,406          (70,549)  (16)
Energy                    427,055  1,143    488,191           (6,926)   (1)
Industrial                346,254  1,350    467,380          (64,835)  (12)
Intermodal                636,441    592    376,709          (80,917)  (18)
                        --------- ------ ----------        ---------    --
 Total Commodity        1,995,497 $1,128 $2,250,572        $(300,687)  (12)


Agricultural Products: Commodity revenue fell 19% to $292 million. Carloadings declined 14% to approximately 194,000 cars, primarily the result of a 15% decrease in corn volumes due to soft export demand caused by strong foreign harvests (primarily in China), as well as the continueation of system velocity issues. Other agricultural products suffered from slow train cycles and related equipment shortages as well; wheat revenues and carloadings increased slightly over low 1997 results as warmer winter weather led to an early harvest. Average commodity revenue per car declined 6%, primarily the result of weak exports, which reduced the average length of haul by approximately
10% as business movements shifted from the Pacific Northwest to the Gulf
Coast region.

Automotive: Commodity revenue fell 3% to $243 million, while carloadings fell 1% to approximately 165,000 cars. Lower parts volumes (down 10%) led the decline in traffic, primarily the result of slow cycle times and diverted business due to service issues. This was partially offset by a 5% increase in finished vehicles, the result of strong Ford and Chrysler gains. Finished vehicle results were also affected by strike-related declines at GM, which reduced revenues by approximately $9 million and carloadings by approximately 7,000. Average commodity revenue per car declined 2%, resulting from the addition of new shorter haul Ford business and less long-haul Mexico parts business.

Chemicals: Carloadings declined 12% to approximately 227,000 cars and commodity revenue decreased 16% to $383 million. The decline in volume resulted principally from congestion-related diversions to other modes of transportation as well as to other rails. Rain in certain parts of the country lowered the demand for petroleum products, fertilizer and potash. In addition, the Asian crisis reduced demand for exports of soda ash while warm weather in some areas hurt demand for LP gas. Average commodity revenue per car declined 4% due to generally shorter hauls (storage-in-transit moves for plastic and growth in short-haul potash moves) and unfavorable product mix.

Energy (Primarily Coal): Commodity revenue fell 1% to approximately $488 million in 1998, driven by a 2% decrease in carloadings. Slow systems speeds, diversions of business to competing railroads and weak export markets led the decline, despite strong domestic demand. Average commodity revenue per car rose 1% to $1,143 as generally shorter hauls were offset by favorable product mix. Powder River Basin (PRB) train cycles rose slightly quarter-over-quarter, 24.4 in 1998 vs. 23.8 in 1997, and longer trains (118.5 cars/train in 1998 vs. 116.3 in 1997) boosted carloads by nearly 10,000 units over 1997. Most other mine locations posted declines, largely due to train cycle issues.

Industrial Products: Carloadings decreased 11%, while commodity revenue declined 12% to $467 million. Volume declines resulted primarily from equipment shortages and service, including diversions of traffic to other modes of transportation and to other rails. Other contributing factors were strong competition, the Mexican embargo (affecting appliances and consumer products) and capacity constraints (affecting cement production). Average commodity revenue fell 1% to $1,350, the result of offsetting double-digit gains and losses seen in various product lines.

Intermodal: Commodity revenue declined 18% to $377 million while carloadings fell 13% to 636,000 loads, the result of lower system speed and related diversions of traffic to BNSF and other rails, as well as weak exports. Average commodity revenue per car fell 6% due to unfavorable mix and a large volume of low ARC equipment repositioning moves due to equipment imbalances caused by the Asian crisis.

Consolidated operating expenses were $2,507 million, $332 million (15%) higher than the second quarter 1997 operating costs of $2,175 million. Higher operating costs reflect approximately $300 million of congestion-related costs. The impact of congestion was slightly offset by lower fuel costs, merger and cost reduction benefits and volume-related cost savings, as carloads were off 10% and gross-ton miles were down 8%.

Salaries, wages and employee benefits were $38 million (4%) higher than 1997, as net congestion-related costs and wage inflation (generated by the National Labor Agreement) were partially offset by merger consolidation benefits. Quarter-over-quarter, the work force levels were up slightly, as hiring exceeded merger-related reductions, attrition, and the effect of lower volumes.

Depreciation expense grew $5 million to $251 million due to UPC's continued reinvestment in new equipment and rail infrastructure. The Railroad spent over $2 billion on capital projects in 1997 and anticipates spending
$2.2 billion in 1998 of which $400 million will be merger-related.

Materials & Supplies costs for the quarter were up $12 million (10%) from second quarter 1997, reflecting higher material freight charges, and freight car and roadway machine material.

Fuel & Utilities expenses were down $51 million or 20% from 1997, reflecting lower fuel prices and congestion-related volume declines. A reduction in gross-ton miles quarter-over-quarter (down 8%) generated volume-related fuel savings of $18 million versus 1997. Prices were down 8.4 cents per gallon to
62.6 cents, saving $24 million. The fuel consumption rate of 1.418 gallons per thousand gross-ton miles improved 1% from last year's 1.429, lowering UP's fuel costs by $2 million.

Rent Expense was up $34 million (11%) versus 1997, as system congestion (which hindered car cycle times) combined with unfavorable rates (strong market demand for equipment) to drive up equipment rent costs. Congestion-related increases in car cycle times increased costs by $40 million, which was partially offset by volume-related savings of $27 million.

Other Costs, including purchased services, increased $294 million (85%) from 1997, primarily driven by the $250 million charge made in the second quarter for the resolution of customer claims. In addition, increased costs were seen in higher state and local taxes, overruns on contract services and legal expenses.

Consolidated operating income fell $615 million (131%) to a loss of $145 million in 1998, due to the factors mentioned above. Other income increased $34 million, primarily reflecting increased real estate sales and a recovery of funds from insurers related to first quarter 1997 flood damage. Interest expense increased $31 million, the result of higher debt levels and higher interest rates resulting from a the recent credit rating downgrade. Income taxes (excluding the tax impact of discontinued operations) decreased
$239 million to an income tax benefit of $111 million, primarily reflecting a loss before income taxes.


        Six Months Ended June 30, 1998 Compared to June 30, 1997

The Corporation reported a net loss of $481 million or $1.96 per diluted share for the six months ended June 30, 1998, compared to 1997 net income of $344 million or $1.39 per diluted share for the comparable period. Result s for 1998 reflect the effect of continued congestion and service issues at the Railroad and a $262 million loss from discontinued operations associated with the planned sale of Overnite. The Corporation reported a loss from continuing operations for the period of $223 million compared to income from continuing operations of $349 million in 1997. Both periods included the impact of one-time SP merger-related costs for severance, relocation, and training of employees ($29 million and $36 million reduction in net income in 1998 and 1997, respectively). Operating revenues were $4,690 million for the period versus $5,241 million in 1997, an 11% drop. These declines are the result of continued congestion and service issues at the Railroad.

Consolidated operating expenses for the period were $4,811 million, compared to $4,450 million for the same period in 1997, an increase of $361 million or 8%. Congestion-related costs and wage inflation, partially offset by net merger benefits and volume-related cost savings, caused salaries, wages and employee benefits to increase $71 million. Congestion was also a contributing factor, along with unfavorable rates, to an increase in equipment and other rents by $76 million. Fuel and utility costs fell $125 million (23%), principally the result of decreased volumes at the Railroad and a 12% decrease in fuel prices. Depreciation charges rose $10 million, primarily due to UPC's extensive capital spending on its equipment and rail infrastructure. Other costs increased $323 million, primarily driven by the approximately
$300 million charge made for the resolution of customer claims during the six month period.

Consolidated operating income fell $912 million (115%) to a loss of $121 million in 1998, due to the factors described above. Other income increased $19 million, primarily reflecting increased real estate sales. Interest expense increased $42 million, the result of higher debt levels and higher interest rates resulting from the recent credit rating downgrade. Income taxes (excluding the tax impact of discontinued operations) decreased
$363 million to an income tax benefit of $159 million, primarily reflecting lower income before income taxes.

           CHANGES IN FINANCIAL CONDITION AND OTHER DEVELOPMENTS

FINANCIAL CONDITION - For the six months ended June 30, 1998, cash from continuing operations was a $59 million, compared to $680 million in 1997. This $621 million decrease primarily reflects lower earnings and timing of working capital requirements due to the continuing congestion as well as merger consolidation spending.

Cash used in investing activities was $1,203 million in the first half of 1998 compared to $1,000 million in 1997. This increase primarily reflects higher capital spending on the former Southern Pacific lines.

Cash provided by equity and financing activities was $1,352 million in the first half of 1998 compared to $258 million in 1997. This change in cash principally reflects an increase in net financings of $2,403 million, offset by increased debt repaid of $1,330 million. The ratio of debt to debt plus equity decreased to 48.4% at June 30, 1998, compared to 50.9% at December 31, 1997 and 50.8% at June 30, 1997. This change resulted from the private placement of the Convertible Preferred Securities described below, which are considered as equity in the calculation of the ratio of debt to debt plus equity, somewhat offset by increased debt levels.

On April 1, 1998, the Corporation completed a private placement of $1.5 billion of 6-1/4% preferred securities of Union Pacific Capital Trust, a statutory business trust sponsored by the Corporation, which securities are convertible into common stock of the Corporation at an initial conversion price of $68.90 (the Convertible Preferred Securities). Proceeds from the sale of the securities were used for repayment of borrowings. (See "Part II.
OTHER INFORMATION; Item 2. Changes in Securities and Use of Proceeds.")

The Convertible Preferred Securities are presented as a separate line item in the consolidated balance sheet as of June 30, 1998 between liabilities and equity and appropriate disclosures are included in the notes to the financial statements. (See Footnote 6.) For financial reporting purposes, the Corporation has recorded distributions payable on the Convertible Preferred Securities as a financing charge to earnings in the statement of consolidated income.

In July, 1998 the Corporation entered into a new credit facility which increased its total lines of credit to $4 billion.


                              OTHER MATTERS

Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income"
(FAS 130) that is effective for all periods in 1998, including interim periods. UPC has adopted the provisions of FAS 130 effective January 1, 1998. The components of comprehensive income include, among other things, changes in the market value of futures contracts which qualify for hedge accounting and a net loss recognized as an additional pension liability but not yet recognized as net periodic pension cost. The impact of adopting FAS 130 for the six months ended June 30, 1998 was approximately $2 million.

Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" that is effective in 1998. The Corporation currently complies with the provisions of this Statement.

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132) that is effective in 1998. FAS 132 revises and standardizes disclosures required by FAS 87, 88, and 106. Restatement of the retirement plans footnote will be required for all earlier periods presented in comparative financial statements at December 31, 1998.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) that will be effective in 2000. Management has not yet determined the effect, if any, FAS 133 will have on UPC's consolidated financial statements.

Commitments and Contingencies -There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. Certain customers have submitted claims for damages related to the delay of shipments by the railroad as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. In the second quarter of 1998, the Corporation took a $155 million after-tax charge for the resolution of customer claims. UPC will continue to evaluate the adequacy of its reserves for claims and may add to such reserves if appropriate.

The Railroad is also party to certain regulatory proceedings before the Surface Transportation Board of the U.S. Department of Transportation (STB). One proceeding pertains to rail service problems in the western United States. As an outgrowth of this proceeding, the STB issued an emergency service order imposing certain temporary measures on the Railroad designed, among other things, to reduce congestion on the Railroad's lines in the Houston, Texas
area.   On July 31, 1998, the STB terminated the emergency service order.
The STB kept in place the requirement that the Railroad report certain service data, which the Railroad had acknowledged the STB had the authority to impose under a provision of the Interstate Commerce Act separate from the emergency service provision. The STB also prescribed, under another statutory provision separate from the emergency service provision, a 45-day "wind-down" period during which certain rights that the Texas Mexico Railway Company (Tex Mex) and BNSF had received under the emergency service order to handle UP traffic in Houston would be continued. A second proceeding, initiated under the STB's continuing oversight jurisdiction with respect to the Corporation's acquisition of Southern Pacific and consolidation of Southern Pacific with UPRR (and separate from the STB's regularly scheduled annual proceeding to review the implementation of the merger and the effectiveness of the conditions that the STB imposed on it), is for the purpose of considering the justification for and advisability of any proposals for new remedial conditions to the merger as they pertain to service in the Houston, Texas/Gulf Coast area. Various parties have filed applications in this proceeding seeking the imposition of additional conditions to the merger including, among other things, the granting of overhead trackage rights on certain of the Railroad's lines in Texas, "neutral switching supervision" on certain of the Railroad's branch lines, the opening to other railroads and switching by a "neutral switching company" of numerous industries now exclusively served by the Railroad in the Houston area, and the compulsory sale or lease to other carriers of certain of the Railroad's lines and facilities. The Railroad believes that the applications are without merit and intends to contest them vigorously. In addition, the STB has initiated various inquiries and formal rulemaking proceedings regarding certain elements of rail regulation following two days of hearings by the STB at the request of two members of Congress and in response to shippers' expressions of concern regarding railroad service quality, railroad rates and allegedly inadequate regulatory remedies. There can be no assurance that the proposals advanced by parties in the remedial conditions proceeding or the proceedings initiated in response to the rail regulation hearings will not be approved in some form. Should the STB or Congress take aggressive action in the rail regulation proceedings (e.g., by making purportedly competition-enhancing changes in rate and route regulation and "access" provisions), the adverse effect on the Railroad and other rail carriers could be material.

The Corporation is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. In addition, the Corporation periodically enters into financial and other commitments and has retained certain contingent liabilities upon the disposition of formerly-owned operations.

In addition, UPC and certain of its officers and directors are currently defendants in two purported class action securities lawsuits. The class action suits allege, among other things, that management failed to properly disclose the Railroad's service and safety problems and thereby issued materially false and misleading statements concerning the merger with SP and the safe, efficient operation of its rail network. Because both the size of the class and the damages are uncertain, UPC and the Railroad are unable at this time to determine the potential liability, if any, which might arise from these lawsuits. Management believes that these claims are without merit and intends to defend them vigorously.

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

Year 2000 - In 1995, UPC began modifying its computer systems to process transactions involving the year 2000 and beyond. Costs to convert these systems, estimated to total $61 million, are expensed as incurred. At June 30, 1998, approximately 70% of the Corporation's systems have been modified, and the majority of the remaining systems are expected to be modified by year-end 1998. During 1999, systems will be tested to assure compliance with year 2000 requirements.

UPC is in the process on contacting entities with whom it exchanges data to determine the status of their year 2000 modifications efforts. In addition, the Corporation is working with vendors who supply equipment and/or software that could experience year 2000 problems.

The Corporation believes its systems will be successfully and timely modified. However, failure to do so or failure on the part of third parties with whom UPC does business could materially impact operations and financial results for the year 2000.



                          CAUTIONARY INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Corporation with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.
Such forward-looking information may include, without limitation, statements that the Corporation does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Corporation's financial results. Such forward-looking information is or will be based on information available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to whether the Corporation is fully successful in overcoming its congestion-related problems and implementing its service recovery plans and other financial and operational initiatives, industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions, changes in fuel prices, labor strikes, the impact of year 2000 systems problems and the ultimate outcome of shipper claims related to congestion, environmental investigations or proceedings and other types of claims and litigation.

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

The Corporation addresses market risk related to these instruments by selecting instruments whose value fluctuations correlate highly with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and periodic settlements. The total credit risk associated with the Corporation's counterparties was $32 million at June 30, 1998. The Corporation has not been required to provide, nor has it received, any collateral relating to its hedging activities.

The fair market value of the Corporation's derivative financial instrument positions at June 30, 1998 was determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable zero coupon U.S. Treasury rate and swap spread.

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

At June 30, 1998, the Corporation had outstanding interest rate swaps on $257 million of notional principal amount of debt (3% of the total debt portfolio) with a gross fair market value asset position of $32 million and a gross fair market value liability position of $30 million. These contracts mature over the next one to seven years. Interest rate hedging activity had no significant effect on interest expense in the second quarter of 1998 and increased interest expense by $1 million in the second quarter of 1997.

Fuel - Over the past three years, fuel costs approximated 10% of the Corporation's total operating expenses. As a result of the significance of the fuel costs and the historical volatility of fuel prices, the Railroad periodically use swaps, futures and forward contracts to mitigate the impact of fuel price volatility. The intent of this program is to protect the Corporation's operating margins and overall profitability from adverse fuel price changes.

At June 30, 1998, the Railroad had hedged 50% of its estimated remaining 1998 diesel fuel consumption at $0.51 per gallon, on a Gulf Coast basis. At
June 30, 1998, the Railroad had outstanding swap agreements covering its fuel purchases of $164 million, with gross and net liability positions of $34 million. Fuel hedging increased second quarter 1998 fuel expense by $20 million and second quarter 1997 fuel expense by approximately $1 million.
For the six months ended June 30, fuel hedging increased 1998 fuel expense by $34 million and 1997 fuel expense by $1 million.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

SOUTHERN PACIFIC ACQUISITION: As previously reported, various appeals have been filed with respect to the STB's August 12, 1996 decision (the Decision) approving the acquisition of control of Southern Pacific by the Corporation. All of the appeals have been consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument in the case is scheduled for September 11, 1998. Various appellants have withdrawn their appeals, leaving only BNSF, the Western Coal Traffic League (WCTL) and the City of Reno, Nevada with appeals pending. On April 10, 1998, WCTL filed a motion to vacate and remand the Decision in light of a proceeding the STB commenced on March 31, 1998, under its continuing oversight jurisdiction over the merger, to consider whether any additional conditions are justified and should be imposed to deal with service problems in the Houston/Gulf Coast area. That motion was denied by the court on May 22, 1998. The Corporation believes that it is unlikely that the disposition of the remaining appeals will have a material adverse impact on its consolidated financial condition or its results of operations.

SHIPPER CLAIMS: Certain customers have submitted claims for damages related to the delay of shipments by the Railroad as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. While the Corporation does not believe that such claims will have a material adverse effect on its consolidated financial condition, it is not possible to determine fully the effects of all asserted and unasserted claims. In the second quarter of 1998, the Corporation took a $155 million after-tax charge for the resolution of customer claims. UPC will continue to evaluate the adequacy of its reserves for claims and may add to such reserves if appropriate.

RAIL SERVICE PROCEEDINGS AND RELATED MATTERS: As previously reported, the Railroad was subject to an emergency service order issued by the STB on October 31, 1997, as an outgrowth of a proceeding initiated by the STB on October 2, 1997 to investigate rail service problems in the western United States. The original service order, as subsequently modified and extended, among other things imposed several temporary measures designed to reduce congestion on the Railroad's lines in the Houston area. On July 31, 1998, the STB terminated the emergency service order. The STB kept in place the requirement that the Railroad report certain service data, which the Railroad had acknowledged the STB had the authority to impose under a provision of the Interstate Commerce Act separate from the emergency service provision.
The STB also prescribed, under another statutory provision separate from the emergency service provision, a 45-day "wind-down" period during which certain rights that Tex Mex and BNSF had received under the emergency service order to handle UP traffic in Houston would be continued.

Also as previously reported, on March 31, 1998, the STB initiated a proceeding under its continuing oversight jurisdiction with respect to the merger of the Corporation and Southern Pacific to consider proposals for new remedial conditions to the merger as they pertain to service in the Houston, Texas/Gulf Coast area. This proceeding, which is separate from the STB's regularly scheduled annual proceeding to review the implementation of the merger and the effectiveness of the conditions that the STB imposed on it, was initiated in response to submissions by Tex Mex, Kansas City Southern Railway Company
(KCS)
and the Greater Houston Partnership (GHP), proposing that the Railroad be directed to transfer certain lines and facilities in the Gulf Coast region to other rail carriers, that a "neutral" switching operation be established in the greater Houston area and that provisions in the STB's emergency service order that expanded Tex Mex's right to handle traffic to and from Houston be adopted permanently. The STB's decision announcing the proceeding established a procedural schedule for the submission of evidence, replies and rebuttal. Separately from this proceeding, a shortline railroad, the Arkansas, Louisiana and Mississippi Railroad (AL&M), has filed a request that an additional condition be imposed on the merger allowing AL&M to interchange with BNSF.

On July 8, 1998, various parties filed applications for conditions in the remedial conditions proceeding. For example, BNSF sought trackage rights over UPRR's line between San Antonio and Laredo, Texas, trackage rights on UPRR's line between Taylor and Milano, Texas, "neutral switching supervision" on certain branches in the Houston and Beaumont areas, and a variety of other conditions. KCS and Tex Mex, in a joint filing with the Railroad Commission of Texas, the Chemical Manufacturers Association, the Society of the Plastics Industry and several other parties, sought a number of conditions, including the opening to other railroads and switching by a "neutral switching company" of numerous industries now exclusively served by UPRR in the Houston area, the compulsory sale or lease to Tex Mex of a UPRR yard in Houston, the compulsory sale to Tex Mex of a former SP line between Rosenberg and Victoria, Texas, the compulsory transfer to KCS and Tex Mex of UPRR's Beaumont Subdivision between Houston and Beaumont in exchange for a track that KCS and Tex Mex propose to construct on the right-of-way of the SP line between those cities, and the adoption on a permanent basis of the provision of the emergency service order allowing Tex Mex to handle traffic moving between Houston and points other than Tex Mex's own lines, and of certain other provisions of that order. A number of shippers, including Dow Chemical Company, Formosa Plastics Corporation and E.I. DuPont de Nemours and Company, also individually sought various conditions. UPRR's response in opposition to the condition requests is due on September 18, 1998. UPRR believes that the applications are without merit and intends to contest them vigorously.

There can be no assurance that the proposals advanced by BNSF, Tex Mex, KCS, GHP or other parties in the remedial conditions proceeding or other condition requests such as the request of AL&M will not be approved in some form.

RAIL ACCESS AND COMPETITION: As previously reported, the STB, acting pursuant to requests from two members of Congress and responding to shippers' concerns about railroad service quality, railroad rates and allegedly inadequate regulatory remedies, issued a decision on April 17, 1998, following two days of hearings, which opened inquiries into certain elements of rail regulation. The STB noted that no parties to the hearings had shown how aggressive remedies designed to produce lower rates and enhance competition would permit the industry to cover system costs and support reinvestment. Nevertheless, it (i) directed a panel of disinterested economic experts to recommend appropriate standards to measure railroad revenue adequacy, which is used to determine whether rates are lawful (this portion of the decision was subsequently modified to permit, as an alternative, discussions of this issue between railroad and shipper representatives); (ii) initiated a rulemaking proceeding to consider revisions to "competitive access" regulations in order to address quality of service issues; (iii) ordered interested parties to identify modifications to regulations governing access on non-service-related grounds; (iv) began a rulemaking proceeding to consider eliminating product and geographic competition as factors to be considered in deciding whether a railroad has market dominance over rail traffic;
(v) ordered large and small railroads to negotiate arrangements that would increase the role of short-line rail carriers; and (vi) directed the railroads to establish "formalized dialogue" immediately with large and small shippers and rail labor. The rulemakings described in clauses (ii) and (iv) of the preceding sentence are pending. Meetings between railroad and shipper representatives under the supervision of an administrative law judge on the topics described in clauses (i) and (iii) of the foregoing sentence have failed to produce agreement, as have discussions between representatives of the large railroads and smaller railroads on the topics described in clause (v). The dialogues described in clause (vi) of the foregoing sentence are ongoing. Should the STB or Congress take aggressive action, (e.g., by making purportedly competition-enhancing changes in rate and route regulation and "access" provisions), the adverse effect on the Railroad and other railroads could be material.

DERIVATIVE LITIGATION: As previously reported in the Corporation's 1997 Annual Report on Form 10-K, certain current and former directors of the Corporation had been named as defendants in a purported derivative action filed on behalf of the Corporation in the Federal District Court for the Northern District of Texas in late 1997. The derivative action alleged, among other things, that the named current and former directors breached their fiduciary duties to the Corporation by approving the mergers of Southern Pacific and Chicago and North Western Transportation Company into the Corporation without ensuring that the Corporation or UPRR had adequate systems in place to integrate effectively those companies into the operations of the Corporation and UPRR. The derivative action was voluntarily dismissed by the plaintiffs, without prejudice, on May 26, 1998.

LABOR MATTERS: As previously reported, the General Counsel of the National Labor Relations Board ("NLRB") is seeking a bargaining order remedy in 15 cases involving Overnite where a Teamsters local union lost a representation election. These cases are pending before the NLRB. By decision dated April 10, 1998, an administrative law judge recommended that bargaining orders be issued in four locations. Overnite has appealed this decision to the NLRB, and the cases involving the remaining locations are currently being tried. Overnite believes it has substantial defenses to these cases and intends to continue to defend them aggressively.

ENVIRONMENTAL MATTERS: The Railroad has received approximately 20 Notices of Violation (NOVs) from the South Coast Air Quality Management District
(the District) relating to fumes emitted from idling diesel locomotives at Slover siding near the Railroad's yard in West Colton, California. Trains awaiting crews or room to enter the West Colton yard have been parked at Slover siding with their engines running for various amounts of time, causing exhaust fumes to enter the backyards and homes of residents living along the siding. The District has cited the Railroad for creating a public nuisance pursuant to the California Health and Safety Code and the District's regulations. Each violation carries a maximum civil penalty of $25,000 per day, which may be increased in some circumstances to $50,000 per day. The Railroad has modified its operating procedures for trains entering the West Colton yard to reduce the problem and may enter into a stipulation with the District. The Railroad expects to settle the NOVs for an amount that is less than the maximum permitted by law, but the exact amount cannot be determined at this time.


Item 2.  Changes in Securities and Use of Proceeds.

On April 1, 1998, Union Pacific Capital Trust (the Trust), a statutory business trust formed under the laws of the State of Delaware and a subsidiary of the Corporation, closed a private placement of $1.5 billion in aggregate amount of 6-1/4% Convertible Preferred Securities (the Convertible Preferred Securities), with a liquidation amount of $50 per each of the Convertible Preferred Securities. Each of the Convertible Preferred Securities is convertible, at the option of the holder thereof, into shares of UPC's common stock, par value $2.50 per share (the UPC Common Stock), at the rate of 0.7257 shares of UPC Common
Stock for each of the Convertible Preferred Securities, equivalent to a conversion price of $68.90 per share of UPC Common Stock, subject to adjustment under certain circumstances. The Corporation owns all of the common securities of the Trust.

The initial purchasers of the Convertible Preferred Securities (the Initial Purchasers) were Credit Suisse First Boston Corporation; Merrill Lynch,
Pierce, Fenner & Smith Incorporated; Smith Barney Inc.; and Schroder & Co. Inc. The Initial Purchasers resold 29,909,600 of the Convertible Preferred Securities (the QIB Securities) to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended
(the Securities Act), and 32,900 of the Convertible Preferred Securities
(the IAI Securities) to a limited number of institutional "accredited investors," as such term is defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act. The QIB Securities were sold for their liquidation amount of $50 each or $1,495,480,000 in the aggregate, and the IAI Securities were sold for their liquidation amount of $50 each or $1,645,000 in the aggregate. In connection with the purchase of the QIB Securities and the IAI Securities, the Corporation paid the Initial Purchasers a commission equal to 2.25% of the purchase price of each of the QIB Securities and the IAI Securities, or $33,648,300 and $37,012.50, respectively, in the aggregate. In addition to sales of the QIB and IAI Securities, the initial purchasers also sold 57,500 of the Convertible Preferred Securities outside the United States to certain persons other than U.S. persons in reliance on Regulation S under the Securities Act, as previously reported in the Corporation's Current Report on Form 8K, filed on April 20, 1998.

On July 24, 1998, the Corporation and the Trust filed a Registration Statement on Form S-3, Registration No. 333-51617 (the Registration Statement), to register the resale, under the Securities Act of 1933, as amended, of the Convertible Preferred Securities, the Corporation's Convertible Junior Subordinated Debentures due 2028 (the Convertible Debentures), which may be distributed under certain circumstances to the holders of the Convertible Preferred Securities, and the shares of the Corporation's common stock, par value $2.50 per share, issuable upon conversion of the Convertible Preferred Securities and the Convertible Debentures, by the holders of the Convertible Preferred Securities named in the Prospectus which forms a part of the Registration Statement. The Registration Statement was declared effective by the Securities and Exchange Commission on July 28, 1998.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         11            Computation of earnings per share.

         12             Computation of ratio of earnings to fixed charges.

         27             Financial data schedule.

         27.1 Financial data schedule (restated for the quarter ended March 31, 1998).

         27.2 Financial data schedule (restated for the quarters ended March 31, June 30, and September 30, 1997).

         27.3 Financial data schedule (restated for the years ended December 31, 1997, 1996, and 1995).

         27.4 Financial data schedule (restated for the quarters ended March 31, June 30, and September 30, 1996).

(b)       Reports on Form 8-K

On April 1, 1998, UPC filed a Current Report on Form 8-K announcing the completion of the private placement of $1.5 billion of 6-1/4% preferred securities of a statutory business trust sponsored by the Corporation, to provide financial flexibility in funding its capital improvement programs and restoring quality service to its customers.

On April 20, 1998, UPC filed a Current Report on Form 8-K providing additional details regarding the private placement of $1.5 billion of 6-1/4% preferred securities of a statutory business trust sponsored by the Corporation.

On April 23, 1998, UPC filed a Current Report on Form 8-K announcing first quarter 1998 results.

On May 29, 1998, UPC filed a Current Report on Form 8-K announcing UPC's expectation of a loss from continuing operations in the second quarter of 1998.

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 11, 1998



                                  UNION PACIFIC CORPORATION
                                          (Registrant)

                                  /s/ John J. Koraleski
                                  ---------------------
                                  John J. Koraleski
                                  Controller
                                  (chief accounting officer and
                                   duly authorized officer)


        EXHIBIT INDEX


                         UNION PACIFIC CORPORATION

                               EXHIBIT INDEX



Exhibit No.                        Description


        11         Computation of Earnings Per Share

        12         Computation of Ratio of Earnings to Fixed Charges

        27         Financial Data Schedule

        27.1 Financial data schedule (restated for the quarter ended March 31, 1998).

        27.2 Financial data schedule (restated for the quarters ended March 31, June 30, and September 30, 1997).

        27.3 Financial data schedule (restated for the years ended December 31, 1997, 1996, and 1995).

        27.4 Financial data schedule (restated for the quarters ended March 31, June 30, and September 30, 1996).