Form 10-K405
period 1998-12-31
UNION PACIFIC CORP
filed 1999-03-25
CIK 100885

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------

                                   FORM 10-K

(Mark One)
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [X]          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the fiscal year ended December 31, 1998
                                      OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [ ]          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from _________ to _________

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

        Yes   X      No ______
            -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

                      ___________________________________

     As of February 26, 1999 the aggregate market value of the registrant's Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was approximately $10,973,121,951.

     The number of shares outstanding of the registrant's Common Stock as of February 26, 1999 was 247,579,048.

     Portions of the following documents are incorporated by reference into this
Report: (1) registrant's Annual Report to Shareholders for the year ended December 31, 1998 (Parts I, II and IV); and (2) registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 16, 1999 (Part III).

                                    PART I
                                    ------


ITEM 1. BUSINESS AND ITEM 2. PROPERTIES
        --------             ----------

DISCUSSION OF SIGNIFICANT EVENTS AND OPERATIONS
-----------------------------------------------

     Union Pacific Corporation (UPC, the Corporation or the Company), incorporated in Utah in 1969, consists of two major transportation segments, rail and trucking, operating principally in the United States.

     The Corporation's largest segment is Union Pacific Railroad Company (UPRR), including as of May 1, 1995, Chicago and North Western Transportation Company
(CNW), and as of October 1, 1996, Southern Pacific Rail Corporation (Southern Pacific or SP) (collectively the Railroad). The Railroad is a Class I railroad that operates the largest rail system in the United States. The Corporation finalized the integration of CNW in 1996 and expects to complete the integration of the operations of Southern Pacific over the next three years.

     The Corporation's other major line of business is truck transportation. Overnite Transportation Company (Overnite or OTC), a major interstate trucking company specializing in less-than-truckload (LTL) shipments, serves all 50 states and portions of Canada and Mexico through 165 service centers located throughout the United States.

CORPORATE REORGANIZATION

In 1998, UPC continued implementing its strategy of refocusing on its core rail transportation business. The implementation of this strategy began with the 1994 sale of USPCI, Inc., the Corporation's waste-management business. Since then, the Corporation disposed of its oil and gas operations, sold its logistics business and attempted to sell its trucking operations. At the same time, the Corporation invested heavily in rail assets creating the largest rail system in the United States. The Corporation's rail investments included the 1995 purchase of CNW the nation's eighth largest railroad, the 1996 acquisition of Southern Pacific the country's sixth largest railroad, and the 1997 investment in the Pacific-North and Chihuahua Pacific lines in Mexico.

Key strategic transactions in 1998, 1997 and 1996 were as follows:

OVERNITE DIVESTITURE - In May 1998, the Corporation's Board of Directors approved a formal plan to divest UPC's investment in Overnite through an initial public offering (IPO). UPC recorded a $262 million after-tax loss from discontinued operations in the second quarter of 1998 to provide for the expected loss from the sale of Overnite (see Note 1 to the Corporation's consolidated financial statements, which are incorporated by reference in Item 8 of this Report on Form 10-K (the financial statements)). During the second half of 1998, UPC attempted to sell Overnite. However, market conditions deteriorated in the third quarter of 1998 to the point that UPC decided not to consummate the IPO. UPC also pursued a sale of OTC to strategic buyers. Based upon market conditions, a divestiture of OTC within the one-year time frame prescribed by generally accepted accounting principles (GAAP) for classification as discontinued operations was no longer reasonably assured. As a result, in the fourth quarter of 1998, the Corporation reclassified Overnite's results to continuing operations and reversed the $262 million loss from discontinued operations. In the fourth quarter of 1998, the Corporation also recorded a $547 million pre-and after-tax charge to reflect an impairment of Overnite's goodwill that was recorded in continuing operations. Previously reported results for the second and third quarters of 1998 have been restated to reflect Overnite's earnings in continuing operations.

SKYWAY - In November 1998, the Corporation completed the sale of Skyway Freight Systems, Inc. (Skyway), a wholly-owned subsidiary. Skyway provided contract logistics and supply chain management services. The proceeds were used to repay outstanding debt. The sale of Skyway generated a net, after-tax loss of $50 million, of which $40 million was recognized in the fourth quarter of 1997 (see Notes 3 and 13 to the consolidated financial statements).

MEXICAN RAILWAY CONCESSION - During 1997, the Corporation's rail subsidiary, UPRR, and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The Railroad holds a 13% ownership share and has accounted for its interest on the equity method. The consortium assumed operational control of both lines in 1998. In January 1999, the Corporation signed a letter of intent to acquire an additional 13% ownership interest.

SOUTHERN PACIFIC - UPC consummated the acquisition of Southern Pacific in September 1996. SP was acquired for $4.1 billion (60% of the outstanding Southern Pacific common shares were converted into UPC common stock, and the remaining 40% of the outstanding shares were acquired for cash). UPC initially funded the cash portion of the acquisition with credit facility borrowings, all of which have been subsequently refinanced with other borrowings. The acquisition of Southern Pacific has been accounted for using the purchase method. During 1998, UPC continued its integration of SP's rail operations. This process is expected to be completed over the next three years (see Note 2 to the consolidated financial statements).

RESOURCES - In July 1995, the Corporation's Board of Directors approved a formal plan to divest UPC's natural resources business, Union Pacific Resources Group Inc. (Resources), through an IPO by Resources, followed by a pro-rata distribution of Resources shares owned by the Corporation to its stockholders (the Spin-Off). The IPO of 42.5 million Resources shares at $21.00 per share was completed in October 1995, and in September 1996, the Corporation's Board of Directors declared a special dividend consisting of the shares of Resources common stock owned by UPC. Resources' results have been reported as discontinued operations in the Corporation's 1996 financial statements.

SERVICE ISSUES

The Corporation's results in 1998 continued to be adversely affected by the congestion on the Railroad's system that began in the third quarter of 1997. However, the Railroad's service recovery efforts resulted in significant improvements in operating and financial results beginning in the latter half of the year.

SERVICE RECOVERY - Congestion in and around Houston and the coastal areas of Texas and Louisiana (the Gulf Coast region) began in the third quarter of 1997. System congestion started in the Gulf Coast region and spread throughout the system during the third and fourth quarters of 1997, and continued to adversely affect the Railroad's operations and financial results in 1998. In response to its operational difficulties, the Railroad adopted certain measures beginning in 1997 designed to alleviate the congestion problems and improve the efficiency and flexibility of rail operations. To ease system congestion, the Railroad focused on reducing the number of cars on the system and restoring system velocity by hiring additional train and engine employees, accelerating and expanding locomotive purchases and leases, improving management of train crews, and using outside carriers for haulage and train switching in congested areas. In 1998, these efforts were supplemented by the institution of directional running in parts of the Gulf Coast region, establishment of a joint dispatching center in Texas, and extensive track maintenance and capacity expansion efforts in UPRR's Central Corridor and southern tier. While in some cases the Railroad's actions temporarily slowed service, they have resulted in improved system velocity. Also in 1998, UPRR instituted several key initiatives including a new long-term strategy to improve the effectiveness of the organization. This effort is focused on culture change, business process improvement and decentralization, each of which is designed to improve customer satisfaction, increase employee involvement and improve operational efficiency and financial results. The combination of all of the steps described above (the Service Recovery Process) has allowed the Railroad to alleviate congestion and improve operations throughout the UPRR system. However, despite these improvements, the Railroad's operations and financial results were significantly impacted by congestion in 1998.

WEATHER AND OTHER CONGESTION ISSUES - During 1998, service in the Railroad's Central Corridor between Chicago and Utah was slowed by track maintenance and capacity expansion work that is expected to be completed during 1999. UPRR also experienced congestion on its lines in northern California, in the Los Angeles Basin and on the Sunset Route west of El Paso, Texas. This was caused in part by two derailments that occurred in July 1998, tight crew supply and limited track capacity in that region, and the learning curve associated with the integration of the computer system of Southern Pacific in the region with the Railroad's computer system that commenced in July 1998. The Railroad alleviated this congestion by various measures, including temporarily rerouting trains from this region to other portions of its system. Late in the third quarter and early in the fourth quarter of 1998, the Railroad's operations were also adversely affected by severe weather in the southern portion of its system, including

Hurricane Georges, which disrupted operations in New Orleans and other parts of Louisiana at the end of September, heavy rains that moved from northern Texas through Oklahoma and into the Kansas City area in early October, heavy rains that resulted in severe flooding in central and southern Texas later in October, and heavy rains and flooding across parts of Oklahoma and Kansas in early November. The Railroad was able to respond quickly to these problems by rerouting traffic, repairing damages caused by washouts and restoring service without severe or lengthy disruptions to the Railroad's operations, which reflected the success of the Railroad's Service Recovery Process in addressing service and congestion problems. Despite these external difficulties, the Railroad was able to recoup the financial loss generated in the first half of 1998 and reported net income for the full year of 1998.

OPERATIONS

A description of UPC's two major transportation segments, rail and trucking, which operate principally in the United States, follows.

RAIL

OPERATIONS - The Railroad is the largest rail system in the United States, with nearly 34,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and (primarily through interline connections) Canadian borders.

     The Railroad is subject to price and service competition from other railroads, motor carriers and barge operators. The Company's main rail competitor is Burlington Northern Santa Fe Corporation and its rail subsidiary, The Burlington Northern and Santa Fe Railway Company (BNSF), which manages the nation's second largest Class I railroad and operates parallel routes in many of the Company's main traffic corridors. In addition, the Company's operations are conducted in corridors served by other competing railroads and by motor carriers. Motor carrier competition is particularly strong for intermodal traffic. Because of the proximity of the Railroad's routes to major inland and Gulf Coast waterways, barge competition can be particularly pronounced, especially for grain and bulk commodities.

     Major categories of freight hauled by the Railroad are agricultural products, automotive, chemicals, energy (primarily coal), industrical products and intermodal. Percentages of revenue ton-miles and commodity revenue for the major commodities hauled by the Railroad are presented on page 49 of the 1998 Annual Report to Shareholders (Annual Report) and are incorporated herein by reference.

EMPLOYEES - Union Pacific Corporation employs approximately 65,000 people. Approximately 87% of the Railroad's 53,000 employees are represented by rail unions. During 1996, nearly all of UPRR's unionized workforce ratified five-year national agreements, which include a combination of general wage increases and lump-sum payments. In addition, the agreements provide for increased flexibility in work rules. Under the conditions imposed by the Surface Transportation Board of the U.S. Department of Transportation (STB) in connection with the Southern Pacific acquisition, labor agreements between the Railroad and the unions representing SP employees must be negotiated before the UPRR and SP rail systems can be fully integrated. To date, the Railroad has successfully reached agreements with the shopcraft, carmen, clerical and maintenance-of-way unions. The negotiations with the operating crafts are proceeding on schedule. The terms of ratified and pending labor agreements are not expected to have a material adverse effect on the Corporation's results of operations. The current national bargaining agreement will end in 2000. The Corporation expects notices for negotiations to be served in November 1999.

     A separate Annual Report on Form 10-K for the year ended December 31, 1998, will be filed by UPRR and will contain additional information concerning that company.

TRUCKING

OPERATIONS - The Corporation's other major line of business is truck transportation. Overnite, a major interstate trucking company specializing in LTL shipments, serves all 50 states and portions of Canada and Mexico through 165 service centers located throughout the United States. Overnite transports a variety of products, including machinery, tobacco, textiles, plastics, electronics and paper products. Overnite experiences intense service and price competition from both regional and national motor carriers.

EMPLOYEES - As the nation's largest predominantly non-union single operating trucking company, Overnite is periodically targeted by major labor organization efforts instituted by the International Brotherhood of Teamsters (Teamsters) at many of its service centers. Since year-end 1994, OTC has received 89 petitions for union elections at 66 of its 165 service centers. Twenty-one service centers, representing approximately 14% of Overnite's nationwide workforce, voted for union representation, and the Teamsters have been certified and recognized as the bargaining representative for such employees. Elections affecting approximately 400 additional employees are unresolved, and there are no elections currently scheduled. To date, Overnite has not entered into any collective bargaining agreements with the Teamsters; however, the Company is engaged in collective bargaining negotiations over union contract demands at the 21 represented locations.

OPERATIONAL INITIATIVES - During 1998, 1997 and 1996, Overnite benefited from several initiatives aimed at better matching its operations to the current trucking industry environment. These actions included workforce reductions, service center consolidations, centralization of the linehaul management process and pricing initiatives targeting Overnite's lowest margin customers. OTC has also benefited from growth in its customer base generated by continuing improvements in its service levels.

OTHER INFORMATION

Additional information for UPC's principal business segments is presented on pages 4 through 15, in Note 1 to the consolidated financial statements on pages 36 through 39, and on pages 49 and 50 of the Annual Report, and such information (excluding photographs on pages 4 through 15, none of which supplements the text and which are not otherwise required to be disclosed herein) is incorporated herein by reference. The map of the Corporation's operations on pages 52 and 53 of the Annual Report is also incorporated herein by reference.

GOVERNMENTAL REGULATION - UPC's operations are currently subject to a variety of Federal, state and local regulations. The most significant areas of regulation are described below. See also the discussion of certain regulatory proceedings in "Item 3. Legal Proceedings", which is incorporated herein by reference.

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

ENVIRONMENTAL REGULATION - Subsidiaries of UPC are subject to various environmental statutes and regulations, including the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), and the Clean Air Act (CAA).

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

     CERCLA was designed to establish a strategy for cleaning up facilities at which hazardous waste or other hazardous substances have created actual or potential environmental hazards. The EPA has designated certain facilities as requiring cleanup or further assessment. Among other things, CERCLA authorizes the Federal government either to clean up such facilities itself or to order persons responsible for the situation to do so. The act created a multi-billion dollar fund to be used by the Federal government to pay for such cleanup efforts. In the event the Federal government pays for such cleanup, it will seek reimbursement from private parties upon which CERCLA imposes liability.

     CERCLA imposes strict liability on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment. It also imposes strict liability on the generators of such waste and the transporters of the waste who select the disposal or treatment sites. Liability may include cleanup costs incurred by third persons and damage to publicly owned natural resources. UPC's subsidiaries are subject to potential liability under CERCLA as owners or operators of facilities at which hazardous substances have been disposed of, or as generators or transporters of hazardous substances disposed of at other locations. Some states have enacted, and other states are considering enacting, legislation similar to CERCLA. Certain provisions of these acts are more stringent than CERCLA. States that have passed such legislation are currently active in designating more facilities as requiring cleanup and further assessment.

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

     Information concerning environmental claims and contingencies and estimated attendant remediation costs is set forth in Note 12 to the consolidated financial statements on page 48 of the Annual Report. Such information is incorporated herein by reference.

CAUTIONARY INFORMATION - Certain information included in this report contains, and other materials filed or to be filed by the Corporation with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Corporation does not expect that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections or predictions as to the Corporation's financial or operational results. Such forward-looking information is or will be based on information available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, whether the Corporation is fully successful in recovering from the effects of the Railroad's congestion-related problems and implementing its financial and operational initiatives, industry competition and legislative and/or regulatory developments, natural events such as severe weather, floods and earthquakes, the effects of adverse general economic conditions, changes in fuel prices, labor strikes, the impact of year 2000 systems problems and the ultimate outcome of shipper claims related to congestion, environmental investigations or proceedings and other types of claims and litigation.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

SOUTHERN PACIFIC ACQUISITION
----------------------------

On August 12, 1996, the STB served a decision (the Decision) approving the acquisition of control of Southern Pacific by the Corporation, subject to various conditions. The acquisition was consummated on September 11, 1996. Various appeals were filed with respect to the Decision, and all such appeals were ultimately consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. All of the appeals have since been withdrawn except the appeal of the Western Coal Traffic League. Oral argument in the case was held on September 11, 1998, and the case is awaiting decision. The Corporation believes that it is unlikely that the disposition of the remaining appeal will have a material adverse impact on its consolidated financial condition or its results of operations.

     Among the conditions to the STB's approval of the Southern Pacific acquisition was the requirement that the STB retain oversight jurisdiction for five years to examine whether the conditions imposed under the Decision remain effective to address the competitive harms caused by the merger. On December 21, 1998, the STB served a decision in the second annual general oversight proceeding to review the implementation of the merger and the effectiveness of the conditions imposed under the Decision. The STB concluded that, notwithstanding the service problems that arose in the western United States following the merger, the merger had thus far not caused any substantial competitive harm. The STB rejected various requested adjustments to the merger conditions and refused to impose additional conditions on the merger other than those imposed in connection with the Gulf Coast Oversight Proceeding (defined below). The STB ordered the Corporation to continue to report quarterly on merger implementation and to provide a comprehensive summary presentation in the progress reports due on July 1, 1999. The STB order also requires interested parties to file comments concerning the next annual oversight proceeding on August 16, 1999, with replies being due September 3, 1999.

SURFACE TRANSPORTATION BOARD PROCEEDINGS
----------------------------------------

In addition to the annual oversight proceeding, the Corporation and the Railroad were parties to a separate proceeding before the STB that terminated during the fourth quarter of 1998. This proceeding, which was initiated in March 1998 under the STB's continuing oversight jurisdiction with respect to the merger of the Corporation and Southern Pacific, was for the purpose of considering proposals for new remedial conditions to the merger pertaining to service in the Houston, Texas area and surrounding coastal areas of Texas and Louisiana (the Gulf Coast Oversight Proceeding). Various parties filed applications in the Gulf Coast Oversight Proceeding seeking the imposition of additional conditions to the merger including, among other things, requests by certain parties for conditions that would effectively open up access to shippers on the Railroad's lines and permit competing carriers to serve those shippers. On December 21, 1998, the STB issued a decision in the Gulf Coast Oversight Proceeding which imposed the following additional conditions: (i) a "clear route" condition pursuant to which the Joint Director of the UPRR/BNSF dispatching center in Spring, Texas was granted authority to route traffic through Houston over any available route, even a route over which the owner of a train does not have trackage rights, thereby enhancing efficiency and facilitating the smooth movement of rail traffic through the Houston area; (ii) the granting of approximately four miles of additional trackage rights to BNSF to create a new interchange with a short-line railroad in the Austin, Texas area; and (iii) the imposition of certain annual reporting requirements on the Railroad with respect to the implementation of its infrastructure plan for the Houston/Gulf Coast region. The STB denied all other condition requests, including requests that other railroads be granted "open access" to shippers not currently served by other carriers on the Railroad's lines. The STB stated that the propriety of an "open access" regulatory scheme for the railroad industry is a matter more appropriately addressed by Congress.

     The Railroad was also party to another proceeding before the STB that terminated during the fourth quarter of 1998. This proceeding arose as a result of a petition filed by Kansas City Southern Railway Company (KCS) and Texas Mexican Railway Company (Tex Mex) challenging actions taken by UPRR and BNSF to rationalize the operations of the Houston Belt & Terminal Railway Company, of which UPRR and BNSF each owns 50%. On December 21, 1998, the STB entered an order denying this and related petitions filed by KCS and Tex Mex.

BOTTLENECK PROCEEDINGS
----------------------

On August 27, 1996, the STB initiated a proceeding asking for arguments and evidence on the issue of whether it should modify its existing regulations regarding the prescription of, and challenge to, rates for rail service over a bottleneck segment (a line of railroad that is served by only one railroad between a junction and an exclusively-served shipper facility). The STB proceeding also referred to pending motions to dismiss three individual complaint proceedings filed by shippers challenging a class rate charged for the movement of coal, two of which named UPRR and SPT as a party thereto. Neither complaint proceeding individually involved a significant exposure for reparations. However, if existing regulation of bottleneck movements were changed, future revenue from such movements, including those covered by the complaint proceedings, could be substantially reduced. On December 31, 1996, the STB served a decision that generally reaffirmed earlier rulings regarding a rail carrier's obligation to provide rates for bottleneck segments and assured the right of rail carriers to differentially price traffic based upon demand. It also dismissed the two complaint proceedings in which UPRR and SPT were defendants. On April 30, 1997, the STB served a decision generally declining to reconsider its December 31, 1996 decision, but clarifying that in certain circumstances a bottleneck destination carrier that does not serve the origin for a traffic movement may be required to provide a common carrier rate for the bottleneck portion of the movement which can be legally challenged before the STB apart from the contract rate for the remainder of the move. The STB decisions were appealed to the U.S. Court of Appeals for the Eighth Circuit. On February 10, 1999, the Eighth Circuit Court of Appeals entered an order affirming the STB's decision and the dismissal of the two complaints against UPRR and SPT. The Court also dismissed a cross-appeal by the railroads challenging the aspect of the STB's decision finding that a shipper could challenge the reasonableness of a published rate over only part of a joint route if the rest of the route was covered by a contract. The ground for the Court's dismissal of the cross-appeal was that no actual controversy involving such a situation was presented in the case before the STB and, accordingly, there was no actual case or controversy for the Court to decide. It is anticipated that the same issues will be decided in a pending appeal before the U.S. Court of Appeals for the District of Columbia Circuit. In that case, which was filed by FMC Corporation and an affiliate with the STB in October 1997 and subsequently appealed to the D.C. Circuit, the Railroad is challenging a December 1997 STB decision requiring it to publish separately challengeable bottleneck segment rates for the portion of a route not covered by a contract. This appeal had been stayed pending disposition of the appeals by the Eighth Circuit Court of Appeals.

CUSTOMER CLAIMS
---------------

Certain customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Corporation has accrued $456 million for these claims ($370 million in 1998 and $86 million in 1997).


SHAREHOLDER LITIGATION
----------------------

The Corporation and certain of its directors and officers are defendants in two purported class actions that have been consolidated into one proceeding. The consolidated complaint alleges, among other things, that the Corporation violated the Federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following the Corporation's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. Management believes that the plaintiffs' claims are without merit and intends to defend them vigorously. The defendants have moved to dismiss this action, and the motion has been fully briefed.

     In addition to the class action litigation, a purported derivative action was filed on behalf of the Corporation and the Railroad in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of the Corporation and the Railroad and, as nominal defendants, the Corporation and the Railroad. The derivative action alleges, among other things, that the named directors breached their fiduciary duties to the Corporation and the Railroad by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in place and by causing UPC and the Railroad to make misrepresentations about the Railroad's service problems to the financial markets and regulatory authorities. The Corporation's Board of Directors established a special litigation committee consisting of three independent directors to review the plaintiffs' allegations and determine whether it is in UPC's best interest to pursue them. The committee has unanimously concluded that further prosecution of the derivative action on behalf of the Corporation and the

Railroad is not in the best interest of either such company. Accordingly, the Corporation and the Railroad have filed a motion with the Court to dismiss the derivative action. The individual defendants also believe that these claims are without merit and intend to defend them vigorously.

LABOR MATTERS
-------------

The General Counsel of the National Labor Relations Board (NLRB) is seeking a bargaining order remedy in 12 cases involving Overnite where a Teamsters local union lost a representation election. A bargaining order remedy would require Overnite to recognize and bargain with the union as if the union had won instead of lost the election and would be warranted only if the following findings are made: (1) the petitioning Teamsters local had obtained valid authorization cards from a majority of the employees in an appropriate unit; (2) Overnite committed serious unfair labor practices; and (3) those unfair labor practices would preclude the holding of a fair election despite the application of less drastic remedies. A thirteenth bargaining order case involving Overnite has tentatively been settled by the parties thereto without imposing a requirement that Overnite bargain with the Teamsters local involved in the case. In four of the remaining 12 cases, an administrative law judge has ruled that the bargaining order remedy is warranted. Overnite has appealed that ruling to the NLRB. Under NLRB case law, a bargaining order remedy would attach retrospectively to the date when, after a union with a showing of majority support demanded recognition, Overnite embarked on an unlawful course of conduct. In the event of such a retroactive effective bargaining order, Overnite would face back pay liability for losses in employee earnings due to unilateral changes in terms or conditions of employment, such as layoffs, reduced hours of work or less remunerative work assignments. Overnite believes it has substantial defenses in the bargaining order cases and intends to continue to defend them aggressively.

ENVIRONMENTAL MATTERS
---------------------

The U.S. Environmental Protection Agency (EPA) has brought a civil action against certain subsidiaries of Southern Pacific which have been merged into UPRR, in the U.S. District Court for the District of Colorado alleging violation of the Clean Water Act and the Oil Pollution Act. The complaint identifies seven incidents involving the alleged release of hazardous substances into the waters of the United States and seeks civil penalties of $25,000 per day and unspecified injunctive relief to prevent future violations. Six of the seven incidents are related to derailments dating back to 1992. Six of the incidents involve alleged releases from ruptured locomotive fuel tanks, and one incident in 1996 involves an alleged release of sulfuric acid near the Tennessee Pass.

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

     The Railroad has been named as a defendant in a criminal misdemeanor action brought by the State of California in the Municipal Court of Placer County, California on February 24, 1998. The complaint alleges a violation of California Fish and Game Code Section 5650 as a result of a diesel fuel spill in Norden, California in February 1997. In addition, the California Department of Fish and Game is seeking penalties, monitoring costs and natural resource damages under state water statutes, and the EPA is seeking penalties for violation of the Clean Water Act in connection with the same incident.

     In March 1998, the Railroad received notice that the Railroad and Clean Harbors, a waste disposal firm, were the subject of a criminal investigation by the EPA and the Federal Bureau of Investigation. Tank cars containing hazardous waste billed to Clean Harbors' transload facility in Sterling, Colorado were held in the Railroad's Sterling, Colorado rail yard for periods longer than ten days prior to placement in Clean Harbors' facility, allegedly in violation of hazardous waste regulations. The Railroad is cooperating with the investigation and has responded to grand jury subpoenas. A finding of violation could result in significant criminal or civil penalties.

     The Railroad has received approximately 20 Notices of Violation (NOVs) from the South Coast Air Quality Management District (the District) relating to fumes emitted from idling diesel locomotives at Slover siding near the Railroad's yard in West Colton, California. Trains awaiting crews or room to enter the West Colton yard were parked at Slover siding with their engines running for various amounts of time, causing exhaust fumes to enter the backyards and homes of residents living along the siding. The District has cited the Railroad for creating a public nuisance pursuant to the California Health and Safety Code and the District's regulations. Each violation carries a maximum civil penalty of $25,000 per day, which may be increased in some circumstances to $50,000 per day. Although the Railroad modified its operating procedures for trains entering the West Colton yard to reduce the problem, the District entered an order with respect to the situation which the Railroad believes is an impermissible burden on interstate commerce and is preempted by applicable federal law. The Railroad filed an action in Federal district court seeking to overturn the District's order on those grounds, but it is complying with the order in the interim. The Court denied the Railroad's request for a preliminary injunction but set the matter for summary judgment hearing on July 19, 1999 and trial on September 21, 1999. The Railroad and the District have not entered into discussions concerning settlement of the outstanding NOVs pending resolution of this lawsuit. Accordingly, the exact amount of any payment to the District in connection with the NOVs cannot be determined at this time.

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

     The Corporation and its affiliates have received notices from the EPA and state environmental agencies alleging that they are or may be liable under certain Federal or state environmental laws for remediation costs at various sites throughout the United States, including sites which are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. Nevertheless, at many of the superfund sites, the Corporation believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of the Corporation's exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated.

     Information concerning environmental claims and contingencies and estimated attendant remediation costs is set forth in Note 12 to the consolidated financial statements on page 48 of the Annual Report. Such information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                   Executive Officers of the Registrant and
                   ----------------------------------------
                 Principal Executive Officers of Subsidiaries
                 --------------------------------------------

                                                                                                      BUSINESS
                                                                                                     EXPERIENCE
                                                                                                       DURING
                                                                                                      PAST FIVE
     NAME                                    POSITION                                     AGE           YEARS
     ----                                    --------                                     ---           -----
Richard K. Davidson               Chairman, President and Chief                            57            (1)
                                  Executive Officer
                                  of UPC and Chairman and Chief Executive Officer
                                  of the Railroad

Gary M. Stuart                    Executive Vice President - Finance                       58            (2)

L. Merill Bryan, Jr.              Senior Vice President - Information Technologies         55            (3)

Barbara W. Schaefer               Senior Vice President -  Human Resources                 45            (4)

Robert F. Starzel                 Senior Vice President - Corporate Relations              58            (5)

Carl W. von Bernuth               Senior Vice President, General Counsel and               55            (6)
                                  Corporate Secretary

James R. Young                    Senior Vice President -  Finance and Controller          46            (7)

Charles R. Eisele                 Vice President -  Strategic Planning                     49            (8)

Bernie R. Gutschewski             Vice President -  Taxes                                  48            (9)

Mary E. McAuliffe                 Vice President -  External Relations                     52           Current
                                                                                                       Position

Mary S. Jones                     Vice President and Treasurer                             46            (10)

Gary F. Schuster                  Vice President  Corporate Relations                      57           Current
                                                                                                       Position

Jerry R. Davis                    Vice Chairman of the Railroad                            60            (11)


James A. Shattuck                 Vice Chairman of the Railroad                            59            (12)

                                                                                                      BUSINESS
                                                                                                     EXPERIENCE
                                                                                                       DURING
                                                                                                      PAST FIVE
     NAME                                    POSITION                                     AGE           YEARS
     ----                                    --------                                     ---           -----
Ivor J. Evans                     President and Chief Operating Officer of the             56            (13)
                                  Railroad

Dennis J. Duffy                   Executive Vice President Operation of                    48            (14)
                                  the Railroad

John J. Koraleski                 Executive Vice President -  Marketing and Sales          48            (15)
                                  of the Railroad

R. Bradley King                   Executive Vice President -                               51            (16)

                                  Network Design and
                                  Integration of the Railroad

Leo H. Suggs                      Chairman and Chief Executive Officer of Overnite         60            (17)


________________________

                   EXECUTIVE OFFICERS OF THE REGISTRANT AND
           PRINCIPAL EXECUTIVE OFFICERS OF SUBSIDIARIES (CONTINUED)


(1) Mr. Davidson was elected Chairman and Chief Executive Officer effective January 1, 1997. He became President of UPC effective May 1994 and was also Chief Operating Officer of UPC from November 1995 to December 1996. He was President and Chief Executive Officer of the Railroad until August 1995, Chairman of the Railroad until November 1996 and Chairman and Chief Executive Officer of the Railroad since November 1996.

(2) Mr. Stuart was elected to his current position effective June 1998. Prior thereto, he was Vice President and Treasurer of UPC.

(3) Mr. Bryan was elected to his current position effective May 1997. Prior thereto, he was President and Chief Executive Officer of Union Pacific Technologies, Inc., a former subsidiary of UPC.

(4) Ms. Schaefer was elected to her current position effective April 1997. From April 1994 to April 1997 she was Vice President Human Resources of the Railroad. Prior thereto, she was Director of Compensation and Human Resources Information Services of UPC.

(5) Mr. Starzel was elected to his current position effective April 1998. From September 1996 to April 1998 he was Vice President Western Region of the Railroad and prior thereto he was Vice Chairman of Southern Pacific Rail Corporation.

(6) Mr. von Bernuth was elected Corporate Secretary effective April 1997. He has been Senior Vice President and General Counsel during the past five years.

(7) Mr. Young was elected Controller of UPC and Senior Vice President - Finance of the Railroad effective March 1999 and Senior Vice President - Finance of UPC effective June 1998. He served as Treasurer of the Railroad from June 1998 to March 1999. He was Vice President - Customer Service Planning and Quality of the Railroad from April 1998 to June 1998, Vice President - Quality and Operations Planning from September 1997 to April 1998, Vice President - Finance and Quality from September 1995 to September 1997, and prior thereto he was Vice President - Re-engineering of the Railroad.

(8) Mr. Eisele was elected to his current position effective March 1999. He was Vice President-Strategic Planning from September 1997 to March 1999. He was Vice President Purchasing for the Railroad from April 1994 to September 1997. Prior thereto, he was Vice President Human Resources for the Railroad.

(9) Mr. Gutschewski was elected Vice President Taxes effective August 1998. Prior thereto, he was Assistant Vice President Tax and Finance Management of the Railroad.

(10) Ms. Jones was elected to her current position effective March 1999. She served as Vice President Investor Relations from June 1998 to March 1999. She was Assistant Vice President Treasury and Assistant Treasurer of UPC from September 1996 to June 1998 and prior thereto she was Assistant Treasurer of UPC.


(11) Mr. Davis was elected to his current position in September 1998 and will serve in such position until his retirement effective March 31, 1999. From November 1996 to September 1998 he was President and Chief Operating Officer of the Railroad. From September 1996 to November 1996 he served as President SP Rail Operations. From February 1995 to September 1996 he served as President and Chief Executive Officer of Southern Pacific Rail Corporation. Prior thereto, he served as Executive Vice President and Chief Operating Officer of CSX Transportation, Inc., a company engaged in transportation including railroad; ocean container-shipping; intermodal and trucking; and contract logistics.


(12) Mr. Shattuck was elected to his current position effective March 1999. Prior thereto, he served as Executive Vice President - Marketing and Sales of the Railroad.

(13) Mr. Evans was elected to his current position effective September 1998. Prior thereto, he was Senior Vice President of Emerson Electric Company, a company engaged in the design, manufacture and sale of electrical, electromechanical, and electronic products and systems.

(14) Mr. Duffy was elected to his current position effective September 1998. He was Senior Vice President - Safety Assurance and Compliance Process from October 1997 to September 1998. He was Senior Vice President - Customer Service and Planning of the Railroad from November 1995 to October 1997. From May 1995 to November 1995 he was Vice President Quality - and Network Planning of the Railroad. He was Vice President - Quality of the Railroad from January 1995 to May 1995. Prior thereto, he was Assistant Vice President - Quality of the Railroad.

(15) Mr. Koraleski was elected to this position effective March 1999. He served as Controller of UPC from August 1998 to March 1999 and as Executive Vice President - Finance of the Railroad from May 1996 to March 1999. Prior to May 1996, he was Executive Vice President Finance - and Information Technologies of the Railroad.

(16) Mr. King was elected to his current position effective September 1998. He was Executive Vice President - Operations from October 1997 to September 1998. He was Vice President - Transportation of the Railroad from November 1995 to October 1997. Prior thereto, he was Vice President - Risk Management of the Railroad.

(17) Mr. Suggs was elected to his current position in April 1996. Prior thereto, he was President and Chief Executive Officer of Preston Trucking Company, Inc., a company engaged in truck transportation.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS
         -----------------------------------------------------------------

Information as to the markets in which UPC's Common Stock is traded, the quarterly high and low prices for such stock, the dividends declared with respect to the Common Stock during the last two years, and the approximate number of stockholders of record at January 29, 1999 is set forth under Selected Quarterly Data and Stockholders and Dividends on page 49 of the Annual Report. Information as to restrictions on the payment of dividends with respect to the Corporation's Common Stock is set forth in Note 7 to the consolidated financial statements on page 44 of the Annual Report. All such information is incorporated herein by reference.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
        ---------------------------------------------------------------

Information as to UPC's financial condition, changes in financial condition, results of operations, cash flows, liquidity and capital resources, and other matters is set forth in the Financial Review on pages 16 through 30 of the Annual Report. All such information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

Information concerning market risk sensitive instruments is set forth under Other Matters on pages 26 and 27 of the Annual Report and in Note 4 to the consolidated financial statements on pages 40 and 41 of the Annual Report. All such information is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

The Corporation's Consolidated Financial Statements, Significant Accounting Policies, Notes to the Financial Statements, Business Segment Information and Independent Auditors' Report are presented on pages 31 through 48 of the Annual Report. Selected quarterly financial data are set forth under Selected Quarterly Data on page 49 of the Annual Report. All such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE
        --------------------------------------------------------------

None.

                                   PART III
                                   --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

(a) Directors of Registrant.

    Information as to the names, ages, positions and offices with UPC, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of UPC is set forth in the Election of 13 Directors segment of the Proxy Statement and is incorporated herein by reference.

(b) Executive Officers of Registrant.

    Information concerning the executive officers of UPC and its subsidiaries is presented in Part I of this Report under Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries.

(c) Section 16(a) Compliance.

    Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Information concerning compensation received by UPC's directors and certain executive officers is presented in the Compensation of Directors, Compensation Committee Interlocks and Insider Participation, Report on Executive Compensation, Summary Compensation Table, Option/SAR Grants Table, Option/SAR Exercises and Year-End Value Table, Defined Benefit Plans and Five-Year Performance Comparison segments of the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

Information as to the number of shares of UPC's equity securities beneficially owned as of February 8, 1999 by each of its directors and nominees for director, its five most highly compensated executive officers, its directors and executive officers as a group and certain beneficial owners is set forth in the Election of 13 Directors, Security Ownership of Management, and Security Ownership of Certain Beneficial Owners segments of the Proxy Statement and is incorporated herein by reference.

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

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

  (a) (1) and (2) Financial Statements and Schedules
      ----------------------------------------------

      The Consolidated Financial Statements, Significant Accounting Policies, Notes to the Financial Statements and Independent Auditors' Report on pages 31 through 48, inclusive, of the Annual Report are incorporated herein by reference.

      No schedules are required to be filed because of the absence of conditions under which they would be required or because the required information is set forth in the consolidated financial statements referred to above.

      (3) Exhibits
          --------

      Items 10(f) through 10(q) below constitute management contracts and executive compensation arrangements required to be filed as exhibits to this report.

      3(a) Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

      3(b) By-Laws of UPC, as amended effective as of November 19, 1998, are incorporated herein by reference to Exhibit 3.1 to the Corporation's Current Report on Form 8-K filed November 25, 1998.

      4 Pursuant to various indentures and other agreements, UPC has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Corporation's total consolidated assets. UPC agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

      10(a) Amended and Restated Anschutz Shareholders Agreement, dated as of
            July 12, 1996, among UPC, UPRR, The Anschutz Corporation (TAC), Anschutz Foundation (the Foundation) and Mr. Philip F. Anschutz, is incorporated herein by reference to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(b) Amended and Restated Registration Rights Agreement, dated as of July
            12, 1996, among UPC, TAC and the Foundation is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(c) Amended and Restated Registration Rights Agreement, dated as of July
            12, 1996, among UPC, UP Holding Company, Inc., Union Pacific Merger Co. and Southern Pacific Rail Corporation (SP) is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(d) Agreement, dated September 25, 1995, among UPC, UPRR, Missouri
            Pacific Railroad Company (MPRR), SP, Southern Pacific Transportation Company (SPT), The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC) and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to
            Exhibit 10.11 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(e) Supplemental Agreement, dated November 18, 1995, between UPC, UPRR,
            MPRR, SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to
            Exhibit 10.12 to UPC's Registration Statement on Form S-4 (No. 33-64707).

      10(f) The Executive Incentive Plan of UPC, amended April 27, 1995, is incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

      10(g) The Supplemental Pension Plan for Officers and Managers of UPC and
            Affiliates, as amended and restated, is incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

      10(h) Letter Agreement, dated September 8, 1998, between UPC and Mr. Ivor
            J. Evans, is incorporated herein by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

      10(i) Letter Agreement, dated September 11, 1996, between UPC and Robert
            Starzel.

      10(j) Employment Agreement, dated as of October 26, 1994, between SP and
            SPT, on the one hand, and Robert F. Starzel, on the other hand, is incorporated herein by reference to Exhibit 10.10 to SP's Annual Report on Form 10-K for the year ended December 31, 1994.

      10(k) The 1988 Stock Option and Restricted Stock Plan of UPC, as amended as of September 24, 1998, is incorporated herein by reference to
            Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

      10(l) The 1993 Stock Option and Retention Stock Plan of UPC, as amended as of September 24, 1998, is incorporated herein by reference to Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

      10(m) The Pension Plan for Non-Employee Directors of UPC, as amended
            January 25, 1996 is incorporated herein by reference to Exhibit 10(w) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

      10(n) The Executive Life Insurance Plan of UPC, as amended October 1997, is incorporated herein by reference to Exhibit 10(t) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

      10(o) The UPC Stock Unit Grant and Deferred Compensation Plan for the
            Board of Directors, as amended January 28, 1999.

      10(p) Charitable Contribution Plan for Non-Employee Directors of Union
            Pacific Corporation is incorporated herein by reference to Exhibit 10(z) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

      10(q) Written Description of Other Executive Compensation Arrangements of
            Union Pacific Corporation.

      12    Ratio of Earnings to Fixed Charges.

      13 The inside front cover ("Financial Highlights"), as well as, pages 1 through 53, inclusive, of UPC's Annual Report to Shareholders for the year ended December 31, 1998, but excluding photographs set forth on pages 1 through 15, none of which supplements the text and which are not otherwise required to be disclosed in this Annual Report on Form 10-K.

      18 Letter from Independent Auditors regarding change in accounting principle.

      21 List of the Corporation's significant subsidiaries and their respective states of incorporation.

      23    Independent Auditors' Consent.

      24    Powers of attorney executed by the directors of UPC.

      27(a) Financial Data Schedule.

      27(b) Financial Data Schedule (restated for the periods ended March 31,
            June 30 and September 30, 1998).

      27(c) Financial Data Schedule (restated for the periods ended March 31,
            June 30 and September 30, 1997).

      27(d) Financial Data Schedule (restated for the periods ended March 31,
            June 30 and September 30, 1996).

      27(e) Financial Data Schedule (restated for the years ended December 31,
            1997, 1996 and 1995).

      99(a) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the UPC Thrift Plan - to be filed by amendment.

      99(b) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

      99(c) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

      99(d) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Chicago and North Western Railway Company Profit Sharing and Retirement Savings Program - to be filed by amendment.

      99(e) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Southern Pacific Rail Corporation Thrift Plan - to be filed by amendment.

(b)   Reports on Form 8-K
      -------------------

      On October 19, 1998, UPC filed a Current Report on Form 8-K describing a shareholder lawsuit discussed in Item 3. Legal Proceedings in this Form 10-K, and filing certain documents in connection with UPC's Registration Statements on Form S-3 for debt issued under the Corporation's Medium Term Note Program. This Report was re-filed in its entirety on October 20, 1998 to provide the required conformed signature that was inadvertently omitted from the original filing.

On October 26, 1998, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the third quarter of 1998.

On November 25, 1998, UPC filed a Current Report on Form 8-K announcing certain amendments to UPC's by-laws adopted by UPC's Board of Directors on November 19, 1998, and filing a copy of such by-laws, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 1999.

                                    UNION PACIFIC CORPORATION


                                    By /s/ Richard K. Davidson
                                       -------------------------------
                                       Richard K. Davidson, Chairman,
                                       President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 25th day of March, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

      PRINCIPAL EXECUTIVE OFFICER
       AND DIRECTOR:

                                       /s/ Richard K. Davidson
                                       -------------------------------
                                       Richard K. Davidson, Chairman,
                                       President, Chief Executive
                                       Officer and Director

      PRINCIPAL FINANCIAL OFFICER:

                                       /s/ Gary M. Stuart
                                       -------------------------------
                                       Gary M. Stuart, Executive
                                       Vice President -  Finance

      PRINCIPAL ACCOUNTING OFFICER:

                                       /s/ James R. Young
                                       ------------------------------
                                       James R. Young,
                                       Senior Vice President - Finance
                                       and Controller

DIRECTORS:
----------

Philip F. Anschutz*                      Elbridge T. Gerry, Jr.*


Robert P. Bauman*                        William H. Gray, III*


Richard B. Cheney*                       Judith Richards Hope*


E. Virgil Conway*                        Richard J. Mahoney*


Thomas J. Donohue*                       John R. Meyer*


Spencer F. Eccles*                       Thomas A. Reynolds, Jr.*


Ivor J. Evans*                           Richard D. Simmons*



* By /s/ Thomas E. Whitaker
     --------------------------------------
     Thomas E. Whitaker, Attorney-in-fact

                           UNION PACIFIC CORPORATION
                                 EXHIBIT INDEX


EXHIBIT No.                                   DESCRIPTION
-----------                                   -----------


FILED WITH THIS STATEMENT
-------------------------

10(i)                   Letter Agreement with Robert Starzel

10(o) The UPC Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, as amended January 28, 1999.

10(q) Written Description of Other Executive Compensation Arrangements of Union Pacific Corporation

12                      Ratio of Earnings to Fixed Charges

13 The inside front cover ("Financial Highlights") as well as, pages 1 through 53, inclusive, of UPC's Annual Report to Shareholders for the year ended December 31, 1998, but excluding photographs set forth on pages 1 through 15, none of which supplements the text and which are not otherwise required to be disclosed in this Annual Report on Form 10-K.

18 Letter from Independent Auditors regarding change in accounting principle

21                      Significant Subsidiaries of Union Pacific Corporation

23                      Independent Auditors' Consent

24                      Powers of attorney executed by the directors of UPC

27(a)                   Financial Data Schedule

27(b) Restated Financial Data Schedule for the Periods ended March 31, June 30 and September 31, 1998

27(c) Restated Financial Data Schedule for the Periods ended March 31, June 30 and September 31, 1997

27(d) Restated Financial Data Schedule for the Periods ended March 31, June 30 and September 31, 1996

27(e) Restated Financial Data Schedule for the Years ended December 31, 1997, 1996 and 1995

INCORPORATED BY REFERENCE
-------------------------

3(a) Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

3(b) By-Laws of UPC, as amended effective as of November 19, 1998, are incorporated herein by reference to Exhibit
                        3.1 to the Corporation's Current Report on Form 8-K filed November 25, 1998.

4 Pursuant to various indentures and other agreements, UPC has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Corporation's total consolidated assets. UPC agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

10(a) Amended and Restated Anschutz Shareholders Agreement, dated as of July 12, 1996, among UPC, UPRR, The Anschutz Corporation (TAC), Anschutz Foundation (the Foundation) and Mr. Philip F. Anschutz, is incorporated herein by reference to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(b) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, TAC and the Foundation is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(c) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding Company, Inc., Union Pacific Merger Co. and Southern Pacific Rail Corporation (SP) is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(d) Agreement, dated September 25, 1995, among UPC, UPRR, Missouri Pacific Railroad Company (MPRR), SP, Southern Pacific Transportation Company (SPT), The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC) and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern

                        Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(e) Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR, SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(f) The Executive Incentive Plan of UPC, amended April 27, 1995, is incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

10(g) The Supplemental Pension Plan for Officers and Managers of UPC and Affiliates, as amended and restated, is incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

10(h) Letter Agreement, dated September 8, 1998, between UPC and Mr. Ivor J. Evans, is incorporated herein by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 10(j) Employment Agreement, dated as of October 26, 1994, between SP and SPT, on the one hand, and Robert F. Starzel, on the other hand, is incorporated herein by reference to Exhibit 10.10 to SP's Annual Report on Form 10-K for the year ended December 31, 1994.

10(k) The 1988 Stock Option and Restricted Stock Plan of UPC, as amended as of September 24, 1998, is incorporated herein by reference to Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10(l) The 1993 Stock Option and Retention Stock Plan of UPC, as amended as of September 24, 1998, is incorporated herein by reference to Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10(m) The Pension Plan for Non-Employee Directors of UPC, as amended January 25, 1996 is incorporated herein by reference to Exhibit 10(w) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10(n) The Executive Life Insurance Plan of UPC, as amended October 1997, is incorporated herein by reference to
                        Exhibit 10(t) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

10(p) Charitable Contribution Plan for Non-Employee Directors of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(z) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

14 Pages 4 through 53, inclusive, of UPC's Annual Report to Shareholders for the year ended December 31, 1998, but excluding photographs set forth on pages 4 through 15, none of which supplements the text and which are not otherwise required to be disclosed in this Annual Report on Form 10-K.

99(a) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the UPC Thrift Plan - to be filed by amendment.

99(b) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

99(c) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

99(d) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Chicago and North Western Railway Company Profit Sharing and Retirement Savings Program - to be filed by amendment.

99(e) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Southern Pacific Rail Corporation Thrift Plan - to be filed by amendment.