Form 10-Q
period 1999-03-31
UNION PACIFIC CORP
filed 1999-05-14
CIK 100885

<COVER>

                         FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

(Mark One)

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

                           - OR -

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

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

YES    X        NO
    ______         ______

    As of April 30, 1999, there were 247,732,651 shares of the Registrant's Common Stock outstanding.

<INDEX>

                  UNION PACIFIC CORPORATION
                            INDEX



               PART I.  FINANCIAL INFORMATION



                                                 Page Number
Item 1:  Consolidated Financial Statements:

       STATEMENT OF CONSOLIDATED INCOME
       For the Three Months Ended
       March 31, 1999 and 1998.....................    1

       STATEMENT OF CONSOLIDATED FINANCIAL POSITION
       At March 31, 1999 and December 31, 1998.....    2

       STATEMENT OF CONSOLIDATED CASH FLOWS
       For the Three Months Ended
       March 31, 1999 and 1998.....................    3

       STATEMENT OF CHANGES IN COMMON
       STOCKHOLDERS' EQUITY
       For the Three Months Ended March 31, 1999...    4

       NOTES TO CONSOLIDATED FINANCIAL
       STATEMENTS..................................   5-11


Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations................................  12-19

Item 3:  Quantitative and Qualitative Disclosures
         About Market Risk.........................    19



                 PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings.........................   19-20

Item 4:  Submission of Matters to a Vote of
         Security Holders..........................     20

Item 6:  Exhibits and Reports on Form 8-K..........     21

Signature..........................................     22

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
-------------------------------------------------------------------------

Statement of Consolidated Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Three Months Ended March 31, 1999 and 1998
-------------------------------------------------------------------------
               Millions, Except Per Share and Ratios      1999     1998
-------------------------------------------------------------------------
Operating Revenues     Rail and other (Note  2)......  $2,740    $2,586
-------------------------------------------------------------------------
Operating Expenses     Salaries, wages and employee
                          benefits...................   1,076     1,078
                       Equipment and other rents.....     331       382
                       Depreciation (Note 5).........     270       263
                       Fuel and utilities (Note 4)...     189       221
                       Materials and supplies........     144       144
                       Casualty costs................     111       117
                       Other costs (Note 10).........     257       348
                       --------------------------------------------------
                       Total.........................   2,378     2,553
                       --------------------------------------------------
Income                 Operating Income..............     362        33
                       Other income (Note 8).........      31        23
                       Interest expense (Note 4).....    (192)     (161)
                       --------------------------------------------------
                       Income (Loss) before Income
                          Taxes......................     201      (105)
                       Income taxes..................     (72)       43
                       --------------------------------------------------
                       Net Income (Loss).............  $  129    $  (62)
-------------------------------------------------------------------------
Earnings Per Share     Basic - Net Income (Loss).....  $ 0.52    $(0.25)
(Note  7)              Diluted - Net Income (Loss)...  $ 0.52    $(0.25)
                       --------------------------------------------------
                       Weighted Average Number of
                          Shares (Basic).............   246.3     246.0
                       Weighted Average Number of
                          Shares (Diluted)...........   247.4     246.0
                       --------------------------------------------------
                       Cash Dividends Per Share......  $ 0.20    $ 0.20
                       --------------------------------------------------
                       Ratio of Earnings to Fixed
                          Charges (Note  9)..........     1.8       0.4

The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------

Statement of Consolidated Financial Position (Unaudited)
Union Pacific Corporation and Subsidiary Companies
-------------------------------------------------------------------------
                                                     March 31,  Dec. 31,
               Millions of Dollars                        1999      1998
-------------------------------------------------------------------------
Assets
                       --------------------------------------------------
Current Assets         Cash and temporary investments. $   107   $  176
                       Accounts receivable (Note 4)...     632      643
                       Inventories....................     350      343
                       Current deferred tax asset.....     245      244
                       Other current assets...........     102       96
                       --------------------------------------------------
                       Total..........................   1,436    1,502

Investments (Note 3)   Investments in and advances to
                          affiliated companies........     618      520
                       Other investments..............     137      171
                       --------------------------------------------------
                       Total..........................     755      691
                       --------------------------------------------------
Properties (Note 5)    Cost...........................  33,470   33,145
                       Accumulated depreciation.......  (6,428)  (6,206)
                       --------------------------------------------------
                       Net............................  27,042   26,939
                       --------------------------------------------------
Other                  Other assets...................     222      242
                       --------------------------------------------------
                       Total Assets................... $29,455  $29,374
-------------------------------------------------------------------------
Liabilities and Stockholders' Equity
                       --------------------------------------------------
Current Liabilities    Accounts payable............... $   584  $   586
                       Accrued wages and vacation
                          payable.....................     470      410
                       Accrued casualty costs.........     388      400
                       Income and other taxes payable.     299      301
                       Dividends and interest payable.     279      289
                       Debt due within one year
                          (Note 6)....................     180      181
                       Other current liabilities
                          (Note 3)....................     739      765
                       --------------------------------------------------
                       Total..........................   2,939    2,932
                       --------------------------------------------------
Other Liabilities and  Debt due after one year
Stockholder's Equity      (Note  6)...................   8,539    8,511
                       Deferred income taxes..........   6,370    6,308
                       Accrued casualty costs.........   1,058      995
                       Retiree benefit obligations....     816      803
                       Other long-term liabilities
                          (Notes 3 and 10)............     755      932
                       Company-Obligated Mandatorily
                          Redeemable Convertible
                          Preferred Securities
                          (Note  6)...................   1,500    1,500
                       Common stockholders'equity
                          (Page 4)....................   7,478    7,393
                       --------------------------------------------------
                       Total Liabilities and
                          Stockholders' Equity........ $29,455  $29,374

  The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------

Statement of Consolidated Cash Flows (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Three Months Ended March 31, 1999 and 1998
-------------------------------------------------------------------------
                       Millions of Dollars                1999     1998
-------------------------------------------------------------------------
Cash from Operations   Net Income (Loss).............. $   129  $   (62)
                       Non-cash charges to income:
                          Depreciation................     270      263
                          Deferred income taxes.......      60      (29)
                          Other - net.................     (50)      18
                       Changes in current assets and
                          liabilities.................       4     (307)
                       --------------------------------------------------
                       Cash Provided by (Used in)
                          Operations..................     413     (117)
                       --------------------------------------------------
Investing Activities   Capital investments............    (372)    (531)
                       Other - net (Note 3)...........     (90)     (22)
                       --------------------------------------------------
                       Cash Used in Investing
                          Activities..................    (462)    (553)
                       --------------------------------------------------
Equity and Financing   Dividends paid.................     (49)    (106)
Activities (Note 6)    Debt repaid....................    (369)    (888)
                       Net financings.................     398    1,766
                       Other - net....................       -       (1)
                       --------------------------------------------------
                       Cash Provided by (Used in) Equity
                         and Financing Activities.....     (20)     771
                       --------------------------------------------------
                       Net Change in Cash and Temporary
                          Investments................. $   (69) $   101
                       Cash at Beginning of Period....     176       90
                       --------------------------------------------------
                       Cash at End of Period.......... $   107  $   191
-------------------------------------------------------------------------
Change in Current      Accounts receivable............ $    11  $    23
Assets and Liabilities Inventories....................      (7)     (13)
                       Other current assets...........      (7)     102
                       Accounts, wages and vacation
                          payable.....................      58     (218)
                       Debt due within one year
                          (Note 6)....................      (1)    (100)
                       Other current liabilities......     (50)    (101)
                       --------------------------------------------------
                       Total.......................... $     4  $  (307)
-------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------

Statement of Changes in Common Stockholders' Equity (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Three Months Ended March 31, 1999
-------------------------------------------------------------------------
                       Millions of Dollars                         1999
-------------------------------------------------------------------------
Common Stock           Common stock, $2.50 par value
                          (authorized 500,000,000 shares)

                       Balance at beginning of
                          period (276,335,423
                          shares issued)...................     $   691
                       --------------------------------------------------
                       Conversions, exercises of stock options
                          and retention stock forfeitures
                          for the period (27,543 net shares
                          forfeited).......................           -
                       --------------------------------------------------
                       Balance at end of period
                       (276,307,880 shares issued).........         691
                       --------------------------------------------------
Paid-in Surplus        Balance at beginning of period......       4,053
                       Conversions, exercises of stock
                          options and forfeitures..........          (6)
                       --------------------------------------------------
                       Balance at end of period............       4,047
                       --------------------------------------------------
Retained Earnings      Balance at beginning of period......       4,441
                       Net Income..........................         129
                       --------------------------------------------------
                       Total...............................       4,570
                       Cash dividends declared
                          ($0.20 per share)................         (49)
                       --------------------------------------------------
                       Balance at end of period............       4,521
                       --------------------------------------------------
Treasury Stock         Balance at March 31, at cost
                          (28,711,253 shares)..............      (1,781)
                       --------------------------------------------------
                       Total Common Stockholders' Equity...     $ 7,478
-------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

    UNION PACIFIC CORPORATION AND CONSOLIDATED SUBSIDIARY
                          COMPANIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         ------------------------------------------

                         (Unaudited)

1. Responsibilities for Financial Statements - The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Statement of Consolidated Financial Position at December 31, 1998 is derived from audited financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation or UPC) Annual Report to Shareholders incorporated by reference in the Corporation's Annual Report on Form 10-K
     for the year ended December 31, 1998.   The results of operations
     for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire year ending December
     31, 1999. Certain 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.

2. Segmentation - UPC consists of one reportable segment, rail transportation (Rail), and UPC's other product lines (Other Operations). The Rail segment includes the operations of Union Pacific Railroad Company (UPRR), its subsidiaries and rail affiliates (collectively, the Railroad). Other Operations include the trucking product line (Overnite Transportation Company), as well as technology and insurance product lines, and corporate holding company operations, which largely support the Rail segment, and all appropriate consolidating entries.

          The following tables detail reportable financial information for UPC's Rail segment and Other Operations for the three months ended March 31, 1999 and 1998, respectively:

     March 31, 1999            Rail   Other Operations [a]    Consolidated
                                      --------------------
     Millions of Dollars              Trucking   Other [b]
     ---------------------------------------------------------------------
     Net sales and revenues
        from external
        customers [c].......  $ 2,479   $  253      $  8          $ 2,740
     Net income (loss)......      149        9       (29)             129
     Assets.................   28,533      845        77           29,455
     --------------------------------------------------------------------

     March 31, 1999            Rail   Other Operations [a]    Consolidated
                                      --------------------
     Millions of Dollars              Trucking   Other [b]
     ---------------------------------------------------------------------
     Net sales and revenues
        from external
        customers [c].......  $ 2,284   $  257      $ 45          $ 2,586
     Net income (loss)......      (32)       5       (35)             (62)
     Assets.................   27,595    1,366       233           29,194
     ---------------------------------------------------------------------

     [a] "Other Operations" includes all product lines that are not significant enough to warrant reportable segment classification.

     [b] Included in the "Other" product line are the results of the corporate holding company, Union Pacific Technologies, a provider of transportation-related technologies, Wasatch Insurance Limited, a captive insurance company, and all necessary consolidating entries.

     [c] The Corporation does not have significant intercompany sales activities.

3.   Acquisitions

     Southern Pacific Rail Corporation (Southern Pacific or SP) - UPC consummated the acquisition of Southern Pacific in September 1996. The acquisition of SP was accounted for as a purchase and was fully consolidated into UPC's results beginning in October 1996.

     Merger Consolidation Activities - In connection with the acquisition and continuing integration of UPRR and Southern Pacific's rail operations, UPC is in the process of eliminating 5,200 duplicate positions, which are primarily employees involved in activities other than train, engine and yard activities. In addition, UPC is relocating 4,700 positions, merging or disposing of redundant facilities, and disposing of certain rail lines. The Corporation is also canceling uneconomical and duplicative SP contracts.

          To date, UPC has severed 2,450 employees and relocated 3,900 employees due to merger implementation activities. UPC recognized a $958 million pre-tax liability as part of the SP purchase price allocation for costs associated with SP's portion of these activities. In addition, the Railroad expects to incur $160 million in pre-tax acquisition-related costs for severing or relocating UPRR employees, disposing of certain UPRR facilities, and training and equipment upgrading over the merger implementation period. Earnings for the three months ended March 31, 1999 and 1998 included $9 million and $18 million after-tax, respectively, for acquisition-related costs for UPRR consolidation activities.

          The components of the merger liability as of March 31, 1999 were as follows:

     ---------------------------------------------------------------------
                                         Original   Cumulative    Current
        Millions of Dollars               Reserve    Activity     Reserve
     ---------------------------------------------------------------------
     Contractual obligations..............  $361        $361         $  -
     Severance costs......................   343         257           86
     Contract cancellation fees and
        facility and line closure costs...   145         125           20
     Relocation costs.....................   109          81           28
     ---------------------------------------------------------------------
     Total................................  $958        $824         $134
     ---------------------------------------------------------------------

     Merger Liabilities - Merger liability activity reflected cash payments for merger consolidation activities and reclassifications of contractual obligations from merger liabilities to contractual liabilities. The Corporation expects that the remaining merger payments will be made over the course of the next three years as labor negotiations are completed and implemented and related merger consolidation activities are finalized.

     Mexican Railway Concession - During 1997, UPRR and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The consortium assumed
     operational control of both lines in 1998.   In March  1999, the Railroad
     purchased an additional 13% ownership interest for $87 million from one
     of its partners.   The  Railroad now holds a 26% ownership share in the
     consortium.  The investment is accounted for under the equity method.

4. Financial Instruments - The Corporation and its subsidiaries use derivative financial instruments in limited instances and for other than trading purposes to manage risk as it relates to fuel prices and interest rates. Where the Corporation has fixed interest rates or fuel prices through the use of swaps, futures or forward contracts, the Corporation has mitigated the downside risk of adverse price and rate movements; however, it has also limited future gains from favorable movements.

     Credit Risk - The total credit risk associated with the Corporation's counterparties was $63 million at March 31, 1999. The Corporation has not been required to provide collateral; however, UPC has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

     Valuation - The fair market values of the Corporation's derivative financial instrument positions at March 31, 1999 and December 31, 1998 were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable U.S. Treasury rate and swap spread.

          The following is a summary of the Corporation's financial instruments at March 31, 1999 and December 31, 1998:

     -------------------------------------------------------------------------
     Millions of Dollars                              March 31,   December 31,
     Except Percentages and Average Commodity Prices       1999          1998
     -------------------------------------------------------------------------
     Interest Rate Hedging:
         Amount of debt hedged......................      $ 150         $ 150
         Percentage of total debt portfolio.........          2             2
     Rail Fuel Hedging:
         Fuel purchases hedged for 1999.............      $ 257         $ 343
         Percentage of forecasted 1999 fuel
              consumption hedged....................         64            64
         Average price of 1999 hedges outstanding
              (per gallon) [a]......................      $0.41         $0.41
         Fuel purchases hedged for 2000.............      $  54             -
         Percentage of forecasted 2000 fuel
              consumption hedged....................         12             -
         Average price of 2000 hedges outstanding
              (per gallon) [a]......................      $0.39             -
     Trucking Fuel Hedging:
              Fuel purchases hedged for 1999........      $   8         $  10
         Percentage of forecasted 1999 fuel
              consumption hedged....................         40            41
         Average price of 1999 hedges outstanding
             (per gallon) [a].......................      $0.45         $0.45
         Fuel purchases hedged for 2000.............      $   2             -
         Percentage of forecasted 2000 fuel
              consumption hedged....................         38             -
         Average price of 2000 hedges outstanding
              (per gallon) [a]......................      $0.39             -
     -------------------------------------------------------------------------

     [a]  Excludes taxes and transportation costs.

          The asset and liability positions of the Corporation's outstanding financial instruments at March 31, 1999 and December 31, 1998 were as follows:

     ------------------------------------------------------------------------
                                                    March 31,   December 31,
     Millions of Dollars                                 1999           1998
     ------------------------------------------------------------------------
     Interest Rate Hedging:
          Gross fair market asset position                $46           $ 41
          Gross fair market (liability) position           (9)            (5)
     Rail Fuel Hedging:
          Gross fair market asset position                 17              -
          Gross fair market (liability) position            -            (49)
     Trucking Fuel Hedging:
          Gross fair market asset position                  -              -
          Gross fair market (liability) position            -             (2)
     ------------------------------------------------------------------------
     Total asset (liability) position                     $54           $(15)
     ------------------------------------------------------------------------

          The Corporation's use of financial instruments had the following impact on pre-tax income for the quarters ended March 31, 1999 and 1998:

     ------------------------------------------------------------------------
                                                        March 31,  March 31,
     Millions of Dollars                                     1999       1998
     ------------------------------------------------------------------------
     Increase in interest expense from interest
          rate hedging..................................    $  -        $  1
     Increase in fuel expense from Rail fuel hedging....      19          14
     Increase in fuel expense from trucking fuel
          hedging.......................................       1           1
     ------------------------------------------------------------------------
     Reduction in Pre-Tax Income........................     $20         $16
     ------------------------------------------------------------------------

     Sale of Receivables - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary (the Subsidiary). The Subsidiary is collateralized by a $76 million note from UPRR. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At March 31, 1999 and December 31, 1998, accounts receivable are presented net of $580 million of receivables sold.

5.   Properties - Major property accounts were as follows:

     ------------------------------------------------------------------------
                                              March 31,        December 31,
     Millions of Dollars                           1999                1998
     ------------------------------------------------------------------------
     Rail
         Land and other property.............   $ 5,000             $ 4,992
         Track, structures and facilities....    20,065              19,803
         Locomotives.........................     4,480               4,486
         Freight cars........................     2,583               2,536
         Other equipment.....................       528                 517
     ------------------------------------------------------------------------
     Total Rail..............................    32,656              32,334
     Trucking................................       785                 785
     Other...................................        29                  26
     ------------------------------------------------------------------------
     Total...................................   $33,470             $33,145
     ------------------------------------------------------------------------

     Accumulated depreciation accounts were as follows:

   --------------------------------------------------------------------------
                                              March 31,        December 31,
   Millions of Dollars                             1999                1998
   --------------------------------------------------------------------------
   Rail
       Track, structures and facilities......    $3,458              $3,308
       Locomotives...........................     1,407               1,384
       Freight cars..........................     1,084               1,070
       Other equipment.......................       136                 109
   --------------------------------------------------------------------------
   Total Rail................................     6,085               5,871
   Trucking..................................       329                 325
   Other.....................................        14                  10
   --------------------------------------------------------------------------
   Total.....................................    $6,428              $6,206
   --------------------------------------------------------------------------

6.   Debt

     Credit  Facilities - The Corporation had $1.2  billion  of credit
     facilities  with  various  banks  designated   for general  corporate
     purposes that expired in the first quarter of 1999. Because of improvements in earnings and operating cash flows during the first quarter of 1999, the Corporation no longer required this credit capacity for operational purposes. A $2.8 billion credit facility, which expires in 2001, remains outstanding.

     Convertible  Preferred Securities - Union Pacific  Capital Trust  (the
     Trust), a statutory business trust  sponsored and  wholly  owned  by the
     Corporation,  has  issued  $1.5 billion    aggregate   liquidation
     amount   of    6-1/4% Convertible Preferred Securities (the CPS).  Each
     of the CPS has a stated liquidation amount of $50 and is convertible, at the option of the holder, into shares of UPC's common stock, par value $2.50 per share (the Common Stock), at the rate of
     0.7257 shares of Common Stock for each of the CPS, equivalent to a conversion price of $68.90 per share of Common Stock, subject to adjustment under certain circumstances. The CPS accrue and pay cash distributions quarterly in arrears at the annual rate of 6-1/4% of the stated liquidation amount. The Corporation owns all of the common
     securities of  the  Trust.   The proceeds  from  the  sale  of  the  CPS
     and  the   common securities  of  the Trust were invested by  the  Trust
     in $1.5   billion   aggregate   principal   amount   of   the
     Corporation's Convertible Junior Subordinated Debentures due 2028, which debentures represent the sole assets of the Trust.

          For financial reporting purposes, the Corporation has recorded distributions payable on the CPS as an interest charge to earnings in the statement of consolidated income.

     Significant New Borrowings - During January 1999, the Corporation issued $600 million of 6-5/8% debentures with a maturity date of February 1, 2029. The proceeds from the issuance of these debentures were used for repayment of debt and other general corporate purposes.

     Shelf Registration Statement - Under currently effective shelf registration statements, the Corporation may sell, from time to time, up to $1 billion in the aggregate of any combination of debt securities, preferred stock, or warrants for debt securities or preferred stock in one or more offerings. The Corporation has no immediate plans to issue equity securities.

7. Earnings Per Share - The following table provides a reconciliation between basic and diluted earnings per share for the periods ended:

     ---------------------------------------------------------------------------
                                                          March 31,   March 31,
     Millions, Except Per Share Amounts                        1999        1998
     ---------------------------------------------------------------------------
     Income Statement Data:
         Net income (loss) available to common stockholders.  $ 129      $  (62)
     Weighted-Average Number of Shares Outstanding:
         Basic..............................................  246.3       246.0
         Dilutive effect of common stock equivalents [a]....    1.1           -
     ---------------------------------------------------------------------------
         Diluted............................................  247.4       246.0
     ---------------------------------------------------------------------------
     Earnings Per Share:
         Basic - net income (loss)..........................  $0.52      $(0.25)
         Diluted - net income (loss)........................  $0.52      $(0.25)
     ---------------------------------------------------------------------------

     [a] Excludes the effect of anti-dilutive common stock equivalents related to options and the CPS (see Note 6), which were 21.8 million and 1.7
     million  for  the three   months   ended  March  31,  1999   and   1998,
     respectively.

8.   Other Income - Other income included the following for the periods ended:

     ---------------------------------------------------------------------------
                                                          March 31,   March 31,
     Millions of Dollars                                       1999        1998
     ---------------------------------------------------------------------------
     Net gain on asset dispositions.........................    $11         $15
     Rental income..........................................     12          11
     Interest income........................................      4           5
     Other - net............................................      4          (8)
     ---------------------------------------------------------------------------
     Total..................................................    $31         $23
     ---------------------------------------------------------------------------

9.   Ratio  of  Earnings to Fixed Charges -  The  ratio  of earnings to fixed
     charges  has  been  computed   on   a consolidated basis.  Earnings
     represent net income (loss) less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges. For the three months ended March 31, 1998, fixed charges exceeded earnings by approximately $114 million.

10. Commitments and Contingencies - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to Federal, state and
     local  environmental  laws and   regulations,  pursuant  to  which it is
     currently participating in the investigation and remediation of numerous sites. In addition, the Corporation and its subsidiaries also periodically enter into financial and other commitments and
     guarantees in connection with their businesses,   and   have   retained
     certain   contingent liabilities   upon  the  disposition  of  formerly
     owned operations.

          It is not possible at this time for the Corporation to determine fully the effect of any or all unasserted claims on its consolidated financial condition; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Corporation has recorded a liability. The Corporation does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated
     financial condition.   Certain potentially significant contingencies
     relating to the Corporation's and its subsidiaries' businesses are detailed below:

     Customer Claims - Certain customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion
     problems, and certain customers have   filed  lawsuits  seeking  relief
     related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated
     damages,    freight    loss   or    damage,    alternative transportation
     charges, additional production costs,  lost business  and  lost profits.
     In addition,  some  customers have   asserted  that  they  have  the
     right  to   cancel contracts  as  a  result of alleged material  breaches of such contracts by the Railroad. The Corporation has made no additional provisions for such claims in 1999.

     Shareholder Lawsuits - UPC and certain of its directors and officers are defendants in two purported class actions that have been consolidated into one proceeding. The consolidated complaint alleges, among other things, that the Corporation violated the Federal securities
     laws by   failing   to  disclose  material  facts  and making materially
     false and misleading statements concerning  the service, congestion  and
     safety  problems   encountered following   the  Corporation's acquisition
     of   Southern Pacific  in 1996. These lawsuits were filed in  late  1997 in  the  United  States District Court  for  the  Northern District of
     Texas and seek to recover unspecified  amounts of  damages.   Management
     believes that the plaintiffs' claims are without merit and intends to defend them vigorously. The defendants have moved to dismiss this action, and the motion has been fully briefed and is awaiting a decision by the Court.

          In addition to the class action litigation, a purported derivative action was filed on behalf of the Corporation and UPRR in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of the Corporation and UPRR and, as nominal defendants, the Corporation and UPRR. The derivative action alleges, among other things, that the named directors breached their fiduciary duties to the Corporation and UPRR by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in
     place   and   by  causing  UPC  and  UPRR   to   make misrepresentations
     about UPRR's service  problems  to  the financial   markets   and
     regulatory   authorities.   The Corporation's  Board  of Directors
     established  a  special litigation   committee  consisting  of  three
     independent directors  to  review  the  plaintiff's  allegations   and
     determine  whether it is in UPC's best interest to  pursue them.   The
     committee  has  unanimously  concluded   that further prosecution of the
     derivative action on behalf of the Corporation and UPRR is not in the best interest of either such company. Accordingly, the Corporation and UPRR have filed a motion with the Court to dismiss the derivative action. The plaintiff has not yet responded to the motion. The individual defendants also believe that these claims are without merit and intend to defend them vigorously.

11.  Accounting Pronouncements - In June 1998, the Financial Accounting
     Standards  Board  issued  Statement  No.  133, "Accounting   for
     Derivative  Instruments   and   Hedging Activities" (FAS 133), that will
     be effective  January  1, 2000.   While  management  is  still  in  the
     process  of determining  the  full effect FAS 133  will  have  on  the
     Corporation's   financial   statements,   management   has determined
     that FAS 133 will increase the  volatility  of the    Corporation's
     asset, liability    and    equity (comprehensive  income) positions as
     the change  in  the fair  market  value  of  all  financial  instruments
     the Corporation  uses  for  fuel  or  interest  rate   hedging purposes
     will, upon adoption of FAS 133, be  recorded  in the  Corporation's
     Statement of Financial  Position  (See Note  4).   In  addition, to the
     extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Corporation's operations,
     income statement   recognition   of    the ineffective  portion  of  the
     hedge position   will   be required.   Management does not anticipate
     that the final adoption of FAS 133 will have a material impact on UPC's consolidated financial statements.

<PAGE 12>

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                     RESULTS OF OPERATIONS

   Quarter ended March 31, 1999 Compared to March 31, 1998

SERVICE ISSUES

The  results of operations of Union Pacific Corporation (the Corporation  or
UPC)  and its rail  segment  (Rail),  which includes  the  operations of Union
Pacific Railroad  Company (UPRR),   and   its   subsidiaries   and   rail
affiliates (collectively, the Railroad), in the first quarter of 1998 were adversely affected by the congestion that began in the third quarter of 1997. However, service recovery efforts resulted in significant improvements in operating and financial results beginning in the latter half of 1998 and continuing into the first quarter of 1999.

CONSOLIDATED

Net Income - The Corporation reported net income of $129 million or $0.52 per basic and diluted share for the first quarter of 1999, compared to a net loss of $62 million or $0.25 per basic and diluted share in 1998. This earnings increase resulted primarily from improved operations and service levels at UPC's Rail unit.

Operating Revenues - Operating revenues increased $154 million (6%) to $2,740 million in 1999, reflecting increased volumes from its Rail unit, partially offset by the impact of selling Skyway Freight Systems, Inc. (Skyway) in November of 1998. Skyway generated $44 million in revenue during the first quarter of 1998.

Operating Expenses - Operating expenses decreased $175 million (7%) to $2,378 million in 1999. Salaries, wages and employee benefit costs were $2 million lower than 1998, as inflation and volume growth were more than offset by improved productivity at UPC's Rail unit and the sale of Skyway. Equipment and other rents were $51 million (13%) lower than 1998, caused primarily by improved rail cycle times, which reduced the need for
leased  rail   cars. Depreciation expense was $7 million (3%) higher  than
1998, reflecting increased capital spending for track replacement and capacity projects. Fuel and utilities were $32 million (14%) lower than 1998 due to lower fuel prices and improved fuel efficiency, which were partially mitigated by higher volumes. Materials and supplies were unchanged at $144 million in both 1999 and 1998. Casualty costs decreased $6 million (5%) as the cost of rail-related accident claims continued to decline. Other costs decreased $91 million (26%) to $257 million in 1999 reflecting lower service claims costs in 1999, the sale of Skyway and increased cost reductions from merger implementation.

Operating Income - Operating income increased $329 million to $362 million in 1999 reflecting improvements in rail operations and service levels.

Non-Operating Items - Other income increased $8 million (35%) reflecting asset sales and a one-time favorable contract settlement. Interest expense increased $31 million, the result of higher debt levels ($25 million) and the cost associated with the early retirement of debt ($6 million). Income taxes increased $115 million to a $72 million expense reflecting higher income before income taxes.

<PAGE) 13

RAIL SEGMENT

Net Income - Rail operations reported net income of $149 million for the first quarter of 1999 compared to a 1998 net loss of $32 million. Higher earnings resulted primarily from the positive effects of continuing service recovery efforts. The following table demonstrates the impact of
service   issues  over  the  previous  two  years  and   the continuing
operating improvement made over the last three quarters that was driven, in part, by benefits derived from the decentralization of Rail operations, merger synergies, capacity expansion and service recovery actions:

--------------------------------------------------------------------------------
Averages, Except Ratios    1Q97  2Q97  3Q97  4Q97  1Q98  2Q98  3Q98  4Q98  1Q99
--------------------------------------------------------------------------------
Seven-Day Loadings(000's). 168.1 170.7 166.9 153.2 152.5 154.9 155.3 160.6 161.4
Train Speed (MPH).........  18.6  18.4  15.0  13.2  13.8  14.0  14.4  15.5  17.5
Car Cycle Times (Days)....  12.6  12.7  15.2  17.5  17.6  16.4  15.9  14.4  13.6
Operating Ratio (%).......  86.2  80.9  82.0 102.5  97.7 105.1  90.5  88.7  85.3
--------------------------------------------------------------------------------

Operating Revenues - Rail operating revenues increased $195 million (9%) to $2,479 million in 1999, as the Rail unit continued to recover from congestion-affected 1998 results. Carloadings for the first quarter of 1999 were 6% higher than 1998. Average revenue per car (ARC) improved 2% over 1998 to $1,173.

     The following table summarizes the quarter-over-quarter change in rail commodity revenue (CR):

------------------------------------------------------------------------------
Carloads in Thousands, Commodity Revenues in Millions of Dollars
                      1999             Change vs 1Q 1998   % Change vs 1Q 1998
                --------------------  ------------------- --------------------
                Cars     ARC      CR    Cars   ARC     CR    Cars   ARC    CR
------------------------------------------------------------------------------
Energy.........  477  $1,183  $  564      35   $59   $ 67       8%    5%   13%
Industrial.....  327   1,373     449      14    (8)    16       4    (1)    4
Chemicals......  225   1,781     401       2    31     11       1     2     3
Intermodal.....  626     620     388      26    17     27       4     3     7
Agriculture....  223   1,552     347      22    (9)    32      11    (1)   10
Automotive.....  170   1,491     253      11    43     23       7     3    10
------------------------------------------------------------------------------
Total......... 2,048  $1,173  $2,402     110   $24   $176       6%    2%    8%
-------------------------------------------------------------------------------

Energy  -  Commodity revenue increased $67 million (13%)  to $564   million
in  1999  driven  by  an  8%   increase   in carloadings.   ARC also improved
$59 per car (5%) quarter-over-quarter due to changes in product mix, as short-haul Illinois traffic decreased and longer-haul, high-ARC Powder River Basin (PRB) traffic increased. PRB trains per day improved quarter-over-quarter from 24.8 in 1998 to 28.4 in 1999. This, in addition to longer trains (120.2 cars/train in 1999 vs. 117.6 in 1998), boosted loads by approximately 42 thousand units (16%), helping to improve 1999 PRB business versus 1998. All other mine locations posted declines, largely due to decreased demand and business lost to competitors during 1998's service difficulties.

Industrial - Carloadings and commodity revenue increased 4% over 1998. Volume increases resulted from stronger demand and improved cycle times. Traffic gains occurred in lumber, stone and cement due to strong
construction  demand,   and recyclables grew due to new business.  Gains were
partially offset by decreased steel loadings that were down due to higher imports of low-priced foreign steel, which reduced U.S. production, and lost volumes from a major steel producer who filed for bankruptcy. ARC declined 1% due to product mix issues, as volume shortfalls of long-haul
steel and   volume  gains  of  shorter-haul,  low-ARC  stone  were partially offset by gains in high-ARC lumber.

Chemicals  - Carloadings increased 1% to 225 thousand  cars, and  commodity
revenue increased $11 million  (3%)  to  $401 million.   The increase in
volume resulted principally from improved service levels and an increase in chargeable storage-in-transit moves (short-haul storage moves, awaiting
final   delivery).   Plastics,  liquid  and
dry chemicals, petroleum products and phosphorous moves all increased. These gains were partially offset by declines in soda ash caused by the adverse impact on demand resulting from the Asian currency crisis, lower sulfur moves resulting from a major facility closing, and a decline in liquid propane gas business due to increased rail competition. ARC improved 2% due
to   favorable   product mix,   reflecting   traffic improvements  in
longer-haul plastics and fewer short-haul, low-ARC export sulfur moves.

Intermodal - Commodity revenue increased $27 million (7%) to $388 million, while carloadings were up 4% to 626 thousand loads as a result of better cycle times. Results were positively affected by growth in imports from
Asia.   Import gains  were  partially countered by a decline in exports  to
Asia, due to the Asian economic crisis, and lost business caused by the service constraints in 1998. ARC increased 3% due to positive mix shifts (longer-haul shipments) and price increases.

Agriculture - Commodity revenues were up $32 million (10%) over 1998 due primarily to a service-driven increase in carloadings. Volumes increased 11% to 223 thousand cars, the result of improved service levels in 1999 that resulted in a 25% increase in wheat carloadings and 15% increases in corn and food grain carloadings. However, demand for grain transportation
continued  to  be  adversely   affected   by depressed  commodity prices. ARC
declined 1%, primarily the result of a higher proportion of shorter-haul Gulf Coast moves compared to long-haul West Coast moves.

Automotive - Commodity revenues were up $23 million (10%) driven mainly by a 7% increase in carloadings. Strong domestic production, improvements in cycle times and new business with domestic producers all helped to drive the 11% improvement in finished vehicle volumes. Parts volumes were 1% lower due to model changeovers and a plant shutdown. ARC increased $43 (3%) per car due to a combination of price increases and a higher proportion of higher-ARC finished vehicle moves.

Operating Expenses - Operating expenses decreased $116 million (5%) to $2,115 million in 1999. Rail operations continued to improve in key operating areas over the last three quarters, which has driven the expense decline. The following table provides explanations for variances in Rail operating expenses from the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998:

---------------------------------------------------------------------------
Millions of Dollars                             Cost Drivers
                           1999 -------------------------------------------
                           Over Price Volume Productivity   Merger
Increase (Decrease)        1998  [b]    [c]       [d]      Benefits Other
---------------------------------------------------------------------------
Salaries and benefits..... $ 21   $16   $22      $(9)        $(8)     $ -
Equipment and other rents.  (45)   (6)    6      (39)          -       (6)
Depreciation..............   12     -    12        -           -        -
Fuel and utilities........  (30)  (40)   16       (4)          -       (2)
Materials and supplies....    1     -     1        -           -        -
Casualty costs............   (5)    -     -       (5)          -        -
Other [a].................  (70)    -     -       (8)        (29)     (33)
----------------------------------------------------------------------------
Total.....................$(116) $(30)  $57     $(65)       $(37)    $(41)
----------------------------------------------------------------------------

[a] Includes a $53 million reduction in service recovery costs over 1998. [b] Impact of changes in prices paid for goods and services.
[c]  Impact of changing business levels.
[d]  Impact of quality and process improvement.

Salaries, wages and employee benefits - Labor expenses  were $21  million
(2%) higher than 1998 caused by higher rail volumes and wage inflation that were partially mitigated by merger consolidation benefits and productivity improvements.

Equipment and other rents - Rent expense decreased $45 million (13%) versus 1998 due primarily to improved cycle times (13.6 days in 1999 compared to 17.6 days in 1998), lower prices and shorter length of
haul,  which   were partially   offset  by  higher  volume  as  gross
ton-miles increased 9% year-over-year.

Depreciation - Depreciation expense grew $12 million or 5% to $258 million due to the Railroad's capital spending in 1998 and 1997, as well as through the first quarter of 1999. The Railroad spent over $2 billion on capital projects in 1998 and $363 million on capital projects during the first quarter of 1999.

Fuel and utilities - Fuel expenses were down $30 million or 14% from 1998, reflecting lower fuel prices and improved consumption rates, which were partially offset by higher volume. A 9% increase in gross-ton miles quarter-over-quarter added volume-related fuel costs of $16 million
versus  1998.   Prices were down 14 cents per gallon to 50 cents, saving $40 million. The fuel consumption rate of 1.39 gallons per thousand gross-ton miles improved 2% from last year, lowering fuel costs by another $4 million. The Railroad hedged 70% of its first quarter fuel consumption in 1999, which increased fuel costs by $19 million, or 6 cents per gallon. Expected fuel consumption for the remaining nine months of 1999 is 64% hedged at an average of 55 cents per gallon (including taxes and transportation charges).

Materials and supplies - Materials and supplies expense increased $1 million (1%) from first quarter 1998. Increased material costs for locomotive and rebuilt parts, reflecting a general increase in repair levels, were offset by higher credits received for parts rebuilt.

Casualty costs - Casualty costs declined $5 million (5%) from 1998 due to a decline in the average cost of injury settlement claims, which was partially offset by an increase in the number of claims. In addition, insurance costs and costs for repairs on cars from other railroads were lower quarter-over-quarter.

Other costs - Other costs decreased $70 million (23%) from 1998 due to the effects of service recovery efforts, which resulted in a reduction of third-party transportation costs and the elimination of contract penalties and customer claims, as well as merger savings.

Operating Income - Operating income increased $311 million to $364 million in 1999. Both periods included the impact of one-time merger-related costs for severance, relocation and training of employees ($9 million reduction in net income in 1999 and $18 million reduction in net income in 1998). The operating ratio for the first quarter of 1999 was 85.3, 12.4 points
better than 1998's  97.7  operating ratio.   Operational  improvements due to
service recovery were the key drivers of the improvement in the operating ratio.

Non-Operating Items - Other income increased $5 million (28%). Interest expense increased $22 million, the result of higher debt levels. Income taxes increased $113 million, reflecting higher income before income taxes.

OTHER OPERATIONS

Trucking Product Line

Net Income - Trucking earnings decreased $1 million to $9 million in the first quarter of 1999 from $10 million in the first quarter of 1998 (excluding goodwill amortization of $5 million in 1998).

Operating Revenues - Trucking revenues decreased $4 million (2%) to $253 million, as steady volumes combined with a 1% decrease in average prices. Stable volumes reflected weather problems and the absence of a threatened labor strike that helped boost 1998 volumes.

Operating Expenses - Operating expenses remained flat at $243 million in 1999, compared to $244 million in 1998 (excluding goodwill amortization of $5 million in 1998). Salaries, wages and employee benefit costs increased $4 million (3%) to $158 million reflecting wage and benefit inflation and the addition of a new product offering in the eastern and southern United States. Rent expense declined $4 million (18%) to $18 million due to a shift from third-party to internal transportation sources. Fuel costs declined $1 million (8%) due to lower fuel prices (44 cents in 1999 compared to 58 cents in 1998). Fuel hedging increased fuel expense by $600 thousand in 1999, and 40% of estimated remaining 1999 fuel purchases are hedged at an average of 45 cents per gallon.

Operating Income - Trucking operations generated operating income of $10 million for the first quarter of 1999 compared to $13 million for the comparable period a year ago (excluding goodwill amortization of $5 million in 1998). The operating ratio for trucking operations (excluding goodwill amortization in 1998) rose to 95.9 in 1999 from 94.9 in 1998.

Other Product Lines

Other   operations  include  the  technology  and  insurance product  lines, as well as the corporate holding company operations and all necessary consolidating entries (see Note 2 to the Consolidated Financial Statements). Operating revenues declined $37 million in 1999 due primarily
to  the sale   of   Skyway  in  November  1998.  Operating  expenses decreased
$53 million reflecting the absence of 1999 costs associated with Skyway and the consolidation of portions of the Corporate staff with the Rail unit's staff in Omaha, Nebraska. Operating losses declined $16 million, also due to the corporate restructuring and improved operations at the Corporation's technology division. Net losses from these operations also declined $6 million over 1998.

    CHANGES IN FINANCIAL CONDITION AND OTHER DEVELOPMENTS

Financial Condition - During the first three months of 1999, cash provided by operations was $413 million, compared to cash used by operations of $117 million in 1998. This $530 million increase primarily reflects higher earnings and improvements in working capital in the Corporation's Rail segment, reflecting the success of service recovery efforts in the first quarter of 1999 and the last half of 1998.

   Cash used in investing activities was $462 million in the first  quarter
of 1999, compared to $553 million  in  1998.  This   decrease  primarily
reflects  lower   Rail   capital spending, including merger-related spending,
offset  by  the $87  million  investment in the Corporation's  Mexican  rail
operations  (see  Note  3  to  the  Consolidated   Financial Statements).

   Cash used in equity and financing activities was $20 million in the first quarter of 1999, compared to $771 million provided by equity and financing activities in 1998. Cash used in 1999 principally reflects lower net borrowings ($398 million in 1999 compared to $1.77 billion in 1998) offset by debt repaid ($369 million in 1999 and $888 million in 1998).

   The ratio of debt to total capital employed (treating the Corporation's 6-1/4% Convertible Preferred Securities (CPS) as a debt instrument) was 57.7% at March 31, 1999, compared to 58.0% at December 31, 1998 and 57.8% at March 31, 1998. Including the CPS (see Note 6 to the Consolidated Financial Statements) as an equity instrument, the ratio of debt to total capital employed at March 31, 1999 was 49.3% and at December 31, 1998 was 49.4%.

   The Corporation had $1.2 billion of credit facilities with various banks
designated for general corporate purposes that expired   in   the  first
quarter  of  1999.   Because   of improvements in earnings and operating cash
flows during the first quarter of 1999 and the last half of 1998, the Corporation no longer required this credit capacity for operational purposes. A $2.8 billion credit facility, which expires in 2001, remains outstanding. During January 1999 the Corporation issued $600 million of 6-5/8% debentures with a maturity date of February 1, 2029. The proceeds from the issuance of these debentures were used for repayment of debt and other general corporate purposes. Under currently effective shelf registration statements, the Corporation may sell, from time to time, up to $1 billion in the aggregate of any combination of debt securities, preferred stock, or warrants for debt securities or preferred stock in one or more offerings. The Corporation has no immediate plans to issue equity securities.

                              OTHER MATTERS

Commitments and Contingencies - There are various claims and lawsuits pending
against the Corporation and certain of  its subsidiaries.    In  addition,
the  Corporation   and   its subsidiaries are subject to various Federal,
state and local environmental  laws and are currently participating  in  the
investigation   and  remediation  of   various   sites.    A discussion  of
certain  claims,  lawsuits,  guarantees  and contingencies  is  set forth in
Note 10 to the  Consolidated Financial  Statements,  which  is  incorporated
herein   by reference.

Accounting  Pronouncements  - In  June  1998  the  Financial Accounting
Standards  Board  issued  Statement   No.   133, "Accounting   for
Derivative   Instruments   and   Hedging Activities"  (FAS  133), that will be
effective  January  1, 2000.    While  management  is  still  in  the
process   of determining  the  full  effect FAS  133  will  have  on  the
Corporation's    financial   statements,   management    has determined that
FAS 133 will increase the volatility of the Corporation's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Corporation uses for fuel or interest rate hedging purposes will, upon adoption of FAS 133, be recorded
in the Corporation's Statement of Financial Position   (See   Note  4  to  the
Consolidated   Financial Statements).   In  addition, to the extent fuel
hedges  are ineffective due to pricing differentials resulting from  the
geographic   dispersion  of  the  Corporation's  operations, income
statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on UPC's consolidated financial statements.

Year 2000 - The Year 2000 (Y2K) compliance project at UPC includes software (internally developed and purchased), hardware and embedded chips inside equipment and machinery, primarily at it's Rail unit. The Corporation's enterprise-wide project encompasses computer systems and equipment in multiple data centers and a telecommunications network
spread   over  23  states.  Equipment  containing   embedded computer   chips
includes  locomotives,  automated   train switching systems, computer aided
train dispatching systems, signaling systems, computerized fueling stations, weigh-in-motion scales, cranes, lifts, PBX systems, elevators, and computerized monitoring systems throughout UPC. The Y2K project started with research in 1994 and an impact analysis of the Corporation's mainframe COBOL systems in 1995. The Y2K project has been a high priority since then.

   UPC's  Y2K Project is divided into five major initiatives as follows:

Mainframe Systems - These systems have been converted, tested and deemed to be Y2K compliant as of December 31, 1998. Periodic audits are planned during 1999 to ensure these systems remain Y2K compliant.

Client Server Systems - Modifications of these systems are on schedule, and the Corporation believes that all critical client server systems have been converted, tested, and deemed to be Y2K compliant as of December 31, 1998. The non-critical client server systems are scheduled to be tested as Y2K compliant by mid-1999.

User Department Developed Systems - These systems consist of both mainframe and PC-based systems developed by internal user departments. Modifications of these systems are on schedule, and the Corporation estimates that approximately 99% of the systems are complete as of March 31, 1999, and the remaining 1% are mostly low priority systems that are scheduled to be completed in the first half of 1999.

Vendor Supplied and Embedded Systems - These systems consist of vendor-supplied software, desktop, mainframe and server hardware, databases and operating systems, as well as equipment and machinery with embedded systems. One hundred percent of the identified critical suppliers of these systems have indicated that they have a comprehensive Year 2000 plan. To help assure safety and Y2K compliance, UPC is testing selected critical software, hardware and embedded systems, even if the vendor has already certified the product. The Corporation is sharing information on the compliance and testing of safety critical components common to the industry with the cooperation of the Association of American Railroads (AAR).

Electronic Commerce Systems - These systems consist of all electronic exchanges of information with customers, vendors, other railroads and financial institutions. The railroad industry has agreed on a standard 4-digit year for all electronic interchanges. The Rail unit can now transmit and receive the new EDI standard that involves a 4-digit year. The Corporation plans additional Y2K testing with customers and trading partners using current and older versions of EDI transactions in 1999.

   For each of these initiatives, seven major categories of events have been identified for contingency plans. These categories are (1) key data - integrity/loss, (2) critical software, (3) critical hardware, (4) communications, (5) critical supplies and suppliers, (6) facilities, and (7) key personnel. The contingency plans also include a Y2K command center that will be staffed 24 hours a day in the fourth quarter of 1999 and continuing into early 2000 for any problems that might occur due to Y2K. The staff will be composed of technical experts to fix or advise what to fix if systems fail, and knowledgeable representatives from each business unit. Contingency plans continue to be developed and will be refined and adjusted throughout 1999.

    As   of  March  31,  1999,  approximately  98%  of   the Corporation's
systems  (excluding  trucking)   have   been converted, tested, and deemed to
be Y2K compliant, and the remaining systems are expected to be modified by the second quarter of 1999. Modification to trucking systems comprises approximately 10% of UPC's total Y2K workload, and is estimated to be 95% complete. The remaining modification to trucking's systems is expected to be completed in the second quarter of 1999. Costs to convert UPC's systems are expensed as incurred. As of March 31, 1999, more than 70% of the costs of the Y2K project, estimated to be $61 million in total, have been expensed. Although the Corporation believes its systems will be successfully modified, failure by it, or by those from whom UPC purchases equipment, or by other entities with whom UPC exchanges data, or on whom it relies for data, to successfully modify their systems, could materially impact operations and financial results in the year 2000.

                            CAUTIONARY INFORMATION

Certain  information included in this report  contains,  and other materials
filed or to be filed by the Corporation with the   Securities  and  Exchange
Commission  (as   well   as information  included in oral statements  or
other  written statements made or to be made by the Corporation) contain or
will  contain, forward-looking statements within the meaning of   the
Securities  Act  of  1933,  as  amended,  and  the Securities  Exchange Act
of 1934, as amended. Such  forward-looking   information   may  include,
without   limitation, statements that the Corporation does not expect that
claims, lawsuits,   environmental  costs,  commitments,   contingent
liabilities, labor
negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and
other similar   expressions  concerning matters  that   are   not historical
facts, and projections or predictions as to the Corporation's financial or operational results. Such forward-looking information is or will be based on information available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, whether the Corporation is fully successful in recovering from the effects of the Rail unit's
congestion-related   problems  and  implementing  its   financial   and
operational   initiatives;  regaining  its   customers   who switched  to
alternative transportation arrangements during the service crisis; industry competition and legislative and/or regulatory developments; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions; changes in fuel prices; labor strikes; the impact of year 2000 systems problems; the outcome of shipper claims related to congestion; and claims arising from environmental investigations
or proceedings and other  types  of  claims  and litigation.   The
Corporation assumes no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

Item  3.   Quantitative  and Qualitative  Disclosures  About Market Risk

Disclosure concerning market risk-sensitive instruments is set forth in Note 4 to the Consolidated Financial Statements included in Item 1 of Part I of this Report and is incorporated herein by reference.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The discussion of certain legal proceedings affecting the Corporation and/or certain of its subsidiaries set forth in Note 10 to the Consolidated Financial Statements included in Item 1 of Part I of this Report is
incorporated herein  by reference.   In  addition  to those matters,  the
following proceedings,   or  developments  in  proceedings   presently
pending, arose or occurred during the first quarter of 1999.

Southern Pacific  Acquisition  -  As   reported   in   the Corporation's
Annual Report on Form 10-K for the year ended December 31, 1998 (the UPC 1998 10-K), on August 12, 1996 the STB served a decision (the Decision)
approving  the acquisition   of   control  of  Southern  Pacific   by
the Corporation, subject to various conditions. The acquisition was consummated on September 11, 1996. Various appeals were filed with respect to the Decision, and all such appeals were ultimately consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. All the appeals were subsequently withdrawn except the appeal of the Western Coal Traffic League. On March 23, 1999, the Court of Appeals entered an order affirming the Decision in all respects.

Bottleneck Proceedings - As reported in the UPC 1998 10-K, the U.S. Court of Appeals for the Eighth Circuit entered an order on February 10, 1999 that affirmed a prior decision by the Surface Transportation Board of the U.S. Department of Transportation (STB). That decision generally reaffirmed the STB's existing position regarding the obligation of rail carriers to provide rates for "bottleneck" segments (lines of railroad that are served by a single railroad between a junction and an exclusively-served shipper
facility)  and dismissed  two  complaint  proceedings  filed  by   shippers
challenging a class rate charged for the movement of coal, to which UPRR and Southern Pacific Transportation Company, a predecessor to UPRR, were parties. The STB's decision was originally served on December 31, 1996 and subsequently clarified on April 30, 1997. On March 23, 1999, two of the shippers involved in the complaint proceedings filed a petition for rehearing with the Eighth Circuit Court of Appeals, which was denied by the Court on April 20, 1999.

Labor Matters - The UPC 1998 10-K disclosed that the General Counsel of the National Labor Relations Board is seeking a bargaining order remedy in 12 cases involving Overnite Transportation Company (Overnite), where a Teamsters local union lost a representation election and that a thirteenth
bargaining   order   case  involving   Overnite   had   been tentatively
settled by the parties thereto without imposing a requirement that Overnite bargain with the Teamsters local involved in the case. During the first quarter of 1999, the settlement of the thirteenth bargaining order case was finalized with no material change in the terms upon which the case had tentatively been settled. Overnite continues to believe it has substantial defenses in the remaining pending bargaining order cases and intends to continue to defend them aggressively.

Environmental Matters - As reported in the UPC 1998 10-K, the Railroad had received notification that the District Attorney for San Bernardino County, California had opened an investigation into the Railroad's
handling  of   several hazardous material spills and releases in Barstow and
West Colton, California. As a result of the investigation, the District Attorney's office had alleged that the Railroad had not taken sufficient action to prevent the spills and releases and had not promptly reported them to the proper agencies. The District Attorney further alleged that the required business plans for releases of hazardous materials at West Colton had not been filed with the county fire department for several years. During the first quarter of 1999, a final settlement was negotiated with the District Attorney's office disposing of all pending cases pertaining to these incidents in consideration of the payment of a civil penalty in the amount of $350,000 and the Railroad's agreement to promptly report and handle any future spills.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of shareholders of the Corporation was held on April 16, 1999.

     (c)  At    the    Annual   Meeting,   the   Corporation's shareholders
          voted for the election of Philip F. Anschutz (206,131,793 shares in favor; 3,830,245 shares withheld), Robert P. Bauman
          (206,311,323 shares   in   favor;  3,650,715  shares   withheld),
          Richard  B.  Cheney (206,362,463  shares  in  favor; 3,599,575
          shares withheld),  E.   Virgil   Conway (206,361,108  shares in
          favor; 3,600,930   shares withheld),  Richard K. Davidson
          (206,148,255 shares in favor; 3,813,783 shares withheld), Thomas J. Donohue (206,381,764 shares in favor; 3,580,274 shares withheld), Spencer F. Eccles (206,390,025 shares in favor; 3,572,013 shares withheld), Ivor J. Evans (206,387,492
          shares in  favor;  3,574,546 shares    withheld),   Elbridge T.
          Gerry, Jr. (206,390,963  shares  in  favor;  3,571,075   shares
          withheld), William H. Gray, III (206,351,595  shares in   favor;
          3,610,443  shares  withheld),   Judith Richards   Hope
          (205,498,557  shares   in   favor; 4,463,481  shares  withheld),
          Richard  J.   Mahoney (206,415,207  shares  in  favor;  3,546,831
          shares withheld), and Richard D. Simmons (206,345,9832 shares in favor; 3,616,106 shares withheld), as directors of the Corporation. In addition, the Corporation's shareholders voted
          to  ratify   the appointment  of Deloitte & Touche LLP as
          independent auditors  of the Corporation (208,519,829 shares  in
          favor;   752,195  shares  against;   690,014  shares withheld) and
          voted  on  a  shareholder   proposal regarding executive
          compensation (14,710,507 shares in favor; 166,459,349 shares against; 3,350,757 shares withheld and 25,441,425 shares not voted by brokers).

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          12 - Computation of ratio of earnings to fixed charges. 27 - Financial data schedule.

     (b)  Reports on Form 8-K

           On January 21, 1999, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the fourth quarter of 1998.

[SIGNATURE]

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 1999



                       UNION PACIFIC CORPORATION
                       (Registrant)

                       /s/ James R. Young
                       ------------------
                       James R. Young
                       Senior Vice President - Finance and Controller
                       (Chief Accounting Officer and Duly Authorized Officer)

<ESHIBIT INDES> INDEX

                  UNION PACIFIC CORPORATION
                        EXHIBIT INDEX

Exhibit No.  Description of Exhibits Filed with this Statement
-----------  -------------------------------------------------
   12        Computation  of Ratio of Earnings  to  Fixed Charges.

   27        Financial Data Schedule.