Form 10-K405/A
period 1998-12-31
UNION PACIFIC CORP
filed 1999-06-25
CIK 100885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 FORM 10- K/A-1
(Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the fiscal year ended December 31, 1998
                                        OR
    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from ____________ to ____________

                          Commission File Number 1-6075

                            UNION PACIFIC CORPORATION
             (Exact name of registrant as specified in its charter)

                Utah                                13-2626465
    (State or other jurisdiction                 (I.R.S. Employer
 of incorporation or organization)               Identification No.)


   1717 Main Street Suite 5900                         75201
          Dallas, Texas                             (Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code  (214) 743-5600
             ------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange on
       Title of each class                       which registered

Common Stock (Par Value $2.50 per share)   New York Stock Exchange, Inc.
-----------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes      X            No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
       ----------------------------------------------------------------
     As of February 26, 1999 the aggregate market value of the registrant's Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was approximately $10,973,121,951.

     The number of shares outstanding of the registrant's Common Stock as of February 26, 1999 was 247,579,048.

     Portions of the following documents are incorporated by reference into this
Report: (1) registrant's Annual Report to Stockholders for the year ended December 31, 1998 (Parts I, II and IV); and (2) registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 16, 1999 (Part III).
     The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to include the following exhibits:

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit Number      Exhibit
--------------      -------
(23) (a)            Independent Auditors' Consent

(23) (b)            Independent Auditors' Consent

(23) (c)            Independent Auditors' Consent

(23) (d)            Independent Auditors' Consent

(23) (e)            Independent Auditors' Consent

(99) (a) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Union Pacific Corporation Thrift Plan.

(99) (b) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k)Retirement
                    Thrift Plan.

(99) (c) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan.

(99) (d) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Chicago and North Western Railway Company Profit Sharing and retirement Savings Program.

(99) (e) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Southern Pacific Rail Corporation Thrift Plan.

                            UNION PACIFIC CORPORATION

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      June 25, 1999

                                            UNION PACIFIC CORPORATION
                                            (Registrant)

                                            /s/ James R. Young
                                            ------------------
                                            James R. Young
                                            Senior Vice President - Finance
                                                and Controller

                                  EXHIBIT INDEX

Exhibit Number      Exhibit
--------------      -------
(23) (a)            Independent Auditors' Consent

(23) (b)            Independent Auditors' Consent

(23) (c)            Independent Auditors' Consent

(23) (d)            Independent Auditors' Consent

(23) (e)            Independent Auditors' Consent

(99) (a) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Union Pacific Corporation Thrift Plan.

(99) (b) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan.

(99) (c) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan.

(99) (d) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Chicago and North Western Railway Company Profit Sharing and Retirement Savings Program.

(99) (e) Financial Statements for the Fiscal Year ended December 31, 1998 required by Form 11-K for the Southern Pacific Rail Corporation Thrift Plan.