Form 10-Q
period 1999-06-30
UNION PACIFIC CORP
filed 1999-08-13
CIK 100885

        COVER


                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                     - OR -

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _______________ to _____________

                          Commission file number 1-6075

                            UNION PACIFIC CORPORATION
             (Exact name of registrant as specified in its charter)

             UTAH                                       13-2626465
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                       1416 DODGE STREET, OMAHA, NEBRASKA
                    (Address of principal executive offices)

                                      68179
                                   (Zip Code)

                                 (402) 271-5777
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X        NO

        As of July 30, 1999, there were 247,829,273 shares of the Registrant's Common Stock outstanding.


        INDEX



                             UNION PACIFIC CORPORATION
                                      INDEX



                          PART I. FINANCIAL INFORMATION



                                                                   Page Number
Item 1:       Consolidated Financial Statements:

              STATEMENT OF CONSOLIDATED INCOME
                 For the Three Months Ended June 30, 1999 and 1998...    1

              STATEMENT OF CONSOLIDATED INCOME
                 For the Six Months Ended June 30, 1999 and 1998.....    2

              STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                 At June 30, 1999 and December 31, 1998..............    3

              STATEMENT OF CONSOLIDATED CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998.....    4

              STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                 For the Six Months Ended June 30, 1999..............    5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............   6-14


Item 2:       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................  15-26

Item 3:       Quantitative and Qualitative Disclosures About
                 Market Risk.........................................    26



                           PART II. OTHER INFORMATION


Item 1:       Legal Proceedings......................................  26-27

Item 6:       Exhibits and Reports on Form 8-K.......................    27

Signature............................................................    28

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
-------------------------------------------------------------------------------

Statement of Consolidated Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Three Months Ended June 30, 1999 and 1998
-------------------------------------------------------------------------------
                    Millions, Except Per Share and Ratios    1999          1998
-------------------------------------------------------------------------------
Operating Revenues  Rail and other (Note 2)................$2,773        $2,623
                    -----------------------------------------------------------
Operating Expenses  Salaries, wages and employee benefits.. 1,057         1,090
                    Equipment and other rents..............   325           369
                    Depreciation...........................   268           268
                    Fuel and utilities (Note 5)............   202           214
                    Materials and supplies.................   146           146
                    Casualty costs.........................    95           118
                    Other costs (Note 10)..................   239           557
                    -----------------------------------------------------------
                    Total.................................. 2,332         2,762
                    -----------------------------------------------------------
Income              Operating Income (Loss)................   441          (139)
                    Other income (Note 8)..................    24            54
                    Interest expense (Notes 5 and 6).......  (184)         (177)
                    -----------------------------------------------------------
                    Income (Loss) before Income Taxes......   281          (262)
                    Income taxes...........................   (87)          108
                    -----------------------------------------------------------
                    Income (Loss) from Continuing
                      Operations...........................   194          (154)
                    Estimated Loss on Disposal of
                      Discontinued Operations(net of income
                      taxes of $198 million) (Note 4)......     -          (262)
                    -----------------------------------------------------------
                    Net Income (Loss)......................$  194        $ (416)
-------------------------------------------------------------------------------
Earnings Per Share  Basic:
(Note 7)              Income (Loss) from Continuing
                        Operations.........................$ 0.79        $(0.63)
                      Estimated Loss on Disposal of
                        Discontinued Operations............     -         (1.06)
                      Net Income (Loss)....................$ 0.79        $(1.69)
                    Diluted:
                      Income (Loss) from Continuing
                        Operations.........................$ 0.77        $(0.63)
                      Estimated Loss on Disposal of
                        Discontinued Operations............     -         (1.06)
                      Net Income (Loss)....................$ 0.77        $(1.69)
                    -----------------------------------------------------------
                    Weighted Average Number of
                      Shares (Basic)....................... 246.5         246.0
                    Weighted Average Number of
                      Shares (Diluted)..................... 270.6         246.0
                    -----------------------------------------------------------
                    Cash Dividends Per Share...............$ 0.20        $ 0.20
                    -----------------------------------------------------------
                    Ratio of Earnings to Fixed
                      Charges (Note 9).....................   2.2             -
-------------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------

Statement of Consolidated Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Six  Months Ended June 30, 1999 and 1998
-------------------------------------------------------------------------------
                      Millions, Except Per Share and Ratios   1999         1998
-------------------------------------------------------------------------------
Operating Revenues    Rail and other (Note 2)...............$5,513       $5,209
                      ---------------------------------------------------------
Operating Expenses    Salaries, wages and employee benefits. 2,133        2,168
                      Equipment and other rents.............   656          751
                      Depreciation..........................   538          531
                      Fuel and utilities (Note 5)...........   391          435
                      Materials and supplies................   290          290
                      Casualty costs........................   206          235
                      Other costs (Note 10).................   496          905
                      ---------------------------------------------------------
                      Total................................. 4,710        5,315
                      ---------------------------------------------------------
Income                Operating Income (Loss)...............   803         (106)
                      Other income (Note 8).................    49           77
                      Interest expense (Notes 5 and 6)......  (370)        (338)
                      ---------------------------------------------------------
                      Income (Loss) before Income Taxes.....   482         (367)
                      Income taxes..........................  (159)         151
                      ---------------------------------------------------------
                      Income (Loss) from Continuing
                        Operations..........................   323         (216)
                      Estimated Loss on Disposal of
                        Discontinued Operations(net of income
                        taxes of $198 million) (Note 4).....     -         (262)
                      ---------------------------------------------------------
                      Net Income (Loss).....................$  323       $ (478)
                      ---------------------------------------------------------
Earnings Per Share    Basic:
(Note 7)                Income (Loss) from Continuing
                          Operations........................$ 1.31       $(0.88)
                        Estimated Loss on Disposal of
                          Discontinued Operations...........     -        (1.06)
                        Net Income (Loss)...................$ 1.31       $(1.94)
                      Diluted:
                        Income (Loss) from Continuing
                          Operations........................$ 1.31       $(0.88)
                        Estimated Loss on Disposal of
                          Discontinued Operations...........     -        (1.06)
                        Net Income (Loss)...................$ 1.31       $(1.94)
                      ---------------------------------------------------------
                      Weighted Average Number of
                        Shares (Basic)...................... 246.4        246.0
                      Weighted Average Number of
                        Shares (Diluted).................... 247.7        246.0
                      ---------------------------------------------------------
                      Cash Dividends Per Share..............$ 0.40       $ 0.40
                      ---------------------------------------------------------
                      Ratio of Earnings to Fixed
                        Charges (Note 9)....................   2.0          0.1
-------------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------

Statement of Consolidated Financial Position (Unaudited)
Union Pacific Corporation and Subsidiary Companies
-------------------------------------------------------------------------------
                                                           June 30,    Dec. 31,
                      Millions of Dollars                      1999        1998
-------------------------------------------------------------------------------
Assets
                      ---------------------------------------------------------
Current Assets        Cash and temporary investments........$   331     $   176
                      Accounts receivable (Note 5)..........    561         643
                      Inventories...........................    341         343
                      Current deferred tax asset............    248         244
                      Other current assets..................    102          96
                      ---------------------------------------------------------
                      Total.................................  1,583       1,502
                      ---------------------------------------------------------
Investments (Note 3)  Investments in and advances to
                        affiliated companies................    632         520
                      Other investments.....................    125         171
                      ---------------------------------------------------------
                      Total.................................    757         691
                      ---------------------------------------------------------
Properties            Cost.................................. 33,748      33,145
                      Accumulated depreciation.............. (6,567)     (6,206)
                      ---------------------------------------------------------
                      Net................................... 27,181      26,939
                      ---------------------------------------------------------
Other                 Other assets..........................    266         242
                      ---------------------------------------------------------
                      Total Assets..........................$29,787     $29,374
-------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities   Accounts payable......................$   630   $     586
                      Accrued wages and vacation payable....    472         410
                      Accrued casualty costs................    392         400
                      Income and other taxes payable........    282         301
                      Dividends and interest payable........    288         289
                      Debt due within one year (Note 6).....    215         181
                      Other current liabilities (Note 3)....    709         765
                      ---------------------------------------------------------
                      Total.................................  2,988       2,932
                      ---------------------------------------------------------
Other Liabilities and Debt due after one year (Note 6)......  8,590       8,511
Stockholders' Equity  Deferred income taxes.................  6,473       6,308
                      Accrued casualty costs................  1,045         995
                      Retiree benefit obligations...........    826         803
                      Other long-term
                        liabilities (Notes 3 and 10)........    740         932
                      Company-Obligated Mandatorily
                        Redeemable Convertible Preferred
                        Securities (Note 6).................  1,500       1,500
                      Common stockholders' equity (Page 5)..  7,625       7,393
                      ---------------------------------------------------------
                      Total Liabilities and
                        Stockholders' Equity................$29,787     $29,374
-------------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------

Statement of Consolidated Cash Flows (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Six  Months Ended June 30, 1999 and 1998
-------------------------------------------------------------------------------
                      Millions of Dollars                       1999      1998
-------------------------------------------------------------------------------
Cash from Operations  Income (Loss) from
                        Continuing Operations..................$ 323   $  (216)
                      Non-cash charges to income:
                        Depreciation...........................  538       531
                        Deferred income taxes..................  161      (141)
                        Other - net............................ (174)      (40)
                      Changes in current assets and
                        liabilities............................  130       (51)
                      ---------------------------------------------------------
                           Cash Provided by Operations.........  978        83
                      ---------------------------------------------------------
Investing Activities  Capital investments...................... (824)   (1,266)
                      Other - net (Note 3).....................  (17)       43
                      ---------------------------------------------------------
                      Cash Used in Investing Activities........ (841)   (1,223)
                      ---------------------------------------------------------
Equity and Financing  Dividends paid...........................  (98)     (155)
Activities (Note 6)   Debt repaid ............................. (528)   (1,798)
                      Net financings...........................  642     3,356
                      Other - net..............................    2       (53)
                      ---------------------------------------------------------
                      Cash Provided by Equity and
                        Financing Activities...................   18     1,350
                      --------------------------------------------------------
                      Net Change in Cash and Temporary
                        Investments............................$ 155   $   210
                      Cash at Beginning of Period..............  176        90
                      ---------------------------------------------------------
                      Cash at End of Period....................$ 331   $   300
                      ---------------------------------------------------------
Change in Current     Accounts receivable......................$  82   $    90
Assets and            Inventories..............................    2       (27)
Liabilities           Other current assets.....................  (10)      103
                      Accounts, wages and vacation payable.....  106       (76)
                      Debt due within one year (Note 6)........   34       (68)
                      Other current liabilities................  (84)      (73)
                      ---------------------------------------------------------
                      Total....................................$ 130   $   (51)
-------------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------

Statement of Changes in Common Stockholders' Equity (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Six Months Ended June 30, 1999
-------------------------------------------------------------------------------
                      Millions of Dollars                            1999
-------------------------------------------------------------------------------
Common Stock          Common stock, $2.50 par value
                        (authorized 500,000,000 shares)

                      Balance at beginning of period
                        (276,335,423 shares issued)................$   691
                      ---------------------------------------------------------
                      Conversions, exercises of stock options
                        and retention stock forfeitures for
                        the period (17,204 net shares issued)......      -
                      ---------------------------------------------------------
                      Balance at end of period
                        (276,352,627 shares issued)................    691
                     ----------------------------------------------------------
Paid-in Surplus      Balance at beginning of period................  4,053
                     Conversions, exercises of stock
                       options and forfeitures.....................    (16)
                     ----------------------------------------------------------
                     Balance at end of period......................  4,037
                     ----------------------------------------------------------
Retained Earnings    Balance at beginning of period................  4,441
                     Net income....................................    323
                     ----------------------------------------------------------
                     Total.........................................  4,764
                     Cash dividends declared ($0.40 per share).....    (98)
                     ----------------------------------------------------------
                     Balance at end of period......................  4,666
                     ----------------------------------------------------------
Treasury Stock       Balance at June 30, at cost
                       (28,509,531 shares)......................... (1,769)
                     ----------------------------------------------------------
                     Total Common Stockholders' Equity.............$ 7,625
-------------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. Responsibilities for Financial Statements - The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Statement of Consolidated Financial Position at December 31, 1998 is derived from audited financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation or UPC) Annual Report to Shareholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999. Certain 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.

2.    Segmentation - UPC consists of one reportable segment, rail transportation
      (Rail), and UPC's other product lines (Other Operations). The Rail segment includes the operations of Union Pacific Railroad Company (UPRR), its subsidiaries and rail affiliates (collectively, the Railroad). Other Operations include the trucking product line (Overnite Transportation Company or Overnite), as well as technology and insurance product lines, corporate holding company operations, which largely support the Rail segment, and all appropriate consolidating entries.

         The following tables detail reportable financial information for UPC's Rail segment and Other Operations for the three months and six months ended June 30, 1999 and 1998, respectively:

-------------------------------------------------------------------------------
       Three Months Ended June 30, 1999  Rail  Other Operations [a]Consolidated
                                               --------------------
       Millions of Dollars                       Trucking  Other[b]
       ------------------------------------------------------------------------
       Net sales and revenues from
         external customers [c]....... $ 2,491    $ 273      $  9      $ 2,773
       Net income (loss)..............     206       11       (23)         194
       Assets.........................  28,640      869       278       29,787
       ------------------------------------------------------------------------


       ------------------------------------------------------------------------
       Three Months Ended June 30, 1998  Rail  Other Operations [a]Consolidated
                                               --------------------
       Millions of Dollars                       Trucking  Other[b]
       ------------------------------------------------------------------------
       Net sales and revenues from
         external customers [c]....... $ 2,317    $  262     $  44     $ 2,623
       Net income (loss)..............    (122)        5      (299)       (416)
       Assets [d].....................  28,023     1,358       (85)     29,296
       ------------------------------------------------------------------------

       ------------------------------------------------------------------------
       Six Months Ended June 30, 1999    Rail  Other Operations [a]Consolidated
                                               --------------------
       Millions of Dollars                       Trucking  Other[b]
       ------------------------------------------------------------------------
       Net sales and revenues from
         external customers [c]....... $ 4,970    $526       $ 17      $ 5,513
       Net income (loss)..............     355      20        (52)         323
       Assets.........................  28,640     869        278       29,787
       ------------------------------------------------------------------------


       ------------------------------------------------------------------------
       Six Months Ended June 30, 1998    Rail  Other Operations [a]Consolidated
                                               --------------------
       Millions of Dollars                       Trucking  Other[b]
       ------------------------------------------------------------------------
       Net sales and revenues from
         external customers [c]....... $ 4,601    $  519     $  89     $ 5,209
       Net income (loss)..............    (154)       10      (334)       (478)
       Assets [d].....................  28,023     1,358       (85)     29,296
       ------------------------------------------------------------------------


      [a]"Other Operations" includes all product lines that are not significant enough to warrant reportable segment classification.

      [b]Included in the "Other"  product line are the results of the  corporate holding company, Union Pacific Technologies, a provider of transportation-related technologies, Wasatch Insurance Limited, a captive insurance company, and all necessary consolidating entries. 1998 also includes Skyway Freight Systems, Inc., a provider of contract logistics and supply chain management services, which was sold in November 1998.

      [c]The Corporation does not have significant intercompany sales activities

      [d]1998 "Other" includes the write-down of the investment in Overnite in connection with the attempted sale of Overnite (See Note 4).

3.   Acquisitions

     Southern Pacific Rail Corporation (Southern Pacific or SP) - UPC consummated the acquisition of Southern Pacific in September 1996. The acquisition of SP was accounted for as a purchase and was fully consolidated into UPC's results beginning in October 1996.

     Merger Consolidation Activities - In connection with the acquisition and continuing integration of UPRR and Southern Pacific's rail operations, UPC is in the process of eliminating 5,200 duplicate positions, which are primarily employees involved in activities other than train, engine and yard activities. In addition, UPC is relocating 4,700 positions, merging or disposing of redundant facilities and disposing of certain rail lines. The Corporation is also canceling uneconomical and duplicative SP contracts.

         To date, UPC has severed 2,500 employees and relocated 4,100 employees due to merger implementation activities. UPC recognized a $958 million pre-tax merger liability as part of the SP purchase price allocation for costs associated with SP's portion of these activities. In addition, the Railroad expects to incur $130 million in pre-tax acquisition-related costs for severing or relocating UPRR employees, disposing of certain UPRR facilities, training and equipment upgrading over the remainder of the merger implementation period. Earnings for the three months ended June 30, 1999 and 1998 included $8 million and $11 million after-tax, respectively, and for the six months ended June 30, 1999 and 1998, included $17 million and $29 million after-tax, respectively, for acquisition-related costs for UPRR consolidation activities.

     The components of the merger liability as of June 30, 1999 were as follows:

     --------------------------------------------------------------------------
                                              Original   Cumulative    Current
     Millions of Dollars                       Reserve     Activity    Reserve

     Contractual obligations................     $361         $361      $  -
     Severance costs........................      343          261        82
     Contract cancellation fees and
       facility and line closure costs......      145          125        20
     Relocation costs.......................      109           84        25
     --------------------------------------------------------------------------
     Total..................................     $958         $831      $127
     --------------------------------------------------------------------------


     Merger Liabilities - Merger liability activity reflected cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. The Corporation expects that the remaining merger payments will be made over the course of the next three years as labor negotiations are completed and implemented, and related merger consolidation activities are finalized.

     Mexican Railway Concession - During 1997, UPRR and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The consortium assumed operational control of both lines in 1998. In March 1999, the UPRR purchased an additional 13% ownership interest for $87 million from one of its partners. The UPRR now holds a 26% ownership share in the consortium. The investment is accounted for under the equity method.

4.   Attempted  Sale of  Overnite  - In May  1998,  the  Corporation's  Board of
     Directors approved a formal plan to divest UPC's investment in Overnite through an initial public offering (IPO). UPC recorded a $262 million after-tax loss from discontinued operations in the second quarter of 1998 to provide for the expected loss from the sale of Overnite. During the fourth quarter of 1998, it became apparent that because of continued weakness in the IPO market, a successful divestiture of Overnite within the one year time limit prescribed by generally accepted accounting principles was no longer reasonably assured. As a result, in the fourth quarter of 1998 the Corporation reclassified Overnite's results to continuing operations and reversed the $262 million loss from discontinued operations. Overnite's operating results have been reclassified to continuing operations for all periods. Additionally, as discussed in the 1998 Annual Report, the Corporation changed its method of valuing goodwill during the fourth quarter of 1998. In connection with this change in accounting policy, $547 million of goodwill related to the acquisition of Overnite was written off during the fourth quarter of 1998.

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

     Credit Risk - The total credit risk associated with the Corporation's counterparties was $96 million at June 30, 1999. UPC has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

     Valuation - The fair market values of the Corporation's derivative financial instrument positions at June 30, 1999 and December 31, 1998 were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable U.S. Treasury rate and swap spread.

     The following is a summary of the Corporation's financial instruments at June 30, 1999 and December 31, 1998:

     --------------------------------------------------------------------------
     Millions of Dollars                              June 30,     December 31,
     Except Percentages and Average Commodity Prices     1999             1998
     --------------------------------------------------------------------------
     Interest Rate Hedging:
          Amount of debt hedged.......................  $  56            $ 150
          Percentage of total debt portfolio..........      1%               2%
     Rail Fuel Hedging:
          Fuel purchases hedged for 1999..............  $ 172            $ 343
          Percentage of forecasted 1999 fuel
            consumption hedged........................     64%              64%
          Average price of 1999 hedges
            outstanding (per gallon) [a]..............  $0.41            $0.41
          Fuel purchases hedged for 2000..............  $  65                -
          Percentage of forecasted 2000 fuel
            consumption hedged........................     13%               -
          Average price of 2000 hedges
            outstanding (per gallon) [a]..............  $0.39                -
     Trucking Fuel Hedging:
          Fuel purchases hedged for 1999..............  $   5            $  10
          Percentage of forecasted 1999
            fuel consumption hedged...................     40%              41%
          Average price of 1999 hedges
            outstanding (per gallon) [a]..............  $0.45            $0.45
          Fuel purchases hedged for 2000..............  $   2                -
          Percentage of forecasted 2000
            fuel consumption hedged...................     28%               -
          Average price of 2000 hedges
            outstanding (per gallon) [a]..............  $0.39                -
     --------------------------------------------------------------------------

      [a]Excludes taxes and transportation costs.

         The asset and liability positions of the Corporation's outstanding financial instruments at June 30, 1999 and December 31, 1998 were as follows:

     --------------------------------------------------------------------------
                                                      June 30,     December 31,
     Millions of Dollars                                 1999             1998
     --------------------------------------------------------------------------
     Interest Rate Hedging:
          Gross fair market asset position............    $50             $ 41
          Gross fair market (liability) position......     (1)              (5)
     Rail Fuel Hedging:
          Gross fair market asset position............     45                -
          Gross fair market (liability) position......      -              (49)
     Trucking Fuel Hedging:
          Gross fair market asset position............      1                -
          Gross fair market (liability) position......      -               (2)
     --------------------------------------------------------------------------
     Total asset (liability) position.................    $95             $(15)
     --------------------------------------------------------------------------

         The Corporation's use of financial instruments had the following impact on pre-tax income for the three months and six months ended June 30, 1999 and 1998:

     --------------------------------------------------------------------------
                                        Three Months Ended     Six Months Ended
                                      -----------------------------------------
                                      June 30,   June 30,    June 30,   June 30,
     Millions of Dollars                 1999       1998        1999       1998
     --------------------------------------------------------------------------
     Increase in interest expense from
       interest rate hedging...........   $1          -         $ 1        $ 1
     Increase in fuel expense from
       Rail fuel hedging...............    -         20          19         34
     Increase in fuel expense from
       Trucking fuel hedging...........    -          1           1          2
     --------------------------------------------------------------------------
     Reduction in Pre-Tax Income.......   $1        $21         $21        $37
     --------------------------------------------------------------------------

     Sale of Receivables - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary (the Subsidiary). The Subsidiary is collateralized by a $66 million note from UPRR. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At June 30, 1999 and December 31, 1998, accounts receivable are presented net of $576 million and $580 million, respectively, of receivables sold.

6.   Debt
     Credit Facilities - The Corporation had $1.2 billion of credit facilities with various banks designated for general corporate purposes that expired in the first quarter of 1999. Because of improvements in earnings and operating cash flows during 1999, the Corporation no longer required this credit capacity for operational purposes. A $2.8 billion credit facility, which expires in 2001, remains outstanding.

     Convertible Preferred Securities - Union Pacific Capital Trust (the Trust), a statutory business trust sponsored and wholly owned by the Corporation, has issued $1.5 billion aggregate liquidation amount of 6-1/4% Convertible Preferred Securities (the CPS). Each of the CPS has a stated liquidation amount of $50 and is convertible, at the option of the holder, into shares of UPC's common stock, par value $2.50 per share (the Common Stock), at the rate of 0.7257 shares of Common Stock for each of the CPS, equivalent to a conversion price of $68.90 per share of Common Stock, subject to adjustment under certain circumstances. The CPS accrue and pay cash distributions quarterly in arrears at the annual rate of 6-1/4% of the stated liquidation amount. The Corporation owns all of the common securities of the Trust. The proceeds from the sale of the CPS and the common securities of the Trust were invested by the Trust in $1.5 billion aggregate principal amount of the Corporation's 6-1/4% Convertible Junior Subordinated Debentures due April 1, 2028, which debentures represent the sole assets of the Trust.

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

7. Earnings Per Share - The following tables provide a reconciliation between basic and diluted earnings per share for the three months and six months ended June 30, 1999 and 1998:

     --------------------------------------------------------------------------
                                                       Three Months Ended
     Millions, Except Per Share Amounts        --------------------------------
                                                   June 30, 1999  June 30, 1998
     --------------------------------------------------------------------------
     Income Statement Data:
          Income (loss) from continuing
            operations................................  $ 194         $ (154)
          Income (loss) available to common
            stockholders from continuing operations...    194           (154)
          Estimated loss on disposal of
            discontinued operations...................      -           (262)
     --------------------------------------------------------------------------
          Net income (loss) available to common
            stockholders - Basic......................    194           (416)
          Dilutive effect of interest associated
            with the CPS [a]..........................     15               -
     --------------------------------------------------------------------------
          Net income (loss) available to common
            stockholders - Diluted....................    209           (416)
     --------------------------------------------------------------------------
     Weighted-Average Number of Shares Outstanding:
          Basic.......................................  246.5           246.0
          Dilutive effect of common stock
            equivalents [b]...........................   24.1               -
     --------------------------------------------------------------------------
          Diluted.....................................  270.6           246.0
     --------------------------------------------------------------------------
     Earnings Per Share:
          Basic:
              Income (loss) from continuing operations. $0.79         $(0.63)
              Estimated loss on disposal of
                discontinued operations................     -          (1.06)
     --------------------------------------------------------------------------
          Net income (loss)............................ $0.79         $(1.69)
     --------------------------------------------------------------------------
          Diluted:
              Income (loss) from continuing operations. $0.77         $(0.63)
              Estimated loss on disposal of
                discontinued operations................     -          (1.06)
     --------------------------------------------------------------------------
          Net income (loss)............................ $0.77         $(1.69)
     --------------------------------------------------------------------------

     [a] In 1998, the effect of $15 million of interest  associated with the CPS was anti-dilutive (see Note 6).
     [b] 1998 excludes the effect of anti-dilutive common stock equivalents related to options and the CPS, which were 1.4 million and 21.8 million, respectively.

     --------------------------------------------------------------------------
                                                         Six Months Ended
                                                   ----------------------------
     Millions, Except Per Share Amounts            June 30, 1999  June 30, 1998
     --------------------------------------------------------------------------
     Income Statement Data:
          Income (loss) from continuing operations..... $ 323          $ (216)
          Income (loss) available to common
            stockholders from continuing operations....   323            (216)
          Estimated loss on disposal of
            discontinued operations....................     -            (262)
     --------------------------------------------------------------------------
          Net income (loss) available to
            common stockholders [c]....................   323            (478)
     --------------------------------------------------------------------------
     Weighted-Average Number of Shares Outstanding:
          Basic........................................ 246.4           246.0
          Dilutive effect of common stock
            equivalents [d]............................   1.3               -
     --------------------------------------------------------------------------
          Diluted...................................... 247.7           246.0
     --------------------------------------------------------------------------
     Earnings Per Share:
          Basic:
              Income (loss) from continuing operations. $1.31          $(0.88)
              Estimated loss on disposal of
                discontinued operations................     -           (1.06)
     --------------------------------------------------------------------------
          Net income (loss)............................ $1.31          $(1.94)
     --------------------------------------------------------------------------


          Diluted:
              Income (loss) from continuing operations. $1.31          $(0.88)
              Estimated loss on disposal
                discontinued operations................     -           (1.06)
     --------------------------------------------------------------------------
          Net income (loss)............................ $1.31          $(1.94)
     --------------------------------------------------------------------------

     [c] Represents both basic and diluted net income (loss) available to common stockholders as no adjustments are required for the CPS, which were anti-dilutive.
     [d] 1999  excludes  the effect of 21.8 million  anti-dilutive  common stock equivalents related to the CPS. 1998 excludes the effect of anti-dilutive common stock equivalents related to options and the CPS, which were 1.6 million and 10.9 million, respectively.

8. Other Income - Other income included the following for the three months and six months ended June 30, 1999 and 1998:

     --------------------------------------------------------------------------
                                                      Three Months Ended
     Millions of Dollars                       --------------------------------
                                               June 30, 1999     June 30, 1998
     --------------------------------------------------------------------------
     Net gain on asset dispositions..............    $ 7               $29
     Rental income...............................     13                12
     Interest income.............................      4                 6
     Other - net.................................      -                 7
     --------------------------------------------------------------------------
     Total.......................................    $24               $54
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
                                                       Six Months Ended
     Millions of Dollars                   ----------------- -----------------
                                               June 30, 1999     June 30, 1998
     --------------------------------------------------------------------------
     Net gain on asset dispositions..............    $18               $44
     Rental income...............................     25                23
     Interest income.............................      8                11
     Other - net.................................     (2)               (1)
     --------------------------------------------------------------------------
     Total.......................................    $49               $77
     --------------------------------------------------------------------------

9. Ratio of Earnings to Fixed Charges - The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income
     (loss) less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges. For the three months and six months ended June 30, 1998, fixed charges exceeded earnings by approximately $272 million and $386 million, respectively.

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

     Customer Claims - Certain customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems during 1997 and 1998, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Corporation has made no additional provisions for such claims in 1999.

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

11. Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. While management is still in the process of determining the full effect FAS 133 will have on the Corporation's financial statements, management has determined that FAS 133 will increase the volatility of the Corporation's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Corporation uses for fuel or interest rate hedging purposes will, upon adoption of FAS 133, be recorded in the Corporation's Statement of Financial

     Position (See Note 5). In  addition,  to the extent fuel hedges are
     ineffective   due to pricing  differentials  resulting from the geographic
     dispersion of      the  Corporation's   operations,   income  statement
     recognition  of  the      ineffective portion of the hedge position will be
     required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on UPC's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                               RESULTS OF OPERATIONS

SERVICE ISSUES

The results of operations of Union Pacific Corporation (the Corporation or UPC) and its rail segment (Rail), which includes the operations of Union Pacific Railroad Company (UPRR) and its subsidiaries and rail affiliates (collectively, the Railroad), for the three and six months ended June 30, 1998 were adversely affected by the congestion that began in the third quarter of 1997. However, service recovery efforts resulted in significant improvements in operating and financial results beginning in the latter half of 1998 and continuing into the first half of 1999.

           Three Months Ended June 30, 1999 Compared to June 30, 1998

CONSOLIDATED

Net Income - The Corporation reported net income of $194 million or $0.79 per basic share and $0.77 per diluted share for the second quarter of 1999, compared to a net loss of $416 million or $1.69 per basic and diluted share in 1998. This earnings increase resulted primarily from improved operations and service levels at UPC's Rail unit, as well as the impact in the second quarter 1998 results of a $262 million after-tax loss from discontinued operations associated with the planned sale of Overnite Transportation Company (Overnite). Excluding the Overnite write-down, the 1998 net loss from continuing operations was $154 million or $0.63 per basic and diluted share.

Operating Revenues - Operating revenues increased $150 million (6%) to $2,773 million in 1999, reflecting increased volumes and revenues in all commodity lines of the Rail unit, partially offset by the impact of selling Skyway Freight Systems, Inc. (Skyway) in November of 1998. Skyway generated $44 million in revenue during the second quarter of 1998.

Operating Expenses - Operating expenses decreased $430 million (16%) to $2,332 million in 1999. Salaries, wages and employee benefit costs were $33 million lower than 1998, as inflation and volume growth were more than offset by improved productivity at UPC's Rail unit and the impact of the sale of Skyway. Equipment and other rents were $44 million (12%) lower than 1998, resulting primarily from improved rail cycle times, partially offset by higher rail volumes. Depreciation expense was unchanged at $268 million, reflecting increased capital spending at the Rail unit offset by lower overall depreciation rates for rail equipment and track assets. Fuel and utilities were $12 million (6%) lower than 1998, as lower fuel prices and improved fuel efficiency more than offset volume driven increases. Materials and supplies was unchanged at $146 million. Casualty costs decreased $23 million (19%), as the cost of rail-related accident claims continued to decline. Other costs decreased $318 million (57%) to $239 million in 1999, reflecting the impact in the second quarter 1998 of a $250 million expense for the resolution of customer claims, the impact of the sale of Skyway, lower state and local taxes (primarily sales and property taxes) and increased benefits resulting from the continuing integration of Southern Pacific operations. (See Note 3 to the Consolidated Financial Statements.)

Operating Income - Operating income increased $580 million to $441 million in 1999 reflecting both decreased Rail operating expenses and increased revenues.

Non-Operating Items - Other income decreased $30 million (56%), reflecting the impact in the second quarter of 1998 of the sale of the SP headquarters building and an insurance recovery for 1997 flood damage. Interest expense increased $7 million, the result of increased debt levels year-over-year. Income taxes increased $195 million to an $87 million expense, reflecting higher income before income taxes, partially offset by settlements related to prior tax years.

RAIL SEGMENT

Net Income - Rail operations reported net income of $206 million for the second quarter of 1999 compared to a 1998 net loss of $122 million. Increased earnings resulted primarily from improved operations and service levels and achieving benefits from the SP merger.

Operating Revenues - Rail operating revenues increased $174 million (8%) to $2,491 million in 1999, reflecting the Rail unit's continued recovery from 1998 results. Second quarter 1999 results were adversely impacted by an estimated $40 million reduction in commodity revenue due to the impact on rail traffic of the implementation of the joint acquisition of Conrail, which primarily affected the Rail unit's automotive and industrial traffic, and the Rail unit's planned 10-day maintenance outage on its central corridor, which primarily affected energy traffic from the Powder River Basin (PRB). Commodity revenue increased 8% and carloads increased 6% as all commodity lines showed improvements over 1998. Average revenue per car (ARC) improved 2% over 1998 to $1,151.

      The following table summarizes the quarter-over-quarter change in rail commodity revenue (CR):

-------------------------------------------------------------------------------
Carloads in Thousands, Commodity Revenues in Millions of Dollars
             Three Months Ended June 30,1999  Change vs.1998   % Change vs.1998
             -------------------------------  ---------------  ----------------
                   Cars      ARC        CR    Cars   ARC   CR  Cars   ARC   CR
-------------------------------------------------------------------------------
Agricultural.....  214    $1,536     $ 328     21   $ 23 $ 38   11%    2%   13%
Automotive.......  184     1,492       275     19     19   32   12     1    13
Chemicals........  233     1,701       395      7      9   12    3     1     3
Energy...........  448     1,188       533     21     45   45    5     4     9
Industrial.......  353     1,345       475     11    (17)   8    3    (1)    2
Intermodal.......  681       624       426     38     34   46    6     6    12
-------------------------------------------------------------------------------
Total............2,113    $1,151    $2,432    117   $ 23 $181    6%    2%    8%
-------------------------------------------------------------------------------

Agricultural - Carloads increased 11%, leading to a commodity revenue gain of $38 million (13%) over 1998. Stronger exports and improved service levels resulted in volume increases in wheat (19%), corn (21%) and beverages (22%). ARC increased 2%, primarily the result of increased long-haul export moves and a price increase on wheat movements.

Automotive - Commodity revenues were up $32 million (13%), driven mainly by a 12% increase in carloadings. Strong domestic production and improvements in cycle times, partially offset by the impact on rail traffic of the implementation of the joint acquisition of Conrail, as well as the negative impact in the second quarter of 1998 of a strike against a major auto manufacturer, helped to drive a 13% improvement in finished vehicle volumes and a 10% improvement in parts volumes. ARC increased 1% per car due to a combination of product mix and price increases.

Chemicals - Carloadings and commodity revenue increased 3% over 1998. Improved service levels and recovery in demand drove increases in plastics, liquid and dry chemicals and phosphorous moves. These gains were partially offset by declines in soda ash caused by the adverse impact on demand resulting from the Asian currency crisis, lower sulfur moves resulting from a slow down in production in response to weak demand, and a decline in demand for fertilizers resulting from depressed demand for U.S. farm commodities. ARC improved 1% due to favorable product mix, reflecting traffic improvements in longer-haul plastics and fewer shorter-haul petroleum moves.

Energy - Carloads increased 5%, resulting in a $45 million increase in commodity revenue. ARC improved as a result of an increase in longer-haul PRB traffic, combined with a 4% increase in tons per car. Volumes increased as a result of longer trains and more trains per day out of the PRB and improved service from Colorado and Utah mines, offset by a planned 10-day maintenance outage in the central corridor in June 1999.

Industrial - Carloadings increased 3% and commodity revenue increased $8 million (2%) to $475 million. Volume increases resulted from stronger demand and improved cycle times. Traffic gains occurred in lumber, stone and cement due to strong construction demand. Recyclables grew due to new business. Gains were partially offset by decreased steel loadings due to higher imports of low-priced foreign steel, which reduced U.S. production, and lost volumes from a major steel producer who filed for bankruptcy. ARC declined 1% due to an unfavorable mix of long- and short-haul business.

Intermodal - Commodity revenue increased $46 million (12%) to $426 million and carloadings increased 6%. Results were positively affected by strong demand resulting from growth in imports from Asia, service improvements and a new premium service offering. These gains were partially offset by a decline in exports to Asia due to the Asian economic crisis. ARC increased 6% due to positive mix shifts (longer-haul shipments) and demand driven price increases.

Operating Expenses - Operating expenses decreased $380 million (16%) to $2,054 million in 1999. A large portion of the decrease relates to a $250 million expense in the second quarter of 1998 for the resolution of customer claims. Improvements in service and increased benefits from the SP merger helped reduce quarter-over-quarter operating expenses.

Salaries, wages and employee benefits - Labor expenses were $15 million (2%) lower than 1998, as higher rail volumes and wage inflation were more than offset by merger consolidation benefits and productivity improvements.

Equipment and other rents - Rent expense decreased $40 million (12%) versus 1998, due primarily to an improvement in cycle time, which decreased to 12.6 days in 1999 compared to 16.4 days in 1998, and lower prices for private tank cars, intermodal equipment and other leased equipment. Most of the price decrease was related to a more favorable mix of equipment, as well as lower rates resulting from deregulation of equipment rates. These improvements were partially offset by higher volume as carloads increased 6% quarter-over-quarter.

Depreciation - Depreciation expense grew by $8 million or 3% to $256 million due to the Railroad's capital spending in the last half of 1998 and first half of 1999, partially offset by lower overall depreciation rates for equipment and track assets resulting from the most recent periodic depreciation study required by the Surface Transportation Board of the U.S. Department of Transportation
(STB).

Fuel and utilities - Fuel and utilities expenses were down $11 million or 5% from 1998, reflecting lower fuel prices and improved consumption rates, which were partially offset by higher volume. An 8% increase in gross-ton miles quarter-over-quarter added volume-related fuel costs of $14 million versus 1998. Prices were down 7 cents per gallon to 56 cents, saving $23 million. The fuel consumption rate of 1.39 gallons per thousand gross-ton miles improved 2% from last year, lowering fuel costs by another $4 million. The Railroad hedged 69% of its second quarter fuel consumption in 1999, which increased fuel costs by less than a million dollars, or .1 cent per gallon. Expected fuel consumption for the remaining six months of 1999 is 64% hedged at an average of 55 cents per gallon (including taxes, transportation charges and regional pricing spreads).

Materials and supplies - Materials and supplies expense decreased $1 million (1%) from 1998. Lower material costs for roadway machines and work equipment and lower material freight charges more than offset an increase in locomotive repair material needed for units being removed from storage.

Casualty costs - Casualty costs declined $23 million (21%) from 1998, primarily due to the effect of lower than expected settlement costs. In addition, insurance costs and costs for repairs on cars from other railroads were lower quarter-over-quarter.

Other costs - Other costs decreased $298 million (58%) from 1998, reflecting a $250 million expense recorded in 1998 for the resolution of customer claims, lower state and local taxes (primarily sales and property taxes) and benefits resulting from the continuing integration of Southern Pacific operations.

Operating Income - Operating income increased $554 million to $437 million in 1999. Both periods included the impact of one-time merger-related costs for severance, relocation and training of employees ($13 million reduction in operating income in 1999 and $17 million reduction in operating income in 1998). The operating ratio for the second quarter of 1999 was 82.5%, 22.5 percentage points better than 1998's 105.0% operating ratio.

Non-Operating Items - Other income decreased $33 million (66%), reflecting the impact in the second quarter of 1998 of the sale of the SP headquarters building and an insurance recovery for 1997 flood damage. Interest expense increased $8 million, the result of higher average debt levels. Income taxes increased $185 million to a $93 million expense, reflecting higher income before income taxes, partially offset by settlements related to prior tax years.

OTHER OPERATIONS

Trucking Product Line

Net Income - Trucking earnings increased $1 million to $11 million in the second quarter of 1999 from $10 million in the second quarter of 1998 (excluding goodwill amortization of $5 million in 1998).

Operating Revenues - Trucking revenues increased $11 million (4%) to $273 million, primarily driven by a 3% increase in volume and a $2 million (33%) increase in Special Services Division revenue, primarily truck load business. Volume increases reflect a new product offering in the northeast United States and Texas. Rate improvements from non-contract customers were partially offset by a shift in the mix of lower and higher margin customers.

Operating Expenses - Operating expenses increased $9 million (4%) to $258 million in 1999 compared to $249 million in 1998 (excluding goodwill amortization of $5 million in 1998). Salaries, wages and employee benefit costs increased $8 million (5%) to $167 million, reflecting wage and benefit inflation and the addition of a new product offering in the northeast United States and Texas. Rent expense increased primarily due to costs related to a new premium service and opening a new facility in Dallas, Texas. Fuel costs were unchanged at $11 million as lower fuel prices (51 cents in 1999 compared to 52 cents in 1998) offset increased volumes. Fuel hedging increased fuel expense by less than $1 million in 1999. 40% of estimated remaining 1999 fuel purchases are hedged at an average of 45 cents per gallon. Materials and supplies increased $1 million (9%) due to increased fleet maintenance expense resulting from increased volume and longer average length of haul. Other costs decreased $1 million (4%) due to cost control initiatives.

Operating Income - Trucking operations generated operating income of $15 million for the second quarter of 1999 compared to $13 million for the comparable period a year ago (excluding goodwill amortization of $5 million in 1998). The operating ratio for trucking operations (excluding goodwill amortization in 1998) improved to 94.5% in 1999 from 95.1% in 1998.

Other Product Lines

Other operations include the technology and insurance product lines, as well as the corporate holding company operations and all necessary consolidating entries (see Note 2 to the Consolidated Financial Statements). Operating revenues declined $35 million in 1999 due primarily to the sale of Skyway in November 1998, offset by a reclassification to operating revenue of commercial technology revenue previously reported in other income. Operating expenses decreased $54 million reflecting the absence of 1999 costs associated with Skyway and the consolidation of portions of the Corporate staff with the Rail unit's staff in Omaha, Nebraska. Operating losses declined $19 million and net losses declined $14 million compared to 1998, due to the corporate reorganization and improved operations at the Corporation's technology division.

            Six Months Ended June 30, 1999 Compared to June 30, 1998

CONSOLIDATED

Net Income - The Corporation reported net income of $323 million or $1.31 per basic and diluted share for the first six months of 1999, compared to a net loss of $478 million or $1.94 per basic and diluted share in 1998. This earnings increase resulted primarily from improved operations and service levels at UPC's Rail unit, as well as the impact in 1998 results of a $262 million after-tax loss from discontinued operations associated with the planned sale of Overnite. Excluding the Overnite write-down, the 1998 net loss from continuing operations was $216 million or $0.88 per basic and diluted share.

Operating Revenues - Operating revenues increased $304 million (6%) to $5,513 million in 1999, reflecting increased volumes and revenues in all commodity lines of the Rail unit, partially offset by the impact of selling Skyway in November of 1998. Skyway generated $89 million in revenue during the first six months of 1998.

Operating Expenses - Operating expenses decreased $605 million (11%) to $4,710 million in 1999. Salaries, wages and employee benefit costs were $35 million (2%) lower than 1998, as inflation and volume growth were more than offset by improved productivity at UPC's Rail unit and the impact of the sale of Skyway. Equipment and other rents were $95 million (13%) lower than 1998, resulting primarily from improved rail cycle times partially offset by higher rail volumes. Depreciation expense increased by $7 million to $538 million reflecting increased capital spending at the Rail unit, partially offset by lower overall depreciation rates for rail equipment and track assets. Fuel and utilities were $44 million (10%) lower than 1998, as lower fuel prices and improved fuel efficiency more than offset volume driven increases. Materials and supplies was unchanged at $290 million. Casualty costs decreased $29 million (12%) as the cost of rail-related accident claims continued to decline. Other costs decreased $409 million (45%) to $496 million in 1999, reflecting the impact in 1998 of expense for the resolution of customer claims, the impact of the sale of Skyway and increased benefits resulting from the continuing integration of Southern Pacific operations.

Operating Income - Operating income increased $909 million to $803 million in 1999 reflecting both decreased Rail operating expenses and increased revenues.

Non-Operating Items - Other income decreased $28 million (36%), reflecting the impact in the second quarter of 1998 of the sale of the SP headquarters building and an insurance recovery for 1997 flood damage, offset by a one-time favorable contract settlement in the first quarter of 1999. Interest expense increased $32 million, the result of higher average debt levels. Income taxes increased $310 million to a $159 million expense, reflecting higher income before income taxes, partially offset by settlements related to prior tax years.

RAIL SEGMENT

Net Income - Rail operations reported net income of $355 million for the six months ended June 30, 1999 compared to a 1998 net loss of $154 million.
Increased earnings resulted primarily from improved operations and service levels and achieving benefits from the SP merger.

Operating Revenues - Rail operating revenues increased $369 million (8%) to $4,970 million in 1999, reflecting the Rail unit's continued recovery from 1998 results. 1999 revenues were adversely impacted by an estimated $40 million reduction in commodity revenue due to the impact on rail traffic of the implementation of the joint acquisition of Conrail, which primarily impacted automotive and industrial traffic, and the Rail unit's planned 10-day maintenance outage on its central corridor, which primarily affected energy traffic from the PRB. Carloadings for the first six months of 1999 were 6% higher than 1998. Average revenue per car (ARC) improved 2% over 1998 to $1,162.

      The following table summarizes the year-over-year change in rail commodity revenue (CR):

-------------------------------------------------------------------------------
Carloads in Thousands, Commodity Revenues in Millions of Dollars
              Six Months Ended June 30,1999   Change vs. 1998 % Change vs. 1998
              -----------------------------   --------------- -----------------
                 Cars      ARC        CR      Cars   ARC   CR  Cars   ARC   CR
-------------------------------------------------------------------------------
Agricultural...   437   $1,544    $  675       43   $ 6  $ 70   11%    -%   12%
Automotive.....   354    1,492       528       30    31    55    9     2    12
Chemicals......   458    1,741       796        9    20    23    2     1     3
Energy.........   925    1,185     1,097       56    52   112    6     5    11
Industrial.....   680    1,359       924       24   (12)   24    4    (1)    3
Intermodal..... 1,307      622       814       65    26    73    5     4    10
-------------------------------------------------------------------------------
Total.......... 4,161   $1,162    $4,834      227   $24  $357    6%    2%    8%
-------------------------------------------------------------------------------

Agricultural - Carloads increased 11%, leading to a commodity revenue gain of $70 million (12%) over 1998. Stronger exports and improved service levels resulted in volume increases in wheat, corn and beverages. ARC remained flat as longer hauls in meals and oils and a price increase on wheat movements were offset by a shift in corn movements to shorter-haul Gulf Coast moves versus longer-haul Pacific Northwest moves.

Automotive - Commodity revenue was up $55 million (12%), driven mainly by a 9% increase in carloadings. Strong domestic production, and improvements in cycle times, partially offset by the impact on rail traffic of the implementation of the joint acquisition of Conrail, model changeovers and a plant shut down, as well as the negative impact in 1998 of a strike against a major auto manufacturer, resulted in year-over-year increases in both finished vehicle and parts volumes. ARC increased 2% per car due to a combination of product mix and price increases.

Chemicals - Carloadings and commodity revenue increased 2% and 3%, respectively, over 1998. Improved service levels and recovery in demand drove increases in plastics, liquid and dry chemicals and phosphorous moves. These gains were partially offset by declines in soda ash caused by the adverse impact on demand resulting from the Asian currency crisis, lower sulfur moves resulting from a slow down in production in response to weak demand, and a decline in demand for fertilizers resulting from depressed demand for U.S. farm commodities. ARC improved 1% due to favorable product mix, reflecting traffic improvements in longer-haul plastics and fewer shorter-haul petroleum and export sulfur moves.

Energy - Carloads increased 6%, resulting in a $112 million increase in commodity revenue. ARC also improved $52 per car (5%) year-over-year resulting from changes in traffic mix as longer-haul PRB traffic increased. Increases in the number of PRB trains per day, tons per car and average train length helped to improve 1999 PRB business versus 1998. PRB traffic was reduced during the Rail unit's planned 10-day maintenance outage in June 1999. Colorado and Utah volumes also increased due to improved service.

Industrial - Carloadings increased 4% and commodity revenue increased $24 million (3%) to $924 million. Volume increases resulted from stronger demand and improved cycle times. Traffic gains occurred in lumber, stone and cement due to strong construction demand, and recyclables grew due to new business. Gains were partially offset by decreased steel loadings due to higher imports of low-priced foreign steel, which reduced U.S. production, and lost volumes from a major steel producer who filed for bankruptcy. ARC declined 1% due to an unfavorable mix of long- and short-haul business.

Intermodal - Commodity revenue increased $73 million (10%) to $814 million and carloadings increased 5%. Results were affected positively by strong demand resulting from growth in imports from Asia, service improvements and a new premium service offering. These gains were partially offset by a decline in exports to Asia due to the Asian economic crisis. ARC increased 4% due to positive mix shifts (longer-haul shipments) and demand driven price increases.

Operating Expenses - Operating expenses decreased $496 million (11%) to $4,169 million in 1999. A large portion of the decrease relates to the impact of expense in 1998 for the resolution of customer claims. Improvements in service and increased benefits from the SP merger helped to drive the year-over-year decrease in operating expenses.

Salaries, wages and employee benefits - Labor expenses were $6 million higher than 1998, a result of higher volumes and wage inflation that were partially offset by merger consolidation benefits and productivity improvements.

Equipment and other rents - Rent expense decreased $85 million (12%) versus 1998, due primarily to improvements in cycle time and lower prices, partially offset by higher volume as carloads increased 6% year-over-year.

Depreciation - Depreciation expense grew by $20 million or 4% to $514 million, due to the Railroad's capital spending in the last half of 1998 and first half of 1999, partially offset by lower overall depreciation rates for equipment and track assets resulting from the most recent periodic depreciation study required by the STB. The Railroad spent over $2 billion on capital projects in 1998 and over $800 million on capital projects during the first six months of 1999.

Fuel and utilities - Fuel and utilities expenses were down $41 million or 10% from 1998, reflecting lower fuel prices and improved consumption rates, which were partially offset by higher volume. The Railroad hedged 70% of its fuel consumption for the first six months of 1999, which increased fuel costs by $19 million.

Materials and supplies - Materials and supplies expense remained unchanged from the first six months of 1998 at $266 million. Lower material costs for roadway machines and work equipment, lower material freight charges and higher credits received for parts rebuilt, offset an increase in locomotive repair material needed for units being removed from storage.

Casualty costs - Casualty costs declined $28 million (13%) from 1998, primarily due to the effect of lower than expected settlement costs. In addition, insurance costs and costs for repairs on cars from other railroads were lower year-over-year.

Other costs - Other costs decreased $368 million (45%) from 1998, reflecting the impact on 1998 results from expense for the resolution of customer claims, lower state and local taxes (primarily sales and property taxes) and benefits resulting from the continuing integration of Southern Pacific operations.

Operating Income - Operating income increased $865 million to $801 million in 1999. Both periods included the impact of one-time merger-related costs for severance, relocation and training of employees ($28 million reduction in operating income in 1999 and $46 million reduction in operating income in 1998). The operating ratio for the first six months of 1999 was 83.9%, 17.5 percentage points better than 1998's 101.4% operating ratio.

Non-Operating Items - Other income decreased $29 million (42%), reflecting the impact in the second quarter of 1998 of the sale of the SP headquarters building and an insurance recovery for 1997 flood damage. Interest expense increased $29 million, the result of higher average debt levels. Income taxes increased $298 million to a $175 million expense reflecting higher income before income taxes, partially offset by settlements related to prior years.

OTHER OPERATIONS

Trucking Product Line

Net Income - Trucking net income matched 1998's results of $20 million (excluding goodwill amortization of $10 million in 1998).

Operating Revenues - Trucking revenues increased $7 million (1%) to $526 million. Stable volumes combined with a 1% increase in average price to produce the year-over-year improvement.

Operating Expenses - Operating expenses increased $8 million (2%) to $501 million in 1999 compared to $493 million in 1998 (excluding goodwill amortization of $10 million in 1998). Salaries, wages and employee benefit costs increased $12 million (4%) to $325 million, reflecting wage and benefit inflation and the addition of a new product offering in the northeast United States and Texas. Rent expense decreased $2 million (5%) to $40 million, due to a shift from third party to internal transportation sources. Fuel costs decreased $2 million (8%), primarily due to lower fuel prices (47 cents in 1999 compared to 55 cents in 1998). Fuel hedging increased fuel expense by $1 million in 1999. 40% of estimated remaining 1999 fuel purchases are hedged at an average of 45 cents per gallon. Materials and supplies increased $1 million (5%) due to increased fleet maintenance expense. Other costs decreased $1 million (2%) due to cost control initiatives.

Operating Income - Trucking operations generated operating income of $25 million for the first six months of 1999 compared to $26 million for the comparable period a year ago (excluding goodwill amortization of $10 million in 1998). The operating ratio for trucking operations (excluding goodwill amortization in 1998) increased to 95.2% in 1999 from 95.0% in 1998.

Other Product Lines

Other operations include the technology and insurance product lines, as well as the corporate holding company operations and all necessary consolidating entries (see Note 2 to the Consolidated Financial Statements). Operating revenues declined $72 million in 1999 due primarily to the sale of Skyway in November 1998, offset by a reclassification to operating revenue of commercial technology revenue previously reported in other income. Operating expenses decreased $107 million reflecting the absence of 1999 costs associated with Skyway and the consolidation of portions of the Corporate staff with the Rail unit's staff in Omaha, Nebraska. Operating losses declined $35 million and net losses declined $20 million compared to 1998 due to the corporate reorganization and improved operations at the Corporation's technology division.

              CHANGES IN FINANCIAL CONDITION AND OTHER DEVELOPMENTS

Financial Condition - During the first six months of 1999, cash provided by operations was $978 million, compared to cash provided by operations of $83 million in 1998. This $895 million increase primarily reflects higher earnings at the Corporation's Rail segment resulting from the success of service recovery efforts in the first half of 1999 and the last half of 1998. Working capital improved due to continued emphasis on receivable collection efforts at the Railroad and the timing of current liability payments.

     Cash used in investing activities was $841 million in the first six months of 1999, compared to a use of $1,223 million in 1998. This decrease primarily reflects lower Rail capital spending, including merger-related spending, offset by the purchase of an additional 13% ownership interest in the consortium operating the Pacific-North and Chihuahua Pacific lines in Mexico for $87 million (see Note 3 to Consolidated Financial Statements).

     Cash provided by equity and financing activities was $18 million in the first six months of 1999, compared to $1.4 billion provided in 1998. Cash provided in 1999 principally reflects lower net borrowings ($642 million in 1999 compared to $3.4 billion in 1998) offset by debt repaid ($528 million in 1999 compared to $1.8 billion in 1998) reflecting the private placement of the Convertible Preferred Securities (the CPS) on April 1, 1998 (see Note 6 to the Consolidated Financial Statements).

     The ratio of debt to total capital employed (treating the CPS as a debt instrument) was 57.5% at June 30, 1999 compared to 58.0% at December 31, 1998 and 56.9% at June 30, 1998. Including the CPS as an equity instrument, the ratio of debt to total capital employed at June 30, 1999 was 49.1% compared to 49.4% at December 31, 1998 and 48.4% at June 30, 1998.

     At June 30, 1999, the Corporation had a $2.8 billion credit facility outstanding. The facility is designated for general corporate purposes and expires in 2001. Under currently effective shelf registration statements, the Corporation may sell, from time to time, up to $1 billion in the aggregate of any combination of debt securities, preferred stock, or warrants for debt securities or preferred stock in one or more offerings. The Corporation has no immediate plans to issue equity securities.

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

Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. While management is still in the process of determining the full effect FAS 133 will have on the Corporation's financial statements, management has determined that FAS 133 will increase the volatility of the Corporation's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Corporation uses for fuel or interest rate hedging purposes will, upon adoption of FAS 133, be recorded in the Corporation's Statement of Financial Position (See Note 5). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Corporation's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on UPC's consolidated financial statements.

Year 2000 - The Year 2000 (Y2K) compliance project at UPC includes software (internally developed and purchased), hardware and embedded chips inside equipment and machinery, primarily at its Rail unit. The Corporation's enterprise-wide project encompasses computer systems and equipment in multiple data centers and a telecommunications network spread over 23 states. Equipment containing embedded computer chips includes locomotives, automated train switching systems, computer aided train dispatching systems, signaling systems, computerized fueling stations, weigh-in-motion scales, cranes, lifts, PBX systems, elevators, and computerized monitoring systems throughout UPC. The Y2K project started with research in 1994 and an impact analysis of the Corporation's mainframe COBOL systems in 1995. The Y2K project has been a high priority since then.

     UPC's Y2K Project is divided into five major initiatives as follows:

Mainframe Systems - These systems have been converted, tested and deemed to be Y2K compliant as of December 31, 1998. Periodic audits are planned during 1999 to ensure these systems remain Y2K compliant.

Client Server Systems - All critical client server systems have been converted, tested, and deemed to be Y2K compliant as of December 31, 1998. The non-critical client server systems were deemed to be Y2K compliant as of June 30, 1999.

User Department Developed Systems - These systems consist of both mainframe and PC-based systems developed by internal user departments. All of the systems were deemed to be Y2K compliant as of June 30, 1999.

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

Electronic Commerce Systems - These systems consist of all electronic exchanges of information with customers, vendors, other railroads and financial institutions. The railroad industry has agreed on a standard 4-digit year for all electronic data interchange (EDI). The Rail unit can now transmit and receive the new EDI standard that involves a 4-digit year. The Corporation is conducting additional Y2K testing with customers and trading partners using current and older versions of EDI transactions in 1999.

     In an effort to ensure that interfacing systems will operate successfully in the year 2000 the Corporation is conducting integrated testing of individual systems already deemed to be Y2K compliant. Although the formal testing period is scheduled to be completed in September 1999, additional verification testing will continue through December 1999.

     For each of these initiatives, seven major categories of events have been identified for contingency plans. These categories are (1) key data - integrity/loss, (2) critical software, (3) critical hardware, (4) communications, (5) critical supplies and suppliers, (6) facilities, and (7) key personnel. The contingency plans also include a Y2K command center that will be staffed 24 hours a day in the fourth quarter of 1999 and continuing into early 2000 for any problems that might occur due to Y2K. The staff will be composed of technical experts to fix or advise what to fix if systems fail and knowledgeable representatives from each business unit. Contingency plans continue to be developed and will be refined and adjusted throughout 1999.

     As of June 30, 1999, 100% of the Corporation's systems (excluding trucking) have been converted, tested, and deemed to be Y2K compliant. Modification to trucking systems comprises approximately 10% of UPC's total Y2K workload and is estimated to be 98% complete. The remaining modification to trucking's systems is expected to be completed in the third quarter of 1999. Costs to convert UPC's systems are expensed as incurred. As of June 30, 1999, more than 80% of the costs of the Y2K project, estimated to be $61 million (pre-tax) in total, have been expensed. Although the Corporation believes its systems will be successfully modified, failure by it, or by those from whom UPC purchases equipment, or by other entities with whom UPC exchanges data, or on whom it relies for data, to successfully modify their systems, could materially impact operations and financial results in the year 2000.

                             CAUTIONARY INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Corporation with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Corporation does not expect that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections or predictions as to the Corporation's financial or operational results. Such forward-looking information is or will be based on information available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, whether the Corporation is fully successful in implementing its financial and operational initiatives; regaining its customers who switched to alternative transportation arrangements during the service crisis; industry competition and performance, and legislative and/or regulatory developments; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions; changes in fuel prices; labor stoppages; the impact of year 2000 systems problems; the outcome of shipper claims related to congestion; and claims arising from environmental investigations or proceedings and other types of claims and litigation. The Corporation assumes no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure concerning market risk-sensitive instruments is set forth in Note 5 to the Consolidated Financial Statements included in Item 1 of Part I of this Report and is incorporated herein by reference.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The discussion of certain legal proceedings affecting the Corporation and/or certain of its subsidiaries set forth in Note 10 to the Consolidated Financial Statements included in Item 1 of Part I of this Report is incorporated herein by reference. In addition to those matters, the following proceedings, or developments in proceedings presently pending, arose or occurred during the second quarter of 1999.

Bottleneck Proceedings - As reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Report on Form 10-Q for the quarter period ended March 31, 1999, the U.S. Court of Appeals for the Eighth Circuit entered an order on February 10, 1999 affirming a prior decision by the STB. The STB decision generally reaffirmed its existing position regarding the obligation of rail carriers to provide rates for bottleneck segments (lines of railroad that are served by a single railroad between a junction and an exclusively-served shipper facility), and dismissed two complaint proceedings filed by shippers challenging a class rate for the movement of coal to which UPRR and a predecessor were parties. On April 23, 1999 the Eighth Circuit denied a petition for rehearing filed by two of the shippers involved in the complaint proceeding. On July 19, 1999 the Western Coal Traffic League filed a petition for a writ of certiorari in the United States Supreme Court.

Labor Matters - The UPC 1998 10-K disclosed that the General Counsel of the National Labor Relations Board (NLRB) is seeking a bargaining order remedy in 12 cases involving Overnite Transportation Company (Overnite), where a Teamsters local union lost a representation election, and that in four of the 12 cases an administrative law judge has ruled that the bargaining order remedy is warranted, a ruling that Overnite has appealed to the NLRB. During the second quarter, an administrative law judge ruled in the remaining cases, determining that the bargaining order remedy is warranted in seven of the eight cases. Overnite intends to appeal that ruling to the NLRB.

Environmental Matters - As reported in the UPC 1998 10-K, the Railroad was named as a defendant in a criminal misdemeanor action brought by the State of California, and both the California Department of Fish and Game and the United States Environmental Protection Agency (USEPA) were seeking penalties, as the result of a diesel fuel spill at Norden, California in February 1997. In the second quarter, the Railroad settled the cases with the State of California by payment of $180,000. The Railroad and the USEPA have reached an agreement in principle to settle that case for payment of $125,000, subject to the USEPA's customary public comment procedures.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              10(a) Union Pacific Corporation Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, as amended through May 27, 1999.

              10(b) 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation, as amended through May 27, 1999.

              10(c) Consulting greement dated April 24, 1999 between Union Pacific Railroad Company and Jerry R. Davis.

              12(a) Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 1999.

              12(b) Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 1999.

              27     Financial data schedule.


         (b)  Reports on Form 8-K
              On April 22, 1999, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the first quarter of 1999.


        SIGNATURE




SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 13, 1999



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


       INDEX


               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX


Exhibit No.   Description of Exhibits Filed with this Statement

     10(a) Union Pacific Corporation Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, as amended through May 27, 1999.

     10(b) 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation, as amended through May 27, 1999.

     10(c) Consulting agreement dated April 24, 1999 between Union Pacific Railroad Company and Jerry R. Davis.

     12(a) Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 1999.

     12(b) Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 1999.

     27       Financial Data Schedule.