Form 10-K405/A
period 1998-12-31
UNION PACIFIC CORP
filed 1999-10-15
CIK 100885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K405/A-2
(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1998
                                         OR
  [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from ___________________ to ____________________

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


                                     68179
                                   (Zip Code)


                                 (402) 271-5777
               Registrant's telephone number, including area code
        ------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
         Title of each class                              which registered
-----------------------------------                ----------------------------
Common Stock (Par Value $2.50 per share)           New York Stock Exchange, Inc.
----------------------------------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes      X     No ____

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

   The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to include the following exhibits. The following exhibits supersede exhibits 23(c) and 99(c) previously filed under 10-K405/A-1 dated June 25, 1999.

Exhibit Number    Exhibit

(23)              Independent Auditors' Consent

(99) Financial Statements for the Fiscal Years ended December 31, 1998 (Restated) and 1997 (Restated) required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan.

                            UNION PACIFIC CORPORATION

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   October 15, 1999

                                 UNION PACIFIC CORPORATION
                                 (Registrant)

                                 /s/ James R. Young
                                 ------------------
                                 James R. Young
                                 Senior Vice President -  Finance and
                                   Controller

                                  Exhibit Index

Exhibit Number    Exhibit

(23)              Independent Auditors' Consent

(99) Financial Statements for the Fiscal Years ended December 31, 1998 (Restated) and 1997 (Restated) required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan.