Form 10-Q
period 1999-09-30
UNION PACIFIC CORP
filed 1999-11-12
CIK 100885

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                     - OR -

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ________________

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

YES    X        NO

      As of October 29, 1999, there were 248,568,309 shares of the Registrant's Common Stock outstanding.

                            UNION PACIFIC CORPORATION
                                      INDEX



                          PART I. FINANCIAL INFORMATION



                                                                     Page Number
Item 1:    Consolidated Financial Statements:

           STATEMENT OF CONSOLIDATED INCOME
              For the Three Months Ended September 30, 1999 and 1998....   1

           STATEMENT OF CONSOLIDATED INCOME
              For the Nine Months Ended September 30, 1999 and 1998.....   2

           STATEMENT OF CONSOLIDATED FINANCIAL POSITION
              At September 30, 1999 and December 31, 1998...............   3

           STATEMENT OF CONSOLIDATED CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998.....   4

           STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 1999..............   5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................  6-14


Item 2:    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................... 15-23

Item 3:    Quantitative and Qualitative Disclosures About
              Market Risk...............................................   23



                           PART II. OTHER INFORMATION


Item 1:    Legal Proceedings............................................ 24-25

Item 6:    Exhibits and Reports on Form 8-K.............................   25

Signature...............................................................   26

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Consolidated Financial Statements
-------------------------------------------------------------------------------

Statement of Consolidated Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Three Months Ended September 30, 1999 and 1998
-------------------------------------------------------------------------------
                      Millions, Except Per Share and Ratios      1999      1998
-------------------------------------------------------------------------------
Operating Revenues    Rail and other (Note 2)................. $2,893    $2,660
                      ---------------------------------------------------------
Operating Expenses    Salaries, wages and employee benefits...  1,099     1,079
                      Equipment and other rents...............    341       349
                      Depreciation............................    271       269
                      Fuel and utilities (Note 5).............    212       204
                      Materials and supplies..................    149       143
                      Casualty costs..........................     82       119
                      Other costs (Note 10)...................    224       287
                      ---------------------------------------------------------
                      Total...................................  2,378     2,450
                      ---------------------------------------------------------
Income                Operating Income........................    515       210
                      Other income (Note 8)...................     24        36
                      Interest expense (Notes 5 and 6)........   (184)     (188)
                      ---------------------------------------------------------
                      Income before Income Taxes..............    355        58
                      Income taxes............................   (137)      (24)
                      ---------------------------------------------------------
                      Income from Continuing Operations.......    218        34
                      Gain on Disposal of Discontinued
                         Operations, Net of
                         Income Taxes (Note 4)................     27         -
                      ---------------------------------------------------------
                      Net Income (Note 2)..................... $  245    $   34
-------------------------------------------------------------------------------
Earnings Per Share    Basic:
(Note 7)                Income from Continuing Operations..... $ 0.88    $ 0.14
                        Gain on Disposal of Discontinued
                           Operations.........................   0.11         -
                        Net Income............................ $ 0.99    $ 0.14
                      Diluted:
                        Income from Continuing Operations..... $ 0.86    $ 0.14
                        Gain on Disposal of Discontinued
                           Operations.........................   0.10         -
                        Net Income............................ $ 0.96    $ 0.14
                      ---------------------------------------------------------
                      Weighted Average Number of
                        Shares (Basic)........................  246.6     246.1
                      Weighted Average Number of
                        Shares (Diluted)......................  270.1     246.7
                      ---------------------------------------------------------
                      Cash Dividends Per Share................ $ 0.20    $ 0.20
                      ---------------------------------------------------------
                      Ratio of Earnings to Fixed
                        Charges (Note 9)......................    2.5       1.2
-------------------------------------------------------------------------------

         The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------

Statement of Consolidated Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Nine Months Ended September 30, 1999 and 1998
-------------------------------------------------------------------------------
                      Millions, Except Per Share and Ratios      1999      1998
-------------------------------------------------------------------------------
Operating Revenues    Rail and other (Note 2)................. $8,406    $7,869
                      ---------------------------------------------------------
Operating Expenses    Salaries, wages and employee benefits...  3,232     3,247
                      Equipment and other rents...............    997     1,100
                      Depreciation............................    809       800
                      Fuel and utilities (Note 5).............    603       639
                      Materials and supplies..................    439       433
                      Casualty costs..........................    288       354
                      Other costs (Note 10)...................    720     1,192
                      ---------------------------------------------------------
                      Total...................................  7,088     7,765
                      ---------------------------------------------------------
Income                Operating Income........................  1,318       104
                      Other income (Note 8)...................     73       113
                      Interest expense (Notes 5 and 6)........   (554)     (526)
                      ---------------------------------------------------------
                      Income (Loss) before Income Taxes.......    837      (309)
                      Income taxes............................   (296)      127
                      ---------------------------------------------------------
                      Income (Loss) from Continuing
                        Operations............................    541      (182)
                      Gain (Loss) on Disposal of
                        Discontinued Operations, Net of
                        Income Taxes (Note 4).................     27      (262)
                      ---------------------------------------------------------
                      Net Income (Loss) (Note 2).............. $  568    $ (444)
-------------------------------------------------------------------------------
Earnings Per Share    Basic:
(Note 7)                Income (Loss) from Continuing
                          Operations.......................... $ 2.19    $(0.74)
                        Gain (Loss) on Disposal of
                          Discontinued Operations.............   0.11     (1.06)
                        Net Income (Loss)..................... $ 2.30    $(1.80)
                      Diluted:
                        Income (Loss) from Continuing
                          Operations.......................... $ 2.17    $ (.74)
                        Gain (Loss) on Disposal of
                          Discontinued Operations.............   0.10     (1.06)
                        Net Income (Loss)..................... $ 2.27    $(1.80)
                      ---------------------------------------------------------
                      Weighted Average Number of
                        Shares (Basic)........................  246.5     246.0
                      Weighted Average Number of
                        Shares (Diluted)......................  269.6     246.0
                      ---------------------------------------------------------
                      Cash Dividends Per Share................ $ 0.60    $ 0.60
                      ---------------------------------------------------------
                      Ratio of Earnings to Fixed
                        Charges (Note 9)......................    2.2       0.5
-------------------------------------------------------------------------------

         The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------

Statement of Consolidated Financial Position (Unaudited)
Union Pacific Corporation and Subsidiary Companies
-------------------------------------------------------------------------------
                                                              Sep. 30,  Dec. 31,
                      Millions of Dollars                        1999      1998
-------------------------------------------------------------------------------
Assets
Current Assets        Cash and temporary investments......... $   198   $   176
                      Accounts receivable (Note 5)...........     626       643
                      Inventories............................     335       343
                      Current deferred tax asset.............     110       244
                      Other current assets...................     111        96
                      ---------------------------------------------------------
                      Total..................................   1,380     1,502
                      ---------------------------------------------------------
Investments (Note 3)  Investments in and advances to
                        affiliated companies.................     650       520
                      Other investments......................     125       171
                      ---------------------------------------------------------
                      Total..................................     775       691
                      ---------------------------------------------------------
Properties            Cost...................................  34,128    33,145
                      Accumulated depreciation...............  (6,726)   (6,206)
                      ---------------------------------------------------------
                      Net....................................  27,402    26,939
                      ---------------------------------------------------------
Other                 Other assets...........................     296       242
                      ---------------------------------------------------------
                      Total Assets (Note 2).................. $29,853   $29,374
-------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
                      ---------------------------------------------------------
Current Liabilities   Accounts payable....................... $   596   $   586
                      Accrued wages and vacation payable.....     466       410
                      Accrued casualty costs.................     395       400
                      Income and other taxes payable.........     299       301
                      Dividends and interest payable.........     273       289
                      Debt due within one year (Note 6)......     206       181
                      Other current liabilities (Note 3).....     654       765
                      ---------------------------------------------------------
                      Total..................................   2,889     2,932
                      ---------------------------------------------------------
Other Liabilities and Debt due after one year (Note 6).......   8,502     8,511
Stockholders' Equity  Deferred income taxes..................   6,573     6,308
                      Accrued casualty costs.................     997       995
                      Retiree benefit obligations............     848       803
                      Other long-term
                        liabilities (Notes 3, 4 and 10)......     724       932
                      Company-Obligated Mandatorily
                        Redeemable Convertible Preferred
                        Securities (Note 6)..................   1,500     1,500
                      Common stockholders' equity (Page 5)...   7,820     7,393
                      ---------------------------------------------------------
                      Total Liabilities and
                        Stockholders' Equity................. $29,853   $29,374
-------------------------------------------------------------------------------

         The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------

Statement of Consolidated Cash Flows (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Nine Months Ended September 30, 1999 and 1998
-------------------------------------------------------------------------------
                      Millions of Dollars                         1999     1998
-------------------------------------------------------------------------------
Cash from Operations  Net Income (Loss)......................  $   568  $  (444)
                      Deduct Gain (Loss) on Disposal of
                         Discontinued Operations.............       27     (262)
                      ---------------------------------------------------------
                      Income (Loss) from
                         Continuing Operations...............      541     (182)
                      Non-cash charges to income:
                          Depreciation.......................      809      800
                          Deferred income taxes..............      399     (125)
                          Other - net........................     (383)    (147)
                      Changes in current assets and
                         liabilities.........................      101     (137)
                      ---------------------------------------------------------
                      Cash Provided by Operations............    1,467      209
                      ---------------------------------------------------------
Investing Activities  Capital investments....................   (1,350)  (1,798)
                      Other - net (Note 3)...................       43      104
                      ---------------------------------------------------------
                      Cash Used in Investing Activities......   (1,307)  (1,694)
                      ---------------------------------------------------------
Equity and Financing  Dividends paid.........................     (148)    (205)
Activities (Note 6)   Debt repaid ...........................     (591)  (1,754)
                      Net financings.........................      600    3,956
                      Other - net............................        1      (45)
                      ---------------------------------------------------------
                      Cash Provided by (Used in) Equity and
                        Financing Activities.................     (138)   1,952
                      ---------------------------------------------------------
                      Net Change in Cash and Temporary
                        Investments..........................       22      467
                      Cash and Temporary Investments at
                        Beginning of Period..................      176       90
                      ---------------------------------------------------------
                      Cash and Temporary Investments at
                        End of Period........................  $   198  $   557
-------------------------------------------------------------------------------
Change in Current     Accounts receivable....................  $    17  $    68
Assets and Liabilities    Inventories........................        8      (18)
                      Other current assets...................      119      121
                      Accounts, wages and vacation payable...       66     (159)
                      Debt due within one year (Note 6)......       25      (52)
                      Other current liabilities..............     (134)     (97)
                      ---------------------------------------------------------
                      Total..................................  $   101  $  (137)
-------------------------------------------------------------------------------

         The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------

Statement of Changes in Common Stockholders' Equity (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Nine Months Ended September 30, 1999
-------------------------------------------------------------------------------
                    Millions of Dollars                                   1999
-------------------------------------------------------------------------------
Common Stock        Common stock, $2.50 par value
                        (authorized 500,000,000 shares)

                    Balance at beginning of period
                        (276,335,423 shares issued)...................  $  691
                    -----------------------------------------------------------
                    Conversions, exercises of stock options and retention stock forfeitures for the period
                        (14,777 net shares forfeited).................      -
                    -----------------------------------------------------------
                    Balance at end of period
                        (276,320,646 shares issued)...................     691
                    -----------------------------------------------------------
Paid-in Surplus     Balance at beginning of period....................   4,053
                    Conversions, exercises of stock
                      options and forfeitures.........................     (17)
                    -----------------------------------------------------------
                    Balance at end of period..........................    4,036
                    -----------------------------------------------------------
Retained Earnings   Balance at beginning of period....................    4,441
                    Net income........................................      568
                    Cash dividends declared ($0.60 per share).........     (148)
                    -----------------------------------------------------------
                    Balance at end of period..........................    4,861
                    -----------------------------------------------------------
Treasury Stock      Balance at September 30, at cost
                        (28,481,390 shares)...........................   (1,768)
                    -----------------------------------------------------------
                    Total Common Stockholders' Equity.................  $ 7,820
-------------------------------------------------------------------------------

         The accompanying notes to the financial statements are an integral part of these statements.

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. Responsibilities for Financial Statements - The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Statement of Consolidated Financial Position at December 31, 1998 is derived from audited financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation (the Corporation or UPC) Annual Report to Shareholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (the 1998 Annual Report). The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999. Certain 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.

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

        The following tables detail reportable financial information for UPC's Rail segment and Other Operations for the three months and nine months ended September 30, 1999 and 1998, respectively:

      -------------------------------------------------------------------------
      Three Months Ended September 30, 1999     Other Operations[a]
                                                -------------------
      Millions of Dollars                 Rail   Trucking Other[b] Consolidated
      -------------------------------------------------------------------------
      Net sales and revenues
        from external customers [c]... $ 2,606   $  277     $ 10       $ 2,893
      Net income [d]..................     234        8        3           245
      Assets..........................  28,864      883      106        29,853
      -------------------------------------------------------------------------


      -------------------------------------------------------------------------
      Three Months Ended September 30, 1998     Other Operations [a]
                                                --------------------
            Millions of Dollars           Rail   Trucking Other[b] Consolidated
      -------------------------------------------------------------------------
      Net sales and revenues
        from external customers [c]... $ 2,360   $  257     $ 43       $ 2,660
      Net income (loss) [e]...........      67        4      (37)           34
      Assets [f]......................  28,291    1,365      122        29,778
      -------------------------------------------------------------------------

      -------------------------------------------------------------------------
      Nine Months Ended September 30, 1999      Other Operations [a]
                                                --------------------
      Millions of Dollars                 Rail   Trucking Other[b] Consolidated
      -------------------------------------------------------------------------
      Net sales and revenues
        from external customers [c]... $ 7,576   $  803     $ 27       $ 8,406
      Net income (loss) [d]...........     589       28      (49)          568
      Assets..........................  28,864      883      106        29,853
      -------------------------------------------------------------------------

      -------------------------------------------------------------------------
      Nine Months Ended September 30, 1998      Other Operations [a]
                                                --------------------
      Millions of Dollars                 Rail   Truckin  Other[b] Consolidated
      -------------------------------------------------------------------------
      Net sales and revenues
        from external customers [c]... $ 6,961   $  776     $ 132      $ 7,869
      Net income (loss) [e]...........     (87)      14      (371)        (444)
      Assets [f]......................  28,291    1,365       122       29,778
      -------------------------------------------------------------------------

     [a] "Other Operations"  includes all product lines that are not significant enough to warrant reportable segment classification.
     [b] Included in the "Other"  product line are the results of the  corporate holding company; Union Pacific Technologies, a provider of transportation-related technologies; Wasatch Insurance Limited, a captive insurance company; and all necessary consolidating entries.1998 also includes Skyway Freight Systems, Inc., a provider of contract logistics and supply chain management services, which was sold in November 1998.
     [c] The  Corporation   does  not  have  significant   intercompany   sales
         activities. [d] "Other" includes the adjustment of a liability related to the discontinued operations of a former subsidiary (Note 4).
     [e] "Trucking" includes goodwill amortization of $5 million and $15 million for the three months and nine months ended September 30, 1998, respectively.
     [f] "Other" includes the write-down of the investment in Overnite in connection with the attempted sale of Overnite (Note 4).

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

        To date, UPC has severed 2,900 employees and relocated 4,500 employees due to merger implementation activities. UPC recognized a $958 million pre-tax merger liability as part of the SP purchase price allocation for costs associated with SP's portion of these activities. In addition, the Railroad expects to incur $110 million in pre-tax acquisition-related costs for severing or relocating UPRR employees, disposing of certain UPRR facilities, training and equipment upgrading over the remainder of the merger implementation period. Earnings for the three months ended September 30, 1999 and 1998 included $13 million and $7 million after-tax, respectively, and for the nine months ended September 30, 1999 and 1998, included $30 million and $36 million after-tax, respectively, for acquisition-related costs for UPRR consolidation activities.

        The components of the merger liability as of September 30, 1999 were as follows:

-------------------------------------------------------------------------------
                                                   Original Cumulative  Current
        Millions of Dollars                         Reserve   Activity  Reserve
-------------------------------------------------------------------------------
    Contractual obligations.......................   $361       $361     $  -
    Severance costs...............................    343        264       79
    Contract cancellation fees and
      facility and line closure costs.............    145        126       19
    Relocation costs..............................    109         89       20
-------------------------------------------------------------------------------
    Total.........................................   $958       $840     $118
-------------------------------------------------------------------------------


    Merger Liabilities - Merger liability activity reflects cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. The Corporation expects that the remaining merger payments will be made over the course of the next two years as labor negotiations are completed and implemented, and related merger consolidation activities are finalized.

    Mexican Railway Concession - During 1997, UPRR and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The consortium assumed operational control of both lines in 1998. In March 1999, UPRR purchased an additional 13% ownership interest for $87 million from one of its partners. UPRR now holds a 26% ownership share in the consortium. The investment is accounted for under the equity method.

4.  Discontinued Operations

    Adjustment to 1994 Loss on Disposal of Discontinued Operations - Net income for the third quarter 1999 included a one-time after-tax gain of $27 million, net of taxes of $16 million, from the adjustment of a liability established in connection with the discontinued operations of a former subsidiary.

    Attempted  Sale of  Overnite  - In May  1998,  the  Corporation's  Board  of
    Directors approved a formal plan to divest UPC's investment in Overnite through an initial public offering (IPO). UPC recorded a $262 million after-tax loss, net of a $198 million tax benefit, from discontinued operations in the second quarter of 1998 to provide for the expected loss from the sale of Overnite. During the fourth quarter of 1998, it became apparent that, because of continued weakness in the IPO market, a successful divestiture of Overnite within the one year time limit prescribed by generally accepted accounting principles was no longer reasonably assured. As a result, in the fourth quarter of 1998 the Corporation reclassified Overnite's results to continuing operations and reversed the $262 million loss from discontinued operations. Overnite's operating results have been reclassified to continuing operations for all periods. Additionally, as discussed in the 1998 Annual Report, the Corporation changed its method of valuing goodwill during the fourth quarter of 1998. In connection with this change in accounting policy, $547 million of goodwill related to the acquisition of Overnite was written off during the fourth quarter of 1998.

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

    Credit Risk - The total credit risk associated with the Corporation's counterparties was $111 million at September 30, 1999. UPC has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

    Valuation - The fair market values of the Corporation's derivative financial instrument positions at September 30, 1999 and December 31, 1998 were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable U.S. Treasury rate and swap spread.

        The following is a summary of the Corporation's financial instruments at September 30, 1999 and December 31, 1998:

    ---------------------------------------------------------------------------
    Millions of Dollars                               September 30, December 31,
    Except Percentages and Average Commodity Prices        1999          1998
    ---------------------------------------------------------------------------
    Interest Rate Hedging:
        Amount of debt hedged........................    $  54         $ 150
        Percentage of total debt portfolio...........        1%            2%
    Rail Fuel Hedging:
        Fuel purchases hedged for 1999...............    $  86         $ 343
        Percentage  of  forecasted  1999  fuel
          consumption hedged.........................       67%           64%
        Average  price  of  1999  hedges outstanding
          (per gallon) [a]...........................    $0.41         $0.41
        Fuel purchases hedged for 2000 [b]...........    $  50             -
        Percentage  of  forecasted  2000  fuel
          consumption hedged [b].....................       10%            -
        Average  price  of  2000  hedges outstanding
          (per gallon) [a] [b].......................    $0.40             -
    Trucking Fuel Hedging:
        Fuel purchases hedged for 1999...............    $   3         $  10
        Percentage  of  forecasted  1999  fuel
          consumption hedged.........................       40%           41%
        Average  price  of  1999  hedges outstanding
          (per gallon) [a]...........................    $0.45         $0.45
        Fuel purchases hedged for 2000...............    $   2             -
        Percentage  of  forecasted  2000  fuel
          consumption hedged.........................        9%            -
        Average  price  of  2000  hedges
          outstanding  (per gallon) [a]..............    $0.39             -
       ------------------------------------------------------------------------

     [a] Excludes taxes and transportation costs.
     [b] Excludes written options held by counterparties which are not expected to be exercised as of September 30, 1999.

        The asset and liability positions of the Corporation's outstanding financial instruments at September 30, 1999 and December 31, 1998 were as follows:

    ---------------------------------------------------------------------------
                                                    September 30,  December 31,
    Millions of Dollars                                   1999          1998
    ---------------------------------------------------------------------------
    Interest Rate Hedging:
        Gross fair market asset position...............   $ 47          $ 41
        Gross fair market (liability) position.........     (1)           (5)
    Rail Fuel Hedging:
        Gross fair market asset position...............     62             -
        Gross fair market (liability) position.........      -           (49)
    Trucking Fuel Hedging:
        Gross fair market asset position...............      2             -
        Gross fair market (liability) position.........      -            (2)
    ---------------------------------------------------------------------------
    Total asset (liability) position...................   $110          $(15)
    ---------------------------------------------------------------------------

        The Corporation's use of financial instruments had the following impact on pre-tax income for the three months and nine months ended September 30, 1999 and 1998:

    ---------------------------------------------------------------------------
                                                  Three Months      Nine Months
                                                      Ended            Ended
                                                  -----------------------------
                                                 September 30,    September 30,
                                                 ------------------------------
    Millions of Dollars                          1999     1998    1999     1998
                                                 ------------------------------
    Increase in interest expense from interest
         rate hedging........................... $  -     $ -     $ 1       $ 1
    Increase (decrease) in fuel expense from
         Rail fuel hedging......................  (26)     25      (7)       59
    Increase in fuel expense from
         Trucking fuel hedging..................   (1)      -       -         2
    ---------------------------------------------------------------------------
    (Increase) decrease in pre-tax income....... $(27)    $25     $(6)      $62
    ---------------------------------------------------------------------------

    Sale of Receivables - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary (the Subsidiary). The Subsidiary is collateralized by a $66 million note from UPRR. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At September 30, 1999 and December 31, 1998, accounts receivable are presented net of $576 million and $580 million, respectively, of receivables sold.

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

    Convertible Preferred Securities - Union Pacific Capital Trust (the Trust), a statutory business trust sponsored and wholly owned by the Corporation, has issued $1.5 billion aggregate liquidation amount of 6-1/4% Convertible Preferred Securities (the CPS). Each of the CPS has a stated liquidation amount of $50 and is convertible, at the option of the holder, into shares of UPC's common stock, par value $2.50 per share (the Common Stock), at the rate of 0.7257 shares of Common Stock for each of the CPS, equivalent to a conversion price of $68.90 per share of Common Stock, subject to adjustment under certain circumstances. The CPS accrue and pay cash distributions quarterly in arrears at the annual rate of 6-1/4% of the stated liquidation amount. The Corporation owns all of the common securities of the Trust. The proceeds from the sale of the CPS and the common securities of the Trust were invested by the Trust in $1.5 billion aggregate principal amount of the Corporation's 6-1/4% Convertible Junior Subordinated Debentures due April 1, 2028, which represent the sole assets of the Trust.

        For  financial   reporting   purposes,   the  Corporation  has  recorded
    distributions payable on the CPS as an interest charge to earnings in the statement of consolidated income.

    Significant New Borrowings - During January 1999, the Corporation issued $600 million of 6-5/8% debentures with a maturity date of February 1, 2029. Also, during September 1999, the Corporation issued $150 million of 7 3/8% notes with a maturity date of September 15, 2009. The proceeds from the issuance of these debentures and notes were used for repayment of debt and other general corporate purposes.

    Shelf Registration Statement - Under currently effective shelf registration statements, the Corporation may sell, from time to time, up to $850 million in the aggregate of any combination of debt securities, preferred stock, or warrants for debt securities or preferred stock in one or more offerings. The Corporation has no immediate plans to issue equity securities.

7. Earnings Per Share - The following tables provide a reconciliation between basic and diluted earnings per share for the three months and nine months ended September 30, 1999 and 1998:

    ---------------------------------------------------------------------------
                                                             Three Months Ended
                                                                September 30,
                                                            -------------------
     Millions, Except Per Share Amounts                      1999          1998
    ---------------------------------------------------------------------------
    Income Statement Data:
        Income from continuing operations................   $ 218         $  34
        Income available to common stockholders from
            continuing operations........................     218            34
        Gain on disposal of discontinued operations......      27             -
    ---------------------------------------------------------------------------
        Net income available to common stockholders -
          Basic..........................................     245            34
        Dilutive effect of interest associated with the
          CPS [a]........................................      14             -
    ---------------------------------------------------------------------------
        Net income available to common stockholders -
          Diluted........................................   $ 259         $  34
    ---------------------------------------------------------------------------
    Weighted-Average Number of Shares Outstanding:
        Basic............................................   246.6         246.1
        Dilutive effect of common stock equivalents [b]..    23.5           0.6
    ---------------------------------------------------------------------------
        Diluted..........................................   270.1         246.7
    ---------------------------------------------------------------------------
    Earnings Per Share:
        Basic:
            Income from continuing operations............   $0.88         $0.14
            Gain on disposal of discontinued operations..    0.11             -
    ---------------------------------------------------------------------------
        Net income.......................................   $0.99         $0.14
    ---------------------------------------------------------------------------
        Diluted:
            Income from continuing operations............   $0.86         $0.14
            Gain on disposal of discontinued operations..    0.10             -
    ---------------------------------------------------------------------------
        Net income.......................................   $0.96         $0.14
    ---------------------------------------------------------------------------

    [a] In 1998, the effect of $15 million of interest associated with the CPS was anti-dilutive (Note 6).[b] 1998 excludes the effect of anti-dilutive common stock equivalents related to the CPS, which were 21.8 million.

    ---------------------------------------------------------------------------
                                                             Nine Months Ended
                                                                September 30,
                                                             ------------------
   Millions, Except Per Share Amounts                          1999      1998
    ---------------------------------------------------------------------------
    Income Statement Data:
        Income (Loss) from continuing operations.............  $ 541   $ (182)
        Income (Loss) available to common stockholders from
            continuing operations............................    541     (182)
        Gain (Loss) on disposal of discontinued operations...     27     (262)
    ---------------------------------------------------------------------------
        Net income (loss) available to common
          stockholders - Basic...............................    568     (444)
        Dilutive effect of interest associated with
          the CPS [c]........................................     44         -
    ---------------------------------------------------------------------------
        Net income (loss) available to common stockholders -
          Diluted............................................  $ 612   $ (444)
    ---------------------------------------------------------------------------
    Weighted-Average Number of Shares Outstanding:
        Basic................................................  246.5    246.0
        Dilutive effect of common stock equivalents [d]......   23.1        -
    ---------------------------------------------------------------------------
        Diluted..............................................  269.6    246.0
    ---------------------------------------------------------------------------
    Earnings Per Share:
        Basic:
            Income (Loss) from continuing operations.........  $2.19   $(0.74)
            Gain (Loss) on disposal of discontinued
              operations.....................................   0.11    (1.06)
    ---------------------------------------------------------------------------
        Net income (loss)....................................  $2.30    $(1.80)
    ---------------------------------------------------------------------------
        Diluted:
            Income (Loss) from continuing operations.........  $2.17    $(0.74)
            Gain (Loss) on disposal of discontinued
              operations.....................................   0.10     (1.06)
    ---------------------------------------------------------------------------
        Net income (loss)....................................  $2.27    $(1.80)
    ---------------------------------------------------------------------------

    [c] In 1998, the effect of $29 million of interest associated with the CPS was anti-dilutive (Note 6).[d] 1998 excludes the effect of anti-dilutive common stock equivalents related to options and the CPS, which were
        1.5 million and 14.5 million, respectively.

8. Other Income - Other income included the following for the three months and nine months ended September 30, 1999 and 1998:

    ---------------------------------------------------------------------------
                                                            Three Months Ended
    Millions of Dollars                                        September 30,
                                                            --------- ---------
                                                               1999      1998
    ---------------------------------------------------------------------------
    Net gain on asset dispositions.........................   $ 18       $18
    Rental income..........................................     16        13
    Interest income........................................      2         6
    Other - net............................................    (12)       (1)
    ---------------------------------------------------------------------------
    Total..................................................   $ 24       $36
    ---------------------------------------------------------------------------

    ---------------------------------------------------------------------------
                                                            Nine Months Ended
     Millions of Dollars                                      September 30,
                                                            --------- ---------
                                                              1999      1998
    ---------------------------------------------------------------------------
    Net gain on asset dispositions........................    $ 36       $62
    Rental income.........................................      41        36
    Interest income.......................................      10        17
    Other - net...........................................     (14)       (2)
    ---------------------------------------------------------------------------
    Total.................................................    $ 73      $113
    ---------------------------------------------------------------------------

9. Ratio of Earnings to Fixed Charges - The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent income (loss) from continuing operations less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges. For the nine months ended September 30, 1998, fixed charges exceeded earnings by approximately $339 million.

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

        It is not possible at this time for the Corporation to determine fully the effect of any or all unasserted claims on its consolidated financial condition; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Corporation has recorded a liability. The Corporation does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition or results of operations. Certain potentially significant contingencies relating to the Corporation's and its subsidiaries' businesses are detailed below:

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

11. Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the Financial Accounting Standards Board issued
    Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. While management is still in the process of determining the full effect FAS 133 will have on the Corporation's financial statements, management has determined that FAS 133 will increase the volatility of the Corporation's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Corporation uses for fuel or interest rate hedging purposes will, upon adoption of FAS 133, be recorded in the Corporation's Statement of Financial Position (Note 5). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Corporation's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on UPC's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                              RESULTS OF OPERATIONS

           Three and Nine Months Ended September 30, 1999 Compared to
              Three Months and Nine Months Ended September 30, 1998

Union Pacific Corporation (the Corporation or UPC) consists of one reportable segment, rail transportation (Rail), and UPC's other product lines (Other Operations). The Rail segment includes the operations of Union Pacific Railroad Company (UPRR), its subsidiaries and rail affiliates (collectively, the Railroad). Other Operations include the trucking product line (Overnite Transportation Company or Overnite), as well as technology and insurance product lines, corporate holding company operations, which largely support the Rail segment, and all appropriate consolidating entries. All earnings per share information is stated on a diluted basis.

CONSOLIDATED

Net Income - Net income for the three months and nine months ended September 30, 1999 was $245 million ($0.96 per share) and $568 million ($2.27 per share), respectively, compared to $34 million ($0.14 per share) and a loss of $444 million ($1.80 per share) for the comparable periods in 1998. The increase was driven primarily by improved operations and service levels at UPC's Rail unit which resulted in higher revenues and lower expenses. Net income for the third quarter of 1999 included a one-time after-tax gain of $27 million ($0.10 per share) from the adjustment of a liability established in connection with the discontinued operations of a former subsidiary. Net income for the nine months ended September 30, 1998 included a $262 million after-tax provision for the expected loss from the proposed sale of Overnite. In the fourth quarter of 1998, the Corporation reclassified Overnite's results to continuing operations and reversed the loss from discontinued operations (see Note 4 to the Consolidated Financial Statements).

Operating Revenues - Operating revenues increased $233 million (9%) and $537 million (7%) for the three month and nine month periods ended September 30, 1999, respectively, over the comparable periods in 1998. The increase was primarily due to higher volumes and revenues in all commodity lines of the Rail unit, partially offset by the impact of selling Skyway Freight Systems, Inc. (Skyway) in November of 1998. Skyway generated $44 million and $133 million in revenue during the third quarter and first nine months of 1998, respectively.

Operating Expenses - For the three and nine month periods ended September 30, 1999, operating expenses decreased $72 million (3%) and $677 million (9%), respectively, over the comparable periods in 1998. Salaries, wages and employee benefit costs increased in the third quarter of 1999 over the third quarter of 1998, due to one-time costs related to the Southern Pacific merger recorded in the third quarter of 1999 (see Note 3 to the Consolidated Financial Statements), higher rail volume and inflation, partially offset by improved productivity. Fuel and utilities costs also increased in the third quarter of 1999 over the third quarter of 1998 due to increased volume, partially offset by lower prices (see Note 5 to the Consolidated Financial Statements). Depreciation and materials and supplies both increased slightly for both the three month and nine month periods ended September 30, 1999 over the comparable periods in 1998. The increase in depreciation expense reflects increased capital spending, while the increase in materials and supplies reflects higher rail volumes. All other operating expense categories decreased in the third quarter of 1999 over the comparable period in 1998. The factors primarily responsible for such decreases are substantially the same in the three and nine month periods and are discussed below.

     For the nine month period, all operating expense categories decreased over the comparable 1998 period. Salaries, wages and employee benefit costs decreased due to improved productivity and lower corporate expenses, partially offset by higher rail volume and inflation. Equipment and other rents expense decreased primarily as a result of improved rail cycle times, partially offset by higher rail volumes. Fuel and utilities costs were lower, as lower fuel prices and improved fuel efficiency more than offset volume driven increases in fuel consumption. Casualty costs decreased due to lower than expected settlement costs at the Rail unit. The decrease in other costs in 1999 reflected the impact in 1998 of the resolution of customer claims, the impact of the sale of Skyway, lower state and local taxes (primarily sales and property taxes) and increased benefits resulting from the continuing integration of Southern Pacific operations.

Operating Income - Operating income increased $305 million and $1.2 billion for the three and nine month periods ended September 30, 1999, over the comparable periods in 1998, reflecting improved operations and service levels at UPC's Rail unit, which resulted in decreased Rail operating expenses and increased Rail revenues.

Non-Operating Items - Other income decreased $12 million in the third quarter of 1999 over the comparable period in 1998 due to the impact in the third quarter of 1998 of a telecommunications contract buyout and the sale of a corporate aircraft. Other income decreased $40 million for the nine months ended September 30, 1999 over the comparable period in 1998, reflecting the additional impact of the sale of the Southern Pacific Rail Corporation (SP or Southern Pacific) headquarters building and an insurance recovery for 1997 flood damage recorded in the second quarter of 1998. Interest expense decreased in the third quarter of 1999 over the third quarter of 1998, due to lower average debt in the third quarter of 1999, but increased for the 1999 nine month period as a result of increased average debt levels. Income taxes for both the three and nine month periods increased over the comparable periods in 1998 due to higher income before income taxes, partially offset by settlements related to prior tax years.

RAIL SEGMENT

Net Income - Rail operations reported net income of $234 million and $589 million for the three months and nine months ended September 30, 1999, respectively, compared to net income of $67 million for the third quarter of 1998 and a net loss of $87 million for the 1998 nine month period. The increase for both the three and nine month periods resulted primarily from improved operations and service levels, increased revenues in all commodity lines and lower operating costs.

Operating Revenues - Rail operating revenues increased $246 million (10%) to $2,606 million and $615 million (9%) to $7,576 million for the quarter and nine months ended September 30, 1999, respectively, over the comparable periods in 1998. Revenue carloads increased 9% and 7% for the three and nine month periods ended September 30, 1999, respectively, over the comparable periods in 1998. 1999 commodity revenues, primarily automotive and industrial, were adversely influenced due to the impact on rail traffic of the implementation of the joint acquisition of Conrail.

     The following table summarizes rail commodity revenue, revenue carloads and average revenue per car for the periods indicated:

-------------------------------------------------------------------------------
  Three Months Ended,                                      Nine Months Ended
     September 30                                              September 30,
----------------------        Commodity Revenue            -------------------
   1999   1998   % Change      In Millions of Dollars    1999    1998   % Change
-------------------------------------------------------------------------------
 $  367  $  333  +   10%      Agricultural              $1,042  $  938  +   11%
    239     204  +   17       Automotive                   767     676  +   13
    398     384  +    4       Chemicals                  1,195   1,158  +    3
    560     516  +    9       Energy                     1,656   1,501  +   10
    492     455  +    8       Industrial Products        1,416   1,354  +    5
    459     385  +   19       Intermodal                 1,273   1,126  +   13
-------------------------------------------------------------------------------
 $2,515  $2,277  +   10%      Total                     $7,349  $6,753  +    9%
-------------------------------------------------------------------------------

                              Revenue Carloads
                              In Thousands
-------------------------------------------------------------------------------
    233     212  +  10%       Agriculture                  670     605  +   11%
    167     140  +  19        Automotive                   521     464  +   12
    238     232  +   3        Chemicals                    696     681  +    2
    478     449  +   6        Energy                     1,403   1,319  +    6
    365     349  +   5        Industrial Products        1,045   1,005  +    4
    719     640  +  12        Intermodal                 2,026   1,882  +    8
-------------------------------------------------------------------------------
  2,200   2,022  +   9%       Total                      6,361   5,956  +    7%
-------------------------------------------------------------------------------

                              Average Revenue per Car
--------------------------------------------------------------------------------
 $1,576  $1,574      -%       Agriculture               $1,550  $1,555       -%
  1,430   1,450  -   1        Automotive                 1,472   1,458  +    1
  1,673   1,658  +   1        Chemicals                  1,717   1,699  +    1
  1,172   1,148  +   2        Energy                     1,181   1,138  +    4
  1,350   1,303  +   4        Industrial Products        1,356   1,348  +    1
    638     602  +   6        Intermodal                   628     598  +    5
-------------------------------------------------------------------------------
 $1,144  $1,126  +   2%       Total                     $1,155  $1,134  +    2%
-------------------------------------------------------------------------------

Agricultural - Agricultural revenue increased for both the three and nine month periods over the comparable periods in 1998, primarily due to stronger exports and improved service levels, which resulted in increases in wheat, corn and beverages.

Automotive - Automotive revenue increased for both the three and nine month periods over the comparable periods in 1998, due to increased carloads caused by strong domestic production, improvements in cycle times, price increases, and the negative impact in 1998 of a strike against a major auto manufacturer. These gains were partially offset by the negative impact on rail traffic of the implementation of the joint acquisition of Conrail.

Chemical - Chemical revenue increased for both the three and nine month periods over the comparable periods in 1998, due to improved service levels and recovery in demand for plastics, liquid and dry chemical and phosphorous, which increased carloads. These gains were partially offset by declines in soda ash and a decline in demand for fertilizers. Average revenue per car improved due to increased longer-haul plastics shipments and fewer shorter-haul petroleum and export sulfur moves.

Energy - Energy revenue increased for both the three and nine month periods over the comparable periods in 1998 due to increases in the number of Powder River Basin trains per day, tons per car and average train length. Powder River Basin traffic was reduced during the Rail unit's planned 10-day maintenance outage in June 1999. Colorado and Utah volumes also increased due to improved service. Average revenue per car increased resulting from changes in traffic mix as longer-haul Powder River Basin traffic increased.

Industrial Products - Industrial Products revenue increased for both the three and nine month periods over the comparable periods in 1998 due to stronger demand and improved cycle times. Carloads increased in lumber, stone and cement due to strong construction demand, and recyclables grew due to new business. Gains were partially offset by decreased steel loadings due to higher imports of lower-priced foreign steel and lost volumes from a major steel producer who filed for bankruptcy. Average revenue per car increased due to a combination of price increases and product mix changes.

Intermodal - Intermodal revenue increased for both the three and nine month periods over the comparable periods in 1998 due to increased carloads, and increased average revenue per car. Carloads improved due to strong demand from growth in imports from Asia, service improvements and a new premium service offering. These gains were partially offset by a decline in exports to Asia due to the Asian economic crisis. Average revenue per car increased due to positive mix shifts and demand-driven price increases.

Operating Expenses - Operating expenses decreased $44 million (2%) and $540 million (8%) for the quarter and nine months ended September 30, 1999, respectively.

     Salaries, wages and employee benefit costs increased for the three and nine month periods ended September 30, 1999 over the comparable periods in 1998, due to one-time costs related to the Southern Pacific merger recorded in the third quarter of 1999 (see Note 3 to the Consolidated Financial Statements), higher rail volume and inflation, partially offset by improved productivity.

     Equipment and other rents expenses decreased $9 million (3%) and $94 million (9%) for the quarter and nine months ended September 30, 1999, respectively, due primarily to improvements in cycle time and lower prices, partially offset by higher volume.

     Fuel and utilities expenses were up $8 million (4%) and down $33 million (6%) for the quarter and nine months ended September 30, 1999, respectively. The quarterly increase was driven by higher volumes, while the year-to-date decrease reflects lower fuel prices and improved consumption rates, partially offset by higher volume. The Railroad hedged 68% and 69% of its fuel consumption for the three and nine months periods ended September 30, 1999, respectively, which decreased fuel costs by $26 million and $7 million, respectively. Expected fuel consumption for the remaining three months of 1999 is 67% hedged at an average of 41 cents per gallon (excluding taxes, transportation charges and regional pricing spreads).

     Casualty costs declined $34 million (33%) and $62 million (20%) for the quarter and nine months ended September 30, 1999, respectively, primarily due to the effect of lower than expected settlement costs. In addition, insurance costs and costs for repairs on cars from other railroads were lower year over year.

     Depreciation and materials and supplies both increased slightly for both the three and nine month periods ended September 30, 1999 over the comparable periods in 1998. The increase in depreciation expense reflects increased capital spending, while the increase in materials and supplies reflects higher rail volumes.

     Other costs decreased $39 million (16%) and $407 million (39%) for the three and nine month periods ended September 30, 1999, respectively, reflecting the impact on 1998 results from the resolution of customer claims, lower state and local taxes (primarily sales and property taxes) and benefits resulting from the continuing integration of Southern Pacific operations.

Operating Income - Operating income increased $290 million to $515 million and $1.2 billion to $1.3 billion for the quarter and nine months ended September 30, 1999, respectively. Both 1999 and 1998 included the impact of one-time costs related to the Southern Pacific merger for severance, relocation and training of employees. The operating ratio for the third quarter of 1999 was 80.2%, 10.3 percentage points better than 1998's 90.5% operating ratio. The operating ratio for the first nine months of 1999 was 82.6%, 15.1 percentage points better than 1998's 97.7% operating ratio.

Non-Operating Items - Other income decreased $22 million (49%) in the third quarter of 1999 over 1998 due to the impact in the third quarter of 1998 of a telecommunications contract buyout and the sale of a corporate aircraft. Other income decreased $50 million (44%) for the nine months ended September 30, 1999 over the comparable period in 1998, reflecting the additional impact of the sale of the SP headquarters building and an insurance recovery for 1997 flood damage recorded in the second quarter of 1998. Interest expense decreased $4 million (2%) in the third quarter of 1999 over the third quarter of 1998 due to lower average debt in the third quarter of 1999. Interest expense increased $26 million (6%) for the nine months ended September 30, 1999 over the comparable period in 1998 as a result of higher average debt levels year over year. Income taxes increased $105 million for the three month period and $403 million for the nine month period, respectively, reflecting higher income before income taxes.

OTHER OPERATIONS

Trucking Product Line

Net Income - Trucking net income was $8 million and $28 million, for the three and nine month periods ended September 30, 1999, respectively, down from $9 million (excluding goodwill amortization of $5 million) and $29 million (excluding good will amortization of $15 million) for the comparable periods in 1998. The decrease in net income for both periods was more than accounted for by expenses related to Overnite's contingency plans in response to activity by the International Brotherhood of Teamsters (Teamsters) and a brief job action in July.

Operating Revenues - For the three and nine month periods ended September 30, 1999, trucking revenues increased $20 million (8%) to $277 million and $27 million (3%) to $803 million, respectively, over the comparable periods in 1998. The revenue increase resulted from higher volume, reflecting a new product offering in the northeast United States and Texas and from rate improvements resulting from increased average length of haul and yield improvement.

Operating Expenses - For the three and nine month periods ended September 30, 1999, operating expenses increased $24 million (10%) to $269 million and $32 million (4%) to $770 million, respectively, over the comparable periods in 1998. For the three and nine months ended September 30, 1999, salaries, wages and employee benefit costs increased $14 million (9%) to $169 million and $26 million (6%) to $494 million, respectively, reflecting wage and benefit enhancements and expenses related to Overnite's contingency plans in response to Teamster activity. Fuel and utilities costs increased $2 million (18%) to $13 million for the three month period and $1 million (3%) to $35 million for the nine month period, due to higher volumes and increased fuel price per gallon (57 cents in the third quarter of 1999 compared to 48 cents in the third quarter of
1998), partially offset by favorable hedge activity. Forty percent of estimated remaining 1999 fuel purchases are hedged at an average of 45 cents per gallon (excluding taxes, transportation charges and regional pricing spreads). Equipment and other rents increased $4 million (20%) for the three month period due to costs related to Teamster activity and to the alleviation of congestion caused by closure of a regional competitor.

Operating Income - Trucking operations generated operating income of $8 million (excluding goodwill amortization of $5 million) for the third quarter of 1999 and $33 million (excluding goodwill amortization of $15 million) for the first nine months of 1999 compared to $12 million and $38 million for the comparable periods in 1998. The operating ratio for trucking operations (excluding goodwill amortization in 1998) increased to 97.1% in 1999 from 95.3% in 1998 for the third quarter and increased to 95.9% in 1999 from 95.1% in 1998 for the nine months ended September 30, 1998.

Recent Events - On October 24, 1999, the Teamsters began a job action at certain Overnite facilities. As of November 9, 1999, approximately 30 Overnite terminals had some employees who did not cross picket lines, and approximately 870 employees, 6.7% of Overnite's workforce, did not report to work. Overnite is operating under its strike contingency plan, and has deployed approximately 400 employee volunteers to other Overnite locations and is using approximately 200 temporary third-party replacement workers. The Teamster activity is expected to negatively impact Overnite's results of operations in the fourth quarter of 1999.

     The Teamsters are the certified and recognized bargaining agent at 22 of Overnite's locations employing approximately 1,800 of Overnite's workforce of approximately 13,000. Additionally, proceedings are pending in certain cases where a Teamsters local union lost a representation election. See Part II, Item 1, "Legal Proceedings - Labor Matters."

Other Product Lines

Other operations include the technology and insurance product lines, as well as the corporate holding company operations and all necessary consolidating entries (see Note 2 to the Consolidated Financial Statements). For the three and nine month periods ended September 30, 1999, operating revenues declined $33 million and $105 million, respectively, over the comparable periods in 1998, due primarily to the sale of Skyway in November 1998. For the three and nine months ended September 30, 1999, operating expenses decreased $47 million and $154 million, respectively, reflecting the absence of 1999 costs associated with Skyway and the consolidation of portions of the corporate staff with the Rail unit's staff in Omaha, Nebraska. Operating losses for the three and nine month periods ended September 30, 1999 over the comparable periods in 1998 declined $14 million and $49 million, respectively, and losses from continuing operations declined $13 million and $33 million, respectively, due to the corporate reorganization and improved operations at the Corporation's technology division.


              CHANGES IN FINANCIAL CONDITION AND OTHER DEVELOPMENTS

Financial Condition - During the first nine months of 1999, cash provided by operations was $1.5 billion, compared to $209 million in 1998. This increase reflects higher earnings at the Corporation's Rail segment. Working capital improved due to continued emphasis on receivable collection efforts at the Railroad and the timing of current liability payments.

     Cash used in investing activities was $1.3 billion in the first nine months of 1999, compared to a use of $1.7 billion in 1998. This decrease primarily reflects lower Rail capital spending, including merger-related spending, offset by the purchase of an additional 13% ownership interest in the consortium operating the Pacific-North and Chihuahua Pacific lines in Mexico for $87 million (see Note 3 to Consolidated Financial Statements).

     Cash used in equity and financing activities was $138 million in the first nine months of 1999, compared to $2.0 billion provided in 1998. Cash used in 1999 principally reflects lower net borrowings ($600 million in 1999 compared to $4.0 billion in 1998) offset by debt repaid ($591 million in 1999 compared to $1.8 billion in 1998) reflecting the private placement of the Convertible Preferred Securities (the CPS) on April 1, 1998 (see Note 6 to the Consolidated Financial Statements).

     The ratio of debt to total capital employed (treating the CPS as a debt instrument) was 56.6% at September 30, 1999 compared to 58.0% at December 31, 1998 and 58.4% at September 30, 1998. Including the CPS as an equity instrument, the ratio of debt to total capital employed at September 30, 1999 was 48.3% compared to 49.4% at December 31, 1998 and 50.2% at September 30, 1998.

     At September 30, 1999 the Corporation had a $2.8 billion credit facility outstanding. The facility is designated for general corporate purposes and expires in 2001. During January 1999 the Corporation issued $600 million of 6 5/8% debentures with a maturity date of February 1, 2029. During September 1999 the Corporation issued $150 million of 7 3/8% notes with a maturity date of September 15, 2009. The proceeds from the issuance of these debentures and notes were used for repayment of debt and other general corporate purposes. Under currently effective shelf registration statements, the Corporation may sell, from time to time, up to $850 million in the aggregate of any combination of debt securities, preferred stock, or warrants for debt securities or preferred stock in one or more offerings. The Corporation has no immediate plans to issue equity securities.

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

Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. While management is still in the process of determining the full effect FAS 133 will have on the Corporation's financial statements, management has determined that FAS 133 will increase the volatility of the Corporation's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Corporation uses for fuel or interest rate hedging purposes will, upon adoption of FAS 133, be recorded in the Corporation's Statement of Financial Position (see Note 5 to the Consolidated Financial Statements). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Corporation's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on UPC's consolidated financial statements.

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

    UPC's Y2K Project is divided into five major initiatives as follows:

Mainframe Systems - These systems have been converted, tested and deemed to be Y2K compliant as of December 31, 1998. Periodic audits are planned during the remainder of 1999 to ensure these systems remain Y2K compliant.

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

     In an effort to ensure that interfacing systems will operate successfully in the year 2000 the Corporation is conducting integrated testing of individual systems already deemed to be Y2K compliant. Although the formal testing is complete, additional verification testing will continue through December 1999.

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

     As of June 30, 1999, 100% of the Corporation's systems (excluding trucking) have been converted, tested, and deemed to be Y2K compliant. Modification to trucking systems comprises approximately 10% of UPC's total Y2K workload and is estimated to be 98% complete. The remaining modification to trucking's systems is expected to be completed in the fourth quarter of 1999. Costs to convert UPC's systems are expensed as incurred. As of September 30, 1999, more than 88% of the costs of the Y2K project, estimated to be $61 million (pre-tax) in total, have been expensed.

     Although the Corporation believes its systems will be successfully modified, failure by it, or by those from whom UPC purchases equipment, or by other entities with whom UPC exchanges data, or on whom it relies for data, to successfully modify their systems, could materially impact operations and financial results in the year 2000.

                             CAUTIONARY INFORMATION

Certain information included within this report is, and other information included within materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation), are or will be forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements include, without limitation, statements concerning projections, predictions or expectations as to Union Pacific Corporation's and its subsidiaries' business, financial or operational results; future economic performance; management objectives; the outcome of claims; statements that UPC does not expect that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse affect on the Corporation's consolidated financial position, results of operations or liquidity; and other similar expressions concerning matters that are not historical facts. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, whether the Corporation and its subsidiaries are fully successful in implementing their financial and operational initiatives; industry competition, conditions and performance; legislative and/or regulatory developments; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions; changes in fuel prices; labor stoppages; the impact of year 2000 systems problems; and the outcome of claims and litigation, including claims arising from environmental investigations or proceedings. The Corporation assumes no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure concerning market risk-sensitive instruments is set forth in Note 5 to the Consolidated Financial Statements included in Item 1 of Part I of this Report and is incorporated herein by reference.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The discussion of certain legal proceedings affecting the Corporation and/or certain of its subsidiaries set forth in Note 10 to the Consolidated Financial Statements included in Item 1 of Part I of this Report is incorporated herein by reference. In addition to those matters, the following proceedings, or developments in proceedings presently pending, arose or occurred during the third quarter of 1999.

Bottleneck Proceedings - As reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Report on Form 10-Q for the quarter period ended March 31, 1999, the U.S. Court of Appeals for the Eighth Circuit entered an order on February 10, 1999 affirming a prior decision by the Surface Transportation Board of the U.S. Department of Transportation
(STB). The STB decision generally reaffirmed its existing position regarding the obligation of rail carriers to provide rates for bottleneck segments (lines of railroad that are served by a single railroad between a junction and an exclusively-served shipper facility), and dismissed two complaint proceedings filed by shippers challenging a class rate for the movement of coal to which UPRR and a predecessor were parties. On April 23, 1999 the Eighth Circuit denied a petition for rehearing filed by two of the shippers involved in the complaint proceeding. On July 19, 1999 the Western Coal Traffic League filed a petition for a writ of certiorari in the United States Supreme Court. The Supreme Court denied the petition on October 18, 1999.

Labor Matters - The UPC 1998 10-K disclosed that the General Counsel of the National Labor Relations Board (NLRB) is seeking a bargaining order remedy in 12 cases involving Overnite Transportation Company (Overnite), where a Teamsters local union lost a representation election, and that in four of the 12 cases an administrative law judge has ruled that the bargaining order remedy is warranted. Overnite appealed that ruling to the NLRB. On November 10, 1999 the NLRB upheld the decision of the administrative law judge in those four cases. Overnite has appealed the NLRB's ruling. Additionally, during the second quarter of 1999, an administrative law judge ruled in the remaining cases, determining that the bargaining order remedy is warranted in seven of the eight cases. Overnite has appealed that ruling to the NLRB.

Environmental Matters - As reported in the UPC 1998 10-K, the District Attorney for San Bernardino County, California was investigating the Railroad's handling of several hazardous material spills in Barstow and West Colton, California. In the third quarter of 1999, the District Attorney and the Railroad agreed to a settlement, and on July 28, 1999 a stipulated judgement against the Railroad in the amount of $350,000 was entered by the San Bernardino Superior Court. The Railroad also agreed to pay certain costs of San Bernardino County associated with the incidents that were the subject of the investigation. These costs are estimated at $20,000, but may ultimately be more or less than such amount.

Other Matters - On August 29, 1997, an Amtrak train, operating on UPRR tracks, struck a car at a crossbuck-protected crossing near Warrensburg, Missouri, injuring Kimberley R. Alcorn, a passenger in the car. Ms. Alcorn brought suit against UPRR and Amtrak in the Circuit Court of Jackson County, Missouri Division No. 10. On September 24, 1999, a jury found that Amtrak and UPRR were negligent in causing the accident. The jury awarded Ms. Alcorn approximately $40.3 million in compensatory damages, and, on September 29, 1999, found the Railroad and Amtrak liable for an additional $120 million in punitive damages. The defendants are pursuing multiple avenues of relief from the jury awards. The Railroad believes that the damage awards are not supported by the facts or the law, and that the trial court and/or the appellate courts will either grant a new trial or will substantially reduce the amount of damages. Under the terms of an existing agreement, Amtrak will continue to defend UPRR's interests in this litigation and UPRR believes that Amtrak and its insurers, under the terms of the agreement, will hold UPRR harmless from any final judgment.

Item 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits

        10(a)  Executive Stock Purchase Incentive Plan of Union Pacific
               Corporation.
        10(b)  Written  Description of Premium Exchange Program Pursuant to 1993
               Stock Option and Retention Stock Plan of Union Pacific
               Corporation.
        12(a)  Computation of Ratio of Earnings to Fixed Charges for the Three
               Months Ended September 30, 1999.
        12(b)  Computation  of Ratio of Earnings to Fixed  Charges for the Nine
               Months Ended  September  30, 1999.
        27     Financial data schedule.

(b)     Reports on Form 8-K

           On July 23, 1999, the UPC filed a Current Report on Form 8-K announcing UPC's financial results for the second quarter of 1999.

           On October 21, 1999, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the third quarter of 1999.


       SIGNATURE




SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 12, 1999



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


       EXHIBIT INDEX




               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX


Exhibit No.    Description of Exhibits Filed with this Statement

    10(a)      Executive Stock Purchase Incentive Plan of Union Pacific
               Corporation.

    10(b) Written Description of Premium Exchange Program Pursuant to 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation.

    12(a) Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 1999.

    12(b) Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 1999.

    27         Financial Data Schedule.