Form 10-K405
period 1999-12-31
UNION PACIFIC CORP
filed 2000-03-27
CIK 100885

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K405

(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                      OR
   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes     X      No   ________
                               -------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__].

  As of February 29, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was approximately $8,880,699,484.

  The number of shares outstanding of the registrant's Common Stock as of February 29, 2000 was 247,842,346.

  Portions of the following documents are incorporated by reference into this Report; (1) registrant's Annual Report to Shareholders for the year ended December 31, 1999 (Annual Report) (Parts I, II and IV); and (2) registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 21, 2000 (Part III).

                                     PART I
                                     ------

Item 1. Business and Item 2. Properties
        --------             ----------

Corporate Structure

Union Pacific Corporation (UPC or the Corporation) was incorporated in Utah in 1969. The Corporation operates primarily in the areas of rail transportation, through its subsidiary Union Pacific Railroad Company; and trucking, through its subsidiary Overnite Transportation Company.

  In 1999, the Corporation continued implementing its strategy of refocusing on its core rail transportation business. The implementation of this strategy began with the 1994 sale of the Corporation's waste management business. Since then, the Corporation disposed of its oil and gas operations, sold its logistics business and attempted to sell its trucking operations. At the same time, the Corporation invested heavily in rail assets. The Corporation's rail investments included the 1995 purchase of the Chicago and North Western Transportation Company (CNW), the 1996 acquisition of Southern Pacific Rail Corporation (Southern Pacific), and the 1997 and 1999 investments in the Pacific-North and Chihuahua Pacific lines in Mexico.

  Key strategic transactions in 1999, 1998 and 1997 were as follows:

Mexican Railway Concession - In 1999, the Railroad increased its investment in the Pacific-North and Chihuahua Pacific lines in Mexico. During 1997, the Railroad and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The consortium assumed operational control of both lines in 1998. In March 1999, the Railroad purchased an additional 13% ownership interest for $87 million from one of its partners. The Railroad now holds a 26% ownership share in the consortium and accounts for the investment under the equity method.

Overnite Divestiture - In May 1998, the Corporation's Board of Directors approved a formal plan to divest of UPC's investment in Overnite through an initial public offering. However, market conditions deteriorated to the point that UPC decided not to consummate the offering.

Skyway - In November 1998, the Corporation completed the sale of Skyway Freight Systems, Inc. (Skyway), a wholly owned subsidiary. Skyway provided contract logistics and supply chain management services. The proceeds were used to repay outstanding debt. The sale of Skyway generated a net after-tax loss of $50 million, of which $40 million was recognized in 1997 (see Notes 3 and 13 to the Consolidated Financial Statements in the Annual Report).

Southern Pacific - During 1999, UPC continued its integration of Southern Pacific's rail operations. This process is expected to be completed over the next 24 months (see Note 2 to the Consolidated Financial Statements in the Annual Report). UPC consummated the acquisition of Southern Pacific in September 1996 for $4.1 billion. Sixty percent of the outstanding Southern Pacific common shares were converted into UPC common stock and the remaining 40% of the outstanding shares were acquired for cash. UPC initially funded the cash portion of the acquisition with credit facility borrowings, all of which have been subsequently refinanced with other borrowings. The acquisition of Southern Pacific has been accounted for using the purchase method.

Operations

Union Pacific Corporation consists of one reportable segment, rail transportation, and UPC's other product lines (Other Operations). The rail segment includes the operations of the Corporation's wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR's subsidiaries and rail affiliates (the Railroad). UPRR included as of May 1, 1995, CNW, and, as of October 1, 1996, Southern Pacific. The Corporation finalized the integration of CNW in 1996 and expects to complete the integration of the operations of Southern Pacific over the next 24 months. Other Operations include the trucking product line (Overnite Transportation Company or Overnite), as well as the "other" product lines that include technology, self-insurance activities, corporate holding company operations, which largely support the Railroad, and all appropriate consolidating entries.

Rail

Operations - The Railroad is a Class I railroad that operates in the United States. It has over 33,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern United States gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and (primarily through interline connections) Canadian borders. The Railroad is subject to price and service competition from other railroads, motor carriers and barge operators.

Employees - Approximately 87% of the Railroad's 52,000 employees are represented by rail unions. During 1996, nearly all of UPRR's unionized workforce ratified five-year national agreements, which include a combination of general wage increases and lump-sum payments. In addition, the agreements provide for increased flexibility in work rules. Negotiations under the Railway Labor Act for a new national agreement for all crafts began in late 1999 and are in the initial stages. Under the conditions imposed by the Surface Transportation Board of the U.S. Department of Transportation (STB) in connection with the Southern Pacific acquisition, labor agreements between the Railroad and the unions representing SP employees must be negotiated before the UPRR and SP rail systems can be fully integrated. The Railroad has successfully reached agreements with the shopcraft, carmen, clerical and maintenance-of-way unions. By the end of 1999, negotiations with other operating crafts were nearly complete, with only one hub-and-spoke agreement (Los Angeles) left to implement in early 2000. The terms of ratified and pending labor agreements are not expected to have a material adverse effect on the Corporation's results of operations.

  A separate Annual Report on Form 10-K for the year ended December 31, 1999, will be filed by UPRR and will contain additional information concerning that company.

Other Operations

Trucking Product Line

Operations - Overnite Transportation Company, a wholly owned subsidiary of the Corporation, is a major interstate trucking company specializing in less-than-truckload shipments. Overnite serves all 50 states and portions of Canada and Mexico through 166 service centers located throughout the United States. Overnite transports a variety of products including machinery, tobacco, textiles, plastics, electronics and paper products. Overnite experiences intense service and price competition from both regional and national motor carriers.

Employees - As one of the nation's largest predominantly non-union single operating trucking companies, Overnite is periodically targeted at many of its service centers by major labor organization efforts instituted by the International Brotherhood of Teamsters (Teamsters). The Teamsters conducted a brief job action in July 1999 and began another job action in October 1999 that continued into 2000. Since year-end 1994, Overnite has received 90 petitions for union elections at 67 of its 166 service centers. Twenty-two service centers, representing approximately 14% of Overnite's 13,000 employee nationwide workforce, voted for union representation; and the Teamsters have been certified and recognized as the bargaining representative for such employees. Eleven of these locations filed decertification petitions in 1999. Elections affecting approximately 400 additional employees are unresolved, and there are no elections currently scheduled. Additionally, proceedings are pending in certain cases where a Teamsters' local union lost a representation election. To date, Overnite has not entered into any collective bargaining agreements with the Teamsters.

Operational Initiatives - During 1999, 1998 and 1997, Overnite benefited from several initiatives aimed at better matching its operations to the trucking industry environment. These actions included workforce reductions, service center consolidations, centralization of the linehaul management process and pricing initiatives targeting Overnite's lowest margin customers. Overnite has also benefited from growth in its customer base generated by continuing improvements in its service levels.

Other Product Lines

Other - Included in the "Other" product lines are the results of the corporate holding company; Union Pacific Technologies, a provider of transportation-related technologies; Wasatch Insurance Limited, a captive insurance company; and all necessary consolidating entries.

Other Information

Additional information regarding UPC's operations is presented on pages 6 through 15, in Note 1 to the Consolidated Financial Statements on pages 38 through 41 and on pages 52 and 53 of the Annual Report, and such information (excluding photographs on pages 6 through 15, none of which supplements the text and which are not otherwise required to be disclosed herein) is incorporated herein by reference. The map of the Corporation's operations on pages 16 and 17 of the Annual Report is also incorporated herein by reference.

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

Environmental Regulation - UPC and its subsidiaries are subject to various environmental statutes and regulations, including the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), and the Clean Air Act (CAA).

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

  The Environmental Protection Agency (EPA) regulations under RCRA have established a comprehensive system for the management of hazardous waste. These regulations identify a wide range of industrial by-products and residues as hazardous waste, and specify requirements for "cradle-to-grave" management of such waste from the time of generation through the time of disposal and beyond. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA may be authorized by the EPA to administer all or part of RCRA on behalf of the EPA.

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

  CERCLA imposes strict liability on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment. It also imposes strict liability on the generators of such waste and the transporters of the waste who select the disposal or treatment sites. Liability may include cleanup costs incurred by third persons and damage to publicly owned natural resources. The Company is subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed of, or as a generator or a transporter of hazardous substances disposed of at other locations. Some states have enacted, and other states are considering enacting, legislation similar to CERCLA. Certain provisions of these acts are more stringent than CERCLA. States that have passed such legislation are currently active in designating more facilities as requiring cleanup and further assessment.

  The operations of the Corporation are subject to the requirements of the CAA. The 1990 amendments to the CAA include a provision under Title V requiring that certain facilities obtain operating permits. EPA regulations require all states to develop federally-approvable permit programs. Affected facilities must submit air operating permit applications to the respective states within one year of the EPA's approval of the state programs. Certain of the Corporation's facilities may be required to obtain such permits. In addition, in December 1997 the EPA issued final regulations which require that most locomotives purchased or remanufactured after 1999 or 2000 meet certain stringent emissions criteria. While the cost of meeting these requirements may be significant, expenditures are not expected to affect materially the Corporation's financial condition or results of operations.

  The operations of the Corporation are also subject to other laws protecting the environment, including permit requirements for wastewater discharges pursuant to the National Pollutant Discharge Elimination System and storm-water runoff regulations under the Federal Water Pollution Control Act.

  Information concerning environmental claims and contingencies and estimated attendant remediation costs is set forth in Note 12 to the Consolidated Financial Statements on page 50 of the Annual Report. Such information is incorporated herein by reference.

Cautionary Information

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) are or will be, forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; expectations as to product applications; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Corporation's and its subsidiaries' business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

  Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

  Important factors that could cause such differences include, but are not limited to, whether the Corporation and its subsidiaries are fully successful in implementing their financial and operational initiatives; industry competition, conditions, performance and consolidation; legislative and/or regulatory developments, including possible enactment of initiatives to re-regulate the rail business; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions, both within the United States and globally; changes in fuel prices; changes in labor costs; labor stoppages; the impact of latent year 2000 systems problems; and the outcome of claims and litigation, including claims arising from environmental investigations or proceedings.

  Forward-looking statements speak only as of the date the statement was made. The Corporation assumes no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. If the Corporation does update one or more forward-looking statements, no inference should be drawn that the Corporation will make additional updates with respect thereto or with respect to other forward-looking statements.

Item 3. Legal Proceedings
        -----------------

Southern Pacific Acquisition

On August 12, 1996, the STB served a decision (the Decision) approving the acquisition of control of Southern Pacific by UPC, subject to various conditions. The acquisition was consummated on September 11, 1996. Various appeals were filed with respect to the Decision, and all such appeals were ultimately consolidated in the U.S. Court of Appeals for the District of Columbia Circuit, and all of the appeals have since been withdrawn or denied.

  Among the conditions to the STB's approval of the Southern Pacific acquisition was the requirement that the STB retain oversight jurisdiction for five years to examine whether the conditions imposed under the Decision remain effective to address the competitive harms caused by the merger. On November 30, 1999, the STB served a decision in the third annual general oversight proceeding to review the implementation of the merger and the effectiveness of the conditions imposed under the Decision. The Board concluded that merger implementation continued to be positive, the conditions ensured effective competition and no new conditions were warranted. The STB established July 3, 2000 as the date for the next comprehensive summary to be filed by the Railroad. The STB order also requires interested parties to file comments concerning the next annual oversight proceeding on August 18, 2000, with replies being due September 5, 2000.

Bottleneck Proceedings

The STB initiated a proceeding in 1996 on the issue of whether it should modify existing laws regarding a railroad's obligation to offer, and a shipper's rights to challenge, rates for rail service over a bottleneck segment. A bottleneck segment is a line of railroad that is served by only one railroad between a junction and an exclusively served shipper facility. The STB proceeding also encompassed motions to dismiss individual complaint proceedings filed by shippers challenging class rates charged for or allegedly applicable to the movement of coal, two of which named UPRR and Southern Pacific as defendants. On December 31, 1996, the STB served a decision that generally reaffirmed earlier rulings holding that a rail carrier is not obligated to provide rates for bottleneck segments and confirmed the right of all rail carriers to set rates differentially based upon demand. It created an exception, requiring a bottleneck carrier that does not have its own route between origin and destination to provide a common-carrier rate, challengable by a shipper, for the bottleneck segment when the shipper obtains a contract rate for the remainder of the movement. It also dismissed the two complaint proceedings in which UPRR and SP were defendants. The STB subsequently served a decision generally declining to reconsider its December 31, 1996 decision. Shippers appealed the STB decisions to the U.S. Court of Appeals for the Eighth Circuit. In February 1999, the Court of Appeals affirmed the STB's decision and the dismissal of the two complaints against the Railroad and Southern Pacific. A petition for a writ of certiorari filed in the United States Supreme Court was denied in October 1999. The Court of Appeals also dismissed as premature a cross-appeal by the railroads challenging the contract rate exception.

  In a separate case, the Railroad sought review of the contract rate exception. A December 1997 STB decision required the Railroad to publish separately challengeable bottleneck segment rates for the shipper's use in connection with a contract rate on another carrier. On February 15, 2000, the U.S. Court of Appeals for the District of Columbia affirmed the STB's decision and the exception. The shipper's complaint concerning the Railroad's rates and other rates is awaiting decision by the STB.

Customer Claims

Some customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems in 1997 and 1998, and certain customers have filed lawsuits seeking relief related to such delays. Some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Corporation accrued amounts for these claims in 1998 and 1997. No additional amounts were accrued in 1999.

Shareholder Litigation

The Corporation and certain of its directors and officers (who are also directors of the Railroad) are defendants in two purported class actions that have been consolidated into one proceeding. The consolidated complaint alleges, among other things, that the Corporation violated the federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following the Corporation's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. Management believes that the plaintiffs' claims are without merit and has been defending them vigorously. The defendants moved to dismiss this action, and the motion was briefed and submitted to the Court for decision in 1998. In February 2000, prior to a ruling on the motion, the parties jointly advised the Court that they were engaged in discussions concerning the possible settlement of the action and asked the Court to defer ruling on the motion to dismiss pending the outcome of these discussions. The Court entered an order dated February 29, 2000 agreeing to such deferral, subject to the motion of either party to reactivate the action and the pending motion to dismiss at any time. Although settlement discussions are proceeding in good faith, there can be no assurance that they will be successful.

  In addition to the class action litigation, a purported derivative action was filed on behalf of the Corporation and the Railroad in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of the Corporation and the Railroad and, as nominal defendants, the Corporation and the Railroad. The derivative action alleges, among other things, that the named directors breached their fiduciary duties to the Corporation and the Railroad by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in place and by causing UPC and the Railroad to make misrepresentations about the Railroad's service problems to the financial markets and regulatory authorities. The Corporation's Board of Directors established a special litigation committee consisting of three independent directors to review the plaintiff's allegations and determine whether it is in UPC's best interest to pursue them. In February 1999, the committee rendered its report, in which it unanimously concluded that further prosecution of the derivative action on behalf of the Corporation and the Railroad is not in the best interest of either such company. Accordingly, the Corporation and the Railroad have filed a motion with the Court to dismiss the derivative action. The plaintiff has not yet responded to the motion. The individual defendants also believe that these claims are without merit and intend to defend them vigorously.

Other Matters

On August 29, 1997, an Amtrak train, operating on the Railroad's tracks, struck a car at a crossbuck-protected crossing near Warrensburg, Missouri, injuring Kimberley R. Alcorn, a passenger in the car. Ms. Alcorn brought suit against the Railroad and Amtrak in the Circuit Court of Jackson County, Missouri Division No. 10. On September 24, 1999, a jury found that Amtrak and the Railroad were negligent in causing the accident. The jury awarded Ms. Alcorn approximately $40.3 million in compensatory damages, and, on September 29, 1999, found the Railroad liable for an additional $120 million in punitive damages. On January 19, 2000, the Circuit Court reduced the jury's award to $25 million for compensatory damages and $50 million for punitive damages, an amount that is less than ten percent of the Railroad's current assets on December 31, 1999. The Railroad believes that the damage awards are not supported by the facts or the law, and is continuing to assist Amtrak's appeal to the Missouri Supreme Court seeking a new trial or relief from the damage awards. Under the terms of an existing agreement, Amtrak will continue to defend the Railroad's interests in this litigation and appeal, and the Railroad believes that Amtrak and its insurers, under the terms of the agreement, will hold the Railroad harmless from any final judgment.

Labor Matters

The General Counsel of the National Labor Relations Board (NLRB) is seeking a bargaining order remedy in 11 cases involving Overnite where a Teamsters local union lost a representation election. A bargaining order remedy would require Overnite to recognize and bargain with the union as if the union had won instead of lost the election and would be warranted only if the following findings are made: (1) the petitioning Teamsters local had obtained valid authorization cards from a majority of the employees in an appropriate unit; (2) Overnite committed serious unfair labor practices; and (3) those unfair labor practices would preclude the holding of a fair election despite the application of less drastic remedies. In these eleven cases an administrative law judge has ruled that the bargaining order remedy is warranted. Overnite appealed those rulings to the NLRB. The NLRB has upheld the decision of the administrative law judge in four cases, and Overnite has appealed the NLRB's ruling to the United States Court of Appeals for the Fourth Circuit. Overnite's appeal with respect to the remaining seven cases is pending before the NLRB. In a twelfth case, the administrative law judge found that a bargaining order remedy was not warranted. Under NLRB case law, a bargaining order remedy would attach retrospectively to the date when, after a union with a showing of majority support demanded recognition, Overnite embarked on an unlawful course of conduct. In the event of such a retroactive effective bargaining order, Overnite would face back pay liability for losses in employee earnings due to unilateral changes in terms or conditions of employment, such as layoffs, reduced hours of work or less remunerative work assignments. Overnite believes it has substantial defenses in the bargaining order cases and intends to continue to defend them aggressively.

Environmental Matters

The Railroad was named as a defendant in a civil action brought by the California Department of Fish and Game, Office of Spill Prevention and Response on April 10, 1998. The complaint alleged violations of California Fish and Game Code Section 5650, California Business and Professions Code Section 17200, Civil Code Sections 3479 and 3480, and damage to the waters of California for which the Department of Fish and Game allege trusteeship. The complaint resulted from derailments and alleged releases of diesel fuel oil during 1995 in the Feather River Canyon in Butte County, California. The complaint sought penalties, exemplary damages, natural resource damages and unspecified injunctive relief. In 1999, a settlement was reached in this case between the Railroad and the governmental entities in which the Railroad agreed to various measures to assess and mitigate rockslide hazards and to pay stipulated civil penalties for future releases.

  The Railroad was named as a defendant in a criminal misdemeanor action brought by the State of California in the Municipal Court of Placer County, California on February 24, 1998. The complaint alleged a violation of California Fish and Game Code Section 5650 as a result of a diesel fuel spill in Norden, California in February 1997. In addition, the California Department of Fish and Game sought penalties, monitoring costs and natural resource damages under state water statutes, and the EPA sought penalties for violation of the Clean Water Act in connection with the same incident. In 1999, a settlement was reached in this case between the Railroad and the governmental entities in which the Railroad had agreed to remediate the spill and pay total penalties of approximately $305,000.

  The Railroad received approximately 20 Notices of Violation (NOVs) from the South Coast Air Quality Management District (the District) relating to fumes emitted from idling diesel locomotives at Slover siding near the Railroad's yard in West Colton, California. Trains awaiting crews or room to enter the West Colton yard were parked at Slover siding with their engines running for various amounts of time, causing exhaust fumes to enter the backyards and homes of residents living along the siding. The District had cited the Railroad for creating a public nuisance pursuant to the California Health and Safety Code and the District's regulations. Each violation carried a maximum civil penalty of $25,000 per day, which could be increased in some circumstances to $50,000 per day. Although the Railroad modified its operating procedures for trains entering the West Colton yard to reduce the problem, the District entered an order with respect to the situation which the Railroad believed to be an impermissible burden on interstate commerce preempted by applicable federal law. In 1999, the Railroad and the government reached a settlement in this case. Under the terms of the settlement, the Railroad paid a penalty of $500,000 and made certain operating changes.

  The Railroad received notification that the District Attorney for San Bernardino County, California opened an investigation into the Railroad's handling of several hazardous material spills in Barstow and West Colton, California. The incident in Barstow involved a rear-end collision between two trains near Barstow in August 1997 that resulted in a spillage of locomotive diesel fuel and leakage from two tank cars containing toxic chemicals. Three incidents in the West Colton yard in 1998 involved leaking tank cars and spills of diesel fuel from a derailed locomotive. The District Attorney's office was investigating allegations that cleanup procedures were not undertaken promptly and required notices were not given in connection with these incidents. In 1999, the Railroad and the government reached a settlement in this case. Under the terms of the settlement, the Railroad paid a civil penalty of $350,000 and agreed to certain spill handling and reporting requirements.

  In March 1998, the Railroad received notice that the Railroad and Clean Harbors, a waste disposal firm, were the subjects of a criminal investigation by the EPA and the Federal Bureau of Investigation. Tank cars containing hazardous waste billed to Clean Harbors' transload facility in Sterling, Colorado were held in the Railroad's Sterling, Colorado rail yard for periods longer than ten days prior to placement in Clean Harbors' facility, allegedly in violation of hazardous waste regulations. The Railroad is cooperating with the investigation and has responded to grand jury subpoenas. A finding of violation could result in significant criminal or civil penalties.

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

  Information concerning environmental claims and contingencies and estimated attendant remediation costs is set forth in Note 12 to the Consolidated Financial Statements on page 50 of the Annual Report. Such information is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

Not applicable.

                    Executive Officers of the Registrant and
                    ----------------------------------------
                  Principal Executive Officers of Subsidiaries
                  --------------------------------------------

                                                                                                         Business Experience
                                                                                                          During Past Five
          Name                                    Position                                 Age                  Years
          ----                                    --------                                 ---                  -----
Richard K. Davidson        Chairman, President and Chief Executive Officer of UPC          58                   (1)
                           and Chairman and Chief  Executive Officer of the
                           Railroad

James R. Young             Executive Vice President - Finance of UPC and Chief             47                   (2)
                           Financial Officer of the Railroad

L. Merill Bryan, Jr.       Senior Vice President - Information Technologies                56                   (3)

Barbara W. Schaefer        Senior Vice President - Human Resources                         46                   (4)

Robert F. Starzel          Senior Vice President - Corporate Relations                     59                   (5)

Carl W. von Bernuth        Senior Vice President, General Counsel and Corporate            56                   (6)
                           Secretary

Charles R. Eisele          Vice President - Strategic Planning and Administration          50                   (7)

Bernie R. Gutschewski      Vice President - Taxes                                          49                   (8)

Mary E. McAuliffe          Vice President - External Relations                             53            Current Position

Richard J. Putz            Vice President and Controller                                   52                   (9)

Mary S. Jones              Vice President and Treasurer                                    47                  (10)

Gary F. Schuster           Vice President - Corporate Relations                            58            Current Position

James A. Shattuck          Vice Chairman of the Railroad                                   60                  (11)

Ivor J. Evans              President and Chief Operating Officer of the Railroad           57                  (12)

Dennis J. Duffy            Executive Vice President - Operations of the Railroad           49                  (13)

John J. Koraleski          Executive Vice President - Marketing and Sales of the           49                  (14)
                           Railroad

R. Bradley King            Executive Vice President - Network Design and                   52                  (15)
                           Integration of the Railroad

Leo H. Suggs               Chairman and Chief Executive Officer of Overnite                61                  (16)

                    Executive Officers of the Registrant and
                    ----------------------------------------
                  Principal Executive Officers of Subsidiaries
                  --------------------------------------------
                                  (Continued)


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

(2) Mr. Young was elected Executive Vice President-Finance of UPC and Chief Financial Officer of the Railroad effective December 1, 1999. He was elected Controller of UPC and Senior Vice President - Finance of the Railroad effective March 1999 and Senior Vice President - Finance of UPC effective June 1998. He served as Treasurer of the Railroad from June 1998 to March 1999. He was Vice President - Customer Service Planning and Quality of the Railroad from April 1998 to June 1998, Vice President - Quality and Operations Planning from September 1997 to April 1998, Vice President - Finance and Quality from September 1995 to September 1997, and prior thereto he was Vice President - Re-engineering of the Railroad.

(3) Mr. Bryan was elected to his current position effective May 1997. Prior thereto, he was President and Chief Executive Officer of Union Pacific Technologies, Inc., a former subsidiary of UPC.

(4) Ms. Schaefer was elected to her current position effective April 1997. From April 1994 to April 1997 she was Vice President - Human Resources of the Railroad. Prior thereto, she was Director of Compensation and Human Resources Information Services of UPC.

(5) Mr. Starzel was elected to his current position effective April 1998. From September 1996 to April 1998 he was Vice President - Western Region of the Railroad and prior thereto he was Vice Chairman of Southern Pacific Rail Corporation.

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

(8) Mr. Gutschewski was elected Vice President - Taxes effective August 1998. Prior thereto, he was Assistant Vice President - Tax and Financial Management of the Railroad.

(9) Mr. Putz was elected Vice President and Controller of UPC and Chief Accounting Officer of the Railroad effective December 1, 1999. Prior thereto, he was Assistant Vice President and Controller of the Railroad.

(10) Ms. Jones was elected to her current position effective March 1999. She served as Vice President - Investor Relations from June 1998 to March 1999. She was Assistant Vice President - Treasury and Assistant Treasurer of UPC from September 1996 to June 1998 and prior thereto she was Assistant Treasurer of UPC.

(11) Mr. Shattuck was elected to his current position effective March 1999. Prior thereto, he served as Executive Vice President - Marketing and Sales of the Railroad.

(12) Mr. Evans was elected to his current position effective September 1998. Prior thereto, he was Senior Vice President of Emerson Electric Company, a company engaged in the design, manufacture and sale of electrical, electromechanical, and electronic products and systems.

(13) Mr. Duffy was elected to his current position effective September 1998. He was Senior Vice President - Safety Assurance and Compliance Process from October 1997 to September 1998. He was Senior Vice President - Customer Service and Planning of the Railroad from November 1995 to October 1997. From May 1995 to November 1995 he was Vice President - Quality and Network Planning of the Railroad. Prior thereto, he was Vice President - Quality of the Railroad.

(14) Mr. Koraleski was elected to this position effective March 1999. He served as Controller of UPC from August 1998 to March 1999 and as Executive Vice President - Finance of the Railroad from May 1996 to March 1999. Prior to May 1996, he was Executive Vice President - Finance and Information Technologies of the Railroad.

(15) Mr. King was elected to his current position effective September 1998. He was Executive Vice President - Operations from October 1997 to September 1998. He was Vice President - Transportation of the Railroad from November 1995 to October 1997. Prior thereto, he was Vice President - Risk Management of the Railroad.

(16) Mr. Suggs was elected to his current position in April 1996. Prior thereto, he was President and Chief Executive Officer of Preston Trucking Company, Inc., a company engaged in truck transportation.


                                    PART II
                                    -------


Item 5. Market for the Registrant's Common Equity and Related Stockholder
        -----------------------------------------------------------------
        Matters
        -------

Information as to the markets in which UPC's Common Stock is traded, the quarterly high and low prices for such stock, the dividends declared with respect to the Common Stock during the last two years, and the approximate number of stockholders of record at January 31, 2000 is set forth under Selected Quarterly Data and Stockholders and Dividends on page 52 of the Annual Report. Information as to restrictions on the payment of dividends with respect to the Corporation's Common Stock is set forth in Note 7 to the Consolidated Financial Statements on page 45 of the Annual Report. All such information is incorporated herein by reference.

Item 6. Selected Financial Data
        -----------------------

Selected Financial Data for the Corporation for each of the last 10 years is set forth under the Ten-Year Financial Summary on page 54 of the Annual Report. All such information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Information as to UPC's financial condition, changes in financial condition, results of operations, cash flows, liquidity and capital resources, and other matters is set forth in the Financial Review on pages 18 through 32 of the Annual Report. All such information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Information concerning market risk sensitive instruments is set forth under Other Matters on page 30 of the Annual Report and in Note 4 to the Consolidated Financial Statements on pages 42 and 43 of the Annual Report. All such information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

The Corporation's Consolidated Financial Statements, Significant Accounting Policies, Notes to the Financial Statements and Independent Auditors' Report are presented on pages 33 through 51 of the Annual Report. Selected quarterly financial data are set forth under Selected Quarterly Data on page 52 of the Annual Report. All such information is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         (a)  Directors of Registrant.

         Information as to the names, ages, positions and offices with UPC, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of UPC is set forth in the Election of 12 Directors segment of the Proxy Statement and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

Information as to the number of shares of UPC's equity securities beneficially owned as of February 11, 2000 by each of its directors and nominees for director, its five most highly compensated executive officers, its directors and executive officers as a group and certain beneficial owners is set forth in the Election of 12 Directors, Security Ownership of Management, and Security Ownership of Certain Beneficial Owners segments of the Proxy Statement and is incorporated herein by reference.

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

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

         (a)  (1) and (2) Financial Statements and Schedules
              ----------------------------------------------

              The Consolidated Financial Statements, Significant Accounting Policies, Notes to the Financial Statements and Independent Auditors' Report on pages 33 through 51, inclusive, of the Annual Report are incorporated herein by reference.

              No schedules are required to be filed because of the absence of conditions under which they would be required or because the required information is set forth in the consolidated financial statements referred to above.

         (3)  Exhibits
              --------

              Items 10(f) through 10(t) below constitute management contracts and executive compensation arrangements required to be filed as exhibits to this report.

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

              4 Pursuant to various indentures and other agreements, UPC has issued long-term debt. No such agreement has securities or obligations covered thereby which exceed 10% of the Corporation's total consolidated assets. UPC agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

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

              10(g) The Executive Stock Purchase Incentive Plan of UPC is
                    incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

              10(h) Written Description of Premium Exchange Program Pursuant to
                    1993 Stock Option and Retention Stock Plan of UPC is incorporated herein by reference to Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

              10(i) The Supplemental Pension Plan for Officers and Managers of
                    UPC and Affiliates, as amended and restated, is incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

              10(j) Letter Agreement, dated September 8, 1998, between UPC and
                    Mr. Ivor J. Evans, is incorporated herein by reference to
                    Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

              10(k) Letter Agreement, dated November 18, 1999, amending Letter
                    Agreement dated September 8, 1999 between UPC and Mr. Ivor
                    J. Evans.

              10(l) Letter Agreement, dated September 11, 1996, between UPC and
                    Robert Starzel is incorporated herein by reference to
                    Exhibit 10(i) the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

              10(m) Employment Agreement, dated as of October 26, 1994, between
                    SP and SPT, on the one hand, and Robert F. Starzel, on the other hand, is incorporated herein by reference to Exhibit
                    10.10 to SP's Annual Report on Form 10-K for the year ended December 31, 1994.

              10(n) The 1988 Stock Option and Restricted Stock Plan of UPC, as
                    amended as of September 24, 1998, is incorporated herein by reference to Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

              10(o) The 1993 Stock Option and Retention Stock Plan of UPC, as
                    amended May 27, 1999, is incorporated herein by reference to
                    Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

              10(p) The Pension Plan for Non-Employee Directors of UPC, as
                    amended January 25, 1996, is incorporated herein by reference to Exhibit 10(w) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

              10(q) The Executive Life Insurance Plan of UPC, as amended October
                    1997, is incorporated herein by reference to Exhibit 10(t) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

              10(r) The UPC Stock Unit Grant and Deferred Compensation Plan for
                    the Board of Directors, as amended May 27, 1999, is incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

              10(s) Charitable Contribution Plan for Non-Employee Directors of
                    Union Pacific Corporation is incorporated herein by reference to Exhibit 10(z) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

              10(t) Written Description of Other Executive Compensation
                    Arrangements of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(q) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

              12    Ratio of Earnings to Fixed Charges.

              13 Pages 6 through 54, inclusive, of UPC's Annual Report to Shareholders for the year ended December 31, 1999, but excluding photographs set forth on pages 6 through 17, none of which supplements the text and which are not otherwise required to be disclosed in this Annual Report on Form 10-K.

              21 List of the Corporation's significant subsidiaries and their respective states of incorporation.

              23    Independent Auditors' Consent.

              24    Powers of attorney executed by the directors of UPC.

              27    Financial Data Schedule.

              99(a) Financial Statements for the Fiscal Year ended December 31,
                    1999 required by Form 11-K for the UPC Thrift Plan - to be filed by amendment.

              99(b) Financial Statements for the Fiscal Year ended December 31,
                    1999 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

              99(c) Financial Statements for the Fiscal Year ended December 31,
                    1999 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

              99(d) Financial Statements for the Fiscal Year ended December 31,
                    1999 required by Form 11-K for the Chicago and North Western Railway Company Profit Sharing and Retirement Savings Program - to be filed by amendment.

              99(e) Financial Statements for the Fiscal Year ended December 31,
                    1999 required by Form 11-K for the Southern Pacific Rail Corporation Thrift Plan to be filed by amendment.


     (b)  Reports on Form 8-K
          -------------------

          On January 20, 2000, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the fourth quarter of 1999.

          On March 9, 2000, UPC filed a Current Report on Form 8-K filing the Union Pacific Corporation 2000 Directors' Stock Plan, which will be considered for approval at the UPC 2000 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2000.


                                    UNION PACIFIC CORPORATION


                                    By  /s/ Richard K. Davidson
                                       -------------------------------------
                                      Richard K. Davidson, Chairman,
                                      President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 27th day of March, 2000, by the following persons on behalf of the registrant and in the capacities indicated.

      PRINCIPAL EXECUTIVE OFFICER
       AND DIRECTOR:

                                      /s/ Richard K. Davidson
                                      --------------------------------------
                                      Richard K. Davidson, Chairman,
                                      President, Chief Executive
                                      Officer and Director

      PRINCIPAL FINANCIAL OFFICER:

                                      /s/ James R. Young
                                      --------------------------------------
                                      James R. Young,
                                      Executive Vice President - Finance
                                      Chief Financial Officer

      PRINCIPAL ACCOUNTING OFFICER:

                                      /s/ Richard J. Putz
                                      --------------------------------------
                                      Richard J. Putz,
                                      Vice President and Controller

DIRECTORS:
----------

Philip F. Anschutz*                                     Spencer F. Eccles*

Robert P. Bauman*                                       Ivor J. Evans*

Richard B. Cheney*                                      Elbridge T. Gerry, Jr.*

E. Virgil Conway*                                       Judith Richards Hope*

Richard K. Davidson*                                    Richard J. Mahoney*

Thomas J. Donohue*                                      Richard D. Simmons*








* By /s/ Thomas E. Whitaker
     --------------------------------------
     Thomas E. Whitaker, Attorney-in-fact

                           Union Pacific Corporation
                                 Exhibit Index


Exhibit No.     Description
-----------     -----------

Filed with this Statement
-------------------------

10(k) Letter Agreement, dated November 18, 1999, amending Letter Agreement dated September 8, 1999 between UPC and Mr. Ivor J. Evans.

12              Ratio of Earnings to Fixed Charges.

13 Pages 6 through 54, inclusive, of UPC's Annual Report to Shareholders for the year ended December 31, 1999, but excluding photographs set forth on pages 6 through 17, none of which supplements the text and which are not otherwise required to be disclosed in this Annual Report on Form 10-K.

21 List of the Corporation's significant subsidiaries and their respective states of incorporation.

23              Independent Auditors' Consent.

24              Powers of attorney executed by the directors of UPC.

27              Financial Data Schedule.

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

10(g) The Executive Stock Purchase Incentive Plan of UPC is incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(h) Written Description of Premium Exchange Program Pursuant to 1993 Stock Option and Retention Stock Plan of UPC is incorporated herein by reference to Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(i) The Supplemental Pension Plan for Officers and Managers of UPC and Affiliates, as amended and restated, is incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

10(j)           Letter Agreement, dated September 8, 1998, between UPC and Mr.
                Ivor J. Evans, is incorporated herein by reference to Exhibit
                10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10(l) Letter Agreement, dated September 11, 1996, between UPC and Robert Starzel is incorporated herein by reference to Exhibit 10(i) the Corporation's Annual Report or Form 10-K for the year ended December 31, 1998.

10(m) Employment Agreement, dated as of October 26, 1994, between SP and SPT, on the one hand, and Robert F. Starzel, on the other hand, is incorporated herein by reference to Exhibit 10.10 to SP's Annual Report on Form 10-K for the year ended December 31, 1994.

10(n) The 1988 Stock Option and Restricted Stock Plan of UPC, as amended as of September 24, 1998, is incorporated herein by reference to Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10(o) The 1993 Stock Option and Retention Stock Plan of UPC, as amended May 27, 1999, is incorporated herein by reference to
                Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10(p) The Pension Plan for Non-Employee Directors of UPC, as amended January 25, 1996, is incorporated herein by reference to Exhibit 10(w) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10(q) The Executive Life Insurance Plan of UPC, as amended October 1997, is incorporated herein by reference to Exhibit 10(t) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

10(r) The UPC Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, as amended May 27, 1999, is incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10(s) Charitable Contribution Plan for Non-Employee Directors of Union Pacific Corporation is incorporated herein by reference to
                Exhibit 10(z) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10(t) Written Description of Other Executive Compensation Arrangements of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(q) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

99(a) Financial Statements for the Fiscal Year ended December 31, 1999 required by Form 11-K for the UPC Thrift Plan - to be filed by amendment.

99(b) Financial Statements for the Fiscal Year ended December 31, 1999 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

99(c) Financial Statements for the Fiscal Year ended December 31, 1999 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

99(d) Financial Statements for the Fiscal Year ended December 31, 1999 required by Form 11-K for the Chicago and North Western Railway Company Profit Sharing and Retirement Savings Program - to be filed by amendment.

99(e) Financial Statements for the Fiscal Year ended December 31, 1999 required by Form 11-K for the Southern Pacific Rail Corporation Thrift Plan - to be filed by amendment.