Form 10-Q
period 2000-03-31
UNION PACIFIC CORP
filed 2000-05-15
CIK 100885

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

     As of April 28, 2000, there were 247,848,033 shares of the Registrant's Common Stock outstanding.

                           UNION PACIFIC CORPORATION
                                     INDEX


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                   Page Number
                                                                   -----------
Item 1:  Consolidated Financial Statements:

         STATEMENT OF CONSOLIDATED INCOME
         For the Three Months Ended March 31, 2000 and 1999..           1

         STATEMENT OF CONSOLIDATED FINANCIAL POSITION
         At March 31, 2000 and December 31, 1999.............           2

         STATEMENT OF CONSOLIDATED CASH FLOWS
         For the Three Months Ended March 31, 2000 and 1999..           3

         STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
         For the Three Months Ended March 31, 2000...........           4

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........          5-11

Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............         12-18

Item 3:  Quantitative and Qualitative Disclosures About
            Market Risk......................................           18


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1:  Legal Proceedings...................................         18-19

Item 4:  Submission of Matters to a Vote of Security Holders.           19

Item 6:  Exhibits and Reports on Form 8-K....................           19

Signature....................................................           20

                                      (i)

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

--------------------------------------------------
Statement of Consolidated Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Three Months Ended March 31, 2000 and 1999
--------------------------------------------------

--------------------------------------------------------------------------------------------
                        Millions, Except Per Share and Ratios                 2000     1999
--------------------------------------------------------------------------------------------
Operating Revenues      Rail, trucking and other (Note 2)..................  $2,913   $2,740
                        --------------------------------------------------------------------
Operating Expenses      Salaries, wages and employee benefits..............   1,065    1,076
                        Equipment and other rents..........................     327      331
                        Depreciation.......................................     282      270
                        Fuel and utilities  (Note 4).......................     311      189
                        Materials and supplies.............................     156      144
                        Casualty costs.....................................      94      111
                        Other costs........................................     226      257
                        --------------------------------------------------------------------
                        Total..............................................   2,461    2,378
                        --------------------------------------------------------------------
Income                  Operating Income...................................     452      362
                        Other income - net (Note 7)........................      20       25
                        Interest expense (Notes 4 and 5)...................    (182)    (186)
                        --------------------------------------------------------------------
                        Income before Income Taxes.........................     290      201
                        Income taxes.......................................    (105)     (72)
                        --------------------------------------------------------------------
                        Net Income.........................................  $  185   $  129
--------------------------------------------------------------------------------------------
Earnings Per Share      Basic - Net Income.................................  $ 0.75   $ 0.52
(Note 6)                Diluted - Net Income...............................  $ 0.74   $ 0.52
                        --------------------------------------------------------------------
                        Weighted Average Number of Shares (Basic)..........   246.4    246.3
                        Weighted Average Number of Shares (Diluted)........   269.3    247.4
                        --------------------------------------------------------------------
                        Cash Dividends Per Share...........................  $ 0.20   $ 0.20
                        --------------------------------------------------------------------
                        Ratio of Earnings to Fixed Charges (Note 8)........     2.2      1.8
--------------------------------------------------------------------------------------------
The accompanying notes to the financial statements are an integral part of these statements.


Statement of Consolidated Financial Position (Unaudited)
Union Pacific Corporation and Subsidiary Companies


                                                                                   March 31,      Dec. 31,
                         Millions of Dollars                                           2000          1999
------------------------------------------------------------------------------------------------------------
Assets
                         -----------------------------------------------------------------------------------
Current Assets           Cash and temporary investments........................       $    60       $    175
                         Accounts receivable (Note 4)..........................           618            581
                         Inventories...........................................           324            337
                         Current deferred tax asset............................           113            111
                         Other current assets..................................           136            110
                         -----------------------------------------------------------------------------------
                         Total.................................................         1,251          1,314
                         -----------------------------------------------------------------------------------
Investments              Investments in and advances to affiliated companies...           584            657
                         Other investments.....................................            94             96
                         -----------------------------------------------------------------------------------
                         Total.................................................           678            753
                         -----------------------------------------------------------------------------------
Properties               Cost..................................................        34,678         34,370
                         Accumulated depreciation..............................        (7,050)        (6,851)
                         -----------------------------------------------------------------------------------
                         Net...................................................        27,628         27,519
                         -----------------------------------------------------------------------------------
Other                    Other assets..........................................           352            302
                         -----------------------------------------------------------------------------------
                         Total Assets..........................................       $29,909       $ 29,888
------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
                         -----------------------------------------------------------------------------------
Current Liabilities      Accounts payable......................................       $   573       $    598
                         Accrued wages and vacation............................           409            409
                         Accrued casualty costs................................           390            385
                         Income and other taxes................................           242            256
                         Dividends and interest................................           260            290
                         Debt due within one year (Note 5).....................           225            214
                         Other current liabilities (Note 3)....................           696            733
                         -----------------------------------------------------------------------------------
                         Total.................................................         2,795          2,885
                         -----------------------------------------------------------------------------------
Other Liabilities and    Debt due after one year (Note 5)......................         8,352          8,426
Stockholders' Equity     Deferred income taxes.................................         6,809          6,715
                         Accrued casualty costs................................           914            934
                         Retiree benefit obligations...........................           794            791
                         Other long-term liabilities (Notes 3 and 9)...........           606            636
                         Company-obligated Mandatorily Redeemable
                          Convertible Preferred Securities (Note 5).............        1,500          1,500
                         Common stockholders' equity (Page 4)..................         8,139          8,001
                         -----------------------------------------------------------------------------------
                         Total Liabilities and Stockholders' Equity............       $29,909       $ 29,888
------------------------------------------------------------------------------------------------------------
        The accompanying notes to the financial statements are an integral part of these statements.

----------------------------------------------------
Statement of Consolidated Cash Flows (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Three Months Ended March 31, 2000 and 1999
----------------------------------------------------

-------------------------------------------------------------------------------------------
                        Millions of Dollars                                2000      1999
-------------------------------------------------------------------------------------------
Cash Provided by        Net Income......................................   $ 185     $ 129
Operations              Non-cash charges to income:
                             Depreciation...............................     282       270
                             Deferred income taxes......................      91        60
                             Other - net                                     (61)      (50)
                        Changes in current assets and liabilities.......    (142)        4
                        -------------------------------------------------------------------
                        Cash Provided by Operations.....................      355      413
                        -------------------------------------------------------------------
Investing Activities    Capital investments.............................     (360)    (372)
                        Other - net (Note 3)............................        6      (90)
                        -------------------------------------------------------------------
                        Cash Used in Investing Activities...............     (354)    (462)
                        -------------------------------------------------------------------
Equity and Financing    Dividends paid..................................      (52)     (49)
Activities              Debt repaid.....................................     (168)    (369)
                        Net financings..................................      104      398
                        -------------------------------------------------------------------
                        Cash Used in Equity and Financing Activities....     (116)     (20)
                        -------------------------------------------------------------------
                        Net Change in Cash and Temporary Investments....     (115)     (69)
                        Cash at Beginning of Period.....................      175      176
                        -------------------------------------------------------------------
                        Cash at End of Period...........................    $  60    $ 107
-------------------------------------------------------------------------------------------
Changes in Current      Accounts receivable.............................    $ (37)   $  11
Assets and Liabilities  Inventories.....................................       13       (7)
                        Other current assets............................      (28)      (7)
                        Accounts, wages and vacation payable............      (25)      58
                        Debt due within one year........................       11       (1)
                        Other current liabilities.......................      (76)     (50)
                        -------------------------------------------------------------------
                        Total...........................................    $(142)   $   4
-------------------------------------------------------------------------------------------
The accompanying notes to the financial statements are an integral part of these statements.

--------------------------------------------------------------------------------
Statement of Changes in Common Stockholders' Equity (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Three Months Ended March 31, 2000
--------------------------------------------------------------------------------
Millions of Dollars
--------------------------------------------------------------------------------

                                                                                              Accumulated
                                         [a]                                       [b]            Other
                                       Common                      Retained     Treasury      Comprehensive
                                       Shares    Paid-in-Surplus   Earnings       Stock          Income        Total
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999.........      $691        $4,019        $5,053      $(1,756)            $(6)     $8,001
-------------------------------------------------------------------------------------------------------------------------
Net Income...........................                                   185                                      185

Other Comprehensive Income:
 Foreign Currency Translation........                                                                  1           1
                                                                                                          -----------

Comprehensive Income.................                                                                            186
                                                                                                          -----------

Conversions, exercises of stock
 options, forfeitures and other [c]..                                                   1                          1


Dividends declared ($0.20 per share).                                   (49)                                     (49)
-------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000............      $691        $4,019        $5,189      $(1,755)            $(5)     $8,139
-------------------------------------------------------------------------------------------------------------------------

[a] Common stock $2.50 par value; 500,000,000 shares authorized; 276,294,217 shares issued at beginning of period; 276,330,336 shares issued at end of period.
[b]  28,496,574 treasury shares at end of period, at cost.
[c]  36,119 net shares issued.
--------------------------------------------------------------------------------
The accompanying notes to the financial statements are an integral part of these statements.

        UNION PACIFIC CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (Unaudited)

1. Responsibilities for Financial Statements - The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Statement of Consolidated Financial Position at December 31, 1999 is derived from audited financial statements. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Union Pacific Corporation's (the Corporation or UPC) Annual Report to Shareholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000. Certain prior year amounts have been reclassified to conform to the 2000 financial statement presentation.

2. Segmentation - Union Pacific Corporation consists of one reportable segment, rail transportation, and UPC's other product lines (Other Operations). The rail segment includes the operations of the Corporation's wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR's subsidiaries and rail affiliates (the Railroad). Other Operations include the trucking product line (Overnite Transportation Company or Overnite), as well as the "other" product lines that include technology, self-insurance activities, corporate holding company operations, which largely support the Railroad, and all appropriate consolidating entries.

          The following tables detail reportable financial information for UPC's Rail segment and Other Operations for the three months ended March 31, 2000 and 1999, respectively:

March 31, 2000                                                                         Other Operations
                                                                                    -----------------------
Millions of Dollars                                                        Rail      Trucking    Other[a]    Consolidated
--------------------------------------------------------------------------------------------------------------------------
Net sales and revenues from external customers [b]....................     $ 2,637        $269        $  7         $ 2,913
Net income (loss).....................................................         214           2         (31)            185
Assets................................................................      28,914         870         125          29,909
--------------------------------------------------------------------------------------------------------------------------


March 31, 1999                                                                         Other Operations
                                                                                    -----------------------
Millions of Dollars                                                        Rail      Trucking    Other[a]    Consolidated
--------------------------------------------------------------------------------------------------------------------------
Net sales and revenues from external customers [b]....................     $ 2,479        $253        $  8         $ 2,740
Net income (loss).....................................................         149           9         (29)            129
Assets................................................................      28,533         845          77          29,455
--------------------------------------------------------------------------------------------------------------------------

[a] Included in the "Other" product line are the results of the corporate holding company; Union Pacific Technologies, a provider of transportation-related technologies; Wasatch Insurance Limited, a captive insurance company; and all necessary consolidating entries.

[b]  The Corporation does not have significant intercompany sales activities.

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

          To date, UPC has eliminated 3,500 positions and relocated 4,400 employees due to merger implementation activities. UPC recognized a $958 million pre-tax liability as part of the SP purchase price allocation for costs associated with SP's portion of these activities. In addition, the Railroad expects to incur between $20 million and $40 million over the remaining merger implementation period in pre-tax, acquisition-related costs for severing or relocating UPRR employees, disposing of certain UPRR facilities, training and equipment upgrading. Earnings for the three months ended March 31, 2000 and 1999 included $6 million and $9 million after-tax, respectively, for acquisition-related costs for UPRR consolidation activities.

     The components of the merger liability as of March 31, 2000 were as follows:

      -----------------------------------------------------------------------------------------------------
                                                                              Original  Cumulative  Current
      Millions of Dollars                                                     Reserve    Activity   Reserve
      -----------------------------------------------------------------------------------------------------
        Labor protection related to legislated and contractual obligations..      $361      $361       $  -
        Severance costs.....................................................       343       268         75
        Contract cancellation fees and facility and line closure costs......       145       141          4
        Relocation costs....................................................       109        93         16
      -----------------------------------------------------------------------------------------------------
        Total...............................................................      $958      $863       $ 95
      -----------------------------------------------------------------------------------------------------

     Merger Liabilities - Merger liability activity reflected cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. In addition, where merger implementation has varied from the original merger plan, the Corporation has adjusted the merger liability and the fair value allocation of SP's purchase price to fixed assets to eliminate the variance. Where the merger implementation has caused the Corporation to incur more costs than were envisioned in the original merger plan, such costs are charged to expense in the period incurred. The Corporation charged $4 million against the merger liability during the three months ended March 31, 2000. The Corporation expects that the remaining merger payments will be made over the course of the next 21 months as labor negotiations are completed and implemented, and related merger consolidation activities are finalized.

     Mexican Railway Concession - During 1997, the Corporation's rail subsidiary, UPRR, and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The consortium assumed operational control of both lines in 1998. In March 1999, UPRR purchased an additional 13% ownership interest for $87 million from one of its partners. The Railroad now holds a 26% ownership share in the consortium. The investment is accounted for under the equity method. The Corporation's portion of the consortium's assets and liabilities is translated into U.S. dollars using the exchange rate in effect at the balance sheet date. The Corporation's portion of the consortium's net income is translated into U.S. dollars at weighted-average exchange rates prevailing during the year. The resulting translation adjustments are reflected within the stockholders' equity component, accumulated other comprehensive income.

4.   Financial Instruments

     Strategy and Risk - The Corporation and its subsidiaries use derivative financial instruments in limited instances and for other than trading purposes to manage risk related to changes in fuel prices and interest rates. The Corporation uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price and rate movements; however, the use of these instruments also limits future gains from favorable movements. The purpose of these programs is to protect the Corporation's operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations. The Corporation manages its overall exposure to fluctuations in interest rates by adjusting the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. Derivatives are used in limited circumstances as one of the tools to obtain the targeted mix. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of each as debt matures or as incremental borrowings are required. The Corporation also obtains additional flexibility in managing interest costs and the interest rate mix within its debt portfolio by issuing callable fixed-rate debt securities.

     Market and Credit Risk - The Corporation addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. The total credit risk associated with the Corporation's counterparties was $25 million at March 31, 2000. The Corporation has not been required to provide collateral; however, UPC has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

     Determination of Fair Value - The fair market values of the Corporation's derivative financial instrument positions at March 31, 2000 and December 31, 1999, detailed below, were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate and swap spread.

     The following is a summary of the Corporation's derivative financial instruments at March 31, 2000 and December 31, 1999:

---------------------------------------------------------------------------------------------------
Millions                                                               March 31,       December 31,
Except Percentages and Average Commodity Prices                          2000              1999
---------------------------------------------------------------------------------------------------
Interest Rate Hedging:
  Amount of debt hedged...........................................       $   -            $  54
  Percentage of total debt portfolio..............................           -                1%
Rail Fuel Hedging:
  Number of gallons hedged for 2000...............................          95              126
  Percentage of forecasted 2000 fuel consumption hedged...........           9%              10%
  Average price of 2000 hedges outstanding (per gallon) [a].......       $0.40            $0.40
Trucking Fuel Hedging:
  Number of gallons hedged for 2000...............................           4                5
  Percentage of forecasted 2000 fuel consumption hedged...........           9%              10%
  Average price of 2000 hedges outstanding (per gallon) [a].......       $0.39            $0.39
---------------------------------------------------------------------------------------------------

[a]  Excluded taxes, transportation costs and regional pricing spreads.

     The asset and liability positions of the Corporation's outstanding derivative financial instruments at March 31, 2000 and December 31, 1999 were as follows:

---------------------------------------------------------------------------------------------------
                                                                       March 31,       December 31,
Millions of Dollars                                                      2000              1999
---------------------------------------------------------------------------------------------------
Interest Rate Hedging:
  Gross fair market asset position................................       $   -             $ 56
  Gross fair market (liability) position..........................           -               (1)
Rail Fuel Hedging:
  Gross fair market asset position................................          24               22
  Gross fair market (liability) position..........................           -                -
Trucking Fuel Hedging:
  Gross fair market asset position................................           1                1
  Gross fair market (liability) position..........................           -                -
---------------------------------------------------------------------------------------------------
Total net asset position..........................................       $  25             $ 78
---------------------------------------------------------------------------------------------------

     The Corporation's use of derivative financial instruments had the following impact on pre-tax income for the three months ended March 31, 2000 and 1999:

---------------------------------------------------------------------------------------------------
                                                                       Three Months Ended March 31,
                                                                       ----------------------------
Millions of Dollars                                                       2000               1999
---------------------------------------------------------------------------------------------------
Increase (Decrease) in fuel expense from Rail fuel hedging........       $ (10)             $  19
Increase (Decrease) in fuel expense from Trucking fuel hedging....          (1)                 1
---------------------------------------------------------------------------------------------------
Reduction (Increase) in pre-tax income............................       $ (11)             $  20
---------------------------------------------------------------------------------------------------

Sale of Receivables - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary (the Subsidiary). The Subsidiary is collateralized by a $66 million note from UPRR. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At March 31, 2000 and December 31, 1999, accounts receivable are presented net of $576 million receivables sold.

5.   Debt

     Credit Facilities - On March 31, 2000, the Corporation had $2.0 billion in revolving credit facilities, of which $1.0 billion expires in 2001, with the remaining $1.0 billion expiring in 2004. The facilities, which were entered into during March 2000, are designated for general corporate purposes and replaced a $2.8 billion facility due to expire in 2001.

     Convertible Preferred Securities - Union Pacific Capital Trust (the Trust), a statutory business trust sponsored and wholly owned by the Corporation, has issued $1.5 billion aggregate liquidation amount of 6-1/4% Convertible Preferred Securities (the CPS). Each of the CPS has a stated liquidation amount of $50 and is convertible, at the option of the holder, into shares of UPC's common stock, par value $2.50 per share (the Common Stock), at the rate of 0.7257 shares of Common Stock for each of the CPS, equivalent to a conversion price of $68.90 per share of Common Stock, subject to adjustment under certain circumstances. The CPS accrue and pay cash distributions quarterly in arrears at the annual rate of 6-1/4% of the stated liquidation amount. The Corporation owns all of the common securities of the Trust. The proceeds from the sale of the CPS and the common securities of the Trust were invested by the Trust in $1.5 billion aggregate principal amount of the Corporation's 6-1/4% Convertible Junior Subordinated Debentures due 2028, which debentures represent the sole assets of the Trust. For financial reporting purposes, the Corporation has recorded distributions payable on the CPS as an interest charge to earnings in the statement of consolidated income.

     Shelf Registration Statement - Under currently effective shelf registration statements, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, or warrants for debt securities or preferred stock in one or more offerings. At March 31, 2000, the Corporation had $850 million remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities.

6. Earnings Per Share - The following table provides a reconciliation between basic and diluted earnings per share for the three months ended March 31, 2000 and 1999:

     ------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended March 31,
                                                                                    -----------------------------
     Millions, Except Per Share Amounts                                                  2000              1999
     ------------------------------------------------------------------------------------------------------------
     Income Statement Data:
       Net income available to common stockholders - Basic.................            $  185            $  129
       Dilutive effect of interest associated with the CPS [a].............                15                 -
     ------------------------------------------------------------------------------------------------------------
       Net income available to common stockholders - Diluted...............            $  200            $  129
     ------------------------------------------------------------------------------------------------------------
     Weighted-Average Number of Shares Outstanding:
       Basic...............................................................             246.4             246.3
       Dilutive effect of common stock equivalents [b].....................              22.9               1.1
     ------------------------------------------------------------------------------------------------------------
       Diluted.............................................................             269.3             247.4
     ------------------------------------------------------------------------------------------------------------
     Earnings Per Share:
       Basic - net income..................................................            $ 0.75            $ 0.52
       Diluted - net income................................................            $ 0.74            $ 0.52
     ------------------------------------------------------------------------------------------------------------

[a] In 1999, the effect of $15 million of interest associated with the CPS was anti-dilutive (Note 5).

[b] 1999 excluded the effect of anti-dilutive common stock equivalents related to the CPS, which were 21.8 million.

7. Other Income - Other income included the following for the three months ended March 31, 2000 and 1999:

         ----------------------------------------------------------------------
                                                   Three Months Ended March 31,
                                                   ----------------------------
              Millions of Dollars                       2000              1999
         ----------------------------------------------------------------------
         Net gain on asset dispositions.............    $ 10              $ 11
         Rental income..............................      14                12
         Interest income............................       2                 4
         Other - net................................      (6)               (2)
         ----------------------------------------------------------------------
              Total.................................    $ 20              $ 25
         ----------------------------------------------------------------------

8. Ratio of Earnings to Fixed Charges - The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges.

9. Commitments and Contingencies - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. In addition, the Corporation and its subsidiaries also periodically enter into financial and other commitments in connection with their businesses, and have retained certain contingent liabilities upon the disposition of formerly owned operations. It is not possible at this time for the Corporation to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Corporation has recorded a liability. The Corporation does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Certain potentially significant contingencies relating to the Corporation's and its subsidiaries' businesses are detailed below.

    Customer Claims - Some customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems in 1997 and 1998, and certain customers have filed lawsuits seeking relief related to such delays. Some customers also asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Corporation accrued amounts for these claims in 1997 and 1998. No additional amounts were accrued in 1999 or the three months ended March 31, 2000.

    Environmental Issues - For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability.

    Shareholder Lawsuits - UPC and certain of its current and former directors and officers are defendants in two purported class actions, which have been consolidated into one proceeding. The consolidated complaint alleges, among other things, that the Corporation violated the federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following the Corporation's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. Management believes that the plaintiffs' claims are without merit and has been defending them vigorously. The defendants moved to dismiss this action, and the motion was briefed and submitted to the Court for decision in 1998. In February 2000, prior to a ruling on the motion, the parties jointly advised the Court that they were engaged in discussions concerning the possible settlement of the action and asked the Court to defer ruling on the motion to dismiss pending the outcome of these discussions. The Court entered an order dated February 29, 2000 agreeing to such deferral, subject to the motion of either party to reactivate the action and the pending motion to dismiss at any time. Although settlement discussions are proceeding in good faith, there can be no assurance that they will be successful.

      In addition to the class action litigation, a purported derivative action was filed on behalf of the Corporation and the Railroad in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of the Corporation and the Railroad and, as nominal defendants, the Corporation and the Railroad. The derivative action alleges, among other things, that the named directors breached their fiduciary duties to the Corporation and the Railroad by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in place and by causing UPC and the Railroad to make misrepresentations about the Railroad's service problems to the financial markets and regulatory authorities. The Corporation's Board of Directors established a special litigation committee consisting of three independent directors to review the plaintiff's allegations, and determine whether it is in UPC's best interest to pursue them. In February 1999, the committee rendered its report, in which it unanimously concluded that further prosecution of the derivative action on behalf of the Corporation and the Railroad is not in the best interest of either such company. Accordingly, the Corporation and UPRR have filed a motion with the Court to dismiss the derivative action. The plaintiff has not yet responded to this motion. The individual defendants also believe that these claims are without merit and intend to defend them vigorously.

10. Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. Management has determined that FAS 133 will increase the volatility of the Corporation's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Corporation uses for fuel or interest rate hedging purposes will, upon adoption of FAS 133, be recorded in the Corporation's Statement of Financial Position (Note 4). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Corporation's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on UPC's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                             RESULTS OF OPERATIONS

Three Months ended March 31, 2000 Compared to Three Months ended March 31, 1999

Union Pacific Corporation (UPC or the Corporation) consists of one reportable segment, rail transportation, and UPC's other product lines (Other Operations). The rail segment includes the operations of Union Pacific Railroad Company
(UPRR), its subsidiaries and rail affiliates (collectively, the Railroad). Other Operations include the trucking product line (Overnite Transportation Company or Overnite), as well as the "other" product lines that include technology and self-insurance activities, corporate holding company operations, which largely support the Railroad, and all appropriate consolidating entries (see Note 2 to the Consolidated Financial Statements).

CONSOLIDATED

Net Income - The Corporation reported net income of $185 million ($0.75 per basic share and $0.74 per diluted share) in the first quarter of 2000 compared to $129 million ($0.52 per basic and diluted share) in 1999. This increase resulted primarily from revenue growth and productivity gains at the Railroad, partially offset by higher fuel prices.

Operating Revenues - Operating revenues increased $173 million (6%) to $2.9 billion in the first quarter of 2000, reflecting higher volumes in five of the six business groups at the Railroad as well as increased revenue at Overnite.

Operating Expenses - Operating expenses increased $83 million (3%) to $2.5 billion in the first quarter 2000 compared to the first quarter 1999 resulting from higher fuel prices and increased volume at the Railroad. Continued improvement in productivity and service levels partly offset the higher fuel prices and volume increase at the Railroad. Salaries, wages, and employee benefits declined due to improved productivity at the Railroad, partially offset by higher rail volume and inflation. Equipment and other rents expense also decreased as a result of improved rail cycle times, partially offset by higher rail volumes. Depreciation expense increased reflecting 1999 and first quarter 2000 capital spending. Fuel and utilities were higher as significantly higher fuel prices and increased volume costs were slightly offset by favorable fuel hedging (see Note 4 to the Consolidated Financial Statements). The increase in materials and supplies reflects more locomotive overhauls and running repair costs. Casualty costs were down due to lower than expected settlement costs at the Railroad. The decrease in other costs is associated with lower joint facility expenses and productivity gains at the Railroad.

Operating Income - Operating income increased $90 million to $452 million in 2000 as revenue growth and productivity gains at the Railroad more than offset higher fuel and rail volume costs.

Non-Operating Items - Other income decreased $5 million (20%) from 1999 due to lower real estate gains and lower interest income resulting from reduced short-term cash investments. Interest expense declined $4 million due to lower debt levels. Income taxes for 2000 increased $33 million driven by higher income levels partially offset by favorable state incentive tax credits.

RAIL SEGMENT

Net Income - First quarter 2000 net income of $214 million exceeded 1999 by $65 million (44%). Higher commodity and other revenue, combined with productivity gains, offset higher fuel prices and volume-related costs.

Operating Revenues - Rail operating revenues increased $158 million (6%) to a record $2.6 billion on the strength of a 5% commodity revenue gain. Other revenue gains were the result of higher subsidiary revenues and reduced billing claims from customers and other railroads.

     The following tables summarize the year-over-year change in rail commodity revenue, carloads and average revenue per car by commodity type:

----------------------------------------------------------------------------------------------
Commodity Revenue                                                Three Months Ended March 31,
                                                                ------------------------------
In Millions of Dollars                                            2000        1999      Change
----------------------------------------------------------------------------------------------
Agricultural..............................................      $  350      $  347          1 %
Automotive................................................         290         253         15 %
Chemicals.................................................         412         401          3 %
Energy....................................................         529         564         (6)%
Industrial Products.......................................         492         449         10 %
Intermodal................................................         441         388         14 %
----------------------------------------------------------------------------------------------
Total.....................................................      $2,514      $2,402          5 %
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Revenue Carloads                                                 Three Months Ended March 31,
                                                                ------------------------------
In Thousands                                                      2000        1999      Change
----------------------------------------------------------------------------------------------
Agricultural..............................................         221         223         (1)%
Automotive................................................         199         170         17 %
Chemicals.................................................         232         225          3 %
Energy....................................................         480         477          1 %
Industrial Products.......................................         355         327          8 %
Intermodal................................................         687         626         10 %
----------------------------------------------------------------------------------------------
Total                                                            2,174       2,048          6 %
----------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------
                                                                 Three Months Ended March 31,
                                                                ------------------------------
Average Revenue Per Car                                           2000        1999      Change
----------------------------------------------------------------------------------------------
Agricultural..............................................      $1,582      $1,552          2 %
Automotive................................................       1,456       1,491         (2)%
Chemicals.................................................       1,777       1,781           -
Energy....................................................       1,103       1,183         (7)%
Industrial Products.......................................       1,387       1,373          1 %
Intermodal................................................         642         620          4 %
----------------------------------------------------------------------------------------------
Total                                                           $1,156      $1,173         (1)%
----------------------------------------------------------------------------------------------

Agricultural - Revenue increased despite a slight carload decline. Carloads decreased primarily due to reduced demand across most markets - principally wheat and sweeteners. Strong export demand for corn, especially to the Pacific Northwest, partially offset these declines. Average revenue per car was up $30 due primarily to longer hauls.

Automotive - The Railroad recorded its best quarter ever for revenue and carloads. The year-over-year gain resulted from increased share in a market characterized by record vehicle sales. Average revenue per car decreased 2% principally due to greater use of containers, rather than boxcars, to support materials shipments.

Chemicals - Carloads increased due to improved service and increased demand for plastics, liquid and dry chemicals, sulfur, and petroleum gas. The gains were partially offset by a decline in fertilizer moves resulting from depressed demand for U.S. farm commodities and the temporary shutdown of a Canadian potash export facility. Average revenue per car was flat, reflecting lower volumes of high average revenue per car soda ash and low average revenue per car fertilizer.

Energy - The Railroad recorded its best quarter ever for carloads and average trains per day out of the Powder River Basin despite warm winter weather constraining demand. Revenue was down due to lower average revenue per car as a result of contract pricing provisions with a few major customers, which are expected to impact year-over-year commodity revenue comparisons through the third quarter of 2000.

Industrial Products - Revenue increases resulted in the best first quarter ever due to stronger overall demand and improved service. Carloads of steel and ferrous scrap increased as import trade quotas on steel took hold. Increases in lumber, stone, and cement moves resulted from strong construction activity and mild weather.

Intermodal - Revenue increased as a result of increased carloads and higher average revenue per car, a best first quarter ever for revenue and carloads. Carloads improved due to strong growth in imports from Asia and service improvements. Average revenue per car increased as a result of positive mix shifts and demand-driven price increases.

Operating Expenses - Operating expenses were up $57 million (3%), reflecting higher fuel prices and volume costs, partly offset by improved productivity.

Salaries, Wages, and Employee Benefits - Labor costs decreased $21 million (2%) despite a 6% increase in gross ton-miles and a nearly 6% increase in wage and benefit costs. Offsetting these cost increases were merger-related workforce reductions, higher train crew productivity, and lower training expenses.

Equipment and Other Rents - Expenses decreased $10 million (3%), due primarily to improvements in cycle time, lower prices, and increased rent receipts from other railroads. Higher volume costs partially offset the decreases.

Depreciation - Expenses increased $11 million (4%), reflecting the 1999 and first quarter 2000 capital programs. Capital spending totaled $359 million in the first quarter 2000 compared to $363 million in 1999.

Fuel and Utilities - Expenses were up $115 million (65%), driven by higher fuel prices and, to a lesser degree, volume growth. In the first quarter 2000, the Railroad hedged 10% of its fuel consumption at an average of 40 cents per gallon (excluding taxes, transportation charges and regional pricing spreads), lowering fuel costs by $10 million. For the first quarter 1999, fuel consumption was 70% hedged at 41 cents per gallon, which resulted in a $19 million increase in fuel expense. As of March 31, 2000, fuel consumption for the remainder of 2000 is 9% hedged at 40 cents per gallon (see Note 4 to the Consolidated Financial Statements).

Materials and Supplies - Costs increased $11 million (8%), reflecting volume-related increases in locomotive overhauls and running repairs.

Casualty Costs - Costs declined $16 million (16%), primarily due to the effect of lower than expected settlement costs.

Other Costs - Costs decreased $33 million (14%), reflecting cost control initiatives, lower joint facility expenses and productivity gains.

Operating Income - Operating income increased $101 million to $465 million for the first quarter of 2000. The operating ratio in 2000 was 82.4%, 2.9 percentage points better than 1999's 85.3%.

Non-Operating Items - Non-operating income improved $2 million (1%) in 2000 as lower interest expense offset reductions in real estate sales. Income taxes increased $38 million in 2000 reflecting higher income levels partially offset by favorable state tax incentive credits.

OTHER OPERATIONS

Trucking Product Line

Net Income - Net income was $2 million in the first quarter of 2000 compared to $9 million in 1999. Net income, although significantly improved from the fourth quarter 1999, continued to be impacted by expenses resulting from higher fuel prices and the International Brotherhood of Teamsters (Teamsters) job action and related activity.

Operating Revenues - Revenue increased $16 million (6%) to $269 million in the first quarter 2000 despite lower volume. The growth resulted from best-ever service performance levels, yield initiatives, hauling higher-margin traffic, and a fuel surcharge.

Operating Expenses - Operating expenses increased $25 million (10%) to $268 million in the first quarter 2000. Salaries and benefits costs increased $7 million (4%) to $165 million reflecting wage and benefit increases. Fuel and utilities costs increased $7 million (64%) to $18 million due to increased fuel price per gallon and increased volume-related consumption (longer average haul), partially offset by favorable hedge activity. In the first quarter 2000, Overnite was 9% hedged at an average price of 39 cents per gallon (excluding taxes, transportation charges and regional pricing spreads) which decreased fuel costs by $1 million. The first quarter of 1999 fuel consumption was 42% hedged at an average of 45 cents per gallon (excluding taxes, transportation charges and regional pricing spreads), resulting in a $1 million increase in fuel costs. As of March 31, 2000, fuel consumption for the remainder of 2000 is 9% hedged at an average price of 39 cents per gallon (see Note 4 to the Consolidated Financial Statements). Equipment and other rents increased $5 million (28%) over 1999 due to increased purchased transportation costs. Other expenses increased $5 million (15%), primarily due to higher security, legal and travel expenses related to the Teamsters activity.

Operating Income - Trucking operations generated operating income of $1 million in the first quarter 2000, a $9 million reduction from 1999. The operating ratio for trucking operations increased to 99.8% in 2000 from 95.9% in 1999.

Other Product Lines

The other product lines include UP Technologies, self-insurance activities, corporate holding company operations, and all necessary consolidating entries (see Note 2 to the Consolidated Financial Statements). First quarter operating income was down $2 million reflecting a $1 million decrease in UP Technologies external commercial revenue and a slight increase in operating expense.

             CHANGES IN FINANCIAL CONDITION AND OTHER DEVELOPMENTS

Financial Condition

     During the first three months of 2000, cash provided by operations was $355 million, compared to $413 million in 1999. Timing of cash payments, higher working capital and casualty-related payments more than offset the increase in net income.

     Cash used in investing activities was $354 million during the first quarter 2000, compared to $462 million in 1999. While capital spending was slightly lower than first quarter 1999, the change in other investing activities reflects the receipt of a cash dividend from an affiliate, partially offset by acquired equipment awaiting financing. 1999 reflects the purchase of an additional 13% ownership interest in the consortium operating the Pacific-North and Chihuahua Pacific lines in Mexico for $87 million (see Note 3 to the Consolidated Financial Statements).

     Cash used by equity and financing activities was $116 million in the first three months of 2000, compared to $20 million used in 1999. This increase is the result of lower net borrowings ($104 million in 2000 compared to $398 million in 1999) coupled with lower debt repayments ($168 million in 2000 compared to $369 million in 1999).

     Including the Convertible Preferred Stock as an equity instrument, the ratio of debt to total capital employed was 47.1% at March 31, 2000 and 47.6% at December 31, 1999.

Financing Activities

Credit Facilities - As of March 31, 2000, the Corporation had $2 billion in revolving credit facilities, of which $1 billion expires in 2001, with the remaining $1 billion expiring in 2004. The facilities, which were entered into during March 2000, are designated for general corporate purposes and replaced a $2.8 billion facility due to expire in 2001.

Shelf Registration - Under currently effective shelf registration statements, the Corporation may issue, from time to time, up to $850 million in the aggregate of any combination of debt securities, preferred stock or warrants for debt securities or preferred stock in one or more offerings. The Corporation has no immediate plans to issue equity securities.

                                 OTHER MATTERS

Commitments and Contingencies - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. In addition, the Corporation and its subsidiaries are subject to various federal, state and local environmental laws and are currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, guarantees and contingencies is set forth in Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference.

Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. Management has determined that FAS 133 will increase the volatility of the Corporation's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Corporation uses for fuel or interest rate hedging purposes will, upon adoption of FAS 133, be recorded in the Corporation's Statement of Financial Position (Note 4). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Corporation's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on UPC's consolidated financial statements.

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

  Important factors that could cause such differences include, but are not limited to, whether the Corporation and its subsidiaries are fully successful in implementing their financial and operational initiatives; industry competition, conditions, performance and consolidation; legislative and/or regulatory developments, including possible enactment of initiatives to re-regulate the rail business; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions, both within the United States and globally; changes in fuel prices; changes in labor costs; labor stoppages; the impact of latent year 2000 systems problems; and the outcome of claims and litigation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Disclosure concerning market risk-sensitive instruments is set forth in Note 4 to the Consolidated Financial Statements included in Item 1 of Part I of this Report and is incorporated herein by reference.

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

Surface Transportation Board Matters

Western Coal Traffic League v. Union Pacific Railroad Company. In March 1999, the Western Coal Traffic League ("WCTL"), an association of coal receivers, filed a complaint at the Surface Transportation Board ("STB") alleging that the Railroad's 1997 annual report filed with the STB improperly accounted for certain costs associated with the acquisition of SP and the Railroad's service difficulties. Claiming that this resulted in an overstatement of the Railroad's regulatory variable costs, WCTL asked the STB to direct the Railroad to restate certain schedules in the report. The STB dismissed WCTL's complaint on May 12, 2000. The STB found that the Railroad's accounting had conformed to both applicable generally accepted accounting principles and the Uniform System of Accounts that rail carriers are required to follow.

FMC v. Union Pacific Railroad Company. In October 1997, FMC filed a complaint with the STB challenging 16 different tariff rates, claiming the rates exceeded a reasonable maximum. On May 12, 2000, the STB served a decision finding 15 of the rates excessive. For rates applicable to certain movements of sodium compounds, phosphorus and phosphate rock, the STB found there was no effective modal competition and, with one exception, that the rates exceeded the jurisdictional threshold. The jurisdictional threshold is a statutory restriction against the STB prescribing a rate that results in a revenue-to-variable cost percentage that is less than 180%. Applying its stand-alone cost standard, the STB determined the rates were excessive and prescribed rates from the third quarter of 1997 through 2017 that are the higher of the stand-alone cost or the jurisdictional threshold. The STB ordered the Railroad to pay as reparations for past shipments the difference between the prescribed rates and the tariff rates. For the remaining movement of coke, the STB found that truck competition limits the rate UP can charge and dismissed the complaint as to that rate.

The decision will not have a significant impact on the Railroad's current earnings because the Railroad had accrued for potential reparations. The impact on future revenue is uncertain, as most of the traffic at issue in the decision is now moving under contracts and traffic moving under contract is not affected by the decision. The Railroad is continuing to analyze the decision, including whether to appeal.

Environmental Matters

The U.S. Environmental Protection Agency (EPA) has brought a civil action against certain subsidiaries of Southern Pacific, which have been merged into the Railroad, in the U.S. District Court for the District of

Colorado alleging violation of the Clean Water Act and the Oil Pollution Act. The complaint identified seven incidents involving the alleged release of hazardous substances into the waters of the United States and sought civil penalties of $25,000 per day and unspecified injunctive relief to prevent future violations. Six of the seven incidents are related to derailments dating back to 1992. Six of the incidents involve alleged releases from ruptured locomotive fuel tanks, and one incident in 1996 involves an alleged release of sulfuric acid near the Tennessee Pass.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of shareholders of the Corporation was held on April 21, 2000.

     (b) At the Annual Meeting, the Corporation's shareholders voted for the election of Philip F. Anschutz (216,770,381 shares in favor; 2,999,132 shares withheld), Robert P. Bauman (217,129,498 shares in favor; 2,640,015 shares withheld), Richard B. Cheney (217,151,527 shares in favor; 2,617,986 shares withheld), E. Virgil Conway (216,773,304 shares in favor; 2,996,209 shares withheld), Richard K. Davidson (216,686,365 shares in favor; 3,083,148 shares withheld), Thomas J. Donohue (217,217,793 shares in favor; 2,551,720 shares withheld), Spencer F. Eccles (217,176,325 shares in favor; 2,593,188 shares withheld), Ivor
         J. Evans (217,112,747 shares in favor; 2,656,766 shares withheld), Elbridge T. Gerry, Jr. (217,233,596 shares in favor; 2,535,917 shares withheld), Judith Richards Hope (214,901,957 shares in favor; 4,867,556 shares withheld), Richard J. Mahoney (217,183,064 shares in favor; 2,586,449 shares withheld), and Richard D. Simmons (217,136,818 shares in favor; 2,632,695 shares withheld), as directors of the Corporation. In addition, the Corporation's shareholders voted to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Corporation (218,002,517 shares in favor; 572,899 shares against; 1,194,040 shares withheld) and voted to approve the Union Pacific Corporation 2000 Directors' Stock Plan (205,239,797 shares in favor; 10,614,876 shares against; 3,914,831 shares withheld).

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             --------

             12 - Computation of ratio of earnings to fixed charges. 27 - Financial data schedule.

        (b)  Reports on Form 8-K
             -------------------

             On January 20, 2000, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the fourth quarter of 1999.

             On March 9, 2000, UPC filed a Current Report on Form 8-K filing the Union Pacific Corporation 2000 Directors' Stock Plan considered for approval at the UPC 2000 Annual Meeting of Stockholders.

             On April 20, 2000, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the first quarter of 2000.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 15, 2000



                      UNION PACIFIC CORPORATION
                      (Registrant)

                      By /s/ Richard J. Putz
                         ------------------------------------------------------
                         Richard J. Putz
                          Vice President and Controller
                          (Chief Accounting Officer and Duly Authorized Officer)

                           UNION PACIFIC CORPORATION
                                 EXHIBIT INDEX

Exhibit No.  Description of Exhibits Filed with this Statement
-----------  -------------------------------------------------

    12       Computation of ratio of earnings to fixed charges.

    27       Financial data schedule.