Form 10-Q
period 2000-09-30
UNION PACIFIC CORP
filed 2000-11-14
CIK 100885

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

YES [X]  NO [ ]

        As of October 31, 2000, there were 247,832,401 shares of the Registrant's Common Stock outstanding.

                            UNION PACIFIC CORPORATION

                            AND SUBSIDIARY COMPANIES

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                Page Number
                                                                                                -----------
Item 1:  Consolidated Financial Statements:

      STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
         For the Three Months Ended September 30, 2000 and 1999................................      1

      STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
         For the Nine Months Ended September 30, 2000 and 1999.................................      2

      STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
         At September 30, 2000 (Unaudited) and December 31, 1999...............................      3

      STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
         For the Nine Months Ended September 30, 2000 and 1999.................................      4

      STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (Unaudited)
         For the Nine Months Ended September 30, 2000..........................................      5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)...................................    6-15


Item 2:  Management's Discussion and Analysis of Financial Condition and Results of
           Operations..........................................................................    16-23

Item 3:  Quantitative and Qualitative Disclosures about Market Risk............................     24



                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings.......................................................................  24-26

Item 6:  Exhibits and Reports on Form 8-K........................................................   27

Signature........................................................................................   28


                                       (i)

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

--------------------------------------------------------------------------------
STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Three Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


                             Millions, Except Per Share and Ratios                         2000        1999
                             -------------------------------------                        ------      ------
OPERATING REVENUES           Rail, trucking and other (Note 2)....................        $3,070      $2,893
                                                                                          ------      ------
OPERATING EXPENSES           Salaries, wages and employee benefits................         1,058       1,099
                             Equipment and other rents............................           352         341
                             Depreciation ........................................           285         271
                             Fuel and utilities  (Note 5) ........................           344         212
                             Materials and supplies...............................           148         149
                             Casualty costs.......................................            92          82
                             Other costs..........................................           221         224
                                                                                          ------      ------
                             Total................................................         2,500       2,378
                                                                                          ------      ------
INCOME                       Operating Income.....................................           570         515
                             Other income (Note 8)................................            17          24
                             Interest expense.....................................          (181)       (184)
                                                                                          ------      ------
                             Income before Income Taxes...........................           406         355
                             Income taxes.........................................          (150)       (137)
                                                                                          ------      ------
                             Income from Continuing Operations....................           256         218
                             Gain on Disposal of Discontinued Operations,
                                 Net of Income Taxes (Note 4).....................            --          27
                                                                                          ------      ------
                             Net Income...........................................        $  256      $  245
                                                                                          ======      ======
EARNINGS PER SHARE           Basic:
(NOTE 7)                         Income from Continuing Operations................        $ 1.04      $ 0.88
                                 Gain on Disposal of Discontinued Operations......            --        0.11
                                 Net Income.......................................        $ 1.04      $ 0.99
                             Diluted:
                                 Income from Continuing Operations................        $ 1.00      $ 0.86
                                 Gain on Disposal of Discontinued Operations......            --        0.10
                                 Net Income.......................................        $ 1.00      $ 0.96
                                                                                          ------      ------
                             Weighted Average Number of Shares (Basic)............         246.5       246.6
                             Weighted Average Number of Shares (Diluted)..........         269.4       270.1
                                                                                          ------      ------
                             Cash Dividends Per Share.............................        $ 0.20      $ 0.20
                                                                                          ------      ------
                             Ratio of Earnings to Fixed Charges (Note 9)..........           2.7         2.5
                                                                                          ------      ------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Nine Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


                             Millions, Except Per Share and Ratios                          2000       1999
                             -------------------------------------                         ------     ------
OPERATING REVENUES           Rail, trucking and other (Note 2)                             $8,962     $8,406
                                                                                           ------     ------

OPERATING EXPENSES           Salaries, wages and employee benefits....................      3,163      3,232
                             Equipment and other rents................................      1,000        997
                             Depreciation ............................................        850        809
                             Fuel and utilities  (Note 5) ............................        966        603
                             Materials and supplies...................................        459        439
                             Casualty costs...........................................        270        288
                             Other costs..............................................        690        720
                                                                                           ------     ------
                             Total....................................................      7,398      7,088
                                                                                           ------     ------
INCOME                       Operating Income.........................................      1,564      1,318
                             Other income (Note 8)....................................         61         73
                             Interest expense.........................................       (543)      (554)
                                                                                           ------     ------
                             Income before Income Taxes...............................      1,082        837
                             Income taxes.............................................       (397)      (296)
                                                                                           ------     ------
                             Income from Continuing Operations........................        685        541
                             Gain on Disposal of Discontinued Operations,
                                 Net of Income Taxes (Note 4)........................          --         27
                                                                                           ------     ------
                             Net Income...............................................     $  685     $  568
                                                                                           ======     ======
EARNINGS PER SHARE           Basic:
(NOTE 7)                         Income from Continuing Operations....................     $ 2.78     $ 2.19
                                 Gain on Disposal of Discontinued Operations..........         --       0.11
                                 Net Income...........................................     $ 2.78     $ 2.30
                             Diluted:
                                 Income from Continuing Operations....................     $ 2.71     $ 2.17
                                 Gain on Disposal of Discontinued Operations..........         --       0.10
                                 Net Income...........................................     $ 2.71     $ 2.27
                                                                                           ------     ------
                             Weighted Average Number of Shares (Basic)................      246.4      246.5
                             Weighted Average Number of Shares (Diluted)..............      269.4      269.6
                                                                                           ------     ------
                             Cash Dividends Per Share.................................     $ 0.60     $ 0.60
                                                                                           ======     ======
                             Ratio of Earnings to Fixed Charges (Note 9)..............        2.7        2.2
                                                                                           ======     ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
Union Pacific Corporation and Subsidiary Companies
--------------------------------------------------------------------------------

                                                                                    (Unaudited)
                           Millions of Dollars                                        Sept.30,   Dec. 31,
                                                                                        2000       1999
                                                                                     ---------   ---------
ASSETS

Current Assets             Cash and temporary investments.......................      $     55   $     175
                           Accounts receivable (Note 5).........................           645         581
                           Inventories..........................................           333         337
                           Current deferred tax asset...........................           114         111
                           Other current assets.................................            93         110
                                                                                      --------   ---------
                           Total................................................         1,240       1,314
                                                                                      --------   ---------
Investments                Investments in and advances to affiliated companies..           625         657
                           Other investments....................................            97          96
                                                                                      --------   ---------
                           Total................................................           722         753
                                                                                      --------   ---------
Properties                 Cost.................................................        35,319      34,370
                           Accumulated depreciation.............................        (7,174)     (6,851)
                                                                                      --------   ---------
                           Net..................................................        28,145      27,519
                                                                                      --------   ---------
Other                      Other assets.........................................           284         302
                                                                                      --------   ---------
                           Total Assets.........................................      $ 30,391   $  29,888
                                                                                      ========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities        Accounts payable.....................................      $    585   $     598
                           Accrued wages and vacation...........................           436         409
                           Accrued casualty costs...............................           391         385
                           Income and other taxes...............................           264         256
                           Dividends and interest...............................           251         290
                           Debt due within one year.............................           210         214
                           Other current liabilities............................           612         733
                                                                                      --------   ---------
                           Total................................................         2,749       2,885
                                                                                      --------   ---------
Other Liabilities and      Debt due after one year (Note 6).....................         8,314       8,426
Stockholders' Equity       Deferred income taxes................................         7,082       6,715
                           Accrued casualty costs...............................           846         934
                           Retiree benefit obligations..........................           796         791
                           Other long-term liabilities..........................           552         636
                           Company-obligated Mandatorily Redeemable
                                Convertible Preferred Securities (Note 6).......         1,500       1,500
                           Common stockholders' equity (Page 5).................         8,552       8,001
                                                                                      --------   ---------
                           Total Liabilities and Stockholders' Equity...........      $ 30,391     $29,888
                                                                                      ========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Nine Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

                            Millions of Dollars                                           2000        1999
                            -------------------                                          -------     -------
OPERATING ACTIVITIES        Net Income..............................................     $   685     $   568
                            Less Income from Discontinued Operations................          --          27
                                                                                         -------     -------
                            Income from Continuing Operations.......................         685         541
                            Non-cash charges to income:
                                Depreciation........................................         850         809
                                Deferred income taxes ..............................         359         399
                                Other - net.........................................        (279)       (383)
                            Changes in current assets and  liabilities..............        (182)        101
                                                                                         -------     -------
                            Cash Provided by Operations.............................       1,433       1,467
                                                                                         -------     -------
INVESTING ACTIVITIES        Capital investments.....................................      (1,403)     (1,350)
                            Other - net.............................................         113          43
                                                                                         -------     -------
                            Cash Used in Investing Activities.......................      (1,290)     (1,307)
                                                                                         -------     -------
EQUITY AND FINANCING        Dividends paid..........................................        (150)       (148)
ACTIVITIES                  Debt repaid.............................................        (651)       (591)
                            Net financings..........................................         370         600
                            Other - net.............................................         168           1
                                                                                         -------     -------
                            Cash Used in Equity and Financing Activities............       (263)       (138)
                                                                                         -------     -------
                            Net Change in Cash and Temporary Investments............       (120)          22
                            Cash and Temporary Investments at Beginning
                                of Period...........................................         175         176
                                                                                         -------     -------
                            Cash and Temporary Investments at End of Period.........     $    55     $   198
                                                                                         -------     -------
CHANGES IN CURRENT          Accounts receivable.....................................     $   (64)    $    17
ASSETS AND LIABILITIES      Inventories.............................................           4           8
                            Other current assets....................................          14         119
                            Accounts payable, accrued wages and vacation............          14          66
                            Debt due within one year................................          (4)         25
                            Other current liabilities...............................        (146)       (134)
                                                                                         -------     -------
                            Total                                                        $  (182)    $   101
                                                                                         -------     -------
                            Supplemental cash flow information Cash paid
                                (received) during the year for:

                                  Interest..........................................     $   588     $   577
                                  Income taxes, net.................................          10        (119)
                                                                                         -------     -------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

--------------------------------------------------------------------------------
STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------

                                                                                              Accumulated
                                                [a]                                  [b]        Other
                                              Common      Paid-in-   Retained     Treasury   Comprehensive
Millions of Dollars                           Shares      Surplus    Earnings       Stock       Income        Total
-------------------                           -------     --------   --------     --------   -------------   -------
Balance at December 31, 1999 ............     $   691     $ 4,019     $ 5,053      $(1,756)     $    (6)     $ 8,001
                                              -------     -------     -------      -------      -------      -------
Net Income ..............................          --          --         685           --           --          685
Other Comprehensive Income:
   Foreign Currency Translation .........          --          --          --           --            8            8
                                                                                                             -------
Comprehensive Income ....................          --          --          --           --           --          693
                                                                                                             -------
Conversions, exercises of stock
   options, forfeitures and other .......          --           1          --            5           --            6
Dividends declared ($0.60 per share)  ...          --          --        (148)          --           --         (148)
                                              -------     -------     -------      -------      -------      -------
Balance at September 30, 2000 ...........     $   691     $ 4,020     $ 5,590      $(1,751)     $     2      $ 8,552
                                              =======     =======     =======      =======      =======      =======

[a] Common stock $2.50 par value; 500,000,000 shares authorized; 276,294,217 shares issued at beginning of period; 276,321,206 shares issued at end of period.

[b]  28,443,521 treasury shares at end of period, at cost.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

         UNION PACIFIC CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Statement of Consolidated Financial Position at December 31, 1999 is derived from audited financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation's (the Corporation or UPC) Annual Report to Shareholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

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

           The following table details reportable financial information for UPC's rail transportation segment and Other Operations for the three and nine months ended September 30, 2000 and 1999:


                                                            Three Months Ended          Nine Months Ended
                                                           ----------------------     ---------------------
                                                           Sept. 30,    Sept. 30,     Sept. 30,   Sept. 30,
                                                             2000          1999          2000        1999
                                                           ---------    ---------     ---------   ---------
      Net sales and revenues from external customers[a]:

           Rail..................................          $ 2,773       $ 2,606       $ 8,097     $ 7,576
           Trucking..............................              287           277           839         803
           Other[b]..............................               10            10            26          27
                                                           -------       -------       -------     -------
           Consolidated..........................          $ 3,070       $ 2,893       $ 8,962     $ 8,406
                                                           -------       -------       -------     -------
      Net income (loss):
           Rail..................................          $   274       $   234       $   752     $   589
           Trucking..............................               15             8            30          28
           Other[b]..............................              (33)            3           (97)        (49)
                                                           -------       -------       -------     -------
           Consolidated..........................          $   256       $   245       $   685     $   568
                                                           -------       -------       -------     -------
      Assets:
           Rail..................................          $29,488       $28,864       $29,488     $28,864
           Trucking..............................              911           883           911         883
           Other[b]..............................               (8)          106            (8)        106
                                                           -------       -------       -------     -------
           Consolidated..........................          $30,391       $29,853       $30,391     $29,853
                                                           -------       -------       -------     -------

      [a] The Corporation does not have significant intercompany sales activities.

       [b] Included in the "Other" product line are the results of the corporate holding company; Fenix LLC and associated technology companies; Wasatch Insurance Limited, a captive insurance company; and all necessary consolidating entries. "Other" assets include intercompany liabilities related to trucking.

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

         To date, UPC has eliminated approximately 3,620 positions and relocated approximately 4,510 employees due to merger consolidation activities. UPC recognized a $958 million pre-tax liability as part of the SP purchase price allocation for costs associated with SP's portion of these activities. In addition, the Railroad expects to incur between $10 million and $30 million over the remaining merger implementation period in pre-tax, acquisition-related costs for severing or relocating UPRR employees, disposing of certain UPRR facilities, training and equipment upgrading. Earnings for the three months ended September 30, 2000 and 1999 included $4 million and $13 million after-tax, respectively, and for the nine months ended September 30, 2000 and 1999, included $15 million and $30 million, after-tax, respectively, for acquisition-related costs for UPRR consolidation activities.

         The components of the merger liability as of September 30, 2000 were as follows:

                                                                            Original   Cumulative    Current
     Millions of Dollars                                                     Reserve    Activity     Reserve
     -------------------                                                    --------   ----------    -------
     Labor protection related to legislated and contractual obligations...    $361         $361         $--
     Severance costs......................................................     343          271          72
     Contract cancellation fees and facility and line closure costs.......     145          141           4
     Relocation costs.....................................................     109           95          14
                                                                              ----         ----         ---
     Total................................................................    $958         $868         $90
                                                                              ----         ----         ---

         Merger liability activity reflects cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. In addition, where merger implementation has varied from the original merger plan, the Corporation has adjusted the merger liability and the fair value allocation of SP's purchase price to fixed assets to eliminate the variance. Where the merger implementation has caused the Corporation to incur more costs than were envisioned in the original merger plan, such costs are charged to expense in the period incurred. For the three and nine months ended September 30, 2000, the Corporation charged $3 million and $9 million, respectively, against the merger liability. The Corporation expects that the remaining merger payments will be made over the course of the next 15 months as labor negotiations are completed and implemented, and related merger consolidation activities are finalized.

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

5.   FINANCIAL INSTRUMENTS

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

     MARKET AND CREDIT RISK - The Corporation addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. The total credit risk associated with the Corporation's counterparties was $16 million at September 30, 2000. The Corporation has not been required to provide collateral; however, UPC has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

     DETERMINATION OF FAIR VALUE - The fair market values of the Corporation's derivative financial instrument positions at September 30, 2000 and December 31, 1999, detailed below, were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate and swap spread.

         The following is a summary of the Corporation's derivative financial instruments at September 30, 2000 and December 31, 1999:

     Millions                                                                September 30,     December 31,
     Except Percentages and Average Commodity Prices                             2000             1999
     -----------------------------------------------                         -------------     ------------
     Interest Rate Hedging:
          Amount of debt hedged........................................      $          --     $         54
          Percentage of total debt portfolio...........................                 --                1%
     Rail Fuel Hedging:
          Number of gallons hedged for the remainder of 2000...........                 32              126
          Percentage of forecasted 2000 fuel consumption hedged........                  9%              10%
          Average price of 2000 hedges outstanding (per gallon)[a].....      $        0.40     $       0.40
     Trucking Fuel Hedging:
          Number of gallons hedged for the remainder of 2000...........                  1                5
          Percentage of forecasted 2000 fuel consumption hedged........                  9%              10%
          Average price of 2000 hedges outstanding (per gallon)[a].....      $        0.39     $       0.39
                                                                             -------------     ------------

     [a]Excluding taxes, transportation costs and regional pricing spreads.

         The asset and liability positions of the Corporation's outstanding derivative financial instruments at September 30, 2000 and December 31, 1999 were as follows:

                                                                             September 30,     December 31,
     Millions of Dollars                                                          2000             1999
     -------------------                                                     -------------     -------------
     Interest Rate Hedging:
          Gross fair market asset position...............................    $          --     $          56
          Gross fair market (liability) position.........................               --                (1)
     Rail Fuel Hedging:
          Gross fair market asset position...............................               16                22
          Gross fair market (liability) position.........................               --                --
     Trucking Fuel Hedging:
          Gross fair market asset position...............................               --                 1
          Gross fair market (liability) position.........................               --                --
                                                                             -------------     -------------
     Total net asset position............................................    $          16     $          78
                                                                             -------------     -------------

         The Corporation's use of derivative financial instruments had the following impact on pre-tax income for the three and nine months ended September 30, 2000 and 1999:

                                                                           Three Months      Nine Months
                                                                          Ended Sept. 30    Ended Sept.30,
                                                                         ----------------   --------------
     Millions of Dollars                                                 2000       1999     2000     1999
     -------------------                                                 -----      -----   -----     ----
     Increase in interest expense from interest rate hedging.........    $  --      $  --   $  --     $  1
     Decrease in fuel expense from Rail fuel hedging.................      (15)       (26)    (35)      (7)
     Decrease in fuel expense from Trucking fuel hedging.............       (1)        (1)     (2)      --
                                                                         -----      -----   -----     ----
     (Increase) in pre-tax income....................................    $ (16)     $ (27)  $ (37)    $ (6)
                                                                         -----      -----   -----     ----

     SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary

     (the Subsidiary). The Subsidiary is collateralized by a $66 million note from UPRR. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At September 30, 2000 and December 31, 1999, accounts receivable are presented net of $603 million and $576 million, respectively, of receivables sold.

6.   DEBT

     CREDIT FACILITIES - On September 30, 2000, the Corporation had $2.0 billion in revolving credit facilities of which $1.0 billion expires in 2001, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2000, are designated for general corporate purposes and replaced a $2.8 billion facility due to expire in 2001.

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

     SHELF REGISTRATION STATEMENT - Under currently effective shelf registration statements, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, or warrants for debt securities or preferred stock in one or more offerings. At September 30, 2000, the Corporation had $600 million remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities.

     SIGNIFICANT NEW BORROWINGS - During June 2000, the Corporation issued $250 million of floating rate debt under its shelf registration statement with a maturity date of July 1, 2002. The proceeds from the issuance of this debt were used for repayment of debt and other general corporate purposes. During September 2000, UPRR entered into capital leases covering new locomotives. The related capital lease obligations totaled approximately $170 million and are included in the Statements of Consolidated Financial Position as debt.

7. EARNINGS PER SHARE - The following table provides a reconciliation between basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999:

                                                                      Three Months Ended Sept. 30,
                                                                      ----------------------------
Millions, Except Per Share Amounts                                      2000               1999
----------------------------------                                    ---------          ---------
Income Statement Data:
     Income from continuing operations .......................          $   256          $   218
Income available to common stockholders from continuing
       operations ............................................              256              218
     Gain on disposal of discontinued operations .............               --               27
                                                                        -------          -------
     Net income available to common stockholders - Basic .....              256              245
     Dilutive effect of interest associated with the CPS .....               14               14
                                                                        -------          -------
     Net income available to common stockholders - Diluted ...          $   270          $   259
                                                                        -------          -------
Weighted-Average Number of Shares Outstanding:
     Basic ...................................................            246.5            246.6
     Dilutive effect of common stock equivalents .............             22.9             23.5
                                                                        -------          -------
     Diluted .................................................            269.4            270.1
                                                                        -------          -------
Earnings Per Share:
     Basic:
       Income from continuing operations .....................          $  1.04          $  0.88
       Gain on disposal of discontinued operations ...........               --             0.11
                                                                        -------          -------
     Net income ..............................................          $  1.04          $  0.99
                                                                        -------          -------
     Diluted:
       Income from continuing operations .....................          $  1.00          $  0.86
       Gain on disposal of discontinued operations ...........               --             0.10
                                                                        -------          -------
     Net income ..............................................          $  1.00          $  0.96


                                                                        Nine Months Ended Sept. 30,
                                                                        ---------------------------
Millions, Except Per Share Amounts                                        2000              1999
----------------------------------                                      --------          ---------
Income Statement Data:
     Income from continuing operations .......................          $    685          $    541
Income available to common stockholders from
       continuing operations .................................               685               541
     Gain on disposal of discontinued operations .............                --                27
                                                                        --------          --------
     Net income  available to common stockholders - Basic ....               685               568
     Dilutive effect of interest associated with the CPS .....                44                44
                                                                        --------          --------
     Net income available to common stockholders - Diluted ...          $    729          $    612
                                                                        --------          --------
Weighted-Average Number of Shares Outstanding:
     Basic ...................................................             246.4             246.5
     Dilutive effect of common stock equivalents .............              23.0              23.1
                                                                        --------          --------
     Diluted .................................................             269.4             269.6
                                                                        --------          --------
Earnings Per Share:
     Basic:
       Income from continuing operations .....................          $   2.78          $   2.19
       Gain on disposal of discontinued operations ...........                --              0.11
                                                                        --------          --------
     Net income ..............................................          $   2.78          $   2.30
                                                                        --------          --------
     Diluted:
       Income from continuing operations .....................          $   2.71          $   2.17
       Gain on disposal of discontinued operations ...........                --              0.10
                                                                        --------          --------
     Net income ..............................................          $   2.71          $   2.27
                                                                        --------          --------

8. OTHER INCOME - Other income included the following for the three and nine months ended September 30, 2000 and 1999:

                                                Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                ----------------------------     ----------------------------
     Millions of Dollars                          2000                 1999       2000                  1999
     -------------------                        -------              -------     ------                ------
     Net gain on asset dispositions...          $    15              $   18      $   37                $   36
     Rental income....................               14                  16          43                    41
     Interest income..................                2                   2           7                    10
     Other - net......................              (14)                (12)        (26)                  (14)
                                                -------              -------     ------                ------
     Total............................          $    17              $   24      $   61                $   73
                                                -------              -------     ------                ------

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

     Customer Claims - Some customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems in 1997 and 1998, and certain customers have filed lawsuits seeking relief related to such delays. Some customers also asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Corporation accrued amounts for these claims in 1997 and 1998. No additional amounts were accrued in 1999 or the nine months ended September 30, 2000.

     Environmental Issues - For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability.

     Shareholder Lawsuits - UPC and certain of its directors and officers (who are also directors of the Railroad) are defendants in two purported class actions that have been consolidated into one proceeding (the Class Action). The consolidated complaint alleges, among other things, that UPC violated the federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following UPC's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. Management believes that the plaintiffs' claims are without merit and has been defending them vigorously. The defendants moved to dismiss this action, and the motion was briefed and submitted to the Court for decision in 1998. In February 2000, prior to a ruling on the motion, the parties jointly advised the Court that they were engaged in discussions concerning the possible settlement of the action and asked the Court to defer ruling on the motion to dismiss pending the outcome of these discussions. The Court entered an order dated February 29, 2000 agreeing to such deferral, subject to the motion of either party to reactivate the action and the pending motion to dismiss at any time.

         In addition to the Class Action, a purported derivative action was filed on behalf of UPC and the Railroad in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of UPC and the Railroad and, as nominal defendants, UPC and the Railroad (the Derivative Action and together with the Class Action, the Actions). The Derivative Action alleges, among other things, that the named directors breached their fiduciary duties to UPC and the Railroad by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in place and by causing UPC and the Railroad to make misrepresentations about the Railroad's service problems to the financial markets and regulatory authorities. The individual defendants also believe that these claims are without merit and have defended them vigorously.

         In December 1998, UPC's Board of Directors established a special litigation committee consisting of three independent directors to review the plaintiff's allegations under the Derivative Action to determine whether it was in UPC's best interest to pursue them. In February 1999, the committee rendered its report, in which it unanimously concluded that further prosecution of the Derivative Action on behalf of UPC and the Railroad was not in the best interest of either such company. Accordingly, UPC and the Railroad filed a motion with the Court to dismiss the Derivative Action.

         Prior to any ruling on the motions to dismiss the Class Action and the Derivative Action, counsel for UPC, the Railroad and certain officers and directors of UPC and the Railroad entered into a Memorandum of Understanding (the MOU), dated June 28, 2000, with counsel for the plaintiffs in the Class Action and Derivative Action, providing for the settlement of the Actions. The MOU provides, among other things, that the Class Action will be settled for $34,025,000 in cash (the Settlement Payment), the full amount of which will be covered by UPC's insurance carriers. Counsel for the plaintiffs in the Class Action will apply to the court for any award of their fees and expenses, to be paid out of the Settlement Payment. The MOU also provides that, in settlement of the Derivative Action, UPC will adopt certain additional procedures which will reinforce its continuing effort to ensure both the effective implementation of its merger with Southern Pacific and its ongoing commitment to rail safety. In addition, in the event of any proposed merger or other transaction involving consolidation of UPC and a rail system of greater than 1,000 miles in length of road, UPC will commission a study, to be completed in advance of any formal application to a U.S., Canadian or Mexican federal regulatory board, to analyze prospective safety and congestion-related issues. As part of the terms of the Derivative Action settlement, counsel for the plaintiffs will receive such fees and expenses as may be awarded by the Court, up to an aggregate amount of $975,000. Such amount will also be fully covered by UPC's insurance carriers.

         On October 12, 2000, counsel for the respective parties in the Class Action and the Derivative Action entered into definitive Stipulations of Compromise and Settlement (the Stipulations), providing for the settlement of the Actions on the terms described above, subject to court approval. By order dated October 17, 2000, the court in which the Class Action is pending preliminarily approved the settlement of that Action and scheduled a hearing for December 13, 2000, on the question of whether the proposed settlement should be approved as fair, reasonable and adequate to the members of the class, and the amount of fees, expenses and disbursements to be awarded to plaintiffs' counsel. By order dated October 23, 2000, the court in which the Derivative Action is pending preliminarily approved the settlement of that Action and scheduled a hearing, also for December 13, 2000, on the question of whether the proposed settlement of that action is fair, reasonable and in the best interest of UPC, its shareholders and the Railroad and the amount of fees, expenses and disbursements to be awarded to plaintiff's counsel. As of October 26, 2000, pursuant to the court orders in each of the Actions, notice of the proposed settlements and fairness hearings were mailed to those UPC shareholders affected by the Actions.

         The settlement of each of the Actions is subject to, among other conditions, the entry of a final judgment approving each settlement by the respective courts in which each Action is pending. Notwithstanding the existence of the MOU, the Stipulations, and the court orders preliminarily approving the proposed settlements, there can be no assurances that a definitive settlement will be consummated with respect to either Action. UPC, the Railroad and the individual defendants named in the Actions entered into the MOU and Stipulations solely for the purpose of avoiding the further expense, inconvenience, burden and uncertainty of the Actions, and their decision to do so is not an admission or concession or evidence of any liability or wrongdoing on the part of any party to either Action, which liability and wrongdoing have consistently been, and continue to be, denied.

11. ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 138 addresses certain issues related to the implementation of FAS 133, but does not change the basic model of FAS 133 or further delay the implementation of FAS 133. Management has determined that FAS 133 and FAS 138 will increase the volatility of the Corporation's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Corporation uses for fuel or interest rate hedging purposes will, upon adoption of FAS 133 and FAS 138, be recorded in the Corporation's Statement of Financial Position (Note 5). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Corporation's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 and FAS 138 will have a material impact on UPC's consolidated financial statements.

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

         In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replacing FAS 125. FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 is effective for fiscal 2000 in respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. Management is currently assessing the impact that FAS 140 will have on the Corporation's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                              RESULTS OF OPERATIONS

           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

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

CONSOLIDATED

NET INCOME - Net income for the three- and nine-month periods ended September 30, 2000 increased 4% to $256 million ($1.00 per diluted share) and increased 21% to $685 million ($2.71 per diluted share), respectively, compared to $245 million ($0.96 per diluted share) and $568 million ($2.27 per diluted share) for the comparable periods in 1999. These increases resulted primarily from revenue growth and productivity gains at the Railroad, partially offset by higher fuel prices. Net income for the third quarter of 1999 included a one-time after-tax gain of $27 million ($0.10 per diluted share) from the adjustment of a liability established in connection with the discontinued operations of a former subsidiary.

OPERATING REVENUES - Operating revenues increased $177 million (6%) and $556 million (7%) for the three- and nine-month periods ended September 30, 2000, respectively, over the comparable periods in 1999. These gains reflect higher revenues in five of the six business groups at the Railroad as well as increased revenue at Overnite.

OPERATING EXPENSES - For the three- and nine-month periods ended September 30, 2000, operating expenses increased $122 million (5%) and $310 million (4%), respectively, over the comparable periods in 1999. These increases resulted from higher fuel prices and higher volume-related costs at the Railroad but were partially offset by continued improvements in productivity and service levels. Operating expense comparisons by category for the three- and nine-month periods ending September 30, 2000 and 1999 are discussed below. The factors primarily responsible for the increase or decrease in each category are substantially the same for both the three- and nine-month periods, except as noted.

     Salaries, wages, and employee benefits declined as lower employment levels and improved productivity at the Railroad and Overnite more than offset higher rail volume and inflation. Equipment and other rents expense increased in the third quarter primarily as a result of higher rail volumes. Year to date, equipment and other rents expense increased due to higher rail volume and higher contract transportation costs at Overnite, partially offset by improved car cycle times and lower rental rates at the Railroad. Depreciation expense increased as a result of the Railroad's capital program in 1999 and the first nine months of 2000. Fuel and utilities costs were higher due to significantly higher fuel prices and increased volume. For the third quarter, materials and supplies expense remained flat with productivity and cost reductions offsetting inflation, higher volume-related repair costs and more locomotive overhauls. Casualty costs were higher in the third quarter due to non-recurring items at the Railroad in 1999. Casualty costs decreased over the nine-month period primarily due to lower personal injury expenses. Other costs decreased slightly for the three-month period due to improved productivity and better cost control, partially offset by higher state and local taxes and volume-related costs. For the nine-month period, other costs decreased as productivity, joint facility and cost control offset higher volume costs and state and local taxes.

OPERATING INCOME - Operating income increased $55 million (11%) and $246 million (19%) for the three- and nine-month periods ended September 30, 2000, respectively, over the comparable periods in 1999, as revenue growth and productivity gains at the Railroad and Overnite more than offset higher fuel prices and rail volume costs.

NON-OPERATING ITEMS - Non-operating expense, net, increased $4 million (3%) and $1 million for the three and nine months ended September 30, 2000, respectively. For the third quarter, the increases were primarily the result of lower income from real estate sales and lower lease income, partially offset by lower interest expense. Year to date, higher losses from miscellaneous items offset lower interest expense. Income taxes for the three- and nine-month periods of 2000 increased $13 million (9%) and $101 million (34%) over the comparable periods of 1999 as a result of higher pre-tax income levels. Year-to-date taxes for the Railroad in 1999 include a one-time $19 million after-tax gain related to prior-year tax settlements.

RAIL SEGMENT

NET INCOME - Rail operations reported net income of $274 million and $752 million for the three and nine months ended September 30, 2000, respectively, compared to net income of $234 million for the third quarter of 1999 and $589 million for the nine month period in 1999. The increases resulted primarily from higher commodity and other revenue, combined with productivity gains, partially offset by higher fuel prices and volume-related costs.

OPERATING REVENUES - Rail operating revenues increased $167 million (6%) to a record $2.8 billion and $521 million (7%) to a record $8.1 billion for the three- and nine-month periods ended September 30, 2000, respectively, over the comparable periods in 1999. Revenue carloads increased 4% and 5%, respectively, for the three- and nine-month periods over the comparable periods in 1999. Other revenue gains were the result of higher subsidiary revenues and reduced billing claims from customers and other railroads.

     The following tables summarize rail commodity revenue, revenue carloads and average revenue per car for the periods indicated:

  Three Months Ended Sept. 30,                                     Nine Months Ended Sept. 30,
  ---------------------------       %       Commodity Revenue      ---------------------------       %
   2000                 1999     Change         In Millions          2000                1999     Change
  ------               ------    ------     -----------------      -------             -------    -------
  $  363               $  367       (1)     Agricultural           $ 1,047             $ 1,042      --
     280                  239       17      Automotive                 877                 767      14
     412                  398        3      Chemicals                1,248               1,195       4
     586                  560        5      Energy                   1,605               1,656      (3)
     502                  492        2      Industrial Products      1,519               1,416       7
     506                  459       10      Intermodal               1,418               1,273      11

  ------               ------      ---                             -------             -------     ---
  $2,649               $2,515        5      Total                  $ 7,714             $ 7,349       5
  ------               ------      ---                             -------             -------     ---

                                Revenue Carloads
                                  In Thousands

             217             233         (7)     Agricultural                       651           670        (3)
             196             167         18      Automotive                         609           521         17
             237             238         --      Chemicals                          713           696          2
             513             478          7      Energy                           1,432         1,403          2
             363             365         (1)     Industrial Products              1,094         1,045          5
             767             719          7      Intermodal                       2,181         2,026          8
           -----           -----        ---                                       -----         -----        ---
           2,293           2,200          4      Total                            6,680         6,361          5
           -----           -----        ---                                       -----         -----        ---

                                 Average Revenue
                                     Per Car

          $1,673          $1,576          6     Agricultural                 $1,607        $1,555          3
           1,425           1,430         --     Automotive                    1,439         1,472         (2)
           1,738           1,673          4     Chemicals                     1,752         1,717          2
           1,141           1,172         (3)    Energy                        1,120         1,181         (5)
           1,383           1,350          2     Industrial Products           1,389         1,356          2
             661             638          4     Intermodal                      650           628          4
          ------          ------        ---                                  ------        ------        ---
          $1,155          $1,144          1     Total                        $1,155        $1,155         --
          ------          ------        ---                                  ------        ------        ---

Agricultural - Agricultural revenue decreased in the third quarter of 2000 and was flat for the nine-month period over the comparable periods in 1999. Carloads decreased primarily due to reduced market demand for wheat and corn and a lack of producer selling in anticipation of higher prices. Revenue was up for fresh fruits and vegetables primarily as a result of new express train service from northern California to eastern markets. Average revenue per car increased for the quarter and year to date primarily due to an increase in longer haul traffic and slower growth in shorter haul, lower average revenue per car traffic.

Automotive - Automotive revenue and carloads increased for both the three- and nine-month periods of 2000 over the comparable periods in 1999. The year-over-year gain resulted from strong demand for finished vehicles and materials. Average revenue per car decreased slightly principally due to an increase in lower average revenue per car materials moves utilizing containers, rather than boxcars.

Chemicals - Chemicals revenue increased for both the three- and nine-month periods of 2000 over the comparable periods in 1999. Third quarter gains were driven primarily by increases in average revenue per car for soda ash, fertilizer and liquid and dry shipments and selected price increases. Carload volume in the third quarter declined slightly due to a softening economy and higher inventories at end-user locations. Year-to-date gains were driven by improved service levels, customer plant expansions and economic strength in the first half of the year. Domestic soda ash, plastics and liquid and dry chemicals showed the highest gains in revenue.

Energy - Energy revenue increased in the third quarter and decreased for the nine-month period of 2000 over the comparable periods in 1999. The third quarter growth was driven by an increase in carloads. For the nine-month period, revenue decreased due to lower average revenue per car as a result of contract pricing provisions with certain major customers. Carloads increased in the third quarter due to market share gains and high demand due to hot summer weather in the south and southwest. For the nine-month period, the increase in carloads in the third quarter was partially offset by lower demand at utilities in the first six months of 2000 due to high inventory levels caused by Y2K concerns and mild winter weather.

Industrial Products - Industrial Products revenue increased for both the three- and nine-month periods of 2000 over the comparable periods in 1999 due to stronger commodity demand and improved service. Carloads decreased slightly in the third quarter due to a softening economy and declines in government shipments, recyclables, and stone, partially offset by higher steel carloads. Year to date, carloads increased over the comparable period in 1999 primarily due to strong domestic steel demand and the effects of a growing economy on lumber, cement, scrap metal, and paperboard. Increases in average revenue per car were due to gains in high average revenue per car steel and lumber moves and selected price increases.

Intermodal - Intermodal revenue increased for both the three- and nine-month periods of 2000 over the comparable periods in 1999. Third quarter revenue carloads and revenue were both quarterly records. Third quarter and year-to-date gains were driven by improved service and strong growth in imports from Asia. Average revenue per car increased primarily as a result of price increases.

OPERATING EXPENSES - Operating expenses increased $119 million (6%) and $270 million (4%) for the three- and nine-month periods ended September 30, 2000, respectively. Operating expense comparisons by category for the three- and nine-month periods ending September 30, 2000 and 1999 are discussed below. The factors primarily responsible for the increase or decrease in each category are substantially the same for both the three- and nine-month periods, except as noted.

Salaries, Wages and Employee Benefits - Costs decreased $38 million (4%) and $76 million (3%) for the three- and nine-month periods, respectively, over the comparable periods in 1999. Wage inflation and volume-related costs were more than offset by lower expenses from decreased workforce levels, higher train crew productivity and lower crew training expenses.

Equipment and Other Rents - Expenses increased $10 million (3%) and decreased $7 million (1%) for the three- and nine-month periods, respectively. The third quarter increase was due primarily to higher volume-related costs, partially offset by lower prices. For the nine-month period, the decrease was attributable to improvements in car cycle times, lower prices, and increased car rents from other railroads. Higher volume costs partially offset the year-to-date decreases.

Depreciation - Depreciation increased $13 million (5%) and $39 million (5%) for the three- and nine-month periods, respectively, over comparable periods in 1999, as a result of the Railroad's capital program in 1999 and the first nine months of 2000. Capital spending was $1.4 billion in the nine months ended September 30, 2000 compared to $1.3 billion in the nine months ended September 30, 1999.

Fuel and Utilities - Expenses were up $127 million (64%) and $346 million (61%) for the three- and nine-month periods, respectively. Higher fuel prices added $115 million of expense in the third quarter and $304 million of expense in the first nine months of 2000 over comparable periods in 1999. Volume costs added $7 million for the third quarter and $22 million for the first nine months of 2000 compared to 1999. The Railroad hedged approximately 10% of its fuel consumption for both the three- and nine-month periods, which decreased fuel costs by $15 million and $35 million, respectively. As of September 30, 2000, expected fuel consumption for the remaining three months of 2000 is 9% hedged at 40 cents per gallon excluding taxes, transportation costs and regional pricing spreads (see
Note 5 to the Consolidated Financial Statements).

Materials and Supplies - Expenses remained flat for the three-month period and increased $20 million (5%) for the nine-month period. In the third quarter, cost reductions and operating efficiencies offset higher volume-related costs and inflation. Year-to-date expenses were higher than 1999 due to higher locomotive overhauls and volume-related increases in car and locomotive repairs.

Casualty Costs - Expenses increased $11 million (16%) and decreased $15 million (6%) for the three- and nine- month periods, respectively. Third quarter 1999 expenses were favorably affected by an insurance refund and lower personal injury expenses. Year-to-date 2000 casualty costs were also favorably affected by lower personal injury expenses.

Other Costs - Expenses decreased $4 million (2%) and $37 million (6%) for the three- and nine-month periods, respectively, compared to comparable periods in 1999. Cost control and productivity gains offset volume-related cost increases and higher state and local taxes in both time periods.

OPERATING INCOME - Operating income increased $48 million (9%) to $563 million and $251 million (19%) to $1,567 million for the three and nine months ended September 30, 2000, respectively. The operating ratio for the third quarter of 2000 was 79.7%, 0.5 percentage points better than 1999's 80.2% operating ratio. The operating ratio for the first nine months of 2000 was 80.6%, 2.0 percentage points better than 1999's 82.6%. NON-OPERATING ITEMS - Non-operating expense, net, decreased $5 million (4%) and $20 million (5%) for the three and nine months ended September 30, 2000, respectively. Third quarter and year-to-date improvements were primarily the result of lower interest expense, partially offset by lower income from real estate sales and lower miscellaneous other income. Income taxes increased $13 million (9%) for the third quarter and $108 million (34%) for the first nine months of 2000 reflecting higher income levels and a one-time, $19 million after-tax gain in the second quarter of 1999 related to prior year tax settlements.

OTHER OPERATIONS

TRUCKING PRODUCT LINE

NET INCOME - Trucking net income was $15 million and $30 million, for the three- and nine-month periods ended September 30, 2000, respectively, up from $8 million (88%) and $28 million (7%) for the comparable periods in 1999. The increase in net income in the third quarter was primarily due to increased revenue partially offset by higher fuel prices and a 7% decrease in volume. Compared to the same period in 1999, year-to-date net income was adversely affected by higher expenses associated with diesel fuel prices and the effects of a job action by the International Brotherhood of Teamsters (Teamsters).

OPERATING REVENUES - For the three- and nine-month periods ended September 30, 2000, trucking revenues increased $10 million (4%) to $287 million and $36 million (4%) to $839 million, respectively, over the comparable periods in 1999. The growth resulted primarily from a fuel surcharge and general rate increases instituted in September of 1999 and August 2000. Revenue growth was achieved despite a 7% and 6% decline in volume in the third quarter and year-to-date periods of 2000, respectively, over comparable periods in 1999.

OPERATING EXPENSES - For the three- and nine-month periods ended September 30, 2000, operating expenses decreased $2 million (1%) to $267 million and increased $32 million (4%) to $802 million, respectively, over the comparable periods in 1999. For the third quarter, salaries, wages and employee benefit costs decreased $5 million (3%) to $164 million as lower volume, fewer employees and productivity gains more than offset wage and benefit inflation. For the nine-month period, salaries, wages and employee benefits were essentially flat as wage and benefit inflation was offset by lower volume, lower employee levels and productivity. Fuel and utilities costs increased $5 million (38%) for the quarter and $18 million (51%) for the nine-month period. This increase was a result of higher fuel prices (92 cents per gallon in the third quarter of 2000 compared to 57 cents in the third quarter of 1999) partially offset by lower volume-related consumption. Nine percent of estimated remaining 2000 fuel purchases are hedged at an average of 39 cents per gallon excluding taxes, transportation costs and regional pricing spreads (see Note 5 to the Consolidated Financial Statements). Equipment and other rents increased $2 million (8%) for the quarter and $9 million (14%) for the nine-month period over 1999 due to increased purchased transportation costs. For the three- and nine-month periods, other expenses decreased $3 million (8%) and increased $4 million (4%), respectively. The third quarter decrease is primarily due to lower cargo loss and damage expenses and expenses related to the Teamsters' job action. The year-to-date increase is primarily due to higher security, legal and travel expenses related to the Teamsters' activity.

OPERATING INCOME - Trucking operations generated operating income of $20 million in the three-month period and $37 million for the first nine months of 2000 compared to $8 million and $33 million for the comparable periods in 1999. The third quarter operating ratio decreased to 93.2% in 2000 from 97.1% in 1999. The year-to-date operating ratio decreased to 95.6% in 2000 from 95.9% in 1999.

OTHER PRODUCT LINES

Other operations include the technology product lines and self-insurance activities, as well as the corporate holding company operations and all necessary consolidating entries (see Note 2 to the Consolidated Financial Statements). For the three- and nine-month periods ended September 30, 2000, operating income decreased $5 million and $9 million, respectively, reflecting start up and product development costs at Fenix LLC and associated technology companies and slightly increased expenses at the corporate holding company.

              CHANGES IN FINANCIAL CONDITION AND OTHER DEVELOPMENTS

FINANCIAL CONDITION - During the first nine months of 2000, cash provided by operations was $1,433 million, compared to $1,467 million in 1999. Higher net income was more than offset by volume-related increases in working capital and higher environmental and casualty related spending.

     Cash used in investing activities was $1,290 million during the first nine months of 2000, compared to $1,307 million in 1999. Capital spending in 2000 was approximately $53 million higher than 1999 but was more than offset by the receipt of a cash dividend from an affiliate in 2000 and the 1999 purchase of an additional 13% ownership interest in the consortium operating the Pacific-North and Chihuahua Pacific lines in Mexico for $87 million.

     Cash used by equity and financing activities was $263 million in the first nine months of 2000, compared to $138 million in 1999. This increase in usage is the result of higher debt repayments ($651 million in 2000 compared to $591 million in 1999) and lower net borrowings ($538 million in 2000 versus $601 million in 1999).

     Including the Convertible Preferred Stock as an equity instrument, the ratio of debt to total capital employed was 45.9% at September 30, 2000 and 47.6% at December 31, 1999.

FINANCING ACTIVITIES

CREDIT FACILITIES - As of September 30, 2000, the Corporation had $2.0 billion in revolving credit facilities, of which $1.0 billion expires in 2001, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2000, are designated for general corporate purposes and replaced a $2.8 billion facility due to expire in 2001.

SHELF REGISTRATION - Under currently effective shelf registration statements, the Corporation may issue, from time to time, up to $600 million in the aggregate of any combination of debt securities, preferred stock or warrants for debt securities or preferred stock in one or more offerings. The Corporation has no immediate plans to issue equity securities.

SIGNIFICANT NEW BORROWINGS - During June 2000, the Corporation issued $250 million of floating rate debt under its shelf registration statement with a maturity date of July 1, 2002. The proceeds from the issuance of this debt were used for repayment of debt and other general corporate purposes. During September 2000, UPRR entered into capital leases covering new locomotives. The related capital lease obligations totaled approximately $170 million and are included in the Statements of Consolidated Financial Position as debt.

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

ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 138 addresses certain issues related to the implementation of FAS 133, but does not change the basic model of FAS 133 or further delay the implementation of FAS 133. Management has determined that FAS 133 and FAS 138 will increase the volatility of the Corporation's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Corporation uses for fuel or interest rate hedging purposes will, upon adoption of FAS 133 and FAS 138, be recorded in the Corporation's Statement of Financial Position (Note 5). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Corporation's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 and FAS 138 will have a material impact on UPC's consolidated financial statements.

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

     In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replacing FAS 125. FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 is effective for fiscal 2000 in respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. Management is currently assessing the impact that FAS 140 will have on the Corporation's consolidated financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The discussion of certain legal proceedings affecting the Corporation and/or certain of its subsidiaries set forth in Note 10 to the Consolidated Financial Statements included in Item 1 of Part I of this Report is incorporated herein by reference. In addition to those matters, the following proceedings, or developments in proceedings presently pending, arose or occurred during the third quarter of 2000.

ENVIRONMENTAL MATTERS - As previously reported, the U.S. Environmental Protection Agency (EPA) had brought a civil action against certain subsidiaries of Southern Pacific, which have been merged into the Railroad, in the U.S. District Court for the District of Colorado alleging violation of the Clean Water Act and the Oil Pollution Act. The complaint identified seven incidents involving the alleged release of hazardous substances into the waters of the United States and sought civil penalties of $25,000 per day and unspecified injunctive relief to prevent future violations. Six of the seven incidents were related to derailments dating back to 1992. Six of the incidents involved alleged releases from ruptured locomotive fuel tanks and an incident in 1996 involved an alleged release of sulfuric acid near the Tennessee Pass. During the third quarter of 2000, a final settlement was negotiated with the EPA disposing of the action. The Railroad agreed to pay a civil penalty in the amount of $800,000 and to take various measures to prevent or mitigate the impact of future incidents, including clean up of right of way, rock slide prevention measures and a geologic study.

SHAREHOLDER LAWSUITS - UPC and certain of its directors and officers (who are also directors of the Railroad) are defendants in two purported class actions that have been consolidated into one proceeding (the Class Action). The consolidated complaint alleges, among other things, that UPC violated the federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following UPC's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. Management believes that the plaintiffs' claims are without merit and has been defending them vigorously. The defendants moved to dismiss this action, and the motion was briefed and submitted to the Court for decision in 1998. In February 2000, prior to a ruling on the motion, the parties jointly advised the Court that they were engaged in discussions concerning the possible settlement of the action and asked the Court to defer ruling on the motion to dismiss pending the outcome of these discussions. The Court entered an order dated February 29, 2000 agreeing to such deferral, subject to the motion of either party to reactivate the action and the pending motion to dismiss at any time.

     In addition to the Class Action, a purported derivative action was filed on behalf of UPC and the Railroad in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of UPC and the Railroad and, as nominal defendants, UPC and the Railroad (the Derivative Action and together with the Class Action, the Actions). The Derivative Action alleges, among other things, that the named directors breached their fiduciary duties to UPC and the Railroad by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in place and by causing UPC and the Railroad to make misrepresentations about the Railroad's service problems to the financial markets and regulatory authorities. The individual defendants also believe that these claims are without merit and have defended them vigorously.

     In December 1998, UPC's Board of Directors established a special litigation committee consisting of three independent directors to review the plaintiff's allegations under the Derivative Action to determine whether it was in UPC's best interest to pursue them. In February 1999, the committee rendered its report, in which it unanimously concluded that further prosecution of the Derivative Action on behalf of UPC and the Railroad was not in the best interest of either such company. Accordingly, UPC and the Railroad filed a motion with the Court to dismiss the Derivative Action.

     Prior to any ruling on the motions to dismiss the Class Action and the Derivative Action, counsel for UPC, the Railroad and certain officers and directors of UPC and the Railroad entered into a Memorandum of Understanding (the MOU), dated June 28, 2000, with counsel for the plaintiffs in the Class Action and Derivative Action, providing for the settlement of the Actions. The MOU provides, among other things, that the Class Action will be settled for $34,025,000 in cash (the Settlement Payment), the full amount of which will be covered by UPC's insurance carriers. Counsel for the plaintiffs in the Class Action will apply to the court for any award of their fees and expenses, to be paid out of the Settlement Payment. The MOU also provides that, in settlement of the Derivative Action, UPC will adopt certain additional procedures which will reinforce its continuing effort to ensure both the effective implementation of its merger with Southern Pacific and its ongoing commitment to rail safety. In addition, in the event of any proposed merger or other transaction involving consolidation of UPC and a rail system of greater than 1,000 miles in length of road, UPC will commission a study, to be completed in advance of any formal application to a U.S., Canadian or Mexican federal regulatory board, to analyze prospective safety and congestion-related issues. As part of the terms of the Derivative Action settlement, counsel for the plaintiffs will receive such fees and expenses as may be awarded by the Court, up to an aggregate amount of $975,000. Such amount will also be fully covered by UPC's insurance carriers.

     On October 12, 2000, counsel for the respective parties in the Class Action and the Derivative Action entered into definitive Stipulations of Compromise and Settlement (the Stipulations), providing for the settlement of the Actions on the terms described above, subject to court approval. By order dated October 17, 2000, the court in which the Class Action is pending preliminarily approved the settlement of that Action and scheduled a hearing for December 13, 2000, on the question of whether the proposed settlement should be approved as fair, reasonable and adequate to the members of the class, and the amount of fees, expenses and disbursements to be awarded to plaintiffs' counsel. By order dated October 23, 2000, the court in which the Derivative Action is pending preliminarily approved the settlement of that Action and scheduled a hearing, also for December 13, 2000, on the question of whether the proposed settlement of that action is fair, reasonable and in the best interest of UPC, its shareholders and the Railroad and the amount of fees, expenses and disbursements to be awarded to plaintiff's counsel. As of October 26, 2000, pursuant to the court orders in each of the Actions, notice of the proposed settlements and fairness hearings were mailed to those UPC shareholders affected by the Actions.

     The settlement of each of the Actions is subject to, among other conditions, the entry of a final judgment approving each settlement by the respective courts in which each Action is pending. Notwithstanding the existence of the MOU, the Stipulations, and the court orders preliminarily approving the proposed settlements, there can be no assurances that a definitive settlement will be consummated with respect to either Action. UPC, the Railroad and the individual defendants named in the Actions entered into the MOU and Stipulations solely for the purpose of avoiding the further expense, inconvenience, burden and uncertainty of the Actions, and their decision to do so is not an admission or concession or evidence of any liability or wrongdoing on the part of any party to either Action, which liability and wrongdoing have consistently been, and continue to be, denied.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              12(a)   -    Computation of ratio of earnings to fixed charges for
                           the Three Months Ended September 30, 2000.

              12(b)   -    Computation of ratio of earnings to fixed charges for
                           the Nine Months Ended September 30, 2000.

              27      -    Financial data schedule.

         (b)  REPORTS ON FORM 8-K

              On July 7, 2000, UPC filed a Current Report on Form 8-K announcing developments in certain litigation.

              On July 27, 2000, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the second quarter of 2000.

              On October 19, 2000, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the third quarter of 2000.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2000



                                        UNION PACIFIC CORPORATION
                                        (Registrant)

                                        By  /s/ Richard J. Putz
                                            ------------------------------------
                                            Richard J. Putz
                                            Vice President and Controller
                                            (Chief Accounting Officer and
                                            Duly Authorized Officer)

                                  INDEX TO EXHIBITS

Exhibit No.    Description
-----------    -----------
12(a)          Computation of ratio of earnings to fixed charges for the
               Three Months Ended September 30, 2000.

12(b) Computation of ratio of earnings to fixed charges for the Nine Months Ended September 30, 2000.

27             Financial data schedule.