Form 10-K
period 2000-12-31
UNION PACIFIC CORP
filed 2001-03-21
CIK 100885

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].
                               --

     As of February 28, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was approximately $12,992,831,033.

     The number of shares outstanding of the registrant's Common Stock as of February 28, 2001 was 247,393,227.

     Portions of the following documents are incorporated by reference into this
Report: (1) registrant's Annual Report to Shareholders for the year ended December 31, 2000 (Annual Report) (Parts I, II and IV); and (2) registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on April 20, 2001 (Part III).

                                     PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES

CORPORATE STRUCTURE

Union Pacific Corporation (UPC or the Corporation) was incorporated in Utah in 1969. The Corporation operates primarily in the areas of rail transportation, through its subsidiary Union Pacific Railroad Company (the Railroad): and trucking, through its subsidiary Overnite Transportation Company.

     In 2000, the Corporation continued to focus on its core rail transportation business by investing approximately $1.7 billion in capital-related assets at the Railroad. The capital assets are used to sustain current operations and introduce innovative rail services across every commodity line. The Corporation's rail investments in the last five years included the 1996 acquisition of Southern Pacific Rail Corporation (Southern Pacific), and the 1997 and 1999 investments in the Pacific-North and Chihuahua Pacific lines in Mexico. The details of the Corporation's key strategic transactions in recent years are as follows:

FENIX - During 2000, the Corporation announced the formation of a new subsidiary, Fenix, to develop and expand the Corporation's technology and telecommunication assets beyond the Corporation's core transportation businesses.

MEXICAN RAILWAY CONCESSION - During 1997, the Railroad and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The consortium assumed operational control of both lines in 1998. In March 1999, the Railroad purchased an additional 13% ownership interest for $87 million from one of its partners. The Railroad currently holds a 26% ownership share in the consortium. This investment is accounted for using the equity method of accounting.

OVERNITE - In May 1998, the Corporation's Board of Directors approved a formal plan to divest of UPC's investment in Overnite through an initial public offering. However, market conditions deteriorated to the point that UPC did not consummate the offering (see note 1 to the consolidated financial statements in the Annual Report).

SKYWAY - In November 1998, the Corporation completed the sale of Skyway Freight Systems, Inc. (Skyway), a wholly owned subsidiary. Skyway provided contract logistics and supply chain management services. The proceeds were used to repay outstanding debt. The sale of Skyway generated a net after-tax loss of $50 million (see note 3 to the consolidated financial statements in the Annual Report).

SOUTHERN PACIFIC - During 2000, UPC continued its integration of Southern Pacific's rail operations. This process is expected to be completed in 2001 (see notes 1 and 2 to the consolidated financial statements in the Annual Report). UPC consummated the acquisition of Southern Pacific in September 1996 for $4.1 billion. Sixty percent of the outstanding Southern Pacific common shares were converted into UPC common stock and the remaining 40% of the outstanding shares were acquired for cash. UPC initially funded the cash portion of the acquisition with credit facility borrowings, all of which have been subsequently refinanced with other borrowings. The acquisition of Southern Pacific has been accounted for using the purchase method of accounting.

OPERATIONS

Union Pacific Corporation consists of one reportable segment, rail transportation, and UPC's other product lines (Other Operations). The rail segment includes the operations of the Corporation's wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR's subsidiaries and rail affiliates (collectively, the Railroad). Other Operations include the trucking product line (Overnite Transportation Company or Overnite), as well as the "other" product lines that include the corporate holding company (which largely supports the Railroad), Fenix LLC and affiliated technology companies (Fenix), self-insurance activities, and all appropriate consolidating entries.

RAIL

OPERATIONS - The Railroad is a Class I railroad that operates in the United States. It has over 34,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern United States gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and (primarily through interline connections) Canadian borders. The Railroad is subject to price and service competition from other railroads, motor carriers and barge operators. The Corporation expects to complete the integration of the operations of SP in 2001.

EMPLOYEES - Approximately 87% of the Railroad's nearly 50,000 employees are represented by rail unions. Under the conditions imposed by the Surface Transportation Board (STB) in connection with the Southern Pacific acquisition, labor agreements between the Railroad and the unions had to be negotiated before the UPRR and Southern Pacific rail systems could be fully integrated. The Railroad has successfully reached agreements with the shopcraft, carmen, clerical, and maintenance-of-way unions, and also implemented "hub-and-spoke" agreements with the train operating crafts. Under the hub-and-spoke concept, all operating employees in a central "hub" are placed under a common set of collective bargaining agreements with the ability to work on the "spokes" running into and out of the hub. Negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999 and are still in progress.

     A separate Annual Report on Form 10-K for the year ended December 31, 2000, will be filed by UPRR and will contain additional information concerning that company.

OTHER OPERATIONS

TRUCKING PRODUCT LINE

OPERATIONS - Overnite Transportation Company, a wholly owned subsidiary of the Corporation, is a major interstate trucking company specializing in less-than-truckload shipments. Overnite serves all 50 states and portions of Canada and Mexico through 167 service centers located throughout the United States. Overnite transports a variety of products including machinery, tobacco, textiles, plastics, electronics and paper products. Overnite experiences intense service and price competition from both regional and national motor carriers.

EMPLOYEES - Overnite continues to oppose the efforts of the International Brotherhood of Teamsters (Teamsters) to unionize Overnite service centers. Since the Teamsters began their efforts at Overnite in 1994, Overnite has received 90 petitions for union elections at 67 of its 166 service centers, although there have been only nine elections since August 1997, and Teamsters representation was rejected in seven of those nine elections. Twenty-two service centers, representing approximately 14% of Overnite's 13,000 nationwide employee work force, have voted for union representation, and the Teamsters have been certified and recognized as the bargaining representative for such employees. Fifteen of these 22 locations filed decertification petitions in 1999 and 2000. Elections affecting approximately 400 additional employees are unresolved, and there are no elections currently scheduled. Additionally, proceedings are pending in certain cases where a Teamsters' local union lost a representation election. To date, Overnite has not entered into any collective bargaining agreements with the Teamsters, who began a job action on October 24, 1999 that has continued into 2001. As of January 31, 2001, 30 Overnite service centers had approximately 495 employees, less than 5% of Overnite's work force, who did not report to work. Despite the work stoppage, Overnite has managed to improve its service, revenue and profitability on a year-over-year basis.

OPERATIONAL INITIATIVES - During 2000, 1999 and 1998, Overnite benefited from several initiatives aimed at better matching its operations to the trucking industry environment. These actions included work force reductions, service center consolidations, centralization of the linehaul management process and pricing initiatives targeting Overnite's lowest margin customers. Overnite has also benefited from growth in its customer base generated by continuing improvements in its service levels.

OTHER PRODUCT LINES

OTHER - Included in the "other" product lines are the results of the corporate holding company, Fenix, self-insurance activities, and all appropriate consolidating entries.

OTHER INFORMATION

Additional information regarding UPC's operations is presented on pages 6 through 17 of the Annual Report, note 1 to the consolidated financial statements on pages 38 through 41of the Annual Report and on pages 52, 53 and 54 of the Annual Report, and such information (excluding photographs on pages 6 through 17, none of which supplements the text and which are not otherwise required to be disclosed herein) is incorporated herein by reference.

GOVERNMENTAL REGULATION - UPC's operations are currently subject to a variety of federal, state and local regulations. The most significant areas of regulation are described below. See also the discussion of certain regulatory proceedings in "Item 3. Legal Proceedings," which is incorporated herein by reference.

     The operations of the Railroad and Overnite are subject to the regulatory jurisdiction of the STB and other federal and state agencies. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension or abandonment of rail lines; and acquisition of control of rail and motor carriers by rail common carriers. In March 2000, the STB imposed a 15-month moratorium on railroad merger applications between Class I railroads. The moratorium directs large railroads to avoid merger activities for 15 months until the STB adopts new rules governing merger proceedings. The rulemaking proceeding is scheduled to be completed by June 11, 2001.

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

     The operations of the Corporation are subject to the requirements of the CAA. The 1990 amendments to the CAA include a provision under Title V requiring that certain facilities obtain operating permits. EPA regulations require all states to develop federally-approvable permit programs. Affected facilities must submit air operating permit applications to the respective states within one year of the EPA's approval of the state programs. Certain of the Corporation's facilities may be required to obtain such permits. In addition, in December 1997 the EPA issued final regulations which require that certain purchased and remanufactured locomotives meet stringent emissions criteria. While the cost of meeting these requirements may be significant, expenditures are not expected to affect materially the Corporation's financial condition or results of operations.

     The operations of the Corporation are also subject to other laws protecting the environment, including permit requirements for wastewater discharges pursuant to the National Pollutant Discharge Elimination System and storm-water runoff regulations under the Federal Water Pollution Control Act.

     Information concerning environmental claims and contingencies and estimated attendant remediation costs is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Costs on pages 28 and 29 of the Annual Report. Such information is incorporated herein by reference.

CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) are, or will be, forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Corporation's and its subsidiaries' business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

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

     Among the conditions to the STB's approval of the Southern Pacific acquisition was the requirement that the STB retain oversight jurisdiction for five years to examine whether the conditions imposed under the Decision remain effective to address the competitive harms caused by the merger. On December 15, 2000, the STB served a decision in the fourth annual general oversight proceeding to review the implementation of the merger and the effectiveness of the conditions imposed under the Decision. The Board concluded that merger implementation continued to be positive, the conditions ensured effective competition and no new conditions were warranted. The STB established July 2, 2001 as the date for the fifth comprehensive summary to be filed by the Railroad. The STB order also requires interested parties to file comments concerning the fifth annual oversight proceeding on August 17, 2001, with replies being due September 4, 2001.

SHAREHOLDER LITIGATION

As previously reported, UPC and certain of its directors and officers (who are also directors of the Railroad) were named as defendants in two purported class actions filed in 1997 that have been consolidated into one proceeding in the United States District Court for the Northern District of Texas (the Class Action). In addition to the Class Action, a purported derivative action was filed on behalf of UPC and the Railroad in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of UPC and the Railroad and, as nominal defendants, UPC and the Railroad (the Derivative Action and together with the Class Action, the Actions).

     Prior to any rulings on the defendants' motions to dismiss the Class Action and the Derivative Action, counsel for UPC, the Railroad and the individual defendants in those Actions entered into a Memorandum of Understanding (the
MOU), dated June 28, 2000, with counsel for the plaintiffs in the Class Action and Derivative Action, providing for the settlement of both Actions. The MOU provided, among other things, that the Class Action would be settled for $34,025,000 in cash (the Settlement Payment), the full amount of which has been covered by UPC's insurance carriers. The MOU also provided that, in settlement of the Derivative Action, UPC would adopt certain additional procedures which are intended to reinforce its continuing effort to ensure both the effective implementation of its merger with Southern Pacific and its ongoing commitment to rail safety. In addition, in the event of any proposed merger or other transaction involving consolidation of UPC and a rail system of greater than 1,000 miles in length of road, UPC agreed to commission a study, to be completed in advance of any formal application to a U.S., Canadian or Mexican federal regulatory board, to analyze prospective safety and congestion-related issues.

     On October 12, 2000, counsel for the respective parties in the Class Action and the Derivative Action entered into definitive Stipulations of Compromise and Settlement (the Stipulations), providing for the settlement of the Actions on the terms described above, subject to court approval. At separate hearings on December 13, 2000, the court in the Class Action and the court in the Derivative Action approved the proposed settlement of the respective Actions as fair, adequate and reasonable and dismissed the respective Actions with prejudice in favor of the defendants. In its order, the court in the Class Action also granted in part plaintiffs' counsels' application for attorneys' fees and expenses, to be paid from the Settlement Payment. In its order, the court in the Derivative Action also granted plaintiff's counsels' application for attorneys fees and expenses in the amount of $975,000, which amount has been paid by the Corporation but has been fully covered by UPC's insurance carriers.

     UPC, the Railroad and the individual defendants named in the Actions entered into the MOU and Stipulations solely for the purpose of avoiding the further expense, inconvenience, burden and uncertainty of the Actions, and their decision to do so does not constitute, and under the terms of the Stipulations may not be taken as, an admission or concession or evidence of any liability or wrongdoing whatsoever on the part of any party to either Action, which liability and wrongdoing have consistently been, and continue to be, denied.

SURFACE TRANSPORTATION BOARD MATTERS

         As previously reported, in May 2000 the STB dismissed a complaint filed by the Western Coal Traffic League (WCTL) alleging that the Railroad improperly accounted for certain costs associated with the acquisition of Southern Pacific and service difficulties in its 1997 annual report filed with the STB. On June 1, 2000, the WCTL petitioned the STB for a rehearing. On November 30, 2000, the STB rejected WCTL's petition for reconsideration and affirmed its earlier decision issued in May of 2000 that the Railroad properly accounted for the service difficulties experienced in 1997.

     Also as previously reported, in May 2000 the STB served a decision in a complaint filed by FMC challenging the Railroad's tariff rates on 16 different movements. The decision found rates on 15 of the movements were excessive. On June 1, 2000, the Railroad petitioned the STB for reconsideration, alleging that multiple errors caused the decision to understate costs and therefore prescribe rates where not jurisdictionally permitted or prescribe lower rates than warranted. The Railroad and FMC each also filed a petition for review of the STB decision in the United States Circuit Court of Appeals for the D.C. Circuit. Although both FMC and the Railroad originally challenged the STB decision, both parties agreed that neither party would pursue future appeals or regulatory action as part of a wider commercial understanding reached on December 8, 2000. When the Railroad notified the STB that it was withdrawing its motion for reconsideration, the STB dismissed the motion and discontinued the proceeding in a decision served December 13, 2000. The parties agreed upon an amount to be paid in final reparations and interest and the Railroad paid the final installment on December 15, 2000.

OTHER MATTERS

Western Resources v. Union Pacific Railroad Company and The Burlington Northern Santa Fe Railway Company. Western Resources (Western) filed its original complaint on January 24, 2000 in the U.S. District Court for the District of Kansas. Western alleged the railroads materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. In its December 1, 2000 supplemental disclosure of damages, Western continued to assert both its damages and restitution claims.

     The railroads are vigorously defending this lawsuit and discovery is underway. The railroads have filed two motions seeking dismissal of the termination and restitution claims. Western has responded, and the railroads have replied. The trial is currently scheduled to begin in May 2002.

LABOR MATTERS

The General Counsel of the National Labor Relations Board (NLRB) is seeking a bargaining order remedy in 11 cases involving Overnite where a Teamsters local union lost a representation election. A bargaining order remedy would require Overnite to recognize and bargain with the union as if the union had won instead of lost the election and would be warranted only if the following findings are made: (1) the petitioning Teamsters local had obtained valid authorization cards from a majority of the employees in an appropriate unit; (2) Overnite committed serious unfair labor practices; and (3) those unfair labor practices would preclude the holding of a fair election despite the application of less drastic remedies. In these eleven cases an administrative law judge has ruled that the bargaining order remedy is warranted. Overnite appealed those rulings to the NLRB. The NLRB has upheld the decision of the administrative law judge in four cases, and Overnite has appealed the NLRB's ruling to the United States Court of Appeals for the Fourth Circuit. On February 16, 2001 a two-one majority of a Fourth Circuit panel enforced the NLRB bargaining orders. Overnite will petition for rehearing by the entire Circuit bench. With respect to the other seven bargaining order cases, Overnite's appeal is pending before the NLRB. In a twelfth case, the administrative law judge found that a bargaining order remedy was not warranted. Under NLRB case law, a bargaining order remedy would attach retrospectively to the date when, after a union with a showing of majority support demanded recognition, Overnite embarked on an unlawful course of conduct. In the event of such a retroactive effective bargaining order, Overnite would face back pay liability for losses in employee earnings due to unilateral changes in terms or conditions of employment, such as layoffs, reduced hours of work or less remunerative work assignments. Overnite believes it has substantial defenses in the bargaining order cases and intends to continue to defend them aggressively.

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

     Information concerning environmental claims and contingencies and estimated attendant remediation costs is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Costs on pages 28 and 29 of the Annual Report. Such information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                    EXECUTIVE OFFICERS OF THE REGISTRANT AND
                  PRINCIPAL EXECUTIVE OFFICERS OF SUBSIDIARIES

                                                                                                       BUSINESS
                                                                                                      EXPERIENCE
                                                                                                   DURING PAST FIVE
            NAME                                     POSITION                            AGE             YEARS
            ----                                     --------                            ---       ----------------

Richard K. Davidson           Chairman, President and Chief Executive Officer of UPC     59             (1)
                              and Chairman and Chief  Executive Officer of the
                              Railroad

James R. Young                Executive Vice President - Finance of UPC and Chief        48             (2)
                              Financial Officer of the Railroad

L. Merill Bryan, Jr.          Senior Vice President and Chief Information Officer        57             (3)

Barbara W. Schaefer           Senior Vice President - Human Resources                    47             (4)

Robert W. Turner              Senior Vice President - Corporate Relations                51             (5)

Carl W. von Bernuth           Senior Vice President, General Counsel and Secretary       57             (6)

Charles R. Eisele             Vice President - Strategic Planning and Administration     51             (7)

Bernie R. Gutschewski         Vice President - Taxes                                     50             (8)

Mary E. McAuliffe             Vice President - External Relations                        54      Current Position

Richard J. Putz               Vice President and Controller                              53             (9)

Mary S. Jones                 Vice President and Treasurer                               48            (10)

Ivor J. Evans                 President and Chief Operating Officer of the Railroad      58            (11)

Dennis J. Duffy               Executive Vice President - Operations of the Railroad      50            (12)

John J. Koraleski             Executive Vice President - Marketing and Sales of the      50            (13)
                              Railroad

R. Bradley King               Executive Vice President - Network Design and              53            (14)
                              Integration of the Railroad

Leo H. Suggs                  Chairman and Chief Executive Officer of Overnite           62            (15)

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

(2) Mr. Young was elected Executive Vice President-Finance of UPC and Chief Financial Officer of the Railroad effective December 1, 1999. He was elected Controller of UPC and Senior Vice President - Finance of the Railroad effective March 1999 and Senior Vice President - Finance of UPC effective June 1998. He served as Treasurer of the Railroad from June 1998 to March 1999. He was Vice President - Customer Service Planning and Quality of the Railroad from April 1998 to June 1998, Vice President - Quality and Operations Planning from September 1997 to April 1998 and Vice President - Finance and Quality from September 1995 to September 1997.

(3) Mr. Bryan was elected to his current position effective May 1997. Prior thereto, he was President and Chief Executive Officer of Union Pacific Technologies, Inc., a former subsidiary of UPC.

(4) Ms. Schaefer was elected to her current position effective April 1997. From April 1994 to April 1997 she was Vice President - Human Resources of the Railroad.

(5) Mr. Turner was elected to his current position effective August 2000. Prior thereto, he was Vice President - Public Affairs of Champion International Corporation, a paper and forest products company.

(6) Mr. von Bernuth was elected Corporate Secretary effective April 1997. He has been Senior Vice President and General Counsel during the past five years.

(7) Mr. Eisele was elected to his current position effective March 1999. He was Vice President - Strategic Planning from September 1997 to March 1999. He was Vice President - Purchasing for the Railroad from April 1994 to September 1997.

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

(12) Mr. Duffy was elected to his current position effective September 1998. He was Senior Vice President - Safety Assurance and Compliance Process from October 1997 to September 1998. He was Senior Vice President - Customer Service and Planning of the Railroad from November 1995 to October 1997.

(13) Mr. Koraleski was elected to this position effective March 1999. He served as Controller of UPC from August 1998 to March 1999 and as Executive Vice President - Finance of the Railroad from May 1996 to March 1999. Prior to May 1996, he was Executive Vice President - Finance and Information Technologies of the Railroad.

(14) Mr. King was elected to his current position effective September 1998. He was Executive Vice President - Operations from October 1997 to September 1998. He was Vice President - Transportation of the Railroad from November 1995 to October 1997.

(15) Mr. Suggs was elected to his current position in April 1996. Prior thereto, he was President and Chief Executive Officer of Preston Trucking Company, Inc., a company engaged in truck transportation.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Information as to the markets in which UPC's Common Stock is traded, the quarterly high and low prices for such stock, the dividends declared with respect to the Common Stock during the last two years, and the approximate number of shareholders of record at January 31, 2001 is set forth under Selected Quarterly Data and Shareholders and Dividends on page 52 of the Annual Report. Information as to restrictions on the payment of dividends with respect to the Corporation's Common Stock is set forth in note 7 to the consolidated financial statements on page 45 of the Annual Report. All such information is incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk sensitive instruments is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters on pages 29 and 30 of the Annual Report and in note 4 to the consolidated financial statements on pages 42 and 43 of the Annual Report. All such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information concerning compensation received by UPC's directors and certain executive officers is presented in the Compensation of Directors, Compensation Committee Interlocks and Insider Participation, Report on Executive Compensation, Summary Compensation Table, Security Ownership of Management, Option/SAR Grants Table, Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values Table, Long Term Incentive Plan-Awards in Last Fiscal Year Table, Defined Benefit Plans, Change-in-Control Arrangements and Five-Year Performance Comparison segments of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information as to the number of shares of UPC's equity securities beneficially owned as of February 9, 2001 by each of its directors and nominees for director, its five most highly compensated executive officers, its directors and executive officers as a group and certain beneficial owners is set forth in the Election of 13 Directors, Security Ownership of Management, and Security Ownership of Certain Beneficial Owners segments of the Proxy Statement and is incorporated herein by reference.

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

            Schedule II - Valuation and Qualifying Accounts

            Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

            (3)   Exhibits

                  Items 10(f) through 10(u) below constitute management contracts and executive compensation arrangements required to be filed as exhibits to this report.

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

                  10(f) The Executive Incentive Plan of UPC, as amended as of
                        November 16, 2000.

                  10(g) The Executive Stock Purchase Incentive Plan of UPC, as
                        amended as of November 16, 2000.

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

                  10(k) Letter Agreement, dated November 18, 1999, amending
                        Letter Agreement dated September 8, 1999 between UPC and Mr. Ivor J. Evans, is incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

                  10(l) The 1988 Stock Option and Restricted Stock Plan of UPC,
                        as amended as of November 16, 2000.

                  10(m) The 1993 Stock Option and Retention Stock Plan of UPC,
                        as amended as of January 25, 2001.

                  10(n) UPC 2000 Directors Stock Plan in incorporated by
                        reference to Exhibit 99 to UPC's Current Report on Form 8-K filed March 9, 2000.

                  10(o) UPC Key Employee Continuity Plan dated November 16,
                        2000.

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

                  10(u) Form of 2001 Long Term Plan Stock Unit and Cash Award
                        Agreement dated January 25, 2001.

                  12    Ratio of Earnings to Fixed Charges.

                  13 Pages 6 through 54, inclusive, of UPC's Annual Report to Shareholders for the year ended December 31, 2000, but excluding photographs set forth on pages 6 through 17, none of which supplements the text and which are not otherwise required to be disclosed in this Annual Report on Form 10-K.

                  21 List of the Corporation's significant subsidiaries and their respective states of incorporation.

                  23    Independent Auditors' Consent.

                  24    Powers of attorney executed by the directors of UPC.

                  99(a) Financial Statements for the Fiscal Year ended December
                        31, 2000 required by Form 11-K for the UPC Thrift Plan - to be filed by amendment.

                  99(b) Financial Statements for the Fiscal Year ended December
                        31, 2000 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

                  99(c) Financial Statements for the Fiscal Year ended December
                        31, 2000 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

                  99(d) Financial Statements for the Fiscal Year ended December
                        31, 2000 required by Form 11-K for the Chicago and North Western Railway Company Profit Sharing and Retirement Savings Program - to be filed by amendment.

                  99(e) Financial Statements for the Fiscal Year ended December
                        31, 2000 required by Form 11-K for the Southern Pacific Rail Corporation Thrift Plan - to be filed by amendment.

      (b)   Reports on Form 8-K

            On October 19, 2000, UPC filed a Current Report of Form 8-K announcing UPC's financial results for the third quarter of 2000.

            On December 27, 2000, UPC filed a Current Report on Form 8-K announcing spending reductions and the expectation of lower fourth quarter earnings.

            On January 18, 2001, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the fourth quarter of 2000.

            On March 8, 2001, UPC filed a Current Report on Form 8-K filing the Union Pacific Corporation 2001 Stock Incentive Plan, which will be considered for approval at the UPC 2001 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March, 2001.


                                        UNION PACIFIC CORPORATION


                                        By /s/ Richard K. Davidson
                                           -------------------------------------
                                           Richard K. Davidson, Chairman,
                                           President and Chief Executive Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 21st day of March, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

           PRINCIPAL EXECUTIVE OFFICER
             AND DIRECTOR:

                                           /s/ Richard K. Davidson
                                           -------------------------------------
                                           Richard K. Davidson, Chairman,
                                           President, Chief Executive
                                           Officer and Director

           PRINCIPAL FINANCIAL OFFICER:

                                           /s/ James R. Young
                                           -------------------------------------
                                           James R. Young,
                                           Executive Vice President - Finance


           PRINCIPAL ACCOUNTING OFFICER:

                                           /s/ Richard J. Putz
                                           -------------------------------------
                                           Richard J. Putz,
                                           Vice President and Controller

DIRECTORS:



Philip F. Anschutz*                            Elbridge T. Gerry, Jr.*


Robert P. Bauman*                              Judith Richards Hope*


E. Virgil Conway*                              Richard J. Mahoney*


Thomas J. Donohue*                             Steven R. Rogel*


Archie W. Dunham*                              Richard D. Simmons*


Spencer F. Eccles*                             Ernesto Zedillo*


Ivor J. Evans*









* By /s/ Thomas E. Whitaker
     ------------------------------------
     Thomas E. Whitaker, Attorney-in-fact

INDEPENDENT AUDITORS' REPORT

Union Pacific Corporation, its Directors and Shareholders:

We have audited the consolidated financial statements of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 18, 2001; such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
January 18, 2001

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                                                                For the Year Ended December 31,
                                                                              ----------------------------------
                                                                                2000         1999         1998
                                                                              --------     --------     --------
                                                                                        (in millions)
Accrued Casualty Costs:
     Balance, beginning of period .......................................     $  1,319     $  1,395     $  1,418
     Charged to expense .................................................          360          378          475
     Deductions .........................................................          436          454          498
                                                                              --------     --------     --------
         Balance, End of Period .........................................     $  1,243     $  1,319     $  1,395
                                                                              --------     --------     --------


Accrued casualty costs are presented in the consolidated statements of financial position as follows:
         Current ........................................................     $    409     $    385     $    400
         Long-term ......................................................          834          934          995
                                                                              --------     --------     --------
              Balance, End of Period ....................................     $  1,243     $  1,319     $  1,395
                                                                              --------     --------     --------

                            UNION PACIFIC CORPORATION
                                  EXHIBIT INDEX



EXHIBIT NO.          DESCRIPTION
-----------          -----------

FILED WITH THIS STATEMENT

10(f)             The Executive Incentive Plan of UPC, as amended as of November
                  16, 2000.

10(g) The Executive Stock Purchase Incentive Plan of UPC, as amended as of November 16, 2000.

10(l) The 1988 Stock Option and Restricted Stock Plan of UPC, as amended as of November 16, 2000.

10(m) The 1993 Stock Option and Retention Stock Plan of UPC, as amended as of January 25, 2001.

10(o)             UPC Key Employee Continuity Plan dated November 16, 2000

10(u) Form of 2001 Long Term Plan Stock Unit and Cash Award Agreement dated January 25, 2001.

12                Ratio of Earnings to Fixed Charges.

13 Pages 6 through 54, inclusive, of UPC's Annual Report to Shareholders for the year ended December 31, 2000, but excluding photographs set forth on pages 6 through 17, none of which supplements the text and which are not otherwise required to be disclosed in this Annual Report on Form 10-K.

21 List of the Corporation's significant subsidiaries and their respective states of incorporation.

23                Independent Auditors' Consent.

24                Powers of attorney executed by the directors of UPC.

INCORPORATED BY REFERENCE

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

10(k) Letter Agreement, dated November 18, 1999, amending Letter Agreement dated September 8, 1999 between UPC and Mr. Ivor J. Evans, is incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

10(n) UPC 2000 Directors Stock Plan is incorporated herein by reference to Exhibit 99 to UPC's Current Report on Form 8-K filed March 9, 2000.

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

99(a)
                  Financial Statements for the Fiscal Year ended December 31, 2000 required by Form 11-K for the UPC Thrift Plan - to be filed by amendment.

99(b) Financial Statements for the Fiscal Year ended December 31, 2000 required by Form 11-K for the Union Pacific Fruit Express Company Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

99(c) Financial Statements for the Fiscal Year ended December 31, 2000 required by Form 11-K for the Union Pacific Agreement Employee 401(k) Retirement Thrift Plan - to be filed by amendment.

99(d) Financial Statements for the Fiscal Year ended December 31, 2000 required by Form 11-K for the Chicago and North Western Railway Company Profit Sharing and Retirement Savings Program
                  - to be filed by amendment.

99(e) Financial Statements for the Fiscal Year ended December 31, 2000 required by Form 11-K for the Southern Pacific Rail Corporation Thrift Plan - to be filed by amendment.