Form 10-Q
period 2001-03-31
UNION PACIFIC CORP
filed 2001-05-15
CIK 100885

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

        As of April 30, 2001, there were 247,884,955 shares of the Registrant's Common Stock outstanding.

                            UNION PACIFIC CORPORATION
                                      INDEX



                          PART I. FINANCIAL INFORMATION


Item 1:      Consolidated Financial Statements:                                                Page Number
                                                                                               -----------

             CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                   For the Three Months Ended March 31, 2001 and 2000.......................         1

             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   At March 31, 2001 (Unaudited) and December 31, 2000......................         2

             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   For the Three Months Ended March 31, 2001 and 2000.......................         3

             CONSOLIDATED STATEMENT OF CHANGES IN COMMON
             SHAREHOLDERS' EQUITY (Unaudited)
                   For the Three Months Ended March 31, 2001................................         4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).........................       5-11

Item 2:      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................................       12-17

Item 3:      Quantitative and Qualitative Disclosures About Market Risk.....................        17


                                        PART II. OTHER INFORMATION

Item 1:      Legal Proceedings..............................................................        17

Item 4:      Submission of Matters to a Vote of Security Holders............................        18

Item 6:      Exhibits and Reports on Form 8-K...............................................        18

Signatures..................................................................................        19



                                       (i)

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Three Months Ended March 31


                             Millions, Except Per Share and Ratios                 2001          2000
                                                                                ----------    ----------
OPERATING REVENUES           Rail, trucking and other .......................   $    2,943    $    2,906
                                                                                ----------    ----------
OPERATING EXPENSES           Salaries, wages and employee benefits ..........        1,085         1,065
                             Equipment and other rents ......................          329           315
                             Depreciation ...................................          292           282
                             Fuel and utilities .............................          352           311
                             Materials and supplies .........................          139           156
                             Casualty costs .................................           98            94
                             Other costs ....................................          209           231
                                                                                ----------    ----------
                             Total ..........................................        2,504         2,454
                                                                                ----------    ----------
INCOME                       Operating Income ...............................          439           452
                             Other income - net .............................           30            20
                             Interest expense ...............................         (181)         (182)
                                                                                ----------    ----------
                             Income before Income Taxes .....................          288           290
                             Income taxes ...................................         (107)         (105)
                                                                                ----------    ----------
                             Net Income .....................................   $      181    $      185
                                                                                ----------    ----------
PER SHARE                    Basic - Net Income .............................   $     0.73    $     0.75
                             Diluted - Net Income ...........................   $     0.72    $     0.74
                                                                                ----------    ----------
                             Weighted Average Number of Shares (Basic) ......        246.9         246.4
                             Weighted Average Number of Shares (Diluted) ....        271.0         269.3
                                                                                ----------    ----------
                             Dividends ......................................   $     0.20    $     0.20
                                                                                ----------    ----------
                             Ratio of Earnings to Fixed Charges .............          2.4           2.6
                                                                                ----------    ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Corporation and Subsidiary Companies


                                                                                       (unaudited)
                                                                                        March 31,      Dec. 31,
                           Millions of Dollars                                             2001          2000
                                                                                        ----------    ----------
ASSETS
Current Assets             Cash and temporary investments ...........................   $       73    $      105
                           Accounts receivable - net ................................          631           597
                           Inventories ..............................................          340           360
                           Current deferred tax asset ...............................          111            89
                           Other current assets .....................................          147           134
                                                                                        ----------    ----------
                           Total ....................................................        1,302         1,285
                                                                                        ----------    ----------
Investments                Investments in and advances to affiliated companies ......          657           644
                           Other investments ........................................          100            96
                                                                                        ----------    ----------
                           Total ....................................................          757           740
                                                                                        ----------    ----------
Properties                 Cost .....................................................       35,629        35,458
                           Accumulated depreciation .................................       (7,348)       (7,262)
                                                                                        ----------    ----------
                           Net ......................................................       28,281        28,196
                                                                                        ----------    ----------
Other                      Other assets .............................................          412           278
                                                                                        ----------    ----------
                           Total Assets .............................................   $   30,752    $   30,499

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities        Accounts payable .........................................   $      509    $      658
                           Accrued wages and vacation ...............................          434           422
                           Accrued casualty costs ...................................          411           409
                           Income and other taxes ...................................          236           234
                           Dividends and interest ...................................          252           265
                           Debt due within one year .................................          203           207
                           Other current liabilities ................................          705           767
                                                                                        ----------    ----------
                           Total ....................................................        2,750         2,962
                                                                                        ----------    ----------
Other Liabilities and      Debt due after one year ..................................        8,435         8,144
Shareholders' Equity       Deferred income taxes ....................................        7,241         7,143
                           Accrued casualty costs ...................................          805           834
                           Retiree benefits obligation ..............................          748           745
                           Other long-term liabilities ..............................          462           509
                           Commitments and contingencies
                           Company-obligated Mandatorily Redeemable
                             Convertible Preferred Securities .......................        1,500         1,500
                           Common shareholders' equity ..............................        8,811         8,662
                                                                                        ----------    ----------
                           Total Liabilities and Shareholders' Equity ...............   $   30,752    $   30,499
                                                                                        ----------    ----------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Three Months Ended March 31



                              Millions of Dollars                                             2001        2000
                                                                                           ----------    ----------
OPERATING ACTIVITIES          Net Income ...............................................   $      181    $      185
                              Non-cash charges to income:
                                  Depreciation .........................................          292           282
                                  Deferred income taxes ................................           77            91
                                  Other - net ..........................................          (84)          (61)
                              Changes in current assets and  liabilities ...............         (261)         (142)
                                                                                           ----------    ----------
                              Cash Provided by Operating Activities ....................          205           355
                                                                                           ----------    ----------
INVESTING ACTIVITIES          Capital investments ......................................         (361)         (360)
                              Proceeds from sale of assets and other investing
                              activities ...............................................         (133)            6
                                                                                           ----------    ----------
                              Cash Used in Investing Activities ........................         (494)         (354)
                                                                                           ----------    ----------
FINANCING ACTIVITIES          Dividends paid ...........................................          (49)          (52)
                              Debt repaid ..............................................         (214)         (168)
                              Net financings ...........................................          520           104
                                                                                           ----------    ----------
                              Cash Provided by (Used in) Financing Activities ..........          257          (116)
                                                                                           ----------    ----------
                              Net Change in Cash and Temporary Investments .............          (32)         (115)
                              Cash and Temporary Investments at Beginning of Period ....          105           175
                                                                                           ----------    ----------
                              Cash and Temporary Investments at End of Period ..........   $       73    $       60
                                                                                           ----------    ----------

CHANGES IN CURRENT            Accounts receivable ......................................   $      (34)   $      (37)
ASSETS AND LIABILITIES        Inventories ..............................................           20            13
                              Other current assets .....................................          (35)          (28)
                              Accounts, wages and vacation payable .....................         (137)          (25)
                              Debt due within one year .................................           (4)           11
                              Other current liabilities ................................          (71)          (76)
                                                                                           ----------    ----------
                              Total ....................................................   $     (261)   $     (142)
                                                                                           ----------    ----------

SUPPLEMENTAL CASH             Cash paid (received) during the year for:
FLOW INFORMATION                  Interest .............................................   $      197    $      212
                                  Income taxes - net ...................................           --            (3)
                                                                                           ----------    ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY (Unaudited) Union Pacific Corporation and Subsidiary Companies
For the Three Months Ended March 31, 2001


                                                                                         Accumulated Other
                                                                                     Comprehensive Income (Loss)
                                                                               -------------------------------------------
                                                                                 Minimum    Foreign
                                        [a]                            [b]      Pension     Currency
                                      Common   Paid-in-   Retained   Treasury  Liability   Translation  Derivative
Millions of Dollars                   Shares   Surplus    Earnings    Stock    Adjustment  Adjustments  Adjustment  Total   Total
                                     --------  --------   --------   --------  ----------  -----------  ---------- -------  -------
Balance at December 31, 2000 ......  $    688  $  4,024   $  5,699   $ (1,749)  $      (2)  $       2   $      --  $    --  $ 8,662
                                     --------  --------   --------   --------   ---------   ---------   ---------  -------  -------
Net Income ........................        --        --        181         --          --          --          --       --      181
Other Comprehensive Income
  (Loss), net of tax:
     Minimum Pension Liability ....        --        --         --         --          --          --          --       --       --
       Adjustment
     Foreign Currency Translation .        --        --         --         --          --          (4)         --       (4)      (4)
       Adjustments
     Derivative Adjustments .......        --        --         --         --          --          --           1        1        1
                                                                                                                            -------
Comprehensive Income ..............        --        --         --         --          --          --          --       --      178
Conversion, exercises of stock
     options, forfeitures
     and other.....................         1       (18)        --         38          --          --          --       --       21
Dividends declared ($0.20 per
     share) .......................        --        --        (50)        --          --          --          --       --      (50)
                                     --------  --------   --------   --------   ---------   ---------   ---------  -------  -------
Balance at March 31, 2001 .........  $    689  $  4,006   $  5,830   $ (1,711)  $      (2)  $      (2)  $       1  $    (3) $ 8,811
                                     --------  --------   --------   --------   ---------   ---------   ---------  -------  -------


 [a] Common stock $2.50 par value; 500,000,000 shares authorized; 275,233,975 shares issued at beginning of period; 275,494,350 shares issued at end of period.

 [b] 27,860,454 treasury shares at end of period, at cost.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

         UNION PACIFIC CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Statement of Consolidated Financial Position at December 31, 2000 is derived from audited financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation's (the Corporation or UPC) Annual Report to Shareholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001. Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation.

2. SEGMENTATION - Union Pacific Corporation consists of one reportable segment, rail, and UPC's other product lines (other operations). The rail segment includes the operations of the Corporation's wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR's subsidiaries and rail affiliates (collectively, the Railroad). Other operations include the trucking product line (Overnite Transportation Company or Overnite), as well as the "other" product lines that include the corporate holding company (which largely supports the Railroad), Fenix LLC and affiliated technology companies (Fenix), self-insurance activities, and all appropriate consolidating entries.

         The following tables detail reportable financial information for UPC's rail segment and other operations for the three months ended March 31, 2001 and 2000, respectively:



                                            Three Months Ended
                                          -----------------------
                                           March 31,    March 31,
Millions of Dollars                          2001         2000
                                          ----------   ----------

Operating revenues [a]:
     Rail ..............................  $    2,655   $    2,630
     Trucking ..........................         280          269
     Other .............................           8            7
                                          ----------   ----------
     Consolidated ......................  $    2,943   $    2,906
                                          ----------   ----------
Operating income (loss):
     Rail ..............................  $      449   $      465
     Trucking ..........................           9            1
     Other .............................         (19)         (14)
                                          ----------   ----------
     Consolidated ......................  $      439   $      452
                                          ----------   ----------
Assets:
     Rail ..............................  $   29,664   $   28,914
     Trucking ..........................         659          671
     Other .............................         429          324
                                          ----------   ----------
     Consolidated ......................  $   30,752   $   29,909
                                          ----------   ----------


[a] The Corporation has no significant intercompany sales activities.

3.   ACQUISITIONS

     SOUTHERN PACIFIC - UPC consummated the acquisition of Southern Pacific (SP) in September 1996 for $4.1 billion. Sixty percent of the outstanding Southern Pacific common shares were converted into UPC common stock, and the remaining 40% of the outstanding shares were acquired for cash. UPC initially funded the cash portion of the acquisition with credit facility borrowings, all of which have been subsequently refinanced with other borrowings. The acquisition of Southern Pacific has been accounted for using the purchase method and was fully consolidated into UPC's results beginning October 1996.

     Merger Consolidation Activities - In connection with the acquisition and continuing integration of UPRR and Southern Pacific's rail operations, UPC will complete the elimination of 5,200 duplicate positions in 2001, primarily employees involved in activities other than train, engine and yard activities. UPC will also complete the relocation of 4,700 positions, merging or disposing of redundant facilities, and disposing of certain rail lines. In addition, the Corporation will cancel and settle the remaining uneconomical and duplicative SP contracts, including payroll-related contractual obligations in accordance with the original merger plan.

     Merger Liabilities - In 1996, UPC recognized a $958 million pre-tax liability in the SP purchase price allocation for costs associated with SP's portion of these activities. Merger liability activity reflected cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. In addition, where merger implementation has varied from the original merger plan, the Corporation has adjusted the merger liability and the fair value allocation of SP's purchase price to fixed assets to eliminate the variance. Where the merger implementation has caused the Corporation to incur more costs than were envisioned in the original merger plan, such costs are charged to expense in the period incurred. For the three months ended March 31, 2001, the Corporation charged $2 million against the merger liability. The remaining merger payments will be made during 2001 as labor negotiations are completed and implemented, and related merger consolidation activities are finalized.

     The components of the merger liability as of March 31, 2001 were as follows:


                                                                 Original    Cumulative   Mar. 31, 2001
Millions of Dollars                                             Liability     Activity     Liability
                                                              ------------  ------------  -------------

Labor protection related to legislated and contractual
     obligations ...........................................  $        361  $        361  $         --
Severance and related costs ................................           343           273            70
Contract cancellation fees and facility and line closure
     costs .................................................           145           141             4
Relocation costs ...........................................           109            96            13
                                                              ------------  ------------  ------------
Total ......................................................  $        958  $        871  $         87
                                                              ------------  ------------  ------------


4.       FINANCIAL INSTRUMENTS

     ADOPTION OF STANDARD - Effective January 1, 2001, the Corporation adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) and Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 133 and FAS 138 requires that the changes in fair value of all derivative financial instruments the Corporation uses for fuel or interest rate hedging purposes be recorded in the Corporation's consolidated statements of financial position. In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Corporation's operations, income statement recognition of the ineffective portion of the hedge position will be required. The adoption of FAS 133 and FAS 138 resulted in the recognition of a $2 million asset on January 1, 2001. Activity through March 31, 2001, is disclosed within the following narrative and tables.

     STRATEGY AND RISK - The Corporation and its subsidiaries use derivative financial instruments in limited instances and for other than trading purposes to manage risk related to changes in fuel prices and interest rates. The Corporation uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price and rate movements and hedge the exposure to variable cash flows. The use of these instruments also limits future gains from favorable movements. The purpose of these programs is to protect the Corporation's operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

     MARKET AND CREDIT RISK - The Corporation addresses market risk related to derivative financial instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. The total credit risk associated with the Corporation's counterparties was $2 million at both March 31, 2001 and December 31, 2000. The Corporation has not been required to provide collateral; however, UPC has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

     DETERMINATION OF FAIR VALUE - The fair market values of the Corporation's derivative financial instrument positions at March 31, 2001 and December 2000, detailed below, were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate and swap spread.

     INTEREST RATE STRATEGY - The Corporation manages its overall exposure to fluctuations in interest rates by adjusting the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of each as debt matures or as incremental borrowings are required. Derivatives are used in limited circumstances as one of the tools to obtain the targeted mix. In addition, the Corporation also obtains additional flexibility in managing interest costs and the interest rate mix within its debt portfolio by issuing callable fixed-rate debt securities.

     FUEL STRATEGY - Fuel costs are a significant portion of the Corporation's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Corporation's transportation subsidiaries periodically use swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes.

         The following is a summary of the Corporation's derivative financial instruments at March 31, 2001 and December 31, 2000:


Millions                                                                  March 31,     December 31,
Except Percentages and Average Commodity Prices                            2001            2000
                                                                        -------------   -------------
Interest Rate Hedging:
     Amount of debt hedged ...........................................             --              --
     Percentage of total debt portfolio ..............................             --              --
Rail Fuel Hedging:
     Number of gallons hedged for the remainder of 2001 [a] ..........             76             101
     Percentage of forecasted 2001 fuel consumption hedged ...........              8%              8%
     Average price of 2001 hedges outstanding (per gallon) [b] .......  $        0.68   $        0.68
Trucking Fuel Hedging:
     Number of gallons hedged for  the remainder of 2001 .............             --              --
     Percentage of forecasted 2001 fuel consumption hedged ...........             --              --
     Average price of 2001 hedges outstanding (per gallon) [b] .......             --              --
                                                                        -------------   -------------

      [a] Rail fuel hedging transactions expire December 31, 2001.

      [b] Excluding taxes, transportation costs and regional pricing spreads.

         The asset and liability positions of the Corporation's outstanding derivative financial instruments at March 31, 2001 and December 31, 2000 were as follows:


                                                                           March 31,   December 31,
Millions of Dollars                                                          2001          2000
                                                                        -------------  -------------
Interest Rate Hedging:
     Gross fair market asset position ................................  $          --  $          --
     Gross fair market (liability) position ..........................             --             --
Rail Fuel Hedging:
     Gross fair market asset position ................................              2              2
     Gross fair market (liability) position ..........................             --             --
Trucking Fuel Hedging:
     Gross fair market asset position ................................             --             --
     Gross fair market (liability) position ..........................             --             --
                                                                        -------------  -------------
Total net asset position .............................................  $           2  $           2
                                                                        -------------  -------------

         These positions will be reclassified from accumulated other comprehensive income to fuel expense over the next nine months as fuel is consumed.

         The Corporation's use of derivative financial instruments had the following impact on pre-tax income for the three months ended March 31, 2001 and March 31, 2000:


                                                                        Three Months Ended March 31,
                                                                        ----------------------------
Millions of Dollars                                                         2001           2000
                                                                        -------------  -------------

Decrease in fuel expense from rail fuel hedging ......................  $           2  $          10
Decrease in fuel expense from trucking fuel hedging ..................             --              1
                                                                        -------------  -------------
Increase in pre-tax income ...........................................  $           2  $          11
                                                                        -------------  -------------

         At March 31, 2001, there was no ineffectiveness recorded within fuel expense for hedging.

     SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary (the Subsidiary). The Subsidiary is collateralized by a $66 million note from UPRR. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At March 31, 2001 and December 31, 2000, accounts receivable are presented net of $600 million receivables sold.

5.   DEBT

     CREDIT FACILITIES - On March 31, 2001, the Corporation had $2.0 billion in revolving credit facilities, of which $1.0 billion expires in March 2002, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2001 and March 2000, respectively, are designated for general corporate purposes.

     CONVERTIBLE PREFERRED SECURITIES - Union Pacific Capital Trust (the Trust), a statutory business trust sponsored and wholly owned by the Corporation, has issued $1.5 billion aggregate liquidation amount of 6-1/4% Convertible Preferred Securities (the CPS). Each of the CPS has a stated liquidation amount of $50 and is convertible, at the option of the holder, into shares of UPC's common stock, par value $2.50 per share (the Common Stock), at the rate of 0.7257 shares of Common Stock for each of the CPS, equivalent to a conversion price of $68.90 per share of Common Stock, subject to adjustment under certain circumstances. The CPS accrue and pay cash distributions quarterly in arrears at the annual rate of 6-1/4% of the stated liquidation amount. The Corporation owns all of the common securities of the Trust. The proceeds from the sale of the CPS and the common securities of the Trust were invested by the Trust in $1.5 billion aggregate principal amount of the Corporation's Convertible Junior Subordinated Debentures due 2028, which debentures represent the sole assets of the Trust. For financial reporting purposes, the Corporation has recorded distributions payable on the CPS as an interest charge to earnings in the consolidated statements of income.

     SHELF REGISTRATION STATEMENT - Under currently effective shelf registration statements, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, or warrants for debt securities or preferred stock in one or more offerings. During January 2001, the Corporation issued debt securities totaling $400 million under the shelf registration. At March 31, 2001, the Corporation had $200 million remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities.

6. EARNINGS PER SHARE - The following table provides a reconciliation between basic and diluted earnings per share for the three months ended March 31, 2001 and 2000:


                                                                   Three Months Ended March 31,
Millions, Except Per Share Amounts                                      2001         2000
                                                                   ------------   -------------

Income Statement Data:
     Net income available to common shareholders - Basic ........  $        181   $        185
     Dilutive effect of interest associated with the CPS ........            15             15
                                                                   ------------   ------------
     Net income available to common shareholders - Diluted ......  $        196   $        200
                                                                   ------------   ------------
Weighted-Average Number of Shares Outstanding:
     Basic ......................................................         246.9          246.4
     Dilutive effect of common stock equivalents ................          24.1           22.9
                                                                   ------------   ------------
     Diluted ....................................................         271.0          269.3
                                                                   ------------   ------------
Earnings Per Share:
     Basic ......................................................  $       0.73   $       0.75
     Diluted ....................................................  $       0.72   $       0.74
                                                                   ------------   ------------

7. OTHER INCOME - Other income included the following for the three months ended March 31, 2001 and 2000:


                                                                   Three Months Ended March 31,
Millions of Dollars                                                    2001           2000
                                                                   ------------   ------------

Net gain on non-operating asset dispositions ....................  $         17   $         10
Rental income ...................................................            17             14
Interest income .................................................             2              2
Other - net .....................................................            (6)            (6)
                                                                   ------------   ------------
Total ...........................................................  $         30   $         20
                                                                   ------------   ------------

8. RATIO OF EARNINGS TO FIXED CHARGES - The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges.

9. COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. At March 31, 2001, the Corporation had accrued $174 million for estimated future environmental costs and believes it is reasonably possible that actual environmental costs may differ from such estimate. In addition, the Corporation and its subsidiaries periodically enter into financial and other commitments in connection with their businesses. It is not possible at this time for the Corporation to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Corporation has recorded a liability. The Corporation does not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

10. ACCOUNTING PRONOUNCEMENTS - In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS
     140), replacing Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 was effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS
     125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. Management believes the financial impact that FAS 140 will have on the Corporation's consolidated financial statements will be immaterial.

11. WORK FORCE REDUCTION PLAN - Prompted by signs of an economic slowdown, the Corporation's Board of Directors approved a work force reduction plan (the Plan) in the fourth quarter of 2000. The Plan calls for the elimination of approximately 2,000 Railroad positions during 2001. The positions will be eliminated through a combination of attrition, subsidized early retirement and involuntary layoffs and will affect agreement and non-agreement employees across the entire 23-state Railroad system. As of March 31, 2001, 776 positions had been identified for elimination in accordance with the Plan. Approximately 450 of those eliminations will be made through subsidized early retirements and involuntary layoffs with the remainder coming through attrition.

         The Corporation accrued $115 million pre-tax or $72 million after-tax in the fourth quarter of 2000 for costs related to the Plan. The expense was charged to salaries, wages and employee benefits in the Corporation's 2000 consolidated statement of income. Plan liability activity in 2001 of $17 million reflected severance benefits paid in cash or reclassified to contractual liabilities for future payments to employees severed in the current period.

         Plan liability activity reflects severance for approximately half of the 450 eliminations through March 31, 2001. The remaining termination benefits related to early retirements are expected to be reflected in the second quarter as the early retirement program is completed. The components of the Plan liability and 2001 activity are as follows:


                                                Original            Cumulative       March 31, 2001
Millions of Dollars                            Liability             Activity          Liability
                                               ---------            ----------       --------------

Severance and related costs.........           $    115              $    17            $   98
                                               ---------             -------            ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                              RESULTS OF OPERATIONS

               THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE
                          MONTHS ENDED MARCH 31, 2000

Union Pacific Corporation (UPC or the Corporation) consists of one reportable segment, rail transportation, and UPC's other product lines (Other Operations). The rail segment includes the operations of the Corporation's wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR's subsidiaries and rail affiliates (collectively, the Railroad). Other operations include the trucking product line (Overnite Transportation Company or Overnite), as well as the "other" product lines that include the corporate holding company (which largely supports the Railroad), Fenix LLC and affiliated technology companies (Fenix), and self-insurance activities, and all appropriate consolidating entries (see note 2 to the consolidated financial statements).

CONSOLIDATED

NET INCOME - The Corporation reported net income of $181 million ($0.73 per basic share and $0.72 per diluted share) in the first quarter of 2001 compared to $185 million ($0.75 per basic share and $0.74 per diluted share) in 2000. This decrease resulted primarily from higher fuel prices and wage and benefit inflation, partially offset by higher operating revenue and productivity improvements.

OPERATING REVENUES - Operating revenues increased $37 million (1%) to a first-quarter record $2.9 billion. The growth was driven by higher Energy and Agricultural commodity revenue and by revenue growth at Overnite.

OPERATING EXPENSES - Operating expenses increased $50 million (2%) to $2.5 billion in the first quarter 2001 compared to the first quarter 2000 resulting primarily from higher fuel prices and higher salaries, wages and employee benefits expense. Continued improvement in productivity partially offset higher fuel prices at the Railroad. Salaries, wages, and employee benefits were higher reflecting wage increases and higher benefit costs. Equipment and other rents expense also increased as a result of increased locomotive lease expense and longer car cycle times. Car cycle times were adversely affected by lower automotive volume. Depreciation expense increased, reflecting 2000 and first quarter 2001 capital spending. Fuel and utilities increased as significantly higher fuel prices were slightly offset by favorable fuel hedging (see note 4 to the consolidated financial statements). The decrease in materials and supplies reflects fewer locomotive overhauls in the first quarter and lower running repair costs. The decrease in other costs is associated with productivity gains and focused cost control, partly offset by higher casualty costs.

OPERATING INCOME - Operating income decreased $13 million (3%) to $439 million in 2001, as higher fuel and wage and benefit expenses more than offset higher revenue growth and productivity gains at the Railroad.

NON-OPERATING ITEMS - Other income increased $10 million (50%) from 2000 primarily due to higher real estate gains. Interest expense declined $1 million, as debt levels remained relatively flat. Income taxes for 2001 increased $2 million despite lower net income due to less state incentive credits.

RAIL SEGMENT

NET INCOME - First quarter 2001 net income of $209 million decreased $5 million (2%) compared to the first quarter of 2000. Higher fuel prices, wage inflation, and rent expense were partially offset by higher commodity revenue, productivity gains and higher other income.

OPERATING REVENUES - Rail operating revenues increased $25 million (1%) to a first-quarter record $2.7 billion on 1% commodity revenue gain.

     The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:


                                              Three Months Ended March 31,
Commodity Revenue                         ----------------------------------
In Millions of Dollars                        2001       2000        Change
                                          ----------  ----------  ----------
Agricultural ...........................  $      370  $      350           6%
Automotive .............................         276         290          (5)%
Chemicals ..............................         390         412          (5)%
Energy .................................         593         529          12%
Industrial Products ....................         472         492          (4)%
Intermodal .............................         450         441           2%
                                          ----------  ----------  ----------
Total ..................................  $    2,551  $    2,514           1%
                                          ----------  ----------  ----------


                                             Three Months Ended March 31,
Revenue Carloads                          ----------------------------------
In Thousands                                 2001        2000        Change
                                          ----------  ----------  ----------
Agricultural ...........................         219         221          (1)%
Automotive .............................         185         199          (7)%
Chemicals ..............................         219         232          (5)%
Energy .................................         537         480          12%
Industrial Products ....................         336         355          (5)%
Intermodal .............................         683         687          (1)%
                                          ----------  ----------  ----------
Total ..................................       2,179       2,174          --%
                                          ----------  ----------  ----------





                                              Three Months Ended March 31,
                                          ----------------------------------
Average Revenue Per Car                      2001        2000       Change
                                          ----------  ----------  ----------

Agricultural ...........................  $    1,687  $    1,582           7%
Automotive .............................       1,486       1,456           2%
Chemicals ..............................       1,779       1,777          --
Energy .................................       1,106       1,103          --
Industrial Products ....................       1,405       1,387           1%
Intermodal .............................         659         642           3%
                                          ----------  ----------  ----------
Total ..................................  $    1,171  $    1,156           1%
                                          ----------  ----------  ----------


Agricultural - Revenue increased despite a slight carload decline. Carloads decreased primarily due to weak export demand for corn. Partially offsetting these declines were strong domestic wheat shipments as well as export demand to Mexico and Gulf ports. Average revenue per car was up $105 primarily due to a mix of longer-haul business and selective price increases.

Automotive - Carloads decreased due to weak consumer demand for finished vehicles and high supplier inventories. Materials carloads were also down due to lower production levels. Average revenue per car increased 2% due to greater use of boxcars, rather than containers, to support materials shipments and a lower mix of lower average revenue per car materials shipments.

Chemicals - Carloads decreased due to a slowing economy that reduced demand for plastics and liquid and dry chemicals. High natural gas prices reduced production and demand for plastics and fertilizer. Fertilizer carloads were further reduced due to poor weather in March 2001.

Energy - The Railroad recorded its best quarter ever for revenue, carloads, and average trains per day out of the Southern Powder River Basin. The growth was the result of high utility demand and market share gains. Cool winter weather and higher natural gas prices reduced utility stockpiles compared to a year ago. Delays due to severe weather partially offset these increases.

Industrial Products - Carloads were lower due to an economic slowdown that decreased demand for lumber, construction materials and consumer goods. A weak domestic steel industry also contributed to the decline. Stone carloads were lower as adverse weather in the Southwest resulted in reduced demand for highway construction materials. Average revenue per car increased slightly as a result of declines in lower average revenue per car stone shipments and selected price increases.

Intermodal - Revenue set a first-quarter record due primarily to an increase in average revenue per car. Carloads decreased slightly as the softening economy reduced demand for domestic intermodal shipments. The domestic decline was partially offset by growth in import carloads from Asia. Average revenue per car increased as a result of demand-driven price increases.

OPERATING EXPENSES - Operating expenses increased $41 million (2%), reflecting higher fuel prices, inflation, and higher rent expense partially offset by improved productivity and cost control initiatives.

Salaries, Wages, and Employee Benefits - Labor costs increased $10 million (1%) reflecting wage and benefit increases. Partially offsetting these cost increases were fewer employees and higher train crew productivity.

Equipment and Other Rents - Expenses increased $18 million (6%) due primarily to increased cycle times. Lower automotive carloads were a driver of the increased cycle time as excess cars were temporarily stored at assembly plants and unloading facilities. Locomotive leases also increased rent expense as more units were leased in the first quarter of 2001 compared to 2000.

Depreciation - Expenses increased $10 million (4%), reflecting the 2000 and first quarter 2001 capital programs. Capital spending totaled $355 million in the first quarter 2001 compared to $359 million in 2000.

Fuel and Utilities - Expenses increased $40 million (14%), driven by higher fuel prices and utilities expense. In the first quarter 2001, 32% of the Railroad's fuel consumption was hedged at an average of 69 cents per gallon (excluding taxes, transportation charges, and regional pricing spreads), lowering fuel costs by $2 million. For the first quarter 2000, fuel consumption was 10% hedged at 40 cents per gallon, which resulted in a $10 million decrease in fuel expense. As of March 31, 2001, projected fuel consumption for the remainder of 2001 is 8% hedged at 68 cents per gallon (see note 4 to the Consolidated Financial Statements).

Materials and Supplies - Costs decreased $21 million (15%), reflecting decreases in locomotive overhauls and running repairs as well as freight car repairs.

Casualty Costs - Costs increased $2 million (2%) due to slightly higher settlement costs.

Other Costs - Costs decreased $18 million (9%), reflecting productivity gains and cost control initiatives.

OPERATING INCOME - Operating income decreased $16 million (3%) to $449 million for the first quarter of 2001. The operating ratio in 2001 was 83.1%, 0.8 percentage points higher than 2000's 82.3%.

NON-OPERATING ITEMS - Non-operating expense decreased $13 million (10%) in 2001 due to lower interest expense, higher real estate sales and other miscellaneous items. Income taxes increased $2 million in 2001 over the same period in 2000 reflecting lower state incentive credits partially offset by the tax impact of lower income before income taxes.

OTHER OPERATIONS

TRUCKING PRODUCT LINE

OPERATING REVENUES - Revenue increased $11 million (4%) to $280 million in the first quarter 2001 despite flat volume. The growth resulted from best-ever service performance levels, yield initiatives, a mix of higher-margin traffic, and a fuel surcharge.

OPERATING EXPENSES - Operating expenses increased $3 million (1%) to $271 million in the first quarter 2001. Salaries and benefits costs increased $6 million (4%) to $171 million reflecting wage and benefit increases. Fuel and utilities costs were flat at $18 million as higher fuel prices were offset by improved fuel economy. In the first quarter 2001, Overnite had no fuel hedges. In the first quarter of 2000, fuel consumption was 9% hedged at an average of 39 cents per gallon (excluding taxes, transportation charges, and regional pricing spreads). As of March 31, 2001, no fuel consumption for 2001 is hedged. Depreciation expense was flat at $12 million in the first quarter 2001. Materials and supplies expenses increased $2 million (18%) to $13 million reflecting higher fleet maintenance services. Equipment and other rents decreased $1 million (4%) over 2000 due to higher contract labor expenses in 2000. Other expenses decreased $4 million (10%), primarily due to higher security, legal, and travel expenses in 2000.

OPERATING INCOME - Trucking operations generated operating income of $9 million in the first quarter 2001, an $8 million improvement from 2000. The operating ratio for trucking operations improved to 96.9% in 2001 from 99.8% in 2000.

OTHER PRODUCT LINES

The other product lines include the corporate holding company (which largely supports the Railroad), Fenix LLC, self-insurance activities, and all appropriate consolidating entries (see note 2 to the Consolidated Financial Statements). First quarter operating losses increased $5 million reflecting a slight decrease in revenues and an increase in operating expenses.

              CHANGES IN FINANCIAL CONDITION AND OTHER DEVELOPMENTS

FINANCIAL CONDITION

During the first three months of 2001, cash provided by operations was $205 million, compared to $355 million in 2000. The decline in cash provided from operations was driven by timing of cash payments, changes in working capital and lower net income.

     Cash used in investing activities was $494 million during the first quarter 2001, compared to $354 million in 2000. The year over year change is due to receipt of a cash dividend from an affiliate in 2000 and acquisition of equipment in 2001 that is awaiting financing.

     Cash generated by financing activities was $257 million in the first three months of 2001, compared to a use of $116 million in 2000. The difference is the result of net borrowings of $306 million in 2001 compared to net repayments of $64 million in 2000.

         Including the Convertible Preferred Stock as an equity instrument, the ratio of debt to total capital employed was 45.6% at March 31, 2001 and 45.1% at December 31, 2000.

FINANCING ACTIVITIES

CREDIT FACILITIES - As of March 31, 2001, the Corporation had $2 billion in revolving credit facilities, of which $1 billion expires in 2002, with the remaining $1 billion expiring in 2005. The facilities, which were entered into during March 2001 and March 2000, respectively, are designated for general corporate purposes.

SHELF REGISTRATION STATEMENT - Under currently effective shelf registration statements, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, or warrants for debt securities or preferred stock in one or more offerings. During January 2001, the Corporation issued debt securities amounting to $400 million under the shelf registration. At March 31, 2001, the Corporation had $200 million remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities.

                                  OTHER MATTERS

COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to various federal, state and local environmental laws and regulations, pursuant to which it is are currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, contingent liabilities and guarantees is set forth in note 9 to the consolidated financial statements, which is incorporated herein by reference.

ACCOUNTING PRONOUNCEMENTS - In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replacing Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 was effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. Management believes the financial impact that FAS 140 will have on the Corporation's consolidated financial statements will be immaterial.

                             CAUTIONARY INFORMATION

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Disclosure concerning market risk-sensitive instruments is set forth in note 4 to the Consolidated Financial Statements included in Item 1 of Part I of this Report and is incorporated herein by reference.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

As previously reported, in March 1998, the Railroad received notice that the Railroad and Clean Harbors, a waste disposal firm, were the subjects of a criminal investigation by the Environmental Protection Agency (EPA) and the Federal Bureau of Investigation. Tank cars containing hazardous waste billed to Clean Harbors' transload facility in Sterling, Colorado were held in the Railroad's Sterling, Colorado rail yard for periods longer than ten days prior to placement in Clean Harbors' facility, allegedly in violation of hazardous waste regulations. The Railroad cooperated with the investigation and responded to grand jury subpoenas. A finding of violation could have resulted in significant criminal or civil penalties. The EPA has notified the Railroad verbally that the investigation has been concluded and that no charges will be brought against the Railroad. The EPA also instructed the Railroad to retrieve the documents it produced in response to the subpoenas. The documents have been retrieved. Although no written confirmation has been received, the Railroad anticipates no further legal action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The annual meeting of shareholders of the Corporation was held on April 20, 2001.

           (b) At the Annual Meeting, the Corporation's shareholders voted for the election of Philip F. Anschutz (219,582,280 shares in favor; 5,843,354 shares withheld), E. Virgil Conway (220,386,205 shares in favor; 5,039,429 shares withheld), Richard K. Davidson (223,153,115 shares in favor; 2,272,519 shares withheld), Thomas J. Donohue (223,446,120 shares in favor; 1,979,514 shares withheld), A. W. Dunham (223,443,276 shares in favor; 1,982,358 shares withheld), Spencer F. Eccles (223,420,789 shares in favor; 2,004,845 shares withheld), Ivor
                  J. Evans (223,393,341 shares in favor; 2,032,293 shares withheld), Elbridge T. Gerry, Jr. (223,413,008 shares in favor; 2,012,626 shares withheld), Judith Richards Hope (220,525,867 shares in favor; 4,899,767 shares withheld), Richard J. Mahoney (223,379,593 shares in favor; 2,046,041 shares withheld), Steven R. Rogel (223,452,308 shares in favor; 1,973,326 shares withheld), R. D. Simmons (223,352,472 shares in favor; 2,073,162 shares withheld), E. Zedillo (223,177,536 shares in favor; 2,248,098 shares withheld), as directors of the Corporation. In addition, the Corporation's shareholders voted to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Corporation (222,680,008 shares in favor; 1,681,207 shares against, 1,064,419 shares withheld); voted to approve the Union Pacific 2001 Stock Incentive Plan (194,659,916 shares in favor; 28,692,101 shares against, 2,073,616 shares withheld); voted to approve a shareholder proposal regarding confidential voting (119,476,386 shares in favor; 73,695,346 shares against, 3,447,211 shares withheld and 28,806,691 shares not voted by brokers); and voted not to approve a shareholder proposal regarding Chairman of the Board (41,810,010 shares in favor; 153,156,020 shares against, 3,572,213 shares withheld and 26,887,391 shares not voted by brokers).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              10(a) UPC 2001 Stock Incentive Plan incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K dated March 8, 2001.

              10(b) UP Shares Stock Option Plan of UPC incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-57958) dated March 30, 2001.

              12           Computation of ratio of earnings to fixed charges.

         (b)  REPORTS ON FORM 8-K

              On January 18, 2001, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the fourth quarter of 2000.

              On March 8, 2001, UPC filed a Current Report on Form 8-K filing the Union Pacific Corporation 2001 Stock Incentive Plan considered for approval at the UPC 2001 Annual Meeting of Shareholders.

              On April 26, 2001, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the first quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 15, 2001



                      UNION PACIFIC CORPORATION
                      (Registrant)

                      By /s/ Richard J. Putz
                         ------------------------------------------------------
                         Richard J. Putz
                         Vice President and Controller
                         (Chief Accounting Officer and Duly Authorized Officer)

                            UNION PACIFIC CORPORATION
                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

   12          Computation of ratio of earnings to fixed charges.