Form 10-Q
period 2001-06-30
UNION PACIFIC CORP
filed 2001-08-14
CIK 100885

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

        As of July 31, 2001, there were 248,345,605 shares of the Registrant's Common Stock outstanding.

                            UNION PACIFIC CORPORATION
                                      INDEX

                                                                                               Page Number
                                                                                               -----------
                                        PART I. FINANCIAL INFORMATION

Item 1:      Consolidated Financial Statements:

             CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                   For the Three Months Ended June 30, 2001 and 2000........................         1

             CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                   For the Six Months Ended June 30, 2001 and 2000..........................         2

             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   At June 30, 2001 (Unaudited) and December 31, 2000.......................         3

             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   For the Six Months Ended June 30, 2001 and 2000..........................         4

             CONSOLIDATED STATEMENT OF CHANGES IN COMMON
             SHAREHOLDERS' EQUITY (Unaudited)
                   For the Six Months Ended June 30, 2001...................................         5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).........................       6-12

Item 2:      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................................       13-20

Item 3:      Quantitative and Qualitative Disclosures About Market Risk.....................        20


                                        PART II. OTHER INFORMATION

Item 1:      Legal Proceedings..............................................................       20-21

Item 6:      Exhibits and Reports on Form 8-K...............................................        21

Signatures..................................................................................        22



                                       (i)

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Three Months Ended June 30,

                             Millions, Except Per Share and Ratios                         2001        2000
                                                                                          ------      ------
OPERATING REVENUES           Rail, trucking and other ..............................      $2,998      $2,966
                                                                                          ------      ------
OPERATING EXPENSES           Salaries, wages and employee benefits..................       1,063       1,040
                             Equipment and other rents..............................         331         310
                             Depreciation ..........................................         293         283
                             Fuel and utilities ....................................         338         311
                             Materials and supplies.................................         145         155
                             Casualty costs.........................................          87          84
                             Other costs............................................         247         241
                                                                                          ------      ------
                             Total..................................................       2,504       2,424
                                                                                          ------      ------
INCOME                       Operating Income.......................................         494         542
                             Other income - net ....................................          75          24
                             Interest expense ......................................        (178)       (180)
                                                                                          ------      ------
                             Income before Income Taxes.............................         391         386
                             Income taxes...........................................        (148)       (142)
                                                                                          ------      ------
                             Net Income.............................................      $  243      $  244
                                                                                          ------      ------
PER SHARE                    Basic - Net Income.....................................      $ 0.98      $ 0.99
                             Diluted - Net Income...................................      $ 0.95      $ 0.96
                                                                                          ------      ------
                             Weighted Average Number of Shares (Basic)..............       247.7       246.4
                             Weighted Average Number of Shares (Diluted)............       271.9       269.4
                                                                                          ------      ------
                             Dividends Declared.....................................      $ 0.20      $ 0.20
                                                                                          ------      ------
                             Ratio of Earnings to Fixed Charges ....................         3.1         2.7
                                                                                          ------      ------



        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Six Months Ended June 30,

                             Millions, Except Per Share and Ratios                         2001        2000
                                                                                          ------      ------
OPERATING REVENUES           Rail, trucking and other ..............................      $5,941      $5,872
                                                                                          ------      ------
OPERATING EXPENSES           Salaries, wages and employee benefits..................       2,148       2,105
                             Equipment and other rents..............................         660         625
                             Depreciation ..........................................         585         565
                             Fuel and utilities ....................................         690         622
                             Materials and supplies.................................         284         311
                             Casualty costs.........................................         185         178
                             Other costs............................................         456         472
                                                                                          ------      ------
                             Total..................................................       5,008       4,878
                                                                                          ------      ------
INCOME                       Operating Income.......................................         933         994
                             Other income - net ....................................         105          44
                             Interest expense ......................................        (359)       (362)
                                                                                          ------      ------
                             Income before Income Taxes.............................         679         676
                             Income taxes...........................................        (255)       (247)
                                                                                          ------      ------
                             Net Income.............................................      $  424      $  429
                                                                                          ------      ------
PER SHARE                    Basic - Net Income.....................................      $ 1.71      $ 1.74
                             Diluted - Net Income...................................      $ 1.67      $ 1.70
                                                                                          ------      ------
                             Weighted Average Number of Shares (Basic)..............       247.3       246.4
                             Weighted Average Number of Shares (Diluted)............       271.4       269.4
                                                                                          ------      ------
                             Dividends Declared.....................................      $ 0.40      $ 0.40
                                                                                          ------      ------
                             Ratio of Earnings to Fixed Charges ....................         2.8         2.6
                                                                                          ------      ------

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Corporation and Subsidiary Companies

                                                                                     (Unaudited)
                                                                                       June 30,    Dec. 31,
                           Millions of Dollars                                           2001        2000
                                                                                       --------    --------
ASSETS
Current Assets             Cash and temporary investments........................      $   130     $   105
                           Accounts receivable - net ............................          640         597
                           Inventories...........................................          309         360
                           Current deferred tax asset............................          118          89
                           Other current assets..................................          162         134
                                                                                       -------     -------
                           Total.................................................        1,359       1,285
                                                                                       -------     -------
Investments                Investments in and advances to affiliated companies...          667         644
                           Other investments.....................................          100          96
                                                                                       -------     -------
                           Total.................................................          767         740
                                                                                       -------     -------
Properties                 Cost..................................................       35,755      35,458
                           Accumulated depreciation..............................       (7,330)     (7,262)
                                                                                       -------     -------
                           Net...................................................       28,425      28,196
                                                                                       -------     -------
Other                      Other assets..........................................          440         278
                                                                                       -------     -------
                           Total Assets..........................................      $30,991     $30,499
                                                                                       -------     -------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities        Accounts payable......................................      $   580     $   658
                           Accrued wages and vacation............................          433         422
                           Accrued casualty costs................................          407         409
                           Income and other taxes................................          251         234
                           Dividends and interest................................          260         265
                           Debt due within one year .............................          200         207
                           Other current liabilities ............................          627         767
                                                                                       -------     -------
                           Total.................................................        2,758       2,962
                                                                                       -------     -------
Other Liabilities and      Debt due after one year ..............................        8,299       8,144
Shareholders' Equity       Deferred income taxes.................................        7,377       7,143
                           Accrued casualty costs................................          772         834
                           Retiree benefits obligation...........................          751         745
                           Other long-term liabilities ..........................          501         509
                           Commitments and contingencies
                           Company-obligated Mandatorily Redeemable
                             Convertible Preferred Securities ...................        1,500       1,500
                           Common shareholders' equity ..........................        9,033       8,662
                                                                                       -------     -------
                           Total Liabilities and Shareholders' Equity............      $30,991     $30,499
                                                                                       -------     -------

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Six Months Ended June 30

                             Millions of Dollars                                          2001         2000
                                                                                         ------       ------
OPERATING ACTIVITIES         Net Income..............................................    $  424       $  429
                             Non-cash charges to income:
                                 Depreciation........................................       585          565
                                 Deferred income taxes...............................       203          200
                                 Other - net.........................................      (116)        (134)
                             Changes in current assets and liabilities...............      (253)         (26)
                                                                                         ------       ------
                             Cash Provided by Operating Activities...................       843        1,034
                                                                                         ------       ------
INVESTING ACTIVITIES         Capital investments.....................................      (792)        (817)
                             Proceeds from sale of assets and other investing
                               activities............................................      (111)        (155)
                                                                                         ------       ------
                             Cash Used in Investing Activities.......................      (903)        (972)
                                                                                         ------       ------
FINANCING ACTIVITIES         Dividends paid..........................................       (99)        (101)
                             Debt repaid ............................................      (439)        (539)
                             Financings..............................................       623          475
                                                                                         ------       ------
                             Cash Provided by (Used in) Financing Activities.........        85         (165)
                                                                                         ------       ------
                             Net Change in Cash and Temporary Investments............        25         (103)
                             Cash and Temporary Investments at Beginning of Period...       105          175
                                                                                         ------       ------
                             Cash and Temporary Investments at End of Period.........    $  130       $   72
                                                                                         ------       ------
CHANGES IN CURRENT           Accounts receivable.....................................    $  (43)      $   12
ASSETS AND LIABILITIES       Inventories.............................................        51           13
                             Other current assets....................................       (57)          (8)
                             Accounts, wages and vacation payable....................       (67)          56
                             Debt due within one year................................        (7)          (8)
                             Other current liabilities...............................      (130)         (91)
                                                                                         ------       ------
                             Total...................................................    $ (253)      $  (26)
                                                                                         ------       ------
SUPPLEMENTAL CASH            Cash paid during the year for:
FLOW INFORMATION                 Interest............................................    $  371       $  397
                                 Income taxes - net..................................         1            7
                                                                                         ------       ------

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY (Unaudited) Union Pacific Corporation and Subsidiary Companies
For the Six Months Ended June 30, 2001

                                                                                             Accumulated Other
                                                                                        Comprehensive Income (Loss)
                                                                               --------------------------------------------
                                                                               Minimum      Foreign
                                         [a]                             [b]   Pension      Currency
                                      Common  Paid-in-   Retained   Treasury   Liability    Translation  Derivative
Millions of Dollars                   Shares   Surplus   Earnings      Stock   Adjustment   Adjustments  Adjustments  Total  Total
                                      ------  --------   --------   --------   ----------   -----------  -----------  -----  ------
Balance at December 31, 2000 .......  $  688  $  4,024   $  5,699   $ (1,749)  $       (2)  $         2  $        --  $  --  $8,662
                                      ------  --------   --------   --------   ----------   -----------  -----------  -----  ------

Net Income .........................      --        --        424         --           --            --           --     --     424

Other Comprehensive Income
  (Loss), net of tax:

     Minimum Pension Liability
     Adjustment ....................      --        --         --         --           --            --           --     --      --

     Foreign Currency Translation
     Adjustments ...................      --        --         --         --           --             4           --      4       4

     Derivative Adjustments ........      --        --         --         --           --            --           --     --      --
                                                                                                                             ------
Comprehensive Income ...............     428

Conversion, exercises of stock
  options, forfeitures and other ...       1       (37)        --         78           --            --           --     --      42

Dividends declared ($0.40 per
  share) ...........................      --        --        (99)        --           --            --           --     --     (99)
                                      ------  --------   --------   --------   ----------   -----------  -----------  -----  ------
Balance at June 30, 2001 ...........  $  689  $  3,987   $  6,024   $ (1,671)  $       (2)  $         6           --  $   4  $9,033
                                      ------  --------   --------   --------   ----------   -----------  -----------  -----  ------

     [a] Common stock $2.50 par value; 500,000,000 shares authorized; 275,233,975 shares issued at beginning of period; 275,488,325 shares issued at end of period.

     [b]  27,183,695 treasury shares at end of period, at cost.

--------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Statement of Consolidated Financial Position at December 31, 2000 is derived from audited financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation's (the Corporation or UPC) Annual Report to Shareholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001. Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation.

2. SEGMENTATION - Union Pacific Corporation consists of two reportable segments, rail and trucking, and UPC's other product lines (other operations). The rail segment includes the operations of the Corporation's wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR's subsidiaries and rail affiliates (collectively, the Railroad). The trucking segment includes the Corporation's wholly owned subsidiary, Overnite Transportation Company (Overnite). The Corporation's "other" product lines are comprised of the corporate holding company (which largely supports the Railroad), Fenix LLC and affiliated technology companies (Fenix), self-insurance activities, and all appropriate consolidating entries.

          The following table details reportable financial information for UPC's segments and other operations for the three months and six months ended June 30, 2001 and 2000:

                                  Three Months Ended      Six Months Ended
                                 --------------------    --------------------
                                 June 30,    June 30,    June 30,    June 30,
Millions of Dollars                2001        2000        2001        2000
                                 --------    --------    --------    --------
Operating revenues[a]:
     Rail ....................   $  2,700    $  2,674    $  5,355    $  5,304
     Trucking ................        290         283         570         552
     Other ...................          8           9          16          16
                                 --------    --------    --------    --------
     Consolidated ............   $  2,998    $  2,966    $  5,941    $  5,872
                                 --------    --------    --------    --------
Operating income (loss):
     Rail ....................   $    491    $    539    $    940    $  1,004
     Trucking ................         16          17          25          17
     Other ...................        (13)        (14)        (32)        (27)
                                 --------    --------    --------    --------
     Consolidated ............   $    494    $    542    $    933    $    994
                                 --------    --------    --------    --------
Assets:
     Rail ....................   $ 29,827    $ 29,087    $ 29,827    $ 29,087
     Trucking ................        654         657         654         657
     Other ...................        510         458         510         458
                                 --------    --------    --------    --------
     Consolidated ............   $ 30,991    $ 30,202    $ 30,991    $ 30,202
                                 --------    --------    --------    --------

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

     Merger Liabilities - In 1996, UPC recognized a $958 million pre-tax liability in the SP purchase price allocation for costs associated with SP's portion of these activities. Merger liability activity reflected cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. In addition, where merger implementation has varied from the original merger plan, the Corporation has adjusted the merger liability and the fair value allocation of SP's purchase price to fixed assets to eliminate the variance. Where the merger implementation has caused the Corporation to incur more costs than were envisioned in the original merger plan, such costs are charged to expense in the period incurred. For the three months and six months ended June 30, 2001, the Corporation charged $9 million and $11 million, respectively, against the merger liability. The remaining merger payments will be made during 2001 as labor negotiations are implemented, and related merger consolidation activities are finalized.

     The components of the merger liability as of June 30, 2001 were as follows:

                                                                Original   Cumulative   June 30, 2001
Millions of Dollars                                            Liability    Activity      Liability
                                                               ---------   ----------   -------------
Labor protection related to legislated and contractual
     obligations ...........................................   $     361   $      361   $          --
Severance and related costs ................................         343          281              62
Contract cancellation fees and facility and line closure
     costs .................................................         145          141               4
Relocation costs ...........................................         109           97              12
                                                               ---------   ----------   -------------
Total ......................................................   $     958   $      880   $          78
                                                               ---------   ----------   -------------

4.   FINANCIAL INSTRUMENTS

     ADOPTION OF STANDARD - Effective January 1, 2001, the Corporation adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) and Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 133 and FAS 138 requires that the changes in fair value of all derivative financial instruments the Corporation uses for fuel or interest rate hedging purposes be recorded in the Corporation's consolidated statements of financial position. In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Corporation's operations, income statement recognition of the ineffective portion of the hedge position will be required. The adoption of FAS 133 and FAS 138 resulted in the recognition of a $2 million asset on January 1, 2001. Activity through June 30, 2001, is disclosed within the following narrative and tables.

     STRATEGY AND RISK - The Corporation and its subsidiaries use derivative financial instruments in limited instances and for other than trading purposes to manage risk related to changes in fuel prices and to achieve the Corporation's interest rate objectives. The Corporation uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future gains from favorable movements. The Corporation uses interest rate swaps to manage its exposure to interest rate changes. The purpose of these programs is to protect the Corporation's operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

     MARKET AND CREDIT RISK - The Corporation addresses market risk related to derivative financial instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. There was no credit risk associated with the Corporation's counterparties at June 30, 2001. There was a $2 million credit risk associated with the Corporation's counterparties at December 31, 2000. The Corporation has not been required to provide collateral; however, UPC has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

     DETERMINATION OF FAIR VALUE - The fair market values of the Corporation's derivative financial instrument positions at June 30, 2001 and December 31, 2000, detailed below, were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate and swap spread.

     INTEREST RATE STRATEGY - The Corporation manages its overall exposure to fluctuations in interest rates by adjusting the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of each as debt matures or as incremental borrowings are required. Derivatives are used as one of the tools to obtain the targeted mix. In addition, the Corporation also obtains additional flexibility in managing interest costs and the interest rate mix within its debt portfolio by issuing callable fixed-rate debt securities.

          In May 2001, the Corporation entered into an interest rate swap on $200 million of debt with a maturity date of May 2004. The swap allowed the Corporation to convert the debt from a fixed rate to a variable rate and thereby hedge the risk of changes in the debt's fair value attributable to the changes in the benchmark interest rate (LIBOR). The swap has been accounted for using the short-cut method as allowed by FAS 133; and therefore, no ineffectiveness has been recorded within the Corporation's consolidated financial statements.

     FUEL STRATEGY - Fuel costs are a significant portion of the Corporation's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Corporation's transportation subsidiaries periodically use swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes.

          The following is a summary of the Corporation's derivative financial instruments at June 30, 2001 and December 31, 2000:

Millions                                                                 June 30,    December 31,
Except Percentages and Average Commodity Prices                            2001         2000
                                                                         --------    ------------
Interest Rate Hedging:
     Amount of debt hedged ...........................................   $    200    $         --
     Percentage of total debt portfolio ..............................          2%             --
Rail Fuel Hedging:
     Number of gallons hedged for the remainder of 2001 [a] ..........         50             101
     Percentage of forecasted 2001 fuel consumption hedged ...........          8%              8%
     Average price of 2001 hedges outstanding (per gallon) [b] .......   $   0.68    $       0.68
Trucking Fuel Hedging:
     Number of gallons hedged for  the remainder of 2001 .............         --              --
     Percentage of forecasted 2001 fuel consumption hedged ...........         --              --
     Average price of 2001 hedges outstanding (per gallon) [b] .......         --              --
                                                                         --------    ------------

     [a]  Rail fuel hedges expire December 31, 2001.

     [b]  Excluding taxes, transportation costs and regional pricing spreads.

          The asset and liability positions of the Corporation's outstanding derivative financial instruments at June 30, 2001 and December 31, 2000 were as follows:

                                                     June 30,   December 31,
Millions of Dollars                                    2001         2000
                                                     --------   ------------
Interest Rate Hedging:
     Gross fair market asset position ............   $     --   $         --
     Gross fair market (liability) position ......         --             --
Rail Fuel Hedging:
     Gross fair market asset position ............         --              2
     Gross fair market (liability) position ......         --             --
Trucking Fuel Hedging:
     Gross fair market asset position ............         --             --
     Gross fair market (liability) position ......         --             --
                                                     --------   ------------
Total net asset position .........................   $     --   $          2
                                                     --------   ------------

          Rail fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the next six months as fuel is consumed.

          The Corporation's use of derivative financial instruments had the following impact on pre-tax income for the three months and six months ended June 30, 2001 and June 30, 2000:

                                                                  Three Months           Six Months
                                                                  Ended June 30,        Ended June 30,
                                                               -------------------   -------------------
Millions of Dollars                                              2001       2000       2001       2000
                                                               --------   --------   --------   --------
Decrease in interest expense from interest rate hedging ....   $     --   $     --   $     --   $     --
Decrease in fuel expense from rail fuel hedging ............          2         10          4         20
Decrease in fuel expense from trucking fuel hedging ........         --         --         --          1
                                                               --------   --------   --------   --------
Increase in pre-tax income .................................   $      2   $     10   $      4   $     21
                                                               --------   --------   --------   --------

          At June 30, 2001, there was no ineffectiveness recorded within fuel expense for hedging.

     SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At June 30, 2001 and December 31, 2000, accounts receivable are presented net of approximately $600 million receivables sold.

5.   DEBT

     CREDIT FACILITIES - On June 30, 2001, the Corporation had $2.0 billion in revolving credit facilities, of which $1.0 billion expires in March 2002, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2001 and March 2000, respectively, are designated for general corporate purposes.

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

     SHELF REGISTRATION STATEMENT AND SIGNIFICANT NEW BORROWINGS - During May 2001, under an existing shelf registration statement, the Corporation issued the remaining $200 million of debt securities available as fixed rate debt with a maturity date of May 25, 2004. Simultaneously, the Corporation entered into a swap converting the debt from a fixed rate to a variable rate (see note 4 to the consolidated financial statements). The proceeds from the issuance of this debt were used for repayment of debt and other general corporate purposes.

          In June 2001, the Corporation filed a $1.0 billion shelf registration statement, which became effective June 14, 2001. Under the shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. The total offering price of these securities, in the aggregate, will not exceed $1.0 billion. At June 30, 2001, the Corporation had $1.0 billion remaining for issuance under this shelf registration. The Corporation has no immediate plans to issue equity securities.

6. EARNINGS PER SHARE - The following table provides a reconciliation between basic and diluted earnings per share for the three months and six months ended June 30, 2001 and 2000:

                                                                       Three Months            Six Months
                                                                      Ended June 30,         Ended June 30,
                                                                    -------------------   -------------------
Millions, Except Per Share Amounts                                    2001       2000       2001       2000
                                                                    --------   --------   --------   --------
Income Statement Data:
     Net income available to common shareholders - Basic ........   $    243   $    244   $    424   $    429
     Dilutive effect of interest associated with the CPS ........         15         15         30         30
                                                                    --------   --------   --------   --------
     Net income available to common shareholders - Diluted ......   $    258   $    259   $    454   $    459
                                                                    --------   --------   --------   --------
Weighted-Average Number of Shares Outstanding:
     Basic ......................................................      247.7      246.4      247.3      246.4
     Dilutive effect of common stock equivalents ................       24.2       23.0       24.1       23.0
                                                                    --------   --------   --------   --------
     Diluted ....................................................      271.9      269.4      271.4      269.4
                                                                    --------   --------   --------   --------
Earnings Per Share:
     Basic ......................................................   $   0.98   $   0.99   $   1.71   $   1.74
     Diluted ....................................................   $   0.95   $   0.96   $   1.67   $   1.70
                                                                    --------   --------   --------   --------

7. OTHER INCOME - Other income included the following for the three months and six months ended June 30, 2001 and 2000:

                                                         Three Months            Six Months
                                                        Ended June 30,          Ended June 30,
                                                     --------------------    --------------------
Millions of Dollars                                    2001        2000        2001        2000
                                                     --------    --------    --------    --------
Net gain on non-operating asset dispositions .....   $     64    $     12    $     81    $     22
Rental income ....................................         19          15          36          29
Interest income ..................................          3           3           5           5
Other - net ......................................        (11)         (6)        (17)        (12)
                                                     --------    --------    --------    --------
Total ............................................   $     75    $     24    $    105    $     44
                                                     --------    --------    --------    --------

8. RATIO OF EARNINGS TO FIXED CHARGES - The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges.

9. COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. At June 30, 2001, the Corporation had accrued $177 million for estimated future environmental costs and believes it is reasonably possible that actual environmental costs may differ from such estimate.

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

10. ACCOUNTING PRONOUNCEMENTS - In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS
     140), replacing Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 was effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS
     125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. The obligation of FAS 140 did not have a significant impact on the Corporation's consolidated financial statements.

          In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (FAS 141). FAS 141 revises the method of accounting for business combinations and eliminates the pooling method of accounting. FAS 141 is effective for all business combinations that are initiated or completed after June 30, 2001. Management believes the financial impact that FAS 141 will have on the Corporation's consolidated financial statements will not be significant.

          Also in July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 does not allow the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 is effective for the Corporation's fiscal year beginning January 1, 2002. Management believes the financial impact that FAS 142 will have on the Corporation's consolidated financial statements will not be significant.

          In addition, in July 2001, the Financial Accounting Standards Board voted to issue Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 requires the Corporation to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Corporation's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Corporation's consolidated financial statements.

11. WORK FORCE REDUCTION PLAN - Prompted by signs of an economic slowdown, the Corporation's Board of Directors approved a work force reduction plan (the
     Plan) in the fourth quarter of 2000. The Plan calls for the elimination of approximately 2,000 Railroad positions during 2001. The positions will be eliminated through a combination of attrition, subsidized early retirement and involuntary layoffs and will affect agreement and non-agreement employees across the entire 23-state Railroad system. As of June 30, 2001, 1,336 positions had been identified for elimination in accordance with the Plan. Of those eliminations, 895 will be made through subsidized early retirements and involuntary layoffs with the remaining coming through attrition.

          The Corporation accrued $115 million pre-tax or $72 million after-tax in the fourth quarter of 2000 for costs related to the Plan. The expense was charged to salaries, wages and employee benefits in the Corporation's 2000 consolidated statement of income. Plan liability activity in 2001 includes $30 million paid in cash or reclassified to contractual liabilities for severance benefits to 390 employees. The remaining $60 million of plan liability activity reflects subsidized early retirement benefits covering 480 employees.

          Plan liability activity for 2001 is as follows:

                                    Original   Cumulative   June 30, 2001
Millions of Dollars                Liability    Activity      Liability
                                   ---------   ----------   -------------
Severance and related costs......  $     115   $       90   $          25
                                   ---------   ----------   -------------

          It is expected that the Plan will be completed during the remainder of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                              RESULTS OF OPERATIONS

              THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
                    THREE AND SIX MONTHS ENDED JUNE 30, 2000

Union Pacific Corporation (UPC or the Corporation) consists of two reportable segments, rail and trucking, and UPC's other product lines (Other Operations). The rail segment includes the operations of the Corporation's wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR's subsidiaries and rail affiliates (collectively, the Railroad). The trucking segment includes the Corporation's wholly owned subsidiary, Overnite Transportation Company (Overnite). The Corporation's "other" product lines are comprised of the corporate holding company (which largely supports the Railroad), Fenix LLC and affiliated technology companies (Fenix), and self-insurance activities, and all appropriate consolidating entries (see note 2 to the consolidated financial statements).

CONSOLIDATED

NET INCOME - Net income for the three and six month periods ended June 30, 2001 was $243 million ($0.95 per diluted share) and $424 million ($1.67 per diluted share), respectively, compared to $244 million ($0.96 per diluted share) and $429 million ($1.70 per diluted share) for the comparable periods in 2000. This decrease resulted primarily from wage and benefit inflation and higher fuel prices, partially offset by higher operating revenue, productivity improvements, and real estate sales.

OPERATING REVENUES - Operating revenues increased $32 million (1%) and $69 million (1%) for the three and six month periods ended June 30, 2001, respectively, over the comparable periods in 2000. The growth reflects higher Energy and Agricultural commodity revenue at the Railroad as well as increased revenue at Overnite.

OPERATING EXPENSES - For the three and six month periods ended June 30, 2001, operating expenses increased $80 million (3%) and $130 million (3%), respectively, over the comparable periods in 2000 primarily due to higher fuel prices, rent expense, and salaries, wages and employee benefits expense. Continued improvement in productivity through work force level reductions and cost control initiatives partially offset these increases. Operating expense comparisons by category for the quarters ending June 30, 2001 and June 30, 2000 are discussed below. The factors primarily responsible for the increase or decrease in each category are substantially the same for both the three and six month periods, except as noted.

     Salaries, wages, and employee benefits were higher reflecting wage increases and higher benefits expense partially offset by a 2% reduction in employment levels and improved productivity. Equipment and other rents expense also increased as a result of increased locomotive lease expense and longer car cycle times. Car cycle times were adversely affected by lower automotive business levels and poor weather at the Railroad. Depreciation expense increased as a result of the Railroad's capital program in 2000 and the first half of 2001. Fuel and utilities costs rose due to significantly higher fuel prices and increased gross ton miles at the Railroad. The decrease in materials and supplies reflects fewer locomotive overhauls and lower freight car repair costs at the Railroad. Casualty costs increased due to slightly higher settlement costs at the Railroad. Other costs increased 2% and decreased 3% for the three and six month periods, respectively. Cost control and productivity gains at the Railroad for the first six months were partially offset by higher state and local taxes and joint facilities expense at the Railroad during the second quarter of 2001.

OPERATING INCOME - Operating income decreased $48 million (9%) and $61 million (6%) for the three and six month periods ended June 30, 2001, respectively, over the comparable periods in 2000, as higher fuel and wage and benefit expenses more than offset revenue growth and productivity gains at the Railroad and Overnite.

NON-OPERATING ITEMS - Non-operating expense decreased $53 million and $64 million for the three and six months ended June 30, 2001, respectively. The gains were primarily the result of higher income from real estate sales at the Railroad with two transactions accounting for approximately $46 million of the gain. Income taxes for the three and six month periods of 2001 increased $6 million (4%) and $8 million (3%), respectively, over the comparable periods of 2000 reflecting higher pre-tax income and a higher effective state tax rate, in both periods of 2001.

RAIL SEGMENT

NET INCOME - Rail operations reported net income of $262 million and $471 million for the three and six month periods ended June 30, 2001, respectively, compared to net income of $264 million for the second quarter of 2000 and $478 million for the six month period in 2000. Higher fuel prices, labor costs, and rent expense were partially offset by higher commodity revenue, productivity gains, and higher real estate sales income.

OPERATING REVENUES - Rail operating revenues increased $26 million (1%) to a second-quarter record $2.7 billion and $51 million (1%) to a record $5.4 billion for the three and six month periods ended June 30, 2001, respectively, over the comparable periods in 2000. Revenue carloads were flat for the three and six month periods over the comparable periods in 2000 as strong Energy demand offset weakness in the economically sensitive commodities of Automotive, Chemicals, Industrial Products and Intermodal. Second quarter 2001 operating revenue was also adversely affected by flooding in the upper Midwest and in the Houston area.

The following tables summarize rail commodity revenue, revenue carloads and average revenue per car for the periods indicated:

       Three Months Ended June 30,                                        Six Months Ended June 30,
       ---------------------------    %        Commodity Revenue          -------------------------      %
        2001                 2000   Change     In Millions                 2001               2000     Change
       ------               ------  ------     -------------------        ------             ------    ------
       $  345               $  334       3     Agricultural               $  715             $  684         4
          301                  307      (2)    Automotive                    577                597        (3)
          388                  424      (9)    Chemicals                     778                836        (7)
          577                  490      18     Energy                      1,170              1,019        15
          522                  525      (1)    Industrial Products           994              1,017        (2)
          462                  471      (2)    Intermodal                    912                912        --
       ------               ------  ------     -------------------        ------             ------    ------
       $2,595               $2,551       2     Total                      $5,146             $5,065         2
       ------               ------  ------     -------------------        ------             ------    ------


       Three Months Ended June 30,                                        Six Months Ended June 30,
       ---------------------------    %        Revenue Carloads           -------------------------      %
        2001                 2000   Change     In Millions                 2001               2000     Change
       ------               ------  ------     -------------------        ------             ------    ------
          211                  213      (1)    Agricultural                  430                434        (1)
          199                  214      (7)    Automotive                    384                413        (7)
          222                  244      (9)    Chemicals                     441                476        (7)
          516                  439      18     Energy                      1,053                919        15
          374                  376      --     Industrial Products           710                731        (3)
          689                  727      (5)    Intermodal                  1,372              1,414        (3)
       ------               ------  ------     -------------------        ------             ------    ------
        2,211                2,213      --     Total                       4,390              4,387        --
       ------               ------  ------     -------------------        ------             ------    ------

       Three Months Ended June 30,                                        Six Months Ended June 30,
       ---------------------------    %        Average Revenue           -------------------------      %
        2001                 2000   Change     In Millions                 2001               2000     Change
       ------               ------  ------     -------------------        ------             ------    ------
       $1,632               $1,568       4     Agricultural               $1,660             $1,575         5
        1,514                1,437       5     Automotive                  1,501              1,446         4
        1,749                1,741      --     Chemicals                   1,764              1,759        --
        1,117                1,115      --     Energy                      1,111              1,109        --
        1,396                1,398      --     Industrial Products         1,400              1,392         1
          671                  647       4     Intermodal                    665                645         3
       ------               ------  ------     -------------------        ------             ------    ------
       $1,173               $1,153       2     Total                      $1,172             $1,155         1
       ------               ------  ------     -------------------        ------             ------    ------

Agricultural - Agricultural revenue increased for both the three and six month periods of 2001 over the comparable periods in 2000 despite a 1% decline in carloads. Wheat carloads were strong in the first quarter due to Mexico and Gulf exports, however, declined in the second quarter as a result of soft domestic and overseas export demand. Meals and oils shipments showed market share gains from barge traffic and strong European demand. Beverages and fruits and vegetables grew from strong domestic demand and new railroad services introduced last year. Year-to-date, carloads decreased as a result of reduced export demand for corn. Average revenue per car increased primarily due to longer hauls and less low average revenue per car corn shipments.

Automotive - Automotive revenue declined for both the three and six month periods of 2001 over the comparable periods in 2000 as carload volumes fell 7%. These declines were the result of soft consumer demand for vehicles, leading to supplier plant shutdowns to adjust inventories, which also reduced auto materials shipments. Partially offsetting the weak demand was an increase in market share. Average revenue per car increased due to price increases, greater use of boxcars, rather than containers, to support materials shipments and the positive mix impact of fewer materials shipments.

Chemicals - Chemicals revenue and carloads decreased for both the three and six month periods of 2001 over the comparable periods in 2000 as a slowing economy and lower industrial production reduced demand for plastics and liquid and dry chemicals. High natural gas-based raw materials costs reduced production and demand for plastics and fertilizer. Phosphate rock shipments also declined in the second quarter due to a customer production shutdown. Average revenue per car was flat as the positive impact of fewer low average revenue per car phosphate rock shipments was offset by decreased long-haul plastics shipments.

Energy - The Railroad recorded consecutive quarterly records for revenue, carloads, and average coal trains per day out of the Southern Powder River Basin. The growth for both the three and six month periods was the result of high utility demand and market share gains. Cool winter weather and high prices for natural gas and Eastern-sourced coal reduced utility stockpiles compared to a year ago. Delays due to severe weather in the first quarter and flooding in the second quarter partially offset these increases.

Industrial Products - Industrial Products revenue decreased for both the three and six month periods of 2001 over the comparable periods in 2000 as the slowing economy reduced demand for metallic minerals, newsprint and ferrous scrap. In the second quarter, demand for lumber, stone and cement increased over second quarter 2000 levels due to improving construction demand. All three of these commodities were down in the first quarter compared to 2000. Average revenue per car for the six month period increased slightly as price increases offset growth in low average revenue per car stone and cement carloads.

Intermodal - Intermodal revenue was flat for the six month period of 2001 over the comparable period in 2000, as a 2% increase in the first quarter was offset by a 2% decrease in the second quarter. Total carloads year-to-date declined due to the slow economy that reduced both domestic and import demand. Offsetting the loss of carloads was a higher average revenue per car resulting from price increases.

OPERATING EXPENSES - Operating expenses increased $74 million (3%) and $115 million (3%) for the three and six month periods ended June 30, 2001, respectively. Operating expense comparisons by category for the quarter and six-month period ending June 30, 2001 and 2000 are discussed below. The factors primarily responsible for the increase or decrease in each category are substantially the same for both the three and six month periods, except as noted.

Salaries, Wages and Employee Benefits - Labor costs increased $17 million (2%) and $27 million (2%) for the three and six month periods, respectively, over the comparable periods in 2000. The higher expenses were driven primarily by wage and benefit inflation and costs associated with flooding in the Midwest and Houston area. Partially offsetting these cost increases was a reduction in employees and higher train crew productivity.

Equipment and Other Rents - Expenses increased $20 million (7%) and $38 million (7%) for the three and six month periods, respectively, due primarily to increased cycle times and higher locomotive leases. Lower automotive carloads were a driver of the increased cycle time as excess cars were temporarily stored at assembly plants and unloading facilities. Second quarter flooding and resulting lower train speeds also contributed to the cycle time deterioration. Locomotive leases increased due to the acquisition of new, more reliable and fuel efficient units to replace older models in the fleet.

Depreciation - Depreciation increased $8 million (3%) and $18 million (3%) for the three and six month periods, respectively, over comparable periods in 2000, as a result of the Railroad's capital program in 2000 and the first half of 2001. Capital spending was $780 million in the six months ended June 30, 2001, compared to $812 million in the six months ended June 30, 2000.

Fuel and utilities - Expenses were up $27 million (9%) and $67 million (11%) for the three and six month periods, respectively. Higher fuel prices added $25 million of expense in the second quarter and $61 million of expense in the first six months of 2001 over comparable periods in 2000. Additional costs due to higher gross ton miles were offset by a lower diesel fuel consumption rate. In 2001, the Railroad's fuel consumption was 32% hedged at an average of 69 cents per gallon in the first quarter and 8% hedged at 68 cents per gallon in the second quarter (excluding taxes, transportation charges, and regional pricing spreads), which decreased fuel costs by $2 million each quarter. In 2000, the Railroad hedged approximately 10% of its fuel consumption for the three and six month periods, which decreased fuel costs by $10 million and $20 million, respectively. As of June 30, 2001, expected fuel consumption for the remaining six months of 2001 is 8% hedged at 68 cents per gallon excluding taxes, transportation costs and regional pricing spreads (see note 4 to the consolidated financial statements).

Materials and Supplies - Expenses decreased $11 million (8%) and $32 million (11%) for the three and six month periods, respectively, reflecting decreases in locomotive overhauls as well as freight car repairs and purchasing costs. The decrease in locomotive overhauls is due to the acquisition of newer, more reliable units and the retirement of older models in the fleet.

Casualty Costs - Expenses increased $1 million (1%) and $3 million (2%) for the three and six month periods, respectively, primarily due to slightly higher settlement costs.

Other Costs - Expenses increased $12 million (6%) for the second quarter of 2001 and decreased $6 million (1%) for the first six months compared to the same periods in 2000. Cost control and productivity gains for the first six months were partially offset by flooding-related costs, higher state and local taxes and joint facilities expenses in the second quarter.

OPERATING INCOME - Operating income decreased $48 million (9%) to $491 million and $64 million (6%) to $940 million for the three and six months ended June 30, 2001, respectively. The operating ratio for the second quarter of 2001 was 81.8%, 2.0 percentage points worse than 2000's 79.8% operating ratio. The operating ratio for the six months ended June 30, 2001 was 82.4%, 1.3 percentage points worse than 2000's 81.1%.

NON-OPERATING ITEMS - Non-operating expense decreased $53 million and $66 million for the three and six months ended June 30, 2001, respectively. The gains were primarily the result of higher income from real estate sales and lower interest expense. Income taxes increased $7 million for the second quarter and $9 million for the first six months of 2001 reflecting higher pre-tax income and a higher effective state tax rate in 2001.

TRUCKING SEGMENT

OPERATING REVENUES - For the three and six month periods ended June 30, 2001, trucking revenues increased $7 million (2%) to $290 million and $18 million (3%) to $570 million, respectively, over the comparable periods in 2000 despite a decline in volume. The growth resulted primarily from improved service levels, yield initiatives and a fuel surcharge.

OPERATING EXPENSES - For the three and six month periods ended June 30, 2001, operating expenses increased $8 million (3%) to $274 million and $10 million (2%) to $545 million, respectively, over the comparable periods in 2000. Salaries, wages and employee benefits costs increased $10 million (6%) to $175 million and $16 million (5%) to $346 million for the three and six month periods of 2001, respectively, reflecting wage and benefit increases and a 3% increase in employee levels. Fuel and utilities costs were flat at $17 million for the quarter and $35 million for the six-month period as higher fuel prices were offset by improved fuel economy and a reduction in pounds hauled. In the first six months of 2001, Overnite had no fuel hedges. In the first six months of 2000, fuel consumption was 9% hedged at an average of 39 cents per gallon (excluding taxes, transportation charges, and regional pricing spreads). As of June 30, 2001, no fuel consumption for the remaining six months of 2001 was hedged. Depreciation expense was flat at $12 million and $24 million for the three and six months ended June 30, 2001, respectively. Materials and supplies expenses were flat in the second quarter and up $1 million to $25 million for the six month period ended June 30, 2001 reflecting higher fleet maintenance services. Equipment and other rents was flat at $24 million for the second quarter and decreased $1 million to $46 million for the six-month period over 2000 due to higher contract expenses in 2000. Other expenses decreased $2 million (6%) and $6 million (8%) for the three and six month periods ended June 30, 2001 primarily due to lower security, legal, and travel expenses compared to 2000.

OPERATING INCOME - Operating income decreased $1 million (6%) to $16 million and increased $8 million (47%) to $25 million for the three and six months ended June 30, 2001, respectively. The operating ratio for the second quarter of 2001 was 94.6%, 0.5 percentage points worse than 2000's 94.1% operating ratio. The operating ratio for the six months ended June 30, 2001 was 95.8%, 1.1 percentage points better than 2000's 96.9%.

OTHER OPERATIONS

OTHER PRODUCT LINES

The other product lines include the corporate holding company (which largely supports the Railroad), Fenix LLC, and self-insurance activities, and all appropriate consolidating entries (see note 2 to the consolidated financial statements). For the three and six month periods ended June 30, 2001, operating losses decreased $1 million and increased $5 million, respectively, reflecting increased operating expenses over the same periods of 2000.

              CHANGES IN FINANCIAL CONDITION AND OTHER DEVELOPMENTS

FINANCIAL CONDITION - During the first six months of 2001, cash provided by operations was $843 million, compared to $1,034 million in 2000. The decrease is primarily attributable to the timing of large cash payments including payments for the work force reduction.

     Cash used in investing activities was $903 million during the first six months of 2001, compared to $972 million in 2000. The decrease in 2001 is a result of lower capital spending and higher asset sales in 2001, partially offset by the receipt of a cash dividend from an affiliate in 2000.

     Cash provided by financing activities was $85 million in the first six months of 2001, compared to a use in financing activities of $165 million in 2000. This increase in financing is the result of higher debt and other financings ($623 million in 2001 compared to $475 million in 2000) coupled with lower net debt repayments ($439 million in 2001 versus $539 million in 2000).

     Including the Convertible Preferred Stock as an equity instrument, the ratio of debt to total capital employed was 44.7% at June 30, 2001 and 45.1% at December 31, 2000.

FINANCING ACTIVITIES

CREDIT FACILITIES - On June 30, 2001, the Corporation had $2.0 billion in revolving credit facilities, of which $1.0 billion expires in March 2002, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2001 and March 2000, respectively, are designated for general corporate purposes.

SHELF REGISTRATION STATEMENT AND SIGNIFICANT NEW BORROWINGS - During May 2001, under the previously effective shelf registration statement, the Corporation issued the remaining $200 million of debt securities available as fixed rate debt with a maturity date of May 25, 2004. Simultaneously, the Corporation entered into a swap converting the debt from a fixed rate to a variable rate (see note 4 to the consolidated financial statements). The proceeds from the issuance of this debt were used for repayment of debt and other general corporate purposes.

     In June 2001, the Corporation filed a $1.0 billion shelf registration statement, which became effective June 14, 2001. Under the shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. The total offering price of these securities, in the aggregate, will not exceed $1.0 billion. At June 30, 2001, the Corporation had $1.0 billion remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities.

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

ACCOUNTING PRONOUNCEMENTS - In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replacing Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 was effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. The adoption of FAS 140 did not have a significant impact on the Corporation's consolidated financial statements.

      In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (FAS 141). FAS 141 revises the method of accounting for business combinations and eliminates the pooling method of accounting for business combinations. FAS 141 is effective for all business combinations that are initiated or completed after June 30, 2001. Management believes the financial impact that FAS 141 will have on the Corporation's consolidated financial statements will not be significant.

      Also in July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 does not allow the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 is effective for the Corporation's fiscal year beginning January 1, 2002. Management believes the financial impact that FAS 142 will have on the Corporation's consolidated financial statements will not be significant.

      In addition, in July 2001, the Financial Accounting Standards Board voted to issue Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS
143). FAS 143 requires the Corporation to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Corporation's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Corporation's consolidated financial statements.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. Disclosure concerning market risk-sensitive instruments is set forth in note 4 to the consolidated financial statements included in Item 1 of Part I of this Report and is incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SHAREHOLDER LITIGATION

A purported derivative action was filed by nine individuals, seven of whom are members of the International Brotherhood of Teamsters (Teamsters), on behalf of the Corporation on June 21, 2001 in the Chancery Court of Shelby County, Tennessee, naming as defendants current and certain former directors of the Corporation and various present and former officers and employees of Overnite Transportation Company, as well as Overnite, and, as a nominal defendant, the Corporation. The derivative action alleges, among other things, that the named defendants breached their fiduciary duties to the Corporation, wasted its assets and mismanaged the company by opposing the efforts of the Teamsters to organize the employees of Overnite. Plaintiffs claim that the "anti-union" campaign allegedly waged by the defendants cost millions of dollars and caused a substantial decline in the value of Overnite. On July 31, 2001, defendants filed a motion to dismiss the action on various grounds. The Corporation, Overnite and the individual defendants believe that the claims raised by the plaintiffs are without merit and intend to defend them vigorously.

LABOR MATTERS

As previously reported, the General Counsel of the National Labor Relations Board (NLRB) is seeking a bargaining order remedy in 11 cases involving Overnite where a Teamsters local union lost a representation election. In these eleven cases an administrative law judge ruled that the bargaining order remedy is warranted. Overnite appealed those rulings to the NLRB. The NLRB upheld the decision of the administrative law judge in four cases, and Overnite appealed the NLRB's ruling to the United States Court of Appeals for the Fourth Circuit. On February 16, 2001 a two-one majority of a Fourth Circuit panel enforced the NLRB bargaining orders. On July 5, 2001 a majority of judges of the entire Fourth Circuit bench granted Overnite's petition for a rehearing by the entire court. With respect to the other seven bargaining order cases, Overnite's appeal is pending before the NLRB. In a twelfth case, the administrative law judge found that a bargaining order remedy was not warranted. Overnite believes it has substantial defenses in the bargaining order cases and intends to continue to defend them aggressively.

ENVIRONMENTAL MATTERS

The State of Illinois filed a complaint against the Railroad with the Illinois Pollution Board on May 14, 2001 seeking penalties for an alleged violation of state air pollution laws arising out of a release of styrene from a tank car near Cora, Illinois, which occurred on August 29, 1997. The car contained styrene monomer, a hazardous substance, stabilized by an inhibitor by the origin shipper. The car was delayed in transit for a number of different reasons including rerouting and reconsignment by the shipper. The Railroad was not notified that such delays could jeopardize the shipment. Eventually the effect of the inhibitor wore off and the styrene went into a reactive state resulting in pressure and venting near Cora, Illinois. A small populated area was evacuated for a few hours. The situation was controlled and remediated promptly. Styrene has since been put on the Railroad's list of time sensitive shipments for special monitoring. The Railroad is vigorously defending the case.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              10(a) UPC Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, as amended May 31, 2001.

              10(b) Executive Incentive Plan of UPC and Subsidiaries, as amended May 31, 2001.

              12(a) Computation of ratio of earnings to fixed charges for the Three Months Ended June 30, 2001.

              12(b) Computation of ratio of earnings to fixed charges for the Six Months Ended June 30, 2001.


         (b)  REPORTS ON FORM 8-K

              On April 26, 2001, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the first quarter of 2001.

              On July 19, 2001, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the second quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 2001



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

                            UNION PACIFIC CORPORATION
                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------
         10(a)    UPC Stock Unit Grant and Deferred Compensation Plan for the
                  Board of Directors, as amended May 31, 2001.

         10(b)    Executive Incentive Plan of UPC and Subsidiaries, as amended
                  May 31, 2001.

         12(a) Computation of ratio of earnings to fixed charges for the Three Months Ended June 30, 2001.

         12(b)    Computation of ratio of earnings to fixed charges for the Six
                  Months Ended June 30, 2001.