Form 10-Q
period 2001-09-30
UNION PACIFIC CORP
filed 2001-11-14
CIK 100885

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

YES    X     NO
    -------    ------

         As of October 31, 2001, there were 248,405,819 shares of the Registrant's Common Stock outstanding.

                            UNION PACIFIC CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1:   Consolidated Financial Statements:                                         Page Number
                                                                                     -----------
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
               For the Three Months Ended September 30, 2001 and 2000..........            1

          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
               For the Nine Months Ended September 30, 2001 and 2000...........            2

          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
               At September 30, 2001 (Unaudited) and December 31, 2000.........            3

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               For the Nine Months Ended September 30, 2001 and 2000...........            4

          CONSOLIDATED STATEMENT OF CHANGES IN COMMON
          SHAREHOLDERS' EQUITY (Unaudited)
               For the Nine Months Ended September 30, 2001....................            5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)...............           6-13

Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................          14-22

Item 3:   Quantitative and Qualitative Disclosures About Market Risk...........           22

                           PART II. OTHER INFORMATION


Item 1:   Legal Proceedings....................................................          22-23

Item 6:   Exhibits and Reports on Form 8-K.....................................           24

Signatures.....................................................................           25


                                      (i)

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Three Months Ended September 30,

                         Millions, Except Per Share and Ratios                       2001        2000
                         -------------------------------------                     --------    --------
OPERATING REVENUES       Rail, trucking and other..............................    $  3,026    $  3,054
                                                                                   --------    --------
OPERATING EXPENSES       Salaries, wages and employee benefits.................       1,059       1,058
                         Equipment and other rents.............................         332         339
                         Depreciation..........................................         292         285
                         Fuel and utilities....................................         318         344
                         Materials and supplies................................         133         148
                         Casualty costs........................................          97          92
                         Other costs...........................................         221         218
                                                                                   --------    --------
                         Total.................................................       2,452       2,484
                                                                                   --------    --------
INCOME                   Operating Income......................................         574         570
                         Other income - net....................................          31          17
                         Interest expense......................................        (175)       (181)
                                                                                   --------    --------
                         Income before Income Taxes............................         430         406
                         Income taxes..........................................        (163)       (150)
                                                                                   --------    --------
                         Net Income............................................    $    267    $    256
                                                                                   --------    --------
PER SHARE                Basic - Net Income....................................    $   1.08    $   1.04
                         Diluted - Net Income..................................    $   1.04    $   1.00
                                                                                   --------    --------
                         Weighted Average Number of Shares (Basic).............       247.9       246.5

                         Weighted Average Number of Shares (Diluted)...........       271.6       269.4
                                                                                   --------    --------
                         Dividends Declared....................................    $   0.20    $   0.20
                                                                                   --------    --------
                         Ratio of Earnings to Fixed Charges....................         3.2         2.7
                                                                                   --------    --------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Nine Months Ended September 30,

                       Millions, Except Per Share and Ratios                        2001           2000
                       -------------------------------------                    ---------      ----------
OPERATING REVENUES     Rail, trucking and other................................ $   8,967      $    8,926
                                                                                ---------      ----------
OPERATING EXPENSES     Salaries, wages and employee benefits...................     3,207           3,163
                       Equipment and other rents...............................       992             964
                       Depreciation............................................       877             850
                       Fuel and utilities......................................     1,008             966
                       Materials and supplies..................................       417             459
                       Casualty costs..........................................       282             270
                       Other costs.............................................       677             690
                                                                                ---------      ----------
                       Total...................................................     7,460           7,362
                                                                                ---------      ----------
INCOME                 Operating Income........................................     1,507           1,564
                       Other income - net......................................       136              61
                       Interest expense........................................      (534)           (543)
                                                                                ---------      ----------
                       Income before Income Taxes..............................     1,109           1,082
                       Income taxes............................................      (418)           (397)
                                                                                ---------      ----------
                       Net Income.............................................. $     691      $      685
                                                                                ---------      ----------
PER SHARE              Basic - Net Income...................................... $    2.79      $     2.78
                       Diluted - Net Income.................................... $    2.71      $     2.71
                                                                                ---------      ----------
                       Weighted Average Number of Shares (Basic)...............     247.5           246.4
                       Weighted Average Number of Shares (Diluted).............     271.5           269.4
                                                                                ---------      ----------
                       Dividends Declared...................................... $    0.60      $     0.60
                                                                                ---------      ----------
                       Ratio of Earnings to Fixed Charges......................       2.9             2.7
                                                                                ---------      ----------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Corporation and Subsidiary Companies

                                                                               (Unaudited)
                                                                                Sept. 30,       Dec. 31,
                           Millions of Dollars                                    2001            2000
                           -------------------                                  ---------      ----------
ASSETS
Current Assets             Cash and temporary investments...................... $     120      $      105
                           Accounts receivable - net...........................       690             597
                           Inventories.........................................       280             360
                           Current deferred tax asset..........................       117              89
                           Other current assets................................       192             134
                                                                                ---------      ----------
                           Total...............................................     1,399           1,285
                                                                                ---------      ----------
Investments                Investments in and advances to affiliated companies.       700             644
                           Other investments...................................       100              96
                                                                                ---------      ----------
                           Total...............................................       800             740
                                                                                ---------      ----------
Properties                 Cost................................................    36,036          35,458
                           Accumulated depreciation............................    (7,357)         (7,262)
                                                                                ---------      ----------
                           Net.................................................    28,679          28,196
                                                                                ---------      ----------
Other                      Other assets........................................       427             278
                                                                                ---------      ----------
                           Total Assets........................................ $  31,305      $   30,499
                                                                                ---------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities        Accounts payable.................................... $     556      $      658
                           Accrued wages and vacation..........................       436             422
                           Accrued casualty costs..............................       408             409
                           Income and other taxes..............................       290             234
                           Dividends and interest..............................       244             265
                           Debt due within one year............................       197             207
                           Other current liabilities...........................       693             767
                                                                                ---------      ----------
                           Total...............................................     2,824           2,962
                                                                                ---------      ----------
Other Liabilities and      Debt due after one year.............................     8,207           8,144
Shareholders' Equity       Deferred income taxes...............................     7,517           7,143
                           Accrued casualty costs..............................       756             834
                           Retiree benefits obligation.........................       753             745
                           Other long-term liabilities.........................       491             509
                           Commitments and contingencies
                           Company-obligated Mandatorily Redeemable
                           Convertible Preferred Securities....................     1,500           1,500
                           Common shareholders' equity.........................     9,257           8,662
                                                                                ---------      ----------
                           Total Liabilities and Shareholders' Equity.......... $  31,305      $   30,499
                                                                                ---------      ----------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Union Pacific Corporation and Subsidiary Companies
For the Nine Months Ended September 30,

                             Millions of Dollars                                          2001         2000
                             -------------------                                       ----------    ---------
OPERATING ACTIVITIES         Net Income..............................................  $      691    $     685
                             Non-cash charges to income:
                             Depreciation............................................         877          850
                             Deferred income taxes...................................         344          359
                             Other - net.............................................        (313)        (215)
                             Changes in current assets and liabilities...............        (237)        (182)
                                                                                       ----------    ---------
                             Cash Provided by Operating Activities...................       1,362        1,497
                                                                                       ----------    ---------
INVESTING ACTIVITIES         Capital investments.....................................      (1,354)      (1,403)
                             Sale of assets and other investing activities...........          80           49
                                                                                       ----------    ---------
                             Cash Used in Investing Activities.......................      (1,274)      (1,354)
                                                                                       ----------    ---------
FINANCING ACTIVITIES         Dividends paid..........................................        (148)        (150)
                             Debt repaid.............................................        (792)        (651)
                             Financings..............................................         867          538
                                                                                       ----------    ---------
                             Cash Used in Financing Activities.......................         (73)        (263)
                                                                                       ----------    ---------
                             Net Change in Cash and Temporary Investments............          15         (120)
                             Cash and Temporary Investments at Beginning of Period...         105          175
                                                                                       ----------    ---------
                             Cash and Temporary Investments at End of Period.........  $      120    $      55
                                                                                       ----------    ---------
CHANGES IN CURRENT           Accounts receivable.....................................  $      (93)   $     (64)
ASSETS AND LIABILITIES       Inventories.............................................          80            4
                             Other current assets....................................         (86)          14
                             Accounts, wages and vacation payable....................         (88)          14
                             Debt due within one year................................         (10)          (4)
                             Other current liabilities...............................         (40)        (146)
                                                                                       ----------    ---------
                             Total...................................................  $     (237)   $    (182)
                                                                                       ----------    ---------
SUPPLEMENTAL CASH            Cash paid during the year for:
FLOW INFORMATION             Interest................................................  $      563    $     588
                             Income taxes - net......................................          10           10
                                                                                       ----------    ---------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY (Unaudited) Union Pacific Corporation and Subsidiary Companies
For the Nine Months Ended September 30, 2001

                                                                                           Accumulated Other
                                                                                      Comprehensive Income (Loss)
                                                                             --------------------------------------------
                                                                              Minimum      Foreign
                                      [a]                            [b]      Pension     Currency
                                    Common    Paid-in-  Retained  Treasury   Liability   Translation   Derivative
Millions of Dollars                 Shares    Surplus   Earnings    Stock    Adjustment  Adjustments  Adjustments   Total    Total
-------------------                 ------    -------   --------    -----    ----------  -----------  -----------   -----    -----
Balance at December 31, 2000 ....   $   688  $ 4,024    $ 5,699    $(1,749)   $    (2)     $     2      $    --   $    --   $ 8,662
                                    -------  -------    -------    -------    -------      -------      -------   -------   -------
Net Income ......................        --       --        691         --         --           --           --        --       691
Other Comprehensive Income
  (Loss), net of tax:
     Minimum Pension Liability
     Adjustment .................        --       --         --         --         --           --           --        --        --
     Foreign Currency Translation
     Adjustments ................        --       --         --         --         --            3           --         3         3
     Derivative Adjustments .....        --       --         --         --         --           --           (1)       (1)       (1)
                                                                                                                            -------
Comprehensive Income ............                                                                                               693
Conversion, exercises of
  stock options, forfeitures
  and other .....................         1      (34)        --         83        --           --           --        --         50
Dividends declared ($0.60 per
      share) ....................        --       --       (148)        --        --           --           --        --       (148)
                                    -------  -------    -------    -------   -------      -------      -------   -------    -------
Balance at September 30, 2001 ...   $   689  $ 3,990    $ 6,242    $(1,666)  $    (2)     $     5      $    (1)  $     2    $ 9,257
                                    -------  -------    -------    -------   -------      -------      -------   -------    -------

[a] Common stock $2.50 par value; 500,000,000 shares authorized; 275,233,975 shares issued at beginning of period; 275,487,725 shares issued at end of period.
[b]      27,102,444 treasury shares at end of period, at cost.



The accompanying notes are an integral part of these consolidated financial statements.

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The statement of consolidated financial position at December 31, 2000 is derived from audited financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Union Pacific Corporation's (the Corporation or UPC) Annual Report to Shareholders incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001. Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation.

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

                  The following table details reportable financial information for UPC's segments and other operations for the three months and nine months ended September 30, 2001 and 2000:

                                     Three Months Ended           Nine Months Ended
                                   ----------------------      ----------------------
                                   Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
      Millions of Dollars            2001          2000          2001         2000
      -------------------          --------      --------      --------      --------
      Operating revenues [a]:
           Rail ..............     $  2,727      $  2,757      $  8,082      $  8,061
           Trucking ..........          292           287           862           839
           Other .............            7            10            23            26
                                   --------      --------      --------      --------
           Consolidated ......     $  3,026      $  3,054      $  8,967      $  8,926
                                   ========      ========      ========      ========
      Operating income (loss):
           Rail ..............     $    575      $    563      $  1,515      $  1,567
           Trucking ..........           18            20            43            37
           Other .............          (19)          (13)          (51)          (40)
                                   --------      --------      --------      --------
           Consolidated ......     $    574      $    570      $  1,507      $  1,564
                                   ========      ========      ========      ========
      Assets:
           Rail ..............     $ 30,313      $ 29,488      $ 30,313      $ 29,488
           Trucking ..........          649           654           649           654
           Other .............          343           249           343           249
                                   --------      --------      --------      --------
           Consolidated ......     $ 31,305      $ 30,391      $ 31,305      $ 30,391
                                   ========      ========      ========      ========

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

         Merger Liabilities - In 1996, UPC recognized a $958 million pre-tax liability in the SP purchase price allocation for costs associated with SP's portion of these activities. Merger liability activity reflected cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. In addition, where merger implementation has varied from the original merger plan, the Corporation has adjusted the merger liability and the fair value allocation of SP's purchase price to fixed assets to eliminate the variance. Where the merger implementation has caused the Corporation to incur more costs than were envisioned in the original merger plan, such costs are charged to expense in the period incurred. For the three months and nine months ended September 30, 2001, the Corporation charged $3 million and $14 million, respectively, against the merger liability. The remaining merger payments will be made during 2001 as labor negotiations are implemented, and related merger consolidation activities are finalized.

         The components of the merger liability as of September 30, 2001 were as follows:

                                                                     Original   Cumulative   Sept. 30, 2001
         Millions of Dollars                                        Liability    Activity      Liability
         -------------------                                        ----------   --------    ------------
         Labor protection related to legislated and contractual
            obligations .......................................     $      361   $    361    $         --
         Severance and related costs ..........................            343        284              59
         Contract cancellation fees and facility and line
            closure costs .....................................            145        141               4
         Relocation costs .....................................            109         97              12
                                                                    ----------   --------    ------------
         Total ................................................     $      958   $    883    $         75
                                                                    ==========   ========    ============

4.       FINANCIAL INSTRUMENTS

         ADOPTION OF STANDARD - Effective January 1, 2001, the Corporation adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
         133) and Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 133 and FAS 138 require that the changes in fair value of all derivative financial instruments the Corporation uses for fuel or interest rate hedging purposes be recorded in the Corporation's consolidated statements of financial position. In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Corporation's operations, income statement recognition of the ineffective portion of the hedge position may be required. Also, derivative instruments that do not qualify for hedge accounting treatment per FAS 133 and FAS 138 may require income statement recognition. The adoption of FAS 133 and FAS

         138 resulted in the recognition of a $2 million asset on January 1, 2001. Activity through September 30, 2001 is disclosed within the following narrative and tables.

         STRATEGY AND RISK - The Corporation and its subsidiaries use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices and to achieve the Corporation's interest rate objectives. The Corporation uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future gains from favorable movements. The Corporation uses interest rate swaps to manage its exposure to interest rate changes. The purpose of these programs is to protect the Corporation's operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

                  The Corporation at times may use swaptions to secure near-term swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment.

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

         DETERMINATION OF FAIR VALUE - The fair market values of the Corporation's derivative financial instrument positions at September 30, 2001 and December 31, 2000, detailed below, were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate and swap spread.

         INTEREST RATE STRATEGY - The Corporation manages its overall exposure to fluctuations in interest rates by adjusting the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of each as debt matures or as incremental borrowings are required. Derivatives are used as one of the tools to obtain the targeted mix. In addition, the Corporation also obtains flexibility in managing interest costs and the interest rate mix within its debt portfolio by issuing callable fixed-rate debt securities.

                  In May and August 2001, the Corporation entered into interest rate swaps on $598 million of debt with varying maturity dates extending to November 2004. The swaps allowed the Corporation to convert the debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt's fair value attributable to the changes in the benchmark interest rate (LIBOR). The swaps have been accounted for using the short-cut method as allowed by FAS 133; and therefore, no ineffectiveness has been recorded within the Corporation's consolidated financial statements.

         FUEL STRATEGY - Fuel costs are a significant portion of the Corporation's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Corporation's transportation subsidiaries periodically use swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes. In addition, the Corporation at times may use swaptions to secure near-term swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty.

         The following is a summary of the Corporation's derivative financial instruments at September 30, 2001 and December 31, 2000:

Millions                                                                Sept. 30,   Dec. 31,
Except Percentages and Average Commodity Prices                            2001       2000
-----------------------------------------------                         -------     -------
Interest Rate Hedging:
     Amount of debt hedged ...................................          $   598     $    --
     Percentage of total debt portfolio ......................                7%         --
Rail Fuel Hedging/Swaptions:
     Number of gallons hedged for the remainder of 2001 [a] ..              161         101
     Percentage of forecasted 2001 fuel consumption hedged ...               48%          8%
     Average price of 2001 hedges outstanding (per gallon) [b]          $  0.65     $  0.68
     Number of gallons hedged for 2002 [c] ...................              139          --
     Percentage of forecasted 2002 fuel consumption hedged ...               10%         --
     Average price of 2002 hedges outstanding (per gallon) [b]          $  0.61     $    --
Trucking Fuel Hedging:
     Number of gallons hedged for  the remainder of 2001 .....               --          --
     Percentage of forecasted 2001 fuel consumption hedged ...               --          --
     Average price of 2001 hedges outstanding (per gallon) [b]          $    --     $    --
                                                                        -------     -------


[a] Rail fuel hedges expire December 31, 2001. Rail fuel hedges include the swap portion of a swaption with a base term expiring December 31, 2001, and they exclude the option portion of the swaption to extend the swap through December 31, 2002.
[b]      Excluding taxes, transportation costs and regional pricing spreads.
[c] Rail fuel hedges expire December 31, 2002. Rail fuel hedges include the swap portions of the swaptions with base terms expiring December 31, 2002, and they exclude the option portions of the swaptions to extend the swaps through December 31, 2003.

         The asset and liability positions of the Corporation's outstanding derivative financial instruments at September 30, 2001 and December 31, 2000 were as follows:

                                             Sept. 30,      Dec. 31,
Millions of Dollars                            2001          2000
-------------------                           ------         ------
Interest Rate Hedging:
     Gross fair market asset position .....   $   16         $   --
     Gross fair market (liability) position       --             --
Rail Fuel Hedging:
     Gross fair market asset position .....        3              2
     Gross fair market (liability) position       (4)            --
Rail Fuel Swaptions:
     Gross fair market asset position .....       --             --
     Gross fair market (liability) position       (8)            --
Trucking Fuel Hedging:
     Gross fair market asset position .....       --             --
     Gross fair market (liability) position       --             --
                                              ------         ------
Total net asset position .............        $    7         $    2
                                              ------         ------

         Rail fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed. Rail fuel swaption positions will be reflected in the consolidated statements of income as fuel expense over the life of the swap and as other income as the fair value of the outstanding option fluctuates.

                  The Corporation's use of derivative financial instruments had the following impact on pre-tax income for the three months and nine months ended September 30, 2001 and September 30, 2000:

                                                                       Three Months        Nine Months
                                                                      Ended Sept. 30,      Ended Sept. 30,
                                                                      ---------------      ---------------
         Millions of Dollars                                          2001       2000      2001       2000
         -------------------                                          ----       ----      ----       ----
         Decrease in interest expense from interest rate hedging      $  1       $ --      $  1       $ --
         Decrease in fuel expense from rail fuel hedging .......         3         15         7         35
         Decrease in fuel expense from rail fuel swaptions .....         2         --         2         --
         Decrease in fuel expense from trucking fuel hedging ...        --          1        --          2
                                                                      ----       ----      ----       ----
         Decrease in operating expenses ........................         6         16        10         37
         Decrease in other income - net from rail fuel swaptions       (10)        --       (10)        --
                                                                      ----       ----      ----       ----
         Increase (Decrease) in pre-tax income .................      $ (4)      $ 16      $ --       $ 37
                                                                      ====       ====      ====       ====

                  At September 30, 2001, there was no ineffectiveness recorded within fuel expense for hedging.

         SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At September 30, 2001 and December 31, 2000, accounts receivable are presented net of approximately $600 million receivables sold.

5.       DEBT

         CREDIT FACILITIES - On September 30, 2001, the Corporation had $2.0 billion in revolving credit facilities, of which $1.0 billion expires in March 2002, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2001 and March 2000, respectively, are designated for general corporate purposes.

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

         SHELF REGISTRATION STATEMENT AND SIGNIFICANT NEW BORROWINGS - During May 2001, under an existing shelf registration statement, the Corporation issued the remaining $200 million of debt securities available as fixed rate debt with a maturity date of May 25, 2004. Simultaneously, the Corporation entered into an interest rate swap converting the debt from a fixed rate to a variable rate. The proceeds from the issuance of this debt were used for repayment of debt and other general corporate purposes.

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

                  During July 2001, UPRR entered into capital leases covering new locomotives. The related capital lease obligations totaled approximately $124 million and are included in the statements of consolidated financial position as debt.

                  On October 1, 2001, the Corporation issued $300 million of fixed-rate debt under its shelf registration statement with a maturity date of October 15, 2007, leaving $700 million available for issuance. The proceeds from the issuance of this debt were used for repayment of debt and other general corporate purposes.

6. EARNINGS PER SHARE - The following table provides a reconciliation between basic and diluted earnings per share for the three months and nine months ended September 30, 2001 and 2000:

                                                                            Three Months                 Nine Months
                                                                            Ended Sept. 30,            Ended Sept. 30,
                                                                        ---------------------      ----------------------
         Millions, Except Per Share Amounts                                2001        2000           2001         2000
         ----------------------------------                             ---------    --------      ---------     --------
         Income Statement Data:
             Net income available to common shareholders - Basic .      $     267    $    256      $     691     $    685
             Dilutive effect of interest associated with the CPS .             14          14             44           44
                                                                        ---------    --------      ---------     --------
             Net income available to common shareholders - Diluted      $     281    $    270      $     735     $    729
                                                                        ---------    --------      ---------     --------
         Weighted Average Number of Shares Outstanding:
             Basic ...............................................          247.9       246.5          247.5        246.4
             Dilutive effect of common stock equivalents .........           23.7        22.9           24.0         23.0
                                                                        ---------    --------      ---------     --------
             Diluted .............................................          271.6       269.4          271.5        269.4
                                                                        ---------    --------      ---------     --------
         Earnings Per Share:
             Basic ...............................................      $    1.08    $   1.04      $    2.79     $   2.78
             Diluted .............................................      $    1.04    $   1.00      $    2.71     $   2.71
                                                                        ---------    --------      ---------     --------

7. OTHER INCOME - Other income included the following for the three months and nine months ended September 30, 2001 and 2000:

                                                             Three Months           Nine Months
                                                            Ended Sept. 30,        Ended Sept. 30,
                                                         -------------------    --------------------
         Millions of Dollars                               2001       2000        2001         2000
         -------------------                             -------     -------    --------     -------
         Net gain on non-operating asset dispositions    $    31     $    15    $    112     $    37
         Rental income ..............................         11          14          47          43
         Interest income ............................          2           2           7           7
         Other - net ................................        (13)        (14)        (30)        (26)
                                                         -------     -------    --------     -------
         Total ......................................    $    31     $    17    $    136     $    61
                                                         =======     =======    ========     =======


8. RATIO OF EARNINGS TO FIXED CHARGES - The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges.

9. COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Corporation has recorded a liability. At September 30, 2001, the Corporation had accrued $177 million for estimated future environmental costs.

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

                  Also in July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS
         142). FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 eliminates the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 is effective for the Corporation's fiscal year beginning January 1, 2002. Management believes the financial impact that FAS 142 will have on the Corporation's consolidated financial statements will not be significant.

                  In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 requires the Corporation to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Corporation's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Corporation's consolidated financial statements.

                  In addition, in October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 replaces Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to Be Disposed Of" (FAS 121). FAS 144 develops one accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of segments of a business. FAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. FAS 144 also broadens the definition of discontinued operations. FAS 144 is effective for the Corporation's fiscal year beginning January 1, 2002. Management is currently in the process of evaluating the impact this standard will have on the Corporation's consolidated financial statements.

11. WORK FORCE REDUCTION PLAN - Prompted by signs of an economic slowdown, the Corporation's Board of Directors approved a work force reduction plan (the Plan) in the fourth quarter of 2000. The Plan calls for the elimination of approximately 2,000 Railroad positions during 2001. The positions will be eliminated through a combination of attrition, subsidized early retirement and involuntary layoffs and will affect agreement and non-agreement employees across the entire 23-state Railroad system. As of September 30, 2001, 1,544 positions had been identified for elimination in accordance with the Plan. Of those eliminations, 986 will be made through subsidized early retirements and involuntary layoffs with the remaining coming through attrition.

                  The Corporation accrued $115 million pre-tax or $72 million after-tax in the fourth quarter of 2000 for costs related to the Plan. The expense was charged to salaries, wages and employee benefits in the Corporation's 2000 consolidated statement of income. Plan liability activity in 2001 includes $42 million paid in cash or reclassified to contractual liabilities for severance benefits to 494 employees. The remaining $60 million of plan liability activity reflects subsidized early retirement benefits covering 480 employees.

                  Plan liability activity for 2001 is as follows:

                                                     Original         Cumulative           Sept. 30, 2001
         Millions of Dollars                        Liability          Activity              Liability
         -------------------                        ---------         ----------           --------------
         Severance and related costs                $     115          $     102             $     13
                                                    ---------          ---------             --------

                  It is expected that the Plan will be completed during the remainder of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                             RESULTS OF OPERATIONS

           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

CONSOLIDATED

NET INCOME - Net income for the three and nine month periods ended September 30, 2001 was $267 million ($1.04 per diluted share) and $691 million ($2.71 per diluted share), respectively, compared to $256 million ($1.00 per diluted share) and $685 million ($2.71 per diluted share) for the comparable periods in 2000. For the third quarter, the increase resulted from higher real estate sales, lower interest expense and a slight increase in operating income. The year to date increase is primarily the result of higher real estate sales and lower interest expense, partially offset by a 4% drop in operating income.

OPERATING REVENUES - Operating revenues decreased $28 million (1%) and increased $41 million (flat) for the three and nine month periods ended September 30, 2001, respectively, over the comparable periods in 2000. The decline for the three month period reflects lower Railroad commodity revenue in Agricultural, Automotive, Chemicals, and Intermodal, which was partially offset by higher commodity revenue in Energy and Industrial Products at the Railroad, as well as increased revenue at Overnite.

OPERATING EXPENSES - For the three and nine month periods ended September 30, 2001, operating expenses decreased $32 million (1%) and increased $98 million (1%), respectively, over the comparable periods in 2000. Costs decreased in the third quarter due primarily to lower fuel prices and lower materials and supplies expense. The increase in costs during the first nine months was attributable to higher fuel prices during the first six months, increased rent expense, and salaries, wages and employee benefits expense. Partially offsetting these increases were lower materials and supplies expenses and continued improvements in productivity through work force level reductions, and cost control initiatives. Operating expense comparisons by category for the three and nine month periods ending September 30, 2001 and September 30, 2000 are discussed below.

         Salaries, wages, and employee benefits were higher reflecting wage increases and higher benefits expense partially offset by a 3% reduction in employment levels and improved productivity. Equipment and other rents expense decreased in the third quarter as a result of lower rail volume, higher receipts and lower car and intermodal leases which were partially offset by increased locomotive lease expense and longer car cycle times. Equipment and other rents expense increased for the nine month period due primarily to increased car cycle times and higher locomotive lease expense. Lower automotive carloads created increased cycle time as excess cars were temporarily stored at assembly plants and unloading facilities. Depreciation expense increased as a result of the Railroad's capital program in 2000 and the first nine months of 2001. Fuel and utilities costs declined in the third quarter due to lower fuel prices; however, for the first nine months of 2001, costs rose due to significantly higher fuel prices and increased gross ton miles at the Railroad compared to 2000. The decrease in materials and supplies reflects fewer locomotive overhauls and lower freight car repair costs at the Railroad. Casualty costs increased due to slightly higher settlement costs at the Railroad. Other costs increased 1% and decreased 2% for the three and nine month periods, respectively. Cost control and productivity gains at the Railroad for the first nine months were partially offset by higher state and local taxes and joint facilities expense at the Railroad during the third quarter of 2001.

OPERATING INCOME - Operating income increased $4 million (1%) and decreased $57 million (4%) for the three and nine month periods ended September 30, 2001, respectively, over the comparable periods in 2000. In the third quarter, lower fuel prices and material costs were partially offset by a decline in revenue. For the nine month period, higher fuel, wage and benefit, and rent expenses more than offset revenue growth and productivity gains at the Railroad and Overnite.

NON-OPERATING ITEMS - Non-operating expense decreased $20 million and $84 million for the three and nine months ended September 30, 2001, respectively. The reductions were primarily the result of higher income from real estate sales at the Railroad and lower interest expense. Income taxes for the three and nine month periods of 2001 increased $13 million (9%) and $21 million (5%), respectively, over the comparable periods of 2000 reflecting higher pre-tax income and a higher effective tax rate, in all periods of 2001.

RAIL SEGMENT

NET INCOME - Rail operations reported net income of $286 million and $757 million for the three and nine month periods ended September 30, 2001, respectively, compared to net income of $274 million for the third quarter of 2000 and $752 million for the nine month period in 2000. Lower fuel prices and materials and supplies expenses offset a 1% decline in revenue in the third quarter. For the nine month period, a 1% increase in commodity revenue, lower materials and supplies expenses and other costs and higher real estate sales income were partially offset by higher fuel prices, rent expenses, and depreciation.

OPERATING REVENUES - Rail operating revenues decreased $30 million (1%) to $2.7 billion in the third quarter and increased $21 million (flat) to $8.1 billion for the nine month period ended September 30, 2001 over the comparable periods in 2000. Revenue carloads declined 1% in the third quarter and were flat for the first nine months of 2001 as weakness in the economically sensitive commodities of Automotive, Chemicals, and Intermodal offset strong Energy demand.

The following tables summarize rail commodity revenue, revenue carloads and average revenue per car for the periods indicated:

   Three Months Ended Sept. 30,                                       Nine Months Ended Sept. 30,
  -----------------------------      %       Commodity Revenue       -----------------------------      %
            2001          2000     Change    In Millions                     2001            2000     Change
------------------------------------------------------------------------------------------------------------
          $   357       $    363     (2)     Agricultural                 $ 1,071         $ 1,047       2
              253            280    (10)     Automotive                       830             877      (5)
              393            412     (5)     Chemicals                      1,170           1,248      (6)
              611            586      4      Energy                         1,781           1,605      11
              514            502      3      Industrial Products            1,509           1,519      (1)
              499            506     (1)     Intermodal                     1,412           1,418      --
------------------------------------------------------------------------------------------------------------
          $ 2,627       $  2,649     (1)     Total                        $ 7,773         $ 7,714       1
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
   Three Months Ended Sept. 30,      %       Revenue Carloads         Nine Months Ended Sept. 30,       %
            2001          2000     Change    In Thousands                    2001            2000     Change
------------------------------------------------------------------------------------------------------------
             214             217        (1)  Agricultural                       645           651        (1)
             177             196       (10)  Automotive                         561           609        (8)
             225             237        (5)  Chemicals                          666           713        (7)
             549             513         7   Energy                           1,602         1,432        12
             368             363         1   Industrial Products              1,078         1,094        (1)
             741             767        (3)  Intermodal                       2,112         2,181        (3)
------------------------------------------------------------------------------------------------------------
           2,274           2,293        (1)  Total                            6,664         6,680        --
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
   Three Months Ended Sept. 30,      %       Average Revenue          Nine Months Ended Sept. 30,       %
            2001          2000     Change    Per Car                         2001            2000     Change
------------------------------------------------------------------------------------------------------------
          $1,667          $1,673     --      Agricultural                    $1,662        $1,607        3
           1,429           1,425     --      Automotive                       1,478         1,439        3
           1,745           1,738     --      Chemicals                        1,757         1,752       --
           1,113           1,141     (2)     Energy                           1,112         1,120       (1)
           1,399           1,383      1      Industrial Products              1,400         1,389        1
             674             661      2      Intermodal                         668           650        3
------------------------------------------------------------------------------------------------------------
          $1,155          $1,155     --      Total                           $1,166        $1,155        1
------------------------------------------------------------------------------------------------------------

Agricultural - Agricultural revenue decreased for the three month period and increased for the nine month period of 2001 over the comparable periods in 2000. Wheat carloads declined in the third quarter and for the year as a result of soft domestic and overseas export demand and were the primary driver of the revenue decline in the third quarter. A weak export market throughout the year for corn shipments has been mostly offset by strong shipments to domestic feeder markets. Partially offsetting the overall decline was strong export demand for meals and oils shipments. Beverages, frozen and refrigerated products, and fruits and vegetables grew from strong domestic demand and new railroad services introduced last year. For the nine month period of 2001, average revenue per car increased primarily due to longer haul domestic corn shipments and fewer low average revenue per car wheat and sweeteners shipments.

Automotive - Automotive revenue declined for both the three and nine month periods of 2001 over the comparable periods in 2000 as carload volumes fell 10% in the third quarter and 8% for the nine months ended September 30, 2001. These declines were the result of soft consumer demand for vehicles compared to high vehicle production levels in 2000. The weak market led suppliers to shutdown plants and adjust inventories which also reduced auto materials shipments. Partially offsetting the weak demand was an increase in market share. Average revenue per car increased for the nine months due to fewer materials shipments with low average revenues per car. In addition, the use of boxcars rather than containers also contributed to the increase.

Chemicals - Chemicals revenue and carloads decreased for both the three and nine month periods of 2001 over the comparable periods in 2000 as a slowing economy and lower industrial production reduced demand for plastics and liquid and dry chemicals. Production and demand for plastics and fertilizer have decreased due to high raw material costs resulting from high natural gas costs.

Energy - The Railroad recorded its third consecutive quarterly record for revenue, carloads, and average coal trains per day out of the Southern Powder River Basin. The growth for both the three and nine month periods was the result of high utility demand and market share gains. Extreme weather and high prices for natural gas and Eastern-sourced coal reduced utility stockpiles compared to a year ago. Severe weather in the first half of the year and delays due to mine production issues partially offset these increases.

Industrial Products - Industrial Products revenue increased in the third quarter but decreased for the nine month period of 2001 over the comparable periods in 2000. Strong construction activity drove up demand for lumber, stone, and cement in the third quarter and for the nine months ended September 30, 2001. The slowdown elsewhere in the economy reduced demand in the third quarter and nine months for steel and metallic minerals, advertising newsprint, and ferrous scrap. Average revenue per car for the three and nine month periods increased slightly as price increases and increased volumes of high average revenue per car lumber shipments more than offset growth in low average revenue per car stone carloads.

Intermodal - Intermodal revenue declined for both the three and nine month periods of 2001 over the comparable periods in 2000, as carloadings fell 3% for both periods. Volumes declined primarily in domestic segments as the slowing economy reduced demand. International segments continued to grow for both the three month and nine month periods of 2001. Average revenue per car grew primarily as the result of price increases.

OPERATING EXPENSES - Operating expenses decreased $42 million (2%) in the third quarter and increased $73 million (1%) for the three and nine month periods ended September 30, 2001, respectively. Operating expense comparisons by category for the three and nine month periods ending September 30, 2001 and 2000 are discussed below. The factors primarily responsible for the increase or decrease in each category are substantially the same for both the three and nine month periods, except as noted.

Salaries, Wages and Employee Benefits - Labor costs decreased $9 million (1%) in the third quarter and increased $18 million (1%) for the nine month period ended September 30, 2001. In the third quarter, the lower expenses were due to a 5% reduction in employee levels and higher train crew productivity compared to 2000, partially offset by wage and benefit inflation. Labor costs increased for the nine month period primarily from higher wage and benefit inflation, which was partially offset by a 4% reduction in employees and higher train crew productivity.

Equipment and Other Rents - Expenses decreased $6 million (2%) for the three month period and increased $32 million (4%) for the nine month period ended September 30, 2001. Lower costs in the third quarter were due primarily to lower volume costs and car leases, which were partially offset by increased locomotive leases and cycle times. Expenses were higher in the nine month period due to increased cycle times and higher locomotive leases partially offset by lower volume costs. Locomotive leases increased due to the acquisition of new, more reliable and fuel-efficient units to replace older models in the fleet.

Depreciation - Depreciation increased $7 million (3%) and $25 million (3%) for the three and nine month periods, respectively, over comparable periods in 2000, as a result of the Railroad's capital program in 2000 and the first nine months of 2001. Capital spending was $1.3 billion in the nine months ended September 30, 2001, compared to $1.4 billion in the nine months ended September 30, 2000.

Fuel and utilities - Expenses were down $24 million (7%) and up $43 million (5%) for the three and nine month periods, respectively. Lower fuel prices in the third quarter reduced expense by $20 million in the third quarter. Higher year to date average fuel prices added $41 million of expense in the first nine months of 2001 over comparable periods in 2000. Additional costs due to higher gross ton miles were offset by a lower diesel fuel consumption rate. In 2001, the Railroad's fuel consumption was 32% hedged at an average of 69 cents per gallon in the first quarter, 8% hedged at 68 cents per gallon in the second quarter, and 26% hedged at 67 cents per gallon in the third quarter (excluding taxes, transportation charges, and regional pricing spreads). The hedges decreased fuel costs by $4 million in the first half of the year and $3 million in the third quarter. In 2000, the Railroad hedged approximately 10% of its fuel consumption for the three and nine month periods, which decreased fuel costs by $15 million and $35 million, respectively. As of September 30, 2001, expected fuel consumption for the remaining three months of 2001 is 48% hedged at 65 cents per gallon excluding taxes, transportation costs and regional pricing spreads (see note 4 to the consolidated financial statements). During

October 2001, additional swaps were entered into which increased the hedge percentage to 58% and decreased the cents per gallon, excluding taxes, transportation costs and regional pricing spreads to 64 for the remaining three months of 2001.

Materials and Supplies - Expenses decreased $16 million (12%) and $48 million (11%) for the three and nine month periods, respectively, reflecting decreases in locomotive overhauls as well as freight car repairs and purchasing costs. The decrease in locomotive overhauls is due to the acquisition of newer, more reliable units and the retirement of older models in the fleet.

Casualty Costs - Expenses increased $4 million (5%) and $7 million (3%) for the three and nine month periods, respectively, primarily due to higher settlement costs.

Other Costs - Expenses increased $2 million (1%) for the third quarter of 2001 and decreased $4 million (1%) for the first nine months compared to the same periods in 2000. Higher contract expenses, state and local taxes, and joint facilities expenses were partially offset by cost control measures during the third quarter of 2001. Lower costs in the first nine months were primarily due to cost control and productivity gains, which were partially offset by higher state and local taxes and joint facilities expenses.

OPERATING INCOME - Operating income increased $12 million (2%) to $575 million in the third quarter and decreased $52 million (3%) to $1.5 billion for the nine months ended September 30, 2001. The operating ratio for the third quarter of 2001 was 78.9%, 0.7 percentage points better than 2000's 79.6% operating ratio. The operating ratio for the nine months ended September 30, 2001 was 81.2%, 0.6 percentage points worse than 2000's 80.6%.

NON-OPERATING ITEMS - Non-operating expense decreased $12 million and $78 million for the three and nine months ended September 30, 2001, respectively. The gains were primarily the result of higher income from real estate sales and lower interest expense. Income taxes increased $12 million for the third quarter and $21 million for the first nine months of 2001 reflecting higher pre-tax income and a higher effective tax rate in 2001.

TRUCKING SEGMENT

OPERATING REVENUES - For the three and nine month periods ended September 30, 2001, trucking revenues increased $5 million (2%) to $292 million and $23 million (3%) to $862 million, respectively, over the comparable periods in 2000 despite a decline in volume. The growth in each period resulted primarily from improved yield, partially offset by lower tonnage hauled.

OPERATING EXPENSES - For the three and nine month periods ended September 30, 2001, operating expenses increased $7 million (3%) to $274 million and $17 million (2%) to $819 million, respectively, over the comparable periods in 2000. Salaries, wages and employee benefits costs increased $9 million (5%) to $173 million and $25 million (5%) to $519 million for the three and nine month periods of 2001, respectively, reflecting wage and benefit increases and a 3% increase in employee levels. Fuel and utilities costs decreased $1 million (6%) to $17 million for the third quarter due to lower fuel prices partially offset by lower fuel economy. For the nine month period, fuel and utilities expense was nearly flat compared to 2000 as fuel price was the same in both periods. In the first nine months of 2001, Overnite had no fuel hedges. In the first nine months of 2000, fuel consumption was 9% hedged at an average of 39 cents per gallon (excluding taxes, transportation charges, and regional pricing spreads). As of September 30, 2001, no fuel consumption for the remaining three months of 2001 was hedged. Depreciation expense was flat at $12 million and $36 million for the three and nine months ended September 30, 2001, respectively. Materials and supplies expenses were flat at $12 million in the third quarter and up $1 million (3%) to $37 million for the nine month period ended September 30, 2001. Equipment and other rents decreased $1 million (4%) to $25 million for the third quarter and decreased $2 million (3%) to $71 million for the nine-month period over 2000 due to a reduction in local transportation services which offset an increase in contracted linehaul purchased transportation. Other expenses were flat at $35 million for the third quarter and down $6 million to $104 million (5%) for the nine month period ended September 30, 2001 primarily due to lower security, legal, and travel expenses compared to 2000.

OPERATING INCOME - Operating income decreased $2 million (7%) to $18 million and increased $6 million (15%) to $43 million for the three and nine months ended September 30, 2001, respectively. The operating ratio for the third quarter of 2001 was 93.7%, 0.5 percentage points worse than 2000's 93.2% operating ratio. The operating ratio for the nine months ended September 30, 2001 was 95.1%, 0.5 percentage points better than 2000's 95.6%.

OTHER OPERATIONS

OTHER PRODUCT LINES

The other product lines include the corporate holding company (which largely supports the Railroad), Fenix LLC, self-insurance activities, and all appropriate consolidating entries (see note 2 to the consolidated financial statements). For the three and nine month periods ended September 30, 2001, operating losses increased $6 million and increased $11 million, respectively, reflecting increased operating expenses over the same periods of 2000.

              CHANGES IN FINANCIAL CONDITION AND OTHER DEVELOPMENTS

FINANCIAL CONDITION - During the first nine months of 2001, cash provided by operations was $1.4 billion, compared to $1.5 billion in 2000. The decrease is primarily attributable to the timing of large cash payments including payments for the work force reduction.

         Cash used in investing activities was $1.3 billion during the first nine months of 2001, compared to $1.4 billion in 2000. The decrease in 2001 is a result of lower capital spending and higher asset sales in 2001, partially offset by the receipt of a cash dividend from an affiliate in 2000.

         Cash used in financing activities was $73 million in the first nine months of 2001, compared to $263 million in 2000. This lower net use of cash in financing activities is the result of higher debt and other financings in 2001 ($867 million in 2001 compared to $538 million in 2000) partly offset by higher net debt repayments ($792 million in 2001 versus $651 million in 2000).

         Including the Convertible Preferred Stock as an equity instrument, the ratio of debt to total capital employed was 43.9% at September 30, 2001 and 45.1% at December 31, 2000.

FINANCING ACTIVITIES

CREDIT FACILITIES - On September 30, 2001, the Corporation had $2.0 billion in revolving credit facilities, of which $1.0 billion expires in March 2002, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2001 and March 2000, respectively, are designated for general corporate purposes.

SHELF REGISTRATION STATEMENT AND SIGNIFICANT NEW BORROWINGS - During May 2001, under an existing shelf registration statement, the Corporation issued the remaining $200 million of debt securities available as fixed rate debt with a maturity date of May 25, 2004. Simultaneously, the Corporation entered into an interest rate swap converting the debt from a fixed rate to a variable rate. The proceeds from the issuance of this debt were used for repayment of debt and other general corporate purposes.

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

         During July 2001, UPRR entered into capital leases covering new locomotives. The related capital lease obligations totaled approximately $124 million and are included in the statements of consolidated financial position as debt.

         On October 1, 2001, the Corporation issued $300 million of fixed-rate debt under its shelf registration statement with a maturity date of October 15, 2007, leaving $700 million available for issuance. The proceeds from the issuance of this debt were used for repayment of debt and other general corporate purposes.

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

         Also in July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 eliminates the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 is effective for the Corporation's fiscal year beginning January 1, 2002. Management believes the financial impact that FAS 142 will have on the Corporation's consolidated financial statements will not be significant.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 requires the Corporation to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Corporation's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Corporation's consolidated financial statements.

         In addition, in October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 replaces Financial

Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to Be Disposed Of" (FAS 121). FAS 144 develops one accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of segments of a business. FAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. FAS 144 also broadens the definition of discontinued operations. FAS 144 is effective for the Corporation's fiscal year beginning January 1, 2002. Management is currently in the process of evaluating the impact this standard will have on the Corporation's consolidated financial statements.

MOTOR CARGO ACQUISITION - On October 15, 2001, the Corporation announced that it had entered into an Agreement and Plan of Merger, dated October 15, 2001 (the Agreement), with Motor Cargo Industries, Inc., a Utah corporation (Motor Cargo), and Motor Merger Co., a Utah corporation and wholly owned subsidiary of UPC, pursuant to which the Corporation agreed to offer to exchange for each share of Motor Cargo common stock, no par value (Motor Cargo Stock), at the election of the holder, either 0.26 of a share of common stock, par value $2.50 per share, of the Corporation or $12.10 in cash. On October 31, 2001, the Corporation announced the commencement of its offer to acquire the shares of Motor Cargo Stock, which offer will remain open until November 29, 2001, unless the Corporation elects to extend the offer beyond such date in accordance with the Agreement. Under the purchase method of accounting, the purchase price will be approximately $80 million. Motor Cargo is a western regional less than truckload
(LTL) carrier providing comprehensive service throughout 10 western states.

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

         Important factors that could cause such differences include, but are not limited to, whether the Corporation and its subsidiaries are fully successful in implementing their financial and operational initiatives; industry competition, conditions, performance and consolidation; legislative and/or regulatory developments, including possible enactment of initiatives to re-regulate the rail business; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions, both within the United States and globally; any adverse economic or operational repercussions from recent terrorist activities, any government response thereto and any future terrorist activities; changes in fuel prices; changes in labor costs; labor stoppages; and the outcome of claims and litigation.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SHAREHOLDER LITIGATION

As previously reported, a purported derivative action was filed by nine individuals, seven of whom are members of the International Brotherhood of Teamsters (Teamsters), on behalf of the Corporation on June 21, 2001 in the Chancery Court of Shelby County, Tennessee, naming as defendants current and certain former directors of the Corporation and various present and former officers and employees of Overnite Transportation Company, as well as Overnite, and, as a nominal defendant, the Corporation. The derivative action alleges, among other things, that the named defendants breached their fiduciary duties to the Corporation, wasted its assets and mismanaged the company by opposing the efforts of the Teamsters to organize the employees of Overnite. Plaintiffs claim that the "anti-union" campaign allegedly waged by the defendants cost millions of dollars and caused a substantial decline in the value of Overnite. On July 31, 2001, defendants filed a motion to dismiss the action on various grounds, which is still pending. The Corporation, Overnite and the individual defendants believe that the claims raised by the plaintiffs are without merit and intend to defend them vigorously. There have been no material developments with respect to these claims during the period covered by this report.

LABOR MATTERS

As previously reported, the General Counsel of the National Labor Relations Board (NLRB) is seeking a bargaining order remedy in 11 cases involving Overnite where a Teamsters local union lost a representation election. In these eleven cases an administrative law judge ruled that the bargaining order remedy is warranted. Overnite appealed those rulings to the NLRB. In two separate decisions, the NLRB upheld the decisions of the administrative law judge, and Overnite appealed the NLRB's rulings to the United States Court of Appeals for the Fourth Circuit. On February 16, 2001 a two-one majority of a Fourth Circuit panel enforced the NLRB bargaining orders in the first four cases. On July 5, 2001 a majority of judges of the entire Fourth Circuit bench granted Overnite's petition for a rehearing by the entire court in those four cases, and a hearing was held on September 25, 2001. A decision with respect to this hearing is still pending. The appeal of the other seven cases has been held in abeyance. In a twelfth case, the administrative law judge found that a bargaining order remedy was not warranted. Overnite believes it has substantial defenses in the bargaining order cases and intends to continue to defend them aggressively.

ENVIRONMENTAL MATTERS

The State of Illinois filed a complaint against the Railroad with the Illinois Pollution Board on May 14, 2001 seeking penalties for an alleged violation of state air pollution laws arising out of a release of styrene from a tank car near Cora, Illinois, which occurred on August 29, 1997. The car contained styrene monomer, a hazardous substance, stabilized by an inhibitor by the origin shipper. The car was delayed in transit for a number of different reasons including rerouting and reconsignment by the shipper. The Railroad was not notified that such delays could jeopardize the shipment. Eventually the effect of the inhibitor wore off and the styrene went into a reactive state resulting in pressure and venting near Cora, Illinois. A small populated area was evacuated for a few hours. The situation was controlled and remediated promptly. Styrene has since been put on the Railroad's list of time sensitive shipments for special monitoring. The State of Illinois seeks to assess a penalty in excess of $100,000. The Railroad believes the penalty should be significantly less than $100,000 and is vigorously defending the case. A hearing of the complaint is scheduled for March 22, 2002.

OTHER MATTERS

As previously reported in the Corporation's Annual Report on Form 10-K for 2000, Western Resources (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. The railroads are vigorously defending this lawsuit and oppose amendment of the complaint. As of the date of this report, the railroads have not filed their opposition to the second amendment. The suit currently is scheduled for trial in May of 2002. If, however, Western is permitted to file the second amended complaint, the trial date likely will be postponed. UPRR and BNSF have filed two motions seeking dismissal of the termination and restitution claims, both of which are still pending.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  12(a) Computation of ratio of earnings to fixed charges for the Three Months Ended September 30, 2001.

                  12(b) Computation of ratio of earnings to fixed charges for the Nine Months Ended September 30, 2001.



         (b)      REPORTS ON FORM 8-K

                  On July 19, 2001, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the second quarter of 2001.

                  On October 16, 2001, UPC filed a Current Report on Form 8-K announcing the Agreement and Plan of Merger by and among Motor Cargo Industries, Inc., Union Pacific Corporation and Motor Merger Co.

                  On October 18, 2001, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the third quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001





                              UNION PACIFIC CORPORATION
                              (Registrant)





                              By /s/ Richard J. Putz
                                 -----------------------------------------------
                                 Richard J. Putz
                                 Vice President and Controller
                                 (Chief Accounting Officer and Duly Authorized Officer)

                            UNION PACIFIC CORPORATION
                                  EXHIBIT INDEX

Exhibit No.   Description of Exhibits Filed with this Statement
-----------   -------------------------------------------------

     12(a) Computation of ratio of earnings to fixed charges for the Three Months Ended September 30, 2001.

     12(b) Computation of ratio of earnings to fixed charges for the Nine Months Ended September 30, 2001.