Form 10-K
period 2001-12-31
UNION PACIFIC CORP
filed 2002-03-04
CIK 100885

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------    -----------

                          COMMISSION FILE NUMBER 1-6075


                            UNION PACIFIC CORPORATION
             (Exact name of registrant as specified in its charter)

            UTAH                                                 13-2626465
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                       1416 DODGE STREET, OMAHA, NEBRASKA
                    (Address of principal executive offices)

                                      68179
                                   (Zip Code)

                                 (402) 271-5777
              (Registrant's telephone number, including area code)




Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                                     Name of each exchange on which registered
--------------------                                    -----------------------------------------
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

     As of January 31, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was approximately $15,113,551,697.

     The number of shares outstanding of the registrant's Common Stock as of January 31, 2002, was 243,570,535.

================================================================================

Documents Incorporated by Reference - Portions of the registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on April 19, 2002, have been incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS
                            UNION PACIFIC CORPORATION

                                                       PART I

Item 1.            Business................................................................................   3

Item 2.            Properties..............................................................................   6

Item 3.            Legal Proceedings.......................................................................   8

Item 4.            Submission of Matters to a Vote of Security Holders.....................................  10

                   Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries...  10

                                                       PART II

Item 5.            Market for the Registrant's Common Stock and Related Shareholder Matters................  12

Item 6.            Selected Financial Data.................................................................  12

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of
                        Operations.........................................................................  13

                   Cautionary Information..................................................................  29

Item 7A.           Quantitative and Qualitative Disclosures about Market Risk..............................  29

Item 8.            Financial Statements and Supplementary Data.............................................  30

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure.........................................................................  55

                                                      PART III

Item 10.           Directors and Executive Officers of the Registrant......................................  56

Item 11.           Executive Compensation..................................................................  56

Item 12.           Security Ownership of Certain Beneficial Owners and Management..........................  56

Item 13.           Certain Relationships and Related Transactions..........................................  56

                                                       PART IV

Item 14.           Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................  57

                   Signatures..............................................................................  58

                                     PART I

ITEM 1. BUSINESS

CORPORATE STRUCTURE

Union Pacific Corporation (UPC or the Corporation) was incorporated in Utah in 1969. The Corporation's principal executive offices are located at 1416 Dodge Street, Room 1230, Omaha, NE 68179. The telephone number at that address is
(402) 271-5777. The Corporation's common stock is listed on the New York Stock Exchange under the symbol "UNP". The Corporation operates primarily in the areas of rail transportation, through its indirect wholly owned subsidiary Union Pacific Railroad Company (UPRR or the Railroad), and trucking, through its indirect wholly owned subsidiaries Overnite Transportation Company (Overnite) and, subsequent to November 30, 2001, Motor Cargo Industries, Inc. (Motor Cargo). The details of strategic transactions in recent years are as follows:

SOUTHERN PACIFIC - During 2001, UPC completed its integration of Southern Pacific's rail operations (see notes 1 and 2 to the Consolidated Financial Statements, Item 8). UPC consummated the acquisition of Southern Pacific in September 1996 for $4.1 billion. Sixty percent of the outstanding Southern Pacific common shares was converted into UPC common stock and the remaining 40% of the outstanding shares was acquired for cash. UPC initially funded the cash portion of the acquisition with credit facility borrowings, all of which have been subsequently refinanced with other borrowings. The acquisition of Southern Pacific has been accounted for using the purchase method of accounting and was fully consolidated into UPC results beginning October 1996.

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

MOTOR CARGO - The Corporation entered into an Agreement and Plan of Merger, dated October 15, 2001 (the Agreement), with Motor Cargo, a Utah corporation, and Motor Merger Co., a Utah corporation and wholly owned subsidiary of UPC, pursuant to which, the Corporation agreed to offer to exchange for each share of Motor Cargo common stock, no par value (Motor Cargo Stock), at the election of the holder, either 0.26 of a share of common stock, par value $2.50 per share, of the Corporation or $12.10 in cash. As a result of the exchange offer, UPC acquired 99.7% of Motor Cargo Stock as of November 30, 2001, and therefore, Motor Cargo's results of operations were consolidated with the Corporation subsequent to November 30, 2001. The Corporation utilized approximately 1.7 million shares of UPC common stock in the exchange. In February 2002, the Corporation completed the acquisition of the remaining shares of Motor Cargo Stock, and Motor Merger Co. was merged with Motor Cargo leaving Motor Cargo as the surviving corporation. After completion of the merger, the trucking segment of the Corporation now includes Overnite and Motor Cargo operating as separate and distinct companies under Overnite Corporation, a newly formed holding company. Under the purchase method of accounting, the purchase price was approximately $85 million, including assumed liabilities.

OPERATIONS

Union Pacific Corporation consists of two reportable segments, rail and trucking, as well as UPC's other product lines (Other). The rail segment includes the operations of UPRR and UPRR's subsidiaries and rail affiliates (collectively, the Railroad). The trucking segment includes the operations of Overnite and, subsequent to November 30, 2001, Motor Cargo. The Corporation's other product lines are comprised of the corporate holding company (which largely supports the Railroad), Fenix LLC and affiliated technology companies (Fenix), self-insurance activities and all appropriate consolidating entries (see note 1 to the Consolidated Financial Statements, Item 8).

RAIL

OPERATIONS - The Railroad is a Class I railroad that operates in the United States. It has over 33,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern United States gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Railroad freight is comprised of six commodity lines: agricultural, automotive, chemicals, energy, industrial products and intermodal. The Railroad continues to focus on utilization of its capital asset base to meet current operating needs and to introduce innovative rail services across every commodity line.

    The Railroad is subject to price and service competition from other railroads, motor carriers and barge operators. The Railroad's main competitor is Burlington Northern Santa Fe Corporation. Its rail subsidiary, The Burlington Northern and Santa Fe Railway Company (BNSF), operates parallel routes in many of the Railroad's main traffic corridors. In addition, the Railroad's operations are conducted in corridors served by other competing railroads and by motor carriers. Motor carrier competition is particularly strong for intermodal traffic. Because of the proximity of the Railroad's routes to major inland and Gulf Coast waterways, barge competition can be particularly pronounced, especially for grain and bulk commodities.

EMPLOYEES - Approximately 87% of the Railroad's nearly 48,000 employees are represented by 14 major rail unions. National negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999. In May 2001, the Brotherhood of Maintenance of Way Employees (BMWE) ratified a five-year agreement, which included provisions for an annual wage increase (based on the consumer price index) and progressive health and welfare cost sharing. The health and welfare cost sharing was a milestone as the BMWE is the first union to make significant cost contributions to their health and welfare plan. Contract discussions with the remaining unions are either in negotiation or mediation. Also during 2001, much of the operating craft unions' focus was on a proposed merger between the United Transportation Union and the Brotherhood of Locomotive Engineers (BLE). In a December 2001 re-vote, the BLE resoundingly rejected the merger. Both operating craft unions have indicated a desire to complete national negotiations. The Corporation anticipates significant progress in 2002.

TRUCKING

OPERATIONS - The trucking segment includes the operations of Overnite and Motor Cargo. Overnite is a major interstate trucking company specializing in less-than-truckload (LTL) shipments. Overnite serves all 50 states and portions of Canada and Mexico through 170 service centers located throughout the United States providing regional, inter-regional and long haul service. Overnite transports a variety of products including machinery, tobacco, textiles, plastics, electronics and paper products. Motor Cargo is a western regional LTL carrier that provides comprehensive service throughout 10 western states. Motor Cargo transports general commodities including consumer goods, packaged foodstuffs, industrial and electronic equipment and auto parts. Overnite and Motor Cargo experience intense service and price competition from regional, inter-regional and national LTL carriers and, to a lesser extent, from truckload carriers, railroads and overnight delivery companies. Major competitors include USFreightways and CNF Inc. Overnite and Motor Cargo believe they are able to compete effectively in their markets by providing high quality, customized service at competitive prices.

EMPLOYEES - Overnite continues to oppose the efforts of the International Brotherhood of Teamsters (Teamsters) to unionize Overnite service centers. Since the Teamsters began their efforts at Overnite in 1994, Overnite has received 90 petitions for union elections at 66 of its 170 service centers, although there have been only nine elections since August 1997, and Teamsters representation was rejected in seven of those nine elections. Twenty-two service centers, representing approximately 14% of Overnite's nearly 13,000 nationwide employee work force, have voted for union representation, and the Teamsters have been certified and recognized as the bargaining representative for such employees. Employees at 18 of these 22 locations have filed decertification petitions since 1999. Elections affecting approximately 400 additional employees are unresolved, and there are no elections currently scheduled. Additionally, proceedings are pending in certain cases where a Teamsters' local union lost a representation election. To date, Overnite has not entered into any collective bargaining agreements with the Teamsters, who began a job action on October 24, 1999, that has continued into 2002. As of January 19, 2002, 19 Overnite service centers had approximately 369 employees, less than 3% of Overnite's work force, who did not report to work. Despite the work stoppage, Overnite has managed to improve its revenue and profitability on a year-over-year basis. Employees at two Motor Cargo service centers located in North Salt Lake, Utah and Reno, Nevada, representing approximately 11% of Motor Cargo's total work force at 30 service centers, are covered by two separate collective bargaining agreements with unions affiliated with the Teamsters. Although the agreements cover most of the employees at these two facilities, less than half of these covered employees are actual members of unions.

OTHER PRODUCT LINES

OTHER - Included in the other product lines are the results of the corporate holding company, Fenix, self-insurance activities and all appropriate consolidating entries.

OTHER INFORMATION

Additional information regarding UPC's operations is presented within Selected Financial Data, Item 6, and the Consolidated Financial Statements, Item 8.

GOVERNMENTAL REGULATION - UPC's operations are currently subject to a variety of federal, state and local regulations (see also the discussion of certain regulatory proceedings in Legal Proceedings, Item 3).

    The operations of the Railroad and trucking segment are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT) and other federal and state agencies. The operations of the Railroad are also subject to the regulations of the Federal Railroad Administration of the DOT. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension or abandonment of rail lines; and acquisition of control of rail common carriers. In March 2000, the STB imposed a 15-month moratorium on railroad merger applications between Class I railroads. The moratorium directed large railroads to avoid merger activities for 15 months until the STB adopted new rules governing merger proceedings. The rulemaking proceeding was completed June 11, 2001. On that date, the moratorium ended, and the STB issued new rules to be applied in merger proceedings involving Class I carriers which impose greater protective conditions on future transactions to enhance competition.

    The DOT and the Occupational Safety and Health Administration, along with other federal agencies have jurisdiction over certain aspects of safety, movement of hazardous materials, movement and disposal of hazardous waste and equipment standards. Various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

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

     The Environmental Protection Agency (EPA) regulations under RCRA have established a comprehensive system for the management of hazardous waste. These regulations identify a wide range of industrial by-products and residues as hazardous waste, and specify requirements for management of such waste from the time of generation through the time of disposal and beyond. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA may be authorized by the EPA to administer all or part of RCRA on behalf of the EPA.

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

     CERCLA imposes strict liability on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment. It also imposes strict liability on the generators of such waste and the transporters of the waste who select the disposal or treatment sites. Liability may include cleanup costs incurred by third persons and damage to publicly owned natural resources. The Company is subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed of or as a generator or a transporter of hazardous substances disposed of at other locations. Some states have enacted, and other states are considering enacting, legislation similar to CERCLA. Certain provisions of these acts are more stringent than CERCLA. States that have passed such legislation are currently active in designating more facilities as requiring cleanup and further assessment.

     The operations of the Corporation are subject to the requirements of the CAA. The 1990 amendments to the CAA include a provision under Title V requiring that certain facilities obtain operating permits. EPA regulations require all states to develop federally-approvable permit programs. Affected facilities must submit air operating permit applications to the respective states within one year of the EPA's approval of the state programs. Certain of the Corporation's facilities may be required to obtain such permits. In addition, in December 1997, the EPA issued final regulations which require that certain purchased and remanufactured locomotives meet stringent emissions criteria. While the cost of meeting these requirements may be significant, expenditures are not expected to materially affect the Corporation's financial condition or results of operations.

     The operations of the Corporation are also subject to other laws protecting the environment, including permit requirements for wastewater discharges pursuant to the National Pollutant Discharge Elimination System and storm-water runoff regulations under the Federal Water Pollution Control Act.

     Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Costs, Item 7, and in note 12 to the Consolidated Financial Statements, Item 8.

ITEM 2. PROPERTIES

The Corporation's primary real estate, equipment and other property (properties) are owned or leased to support its rail and trucking operations. The Corporation believes that its properties are in good condition and adequate for current operations. The rail and trucking segments operate facilities and equipment designated for both the maintenance and repair of their respective property, including locomotives, rail cars, tractors and trailers and other equipment, and for monitoring such maintenance and repair work. The facilities include rail yards, intermodal ramps and maintenance shops throughout the rail system and service centers operated by the trucking segment. Additionally, the Corporation had approximately $1.7 billion in capital expenditures during 2001 for, among other things, building and maintaining track, structures and infrastructure, upgrading and augmenting equipment and developing and implementing new technologies.

    Certain of the Corporation's properties are subject to federal, state and local provisions involving the protection of the environment. See discussion of environmental issues in Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Costs, Item 7, and in note 12 to the Consolidated Financial Statements, Item 8. See also notes 1, 5, 7 and 8 to the Consolidated Financial Statements, Item 8, for additional information regarding the Corporation's properties.

RAIL OPERATIONS

TRACK - The Corporation's rail operations utilize over 33,000 main line and branch line route miles in 23 states in the western two-thirds of the United States. The Corporation owns 27,500 route miles with the remainder of route miles operated under trackage rights or leases. As of and for the years ending December 31, 2001, 2000 and 1999, route miles operated and track miles installed and replaced are as follows:

Miles                                                    2001       2000       1999
-----                                                  --------   --------   --------
Main line ..........................................     27,553     26,914     26,963
Branch line ........................................      6,033      6,121      6,378
Yards, sidings and other main lines ................     21,669     21,564     21,660
                                                       --------   --------   --------
Total ..............................................     55,255     54,599     55,001
                                                       --------   --------   --------
Track miles of rail installed and replaced:
     New ...........................................        857        943        950
     Used ..........................................        388        242        444
Ties installed and replaced (000) ..................      3,648      3,332      3,293
                                                       --------   --------   --------

EQUIPMENT - The Corporation's primary rail equipment as of and for the years ending December 31, 2001, 2000 and 1999, consisted of the following:

Equipment                                               2001        2000       1999
---------                                              --------   --------   --------
Owned or leased at year-end:
Locomotives.........................................      6,886      7,007      6,969
Freight cars:
     Covered hoppers................................     33,901     37,607     39,212
     Boxcars........................................     15,561     18,342     20,864
     Open-top hoppers...............................     17,202     18,683     19,828
     Gondolas.......................................     15,431     17,480     18,099
     Other..........................................     14,681     16,557     16,726
Work Equipment......................................      6,950      6,616      9,927
                                                       --------   --------   --------

Purchased or leased during the year:
     Locomotives....................................        500        451        182
     Freight cars...................................        793      1,082      1,216
                                                       --------   --------   --------

Average age of equipment (years):
     Locomotives....................................       14.9       14.9       15.4
     Freight cars...................................       22.5       20.9       19.3
                                                       --------   --------   --------


TRUCKING OPERATIONS

Properties related to trucking operations consist primarily of terminals and tractor and trailer equipment. The following table provides the number of tractors, trailers and service centers owned or leased within the trucking operations:

Equipment and Service Centers                            2001       2000       1999
-----------------------------                          --------   --------   --------
Owned or leased at year-end:
     Tractors ......................................      5,500      4,916      5,288
     Trailers ......................................     21,264     18,586     20,111
     Straight trucks ...............................        138         74         77
     Automobiles and service units .................        191        166        158
     Service centers ...............................        199        166        166
                                                       --------   --------   --------
Average age of equipment (years):
     Tractors ......................................        5.6        6.3        6.0
     Trailers ......................................        8.8        8.2        9.0
                                                       --------   --------   --------

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

    Among the conditions to the STB's approval of the Southern Pacific acquisition was the requirement that the STB retain oversight jurisdiction for five years to examine whether the conditions imposed under the Decision remain effective to address the competitive harms caused by the merger. On July 2, 2001, the Railroad filed its fifth comprehensive summary with the STB. Interested parties were required to file comments concerning the fifth annual oversight proceeding by August 21, 2001, and replies were due on September 4, 2001. On December 20, 2001, the STB issued a decision concluding the fifth and final oversight proceeding and announcing the end to the formal oversight process. The STB will continue to have authority to enforce the conditions it imposed on the merger to ensure they are implemented in a manner that effectively preserves pre-merger competition.

SHAREHOLDER LITIGATION

A purported derivative action was filed by nine individuals, seven of whom are members of the Teamsters, on behalf of the Corporation on June 21, 2001, in the Chancery Court of Shelby County, Tennessee, naming as defendants current and certain former directors of the Corporation and various present and former officers and employees of Overnite, as well as Overnite, and, as a nominal defendant, the Corporation. The derivative action alleges, among other things, that the named defendants breached their fiduciary duties to the Corporation, wasted its assets and mismanaged the company by opposing the efforts of the Teamsters to organize the employees of Overnite. Plaintiffs claim that the "anti-union" campaign allegedly waged by the defendants cost millions of dollars and caused a substantial decline in the value of Overnite. On July 31, 2001, defendants filed a motion to dismiss the action on various grounds. The Corporation, Overnite and the individual defendants believe that the claims raised by the plaintiffs are without merit and intend to defend them vigorously.

LABOR MATTERS

The General Counsel of the National Labor Relations Board (NLRB) is seeking a bargaining order remedy in 11 cases involving Overnite where a Teamsters' local union lost a representation election. A bargaining order remedy would require Overnite to recognize and bargain with the union as if the union had won instead of lost the election and would be warranted only if the following findings are made: (1) the petitioning Teamsters' local had obtained valid authorization cards from a majority of the employees in an appropriate unit; (2) Overnite committed serious unfair labor practices; and (3) those unfair labor practices would preclude the holding of a fair election despite the application of less drastic remedies. In these 11 cases, an administrative law judge and the NLRB ruled that the bargaining order remedy is warranted. Overnite appealed the NLRB's ruling to the United States Court of Appeals for the Fourth Circuit. By a two-one decision, the Fourth Circuit initially enforced the first four bargaining orders. Last year, the full Fourth Circuit agreed to rehear that case. On February 11, 2002, the full Fourth Circuit ruled in Overnite's favor on the bargaining order remedy in the first four cases and remanded the cases to the NLRB for new representation elections. The time for seeking review in the United States Supreme Court has not yet expired. Appeal of the seven cases had been held in abeyance pending this decision and now will be heard by the Fourth Circuit if the NLRB does not withdraw the bargaining orders on its own. Overnite believes that Supreme Court review of the first four cases in unlikely and that there is no substantial basis to distinguish the seven remaining cases from the four recently decided by the Fourth Circuit. In a twelfth case, the administrative law judge found that a bargaining order remedy was not warranted.

ENVIRONMENTAL MATTERS

On January 30, 2002, the Louisiana Department of Environmental Quality (LDEQ) issued to the Railroad a notice of a proposed penalty assessment in the amount of $195,700 in connection with the release of water potentially impacted by the derailment of a train near Eunice, Louisiana on May 27, 2000. The Railroad previously met with the LDEQ regarding this matter to present documentation indicating that no penalty should be assessed and intends to vigorously defend this matter.

    The State of Illinois filed a complaint against the Railroad with the Illinois Pollution Board on May 14, 2001, seeking penalties for an alleged violation of state air pollution laws arising out of a release of styrene from a tank car near Cora, Illinois, which occurred on August 29, 1997. The car contained styrene monomer, a hazardous substance, stabilized by an inhibitor by the origin shipper. The car was delayed in transit for a number of different reasons including rerouting and reconsignment by the shipper. The Railroad was not notified that such delays could jeopardize the shipment. Eventually the effect of the inhibitor wore off and the styrene went into a reactive state resulting in pressure and venting near Cora, Illinois. A sparsely-populated area was evacuated for a few hours. The situation was controlled and remediated promptly. Styrene has since been put on the Railroad's list of time sensitive shipments for special monitoring. The State of Illinois seeks to assess a penalty in excess of $100,000. The Railroad believes the penalty should be significantly less than $100,000 and is vigorously defending the case. A hearing of the complaint is scheduled for March 22, 2002.

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

     Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Costs, Item 7, and in note 12 to the Consolidated Financial Statements, Item 8.

OTHER MATTERS

As previously reported in the Corporation's Annual Report on Form 10-K for 2000, Western Resources (Western) filed a complaint on January 24, 2000, in the U.S. District Court for the District of Kansas alleging that UPRR and BNSF materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. The railroads are vigorously defending this lawsuit and oppose amendment of the complaint. The suit currently is scheduled for trial in May 2002. If, however, Western is permitted to file the second amended complaint, the trial date likely will be postponed. UPRR and BNSF have filed two motions seeking dismissal of the termination and restitution claims, both of which are still pending. The railroads believe they have substantial defenses in the case and intend to continue to defend it aggressively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT AND PRINCIPAL EXECUTIVE OFFICERS OF SUBSIDIARIES

                                                                                                     Business
                                                                                                    Experience
                                                                                                 During Past Five
     Name                                      Position                                 Age           Years
     ----                                      --------                                 ---      ----------------
Richard K. Davidson           Chairman, President and Chief Executive Officer of UPC     60      Current Position
                              and Chairman and Chief  Executive Officer of the
                              Railroad

James R. Young                Executive Vice President-Finance of UPC and Chief          49             (1)
                              Financial Officer of the Railroad

L. Merill Bryan, Jr.          Senior Vice President and Chief Information Officer        57             (2)

Charles R. Eisele             Senior Vice President-Strategic Planning                   52             (3)

Robert M. Knight, Jr.         Senior Vice President-Finance                              44             (4)

Barbara W. Schaefer           Senior Vice President-Human Resources                      48             (5)

Robert W. Turner              Senior Vice President-Corporate Relations                  52             (6)

Carl W. von Bernuth           Senior Vice President, General Counsel and Secretary       58             (7)

Bernard R. Gutschewski        Vice President-Taxes                                       51             (8)

Mary E. McAuliffe             Vice President-External Relations                          56      Current Position

Richard J. Putz               Vice President and Controller                              54             (9)

Mary Sanders Jones            Vice President and Treasurer                               49            (10)

Ivor J. Evans                 President and Chief Operating Officer of the Railroad      59            (11)

Dennis J. Duffy               Executive Vice President-Operations of the Railroad        51            (12)

John J. Koraleski             Executive Vice President-Marketing and Sales of the        51            (13)
                              Railroad

R. Bradley King               Executive Vice President-Network Design and                53            (14)
                              Integration of the Railroad

Leo H. Suggs                  Chairman and Chief Executive Officer of Overnite           62      Current Position

EXECUTIVE OFFICERS OF THE REGISTRANT AND PRINCIPAL EXECUTIVE OFFICERS OF SUBSIDIARIES

(Continued)

(1) Mr. Young was elected Executive Vice President-Finance of UPC and Chief Financial Officer of the Railroad effective December 1, 1999. He was elected Controller of UPC and Senior Vice President-Finance of the Railroad effective March 1999 and Senior Vice President-Finance of UPC effective June 1998. He served as Treasurer of the Railroad from June 1998 to March 1999. He was Vice President-Customer Service Planning and Quality of the Railroad from April 1998 to June 1998, Vice President-Quality and Operations Planning from September 1997 to April 1998, and Vice President-Finance and Quality from September 1995 to September 1997.

(2) Mr. Bryan was elected to his current position effective May 1997. Prior thereto, he was President and Chief Executive Officer of Union Pacific Technologies, Inc., a subsidiary of UPC.

(3) Mr. Eisele was elected to his current position effective October 1, 2001. He was Vice President-Strategic Planning and Administration from March 1999 to October 2001, Vice President-Strategic Planning from September 1997 to March 1999, and Vice President-Purchasing for the Railroad prior thereto.

(4) Mr. Knight was elected to his current position effective February 1, 2002. He was Vice President and General Manager Autos for the Railroad from June 2000 to February 1, 2002, Vice President and General Manager Energy for the Railroad from March 1999 to June 2000, Vice President Quality and Administration for UPC from April 1997 to March 1999, and prior thereto, Director-Compensation and HRIS for UPC.

(5) Ms. Schaefer was elected to her current position effective April 1997. Prior thereto, she was Vice President-Human Resources of the Railroad.

(6) Mr. Turner was elected to his current position effective August 2000. Prior thereto, he was Vice President-Public Affairs of Champion International Corporation, a paper and forest products company.

(7) Mr. von Bernuth was elected Secretary effective April 1997. He has been Senior Vice President and General Counsel during the past five years.

(8) Mr. Gutschewski was elected Vice President-Taxes effective August 1998. Prior thereto, he was Assistant Vice President-Tax and Financial Management of the Railroad.

(9) Mr. Putz was elected Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad effective December 1, 1999. Prior thereto, he was Assistant Vice President and Controller of the Railroad.

(10) Ms. Sanders Jones was elected to her current position effective March 1999. She served as Vice President-Investor Relations from June 1998 to March 1999. Prior thereto, she was Assistant Vice President-Treasury and Assistant Treasurer of UPC.

(11) Mr. Evans was elected to his current position effective September 1998. Prior thereto, he was Senior Vice President of Emerson Electric Company, a company engaged in the design, manufacture and sale of electrical, electromechanical, and electronic products and systems.

(12) Mr. Duffy was elected to his current position effective September 1998. He was Senior Vice President-Safety Assurance and Compliance Process from October 1997 to September 1998. Prior thereto, he was Senior Vice President-Customer Service and Planning of the Railroad.

(13) Mr. Koraleski was elected to his current position effective March 1999. He served as Controller of UPC from August 1998 to March 1999 and prior thereto as Executive Vice President-Finance of the Railroad. Prior to May 1996, he was Executive Vice President-Finance and Information Technologies of the Railroad.

(14) Mr. King was elected to his current position effective September 1998. He was Executive Vice President-Operations from October 1997 to September 1998. Prior thereto, he was Vice President-Transportation of the Railroad.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The common stock of the Corporation is traded on the New York Stock Exchange under the symbol "UNP". The following table sets forth, for the fiscal quarters indicated, the dividends declared and the high and low sales prices of the Corporation's common stock.

2001 - Dollars Per Share        Mar. 31     June 30     Sep. 30     Dec. 31
------------------------       ---------   ---------   ---------   ---------
Dividends ..................   $    0.20   $    0.20   $    0.20   $    0.20
Common stock price:
   High ....................       57.10       60.70       58.24       57.50
   Low .....................       48.81       50.00       43.75       44.60
                               ---------   ---------   ---------   ---------
2000 - Dollars Per Share
------------------------
Dividends ..................   $    0.20   $    0.20   $    0.20   $    0.20
Common stock price:
   High ....................       47.63       46.31       46.00       52.81
   Low .....................       34.25       37.13       37.44       37.88
                               ---------   ---------   ---------   ---------

    At January 31, 2002, there were 251,097,904 shares of outstanding common stock and approximately 36,179 common shareholders of record. At that date, the closing price of the common stock on the New York Stock Exchange was $62.05. The Corporation has paid dividends to its common shareholders during each of the past 102 years. The Corporation is subject to certain restrictions related to the payment of cash dividends. The amount of retained earnings available for dividends under the most restrictive test was $4.1 billion and $3.2 billion at December 31, 2001 and 2000, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents, as of and for the years ended December 31, selected financial data for the Corporation for each of the last 10 years. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and with the Consolidated Financial Statements and notes thereto, Item 8. The information below is not necessarily indicative of the results of future operations.

Millions of Dollars, Except Per Share Amounts, Ratios and Employee Statistics
                                  2001     2000[b]    1999     1998[c]     1997      1996      1995     1994[d]   1993[e]    1992
                                --------  --------  --------  --------   --------  --------  --------  --------  --------  --------
FOR THE YEAR ENDED DECEMBER 31[a]
Operating revenue ............    11,973    11,878    11,237    10,514     11,079     8,786     7,486     6,492     6,002     5,773
Operating income .............     2,072     1,903     1,804      (171)     1,144     1,432     1,242     1,145     1,015       992
Income [f] ...................       966       842       783      (633)       432       733       619       568       412       456
Net income ...................       966       842       810      (633)       432       904       946       546       530       728
Per share - basic:
  Income [f] .................      3.90      3.42      3.17     (2.57)      1.76      3.38      3.02      2.77      2.01      2.24
  Net income .................      3.90      3.42      3.28     (2.57)      1.76      4.17      4.62      2.66      2.59      3.58
Per share - diluted:
  Income [f] .................      3.77      3.34      3.12     (2.57)      1.74      3.36      3.01      2.76      2.00      2.24
  Net income .................      3.77      3.34      3.22     (2.57)      1.74      4.14      4.60      2.66      2.58      3.57
Dividends per share ..........      0.80      0.80      0.80      0.80       1.72      1.72      1.72      1.66      1.54      1.42
Operating cash flow ..........     1,992     2,053     1,869       565      1,600     1,657     1,454     1,079       975       842
                                --------  --------  --------  --------   --------  --------  --------  --------  --------  --------

AT DECEMBER 31
Total assets .................    31,551    30,917    30,192    29,590     28,860    27,990    19,500    14,543    13,797    12,901
Total debt ...................     8,080     8,351     8,640     8,692      8,518     8,027     6,364     4,479     4,105     4,035
Common shareholders' equity ..     9,575     8,662     8,001     7,393      8,225     8,225     6,364     5,131     4,885     4,639
Equity per common share ......     38.26     35.09     32.29     29.88      33.30     33.35     30.96     24.92     23.81     22.75
                                --------  --------  --------  --------   --------  --------  --------  --------  --------  --------

Millions of Dollars, Except Per Share Amounts, Ratios and Employee Statistics
                                        2001   2000[b]    1999   1998[c]    1997    1996     1995    1994[d]  1993[e]   1992
                                      -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
ADDITIONAL DATA
Rail commodity revenue .............   10,391   10,270    9,851    9,072    9,712    7,419    6,105    5,216    4,873    4,819
Trucking revenue ...................    1,143    1,113    1,062    1,034      946      961      976    1,037      939      873
Rail carloads (000) ................    8,916    8,901    8,556    7,998    8,453    6,632    5,568    4,991    4,619    4,458
Trucking shipments (000) ...........    7,981    7,495    7,708    7,789    7,506    8,223    8,332    8,593    8,206    7,669
Rail operating ratio (%) ...........     80.7     82.3     82.0     95.4     87.4     79.1     78.1     77.9     79.1     79.0
Trucking operating ratio (%) [g] ...     95.3     95.2     98.1     94.8     96.8    104.9    103.0     91.3     90.2     90.9
Average employees (000) ............     60.4     61.8     64.2     65.1     65.6     54.8     49.5     45.5     44.0     42.8
Revenue per employee (000) .........    198.2    192.2    175.0    161.5    168.9    160.3    151.2    142.7    136.4    134.9
                                      -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
FINANCIAL RATIOS (%)
Debt to capital employed ...........     42.2     45.1     47.6     49.4     50.9     49.4     50.0     46.6     45.7     46.5

Return on equity [h] ...............     10.6     10.1     10.5     (8.1)     5.3     12.4     16.5     10.9     11.1     16.5
                                      -------  -------  -------  -------  -------  -------  -------  -------  -------  -------


[a] Data included the effects of the acquisitions of Motor Cargo as of November 30, 2001, Southern Pacific Rail Corporation as of October 1, 1996, Chicago and North Western Transportation Company as of May 1, 1995, and Skyway Freight Systems, Inc. as of May 31, 1993, and reflects the disposition of the Corporation's natural resources subsidiary in 1996, waste management subsidiary in 1995 and Skyway Freight Systems in 1998.
[b] 2000 operating income and net income included $115 million pre-tax ($72 million after-tax) work force reduction charge (see note 15 to the Consolidated Financial Statements, Item 8).
[c] 1998 operating loss and net loss included a $547 million pre-and after-tax charge for the revaluation of Overnite goodwill.
[d] 1994 net income included a net after-tax loss of $404 million from the sale of the Corporation's waste management operations.
[e] 1993 net income included a net after-tax charge for the adoption of changes in accounting methods for income taxes, postretirement benefits other than pensions and revenue recognition, and a one-time charge for the deferred tax effect of the Omnibus Budget Reconciliation Act of 1993.
[f]      Based on results from continuing operations.
[g] Excluded goodwill amortization in all years, and the revaluation of goodwill in 1998.
[h]      Based on average common shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and applicable notes to the Consolidated Financial Statements, Item 8, and other information included in this Form 10-K.

    As stated in Item 1, Union Pacific Corporation consists of two reportable segments, rail and trucking, as well as UPC's other product lines (Other). The rail segment includes the operations of UPRR and UPRR's subsidiaries and rail affiliates (collectively, the Railroad). The trucking segment includes the operations of Overnite and, subsequent to November 30, 2001, Motor Cargo. The Corporation's other product lines are comprised of the corporate holding company (which largely supports the Railroad), Fenix LLC and affiliated technology companies (Fenix), self-insurance activities, and all appropriate consolidating entries (see note 1 to the Consolidated Financial Statements, Item 8).

2001 COMPARED TO 2000 RESULTS OF OPERATIONS

CONSOLIDATED

NET INCOME - The Corporation reported record net income of $966 million ($3.90 per basic share and $3.77 per diluted share) in 2001 compared to $842 million ($3.42 per basic share and $3.34 per diluted share) in 2000. Excluding the effect of a $115 million pre-tax ($72 million after-tax) charge in 2000 related to a work force reduction plan at the Railroad, 2000 net income was $914 million ($3.71 per basic share and $3.61 per diluted share). The increase in net income excluding the work force reduction charge in 2000 was due primarily to revenue growth, productivity gains and cost control, lower non-operating expense and lower fuel prices.

OPERATING REVENUES - Operating revenues increased $95 million (1%) to a record $12.0 billion in 2001, reflecting 1% growth at the Railroad and 3% growth in the trucking segment. The Corporation recognizes transportation revenues on a percentage-of-completion basis as freight moves from origin to destination. Other revenue is recognized as service is performed or contractual obligations are met.

OPERATING EXPENSES - Operating expenses decreased $74 million (1%) to $9.9 billion in 2001 from $10.0 billion in 2000. Excluding the effect of the work force reduction charge in 2000, operating expenses increased $41 million compared to 2000 reflecting wage and benefit inflation and higher equipment rents and depreciation expenses. These increases were partially offset by a 4% reduction in employment levels at the Railroad, lower fuel prices and cost control efforts. Lower fuel prices in 2001 versus 2000 reduced fuel expense by $35 million in 2001.

     Salaries, wages and employee benefits decreased $35 million compared to 2000. Excluding the work force reduction charge, salaries, wages and employee benefits increased $80 million (2%), as wage and benefit inflation and volume costs exceeded savings from lower employment levels and improved productivity. Equipment and other rents expense increased $26 million (2%) as a result of additional locomotive lease expense and longer car cycle times, which indicates that cars spent more time on the rail system between shipments. Partially offsetting these increases were lower costs due to declines in rail traffic requiring rental of freight cars. In addition, the Railroad experienced lower rental rates, and Overnite experienced lower contract transportation costs. Depreciation expense increased $34 million (3%) as a result of the Railroad's capital spending in recent years which increased the total value of the Corporation's assets subject to depreciation (see note 1 to the Consolidated Financial Statements, Item 8). Fuel and utilities costs were down $34 million (3%) compared to 2000 due to lower fuel prices and a lower fuel consumption rate, partially offset by higher gross ton miles at the Railroad and losses on fuel hedging activity (see note 4 to the Consolidated Financial Statements, Item
8). Materials and supplies expense decreased $56 million (9%) primarily due to reduced locomotive repairs and cost control actions. Casualty costs increased $16 million (4%) over 2000 due to higher insurance, bad debts and environmental expenses. Other costs decreased $25 million (3%) as productivity and cost control efforts more than offset higher state and local taxes.

OPERATING INCOME - Operating income increased $169 million (9%) to $2.1 billion in 2001. Excluding the effect of the $115 million work force reduction charge in 2000, 2001 operating income increased $54 million (3%) as revenue growth, productivity gains and lower fuel prices more than offset inflation, increased depreciation expense and higher rail costs due to increased rail volume.

NON-OPERATING ITEMS - Interest expense decreased $22 million (3%) compared to 2000 due to lower weighted-average debt levels and weighted-average interest rates in 2001. In 2001, the Corporation's weighted-average debt level decreased from $10,044 million in 2000 to $9,980 million in 2001. The Corporation's weighted-average interest rate was 7.0% in 2001 as compared to 7.2% in 2000. Other income increased $32 million (25%) in 2001 compared to 2000 due primarily to higher real estate sales. Income tax expense increased $99 million (21%) in 2001 over 2000. Excluding the effect of the $115 million work force reduction charge on income tax expense in 2000, income taxes for 2001 increased $56 million (11%) over 2000. The increase was a result of higher pre-tax income levels in 2001 and an increase in the effective tax rate from 35.7% in 2000 to 37.0% in 2001.

KEY MEASURES - Net income as a percentage of operating revenues increased to 8.1% in 2001 from 7.1% in 2000. Net income as a percentage of operating revenues in 2000, excluding the work force reduction charge, was 7.7%. Return on average common shareholders' equity was 10.6% in 2001, up from 10.1% in 2000. Excluding the charge in 2000, return on average common shareholders' equity was 10.9% in 2000. The Corporation's operating ratio was 82.7% in 2001 compared to 84.0% in 2000 and 83.0% in 2000, excluding the work force reduction charge.

RAIL SEGMENT

NET INCOME - Rail operations reported record net income of $1.1 billion in 2001 compared to net income of $926 million in 2000, up 14%. Excluding the work force reduction charge in 2000, net income was $998 million. The increase in earnings resulted from higher commodity revenue and real estate sales combined with lower fuel expense, interest expense and materials and supplies expense. These improvements were partially offset by inflation, lower other revenue and higher equipment rent and depreciation expenses.

OPERATING REVENUES - Rail operating revenues increased $69 million (1%) over 2000 to a record $10.8 billion. Revenue carloads were flat with an increase in the energy and agricultural commodity groups offset by decreases in the other four commodity groups. The decrease in other revenue was the result of lower switching, subsidiary and accessorial revenues.

   The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

Commodity Revenue in Millions of Dollars       2001       2000      Change
                                             --------   --------   --------
Agricultural .............................   $  1,452   $  1,400          4%
Automotive ...............................      1,118      1,182         (5)
Chemicals ................................      1,547      1,640         (6)
Energy ...................................      2,399      2,154         11
Industrial Products ......................      1,970      1,985         (1)
Intermodal ...............................      1,905      1,909         --
                                             --------   --------   --------
Total ....................................   $ 10,391   $ 10,270          1%
                                             --------   --------   --------

Revenue Carloads in Thousands                  2001       2000      Change
                                             --------   --------   --------
Agricultural .............................        875        873         --%
Automotive ...............................        763        815         (6)
Chemicals ................................        880        936         (6)
Energy ...................................      2,161      1,930         12
Industrial Products ......................      1,405      1,431         (2)
Intermodal ...............................      2,832      2,916         (3)
                                             --------   --------   --------
Total ....................................      8,916      8,901         --%
                                             --------   --------   --------

Average Revenue Per Car                        2001       2000      Change
                                             --------   --------   --------
Agricultural .............................   $  1,659   $  1,604          3%
Automotive ...............................      1,465      1,450          1
Chemicals ................................      1,757      1,752         --
Energy ...................................      1,111      1,116         --
Industrial Products ......................      1,402      1,387          1
Intermodal ...............................        673        655          3
                                             --------   --------   --------
Total ....................................   $  1,165   $  1,154          1%
                                             --------   --------   --------

Agricultural - Revenue increased 4%, due primarily to a 3% increase in average revenue per car. Carloads were flat, as higher corn shipments and meals and oils exports were offset by a decrease in demand for domestic and export wheat shipments and a poor sugar-beet harvest. Revenue gains were also achieved through increased beer imports from Mexico, wine shipments from California to eastern markets, express service of fresh and frozen products and increased demand for cottonseed. Average revenue per car increased due to a longer average length of haul, resulting from fewer short-haul wheat and sweetener shipments combined with increased long-haul domestic and Mexico corn shipments.

Automotive - Revenue declined 5% as a result of a 6% decrease in carloads and a 1% increase in average revenue per car. Materials volumes declined 16%, as the soft economy and a decline in vehicle sales led to high inventories, low industry production and auto plant shutdowns. Total finished vehicle shipments declined only 1%, as industry weakness was mitigated by market share gains. Consumer incentives in the fourth quarter stimulated vehicle sales and helped offset weakness early in the year. Average revenue per car increased due to a shift in mix of materials shipped, resulting from fewer shipments of materials with lower average revenue per car. Additionally, more materials were shipped in boxcars rather than containers, which yield higher average revenue per car than containers.

Chemicals - Revenue declined 6%, due to a 6% decrease in carloads. Volume declines were the result of the soft economy, as reduced demand for consumer durables led to high manufacturer inventories and weak demand for plastics. Reduced industrial manufacturing also depressed demand for liquid and dry chemicals. Fertilizer and phosphate rock revenues decreased as high energy costs early in the year reduced the market for these commodities. Average revenue per car was flat, as the positive impact of fewer low average revenue per car phosphate rock shipments was offset by a decrease in average revenue per car for soda ash shipments.

Energy - Energy commodity revenue increased 11% compared to 2000, due to a 12% increase in carloads. Records were set in 2001 for total carloads, revenue and coal trains loaded per day in the Southern Powder River Basin in Wyoming and in the coal mining regions of Colorado and Utah. These increases were driven by strong utility demand caused by severe winter weather in late 2000 and the first quarter of 2001. In the first half of the year, demand for coal also increased due to the high cost of alternative fuels, such as natural gas, fuel oil and higher-priced eastern-sourced coal. Carloads also increased due to gains in market share.

Industrial Products - Revenue decreased 1%, as a 2% decline in carloads was partially offset by a 1% increase in average revenue per car. The decline was mainly the result of the economic slowdown, which had a negative effect on many economically sensitive commodities including steel and paper markets. Steel producers were additionally impacted by high levels of low-cost imported steel, which forced plant shutdowns and bankruptcies. Newsprint and fiber revenue declined due to lack of demand for printed advertising. Partially offsetting these declines were increases in construction-related commodities, led by stone and cement, as strong building and road construction activity continued in the South and Southwestern regions of the country. Lumber volumes increased due to strong housing construction and uncertainty surrounding restrictions on Canadian lumber imports. Average revenue per car increased due to price increases and a greater mix of longer average length of haul business. These gains were partially offset by the impact of increased shipments of stone, which generates lower average revenue per car.

Intermodal - Revenue was flat, as a 3% decline in carloads was offset by a 3% increase in average revenue per car. The volume decrease was primarily the result of soft economic demand for domestic shipments. In addition, the voluntary action of shedding low-margin trailer business in favor of higher-margin containers contributed to the decline. Partially offsetting the domestic declines were increases in international shipments, the result of higher import demand. The increase in average revenue per car was primarily the result of price increases.

OPERATING EXPENSES - Operating expenses decreased $109 million (1%) to $8.7 billion in 2001. Excluding the $115 million work force reduction charge in 2000, operating expenses were essentially flat. Higher expenses as a result of inflation, higher equipment rents expense and depreciation were offset by savings from lower force levels, productivity gains and cost control efforts and lower fuel prices.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits decreased $83 million (2%) in 2001 to $3.5 billion. Excluding the $115 million work force reduction charge in 2000, salaries, wages and employee benefits expense increased $32 million (1%). The primary driver of the increase was wage and employee benefits inflation. A 3% gross ton mile increase also added volume costs. A 4% reduction in employee force levels as a result of the work force reduction plan offset a significant portion of these higher costs.

Equipment and Other Rents - Expenses increased $32 million (3%) compared to 2000 due primarily to higher locomotive leases and longer car cycle times. The higher locomotive lease expense is due to the Railroad's increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the year. The increase in car cycle times is partially attributable to a decline in automotive shipments earlier in the year, which resulted in excess freight cars being stored at assembly plants and unloading facilities. Partially offsetting the increases in expenses were lower volume costs, lower car leases and lower prices for equipment. The decrease in volume costs was attributable to a decline in carloads in business segments such as industrial products and intermodal that utilize a high percentage of rented freight cars.

Depreciation - Depreciation expense increased $31 million (3%) over 2000, resulting from capital spending in recent years. Capital spending totaled $1.7 billion in 2001 and in 2000 and $1.8 billion in 1999.

Fuel and Utilities - Expenses decreased $30 million (2%). The decrease was driven by lower fuel prices and a record low fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 88 cents per gallon in 2001 compared to 90 cents per gallon in 2000, including taxes, transportation costs and regional pricing spreads of 17 cents and 13 cents in 2001 and 2000, respectively. The Railroad hedged approximately 32% of its fuel consumption for the year, which increased fuel costs by $20 million. As of December 31, 2001, expected fuel consumption for 2002 is 44% hedged at 56 cents per gallon excluding taxes, transportation costs and regional pricing spreads and for 2003 is 5% hedged at 56 cents per gallon excluding taxes, transportation costs and regional pricing spreads (see note 4 to the Consolidated Financial Statements, Item 8).

Materials and Supplies - Expenses decreased $71 million (13%), reflecting locomotive overhaul reductions and productivity improvements and cost control measures. Locomotive overhauls decreased due to acquisition of new, more-reliable locomotives during the year and the sale of older units, which required higher maintenance. Materials and supplies expenses related to car maintenance also declined due to lower business levels in the industrial products and automotive commodity groups. The cars utilized in these commodity groups normally require more maintenance than the cars utilized within the other commodity groups.

Casualty Costs - Costs increased $9 million (3%) compared to 2000, as higher insurance, bad debt and environmental expenses were partially offset by lower personal injury costs and lower costs for damaged freight cars.

Other Costs - Expenses increased $3 million (flat) compared to 2000 primarily due to higher state and local taxes.

OPERATING INCOME - Operating income increased $178 million (9%) to $2.1 billion. Excluding the $115 million work force reduction charge in 2000, operating income increased $63 million (3%) in 2001. The operating ratio for 2001 was 80.7%, compared to 82.3% in 2000. Excluding the work force reduction charge, the operating ratio for 2000 was 81.2%.

NON-OPERATING ITEMS - Non-operating expense decreased $56 million (12%) compared to 2000. Real estate sales and net other income increased $48 million (38%). Interest expense decreased $8 million (1%) as a result of lower weighted-average debt levels and weighted-average interest rates in 2001. Income taxes increased $102 million (20%) in 2001 compared to 2000. Excluding the work force reduction charge in 2000, income tax expense increased $59 million (11%). The increase was a result of higher pre-tax income levels in 2001 and an increase in the effective tax rate from 35.6% in 2000 to 36.7% in 2001.

TRUCKING SEGMENT

OPERATING REVENUES - In 2001, trucking revenues rose $30 million (3%) to $1,143 million. The growth resulted from rate increases, new services and $10 million in incremental revenue due to the acquisition of Motor Cargo. Tonnage for the year was flat compared to 2000.

OPERATING EXPENSES - Trucking operating expenses rose $29 million (3%) to $1,089 million in 2001. Salaries, wages and employee benefits increased $40 million (6%) due to a 4% increase in employees as well as wage and benefit inflation and enhancements. Fuel and utilities costs decreased $5 million (7%), as a result of lower fuel prices during the year (82 cents per gallon average in 2001 compared to 90 cents per gallon average in 2000, including transportation costs and regional pricing spreads, and excluding taxes), partially offset by a 1% increase in gallons consumed. Overnite did not hedge any fuel volume for the year ended December 31, 2001. However, as of December 31, 2001, Overnite had hedged approximately 16% of its expected fuel consumption for 2002 at an average of 58 cents per gallon, excluding taxes, transportation costs and regional pricing spreads and had hedged approximately 5% of its expected fuel consumption for 2003 at an average of 58 cents per gallon excluding taxes, transportation costs and regional pricing spreads. Equipment and other rents decreased $4 million (4%) due to decreased use of contract transportation during the year. High utilization of contract transportation in 2000 was necessary due to Teamsters related work stoppage. Casualty costs increased $7 million (18%) due to higher bad debt, insurance and cargo loss and damage expenses. Other costs decreased $11 million (10%) due to lower expenses related to decreased security (related to Teamsters' matters), legal and employee travel expenses in 2001.

OPERATING INCOME - Trucking operations generated operating income of $54 million in 2001, compared to $53 million for 2000. The operating ratio increased to 95.3%, compared to 95.2% in 2000.

OTHER PRODUCT LINES

OTHER - Operating losses increased $10 million in 2001 compared to 2000. Operating revenues declined $4 million year over year. Operating expenses increased $6 million due to increased spending at Fenix to develop new products and services.

2000 COMPARED TO 1999 RESULTS OF OPERATIONS

CONSOLIDATED

NET INCOME - The Corporation reported net income of $842 million ($3.42 per basic share and $3.34 per diluted share) in 2000. Excluding the effect of the $115 million pre-tax ($72 million after-tax) charge related to a work force reduction plan at the Railroad, net income grew to $914 million ($3.71 per basic share and $3.61 per diluted share) in 2000 compared to $810 million ($3.28 per basic share and $3.22 per diluted share) in 1999. The increase in net income was due primarily to revenue growth, improved service levels and productivity improvements at the Railroad, partially offset by significantly higher fuel prices. Net income for 1999 included a one-time after-tax gain of $27 million ($0.11 per basic share and $0.10 per diluted share) from the adjustment of a liability established in connection with the discontinued operations of a former subsidiary (see note 3 to the Consolidated Financial Statements, Item 8).

OPERATING REVENUES - Operating revenues increased $641 million (6%) to $11.9 billion in 2000, reflecting higher volumes in five of the six commodity groups at the Railroad, higher other revenue at the Railroad and a 5% increase in revenue at Overnite.

OPERATING EXPENSES - Operating expenses increased to $10.0 billion (6%) in 2000 from $9.4 billion in 1999, reflecting the work force reduction charge, higher fuel prices, inflation, volume-related costs from a 4% increase in carloads at the Railroad and increased depreciation expense. The increase in fuel prices added $464 million to operating expenses in 2000 compared to 1999. Productivity improvements and other cost control measures partially offset the increase in operating expenses. Excluding the $115 million pre-tax work force reduction charge, operating expenses increased $427 million (5%) to $9.9 billion.

     Salaries, wages and employee benefits increased $26 million (1%) compared to 1999. Salaries, wages and employee benefits declined $89 million (2%), excluding the work force reduction charge, as lower employment levels and improved productivity at the Railroad more than offset higher rail volume and inflation. Equipment and other rents expense decreased $16 million (1%) as improved car cycle times and lower rental rates more than offset increased Railroad volume and higher contract transportation costs at Overnite. Depreciation expense increased $57 million (5%) as a result of the Railroad's capital spending in recent years. Fuel and utilities costs were $518 million (62%) higher than 1999 resulting from significantly higher fuel prices and increased carloads, partially offset by favorable fuel hedging (see note 4 to the Consolidated Financial Statements, Item 8). Materials and supplies expense increased $3 million (1%) primarily due to volume-related increases in car and locomotive repairs, partially offset by productivity and cost control actions. Casualty costs decreased $18 million (5%) over 1999 as a result of lower settlement costs at the Railroad. Other costs decreased $28 million (3%) as productivity and cost control efforts more than offset volume-related costs and higher state and local taxes.

OPERATING INCOME - Operating income increased to $1.9 billion in 2000 from $1.8 billion in 1999, as revenue growth and productivity gains at the Railroad more than offset higher fuel prices, rail volume costs and increased depreciation expense. Excluding the $115 million pre-tax work force reduction charge, operating income increased $214 million (12%) to $2.0 billion.

NON-OPERATING ITEMS - Interest expense decreased $10 million (1%) compared to 1999 primarily due to lower average debt levels in 2000. Excluding the income tax expense associated with the work force reduction charge, income taxes for 2000 increased $92 million (22%) over 1999 as a result of higher income levels in 2000 and settlements in 1999 related to prior tax years.

KEY MEASURES - Net income as a percentage of operating revenues declined to 7.1% in 2000 from 7.2% in 1999. Net income as a percentage of operating revenues excluding the work force reduction charge improved to 7.7% in 2000. In 2000, return on average common shareholders' equity was 10.1%. Excluding the work force reduction charge, in 2000, return on average common shareholders' equity was 10.9%, up from 10.5% in 1999, reflecting strong revenue growth and improved operations at the Railroad and Overnite. The Corporation's operating ratio was 84.0% in 2000. Excluding the work force reduction charge in 2000, it was 83.0% compared to 83.9% in 1999.

RAIL SEGMENT

NET INCOME - Rail operations reported record net income of $926 million in 2000 compared to net income of $854 million in 1999. The increase in income resulted primarily from higher commodity and other revenue, improved operations, productivity gains and lower interest expense, partially offset by significantly higher fuel prices and volume-related costs. Excluding the work force reduction charge, net income was $998 million in 2000.

OPERATING REVENUES - Rail operating revenues increased $591 million (6%) over 1999 to a record $10.7 billion. Revenue carloads increased 4% over 1999 with gains in five of the six commodity groups. Other revenue gains were the result of higher subsidiary revenues and increased accessorial services.

   The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

Commodity Revenue in Millions of Dollars     2000       1999      Change
                                           --------   --------    -------
Agricultural ...........................   $  1,400   $  1,419         (1)%
Automotive .............................      1,182      1,048         13
Chemicals ..............................      1,640      1,595          3
Energy .................................      2,154      2,168         (1)
Industrial Products ....................      1,985      1,896          5
Intermodal .............................      1,909      1,725         11
                                           --------   --------    -------
Total ..................................   $ 10,270   $  9,851          4%
                                           --------   --------    -------

Revenue Carloads in Thousands                2000       1999      Change
                                           --------   --------    -------
Agricultural ...........................        873        911         (4)%
Automotive .............................        815        707         15
Chemicals ..............................        936        930          1
Energy .................................      1,930      1,872          3
Industrial Products ....................      1,431      1,398          2
Intermodal .............................      2,916      2,738          7
                                           --------   --------    -------
Total ..................................      8,901      8,556          4%
                                           --------   --------    -------

Average Revenue Per Car                      2000       1999      Change
                                           --------   --------    -------
Agricultural ...........................   $  1,604   $  1,558          3%
Automotive .............................      1,450      1,481         (2)
Chemicals ..............................      1,752      1,715          2
Energy .................................      1,116      1,158         (4)
Industrial Products ....................      1,387      1,357          2
Intermodal .............................        655        630          4
                                           --------   --------    -------
Total ..................................   $  1,154   $  1,151         --%
                                           --------   --------    -------

Agricultural - Revenue declined 1%, as a 4% decrease in carloads more than offset a 3% increase in average revenue per car. Carloads decreased primarily due to reduced export demand for wheat and corn and a lack of producer selling in anticipation of higher prices. Revenue increased for fresh fruits and vegetables primarily as a result of new express train service from the Pacific Northwest and northern California to eastern markets. Beverage revenue increased due to new wine shipments out of California and higher domestic beer carloads. Average revenue per car increased primarily due to an increase in longer haul traffic, particularly domestic corn shuttle shipments to California.

Automotive - Revenue increased 13% as a result of a 15% increase in carloads. Both revenue and carload totals were all-time records, resulting from strong demand for finished vehicles and parts, market share gains and improved rail service. Business volume with Mexico was particularly strong due to increased vehicle production levels and more reliable and expanded rail service. New service offerings facilitated the conversion of automotive parts shipments from truck to the Railroad. Increased container shipments of automotive parts, rather than boxcar shipments, caused average revenue per car to decrease slightly.

Chemicals - A 1% increase in carloads combined with a 2% increase in average revenue per car led to a 3% increase in revenue. Revenue growth was driven primarily by an increase in average revenue per car for soda ash, fertilizer, and liquid and dry commodities due to selected price increases. Year-over-year carload improvements came mainly in the first half of the year, as a strong economy and customer plant expansions led to increased market demand for plastics, liquid and dry chemicals and domestic soda ash. However, a softening economy late in the year resulted in a 2% decline in fourth-quarter revenue compared to 1999, with weakness in most areas of the chemical market.

Energy - Energy revenue was down 1% compared to 1999, despite a 3% increase in carloads for the year. Average revenue per car dropped 4% as a result of contract pricing provisions with certain major customers. In the first six months of 2000, carloads declined compared to 1999 due to lower coal demand at utilities resulting from high inventories caused by mild winter weather and Year 2000 stockpiles. In the second half of 2000, carloads increased over 1999 levels due to hot summer weather and the combination of cold winter weather late in the year and a significant increase in the price of alternative fuels. Delays due to severe winter weather partially offset volume gains in the second half of the year.

Industrial Products - Revenue increased 5% on a 2% increase in carloads and a 2% increase in average revenue per car. A strong economy in the first half of 2000 led to a general increase in demand for most business lines. The largest revenue gains were in steel, lumber, cement and other building materials due to an expanding construction market, especially in the south and southwest. New rail services and generally improved service performance also contributed to the increase in carloads. Starting in the third quarter, a softening in the economy began to adversely affect business demand. Fourth-quarter revenue and carloads decreased in nearly all business lines but especially minerals, steel and hazardous waste. The increase in average revenue per car was due to gains in higher average revenue per car, steel and lumber carloads and selected price increases during the year.

Intermodal - Revenue increased 11% due to a 7% increase in carloads and a 4% increase in average revenue per car. Carload growth resulted from a strong U.S. economy in the first half of 2000 and increased demand for imports from Asia. Improved service performance led to an increase in carloads and revenue for expedited premium service. New and expanded rail service offerings also contributed to the gains. The increase in average revenue per car was primarily the result of price increases and a longer average length of haul in some markets.

OPERATING EXPENSES - Operating expense increased $510 million (6%) to $8.8 billion in 2000. The higher expenses are primarily the result of significantly higher fuel prices, inflation, volume costs associated with a 4% increase in carloads and higher depreciation expense, partially offset by productivity gains and other cost control measures. Operating expenses increased $395 million (5%) to $8.7 billion in 2000, excluding the $115 million pre-tax charge for the work force reduction plan.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $19 million (1%) to $3.6 billion. Costs decreased $96 million (3%), excluding the $115 million pre-tax work force reduction charge. The primary driver was productivity improvements that resulted in lower train crew expenses despite a 4% increase in carload volume. In addition, the average employee count decreased 4% from 1999 to 2000. Partially offsetting these gains were increased costs due to greater rail volume and wage and employee benefit inflation.

Equipment and Other Rents - Expenses decreased $20 million (2%) compared to 1999. The improvement was attributable to lower prices for equipment and improvements in car cycle times, partially offset by higher volume-related costs.

Depreciation - Depreciation expense increased $55 million (5%) over 1999, resulting from capital spending in recent years. Capital spending totaled $1.7 billion in 2000 compared to $1.8 billion in 1999 and $2.0 billion in 1998.

Fuel and Utilities - Expenses increased $496 million (63%). The increase was driven by significantly higher fuel prices (which added $444 million of additional costs) and higher volume. Fuel prices averaged 90 cents per gallon in 2000 compared to 56 cents per gallon in 1999, including taxes, transportation costs and regional pricing spreads of 13 cents for each of the years. The Railroad hedged approximately 10% of its fuel consumption for the year, which decreased fuel costs by $52 million. As of December 31, 2000, expected fuel consumption for 2001 was 8% hedged at 68 cents per gallon excluding taxes, transportation costs and regional pricing spreads (see note 4 to the Consolidated Financial Statements, Item 8).

Materials and Supplies - Expenses increased $6 million (1%), reflecting volume-related increases in car and locomotive repairs, partially offset by productivity improvements and cost control measures.

Casualty Costs - Costs decreased $15 million (4%) compared to 1999, primarily as a result of lower settlement costs.

Other Costs - Expenses decreased $31 million (4%) compared to 1999. Cost control, productivity gains, and lower contract services expenses more than offset volume-related cost increases and higher state and local taxes.

OPERATING INCOME - Operating income increased $81 million (4%) to $1.9 billion. Excluding the work force reduction charge, operating income increased $196 million (11%) to a record $2.0 billion. The operating ratio for 2000 was 82.3%. Excluding the work force reduction charge, the operating ratio was 81.2%, 0.8 percentage points better than 1999's 82.0% operating ratio.

NON-OPERATING ITEMS - Other income increased $11 million (10%), primarily the result of higher real estate sales. Interest expense decreased $26 million (4%) primarily as a result of lower average debt levels compared to 1999. Excluding the effect of the work force reduction charge, income taxes increased $89 million (19%) for the year, reflecting higher income levels and 1999 settlements related to prior tax years.

TRUCKING SEGMENT

OPERATING REVENUES - In 2000, trucking revenues rose $51 million (5%) to over $1.1 billion. The growth resulted primarily from yield initiatives, new services and the impact of a fuel surcharge assessed due to higher fuel prices. Partially offsetting this growth was a 4% decline in tonnage compared to 1999.

OPERATING EXPENSES - Trucking operating expenses rose $18 million (2%) to $1.1 billion in 2000. Salaries, wages and employee benefits decreased $1 million as lower volume, lower employment levels and productivity gains offset wage and benefit inflation. Fuel and utilities costs increased $23 million (47%), primarily as a result of significantly higher fuel prices (90 cents per gallon average in 2000 compared to 54 cents per gallon average in 1999, including transportation costs and regional pricing spreads, and excluding taxes). Overnite hedged 9% of 2000 fuel consumption at an average price of 39 cents per gallon excluding taxes, transportation costs, and regional pricing spreads, which decreased costs by $2 million. As of December 31, 2000, Overnite had not hedged any of its expected 2001 fuel consumption. Equipment and other rents increased $2 million (2%) primarily due to an increase in purchased transportation costs in response to the ongoing Teamsters' activity. Casualty costs and other costs decreased $7 million (5%), primarily due to lower expenses related to the Teamsters' activity and also lower cargo loss and damage expenses.

OPERATING INCOME - Trucking operations generated operating income of $53 million in 2000, compared to $20 million for 1999. The operating ratio improved to 95.2%, compared to 98.1% in 1999.

OTHER PRODUCT LINES

OTHER - Operating losses increased by $15 million in 2000 compared to 1999. Operating revenues declined $1 million year over year. Operating expenses increased $14 million, primarily due to increased spending at Fenix as part of its overall strategy of developing new products and services.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

Cash from operations was $2.0 billion, $2.1 billion and $1.9 billion in 2001, 2000 and 1999, respectively. The decrease from 2000 to 2001 is primarily due to the timing of large cash payments, including the payments for the work force reduction plan. The increase from 1999 to 2000 reflects higher income from continuing operations and decreased cash payouts in 2000 for merger-related expenses and customer claims.

    Cash used in investing activities was $1.5 billion in 2001 and $1.6 billion in 2000 and 1999. The decrease from 2000 to 2001 is due to reduced capital spending and higher asset sales in 2001, partially offset by the receipt of cash dividends in 2000.

    Cash used in financing activities was $440 million, $486 million and $256 million in 2001, 2000 and 1999, respectively. The decrease from 2000 to 2001 reflects higher debt and other financings in 2001 ($977 million in 2001 versus $509 million in 2000), partially offset by higher debt repayments ($1.2 billion in 2001 versus $796 million in 2000). The increase from 1999 to 2000 reflects higher debt repayments ($796 million in 2000 versus $692 million in 1999) and lower financings ($509 million in 2000 versus $634 million in 1999).

    Including the convertible preferred securities (see note 7 to the Consolidated Financial Statements, Item 8) as an equity instrument, the ratio of debt to total capital employed was 42.2%, 45.1% and 47.6% at December 31, 2001, 2000 and 1999, respectively.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As described in the notes to the Consolidated Financial Statements, Item 8, as referenced in the tables below, the Corporation has contractual obligations and commercial commitments that may affect the financial condition of the Corporation. However, based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Corporation, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Corporation's financial condition or results of operations. In addition, the commercial obligations, financings and commitments made by the Corporation are customary transactions which are similar to those of other comparable industrial corporations, particularly within the transportation industry.

    The following tables identify material obligations and commitments as of December 31, 2001:

                                                             Payments Due by Period
                                                   ------------------------------------------
Contractual Obligations                            Less Than                          After
Millions of Dollars                       Total      1 Year    2-3 Years  4-5 Years  5 Years
                                         --------  ---------   ---------  ---------  --------
Debt (note 7)[a] .....................   $  6,639   $     94   $  1,433   $  1,175   $  3,937
Operating leases (note 8) ............      3,322        435        651        546      1,690
Capital lease obligations (note 8) ...      2,452        207        403        344      1,498
Unconditional purchase obligations
    (note 12)[b] .....................        547        162        385         --         --
                                         --------   --------   --------   --------   --------
Total contractual obligations ........   $ 12,960   $    898   $  2,872   $  2,065   $  7,125
                                         --------   --------   --------   --------   --------

[a]      Excludes capital lease obligations of $1,441 million.

[b] Unconditional purchase obligations represent multi-year contractual commitments to purchase assets at fixed prices and fixed volumes. These commitments are made in order to take advantage of pricing opportunities and to insure availability of assets to meet quality and operational requirements. Excluded are annual contracts made in the normal course of business for performance of routine services, as well as commitments where contract provisions allow for cancellation.

                                                              Amount of Commitment Expiration
                                                                        Per Period
                                                         ------------------------------------------
                                                Total
Other Commercial  Commitments                  Amounts   Less Than                           After
Millions of Dollars                           Committed   1 Year     2-3 Years  4-5 Years   5 Years
-----------------------------                 ---------  ---------   ---------  ---------  --------
Credit facilities (note 7) .................   $  2,000   $  1,000   $     --   $  1,000   $     --
Convertible preferred securities (note 7) ..      1,500         --         --         --      1,500
Sale of receivables (note 4) ...............        600        600         --         --         --
Guarantees (note 12)[a] ....................        270          7         32         10        221
Standby letters of credit (note 12) ........         45         45         --         --         --
                                               --------   --------   --------   --------   --------
Total commercial commitments ...............   $  4,415   $  1,652   $     32   $  1,010   $  1,721
                                               --------   --------   --------   --------   --------

[a]      Includes guaranteed obligations of affiliated operations.

FINANCING ACTIVITIES

CREDIT FACILITIES - On December 31, 2001, the Corporation had $2.0 billion in revolving credit facilities, of which $1.0 billion expires in March 2002, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2001, and March of 2000, respectively, are designated for general corporate purposes and replaced a $2.8 billion facility, which expired in April 2001. None of the credit facilities were used as of December 31, 2001 or 2000. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade corporate borrowers. The Corporation is reviewing rollover options for the credit facility that expires in March 2002.

SHELF REGISTRATION STATEMENT - In January 2001, under an existing shelf registration statement, the Corporation issued $400 million of fixed-rate debt at 6.65% with a maturity date of January 15, 2011. During May 2001, the Corporation issued the remaining $200 million of debt securities available under this shelf registration statement as fixed-rate debt at 5.84% with a maturity date of May 25, 2004. Simultaneously, the Corporation entered into an interest rate swap converting the debt, issued in May 2001, from a fixed rate to a variable rate. The proceeds from the issuance of this debt were used for repayment of debt and other general corporate purposes.

   In June 2001, the Corporation filed a new $1.0 billion shelf registration statement, which became effective June 14, 2001. Under this shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. The total offering price of these securities, in the aggregate, can not exceed $1.0 billion. On October 1, 2001, the Corporation issued $300 million of fixed-rate debt at 5.75% with a maturity date of October 15, 2007. The proceeds from the issuance of this debt were used for repayment of debt and other general corporate purposes. At December 31, 2001, the Corporation had $700 million remaining for issuance under the shelf registration.

   On January 17, 2002, the Corporation issued an additional $300 million of fixed-rate debt at 6.125% with a maturity date of January 15, 2012. The proceeds from the issuance were also used for repayment of debt and other general corporate purposes. At January 24, 2002, the Corporation had $400 million remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities under this shelf registration.

OTHER SIGNIFICANT FINANCINGS - During July 2001, UPRR entered into capital leases covering new locomotives. The related capital lease obligations totaled approximately $124 million and are included in the Statements of Consolidated Financial Position as debt (see note 7 to the Consolidated Financial Statements,
Item 8).

    In December 2001, the Railroad entered into a synthetic operating lease arrangement to finance a new headquarters building which will be constructed in Omaha, Nebraska. The expected completion date of the building is 2004. It will total approximately 1.1 million square feet with approximately 3,800 office workspaces. The cost to construct the new headquarters, including capitalized interest, is approximately $260 million. The Corporation has guaranteed the Railroad's obligation under this lease.

    UPRR will be the construction agent for the lessor. Total building related costs incurred and drawn from the lease funding commitments as of December 31, 2001, were approximately $10 million. After construction is complete, the lease has an initial term of five years and provisions for renewal for an extended period subject to agreement between the Railroad and lessor. At any time during the lease, the Railroad may, at its option, purchase the building at approximately the amount expended by the lessor to construct the building. If the Railroad elects not to renew the lease or purchase the building, the Railroad has guaranteed a residual value of approximately $220 million. At December 31, 2001, the Railroad has guaranteed, under certain circumstances, a residual value of less than $10 million.

OTHER MATTERS

PERSONAL INJURY - The cost of injuries to employees and others on Railroad property or in accidents involving the trucking segment is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. In 2001, the Railroad's work-related injuries that resulted in lost job time declined 7% compared to 2000. In addition, accidents at grade crossings decreased 6% compared to 2000. Annual expenses for the Railroad's personal injury-related events were $204 million in 2001, reflecting lower than anticipated settlement costs, $207 million in 2000 and $228 million in 1999. Compensation for Railroad work-related accidents is governed by the Federal Employers' Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

ENVIRONMENTAL COSTS - The Corporation generates and transports hazardous and nonhazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Corporation has identified approximately 370 active sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 48 sites that are the subject of actions taken by the U.S. government, 28 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Corporation's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

   When environmental issues have been identified with respect to the property owned, leased or otherwise used in the conduct of the Corporation's business, the Corporation and its consultants perform environmental assessments on such property. The Corporation expenses the cost of the assessments as incurred. The Corporation accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

   As of December 31, 2001, the Corporation has a liability of $172 million accrued for future environmental costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Corporation believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. The Corporation expects to pay out the majority of the December 31, 2001, environmental liability over the next five years, funded by cash generated from operations.

   Remediation of identified sites previously used in operations, used by tenants or contaminated by former owners required cash spending of $63 million in 2001, $62 million in 2000 and $56 million in 1999. The Corporation is also engaged in reducing emissions, spills and migration of hazardous materials, and spent cash of $5 million, $8 million and $5 million in 2001, 2000 and 1999, respectively, for control and prevention. In 2002, the Corporation anticipates spending $60 million for remediation and $5 million for control and prevention. The impact of current obligations is not expected to have a material adverse effect on the results of operations or financial condition of the Corporation.

LABOR MATTERS

Rail - Approximately 87% of the Railroad's nearly 48,000 employees are represented by 14 major rail unions. National negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999. In May 2001, the Brotherhood of Maintenance of Way Employees (BMWE) ratified a five-year agreement, which included provisions for an annual wage increase (based on the consumer price index) and progressive health and welfare cost sharing. The health and welfare cost sharing was a milestone as the BMWE is the first union to make significant cost contributions to their health and welfare plan. Contract discussions with the remaining unions are either in negotiation or mediation. Also during 2001, much of the operating craft unions' focus was on the proposed merger between the United Transportation Union and the Brotherhood of Locomotive Engineers (BLE). In a December 2001 re-vote, the BLE resoundingly rejected the merger. Both operating craft unions have indicated a desire to complete national negotiations. The Corporation anticipates significant progress in 2002.

Trucking - Overnite continues to oppose the efforts of the Teamsters to unionize Overnite service centers. Since the Teamsters began their efforts at Overnite in 1994, Overnite has received 90 petitions for union elections at 66 of its 170 service centers, although there have been only nine elections since August 1997, and Teamsters representation was rejected in seven of those nine elections. Twenty-two service centers, representing approximately 14% of Overnite's nearly 13,000 nationwide employee work force, have voted for union representation, and the Teamsters have been certified and recognized as the bargaining representative for such employees. Employees at 18 of these 22 locations have filed decertification petitions since 1999. Elections affecting approximately 400 additional employees are unresolved, and there are no elections currently scheduled. Additionally, proceedings are pending in certain cases where a Teamsters' local union lost a representation election. To date, Overnite has not entered into any collective bargaining agreements with the Teamsters, who began a job action on October 24, 1999, that has continued into 2002. As of January 19, 2002, 19 Overnite service centers had approximately 369 employees, less than 3% of Overnite's work force, who did not report to work. Despite the work stoppage, Overnite has managed to improve its revenue and profitability on a year-over-year basis. Employees at two Motor Cargo service centers located in North Salt Lake, Utah and Reno, Nevada, representing approximately 11% of Motor Cargo's total work force at 30 service centers, are covered by two separate collective bargaining agreements with unions affiliated with the Teamsters. Although the agreements cover most of the employees at these two facilities, less than half of these covered employees are actual members of unions.

INFLATION - The cumulative effect of long periods of inflation has significantly increased asset replacement costs for capital-intensive companies such as the Railroad, Overnite and Motor Cargo. As a result, depreciation charges on an inflation-adjusted basis, assuming that all operating assets are replaced at current price levels, would be substantially greater than historically reported amounts.

DERIVATIVE FINANCIAL INSTRUMENTS - The Corporation and its subsidiaries use derivative financial instruments, which are subject to market risk, in limited instances for other than trading purposes to manage risk related to changes in fuel prices and to achieve the Corporation's interest rate objectives. The Corporation uses swaps, futures and/or forward contracts to mitigate adverse price movements and exposure to variable cash flows. The use of these instruments also limits future gains from favorable movements. The Corporation uses interest rate swaps to manage its exposure to interest rate changes and hedge the exposure to fair value changes. The purpose of these programs is to protect the Corporation's operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

   The Corporation may also use fuel swaptions to secure more favorable swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment and are marked-to-market through the Consolidated Statements of Income.

   The sensitivity analyses that follow illustrate the economic effect that hypothetical changes in interest rates or fuel prices could have on the Corporation's financial instruments. These hypothetical changes do not consider other factors that could impact actual results.

Interest Rates - The Corporation manages its overall exposure to fluctuations in interest rates by adjusting the proportion of fixed- and floating-rate debt instruments within its debt portfolio over a given period. The mix of fixed- and floating-rate debt is largely managed through the issuance of targeted amounts of each as debt matures or incremental borrowings are required. Derivatives are used in limited circumstances as one of the tools to obtain the targeted mix and hedge the exposure to fair value changes. In addition, the Corporation obtains flexibility in managing interest costs and the interest rate mix within its debt portfolio by issuing callable fixed-rate debt securities.

   At December 31, 2001 and 2000, the Corporation had variable-rate debt representing approximately 12% and 6%, respectively, of its total debt. If variable interest rates average 10% higher in 2002 than the Corporation's December 31, 2001 variable rate, which was approximately 3%, the Corporation's interest expense would increase by less than $5 million after tax. If variable interest rates had averaged 10% higher in 2001 than the Corporation's December 31, 2000 variable rate, the Corporation's interest expense would have increased by less than $5 million after tax. These amounts were determined by considering the impact of the hypothetical interest rates on the balances of the Corporation's variable-rate debt at December 31, 2001 and 2000, respectively.

   In May and August 2001, the Corporation entered into interest rate swaps on a total of $598 million of debt with varying maturity dates extending to November 2004. The swaps allowed the Corporation to convert the debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt's fair value attributable to the changes in the benchmark interest rate (LIBOR). The swaps have been accounted for using the short-cut method as allowed by Financial Accounting Standards Board Statement (FASB) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133); and therefore, no ineffectiveness has been recorded within the Corporation's Consolidated Financial Statements. The effect of a 10% interest rate increase or decrease in 2002 over the December 31, 2001 rates is included in the preceding or succeeding paragraph disclosure, respectively. The Corporation had not entered into any interest rate swaps at December 31, 2000.

   Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates as of December 31, 2001, and amounts to approximately $226 million at December 31, 2001. Market risk resulting from a hypothetical 10% decrease in interest rates as of December 31, 2000, amounted to approximately $307 million at December 31, 2000. The fair values of the Corporation's fixed-rate debt were estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

Fuel - Fuel costs are a significant portion of the Corporation's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Corporation's transportation subsidiaries periodically use swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes. The Corporation at times may use swaptions to secure more favorable swap prices.

    As of December 31, 2001, expected rail fuel consumption for 2002 is 44% hedged (or swaptions are in place) at 56 cents per gallon excluding taxes, transportation costs and regional pricing spreads. As of December 31, 2001, expected rail fuel consumption for 2003 is 5% hedged (or swaptions are in place) at 56 cents per gallon excluding taxes, transportation costs and regional pricing spreads. For the Corporation's fuel hedges, if rail fuel prices decrease 10% from the December 31, 2001 level, the corresponding increase in fuel expense would be approximately $20 million after tax. For the Corporation's swaptions, if rail fuel prices decrease 10% from the December 31, 2001 level, the corresponding increase in expense would be approximately $4 million after tax.

   As of December 31, 2000, the Corporation had hedged approximately 8% of its forecasted 2001 fuel consumption at 68 cents per gallon, excluding taxes, transportation costs and regional pricing spreads. If rail fuel prices had decreased 10% from the December 31, 2000 level, the corresponding increase in fuel expense would have been approximately $5 million after tax.

    As of December 31, 2001, expected trucking fuel consumption for 2002 is 16% hedged at 58 cents per gallon excluding taxes, transportation costs and regional pricing spread. As of December 31, 2001, expected trucking fuel consumption for 2003 is 5% hedged at 58 cents per gallon excluding taxes, transportation costs and regional pricing spreads. If trucking fuel prices decrease 10% from the December 31, 2001 level, the corresponding increase in fuel expense would be less than $1 million after tax. As of December 31, 2000, the trucking segment had not hedged any expected fuel consumption for 2001.

ACCOUNTING PRONOUNCEMENTS - Effective January 1, 2001, the Corporation adopted FAS 133 and FASB No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 133 and FAS 138 require that the changes in fair value of all derivative financial instruments the Corporation uses for fuel or interest rate hedging purposes be recorded in the Corporation's Consolidated Statements of Financial Position. In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Corporation's operations, income statement recognition of the ineffective portion of the hedge position may be required. Also, derivative instruments that do not qualify for hedge accounting treatment per FAS 133 and FAS 138 may require income statement recognition. The adoption of FAS 133 and FAS 138 resulted in the recognition of a $2 million asset on January 1, 2001, (see note 4 to the Consolidated Financial Statements, Item 8).

    In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replacing FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral and introduces new disclosures. FAS 140 was effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions were effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. The adoption of FAS 140 did not have a significant impact on the Corporation's Consolidated Financial Statements.

   In July 2001, the FASB issued Statement No. 141, "Business Combinations" (FAS
141). FAS 141 revises the method of accounting for business combinations and eliminates the pooling method of accounting. FAS 141 was effective for all business combinations that were initiated or completed after June 30, 2001. Management believes that FAS 141 will not have a material impact on the Corporation's Consolidated Financial Statements.

    Also in July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 eliminates the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 is effective for the Corporation's fiscal year beginning January 1, 2002. Management believes that FAS 142 will not have a material impact on the Corporation's Consolidated Financial Statements. In accordance with FAS 142, the Corporation will eliminate annual goodwill amortization of $2 million. At December 31, 2001, the Corporation had $50 million of goodwill remaining.

   In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 is effective for the Corporation's fiscal year beginning January 1, 2003, and requires the Corporation to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Corporation's Consolidated Financial Statements.

   In addition, in October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (FAS 144). FAS 144 replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (FAS 121). FAS 144 develops one accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of segments of a business. FAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. FAS 144 also broadens the definition of discontinued operations. FAS 144 is effective for the Corporation's fiscal year beginning January 1, 2002. Management believes that FAS 144 will not have a material impact on the Corporation's Consolidated Financial Statements.

COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, contingent liabilities and guarantees is set forth in note 12 to the Consolidated Financial Statements, Item 8.

A LOOK FORWARD

2002 BUSINESS OUTLOOK

RAIL - The Railroad expects to build on the positive momentum generated in the past several years and continue to grow revenue, earnings and free cash flow. Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. The impact in 2001 of economic recession and declining industrial production is expected to subside in the latter half of 2002. Year-over-year revenue growth is projected in the economically sensitive intermodal, chemical and industrial products commodity segments. Agricultural products, notably wheat, is also expected to improve. Energy revenue is expected to decline slightly from the record setting pace of 2001. Automotive revenue is also expected to decrease; however, new contracts in the automotive sector are expected to help mitigate this decline, and, therefore, the automotive sector should continue to be a strong revenue provider. The Railroad will continue to focus on improving service performance and developing new, innovative rail service offerings to meet the changing needs of its customers. Cost control and continuing improvements in productivity should help drive the operating ratio lower. Fuel prices are expected to be substantially below the levels of the past two years, but will still be susceptible to volatile price swings. To help reduce the impact of fuel price volatility on earnings, the Railroad will continue to look for opportunities to use hedge contracts.

    On December 21, 2001, The Railroad Retirement and Survivors' Improvement Act of 2001 (the Act) was signed into law. The Act was a result of historic cooperation between rail management and labor, and provides improved railroad retirement benefits for employees and reduced payroll taxes for employers. Although the exact impact is not yet known, the Railroad anticipates that the phased-in tax reductions will have a beneficial impact on its financial results in the future.

TRUCKING - Overnite expects financial performance to improve in the second half of 2002 following difficult economic conditions during the first half of the year. Operating expenses are projected to be positively impacted by lower fuel prices, cost control and productivity improvements, which will mitigate the impact of inflationary pressures. Overnite will continue to offer reliable on-time performance and quality service, which should enable Overnite to maintain profitable margins. The addition of Motor Cargo will enable the trucking segment to provide expanded regional coverage in the western United States.

2002 CAPITAL INVESTMENTS

The Corporation's 2002 capital expenditures and debt service requirements are expected to be funded through cash generated from operations, additional debt financings and the sale or lease of various operating and non-operating properties. The Corporation expects that these sources will continue to provide sufficient funds to meet cash requirements in the foreseeable future. In 2002, the Railroad expects to spend approximately $1.7 billion on capital expenditures. These capital expenditures will be used to maintain track and structures, continue capacity expansions on its main lines, upgrade and augment equipment to better meet customer needs, build infrastructure and develop and implement new technologies. Overnite and Motor Cargo will continue to maintain their truck fleet, expand service centers and enhance technology.

CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) are, or will be, forward looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Corporation's and its subsidiaries' business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk sensitive instruments is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters, Item 7, and note 4 to the Consolidated Financial Statements, Item 8.

                    ****************************************

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                PAGE
                                                                                                          ----
Management Report on Responsibility for Consolidated Financial Statements........................          31

Independent Auditors' Report.....................................................................          32

Consolidated Statements of Income
    For the Years Ended December 31, 2001, 2000 and 1999.........................................          33

Consolidated Statements of Financial Position
    At December 31, 2001 and 2000................................................................          34

Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2001, 2000 and 1999.........................................          35

Consolidated Statements of Changes in Common Shareholders' Equity
    For the Years Ended December 31, 2001, 2000 and 1999.........................................          36

Notes to Consolidated Financial Statements.......................................................          37

MANAGEMENT REPORT ON RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements, which consolidate the accounts of Union Pacific Corporation and its Subsidiary Companies (the Corporation), have been prepared in conformity with accounting principles generally accepted in the United States of America.

    The integrity and objectivity of data in these consolidated financial statements and accompanying notes, including estimates and judgments related to matters not concluded by year end, are the responsibility of management as is all other information in this report. Management devotes ongoing attention to review and appraisal of its system of internal controls. This system is designed to provide reasonable assurance, at an appropriate cost, that the Corporation's assets are protected, that transactions and events are recorded properly and that financial reports are reliable. The system is augmented by a staff of internal auditors; careful attention to selection and development of qualified financial personnel; programs to further timely communication and monitoring of policies, standards and delegated authorities; and evaluation by independent auditors during their audits of the annual consolidated financial statements.

    The Audit Committee of the Corporation's Board of Directors, composed entirely of outside directors, as identified below, meets regularly with financial management, the corporate auditors and the independent auditors to review the work of each. The independent auditors and corporate auditors have free access to the Audit Committee, without management representatives present, to discuss the results of their audits and their comments on the adequacy of internal controls and the quality of financial reporting.


/s/ Richard K. Davidson
--------------------------------------------------
Richard K. Davidson,
Chairman, President, Chief Executive Officer and Director


/s/ James R. Young
--------------------------------------------------
James R. Young,
Executive Vice President-Finance


/s/ Richard J. Putz
--------------------------------------------------
Richard J. Putz,
Vice President and Controller



The Corporation's Audit Committee is comprised of the following Directors:

Judith Richards Hope, Chair
Thomas J. Donohue
Spencer F. Eccles
Steven R. Rogel
Richard D. Simmons

INDEPENDENT AUDITORS' REPORT

Union Pacific Corporation, its Directors and Shareholders:

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at
Part IV, Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Corporation and Subsidiary Companies at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
-------------------------

Omaha, Nebraska
January 24, 2002

CONSOLIDATED STATEMENTS OF INCOME
Union Pacific Corporation and Subsidiary Companies

                          Millions of Dollars, Except Share and Per Share
                          Amounts, for the Years Ended December 31                2001        2000        1999
                          -----------------------------------------------       --------    --------    --------
OPERATING REVENUES        Rail, trucking and other...........................   $ 11,973    $ 11,878    $ 11,237
                                                                                --------    --------    --------

OPERATING EXPENSES        Salaries, wages and employee benefits..............      4,276       4,311       4,285
                          Equipment and other rents..........................      1,307       1,281       1,297
                          Depreciation.......................................      1,174       1,140       1,083
                          Fuel and utilities.................................      1,316       1,350         832
                          Materials and supplies.............................        537         593         590
                          Casualty costs.....................................        376         360         378
                          Other costs........................................        915         940         968
                                                                                --------    --------    --------
                          Total..............................................      9,901       9,975       9,433
                                                                                --------    --------    --------
INCOME                    Operating income ..................................      2,072       1,903       1,804
                          Other income.......................................        162         130         131
                          Interest expense...................................       (701)       (723)       (733)
                                                                                --------    --------    --------
                          Income before income taxes.........................      1,533       1,310       1,202
                          Income taxes.......................................       (567)       (468)       (419)
                                                                                --------    --------    --------
                          Income from continuing operations..................        966         842         783
                          Income from discontinued operations................         --          --          27
                                                                                --------    --------    --------
                          Net income ........................................   $    966    $    842    $    810
                                                                                --------    --------    --------
SHARE AND                 Basic:
PER SHARE                      Income from continuing operations.............   $   3.90    $   3.42    $   3.17
                               Income from discontinued operations...........         --          --        0.11
                               Net income ...................................   $   3.90    $   3.42    $   3.28
                          Diluted:
                               Income from continuing operations.............   $   3.77    $   3.34    $   3.12
                               Income from discontinued operations...........         --          --        0.10
                               Net income ...................................   $   3.77    $   3.34    $   3.22
                                                                                --------    --------    --------
                          Weighted-average number of shares (basic)..........      248.0       246.5       246.6
                          Weighted-average number of shares (diluted)........      271.9       269.5       269.8
                                                                                --------    --------    --------
                          Dividends..........................................   $   0.80    $   0.80    $   0.80
                                                                                --------    --------    --------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Corporation and Subsidiary Companies

                            Millions of Dollars, as of December 31                           2001        2000
                            --------------------------------------                         --------    --------
ASSETS
Current Assets              Cash and temporary investments................................ $    113    $    105
                            Accounts receivable, net......................................      604         597
                            Inventories...................................................      265         360
                            Current deferred income taxes.................................      400         507
                            Other current assets..........................................      160         134
                                                                                           --------    --------
                            Total.........................................................    1,542       1,703
                                                                                           --------    --------
Investments                 Investments in and advances to affiliated companies...........      708         644
                            Other investments.............................................       78          96
                                                                                           --------    --------
                            Total.........................................................      786         740
                                                                                           --------    --------
Properties                  Cost..........................................................   36,436      35,458
                            Accumulated depreciation......................................   (7,644)     (7,262)
                                                                                           --------    --------
                            Net ..........................................................   28,792      28,196
                                                                                           --------    --------
Other                       Other assets..................................................      431         278
                                                                                           --------    --------
                            Total assets.................................................. $ 31,551    $ 30,917
                                                                                           --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities         Accounts payable.............................................. $    567    $    658
                            Accrued wages and vacation....................................      394         422
                            Accrued casualty costs........................................      398         409
                            Income and other taxes........................................      286         234
                            Dividends and interest........................................      255         265
                            Debt due within one year......................................      194         207
                            Other current liabilities.....................................      598         767
                                                                                           --------    --------
                            Total.........................................................    2,692       2,962
Other Liabilities and       Debt due after one year.......................................    7,886       8,144
Shareholders' Equity        Deferred income taxes.........................................    7,882       7,561
                            Accrued casualty costs........................................      750         834
                            Retiree benefits obligation...................................      812         745
                            Other long-term liabilities...................................      454         509
                            Company-obligated mandatorily redeemable convertible
                                preferred securities......................................    1,500       1,500
                            Commitments and contingencies
                            Common shareholders' equity...................................    9,575       8,662
                                                                                           --------    --------
                            Total liabilities and shareholders' equity.................... $ 31,551    $ 30,917
                                                                                           --------    --------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Union Pacific Corporation and Subsidiary Companies

                           Millions of Dollars, for the Years Ended December 31     2001      2000        1999
                           ----------------------------------------------------   -------    -------    -------
OPERATING ACTIVITIES       Net income .......................................     $   966    $   842    $   810
                           Less income from discontinued operations..........          --         --         27
                                                                                  -------    -------    -------
                           Income from continuing operations.................         966        842        783
                           Non-cash charges to income:
                               Depreciation..................................       1,174      1,140      1,083
                               Deferred income taxes.........................         424        447        529
                               Other, net....................................        (452)      (298)      (578)
                           Changes in current assets and liabilities, net....        (120)       (78)        52
                                                                                  -------    -------    -------
                           Cash provided by operating activities.............       1,992      2,053      1,869
                                                                                  -------    -------    -------
INVESTING ACTIVITIES       Capital investment................................      (1,736)    (1,783)    (1,834)
                           Proceeds from sale of assets and other investing
                               activities....................................         192        146        220
                                                                                  -------    -------    -------
                           Cash used in investing activities.................      (1,544)    (1,637)    (1,614)
                                                                                  -------    -------    -------
FINANCING ACTIVITIES       Dividends paid....................................        (198)      (199)      (198)
                           Debt repaid.......................................      (1,219)      (796)      (692)
                           Financings, net...................................         977        509        634
                                                                                  -------    -------    -------
                           Cash used in financing activities.................        (440)      (486)      (256)
                                                                                  -------    -------    -------
                           Net change in cash and temporary investments......           8        (70)        (1)
                           Cash and temporary investments at beginning of
                               year..........................................         105        175        176
                                                                                  -------    -------    -------
                           Cash and temporary investments at end of year.....     $   113    $   105    $   175
                                                                                  -------    -------    -------
CHANGES IN CURRENT         Accounts receivable, net..........................     $    10    $   (16)   $    62
ASSETS AND                 Inventories.......................................          96        (23)         6
LIABILITIES, NET           Other current assets..............................          57       (116)        31
                           Accounts, wages and vacation payable..............        (112)        73         11
                           Debt due within one year..........................         (13)        (7)        33
                           Other current liabilities.........................        (158)        11        (91)
                                                                                  -------    -------    -------
                           Total.............................................     $  (120)   $   (78)   $    52
                                                                                  -------    -------    -------
                           Supplemental cash flow information:
                               Cash paid (received) during the year for:
                                   Interest..................................     $   722    $   756    $   742
                                   Income taxes, net.........................          77         25       (110)
                               Non-cash transaction
                                   Acquisition of Motor Cargo................          80         --         --
                                                                                  -------    -------    -------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
Union Pacific Corporation and Subsidiary Companies

                                                                                            Accumulated Other
                                                                                       Comprehensive Income (Loss)
                                                                            ---------------------------------------------
                                                                              Minimum      Foreign
                                       [a]                           [b]      Pension     Currency
                                     Common   Paid-in-   Retained  Treasury  Liability   Translation  Derivative
Millions of Dollars                  Shares   Surplus    Earnings   Stock   Adjustments  Adjustments  Adjustments  Total    Total
-------------------                 -------   --------   --------  -------- -----------  -----------  ----------- -------  -------

Balance at January 1, 1999 ......   $   691   $ 4,053    $ 4,441   $(1,792)   $    --     $    --      $    --    $    --  $ 7,393
                                    -------   -------    -------   -------    -------     -------      -------    -------  -------
Net income ......................        --        --        810        --         --          --           --         --      810
Other comprehensive loss, net of
     tax ........................        --        --         --        --         (2)         (4)          --         (6)      (6)
                                                                                                                           -------
Comprehensive income ............                                                                                              804

Conversion, exercises of
     stock options, forfeitures
     and other - net (41,206)
     shares in 1999 .............        --       (34)        --        36         --          --           --         --        2
Dividends declared ($0.80
     per share)..................        --        --       (198)       --         --          --           --         --     (198)
                                    -------   -------    -------   -------    -------     -------      -------    -------  -------
Balance at December 31, 1999 ....       691     4,019      5,053    (1,756)        (2)         (4)          --         (6)   8,001
                                    -------   -------    -------   -------    -------     -------      -------    -------  -------
Net income ......................        --        --        842        --         --          --           --         --      842
Other comprehensive
    income, net of tax ..........        --        --         --        --         --           6           --          6        6
                                                                                                                           -------
Comprehensive income ............                                                                                              848
Conversion, exercises of
    stock options, forfeitures
    and other - net (1,060,242)
    shares in 2000 ..............        (3)        5         --         7         --          --           --         --        9
Dividends declared ($0.80
    per share) ..................        --        --       (196)       --         --          --           --         --     (196)
                                    -------   -------    -------   -------    -------     -------      -------    -------  -------
Balance at December 31, 2000 ....       688     4,024      5,699    (1,749)        (2)          2           --         --    8,662
                                    -------   -------    -------   -------    -------     -------      -------    -------  -------
Net income ......................        --        --        966        --         --          --           --         --      966
Other comprehensive loss, net of
    tax .........................        --        --         --        --         (5)          1           (7)       (11)     (11)
                                                                                                                           -------
Comprehensive income ............                                                                                              955
Conversion, exercises of
    stock options, forfeitures
    and other - net 265,112
    shares in 2001[c] ...........         1       (44)        --       200         --          --           --         --      157
Dividends declared ($0.80
    per share) ..................        --        --       (199)       --         --          --           --         --     (199)
                                    -------   -------    -------   -------    -------     -------      -------    -------  -------
Balance at December 31, 2001 ....   $   689   $ 3,980    $ 6,466   $(1,549)   $    (7)    $     3      $    (7)   $   (11) $ 9,575
                                    -------   -------    -------   -------    -------     -------      -------    -------  -------


[a] Common stock $2.50 par value; 500,000,000 shares authorized; 275,499,087 shares issued at the end of 2001; 275,233,975 shares issued at the end of 2000; 276,294,217 shares issued at the end of 1999.

[b] Balance at end of year, shares at cost: 25,208,819 in 2001; 28,413,483 in 2000; 28,510,907 in 1999.

[c] The Corporation utilized approximately 1.7 million shares of treasury stock in the acquisition of Motor Cargo Industries, Inc.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Union Pacific Corporation and Subsidiary Companies

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements include the accounts of Union Pacific Corporation (UPC or the Corporation) and all of its subsidiaries. Investments in affiliated companies (20% to 50% owned) are accounted for using the equity method of accounting. All material intercompany transactions are eliminated.

CASH AND TEMPORARY INVESTMENTS - Temporary investments are stated at cost which approximates fair value and consist of investments with original maturities of three months or less.

INVENTORIES - Inventories consist of materials and supplies carried at the lower of average cost or market.

PROPERTY AND DEPRECIATION - Properties are carried at cost. Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. The cost (net of salvage) of depreciable rail property retired or replaced in the ordinary course of business is charged to accumulated depreciation. A gain or loss is recognized in other income for all other property upon disposition. The cost of internally developed software is capitalized and amortized over a five-year period. An obsolescence review of capitalized software is performed on a periodic basis.

IMPAIRMENT OF LONG-LIVED ASSETS - The Corporation reviews long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

REVENUE RECOGNITION - Transportation revenues are recognized on a percentage-of-completion basis as freight moves from origin to destination. Other revenue is recognized as service is performed or contractual obligations are met.

TRANSLATION OF FOREIGN CURRENCY - The Corporation translates its portion of the assets and liabilities related to foreign investments into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The resulting translation adjustments are reflected within shareholders' equity as accumulated other comprehensive income or loss. Transaction gains and losses related to intercompany accounts are not material.

FINANCIAL INSTRUMENTS - The carrying value of the Corporation's non-derivative financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt and certain differences relating to cost method investments and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

   The Corporation periodically uses derivative financial instruments to manage risk related to changes in fuel prices and interest rates.

EARNINGS PER SHARE - Basic earnings per share (EPS) is calculated on the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and the potential conversion of the preferred securities where the conversion of such instruments would be dilutive.

USE OF ESTIMATES - The Consolidated Financial Statements of the Corporation include estimates and assumptions regarding certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

PERSONAL INJURY - The cost of injuries to employees and others on Union Pacific Railroad Company (UPRR) property or in accidents involving the trucking segment is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year.

ENVIRONMENTAL - When environmental issues have been identified with respect to the property owned, leased or otherwise used in the conduct of the Corporation's business, the Corporation and its consultants perform environmental assessments on such property. The Corporation expenses the cost of the assessments as incurred. The Corporation accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

CHANGE IN PRESENTATION - Certain prior year amounts have been reclassified to conform to the 2001 Consolidated Financial Statement presentation. These reclassifications had no effect on previously reported operating income or net income.

1.   OPERATIONS AND SEGMENTATION

Union Pacific Corporation consists of two reportable segments, rail and trucking, as well as UPC's other product lines (Other). The rail segment includes the operations of the Corporation's indirect wholly owned subsidiary, UPRR and UPRR's subsidiaries and rail affiliates (collectively, the Railroad). The trucking segment includes the operations of the Corporation's indirect wholly owned subsidiaries, Overnite Transportation Company (Overnite) and, subsequent to November 30, 2001, Motor Cargo Industries, Inc. (Motor Cargo). The Corporation's other product lines are comprised of the corporate holding company (which largely supports the Railroad), Fenix LLC and affiliated technology companies (Fenix), self-insurance activities and all appropriate consolidating entries.

RAIL SEGMENT

OPERATIONS - The Railroad is a Class I railroad that operates in the United States. As of October 1, 1996, the Railroad included Southern Pacific Rail Corporation (Southern Pacific or SP). In addition, during 1997, the Railroad and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico. The Railroad made an additional investment in the consortium in 1999. During 2001, UPC completed its integration of Southern Pacific's rail operations.

   The Railroad has over 33,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern United States gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Railroad freight is comprised of six commodity lines: agricultural, automotive, chemicals, energy, industrial products and intermodal. The Railroad continues to focus on utilization of its capital asset base to meet current operating needs and to introduce innovative rail services across every commodity line.

   The Railroad is subject to price and service competition from other railroads, motor carriers and barge operators. The Railroad's main competitor is Burlington Northern Santa Fe Corporation. Its rail subsidiary, The Burlington Northern and Santa Fe Railway Company, operates parallel routes in many of the Railroad's main traffic corridors. In addition, the Railroad's operations are conducted in corridors served by other competing railroads and by motor carriers. Motor carrier competition is particularly strong for intermodal traffic. Because of the proximity of the Railroad's routes to major inland and Gulf Coast waterways, barge competition can be particularly pronounced, especially for grain and bulk commodities.

EMPLOYEES - Approximately 87% of the Railroad's nearly 48,000 employees are represented by 14 major rail unions. National negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999. In May 2001, the Brotherhood of Maintenance of Way Employees (BMWE) ratified a five-year agreement, which included provisions for an annual wage increase (based on the consumer price index) and progressive health and welfare cost sharing. The health and welfare cost sharing was a milestone as the BMWE is the first union to make significant cost contributions to their health and welfare plan. Contract discussions with the remaining unions are either in negotiation or mediation. Also during 2001, much of the operating craft unions' focus was on a proposed merger between the United Transportation Union and the Brotherhood of Locomotive Engineers (BLE). In a December 2001 re-vote, the BLE resoundingly rejected the merger. Both operating craft unions have indicated a desire to complete national negotiations. The Corporation anticipates significant progress in 2002.

TRUCKING SEGMENT

OPERATIONS - The trucking segment includes the operations of Overnite and Motor Cargo. Overnite is a major interstate trucking company specializing in less-than-truckload (LTL) shipments. Overnite serves all 50 states and portions of Canada and Mexico through 170 service centers located throughout the United States providing regional, inter-regional and long haul service. Overnite transports a variety of products including machinery, tobacco, textiles, plastics, electronics and paper products. Motor Cargo is a western regional LTL carrier that provides comprehensive service throughout 10 western states. Motor Cargo transports general commodities, including consumer goods, packaged foodstuffs, industrial and electronic equipment and auto parts. Overnite and Motor Cargo experience intense service and price competition from regional, inter-regional and national LTL carriers and, to a lesser extent, from truckload carriers, railroads and overnight delivery companies. Major competitors include USFreightways and CNF Inc. Overnite and Motor Cargo believe they are able to compete effectively in their markets by providing high quality, customized service at competitive prices.

EMPLOYEES - Overnite continues to oppose the efforts of the International Brotherhood of Teamsters (Teamsters) to unionize Overnite service centers. Since the Teamsters began their efforts at Overnite in 1994, Overnite has received 90 petitions for union elections at 66 of its 170 service centers, although there have been only nine elections since August 1997, and Teamsters representation was rejected in seven of those nine elections. Twenty-two service centers, representing approximately 14% of Overnite's nearly 13,000 nationwide employee work force, have voted for union representation, and the Teamsters have been certified and recognized as the bargaining representative for such employees. Employees at 18 of these 22 locations have filed decertification petitions since 1999. Elections affecting approximately 400 additional employees are unresolved, and there are no elections currently scheduled. Additionally, proceedings are pending in certain cases where a Teamsters' local union lost a representation election. To date, Overnite has not entered into any collective bargaining agreements with the Teamsters, who began a job action on October 24, 1999, that has continued into 2002. As of January 19, 2002, 19 Overnite service centers had approximately 369 employees, less than 3% of Overnite's work force, who did not report to work. Despite the work stoppage, Overnite has managed to improve its revenue and profitability on a year-over-year basis. Employees at two Motor Cargo service centers located in North Salt Lake, Utah and Reno, Nevada, representing approximately 11% of Motor Cargo's total work force at 30 service centers, are covered by two separate collective bargaining agreements with union affiliated with the Teamsters. Although the agreements cover most of the employees at these two facilities, less than half of these covered employees are actual members of unions.

OTHER PRODUCT LINES

OTHER - Included in the other product lines are the results of the corporate holding company, Fenix, self-insurance activities, and all appropriate consolidating entries.

The following table details reportable financial information for the Corporation's segments and other product lines for the years ended December 31, 2001, 2000 and 1999:

Millions of Dollars                                 2001       2000        1999
-------------------                              --------    --------    --------
Operating revenues:[a]
    Rail .....................................   $ 10,800    $ 10,731    $ 10,140
    Trucking .................................      1,143       1,113       1,062
    Other ....................................         30          34          35
                                                 --------    --------    --------
    Consolidated .............................   $ 11,973    $ 11,878    $ 11,237
                                                 --------    --------    --------

Millions of Dollars                                2001        2000        1999
-------------------                              --------    --------    --------
Depreciation and amortization:
    Rail .....................................   $  1,120    $  1,089    $  1,034
    Trucking .................................         48          48          46
    Other ....................................          6           3           3
                                                 --------    --------    --------
    Consolidated .............................   $  1,174    $  1,140    $  1,083
                                                 --------    --------    --------
Operating income:[b]
    Rail .....................................   $  2,081    $  1,903    $  1,822
    Trucking .................................         54          53          20
    Other ....................................        (63)        (53)        (38)
                                                 --------    --------    --------
    Consolidated .............................   $  2,072    $  1,903    $  1,804
                                                 --------    --------    --------
Interest expense:
    Rail .....................................   $    584    $    592    $    618
    Trucking .................................          1           1           1
    Other ....................................        116         130         114
                                                 --------    --------    --------
    Consolidated .............................   $    701    $    723    $    733
                                                 --------    --------    --------
Income tax expense:
    Rail .....................................   $    613    $    511    $    465
    Trucking .................................         29          28           8
    Other ....................................        (75)        (71)        (54)
                                                 --------    --------    --------
    Consolidated .............................   $    567    $    468    $    419
                                                 --------    --------    --------
Earnings of nonconsolidated affiliates:[c]
    Rail .....................................   $     78    $     78    $     55
    Trucking .................................         --          --          --
    Other ....................................         --          --          --
                                                 --------    --------    --------
    Consolidated .............................   $     78    $     78    $     55
                                                 --------    --------    --------
Net income:[d]
    Rail .....................................   $  1,058    $    926    $    854
    Trucking .................................         46          43          29
    Other ....................................       (138)       (127)        (73)
                                                 --------    --------    --------
    Consolidated .............................   $    966    $    842    $    810
                                                 --------    --------    --------
Investments in nonconsolidated affiliates:[c]
    Rail .....................................   $    708    $    644    $    657
    Trucking .................................         --          --          --
    Other ....................................         --          --          --
                                                 --------    --------    --------
    Consolidated .............................   $    708    $    644    $    657
                                                 --------    --------    --------
Assets:
    Rail .....................................   $ 30,563    $ 29,993    $ 29,184
    Trucking .................................        751         677         695
    Other ....................................        237         247         313
                                                 --------    --------    --------
    Consolidated .............................   $ 31,551    $ 30,917    $ 30,192
                                                 --------    --------    --------
Capital investments:
    Rail .....................................   $  1,687    $  1,735    $  1,777
    Trucking .................................         40          33          55
    Other ....................................          9          15           2
                                                 --------    --------    --------
    Consolidated .............................   $  1,736    $  1,783    $  1,834
                                                 --------    --------    --------

[a]      The Corporation has no significant intercompany sales activities.

[b] Included the $115 million pre-tax ($72 million after-tax) work force reduction charge in 2000.

[c] The Railroad has equity interests in several railroad-related and other businesses.

[d] "Other" included the $43 million pre-tax ($27 million after-tax) adjustment of a liability related to the discontinued operations of a former subsidiary in 1999 (note 3).

2.       ACQUISITIONS

SOUTHERN PACIFIC - During 2001, UPC completed its integration of Southern Pacific's rail operations. UPC consummated the acquisition of Southern Pacific in September 1996 for $4.1 billion. Sixty percent of the outstanding Southern Pacific common shares were converted into UPC common stock, and the remaining 40% of the outstanding shares was acquired for cash. UPC initially funded the cash portion of the acquisition with credit facility borrowings, all of which have been subsequently refinanced with other borrowings. The acquisition of Southern Pacific has been accounted for using the purchase method of accounting and was fully consolidated into UPC results beginning October 1996.

Merger Consolidation Activities - In connection with the acquisition and integration of UPRR and Southern Pacific's rail operations, UPC completed the elimination of 5,200 duplicate positions in 2001 in accordance with the original merger plan. UPC also completed the relocation of 4,700 positions, merging or disposing of redundant facilities and disposing of certain rail lines. In addition, the Corporation canceled and settled the remaining uneconomical and duplicative SP contracts, including payroll-related contractual obligations in accordance with the original merger plan.

Merger Liabilities - In 1996, UPC recognized a $958 million pre-tax liability in the SP purchase price allocation for costs associated with SP's portion of these activities. Merger liability activity reflected cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. The fair value allocation of SP's purchase price to fixed assets was reduced by $50 million as costs for certain merger activities were less than anticipated in the original plan. Where merger related costs were greater than what was anticipated in the plan, those costs were charged to expense in the period incurred. Where the merger implementation caused the Corporation to incur more costs than were envisioned in the original merger plan, such costs were charged to expense in the period incurred. Merger liability activity was $89 million, $10 million and $45 million in 2001, 2000 and 1999, respectively.

    The components of the merger liability as of December 31, 2001 were as follows:

                                                                                               December 31,
                                                                        Original   Cumulative     2001
Millions of Dollars                                                    Liability    Activity    Liability
-------------------                                                    ---------   ----------  ------------

Labor protection related to legislated and contractual .............   $    361   $    361         $ --
    obligations
Severance costs ....................................................        343        343           --
Contract cancellation fees and facility and line closure costs .....        145        145           --
Relocation costs ...................................................        109        109           --
                                                                       --------   --------         ----
Total ..............................................................   $    958   $    958         $ --
                                                                       --------   --------         ----

3.     DIVESTITURES

ADJUSTMENT TO 1994 LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS - Net income for 1999 included a one-time $43 million gain ($27 million after-tax) from the adjustment of a liability established in connection with the discontinued operations of a former subsidiary.

4.   FINANCIAL INSTRUMENTS

ADOPTION OF STANDARD - Effective January 1, 2001, the Corporation adopted Financial Accounting Standards Board Statement (FASB) No. 133, "Accounting for Derivative Instruments and Hedging Activities (FAS 133) and FASB No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 133 and FAS 138 require that the changes in fair value of all derivative financial instruments the Corporation uses for fuel or interest rate hedging purposes be recorded in the Corporation's Consolidated Statements of Financial Position. In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Corporation's operations, income statement recognition of the ineffective portion of the hedge position may be required. Also, derivative instruments that do not qualify for hedge accounting treatment per FAS 133 and FAS 138 may require income statement recognition. The adoption of FAS 133 and FAS 138 resulted in the recognition of a $2 million asset on January 1, 2001.

STRATEGY AND RISK - The Corporation and its subsidiaries use derivative financial instruments, which are subject to market risk, in limited instances for other than trading purposes to manage risk related to changes in fuel prices and to achieve the Corporation's interest rate objectives. The Corporation uses swaps, futures and/or forward contracts to mitigate adverse price and rate movements and exposure to variable cash flows. The use of these instruments also limits future gains from favorable movements. The Corporation uses interest rate swaps to manage its exposure to interest rate changes. The purpose of these programs is to protect the Corporation's operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

   The Corporation may also use fuel swaptions to secure more favorable swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment and are marked-to-market through the Consolidated Statements of Income.

MARKET AND CREDIT RISK - The Corporation addresses market risk related to derivative financial instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. The Corporation has not been required to provide collateral; however, the Corporation may receive collateral relating to its hedging activity where the concentration of credit risk was substantial.

   In addition, the Corporation enters into secured financings in which the debtor has pledged collateral. The collateral is based upon the nature of the financing and the credit risk of the debtor. The Corporation generally is not permitted to sell or repledge the collateral unless the debtor defaults.

DETERMINATION OF FAIR VALUE - The fair values of the Corporation's derivative financial instrument positions at December 31, 2001 and 2000, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

INTEREST RATE STRATEGY - The Corporation manages its overall exposure to fluctuations in interest rates by adjusting the proportion of fixed- and floating-rate debt instruments within its debt portfolio over a given period. The mix of fixed- and floating-rate debt is largely managed through the issuance of targeted amounts of each as debt matures or as incremental borrowings are required. Derivatives are used in limited circumstances as one of the tools to obtain the targeted mix and hedge the exposure to fair value changes. In addition, the Corporation obtains additional flexibility in managing interest costs and the interest rate mix within its debt portfolio by issuing callable fixed-rate debt securities.

   In May and August 2001, the Corporation entered into interest rate swaps on a total of $598 million of debt with varying maturity dates extending to November 2004. The swaps allowed the Corporation to convert the debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt's fair value attributable to the changes in the benchmark interest rate (LIBOR). The swaps have been accounted for using the short-cut method as allowed by FAS 133; and therefore, no ineffectiveness has been recorded within the Corporation's Consolidated Financial Statements.

FUEL STRATEGY - As a result of the significance of the Corporation's fuel costs and the historical volatility of fuel prices, the Corporation's transportation subsidiaries periodically use swaps, futures and/or forward contracts to mitigate adverse fuel price changes. In addition, the Corporation at times may use fuel swaptions to secure more favorable swap prices. The following is a summary of the Corporation's derivative financial instruments at December 31, 2001 and 2000:

Millions, Except Percentages and Average Commodity Prices                2001        2000
---------------------------------------------------------              --------    --------
Interest rate hedging:
   Amount of debt hedged ...........................................   $    598          --
   Percentage of total debt portfolio ..............................          7%         --

Rail fuel hedging/swaptions:
   Number of gallons hedged for 2001[a] ............................        407         101
   Average price of 2001 hedges (per gallon) [b] ...................   $   0.66    $   0.68
   Number of gallons hedged for 2002[c] ............................        567          --
   Average price of 2002 hedges outstanding (per gallon)[b] ........   $   0.56          --
   Number of gallons hedged for 2003[d] ............................         63          --
   Average price of 2003 fuel consumption hedged (per gallon)[b] ...   $   0.56          --
                                                                       --------    --------

Millions, Except Percentages and Average Commodity Prices                2001        2000
---------------------------------------------------------              --------    --------
Trucking fuel hedging:
   Number of gallons hedged for 2001 ...............................         --          --
   Average price of 2001 hedges outstanding (per gallon)[b] ........         --          --
   Number of gallons hedged for 2002 ...............................          9          --
   Average price of 2002 hedges outstanding (per gallon)[b] ........   $   0.58          --
   Number of gallons hedged for 2003 ...............................          3          --
   Average price of 2003 fuel consumption hedged (per gallon)[b] ...   $   0.58          --
                                                                       --------    --------


[a] Rail fuel hedges which were in effect during 2001. Rail fuel hedges include the swap portion of a swaption with a base term within 2001, and they exclude the option portion of the swaption to extend the swap past 2001.

[b]      Excluded taxes, transportation costs and regional pricing spreads.

[c] Rail fuel hedges which are in effect during 2002. These hedges expire December 31, 2002. Rail fuel hedges include the swap portions of the swaptions with base terms within 2002, and they exclude the option portions of the swaptions to extend the swaps past 2002.

[d] Rail fuel hedges which are in effect during 2003. These hedges expire December 31, 2003.

    The fair value asset and liability positions of the Corporation's outstanding derivative financial instruments at December 31, 2001 and 2000 were as follows:

Millions of Dollars                                               2001          2000
-------------------                                             --------      --------
Interest rate hedging:
   Gross fair value asset position .........................   $     13       $    --
   Gross fair value (liability) position ...................         --            --
Rail fuel hedging:
   Gross fair value asset position .........................         --             2
   Gross fair value (liability) position ...................        (11)           --
Rail fuel swaptions:
    Gross fair value asset position ........................         --            --
    Gross fair value (liability) position ..................        (24)           --
Trucking fuel hedging: .....................................
   Gross fair value asset position .........................         --            --
   Gross fair value (liability) position ...................         --            --
                                                               --------       -------
Total net fair value asset (liability) position, net .......   $    (22)      $     2
                                                               --------       -------


   Rail fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed. During 2002, the Corporation expects fuel expense to increase $11 million from this reclassification. Rail fuel swaption positions will be reflected in the Consolidated Statements of Income as fuel expense over the life of the swap and as other income as the fair value of the outstanding option fluctuates.

   The Corporation's use of derivative financial instruments had the following impact on pre-tax income for the years ended December 31, 2001, 2000 and 1999:

Millions of Dollars                                                      2001      2000     1999
-------------------                                                     ------    ------   ------
Decrease (increase) in interest expense from interest rate hedging ..   $    4    $   --   $   (1)
Decrease (increase) in fuel expense from rail fuel hedging ..........      (14)       52       53
Decrease (increase) in fuel expense from rail fuel swaptions ........       (6)       --       --
Decrease (increase) in fuel expense from trucking fuel hedging ......       --         2        1
                                                                        ------    ------   ------
Decrease (increase) in operating expenses ...........................      (16)       54       53
Increase (decrease) in other income, net from rail fuel swaptions ...      (18)       --       --
                                                                        ------    ------   ------
Increase (decrease) in pre-tax income ...............................   $  (34)   $   54   $   53
                                                                        ------    ------   ------

FAIR VALUE OF DEBT INSTRUMENTS - The fair value of the Corporation's long- and short-term debt has been estimated using quoted market prices or current borrowing rates. At December 31, 2001 and 2000, the fair value of total debt exceeded the carrying value by approximately $254 million and $56 million, respectively. At December 31, 2001 and December 31, 2000, approximately $850 million and $1.3 billion, respectively, of fixed-rate debt securities contain call provisions that allow the Corporation to retire the debt instruments prior to final maturity subject, in certain cases, to the payment of premiums.

SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The third parties have designated the Railroad to service the sold receivables. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At December 31, 2001 and 2000, accounts receivable are presented net of $600 million of receivables sold.

5.    PROPERTIES

At December 31, 2001 and 2000, major property accounts were as follows:

Millions of Dollars             2001           2000
------------------           ----------     ----------
Railroad:
    Road and other .....     $   27,934     $   26,832
    Equipment ..........          7,507          7,781
                             ----------     ----------
Total railroad .........         35,441         34,613
Trucking ...............            954            806
Other ..................             41             39
                             ----------     ----------
Total ..................     $   36,436     $   35,458
                             ----------     ----------


    At December 31, 2001 and 2000, major accumulated depreciation accounts were as follows:

Millions of Dollars              2001           2000
-------------------          ----------     ----------
Railroad:
    Road and other .....     $    4,910     $    4,527
    Equipment ..........          2,267          2,354
                             ----------     ----------
Total railroad .........          7,177          6,881
Trucking ...............            453            364
Other ..................             14             17
                             ----------     ----------
Total ..................     $    7,644     $    7,262
                             ----------     ----------

6.    INCOME TAXES

Components of income tax expense, excluding discontinued operations, were as follows for the years ended December 31, 2001, 2000 and 1999:

Millions of Dollars             2001           2000           1999
-------------------          ----------     ----------     ----------
Current:
     Federal ...........     $      133     $       18     $     (112)
     State .............             10              3              2
                             ----------     ----------     ----------
Total current ..........            143             21           (110)
                             ----------     ----------     ----------
Deferred:
     Federal ...........            374            423            516
     State .............             50             24             13
                             ----------     ----------     ----------
Total deferred .........            424            447            529
                             ----------     ----------     ----------
Total ..................     $      567     $      468     $      419
                             ----------     ----------     ----------

   Deferred income tax liabilities (assets) were comprised of the following at December 31, 2001 and 2000:

Millions of Dollars                                  2001           2000
-------------------                                --------      --------
Current liabilities ..........................     $   (341)     $   (404)
Net operating loss ...........................          (59)         (103)
                                                   --------      --------
Net current deferred income tax asset ........         (400)         (507)
                                                   --------      --------
Excess tax over book depreciation ............        7,813         7,670
State taxes, net .............................          577           517
Retirement benefits ..........................         (287)         (282)
Alternative minimum tax credits ..............         (315)         (187)
Net operating loss ...........................          (96)         (342)
Other ........................................          190           185
Net long-term deferred income tax liability ..        7,882         7,561
                                                   --------      --------
Net deferred income tax liability ............     $  7,482      $  7,054
                                                   --------      --------

    At December 31, 2001, the Corporation has a deferred income tax asset reflecting the benefits of $442 million in net operating loss carryforwards, which expire between 2009 and 2018. The Internal Revenue Code limits a corporation's ability to utilize net operating loss carryforwards. The Corporation does not expect these limits to impact its ability to utilize its carryforwards. The Corporation has analyzed its deferred income tax assets and believes a valuation allowance is not necessary.

    For the years ending December 31, 2001, 2000 and 1999, a reconciliation between statutory and effective tax rates of continuing operations is as follows:

Percentages                    2001           2000           1999
-----------                    ----           ----           ----
Statutory tax rate ...         35.0%          35.0%          35.0%
State taxes-net ......          2.5            1.4            0.8
Dividend exclusion ...         (0.8)          (1.1)          (1.0)
Tax settlements ......         (0.1)            --           (1.3)
Other ................          0.4            0.4            1.4
                               ----           ----           ----
Effective tax rate ...         37.0%          35.7%          34.9%
                               ----           ----           ----

    The Internal Revenue Service is currently examining the Corporation's tax returns for 1986 through 1998. All years prior to 1986 are closed. The Corporation believes it has adequately provided for federal and state income taxes.

7.    DEBT

Total debt as of December 31, 2001 and 2000, is summarized below:

Millions of Dollars                                                                2001          2000
-------------------                                                              --------      --------
Notes and debentures, 0% to 9.6% due through 2054 ..........................     $  4,682      $  4,472
Capitalized leases .........................................................        1,441         1,435
Medium-term notes, 6.3% to 10.0% due through 2020 ..........................          736           843
Equipment obligations, 6.3% to 10.3% due through 2019 ......................          619           842
Term floating-rate debt, 3.2% to 3.4% due through 2002 .....................          300           362
Mortgage bonds, 4.3% to 4.8% due through 2030 ..............................          153           154
Tax-exempt financings, 3.3% to 5.7% due through 2026 .......................          168           168
Commercial paper and bid notes, average of 5.1% in 2001 and 6.8% in 2000 ...           34           125
Unamortized discount .......................................................          (53)          (50)
                                                                                 --------      --------
Total debt .................................................................        8,080         8,351
Less current portion .......................................................         (194)         (207)
                                                                                 --------      --------
Total long-term debt .......................................................     $  7,886      $  8,144
                                                                                 --------      --------

DEBT MATURITIES - Aggregate debt maturities as of December 31, 2001, are as follows:

Millions of Dollars
-------------------
2002 ...................     $    194
2003 ...................        1,156
2004 ...................          503
2005 ...................          680
2006 ...................          685
Thereafter .............        4,862
                             --------
Total debt .............     $  8,080
                             --------

MORTGAGED PROPERTIES - At December 31, 2001 and 2000, approximately $9.4 billion and $9.6 billion, respectively, of Railroad properties secure outstanding equipment obligations and mortgage bonds.

CREDIT FACILITIES - On December 31, 2001, the Corporation had $2.0 billion in revolving credit facilities, of which $1.0 billion expires in March 2002, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2001, and March 2000, respectively, are designated for general corporate purposes and replaced a $2.8 billion facility which expired in April 2001. None of the credit facilities were used as of December 31, 2001 or 2000. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade corporate borrowers. The Corporation is reviewing rollover options for the credit facility that expires in March 2002. To the extent the Corporation has long-term credit facilities available, commercial paper borrowings and other current maturities of long-term debt of $674 million and $663 million as of December 31, 2001 and 2000, respectively, have been reclassified as long-term debt maturing in the years 2003 and 2002, respectively. This reclassification reflects the Corporation's intent to refinance these short-term borrowings and current maturities of long-term debt on a long-term basis through the issuance of additional commercial paper or new long-term financings, or by using the currently available long-term credit facility if alternative financing is not available.

CONVERTIBLE PREFERRED SECURITIES - Union Pacific Capital Trust (the Trust), a statutory business trust sponsored and wholly owned by the Corporation, issued $1.5 billion aggregate liquidation amount of 6.25% Convertible Preferred Securities (the CPS) in April 1998. Each of the CPS has a stated liquidation amount of $50 and is convertible, at the option of the holder, into shares of UPC's common stock, par value $2.50 per share (the Common Stock), at the rate of
0.7257 shares of Common Stock for each of the CPS, equivalent to a conversion price of $68.90 per share of Common Stock, subject to adjustment under certain circumstances. The CPS accrues and pays cash distributions quarterly in arrears at the annual rate of 6.25% of the stated liquidation amount. The Corporation owns all of the common securities of the Trust. The proceeds from the sale of the CPS and the common securities of the Trust were invested by the Trust in $1.5 billion aggregate principal amount of the Corporation's 6.25% Convertible Junior Subordinated Debentures due April 1, 2028 (the Debentures). The Debentures represent the sole assets of the Trust. The principal amount of the Debentures held by the Trust at December 31, 2001, was $1.5 billion.

   The Debentures accrue and pay interest quarterly in arrears at the annual rate of 6.25%. The Debentures mature on April 1, 2028, unless previously redeemed or repurchased in accordance with the terms of the indenture (the Indenture). The proceeds from the issuance of the Debentures were used by the Corporation for repayment of corporate borrowings.

   The Corporation has guaranteed, on a subordinated basis, distributions and other payments due on the CPS (the Guarantee). Considered together, the Corporation's obligations under the Debentures, the Indenture, the Guarantee and the Amended and Restated Declaration of Trust governing the Trust provide a full and unconditional guarantee by the Corporation of the Trust's obligations under the CPS.

   For financial reporting purposes, the Corporation has recorded distributions payable on the CPS as an interest charge to earnings in the Consolidated Statements of Income.

SHELF REGISTRATION STATEMENT AND OTHER SIGNIFICANT FINANCINGS - In January 2001, under an existing shelf registration statement, the Corporation issued $400 million of 6.65% fixed-rate debt with a maturity date of January 15, 2011. During

May 2001, the Corporation issued the remaining $200 million of debt securities available under this shelf registration statement as 5.84% fixed-rate debt with a maturity date of May 25, 2004. Simultaneously, the Corporation entered into an interest rate swap converting the debt, issued in May 2001, from a fixed rate to a variable rate. The proceeds from the issuance of this debt were used for repayment of debt and other general corporate purposes.

   In June 2001, the Corporation filed a new $1.0 billion shelf registration statement, which became effective June 14, 2001. Under this shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. The total offering price of these securities, in the aggregate, can not exceed $1.0 billion. On October 1, 2001, the Corporation issued $300 million of 5.75% fixed-rate debt with a maturity date of October 15, 2007. The proceeds from the issuance of this debt were used for repayment of debt and other general corporate purposes. At December 31, 2001, the Corporation had $700 million remaining for issuance under the shelf registration.

   On January 17, 2002, the Corporation issued an additional $300 million of 6.125% fixed-rate debt with a maturity date of January 15, 2012. The proceeds from the issuance were also used for repayment of debt and other general corporate purposes. At January 24, 2002, the Corporation had $400 million remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities under this shelf registration.

    During July 2001, UPRR entered into capital leases covering new locomotives. The related capital lease obligations totaled approximately $124 million and are included in the Statements of Consolidated Financial Position as debt.

DIVIDEND RESTRICTIONS - The Corporation is subject to certain restrictions related to the payment of cash dividends. The amount of retained earnings available for dividends under the most restrictive test was $4.1 billion and $3.2 billion at December 31, 2001 and 2000, respectively.

8.    LEASES

The Corporation leases certain locomotives, freight cars, trailers and other property. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001 were as follows:

Millions of Dollars                            Operating Leases   Capital Leases
-------------------                            ----------------   --------------
2002 .........................................    $    435           $    207
2003 .........................................         342                217
2004 .........................................         309                186
2005 .........................................         299                190
2006 .........................................         247                154
Later Years ..................................       1,690              1,498
                                                  --------           --------
Total minimum lease payments .................    $  3,322              2,452
                                                  --------
Amount representing interest .................                         (1,011)
                                                                     --------
Present value of minimum lease payments ......                       $  1,441
                                                                     --------

   Rent expense for operating leases with terms exceeding one month was $668 million in 2001, $652 million in 2000 and $707 million in 1999. Contingent rentals and sub-rentals are not significant.

9.    RETIREMENT PLANS

BENEFIT SUMMARY - The Corporation provides defined benefit retirement income to eligible non-union employees through qualified and non-qualified (supplemental) pension plans. In addition, the Corporation provides a defined contribution plan (thrift plan) to eligible non-union employees. All non-union and certain of the Corporation's union employees participate in defined contribution medical and life insurance programs for retirees. All Railroad employees are covered by the Railroad Retirement System (the System).

FUNDING AND BENEFIT PAYMENTS - Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment. The qualified plans are funded based on the Projected Unit Credit actuarial funding method and are funded at not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. The Corporation has settled a portion of the non-qualified unfunded supplemental plan's accumulated benefit obligation by purchasing annuities. Corporation contributions into the thrift plan are based on 50% of the participant's contribution, limited to 3% of the participant's base salary. Corporation thrift plan contributions were $21 million, $20 million and $20 million for the years ended December 31, 2001, 2000, and 1999, respectively. The Corporation also provides medical and life insurance benefits on a cost sharing basis for qualifying employees. These costs are funded as incurred. In addition, contributions made to the System are expensed as incurred and amounted to approximately $429 million in 2001, $430 million in 2000 and $426 million in 1999.

    Changes in the Corporation's projected benefit obligation are as follows for the years ended December 31, 2001 and 2000:

                                                           Pension             Other Postretirement
                                                           Benefits                  Benefits
                                                   ----------------------      ----------------------
Millions of Dollars                                  2001          2000          2001          2000
-------------------                                --------      --------      --------      --------
Net benefit obligation at beginning of year ..     $  2,121      $  1,883      $    438      $    412
Service cost .................................           47            38             9             7
Interest cost ................................          158           150            36            32
Plan amendments ..............................          (19)            5             2            --
Actuarial loss ...............................           82           164           135            30
Acquisitions .................................            7            --            --            --
Special termination benefits .................           59            --             1            --
Gross benefits paid ..........................         (134)         (119)          (41)          (43)
                                                   --------      --------      --------      --------
Net benefit obligation at end of year ........     $  2,321      $  2,121      $    580      $    438
                                                   --------      --------      --------      --------

   As part of the work force reduction plan, discussed in note 15, the Corporation reclassified $59 million and $1 million in 2001 for pension and other postretirement benefits, respectively, from other current liabilities to retiree benefits obligation.

   Changes in the Corporation's benefit plan assets are as follows for the years ended December 31, 2001 and 2000:

                                                              Pension               Other Postretirement
                                                              Benefits                    Benefits
                                                       ----------------------      ----------------------
Millions of Dollars                                      2001          2000          2001          2000
-------------------                                    --------      --------      --------      --------
Fair value of plan assets at beginning of year ...     $  2,240      $  2,367      $     --      $     --
Actual return on plan assets .....................         (190)          (16)           --            --
Employer contributions ...........................            9             8            41            43
Acquisitions .....................................            6            --            --            --
Gross benefits paid ..............................         (134)         (119)          (41)          (43)
                                                       --------      --------      --------      --------
Fair value of plan assets at end of year .........     $  1,931      $  2,240      $     --      $     --
                                                       --------      --------      --------      --------


    The components of funded status of the benefit plans for the years ended December 31, 2001 and 2000 were as follows:


                                                        Pension               Other Postretirement
                                                        Benefits                     Benefits
                                                 ----------------------      ----------------------
Millions of Dollars                                2001          2000          2001          2000
-------------------                              --------      --------      --------      --------
Funded status at end of year ...............     $   (390)     $    119      $   (580)     $   (438)
Unrecognized net actuarial (gain) loss .....          (38)         (521)           92           (41)
Unrecognized prior service cost (credit) ...           95           132           (12)          (17)
Unrecognized net transition obligation .....           (5)           (9)           --            --
                                                 --------      --------      --------      --------
Net liability recognized at end of year ....     $   (338)     $   (279)     $   (500)     $   (496)
                                                 --------      --------      --------      --------

   At December 31, 2001 and 2000, $37 million and $30 million, respectively of the total pension and other post-retirement liability were classified as a current liability.

   Amounts recognized for the benefit plan liabilities in the Consolidated Statements of Financial Position for December 31, 2001 and 2000 consisted of:

                                                        Pension               Other Postretirement
                                                        Benefits                     Benefits
                                                 ----------------------      ----------------------
Millions of Dollars                                2001          2000          2001          2000
-------------------                              --------      --------      --------      --------
Prepaid benefit cost .......................     $      5      $      4      $     --      $     --
Accrued benefit cost .......................         (343)         (283)         (500)         (496)
Additional minimum liability ...............          (33)          (30)           --            --
Intangible assets ..........................           22            27            --            --
Accumulated other comprehensive income .....           11             3            --            --
                                                 --------      --------      --------      --------
Net liability recognized at end of year ....     $   (338)     $   (279)     $   (500)     $   (496)
                                                 --------      --------      --------      --------

   The components of the Corporation's net periodic pension costs (income) for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                               Pension                             Other Postretirement
                                                               Benefits                                   Benefits
                                                 ------------------------------------      ------------------------------------
Millions of Dollars                                2001          2000          1999          2001          2000          1999
-------------------                              --------      --------      --------      --------      --------      --------
Service cost ...............................     $     47      $     38      $     46      $      9      $      7      $      7
Interest cost ..............................          158           150           135            36            32            29
Expected return on assets ..................         (213)         (197)         (158)           --            --            --
Amortization of:
     Transition obligation .................           (4)           (3)           (4)           --            --            --
     Prior service cost (credit) ...........           17            16            15            (3)           (5)           (7)
     Actuarial loss (gain) .................          (28)          (31)           (9)            1            (3)           (1)
                                                 --------      --------      --------      --------      --------      --------
Total net periodic benefit cost (income) ...     $    (23)     $    (27)     $     25      $     43      $     31      $     28
                                                 --------      --------      --------      --------      --------      --------

   At December 31, 2001 and 2000, approximately 32% of the funded plans' assets each year were held in fixed-income and short-term securities, with the remainder in equity securities.

   The weighted-average actuarial assumptions for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                         Pension                            Other Postretirement
                                                         Benefits                                 Benefits
                                           ----------------------------------        ---------------------------------
Percentages                                 2001          2000          1999          2001          2000         1999
-----------                                ------        ------        ------        ------        ------       ------
Discount rate .....................         7.25%         7.50%         8.00%         7.25%         7.50%         8.00%
Expected return on plan assets ....         10.0          10.0          10.0           N/A           N/A           N/A
Rate of compensation increase .....         4.25          4.50          5.00          4.25          4.50          5.00
Health care cost trend:
 Current ..........................          N/A           N/A           N/A          7.70          7.70          7.70
 Level in 2006 ....................          N/A           N/A           N/A          5.50          5.50          5.50

   Assumed health care cost trend rates have a significant effect on the amount reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects on other postretirement benefits:

                                                             One % pt.     One % pt.
Millions of Dollars                                          Increase      Decrease
-------------------                                          ---------    ----------
Effect on total service and interest cost components ...     $      5     $     (4)
Effect on postretirement benefit obligation ............           50          (34)
                                                             --------     --------


10.  STOCK OPTIONS AND OTHER STOCK PLANS

OPTIONS - The Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. Pursuant to the Corporation's stock incentive plans for officers, key employees and non-employee directors, 12,461,025; 6,089,561; and 4,809,408 common shares were available for grant at December 31, 2001, 2000 and 1999, respectively. Options are granted at fair value on the grant date and are outstanding for a period of 10 years from the grant date. Options generally become exercisable no earlier than one year after grant.

DETERMINATION OF FAIR VALUE OF OPTIONS - The fair value of each stock option granted is estimated for the determination of pro forma expense using a Black-Scholes option-pricing model. The following table details the number of options granted, weighted-average exercise price of the options granted, weighted-average assumptions utilized in determining the pro forma expense and the weighted-average fair value of options for the years ended December 31, 2001, 2000 and 1999:

                                                      2001                2000                 1999
                                                 --------------      --------------      --------------
Number of options granted ..................          1,798,150             253,250              44,250
Weighted-average exercise price ............     $        49.91      $        41.96      $        54.25
Weighted-average assumptions:
     Dividend yield ........................                1.4%                1.6%                1.8%
     Risk-free interest rate ...............                4.3%                5.1%                6.4%
     Volatility ............................               29.5%               31.4%               28.3%
     Expected option life (years) ..........                  4                   4                   4
Weighted-average fair value of  options ....     $        13.09      $        11.84      $        14.94
                                                 --------------      --------------      --------------


   The expense impact of the option grant is determined as of the date of the grant and is reflected in pro forma results over the options' vesting period.

   Pro forma net income and earnings per share (EPS) for 2001, 2000 and 1999, including compensation expense for options that vested in each year, were as follows:

Millions of Dollars, Except Per Share Amounts       2001        2000         1999
---------------------------------------------     --------    --------    ----------
Net income ..................................     $    944    $    813    $     755
EPS - basic .................................     $   3.81    $   3.30    $    3.06
EPS - diluted ...............................     $   3.69    $   3.23    $    3.01
                                                  --------    --------    ---------

   During 1998, the Corporation implemented a broad-based option program that granted each active employee the option to purchase 200 shares of UPC common stock at $55.00 per share. This program resulted in 11,236,400 new options in 1998 and generated an after-tax pro forma compensation expense of $7 million in 2001 and $28 million in both 2000 and 1999. The conversion of these options will be effected with treasury shares as the options were not issued under the stock option plan for officers and key employees.

   Changes in common stock options outstanding were as follows:

                                                       Weighted-Average
                                         Shares         Exercise Price
                                      -----------      ----------------
Balance January 1, 1999 ......         26,499,579      $        49.77
Granted ......................             44,250               54.25
Exercised ....................           (921,169)              31.58
Expired / surrendered ........           (231,190)              53.06
                                      -----------      --------------
Balance December 31, 1999 ....         25,391,470               50.41
Granted ......................            253,250               41.96
Exercised ....................           (175,900)              30.05
Expired / surrendered ........           (126,520)              48.64
                                      -----------      --------------
Balance December 31, 2000 ....         25,342,300               50.48
Granted ......................          1,798,150               49.91
Exercised ....................         (2,044,997)              38.63
Expired / surrendered ........         (1,906,130)              54.82
                                      -----------      --------------
Balance December 31, 2001 ....         23,189,323      $        51.12
                                      -----------      --------------


   Stock options outstanding at December 31, 2001 were as follows:

                                                                            Weighted-Average
                                                                               Remaining         Weighted-Average
                                                    Number Outstanding      Contractual Life      Exercise Price
                                                    ------------------      ----------------     ----------------
Range of exercise prices:
     $20.60 to $42.25............................         2,389,286                    3            $   32.78
     $42.87 to $52.53............................         6,116,692                    7                47.50
     $52.88 to $62.40............................        14,683,345                    6                55.62
                                                        -----------                 ----            ---------
Balance December 31, 2001........................        23,189,323                    6            $   51.12
                                                        -----------                 ----            ---------

   Stock options exercisable at December 31, 2001 were as follows:

                                                            Number           Weighted-Average
                                                         Exercisable          Exercise Price
                                                         -----------         ----------------
Range of exercise prices:
     $20.60 to $42.25.................................    2,386,786              $  32.77
     $42.87 to $52.53.................................    4,359,242                 46.54
     $52.88 to $62.40.................................   14,307,745                 55.60
                                                         ----------              --------
Balance December 31, 2001.............................   21,053,773              $  51.13
                                                         ----------              --------


OTHER INCENTIVE PLANS - The Corporation's plans provide for awarding retention shares of common stock or stock units (the right to receive shares of common stock) to eligible employees. These awards are subject to forfeiture if employment terminates during the prescribed retention period, generally three years, or, in some cases, if a certain prescribed stock price or other financial criteria are not met. Restricted stock awards are issued to non-employee directors and are subject to forfeiture if certain service requirements are not met. During the year ended December 31, 2001, 387,540 retention shares, restricted shares and stock units were issued at a weighted-average fair value of $49.95. During 2000, 283,059 retention shares, restricted shares and stock units were issued at a weighted-average fair value of $41.21. During 1999, 26,300 retention shares and stock units were issued at a weighted-average fair value of $52.41. A portion of the retention awards issued in 1999 were subject to stock price or performance targets. The cost of retention and restricted awards is amortized to expense over the retention period.

    In November 2000, the Corporation approved the 2001 Long Term Plan (LTP). The LTP includes certain performance criteria and a retention requirement. During the year ended December 31, 2001, 1,019,500 performance retention shares and stock units were issued at a weighted-average fair value of $50.07. The cost of the LTP is expensed over the performance period which ends January 31, 2004.

     The Corporation adopted the Executive Stock Purchase Incentive Plan (ESPIP) effective October 1, 1999, in order to encourage and facilitate ownership of common stock by officers and other key executives of the Corporation and its subsidiaries. Under the ESPIP, the participants purchased a total of 1,008,000 shares of the Corporation's common stock with the proceeds of 6.02% interest-bearing, full recourse loans from the Corporation. Loans totaled $47 million. Deferred cash payments will be awarded to the participants to repay interest and the loan principal if certain performance and retention criteria are met within a 40-month period ending January 31, 2003. Dividends paid on the purchased shares were originally assigned to the Corporation to offset the accrued interest on the loan until certain performance criteria are met. The first performance criterion was satisfied in March 2001 and, accordingly thereafter, the dividends on the purchased shares are now paid directly to the participants, and a deferred cash payment equal to the net accrued interest will be paid to the participants at the expiration of the 40-month period. The cost of the ESPIP is amortized to expense over the 40-month period.

     During the years ended December 31, 2001, 2000 and 1999, UPC expensed $18 million, $18 million and $5 million, respectively, related to the other incentive plans described above.

11. EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999:

Millions, Except Per Share Amounts                                       2001          2000          1999
----------------------------------                                    ----------    ----------    ----------
Income statement data:
     Income from continuing operations ...........................    $      966    $      842    $      783
     Gain on disposal of discontinued operations .................            --            --            27
                                                                      ----------    ----------    ----------
Net income available to common shareholders - basic ..............           966           842           810
     Dilutive effect of interest associated with the CPS .........            58            58            58
                                                                      ----------    ----------    ----------
Net income available to common shareholders - diluted ............    $    1,024    $      900    $      868
                                                                      ----------    ----------    ----------
Weighted-average number of shares outstanding:
     Basic .......................................................         248.0         246.5         246.6
     Dilutive effect of common stock equivalents .................          23.9          23.0          23.2
                                                                      ----------    ----------    ----------
Diluted ..........................................................         271.9         269.5         269.8
                                                                      ----------    ----------    ----------
Earnings per share - basic:
     Income from continuing operations ...........................    $     3.90    $     3.42    $     3.17
     Income from discontinued operations .........................            --            --          0.11
                                                                      ----------    ----------    ----------
Net income .......................................................    $     3.90    $     3.42    $     3.28
                                                                      ----------    ----------    ----------
Earnings per share - diluted:
     Income from continuing operations ...........................    $     3.77    $     3.34    $     3.12
     Income from discontinued operations .........................            --            --          0.10
                                                                      ----------    ----------    ----------
Net income .......................................................    $     3.77    $     3.34    $     3.22
                                                                      ----------    ----------    ----------

12. COMMITMENTS AND CONTINGENCIES

UNASSERTED CLAIMS - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. It is not possible at this time for the Corporation to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Corporation has recorded a liability. The Corporation does not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

ENVIRONMENTAL - The Corporation generates and transports hazardous and nonhazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Corporation has identified approximately 370 active sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 48 sites that are the subject of actions taken by the U.S. government, 28 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Corporation's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

     When environmental issues have been identified with respect to the property owned, leased or otherwise used in the conduct of the Corporation's business, the Corporation and its consultants perform environmental assessments on such property. The Corporation expenses the cost of the assessments as incurred. The Corporation accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

     As of December 31, 2001, the Corporation has a liability of $172 million accrued for future environmental costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Corporation believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. The Corporation expects to pay out the majority of the December 31, 2001, environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations or financial condition of the Corporation.

PURCHASE OBLIGATIONS AND GUARANTEES - The Corporation and its subsidiaries periodically enter into financial and other commitments in connection with their businesses. At December 31, 2001, the Corporation had unconditional purchase obligations of $547 million for the purchase of locomotives as part of the Corporation's multi-year capital asset acquisition plan. In addition, the Corporation was contingently liable for $270 million in guarantees and $45 million in letters of credit at December 31, 2001. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. The Corporation is not aware of any existing event of default which would require it to satisfy these guarantees.

OTHER - In December 2001, the Railroad entered into a synthetic operating lease arrangement to finance a new headquarters building which will be constructed in Omaha, Nebraska. The expected completion date of the building is 2004. It will total approximately 1.1 million square feet with approximately 3,800 office workspaces. The cost to construct the new headquarters, including capitalized interest, is approximately $260 million. The Corporation has guaranteed the Railroad's obligation under this lease.

     UPRR will be the construction agent for the lessor. Total building related costs incurred and drawn from the lease funding commitments as of December 31, 2001, were approximately $10 million. After construction is complete, the lease has an initial term of five years and provisions for renewal for an extended period subject to agreement between the Railroad and lessor. At any time during the lease, the Railroad may, at its option, purchase the building at approximately the amount expended by the lessor to construct the building. If the Railroad elects not to renew the lease or purchase the building, the Railroad has guaranteed a residual value of approximately $220 million. At December 31, 2001, the Railroad has guaranteed, under certain circumstances, a residual value of less than $10 million.

RISK FACTORS - The Corporation's future results may be affected by changes in the economic environment, fluctuations in fuel prices, operational repercussions from any terrorist activities or government response thereto and external factors such as weather. Several of the commodities transported by both the Railroad and trucking segments come from industries with cyclical business operations. As a result, prolonged negative changes in the U.S. and global economic conditions can have an adverse effect on the Corporation's operating results. In addition, to the extent that diesel fuel costs are not recovered through increased revenue, improved fuel conservation or mitigated by hedging activity, operating results for the Railroad and trucking segments can also be adversely affected.

13. OTHER INCOME

Other income included the following:

Millions of Dollars                                     2001         2000         1999
-------------------                                   --------     --------     --------
Net gain on non-operating asset dispositions .....    $    133     $     88     $     74
Rental income ....................................          89           75           63
Interest Income ..................................          12           11           18
Other, net .......................................         (72)         (44)         (24)
                                                      --------     --------     --------
Total ............................................    $    162     $    130     $    131
                                                      --------     --------     --------

14. ACCOUNTING PRONOUNCEMENTS

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replacing FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral and introduces new disclosures. FAS 140 was effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions were effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. The adoption of FAS 140 did not have a significant impact on the Corporation's Consolidated Financial Statements.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations" (FAS 141). FAS 141 revises the method of accounting for business combinations and eliminates the pooling method of accounting. FAS 141 was effective for all business combinations that were initiated or completed after June 30, 2001. Management believes that FAS 141 will not have a material impact on the Corporation's Consolidated Financial Statements.

     Also in July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 eliminates the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 is effective for the Corporation's fiscal year beginning January 1, 2002. Management believes that FAS 142 will not have a material impact on the Corporation's Consolidated Financial Statements. In accordance with FAS 142, the Corporation will eliminate annual goodwill amortization of $2 million. At December 31, 2001, the Corporation had $50 million of goodwill remaining.

     In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 is effective for the Corporation's fiscal year beginning January 1, 2003, and requires the Corporation to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Corporation's Consolidated Financial Statements.

     In addition, in October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (FAS 144). FAS 144 replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (FAS 121). FAS 144 develops one accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of segments of a business. FAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. FAS 144 also broadens the definition of discontinued operations. FAS 144 is effective for the Corporation's fiscal year beginning January 1, 2002. Management believes that FAS 144 will not have a material impact on the Corporation's Consolidated Financial Statements.

15. WORK FORCE REDUCTION PLAN

Prompted by signs of an economic slowdown, the Corporation's Board of Directors approved a work force reduction plan (the Plan) in the fourth quarter of 2000. The Plan called for the elimination of approximately 2,000 Railroad positions during 2001. In December 2001, the Plan was completed with positions eliminated through a combination of subsidized early retirements, involuntary layoffs and attrition. The Plan affected both agreement and non-agreement employees across the entire 23-state Railroad system. As of December 31, 2001, 2,021 positions had been eliminated in accordance with the Plan. Of those eliminations, 1,051 were made through subsidized early retirements and involuntary layoffs with the remaining coming through attrition.

     The Corporation accrued $115 million pre-tax or $72 million after-tax in the fourth quarter of 2000 for costs related to the Plan. The expense was charged to salaries, wages and employee benefits in the Corporation's 2000 Consolidated Statements of Income. Plan liability activity in 2001 includes $49 million paid in cash or reclassified to contractual liabilities for severance benefits to 571 employees; $60 million of subsidized early retirement benefits covering 480 employees; with the remaining $6 million charged back against salaries, wages and employee benefits in the Corporation's Consolidated Statements of Income.

16. SELECTED QUARTERLY DATA

Selected unaudited quarterly data are as follows:

Millions of Dollars, Except Per Share Amounts
---------------------------------------------
2001                                              Mar. 31       June 30       Sep. 30       Dec. 31
                                                 ----------    ----------    ----------    ----------
Operating revenues ..........................    $    2,943    $    2,998    $    3,026    $    3,006
Operating income ............................           439           494           574           565
Net income ..................................           181           243           267           275
Per share - basic:
     Net income .............................          0.73          0.98          1.08          1.10
Per share - diluted:
     Net income .............................          0.72          0.95          1.04          1.06
                                                 ----------    ----------    ----------    ----------

2000                                              Mar. 31       June 30       Sep. 30      Dec. 31[a]
                                                 ----------    ----------    ----------    ----------
Operating revenues ..........................    $    2,906    $    2,966    $    3,054    $    2,952
Operating income ............................           452           542           570           339
Net income ..................................           185           244           256           157
Per share - basic:
     Net income .............................          0.75          0.99          1.04          0.64
Per share - diluted:
     Net income .............................          0.74          0.96          1.00          0.63
                                                 ----------    ----------    ----------    ----------

[a] Included $115 million pre-tax ($72 million after-tax) work force reduction charge (see note 15).

                    ****************************************

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Directors of Registrant.

         Information as to the names, ages, positions and offices with UPC, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of UPC is set forth in the Election of Directors segment of the Proxy Statement and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information concerning compensation received by UPC's directors and certain executive officers is presented in the Compensation of Directors, Report on Executive Compensation, Summary Compensation Table, Security Ownership of Management, Option/SAR Grants Table, Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values Table, Defined Benefit Plans and Change-in-Control Arrangements segments of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information as to the number of shares of UPC's equity securities beneficially owned as of February 8, 2002, by each of its directors and nominees for director, its five most highly compensated executive officers, its directors and executive officers as a group and certain beneficial owners is set forth in the Election of Directors, Security Ownership of Management and Security Ownership of Certain Beneficial Owners segments of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on related transactions is set forth in the Certain Relationships and Related Transactions and Compensation Committee Interlocks and Insider Participation segments of the Proxy Statement and is incorporated herein by reference. The Corporation does not have any relationship with any outside third party which would enable such a party to negotiate terms of a material transaction that may not be available to, or available from, other parties on an arm's-length basis.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements, Financial Statement Schedules and Exhibits:

         (1)      Financial Statements

                  The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements, Item 8, on page 30.

         (2)      Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts

                  Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Consolidated Financial Statements, Item 8, or notes thereto.

         (3)      Exhibits

                  Exhibits are listed in the exhibit index on page 60. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

(b)      Reports on Form 8-K

         On October 16, 2001, UPC filed a Current Report on Form 8-K announcing the Agreement and Plan of Merger by and among Motor Cargo Industries, Inc., Union Pacific Corporation and Motor Merger Co.

         On October 18, 2001, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the third quarter of 2001.

         On January 24, 2002, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March, 2002.

                                        UNION PACIFIC CORPORATION

                                        By   /s/ Richard K. Davidson
                                            ------------------------------------
                                            Richard K. Davidson, Chairman,
                                            President, Chief Executive
                                            Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 4th day of March, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

           PRINCIPAL EXECUTIVE OFFICER
           AND DIRECTOR:

                                            /s/ Richard K. Davidson
                                            ------------------------------------
                                            Richard K. Davidson, Chairman,
                                            President, Chief Executive
                                            Officer and Director

           PRINCIPAL FINANCIAL OFFICER:

                                            /s/ James R. Young
                                            ------------------------------------
                                            James R. Young,
                                            Executive Vice President-Finance

           PRINCIPAL ACCOUNTING OFFICER:

                                            /s/ Richard J. Putz
                                            ------------------------------------
                                            Richard J. Putz,
                                            Vice President and Controller

DIRECTORS:

Philip F. Anschutz*                             Elbridge T. Gerry, Jr.*
E. Virgil Conway*                               Judith Richards Hope*
Thomas J. Donohue*                              Richard J. Mahoney*
Archie W. Dunham*                               Steven R. Rogel*
Spencer F. Eccles*                              Richard D. Simmons*
Ivor J. Evans*                                  Ernesto Zedillo Ponce de Leon*


* By /s/ Thomas E. Whitaker
    --------------------------------------
      Thomas E. Whitaker, Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,                              2001         2000         1999
-----------------------------------------------------                            --------     --------     --------
Allowance for doubtful accounts:
     Balance, beginning of period ...........................................    $    139     $    135     $    110
     Charged to expense .....................................................          92           70           79
     Deductions .............................................................         (81)         (66)         (54)
                                                                                 --------     --------     --------
Balance, end of period ......................................................    $    150     $    139     $    135
                                                                                 --------     --------     --------
Accrued casualty costs:
     Balance, beginning of period ...........................................    $  1,243     $  1,319     $  1,395
     Charged to expense .....................................................         376          360          378
     Deductions .............................................................        (471)        (436)        (454)
                                                                                 --------     --------     --------
Balance, end of period ......................................................    $  1,148     $  1,243     $  1,319
                                                                                 --------     --------     --------
Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
         Current ............................................................    $    398     $    409     $    385
         Long-term ..........................................................         750          834          934
                                                                                 --------     --------     --------
Balance, end of period ......................................................    $  1,148     $  1,243     $  1,319
                                                                                 --------     --------     --------

UNION PACIFIC CORPORATION
EXHIBIT INDEX



Exhibit No.                Description

Filed with this Statement

12                         Ratio of Earnings to Fixed Charges.

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

4(a) Indenture, dated as of December 20, 1996, between UPC and Citibank, N.A., as Trustee, is incorporated herein by reference to Exhibit 4.1 to UPC's Registration Statement on Form S-3 (No. 333-18345).

4(b) Indenture, dated as of April 1, 1999, between UPC and The Chase Manhattan Bank, as Trustee, is incorporated herein by reference to Exhibit 4.2 to UPC's Registration Statement on Form S-3 (No. 333-75989).

4(c) Form of Debt Security is incorporated herein by reference to Exhibit 4.3 to UPC's Registration Statement on Form S-3 (No. 33-59323).

                           Certain instruments evidencing long-term indebtedness of UPC are not filed as exhibits because the total amount of securities authorized under any single such instrument does not exceed 10% of the Corporation's total consolidated assets. UPC agrees to furnish the Commission with a copy of any such instrument upon request by the Commission.

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

10(d) Agreement, dated September 25, 1995, among UPC, UPRR, Missouri Pacific Railroad Company (MPRR), SP, Southern Pacific Transportation Company (SPT), The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC) and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to
                           Exhibit 10.11 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(e) Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR, SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to
                           Exhibit 10.12 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(f) UPC 2001 Stock Incentive Plan, dated April 20, 2001, is incorporated herein by reference to Exhibit 99 to the UPC's Current Report on Form 8-K dated March 8, 2001.

10(g) UP Shares Stock Option Plan of UPC, effective April 30, 1998, is incorporated herein by reference to
                           Exhibit 4.3 to UPC's Registration Statement on Form S-8 (No. 333-57958).

10(h) The Executive Incentive Plan of UPC, as amended May 31, 2001, is incorporated herein by reference to
                           Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10(i) The Executive Stock Purchase Incentive Plan of UPC, as amended November 16, 2000, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

10(j) Written Description of Premium Exchange Program Pursuant to 1993 Stock Option and Retention Stock Plan of UPC is incorporated herein by reference to
                           Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(k) The Supplemental Pension Plan for Officers and Managers of UPC and Affiliates, as amended and restated, is incorporated herein by reference to
                           Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

10(l) The 1988 Stock Option and Restricted Stock Plan of UPC, as amended November 16, 2000, is incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

10(m) The 1993 Stock Option and Retention Stock Plan of UPC, as amended January 25, 2001, is incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

10(n) UPC 2000 Directors Stock Plan is incorporated herein by reference to Exhibit 99 to UPC's Current Report on Form 8-K filed March 9, 2000.

10(o) UPC Key Employee Continuity Plan dated November 16, 2000, is incorporated herein by reference to Exhibit 10(o) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

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

10(r) The UPC Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, as amended May 27, 2001, is incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

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

10(u) Form of 2001 Long Term Plan Stock Unit and Cash Award Agreement dated January 25, 2001, is incorporated herein by reference to Exhibit 10(u) to the Corporation's Annual Report of Form 10-K for the year ended December 31, 2000.