Form 10-Q
period 2002-03-31
UNION PACIFIC CORP
filed 2002-05-14
CIK 100885

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

YES      X       NO
      -------         -----

    As of April 30, 2002, there were 251,852,020 shares of the Registrant's Common Stock outstanding.

                            UNION PACIFIC CORPORATION
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                  PAGE NUMBER
                                                                                                                  -----------
  Item 1: Consolidated Financial Statements:

          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
             For the Three Months Ended March  31, 2002 and 2001............................................            3

          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
             At March 31, 2002 (Unaudited) and December 31, 2001............................................            4

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             For the Three Months Ended March 31, 2002 and 2001.............................................            5

          CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
               (Unaudited)
             For the Three Months Ended March 31, 2002......................................................            6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)............................................         7-12

  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.............        13-21

  Item 3: Quantitative and Qualitative Disclosures About Market Risk........................................           21

                                            PART II. OTHER INFORMATION

  Item 1: Legal Proceedings.................................................................................        22-23

  Item 4: Submission of Matters to a Vote of Security Holders...............................................           23

  Item 6: Exhibits and Reports on Form 8-K..................................................................           23

  Signature.................................................................................................           24

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies



                                   Millions, Except Share and Per Share Amounts,
                                   For the Three Months Ended March 31,                         2002        2001
                                   ---------------------------------------------            --------    --------
 OPERATING REVENUES                Rail, trucking and other............................     $ 2,967     $ 2,943
                                                                                            -------     -------

 OPERATING EXPENSES                Salaries, wages and employee benefits...............       1,105       1,085
                                   Equipment and other rents...........................         341         329
                                   Depreciation........................................         299         292
                                   Fuel and utilities..................................         240         352
                                   Materials and supplies..............................         133         139
                                   Casualty costs......................................          96          98
                                   Other costs.........................................         254         209
                                                                                            -------     -------
                                   Total...............................................       2,468       2,504
                                                                                            -------     -------
 INCOME                            Operating income....................................         499         439
                                   Other income .......................................          21          30
                                   Interest expense....................................        (163)       (181)
                                                                                            -------     -------
                                   Income before income taxes..........................         357         288
                                   Income taxes........................................        (135)       (107)
                                                                                            -------     -------
                                   Net income..........................................     $   222     $   181
                                                                                            -------     -------
 SHARE AND PER SHARE               Basic - earnings per share..........................     $  0.89     $  0.73
                                   Diluted - earnings per share........................     $  0.86     $  0.72
                                                                                            -------     -------
                                   Weighted average number of shares (Basic)...........       251.0       246.9
                                   Weighted average number of shares (Diluted).........       276.2       271.0
                                                                                            -------     -------
                                   Dividends ..........................................     $  0.20     $  0.20
                                                                                            -------     -------
                                   Ratio of earnings to fixed charges..................         3.0         2.4
                                                                                            -------     -------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Corporation and Subsidiary Companies


                                                                               (Unaudited)
                                                                                  Mar. 31,        Dec. 31,
                        Millions of Dollars                                           2002            2001
                        -------------------                                    -----------        --------
ASSETS
Current Assets          Cash and temporary investments.................          $    110         $    113
                        Accounts receivable, net.......................               676              604
                        Inventories....................................               259              265
                        Current deferred income taxes..................               400              400
                        Other current assets...........................               201              160
                                                                                 --------         --------
                        Total..........................................             1,646            1,542
                                                                                 --------         --------
Investments             Investments in and advances to affiliated
                           companies...................................               744              708
                        Other investments..............................                57               78
                                                                                 --------         --------
                        Total..........................................               801              786
                                                                                 --------         --------
Properties              Cost...........................................            36,686           36,436
                        Accumulated depreciation.......................            (7,831)          (7,644)
                                                                                 --------         --------
                        Net............................................            28,855           28,792
                                                                                 --------         --------
Other                   Other assets...................................               578              431
                                                                                 --------         --------
                        Total assets...................................          $ 31,880         $ 31,551
                                                                                 --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities     Accounts payable...............................          $    535         $    567
                        Accrued wages and vacation.....................               409              394
                        Accrued casualty costs.........................               401              398
                        Income and other taxes.........................               266              286
                        Dividends and interest.........................               232              255
                        Debt due within one year.......................               203              194
                        Other current liabilities......................               516              598
                                                                                 --------         --------
                        Total..........................................             2,562            2,692
Other Liabilities and   Debt due after one year........................             8,006            7,886
Shareholders' Equity    Deferred income taxes..........................             7,990            7,882
                        Accrued casualty costs.........................               739              750
                        Retiree benefits obligation....................               812              812
                        Other long-term liabilities....................               435              454
                        Company-obligated mandatorily redeemable
                             convertible preferred securities..........             1,500            1,500
                        Commitments and contingencies
                        Common shareholders' equity....................             9,836            9,575
                                                                                 --------         --------
                        Total liabilities and shareholders' equity.....          $ 31,880         $ 31,551
                                                                                 --------         --------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Union Pacific Corporation and Subsidiary Companies

                                Millions of Dollars,
                                For the Three Months Ended March 31,                            2002          2001
                                ------------------------------------                        --------     ---------
OPERATING ACTIVITIES            Net income...........................................       $    222     $     181
                                Non-cash charges to income:
                                   Depreciation......................................            299           292
                                   Deferred income taxes.............................             90            77
                                   Other, net........................................            (20)          (97)
                                Changes in current assets and liabilities, net.......           (246)         (237)
                                                                                            --------     ---------
                                Cash provided by operating activities................            345           216
                                                                                            --------     ---------
INVESTING ACTIVITIES            Capital investments..................................           (359)         (361)
                                Other investing activities, net......................           (126)         (144)
                                                                                            --------     ---------
                                Cash used in investing activities....................           (485)         (505)
                                                                                            --------     ---------
FINANCING ACTIVITIES            Dividends paid.......................................            (50)          (49)
                                Debt repaid..........................................           (301)         (214)
                                Financings, net......................................            488           520
                                                                                            --------     ---------
                                Cash provided by financing activities................            137           257
                                                                                            --------     ---------
                                Net change in cash and temporary investments.........             (3)          (32)
                                Cash and temporary investments at beginning of
                                   period............................................            113           105
                                                                                            --------     ---------
                                Cash and temporary investments at end of period .....       $    110     $      73
                                                                                            --------     ---------
CHANGES IN CURRENT              Accounts receivable, net.............................       $    (72)    $     (34)
ASSETS AND LIABILITIES, NET     Inventories..........................................              6            20
                                Other current assets.................................            (41)          (15)
                                Accounts, wages and vacation payable.................            (17)         (137)
                                Other current liabilities............................           (122)          (71)
                                                                                            --------     ---------
                                Total................................................       $   (246)    $    (237)
                                                                                            --------     ---------
                                Supplemental Cash Flow Information:
                                   Cash paid during the period for:
                                       Interest......................................       $    189     $     197
                                       Income taxes, net.............................             47            --
                                                                                            --------     ---------


The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY (UNAUDITED) Union Pacific Corporation and Subsidiary Companies

                                                                                               Accumulated Other
                                                                                          Comprehensive Income (Loss)
                                                                           --------------------------------------------------------
                                                                               Minimum      Foreign
 Millions of Dollars,                    [a]    Paid-                 [b]      Pension     Currency
 For the Three Months Ended           Common      in-  Retained  Treasury    Liability  Translation   Derivative
 March 31, 2002                       Shares  Surplus  Earnings     Stock  Adjustments  Adjustments  Adjustments   Total      Total
-----------------------------------   ------  -------  --------  --------  -----------  -----------  -----------   -----  ---------

 Balance at December 31, 2001......   $  689  $ 3,980  $  6,466  $ (1,549) $        (7) $         3  $       (7)  $ (11)  $   9,575
                                      ------  -------  --------  --------  -----------  -----------  -----------  ------  ---------
 Net income........................       --       --       222        --           --           --           --      --        222
Other comprehensive income,
   net of tax......................       --       --        --        --           --            3           26      29         29
                                                                                                                          ---------
 Comprehensive income..............                                                                                             251
 Conversion, exercises of
   stock options, forfeitures
   and other.......................       --      (31)       --        91           --           --           --      --         60
 Dividends declared ($0.20 per
   share)..........................       --      --        (50)       --           --           --           --      --        (50)
                                      ------  -------  --------  --------  -----------  -----------  -----------  ------  ---------
 Balance at March 31, 2002.........   $  689  $ 3,949  $  6,638  $ (1,458) $        (7) $         6  $        19  $   18  $   9,836
                                      ------  -------  --------  --------  -----------  -----------  -----------  ------  ---------

[a] Common stock $2.50 par value; 500,000,000 shares authorized; 275,499,087 shares issued at beginning of period; 275,566,662 shares issued at end of period.

[b]      23,742,374 treasury shares at end of period, at cost.


The accompanying notes are an integral part of these Consolidated Financial Statements.

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Statement of Consolidated Financial Position at December 31, 2001 is derived from audited financial statements. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2001, of Union Pacific Corporation (the Corporation or UPC). The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002. Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation.

2. SEGMENTATION - Union Pacific Corporation consists of two reportable segments, rail and trucking, and UPC's other product lines (Other). The rail segment includes the operations of the Corporation's indirect wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR's subsidiaries and rail affiliates (collectively, the Railroad). The trucking segment includes Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo), both operating as separate and distinct subsidiaries of Overnite Corporation (Overnite), an indirect wholly owned subsidiary of UPC. The Corporation's other operations are comprised of the corporate holding company (which largely supports the Railroad), Fenix LLC and affiliated technology companies and self-insurance activities, in addition to all appropriate consolidating entries.

      The following table details reportable financial information for UPC's segments and other operations for the three months ended March 31, 2002 and 2001:


Millions of Dollars                                                               2002              2001
-------------------                                                            -------           -------

Operating revenues [a]:

     Rail.............................................................         $ 2,649           $ 2,655
     Trucking.........................................................             305               280
     Other............................................................              13                 8
                                                                               -------           -------
     Consolidated.....................................................         $ 2,967           $ 2,943
                                                                               -------           -------
Operating income (loss):
     Rail.............................................................         $   508           $   449
     Trucking.........................................................              10                 9
     Other............................................................             (19)              (19)
                                                                               -------           -------
     Consolidated.....................................................         $   499           $   439
                                                                               -------           -------
Assets:
     Rail.............................................................         $30,752           $30,076
     Trucking.........................................................             756               666
     Other............................................................             372               408
                                                                               -------           -------
     Consolidated.....................................................         $31,880           $31,150
                                                                               -------           -------

--------

[a] The Corporation has no significant intercompany sales activities.


3. FINANCIAL INSTRUMENTS

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

     The Corporation may also use swaptions to secure near-term swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment.

MARKET AND CREDIT RISK - The Corporation addresses market risk related to derivative financial instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At March 31, 2002, the Corporation has not been required to provide collateral, nor has UPC received collateral relating to its hedging activity.

DETERMINATION OF FAIR VALUE - The fair values of the Corporation's derivative financial instrument positions at March 31, 2002 and December 31, 2001, detailed below, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

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

     Swaps allow the Corporation to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt's fair value attributable to the changes in the benchmark interest rate (LIBOR). The swaps have been accounted for using the short-cut method as allowed by Financial Accounting Standard (FAS) 133; and therefore, no ineffectiveness has been recorded within the Corporation's Consolidated Financial Statements. In January 2002, the Corporation entered into an interest rate swap on $250 million of debt with a maturity date of December 2006.

FUEL STRATEGY - Fuel costs are a significant portion of the Corporation's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Corporation's transportation subsidiaries use swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes. In addition, the Corporation at times may use swaptions to secure near-term swap prices.

     The following is a summary of the Corporation's derivative financial instruments at March 31, 2002 and December 31, 2001:

Millions,                                                                Mar. 31,      Dec. 31,
Except Percentages and Average Commodity Prices                              2002          2001
-----------------------------------------------                        ----------    ----------
Interest rate hedging:
     Amount of debt hedged .........................................   $      848    $      598
     Percentage of total debt portfolio ............................           10%            7%
Rail fuel hedging/swaptions:
     Number of gallons hedged for 2001[a] ..........................           --           407
     Average price of 2001 hedges (per gallon)[b] ..................   $       --    $     0.66
     Number of gallons hedged for the remainder of 2002[c] .........          425           567
     Average price of 2002 hedges outstanding (per gallon)[b] ......   $     0.57    $     0.56
     Number of gallons hedged for 2003[c] ..........................           63            63
     Average price of 2003 hedges outstanding (per gallon)[b] ......   $     0.56    $     0.56
Trucking fuel hedging:
     Number of gallons hedged for 2001 .............................           --            --
     Average price of 2001 hedges outstanding (per gallon)[b] ......           --            --
     Number of gallons hedged for the remainder of 2002 ............            9             9
     Average price of 2002 hedges outstanding (per gallon)[b] ......   $     0.58    $     0.58
     Number of gallons hedged for 2003 .............................            3             3
     Average price of 2003 hedges outstanding (per gallon)[b] ......   $     0.58    $     0.58
                                                                       ----------    ----------

[a] Rail fuel hedges expired December 31, 2001. Rail fuel hedges included the swap portion of a swaption with a base term expiring December 31, 2001, and they excluded the option portion of the swaption to extend the swap through December 31, 2002.

[b]  Excluding taxes, transportation costs and regional pricing spreads.

[c] Rail fuel hedges expire December 31, 2002. Rail fuel hedges include the swap portions of the swaptions with base terms expiring December 31, 2002, and they exclude the option portions of the swaptions to extend the swaps through December 31, 2003.

     The fair value asset and liability positions of the Corporation's outstanding derivative financial instruments at March 31, 2002 and December 31, 2001 were as follows:

                                                                                   Mar. 31,      Dec. 31,
Millions of Dollars                                                                    2002          2001
-------------------                                                              ----------    ----------
Interest rate hedging:
     Gross fair value asset position ........................................... $       13    $       13
     Gross fair value (liability) position .....................................         (4)           --

Rail fuel hedging:
     Gross fair value asset position ...........................................         32            --
     Gross fair value (liability) position .....................................         (2)          (11)
Rail fuel swaptions:
     Gross fair value asset position ...........................................          2            --
     Gross fair value (liability) position .....................................        (13)          (24)
Trucking fuel hedging:
     Gross fair value asset position ...........................................          1            --
     Gross fair value (liability) position ....................................          --            --
                                                                                 ----------    ----------
Total fair value asset (liability) position, net ............................... $       29    $      (22)
                                                                                 ----------    ----------

     Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed. Rail fuel swaption positions will be reflected in the Consolidated Statements of Income as fuel expense over the life of the swap and as other income as the fair value of the outstanding option fluctuates.

     The Corporation's use of derivative financial instruments had the following impact on pre-tax income for the three months ended March 31, 2002 and 2001:

                                                                                             Three Months
                                                                                          Ended March 31,
Millions of Dollars                                                                    2002          2001
                                                                                 ----------    ----------
Decrease (increase) in interest expense from interest rate hedging..............   $      5    $       --
Decrease (increase) in fuel expense from rail fuel hedging......................         (6)            2
Decrease (increase) in fuel expense from rail fuel swaptions....................         10            --
Decrease (increase) in fuel expense from trucking fuel hedging..................         --            --
                                                                                 ----------    ----------
Decrease (increase) in operating expenses.......................................          9             2
Increase (decrease) in other income, net from rail fuel swaptions...............          3            --
                                                                                 ----------    ----------
Increase (decrease) in pre-tax income...........................................   $     12    $        2
                                                                                 ----------    ----------

     At March 31, 2002 , there was no ineffectiveness recorded within fuel expense for hedging.

SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At March 31, 2002 and December 31, 2001, accounts receivable are presented net of approximately $600 million receivables sold. During May, the sale of receivables program was renewed for one year without any significant term changes.

4. DEBT

CREDIT FACILITIES - On March 31, 2002, the Corporation had $1.825 billion in revolving credit facilities, of which $825 million expires in March 2003, with the remaining $1.0 billion expiring in 2005. The credit facilities, which were entered into during March 2002 and March 2000, respectively, are designated for general corporate purposes. None of the credit facilities were used as of March 31, 2002. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers.

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

SHELF REGISTRATION STATEMENT AND SIGNIFICANT NEW BORROWINGS - Under the current shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. During January 2002, under the shelf registration, the Corporation issued $300 million of 6-1/8% fixed rate debt with a maturity of January 15, 2012. The proceeds from the issuance were used for repayment of debt and other general corporate purposes. At March 31, 2002, the Corporation had $400 million remaining for issuance under the shelf registration.

     In April 2002, the Corporation called its $150 million, 8-5/8% debentures due May 15, 2022 for redemption in May 2002. The Corporation issued $350 million of 6-1/2% fixed rate debt with a maturity of April 15, 2012, in order to fund the redemption. The Corporation used the remaining proceeds to repay other debt and for other general corporate purposes. The Corporation intends to issue the remaining $50 million of debt under the shelf registration statement on May 17, 2002. The debt will be issued as 5-3/4% fixed rate debt with a maturity of October 15, 2007. The Corporation intends to file a new shelf registration statement in the second quarter of 2002.

5. EARNINGS PER SHARE - The following table provides a reconciliation between basic and diluted earnings per share for the three months ended March 31, 2002 and 2001:

                                                                               Three Months
                                                                            Ended March 31,
Millions, Except Per Share Amounts                                        2002         2001
----------------------------------                                  ----------   ----------
Income statement data:

    Net income available to common shareholders - basic .........   $      222   $      181
    Dilutive effect of interest associated with the CPS .........           15           15
                                                                    ----------   ----------
    Net income available to common shareholders - diluted .......   $      237   $      196
                                                                    ----------   ----------
Weighted average number of shares outstanding:
    Basic .......................................................        251.0        246.9
    Dilutive effect of common stock equivalents .................         25.2         24.1
                                                                    ----------   ----------
    Diluted .....................................................        276.2        271.0

Earnings per share
    Basic .......................................................   $     0.89   $     0.73
    Diluted .....................................................   $     0.86   $     0.72
                                                                    ----------   ----------

6. OTHER INCOME - Other income included the following for the three months ended March 31, 2002 and 2001:

                                                                      Three Months
                                                                   Ended March 31,
     Millions of Dollars                                        2002          2001
     -------------------                                  ----------    ----------

     Net gain on non-operating asset dispositions .....   $        8    $       17
     Rental income ....................................           12            17
     Interest income ..................................            2             2
     Other, net .......................................           (1)           (6)
                                                          ----------    ----------
    Total ............................................    $       21    $       30
                                                          ----------    ----------

7. RATIO OF EARNINGS TO FIXED CHARGES - The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges.

8. COMMITMENTS AND CONTINGENCIES

CLAIMS AND LITIGATION - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries, in addition to unasserted claims. It is not possible at this time for the Corporation to determine fully the effect of all such claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Corporation has recorded a liability. The Corporation does not expect that any known lawsuits or claims, including unasserted claims, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     Western Resources (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. During the period covered by this report, Western's motion for leave to amend the complaint was denied by the magistrate on grounds that the motion was not timely. Western has requested the judge to reconsider this ruling by the magistrate, and the railroads will object to this motion. Additionally, by motion of the court, the trial date for this action, originally set for May of 2002, has been rescheduled to August 6, 2002. The railroads are vigorously defending this lawsuit, and UPRR and BNSF have filed two motions seeking dismissal of the termination and restitution claims, both of which are still pending. The railroads believe they have substantial defenses in the cases and intend to continue to defend it aggressively.

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

   As of March 31, 2002, the Corporation has a liability of $166 million accrued for future environmental costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Corporation believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. The Corporation expects to pay out the majority of the March 31, 2002, environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations or financial condition of the Corporation.

PURCHASE OBLIGATIONS AND GUARANTEES - The Corporation and its subsidiaries periodically enter into financial and other commitments in connection with their businesses. At March 31, 2002, the Corporation had unconditional purchase obligations of $418 million for the purchase of locomotives as part of the Corporation's multi-year capital asset acquisition plan. In addition, the Corporation was contingently liable for $336 million in guarantees and $41 million in letters of credit at March 31, 2002. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. The Corporation is not aware of any existing event of default which would require it to satisfy these guarantees.

OTHER MATTERS - The Corporation and its subsidiaries periodically enter into financial and other commitments in connection with their businesses. It is not possible at this time for the Corporation to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Corporation has recorded a liability. The Corporation does not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

9. ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board (FASB) issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 eliminates the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 became effective for the Corporation on January 1, 2002. The adoption of FAS 142 did not have a significant impact on the Corporation's Consolidated Financial Statements. In accordance with FAS 142, the Railroad eliminated annual goodwill amortization of $2 million. At March 31, 2002, the Railroad had $50 million of goodwill remaining.

     In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations". FAS 143 requires the Corporation to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Corporation's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Corporation's Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                              RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2001

Union Pacific Corporation (UPC or the Corporation) consists of two reportable segments, rail and trucking, and UPC's other product lines (Other). The rail segment includes the operations of the Corporation's indirect wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR's subsidiaries and rail affiliates (collectively, the Railroad). The trucking segment includes Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo), both operating as separate and distinct subsidiaries of Overnite Corporation (Overnite), an indirect wholly owned subsidiary of UPC. The Corporation's other product lines are comprised of the corporate holding company (which largely supports the Railroad), Fenix LLC and affiliated technology companies (Fenix), and self-insurance activities, in addition to all appropriate consolidating entries (see note 2 to the Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses Union Pacific Corporation's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may vary under different assumptions or conditions.

     Management believes the following accounting policies are among the most critical in the preparation of the Consolidated Financial Statements, in that they depend upon the application of judgements and the extensive use of estimates.

Revenue recognition - The Corporation recognizes transportation revenues on a percentage-of-completion basis as freight moves from origin to destination. Other revenue is recognized as service is performed or contractual obligations are met.

Environmental costs - When environmental issues have been identified with respect to the property owned, leased or otherwise used in the conduct of the Corporation's business, the Corporation and its consultants perform environmental assessments on such property. The Corporation expenses the cost for the assessments as incurred. The Corporation accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

Personal injury - The cost of injuries to employees and others on Railroad property or in accidents involving the trucking segment is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year.

CONSOLIDATED

NET INCOME - The Corporation reported a first quarter record net income of $222 million ($0.89 per basic share and $0.86 per diluted share) in the first quarter of 2002 compared to $181 million ($0.73 per basic share and $0.72 per diluted share) in the first quarter of 2001. The increase in net income was the result of lower fuel prices, productivity gains and cost control, which offset the effects of wage and benefit inflation. Productivity is measured as total output during the quarter. Total output is measured by both gross ton miles per inflation-adjusted expense dollar and gross ton miles per employee. Cost control is defined as focused actions to reduce discretionary spending and to minimize failure costs.

OPERATING REVENUES - Operating revenues increased $24 million (1%) to a first quarter record of $3.0 billion. This increase reflects a 9% revenue growth in the trucking segment due to the acquisition of Motor Cargo in November 2001. Excluding Motor Cargo in the current period, operating revenues were down $8 million. The Corporation recognizes transportation revenues on a percentage-of-completion basis as freight moves from origin to destination. Other revenue is recognized as service is performed or contractual obligations are met.

OPERATING EXPENSES - Operating expenses decreased $36 million (1%) to $2.5 billion in 2002. Excluding Motor Cargo in the current period, operating expenses decreased $67 million (3%) compared to 2001, reflecting lower fuel prices, a 3% reduction in employment levels and cost control efforts. These decreases were partially offset by wage and benefit inflation, higher locomotive lease expense and higher other costs due to decreased spending in 2001 at the Railroad.

     Salaries, wages and employee benefits increased $20 million (2%) compared to 2001. Excluding Motor Cargo in the current period, expenses increased $3 million as wage and benefit inflation and volume costs exceeded savings from lower employment levels and improved productivity. Equipment and other rents expense increased $12 million (4%). Excluding Motor Cargo in the current period, equipment and other rents expense increased $8 million (2%) as a result of additional locomotive lease expense and higher contract transportation costs at OTC. Depreciation expense increased $7 million (2%). Excluding Motor Cargo in the current period, depreciation increased $5 million (2%) as a result of the Railroad's capital spending in recent years which increased the total value of the Corporation's assets subject to depreciation. Fuel and utilities costs were down $112 million (32%) compared to 2001. Excluding Motor Cargo in the current period, costs were down $114 million (32%) due to lower fuel prices and a lower fuel consumption rate, partially offset by increased volume related expense due to higher gross ton miles at the Railroad. Materials and supplies expense decreased $6 million (4%). Excluding Motor Cargo in the current period, expenses decreased $7 million (5%) primarily due to reduced locomotive repairs and cost control actions. Casualty costs decreased $2 million (2%) over 2001. Excluding Motor Cargo in the current period, costs decreased $3 million (3%) primarily due to lower costs for damaged freight cars. Other costs increased $45 million (22%). Excluding Motor Cargo in the current period, other costs increased $41 million (20%) due to decreased spending in the first quarter of 2001 and higher state and local taxes.

OPERATING INCOME - Operating income increased $60 million (14%) to a first quarter record of $499 million in 2002. Excluding Motor Cargo in the current period, 2002 operating income increased $59 million (13%) as lower fuel prices and productivity more than offset inflation, higher other costs, and slight increases in lease expense and depreciation.

NON-OPERATING ITEMS - Interest expense decreased $18 million (10%) compared to 2001 primarily due to lower interest rates and a lower average debt level in 2002. In the three months ended March 31, 2002, the Corporation's average debt level decreased to $9,713 million in 2002 from $10,047 million for the same period in 2001. The Corporation's weighted-average interest rate was 6.7% during the first quarter of 2002 as compared to 7.2% in 2001. Other income decreased $9 million (30%) in 2002 compared to 2001 due primarily to lower real estate sales. Income tax expense increased $28 million (26%) in 2002 over 2001, which is primarily the result of higher pre-tax income levels in 2002.

OTHER KEY MEASURES - Operating income as a percentage of operating revenues increased to 16.8% in the first quarter of 2002 from 14.9% in the first quarter of 2001. The Corporation's operating ratio was 83.2% in 2002 compared to 85.1% in 2001.

RAIL SEGMENT

NET INCOME - Rail operations reported record net income in the first quarter of 2002 of $243 million, compared to net income of $209 million in 2001, an increase of $34 million (16%). The increase in earnings resulted primarily from lower fuel prices and lower interest expense combined with productivity gains and cost control efforts. These improvements were partially offset by inflation, lower real estate sales and higher other costs due primarily to decreased spending in the first quarter of 2001.

OPERATING REVENUES - Operating revenues of $2.6 billion is comprised of Commodity Revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of railroad owned or controlled equipment. Rail operating revenues decreased $6 million compared to 2001 to $2.6 billion. Revenue carloads were essentially flat with increases in the energy and automotive commodity groups offset by decreases in the other four commodity groups of agricultural, chemicals, industrial products and intermodal. The decrease in other revenue was the result of lower accessorial and subsidiary revenues.

     The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

Commodity Revenue                                              Three Months Ended March 31,             %
Millions of Dollars                                                    2002           2001         Change
-------------------                                            ------------   ------------   ------------

Agricultural ...............................................   $        369   $        370             --
Automotive .................................................            283            276              2
Chemicals ..................................................            385            390             (1)
Energy .....................................................            582            593             (2)
Industrial Products ........................................            474            472             --
Intermodal .................................................            455            450              1
                                                               ------------   ------------   ------------
Total ......................................................   $      2,548   $      2,551             --
                                                               ------------   ------------   ------------





Revenue Carloads                                               Three Months Ended March 31,             %
Thousands                                                              2002           2001         Change
----------------                                               ------------   ------------   ------------

Agricultural ...............................................            219            219             --
Automotive .................................................            193            185              4
Chemicals ..................................................            217            219             (1)
Energy .....................................................            545            537              2
Industrial Products ........................................            323            336             (4)
Intermodal .................................................            681            683             --
                                                               ------------   ------------   ------------
Total ......................................................          2,178          2,179             --
                                                               ------------   ------------   ------------




Average Revenue                                                Three Months  Ended March 31,              %
Per Car                                                                2002             2001         Change
---------------                                                ------------  ---------------   ------------
 Agricultural ..............................................   $      1,688  $         1,688             --
 Automotive ................................................          1,462            1,486             (2)
 Chemicals .................................................          1,771            1,778             --
 Energy ....................................................          1,068            1,106             (3)
 Industrial Products .......................................          1,469            1,405              5
 Intermodal ................................................            668              659              1
                                                               ------------  ---------------   ------------
 Total .....................................................   $      1,170  $         1,171             --
                                                               ------------  ---------------   ------------


Agricultural - Revenue, carloads and average revenue per car were consistent with 2001. Domestic wheat shipments declined substantially, due to weak demand and fewer exports of flour and sacked wheat for the U.S. Government Food for Peace program. Offsetting the decline were gains from increased demand for livestock feed and meals and oils combined with increased shipments of frozen food products.

Automotive - Revenue increased 2%, as a 4% increase in carloads was partially offset by a 2% decrease in average revenue per car. Finished vehicle shipments increased 9%, primarily due to market share gains. Materials shipments declined 5% due to reduced production in Mexico. Average revenue per car declined due to a combination of competitive pressures and changes in the equipment mix.

Chemicals - Revenue declined 1%, due to a 1% decrease in carloads. Volume declines were primarily the result of the soft economy as weak demand for industrial production reduced liquid and dry chemical shipments. Fertilizer shipments declined due to timing and full warehouse inventories, as many shipments moved in the fourth quarter of 2001. This decline was partially offset by an increase in revenue for domestic soda ash and petroleum products.

Energy - Revenue decreased 2%, as a 2% increase in carloads was more than offset by a 3% decline in average revenue per car. First quarter records were set for total coal carloads and total tons hauled. Coal trains loaded per day in the Southern Powder River Basin in Wyoming also set a record as the highest quarter ever. These increases were driven by efficient train performance and favorable weather conditions compared to 2001. However, the mild winter weather reduced demand late in the quarter. Average revenue per car declined primarily due to the impact of contract price negotiations on expiring long term contracts with certain major customers.

Industrial Products - Revenue was flat, as a 4% decline in carloads was offset by a 5% increase in average revenue per car. The volume decline was mainly the result of the soft economy, which had a negative effect on many economically sensitive commodities including steel and paper products. Steel producers were adversely impacted by high levels of low-cost imported steel which forced plant shutdowns and bankruptcies. Ferrous scrap and metallic minerals shipments were also negatively impacted by the weak steel market. Offsetting these declines were volume increases in construction-related commodities, led by cement and stone, as strong building and road construction activity continued in the South and Southwestern regions of the country. Lumber volumes increased due to strong housing construction and demand for lumber production. Average revenue per car increased due to price increases and a greater mix of longer average length of haul business, mainly lumber.

Intermodal - Revenue increased 1% and was a first quarter record due to a 1% increase in average revenue per car. Volume declined in the domestic business segments as the result of soft economic demand. In addition, the voluntary action of reducing low-margin trailer business in favor of higher-margin containers contributed to the decline. Offsetting the domestic decline was an increase in international shipments, due to higher import demand and increased market share. The increase in average revenue per car was due to a greater mix of longer average length of haul business and price increases.

OPERATING EXPENSES - Operating expenses decreased $65 million (3%) to $2.1 billion in 2002. Lower fuel prices and savings from lower force levels and productivity improvements more than offset inflation, higher other costs due to decreased spending in 2001 and increased lease and depreciation expense.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits decreased $3 million in 2002 to $891 million. A 3% reduction in employee force levels and improvements in worker productivity more than offset wage and employee benefits inflation. Volume related costs also increased due to 3% growth in gross ton miles.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense UPRR pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses increased $6 million (2%) compared to 2001 due primarily to higher expenses for locomotive leases and office and miscellaneous rentals partially offset by the decrease in car cycle times (the average number of accumulated days that loaded and empty cars from other railroads spend on the Railroad's system during a month) and lower volume-related cost. The higher locomotive lease expense is due to the Railroad's increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the year. The decrease in car cycle times is partially attributable to improved train speed and reduced online inventories. The decrease in volume costs was attributable to a decline in carloads in business segments such as industrial products and chemicals that utilize a high percentage of rented freight cars.

Depreciation - The majority of depreciation relates to road property, with the balance for locomotives, freight cars, and computer equipment and other. Depreciation expense increased $3 million (1%) over 2001, resulting from capital spending in recent years. Capital spending totaled $352 million in the first quarter 2002 compared to $355 million in 2001. Capital spending for the year totaled $1.7 billion in 2001 and in 2000 and $1.8 billion in 1999.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone, and gasoline and other fuels. Expenses decreased $109 million (33%). The decrease was driven by both lower fuel prices and a lower fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 61 cents per gallon in 2002 compared to 92 cents per gallon in 2001, including taxes, transportation costs and regional pricing spreads of 9 cents and 17 cents in 2002 and 2001, respectively. Lower fuel prices in 2002 resulted in a $99 million reduction in fuel expense. The lower consumption rate decreased fuel expense by $11 million but was partially offset by a 3% increase in gross ton miles which increased fuel expense by $10 million. The Railroad hedged approximately 44% of its fuel consumption for the first quarter, which decreased fuel costs by $4 million. As of March 31, 2002, expected fuel consumption for the remainder of 2002 is 43% hedged at 57 cents per gallon (excluding taxes, transportation costs and regional pricing spreads) and is 5% hedged at 56 cents per gallon (excluding taxes, transportation costs and regional pricing spreads) for 2003. Utilities, gasoline, and propane expenses decreased $9 million primarily due to lower rates and fuel prices.

Materials and Supplies - Materials used for the maintenance of the railroad's lines, structures, and equipment is the principle component of materials and supplies expense. Office, small tools, and other supplies, and the costs of freight services purchased to ship company materials are also included. Expenses decreased $5 million, primarily reflecting locomotive overhaul reductions. Locomotive overhauls decreased due to acquisition of new, more-reliable locomotives during the past year and the sale of older units, which required higher maintenance.

Casualty Costs - The largest component of casualty costs is expenses associated with personal injury. Freight and property damage; and bad debt, insurance, and environmental matters are also included in casualty costs. Costs decreased $1 million (1%) compared to 2001, as lower costs for damaged freight cars were partially offset by slightly higher costs for bad debt and personal injury.

Other Costs - Other costs includes the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses partially offset by credits for overhead expenses charged to capital projects. Expenses increased $44 million (24%) compared to 2001 primarily due to decreased spending for contract services and other work in the first quarter of 2001 and higher state and local taxes in 2002. Contract services and other work was delayed in the first quarter of 2001 in an effort to offset the effects of the slowing economy which, at the time, was expected to quickly recover in the later half of the year.

OPERATING INCOME - Operating income increased $59 million (13%) to a first quarter record of $508 million. The operating ratio for 2002 was a first quarter record of 80.8%, compared to 83.1% in 2001.

NON-OPERATING ITEMS - Non-operating expense increased $2 million (2%) compared to 2001. Net other income decreased $10 million (34%) due to lower real estate sales of $8 million in the first quarter of 2002 compared to $17 million in the same period of 2001. Interest expense decreased $8 million (5%) primarily as a result of lower average debt levels and lower weighted-average interest rates in 2002. Income taxes increased $23 million (19%) in 2002 compared to 2001, which was primarily the result of higher pre-tax income in 2002.

TRUCKING SEGMENT

OPERATING REVENUES - In 2002, trucking revenues rose $25 million (9%) to $305 million. The acquisition of Motor Cargo accounted for $32 million of incremental revenue. Excluding Motor Cargo in the current period, revenues declined $7 million (3%) due to a 2% decline in volume and lower fuel surcharge revenue as a result of lower fuel prices in 2002.

OPERATING EXPENSES - Trucking operating expenses rose $24 million (9%) to $295 million in 2002. The acquisition of Motor Cargo accounted for $31 million of incremental expense. Excluding Motor Cargo in the current period, expenses decreased $7 million (3%) as lower other costs and fuel prices were only partially offset by wage and benefit inflation.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $21 million (12%). Excluding Motor Cargo in the current period, expenses increased $4 million (3%) due to wage and benefit inflation partially offset by a 2% decrease in employee force levels and productivity improvements.

Equipment and Other Rents - Equipment and other rents increased $4 million (18%). Excluding Motor Cargo in the current period, expenses increased $1 million (5%) due to increased use of linehaul contract transportation during the quarter, partially offset by decreased local purchased transportation costs.

Depreciation - Depreciation expense increased $3 million (25%). Excluding Motor Cargo in the current period, expenses increased $1 million (8%) due to a higher depreciable asset base resulting from lower salvage value for surplus revenue equipment due to a depressed resale market.

Fuel and Utilities - Fuel and utilities costs decreased $3 million (17%). Excluding Motor Cargo in the current period, expenses decreased $5 million (28%), as a result of lower fuel prices during the quarter (63 cents per gallon average in 2002 compared to 90 cents per gallon average in 2001, including transportation costs and regional pricing spreads, and excluding taxes), combined with an 8% decrease in gallons consumed. Overnite did not hedge any fuel volume for the first quarter of 2002. As of March 31, 2002, Overnite had hedged approximately 19% of its expected fuel consumption for the remainder of 2002 at an average of 58 cents per gallon, excluding taxes, transportation costs and regional pricing spreads and had hedged approximately 5% of its expected fuel consumption for 2003 at an average of 58 cents per gallon excluding taxes, transportation costs and regional pricing spreads.

Materials and Supplies - Materials and supplies expense decreased $1 million (8%). Excluding Motor Cargo in the current period, expenses decreased $2 million (16%) due to lower maintenance and operating supplies expense as a result of lower volumes, fleet maintenance productivity and cost control measures.

Casualty Costs - Casualty costs increased $1 million (9%). Excluding Motor Cargo in the current period, expenses were flat due to a reduction in bad debt expense, offset by higher insurance and cargo loss and damage expenses.

Other Costs - Other costs decreased $1 million (4%). Excluding Motor Cargo in the current period, expenses decreased $5 million (21%) due to lower expenses related to decreased security (related to Teamsters' matters), employee travel expenses, legal expense and cost control measures.

OPERATING INCOME - Trucking operations generated operating income of $10 million in 2002, compared to $9 million for 2001. Excluding Motor Cargo in the current period, operating income was essentially flat. The operating ratio decreased 0.3 points to 96.6%, compared to 96.9% in 2001. Motor Cargo had no impact on the operating ratio in 2002.

OTHER PRODUCT LINES

OTHER - Operating losses were flat in 2002 compared to 2001. Operating revenues increased $5 million year over year but were offset by a $5 million increase in operating expenses. Interest expense decreased $10 million in the first quarter due to lower interest rates and a lower average debt level compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

Cash from operations was $345 million in the first quarter of 2002 compared to $216 million in 2001. The increase is the result of higher net income and deferred taxes, as well as better working capital performance and payments for the workforce reduction plan in 2001.

     Cash used in investing activities was $485 million in the first quarter of 2002 compared to a use of $505 million in 2001. The decreased use of cash is due to the receipt of $34 million related to a warranty refund from a vendor in 2002 as well as the acquisition of fewer locomotives in the first quarter of 2002. This was partially offset by lower real estate sale proceeds in 2002.

     Cash provided by financing activities was $137 million in the first quarter of 2002 compared to $257 million in 2001. The decrease in cash provided is due to lower net borrowings ($428 million in 2002 compared to $502 million in 2001) and higher debt repayments ($301 million in 2002 compared to $214 million in 2001), offset by higher proceeds from the exercise of stock options ($60 million in 2002 compared to $18 million in 2001).

     Including the Convertible Preferred Stock as an equity instrument, the ratio of debt to total capital employed was 42.0% at March 31, 2002 compared to 42.2% at December 31, 2001.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As described in the notes to the Consolidated Financial Statements, as referenced in the tables below, the Corporation has contractual obligations and commercial commitments that may affect the financial condition of the Corporation. However, based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Corporation, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Corporation's financial condition or results of operations. In addition, the commercial obligations, financings and commitments made by the Corporation are customary transactions which are similar to those of other comparable industrial corporations, particularly within the transportation industry.

     The following tables identify material obligations and commitments as of March 31, 2002:



Contractual Obligations                                                 Payments Due by Period
Millions of Dollars                                  ---------------------------------------------------------
-----------------------                                          Less Than                               After
                                                         Total      1 Year   2-3 Years   4-5 Years     5 Years
                                                     ---------   ---------   ---------   ---------   ---------

Debt[a] ..........................................   $   6,801   $      93   $   1,426   $   1,075   $   4,207
Operating leases .................................       3,282         403         683         558       1,638
Capital lease obligations [b] ....................       2,336         217         409         358       1,352
Unconditional purchase obligations [c] ...........         418          26         392          --          --
                                                     ---------   ---------   ---------   ---------   ---------
Total contractual obligations ....................   $  12,837   $     739   $   2,910   $   1,991   $   7,197
                                                     ---------   ---------   ---------   ---------   ---------


[a]      Excludes capital lease obligations of $1,408 million.

[b]      Represents total obligations, including interest component.

[c] Unconditional purchase obligations represent multi-year contractual commitments to purchase assets at fixed prices and fixed volumes. These commitments are made in order to take advantage of pricing opportunities and to insure availability of assets to meet quality and operational requirements. Excluded are contracts made in the normal course of business for performance of routine services, as well as commitments where contract provisions allow for cancellation.




Other Commercial Commitments                                 Amount of Commitment Expiration
Millions of Dollars                                                     Per Period
----------------------------                            ------------------------------------------------

                                                Total         Less
                                              Amounts         Than                                After
                                            Committed       1 Year    2-3 Years   4-5 Years     5 Years
                                            ---------   ----------   ----------   ---------    --------

Credit facilities ......................    $   1,825   $      825   $    1,000   $      --    $     --
Convertible preferred securities .......        1,500           --           --          --       1,500
Sale of receivables ....................          600          600           --          --          --
Guarantees[a] ..........................          350           12           25          13         300
Standby letters of credit ..............           41           41           --          --          --
                                            ---------   ----------   ----------   ---------    --------
Total commercial commitments ...........    $   4,316   $    1,478   $    1,025   $      13    $  1,800
                                            ---------   ----------   ----------   ---------    --------

[a]    Includes guaranteed obligations of affiliated operations.

FINANCING ACTIVITIES

CREDIT FACILITIES - On March 31, 2002, the Corporation had $1.825 billion in revolving credit facilities, of which $825 million expires in March 2003, with the remaining $1.0 billion expiring in 2005. The credit facilities, which were entered into during March 2002 and March 2000, respectively, are designated for general corporate purposes. None of the credit facilities were used as of March 31, 2002. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers.

SHELF REGISTRATION STATEMENT AND SIGNIFICANT NEW BORROWINGS - Under the current shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. During January 2002, under the shelf registration, the Corporation issued $300 million of 6-1/8% fixed rate debt with a maturity of January 15, 2012. The proceeds from the issuance were used for repayment of debt and other general corporate purposes. At March 31, 2002, the Corporation had $400 million remaining for issuance under the shelf registration.

     In April 2002, the Corporation called its $150 million, 8-5/8% debentures due May 15, 2022 for redemption in May 2002. The Corporation issued $350 million of 6-1/2% fixed rate debt with a maturity of April 15, 2012, in order to fund the redemption. The Corporation used the remaining proceeds to repay other debt and for other general corporate purposes. The Corporation intends to issue the remaining $50 million of debt under the shelf registration statement on May 17, 2002. The debt will be issued as 5-3/4% fixed rate debt with a maturity of October 15, 2007. The Corporation intends to file a new shelf registration statement in the second quarter of 2002.

OTHER MATTERS

COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, contingent liabilities and guarantees is set forth in note 8 to the Consolidated Financial Statements, which is incorporated herein by reference.

MOTOR CARGO ACQUISITION - On October 15, 2001, the Corporation announced that it had entered into an Agreement and Plan of Merger, dated October 15, 2001 (the Agreement), with Motor Cargo Industries, Inc., a Utah corporation, and Motor Merger Co., a Utah corporation and wholly owned subsidiary of UPC, pursuant to which the Corporation agreed to offer to exchange for each share of Motor Cargo common stock, no par value (Motor Cargo Stock), at the election of the holder, either 0.26 of a share of common stock, par value $2.50 per share, of the Corporation or $12.10 in cash. On October 31, 2001, the Corporation announced the commencement of its offer to acquire the shares of Motor Cargo Stock, which was completed on November 29, 2001. As of the closing of the offer, the Corporation acquired 99.7% of the outstanding shares of Motor Cargo. The merger between Motor Cargo and Motor Merger Co. was completed on February 14, 2002 pursuant to which the remaining shares of Motor Cargo were converted into a right to receive $12.10 per share. Under the purchase method of accounting, the purchase price was approximately $85 million. Motor Cargo is a western regional less than truckload (LTL) carrier providing comprehensive service throughout 10 western states.

ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board (FASB) issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 eliminates the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 became effective for the Corporation on January 1, 2002. The adoption of FAS 142 did not have a significant impact on the Corporation's Consolidated Financial Statements. In accordance with FAS 142, the Railroad eliminated annual goodwill amortization of $2 million. At March 31, 2002, the Railroad had $50 million of goodwill remaining.

     In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations". FAS 143 requires the Corporation to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Corporation's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Corporation's Consolidated Financial Statements.

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

     Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, whether the Corporation and its subsidiaries are fully successful in implementing their financial and operational initiatives; industry competition, conditions, performance and consolidation; legislative and/or regulatory developments, including possible enactment of initiatives to re-regulate the rail business; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions, both within the United States and globally; any adverse economic or operational repercussions from terrorist activities and any government response thereto; changes in fuel prices; changes in labor costs; labor stoppages; and the outcome of claims and litigation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Disclosure concerning market risk-sensitive instruments is set forth in note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Report and is incorporated herein by reference.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LABOR MATTERS

As previously reported in the Annual Report on Form 10-K for 2001 filed by the Corporation, the General Counsel of the National Labor Relations Board (NLRB) is seeking a bargaining order remedy in 11 cases involving OTC where a Teamsters local union lost a representation election. A bargaining order remedy would require OTC to recognize and bargain with the union as if the union had won instead of lost the election and would be warranted only if the following findings are made: (1) the petitioning Teamsters' local had obtained valid authorization cards from a majority of the employees in an appropriate unit; (2) OTC committed serious unfair labor practices; and (3) those unfair labor practices would preclude the holding of a fair election despite the application of less drastic remedies. In these 11 cases, an administrative law judge and the NLRB ruled that the bargaining order remedy is warranted. OTC appealed the NLRB's ruling to the United States Court of Appeals for the Fourth Circuit. By a two-one decision, the Fourth Circuit initially enforced the first four bargaining orders. Last year, the full Fourth Circuit agreed to rehear that case. On February 11, 2002, the full Fourth Circuit issued its ruling in favor of OTC on the bargaining order remedy in the first four cases and remanded the cases to the NLRB for new representation elections. The time period for seeking review of the decision in the United States Supreme Court will expire in June of 2002. Appeal of the seven cases has been held in abeyance pending this decision and now will be heard by the Fourth Circuit if the NLRB does not withdraw the bargaining orders on its own. OTC believes that Supreme Court review of the first four cases is unlikely and that there is no substantial basis to distinguish the seven remaining cases from the four recently decided by the Fourth Circuit. In a twelfth case, the administrative law judge found that a bargaining order remedy was not warranted.

ENVIRONMENTAL MATTERS

As previously reported in the Annual Report on Form 10-K for 2001 filed by the Corporation, the State of Illinois filed a complaint against the Railroad with the Illinois Pollution Board on May 14, 2001 seeking penalties for an alleged violation of state air pollution laws arising out of a release of styrene from a tank car near Cora, Illinois, which occurred on August 29, 1997. The car contained styrene monomer, a hazardous substance, stabilized by an inhibitor by the origin shipper. The car was delayed in transit for a number of different reasons including rerouting and reconsignment by the shipper. The Railroad was not notified that such delays could jeopardize the shipment. Eventually the effect of the inhibitor wore off and the styrene went into a reactive state resulting in pressure and venting near Cora, Illinois. A sparsely-populated area was evacuated for a few hours. The situation was controlled and remediated promptly. Styrene has since been put on the Railroad's list of time sensitive shipments for special monitoring. The State of Illinois seeks to assess a penalty in excess of $100,000. The Railroad believes the penalty should be significantly less than $100,000 and is vigorously defending the case. The hearing on this matter has been rescheduled from its original March 22, 2002 date and should take place during the second or third quarter of 2002.

     On April 26, 2002, UPRR received written notice of a proposed $250,000 penalty from the Illinois Environmental Protection Agency relating to a collision between trains from Conrail and the Railroad. The collision occurred near Momence, Illinois on March 23, 1999 when an eastbound Conrail train failed to stop at a signal and struck a UPRR train which was properly occupying a crossing. The collision resulted in a release of diesel fuel from the fuel tanks of a Union Pacific locomotive, which was promptly reported and remediated. The Railroad will vigorously oppose this proposed penalty.

     The District Attorneys of Merced, Madera, Stanislaus, San Joaquin and Sacramento counties in the state of California have threatened to file criminal charges against the Railroad in connection with the release of calcium oxide
(lime) which leaked from an unidentified railcar between Chowchilla and Sacramento, California on December 27, 2001. They contend that criminal violations occurred by virtue of the alleged failure by the Railroad to timely report the release of a hazardous material, its alleged disposal of hazardous waste and the alleged release of material into the waters of the State of California. The Company disputes both the factual and legal bases for these claims and intends to vigorously defend any action that might be filed.

OTHER MATTERS

As previously reported in the Annual Report on Form 10-K for 2001 filed by the Corporation, Western Resources (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. During the period covered by this report, Western's motion for leave to amend the complaint was denied by the magistrate on grounds that the motion was not timely. Western has requested the judge to reconsider this ruling by the magistrate, and the railroads will object to this motion. Additionally, by motion of the court, the trial date for this action, originally set for May of 2002, has been rescheduled to August 6, 2002. The railroads are vigorously defending this lawsuit, and UPRR and BNSF have filed two motions seeking dismissal of the termination and restitution claims, both of which are still pending. The railroads believe they have substantial defenses in the cases and intend to continue to defend it aggressively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of shareholders of the Corporation was held on April 19, 2002.

     (b) At the Annual Meeting, the Corporation's shareholders voted for the election of Philip F. Anschutz (216,980,919 shares in favor; 6,102,409 shares withheld), Richard K. Davidson (218,841,950 shares in favor; 4,241,378 shares withheld), Thomas J. Donohue (219,240,663 shares in favor; 3,842,665 shares withheld), A. W. Dunham (219,316,687 shares in favor; 3,766,641 shares withheld), Spencer F. Eccles (219,191,892 shares in favor; 3,891,436 shares withheld), Ivor J. Evans (219,054,370 shares in favor; 4,028,958 shares withheld), Elbridge T. Gerry, Jr. (219,239,891 shares in favor; 3,843,437 shares withheld), Judith Richards Hope (217,695,765 shares in favor; 5,387,563 shares withheld), Richard J. Mahoney (219,291,408 shares in favor; 3,791,920 shares withheld), Steven R. Rogel (219,284,769 shares in favor; 3,798,559 shares withheld), and E. Zedillo (219,010,288 shares in favor; 4,073,040 shares withheld), as directors of the Corporation. In addition, the Corporation's shareholders voted to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Corporation (218,417,154 shares in favor; 3,460,872 shares against, 1,205,301 shares withheld) and voted not to approve a shareholder proposal regarding Chairman of the Board (54,453,309 shares in favor; 137,785,402 shares against, 2,883,214 shares withheld and 27,961,403 shares not voted by brokers).


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          12  Computation of ratio of earnings to fixed charges.

     (b)  REPORTS ON FORM 8-K

          On January 24, 2002, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the fourth quarter of 2001.

          On April 25, 2002, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the first quarter of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002

                                          UNION PACIFIC CORPORATION
                                          (Registrant)

                                          By  /s/ Richard J. Putz
                                             ----------------------------------
                                             Richard J. Putz
                                             Vice President and Controller
                                             (Chief Accounting Officer and
                                              Duly Authorized Officer)

                            UNION PACIFIC CORPORATION
                                  EXHIBIT INDEX

 Exhibit No.        Description of Exhibits Filed with this Statement
 -----------        ----------------------------------------------------
     12             Computation of ratio of earnings to fixed charges for the
                    Three Months Ended March 31, 2002.