Form 10-Q
period 2002-06-30
UNION PACIFIC CORP
filed 2002-08-08
CIK 100885

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

     As of July 31, 2002, there were 252,770,119 shares of the Registrant's Common Stock outstanding.

                            UNION PACIFIC CORPORATION
                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                PAGE NUMBER
                                                                                -----------

Item 1:  Consolidated Financial Statements:

         CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
           For the Three Months Ended June 30, 2002 and 2001 ..................      3

         CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
           For the Six Months Ended June 30, 2002 and 2001 ....................      4

         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
           At June 30, 2002 (Unaudited) and December 31, 2001 .................      5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
           For the Six Months Ended June 30, 2002 and 2001 ....................      6

         CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
         (Unaudited)
           For the Six Months Ended June 30, 2002 .............................      7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) ...............   8-14

Item 2:  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..............................................  15-25

Item 3:  Quantitative and Qualitative Disclosures About Market Risk ...........     26

                               PART II. OTHER INFORMATION

Item 1:  Legal Proceedings ....................................................  26-27

Item 6:  Exhibits and Reports on Form 8-K .....................................     27

Signatures ....................................................................     28

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Union Pacific Corporation and Subsidiary Companies


----------------------------------------------------------------------------------------------------------------------------
                                        Millions, Except Per Share Amounts,
                                        For the Three Months Ended June 30,                         2002               2001
----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                      Rail, trucking and other                              $    3,154         $    2,998
                                                                                              ----------         ----------
OPERATING EXPENSES                      Salaries, wages and employee benefits                      1,119              1,063
                                        Equipment and other rents                                    339                331
                                        Depreciation                                                 300                293
                                        Fuel and utilities                                           285                338
                                        Materials and supplies                                       138                145
                                        Casualty costs                                               108                 87
                                        Purchased services and other costs                           263                247
                                                                                              ----------         ----------
                                        Total                                                      2,552              2,504
                                                                                              ----------         ----------
INCOME                                  Operating income                                             602                494
                                        Other income                                                  35                 75
                                        Interest expense                                            (159)              (178)
                                                                                              ----------         ----------
                                        Income before income taxes                                   478                391
                                        Income taxes                                                (174)              (148)
                                                                                              ----------         ----------
                                        Net income                                            $      304         $      243
                                                                                              ----------         ----------
 SHARE AND PER SHARE                    Basic - earnings per share.                           $     1.21         $     0.98
                                        Diluted - earnings per share                          $     1.15         $     0.95
                                                                                              ----------         ----------
                                        Weighted average number of shares (Basic)                  251.8              247.7
                                        Weighted average number of shares (Diluted)                276.3              271.9
                                                                                              ----------         ----------
                                        Dividends                                             $     0.20         $     0.20
                                                                                              ----------         ----------

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

-----------------------------------------------------------------------------------------------------------
                           Millions, Except Per Share Amounts,
                           For the Six Months Ended June 30,                         2002             2001
-----------------------------------------------------------------------------------------------------------
OPERATING REVENUES         Rail, trucking and other ............................ $  6,121         $  5,941
                                                                                 --------         --------
OPERATING EXPENSES         Salaries, wages and employee benefits ...............    2,224            2,148
                           Equipment and other rents ...........................      680              660
                           Depreciation ........................................      599              585
                           Fuel and utilities ..................................      525              690
                           Materials and supplies ..............................      271              284
                           Casualty costs ......................................      204              185
                           Purchased services and other costs ..................      517              456
                                                                                 --------         --------
                           Total ...............................................    5,020            5,008
                                                                                 --------         --------
 INCOME                    Operating income ....................................    1,101              933
                           Other income ........................................       56              105
                           Interest expense ....................................     (322)            (359)
                                                                                 --------         --------
                           Income before income taxes ..........................      835              679
                           Income taxes ........................................     (309)            (255)
                                                                                 --------         --------
                           Net income .......................................... $    526         $    424
                                                                                 --------         --------
 SHARE AND PER SHARE       Basic - earnings per share .......................... $   2.09         $   1.71
                           Diluted - earnings per share ........................ $   2.01         $   1.67
                                                                                 --------         --------
                           Weighted average number of shares (Basic) ...........    251.4            247.3
                           Weighted average number of shares (Diluted) .........    276.1            271.4
                                                                                 --------         --------
                           Dividends ........................................... $   0.40         $   0.40
                                                                                 --------         --------


The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Corporation and Subsidiary Companies


------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
                                                                                 June 30,          Dec. 31,
                        Millions of Dollars                                          2002              2001
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets          Cash and temporary investments ........................  $    381         $     113
                        Accounts receivable, net ..............................       695               604
                        Inventories ...........................................       250               265
                        Current deferred income taxes .........................       406               400
                        Other current assets ..................................       195               160
                                                                                 --------         ---------
                        Total..................................................     1,927             1,542
                                                                                 --------         ---------
Investments             Investments in and advances to affiliated
                         companies ............................................       743               708
                        Other investments .....................................        57                78
                                                                                 --------         ---------
                        Total .................................................       800               786
                                                                                 --------         ---------
Properties              Cost ..................................................    37,155            36,436
                        Accumulated depreciation ..............................    (7,983)           (7,644)
                                                                                 --------         ---------
                        Net ...................................................    29,172            28,792
                                                                                 --------         ---------
Other                   Other assets ..........................................       424               431
                                                                                 --------         ---------
                        Total assets ..........................................  $ 32,323         $  31,551
                                                                                 --------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities     Accounts payable ......................................  $    603         $     567
                        Accrued wages and vacation ............................       437               394
                        Accrued casualty costs ................................       410               398
                        Income and other taxes ................................       272               286
                        Dividends and interest ................................       244               255
                        Debt due within one year ..............................       290               194
                        Other current liabilities .............................       545               598
                                                                                 --------         ---------
                        Total .................................................     2,801             2,692
Other Liabilities and   Debt due after one year ...............................     7,888             7,886
Shareholders' Equity    Deferred income taxes .................................     8,103             7,882
                        Accrued casualty costs ................................       709               750
                        Retiree benefits obligation ...........................       830               812
                        Other long-term liabilities ...........................       405               454
                        Company-obligated mandatorily redeemable
                         convertible preferred securities .....................     1,500             1,500
                        Commitments and contingencies
                        Common shareholders' equity ...........................    10,087             9,575
                                                                                 --------         ---------
                        Total liabilities and shareholders' equity ............  $ 32,323         $  31,551
                                                                                 --------         ---------


The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Union Pacific Corporation and Subsidiary Companies


-----------------------------------------------------------------------------------------------------------------------------
                                    Millions of Dollars,
                                    For the Six Months Ended June 30,                                  2002             2001
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES                Net income                                                     $    526         $    424
                                    Non-cash charges to income:
                                       Depreciation                                                     599              585
                                       Deferred income taxes                                            213              203
                                       Other, net                                                      (130)            (149)
                                    Changes in current assets and liabilities, net                     (104)            (220)
                                                                                                   --------         --------
                                    Cash provided by operating activities                             1,104              843
                                                                                                   --------         --------
INVESTING ACTIVITIES                Capital investments                                                (972)            (792)
                                    Other investing activities, net                                      56             (111)
                                                                                                   --------         --------
                                    Cash used in investing activities                                  (916)            (903)
                                                                                                   --------         --------
FINANCING ACTIVITIES                Dividends paid                                                     (100)             (99)
                                    Debt repaid                                                        (697)            (439)
                                    Financings, net                                                     877              623
                                                                                                   --------         --------
                                    Cash provided by financing activities                                80               85
                                                                                                   --------         --------
                                    Net change in cash and temporary investments                        268               25
                                    Cash and temporary investments at beginning of period               113              105
                                                                                                   --------         --------
                                    Cash and temporary investments at end of period                $    381         $    130
                                                                                                   --------         --------
CHANGES IN CURRENT                  Accounts receivable, net                                       $    (91)        $    (43)
ASSETS AND LIABILITIES, NET         Inventories                                                          15               51
                                    Other current assets                                                (41)             (31)
                                    Accounts, wages and vacation payable                                 79              (67)
                                    Other current liabilities                                           (66)            (130)
                                                                                                   --------         --------
                                    Total                                                          $   (104)        $   (220)
                                                                                                   --------         --------
                                    Supplemental Cash Flow Information:
                                       Cash paid during the period for:
                                         Interest                                                  $    340          $   371
                                         Income taxes, net                                               96                1

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY (UNAUDITED) Union Pacific Corporation and Subsidiary Companies


--------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated Other
                                                                                            Comprehensive Income (Loss)
                                                                               -------------------------------------------------
                                                                                   Minimum       Pension
Millions of Dollars,                [a]      Paid-                       [b]       Pension      Currency
For the Six  Months Ended        Common        in-     Retained     Treasury     Liability   Translation   Derivative
June 30, 2002                    Shares    Surplus     Earnings        Stock   Adjustments   Adjustments   Adjustments    Total
-------------------------      --------  ---------   ----------   ----------   -----------   -----------   -----------    ------
Balance at December 31, 2001   $   689   $   3,980   $    6,466   $   (1,549)   $       (7)   $        3      $     (7)   $ (11)
                               -------   ---------   ----------   ----------    ----------    ----------      --------    -----

Net income ..................       --          --          526           --           --            --

Other comprehensive
  income, net of tax ........       --          --           --           --           --            (5)            20       15
Comprehensive income ........
Conversion, exercises of
  stock options, forfeitures
  and other .................       --         (71)          --          142            --            --            --       --

Dividends declared ($0.40 per
  share) ....................       --          --         (100)          --            --            --            --       --
                               -------   ---------   ----------   ----------    ----------    ----------      --------    -----
Balance at June 30, 2002 ....  $   689   $   3,909   $    6,892   $   (1,407)   $       (7)   $       (2)     $     13    $   4
                               -------   ---------   ----------   ----------    ----------    ----------      --------    -----





------------------------------------------
Millions of Dollars,
For the Six  Months Ended
June 30, 2002                        Total
-------------------------      -----------
Balance at December 31, 2001    $    9,575
                                ----------
Net income ..................          526
Other comprehensive
  income, net of tax ........           15
                                ----------
Comprehensive income ........          541
Conversion, exercises of
  stock options, forfeitures
  and other .................           71
Dividends declared ($0.40 per
  share) ....................         (100)
                                ----------
Balance at June 30, 2002 ....   $   10,087
                                ----------

--------------------------------------------------------------------------------

[a] Common stock $2.50 par value; 500,000,000 shares authorized; 275,499,087 shares issued at beginning of period: 275,565,937 shares issued at end of period.

[b] 22,905,598 treasury shares at end of period, at cost.

The accompanying notes are an integral part of these Consolidated Financial Statements.

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Statement of Consolidated Financial Position at December 31, 2001 is derived from audited financial statements. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Annual Report on Form 10-K for Union Pacific Corporation (the Corporation or UPC) for the year ended December 31, 2001. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002. Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation.

2. SEGMENTATION - Union Pacific Corporation consists of two reportable segments, rail and trucking, and UPC's other product lines (Other). The rail segment includes the operations of the Corporation's indirect wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR's subsidiaries and rail affiliates (collectively, the Railroad). The trucking segment includes Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo) as of November 30, 2001, both operating as separate and distinct subsidiaries of Overnite Corporation (Overnite), an indirect wholly owned subsidiary of UPC. The Corporation's other operations are comprised of the corporate holding company (which largely supports the Railroad), Fenix LLC and affiliated technology companies and self-insurance activities, in addition to all appropriate consolidating entries.

    The following table details reportable financial information for UPC's segments and other operations for the three months and six months ended June 30, 2002 and 2001:


-------------------------------------------------------------------------------------------------------
                                             Three Months Ended                        Six Months Ended
                                 ----------------------------------------------------------------------
Millions of Dollars                June 30,            June 30,            June 30,            June 30,
                                       2002                2001                2002                2001
-------------------              ----------          ----------          ----------          ----------
Operating revenues[a]:
     Rail ..............         $    2,808          $    2,700          $    5,457          $    5,355
     Trucking ..........                332                 290                 637                 570
     Other .............                 14                   8                  27                  16
                                 ----------          ----------          ----------          ----------
     Consolidated ......         $    3,154          $    2,998          $    6,121          $    5,941
                                 ----------          ----------          ----------          ----------
Operating income (loss):
     Rail ..............         $      598          $      491          $    1,106          $      940
     Trucking ..........                 19                  16                  29                  25
     Other .............                (15)                (13)                (34)                (32)
                                 ----------          ----------          ----------          ----------
     Consolidated ......         $      602          $      494          $    1,101          $      933
                                 ----------          ----------          ----------          ----------
Assets:
     Rail ..............         $   31,064          $   30,239          $   31,064          $   30,239
     Trucking ..........                750                 654                 750                 654
     Other .............                509                 490                 509                 490
                                 ----------          ----------          ----------          ----------
     Consolidated ......         $   32,323          $   31,383          $   32,323          $   31,383
                                 ----------          ----------          ----------          ----------

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

MARKET AND CREDIT RISK - The Corporation addresses market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At June 30, 2002, the Corporation has not been required to provide collateral, nor has UPC received collateral relating to its hedging activities.

DETERMINATION OF FAIR VALUE - The fair values of the Corporation's derivative financial instrument positions at June 30, 2002 and December 31, 2001, detailed below, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

INTEREST RATE STRATEGY - The Corporation manages its overall exposure to fluctuations in interest rates by adjusting the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of each as debt matures or as incremental borrowings are required. Derivatives are used as one of the tools to obtain the targeted mix. In addition, the Corporation also obtains flexibility in managing interest costs and the interest rate mix within its debt portfolio by evaluating the issuance of and managing outstanding callable fixed-rate debt securities.

    Swaps allow the Corporation to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt's fair value attributable to the changes in the benchmark interest rate (LIBOR). The swaps have been accounted for using the short-cut method as allowed by Financial Accounting Standard (FAS) 133; therefore no ineffectiveness has been recorded within the Corporation's Consolidated Financial Statements. In January 2002, the Corporation entered into an interest rate swap on $250 million of debt with a maturity date of December 2006. In May 2002, the Corporation entered into an interest rate swap on $150 million of debt with a maturity date of February 2023.

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

    The following is a summary of the Corporation's derivative financial instruments at June 30, 2002 and December 31, 2001:


-------------------------------------------------------------------------------------------------
Millions,                                                               June 30,        Dec. 31,
Except Percentages and Average Commodity Prices                             2002            2001
-------------------------------------------------------------------------------------------------
Interest rate hedging:
     Amount of debt hedged ......................................         $  998          $  598
     Percentage of total debt portfolio .........................             12%              7%

Rail fuel hedging/swaptions:

     Number of gallons hedged for 2001[a] .......................             --             407
     Average price of 2001 hedges (per gallon)[b] ...............         $   --          $ 0.66
     Number of gallons hedged for the remainder of 2002[c] ......            271             567
     Average price of 2002 hedges outstanding (per gallon)[b] ...         $ 0.57          $ 0.56
     Number of gallons hedged for 2003 [d] ......................             63              63
     Average price of 2003 hedges outstanding (per gallon)[b] ...         $ 0.56          $ 0.56

Trucking fuel hedging:

     Number of gallons hedged for 2001 ..........................             --              --
     Average price of 2001 hedges outstanding (per gallon)[b] ...             --              --
     Number of gallons hedged for the remainder of 2002 .........              6               9
     Average price of 2002 hedges outstanding (per gallon)[b] ...         $ 0.58          $ 0.58
     Number of gallons hedged for 2003 ..........................              3               3
     Average price of 2003 hedges outstanding (per gallon)[b] ...         $ 0.58          $ 0.58

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

    The fair value asset and liability positions of the Corporation's outstanding derivative financial instruments at June 30, 2002 and December 31, 2001 were as follows:


--------------------------------------------------------------------------------------
                                                              June 30,        Dec. 31,
Millions of Dollars                                               2002            2001
--------------------------------------------------------------------------------------
Interest rate hedging:

     Gross fair value asset position ..................         $   26          $   13
     Gross fair value (liability) position ............             --              --

Rail fuel hedging:

     Gross fair value asset position ..................             17              --
     Gross fair value (liability) position ............             (1)            (11)

Rail fuel swaptions:

     Gross fair value asset position ..................             --              --
     Gross fair value (liability) position ............             (2)            (24)

Trucking fuel hedging:

     Gross fair value asset position ..................              1              --
     Gross fair value (liability) position ............             --              --
                                                                ------          ------
Total fair value asset (liability) position, net ......         $   41          $  (22)
                                                                ------          ------

    Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed. Rail fuel swaption positions will be reflected in the Consolidated Statements of Income as fuel expense over the life of the swap and as other income as the fair value of the outstanding option fluctuates.

    The Corporation's use of derivative financial instruments had the following impact on pre-tax income for the three months and six months ended June 30, 2002 and 2001:


------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months                    Six Months
                                                                            Ended June 30,                Ended June 30,
                                                                     ---------------------           -------------------
Millions of Dollars                                                    2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------
Decrease in interest expense from interest rate hedging ....         $    7         $   --         $   12         $   --
Decrease in fuel expense from rail fuel hedging ............              6              2             --              4
Decrease in fuel expense from rail fuel swaptions ..........              3             --             13             --
Decrease in fuel expense from trucking fuel hedging ........             --             --             --             --
                                                                     ------         ------         ------         ------
Decrease in operating expenses .............................             16              2             25              4
Increase in other income, net from rail fuel swaptions .....             --             --              3             --
                                                                     ------         ------         ------         ------
Increase in pre-tax income .................................         $   16         $    2         $   28         $    4
                                                                     ------         ------         ------         ------

    Through June 30, 2002, the Corporation had recorded less than $1 million for fuel hedging ineffectiveness.

    The Corporation's interest rate swaps have been accounted for using the short-cut method as allowed by FAS 133; therefore, no ineffectiveness has been recorded within the Corporation's Consolidated Financial Statements.

SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At June 30, 2002 and December 31, 2001, accounts receivable are presented net of approximately $600 million receivables sold. In May 2002, the sale of receivables program was renewed for one year without any significant term changes.

4. DEBT

CREDIT FACILITIES - On June 30, 2002, the Corporation had $1.875 billion in revolving credit facilities available, of which $875 million expires in March 2003, with the remaining $1.0 billion expiring in 2005. The credit facility for $875 million includes $825 million that was entered into during March 2002 and $50 million entered into during June 2002. The $1.0 billion credit facility was entered into during March 2000. The credit facilities are designated for general corporate purposes and none of the credit facilities were used as of June 30, 2002. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers.

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

SHELF REGISTRATION STATEMENT AND SIGNIFICANT NEW BORROWINGS - During January 2002, under an existing shelf registration statement, the Corporation issued $300 million of 6-1/8% fixed rate debt with a maturity of January 15, 2012. The proceeds from the issuance were used for repayment of debt and other general corporate purposes. In April 2002, the Corporation called its $150 million, 8-5/8% debentures due May 15, 2022 for redemption in May 2002. The Corporation issued $350 million of 6-1/2% fixed rate debt with a maturity of April 15, 2012, in order to fund the redemption. The Corporation used the remaining proceeds to repay other debt and for other general corporate purposes. On May 17, 2002, the Corporation issued the remaining $50 million of debt under the existing shelf registration statement. The debt carries a fixed rate of 5-3/4% with a maturity of October 15, 2007. The proceeds from the issuance were used for repayment of debt and other general corporate purposes.

    The Corporation filed a new $1.0 billion shelf registration statement, which became effective in July 2002. Under the new shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings.

    During June 2002, UPRR entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $126 million and is included in the Consolidated Statements of Financial Position as debt.

5. EARNINGS PER SHARE - The following table provides a reconciliation between basic and diluted earnings per share for the three months and six months ended June 30, 2002 and 2001:


-----------------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months                  Six Months
                                                                                  Ended June 30,              Ended June 30,
                                                                                  --------------              --------------
Millions, Except Per Share Amounts                                            2002          2001          2002          2001
-----------------------------------------------------------------------------------------------------------------------------
Income statement data:
     Net income available to common shareholders - basic         $    304         $    243         $    526         $    424
     Dilutive effect of interest associated with the CPS               15               15               30               30
                                                                 --------         --------         --------         --------
Net income available to common shareholders - diluted ..         $    319         $    258         $    556         $    454
                                                                 --------         --------         --------         --------
Weighted average number of shares outstanding:
     Basic .............................................            251.8            247.7            251.4            247.3
     Dilutive effect of common stock equivalents .......             24.5             24.2             24.7             24.1
                                                                 --------         --------         --------         --------
     Diluted ...........................................            276.3            271.9            276.1            271.4
                                                                 --------         --------         --------         --------
Earnings per share:
     Basic .............................................         $   1.21         $   0.98         $   2.09         $   1.71
     Diluted ...........................................         $   1.15         $   0.95         $   2.01         $   1.67
                                                                 --------         --------         --------         --------


6. OTHER INCOME - Other income included the following for the three months and six months ended June 30, 2002 and 2001:


-----------------------------------------------------------------------------------------------------------------
                                                                     Three Months                      Six Months
                                                                   Ended June 30,                  Ended June 30,
                                                                   --------------                  --------------
Millions of Dollars                                          2002            2001            2002            2001
-----------------------------------------------------------------------------------------------------------------
Net gain on non-operating asset dispositions .....         $   33          $   64          $   41          $   81
Rental income ....................................             14              19              26              36
Interest income ..................................              4               3               6               5
Other, net .......................................            (16)            (11)            (17)            (17)
                                                           ------          ------          ------          ------
Total ............................................         $   35          $   75          $   56          $  105
                                                           ------          ------          ------          ------

7. COMMITMENTS AND CONTINGENCIES

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

    Western Resources (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. During the period covered by this report, the judge affirmed the magistrate's earlier decision to reject Western's motion for leave to amend the complaint to include claims for negligent and innocent misrepresentation and rescission on grounds that the motion was not timely. Two motions filed by the railroads to remove the restitution and termination claims were denied on June 19, 2002 and June 26, 2002. The trial date for this action has been rescheduled from August 6, 2002 to August 19, 2002 to allow for the disposition of several procedural motions. The railroads believe they have substantial defenses in the case and continue to defend it aggressively.

ENVIRONMENTAL - The Corporation generates and transports hazardous and nonhazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Corporation has identified approximately 370 active sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 52 sites that are the subject of actions taken by the U.S. government, 28 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Corporation's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

    When environmental issues have been identified with respect to the property owned, leased or otherwise used in the conduct of the Corporation's business, the Corporation and its external consultants perform environmental assessments on such property. The Corporation expenses the cost of the assessments as incurred. The Corporation accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

    As of June 30, 2002, the Corporation has a liability of $170 million accrued for future environmental costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Corporation believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. The Corporation expects to pay out the majority of the June 30, 2002, environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations, financial condition or liquidity of the Corporation.

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

    At June 30, 2002, the Corporation had unconditional purchase obligations of $392 million for the purchase of locomotives as part of the Corporation's multi-year capital asset acquisition plan. In addition, the Corporation was contingently liable for $355 million in guarantees and $53 million in letters of credit at June 30, 2002. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. The Corporation is not aware of any existing event of default, which would require it to satisfy these guarantees.

8. ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 requires the Corporation to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Corporation's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Corporation's Consolidated Financial Statements.

    In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). FAS 145 concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. FAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management believes that FAS 145 will not have a significant impact on the Corporation's Consolidated Financial Statements.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the impact this standard may have on the Corporation's Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                              RESULTS OF OPERATIONS

              THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO
                    THREE AND SIX MONTHS ENDED JUNE 30, 2001

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

    Management believes the following accounting policies are among the most critical in the preparation of the Consolidated Financial Statements in that they depend upon the application of judgement and the extensive use of estimates.

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

CONSOLIDATED

NET INCOME - The Corporation reported net income of $304 million ($1.21 per basic share and $1.15 per diluted share) in the second quarter of 2002, compared to $243 million ($0.98 per basic share and $0.95 per diluted share) in the second quarter of 2001. Year-to-date net income totaled $526 million ($2.09 per basic share and $2.01 per diluted share) compared to $424 million ($1.71 per basic share and $1.67 per diluted share) for the same period in 2001. The increase in net income for both periods was the result of revenue growth, lower fuel prices, productivity gains and lower interest expense, which offset the effects of wage and benefit inflation and lower other income. Productivity is measured as total output during the quarter.

Total output is measured by both gross ton miles per inflation-adjusted expense dollar and gross ton miles per employee. Cost control is defined as focused actions to reduce discretionary spending and failure cost minimization.

OPERATING REVENUES - Operating revenues increased $156 million (5%) in the second quarter to $3.2 billion. Year-to-date revenues increased $180 million (3%) to $6.1 billion. Revenue growth in both periods is the result of increased commodity revenue led by gains in Intermodal and Automotive carloads. This increase also reflects 14% revenue growth in the trucking segment in the second quarter and 12% revenue growth year-to-date due to the acquisition of Motor Cargo in November 2001. Excluding Motor Cargo in the current year, operating revenues were up $121 million (4%) for the second quarter and were up $113 million (2%) year-to-date.

OPERATING EXPENSES - Operating expenses increased $48 million (2%) to $2.6 billion in the second quarter of 2002 and increased $12 million for the year-to-date period. Excluding Motor Cargo in the current year, operating expenses increased $16 million (1%) in the second quarter and decreased $51 million (1%) year-to-date, compared to 2001. The increase in expenses in the second quarter is due to wage and benefit inflation and higher volume costs related to a 5% increase in second quarter carloads at the Railroad, partially offset by lower fuel prices, a 3% reduction in employment levels, and cost control efforts. For the year-to-date period, lower fuel prices, a 3% reduction in employment levels and cost control more than offset wage and benefit inflation and volume costs.

    Salaries, wages and employee benefits increased $56 million (5%) in the second quarter and increased $76 million (4%) year-to-date, compared to 2001. Excluding Motor Cargo in the current year, expenses increased $38 million (4%) as wage and benefit inflation and volume costs exceeded savings from lower employment levels and improved productivity. During the second quarter of 2002, the Corporation reduced its assumed long-term rate of return on pension plan assets from 10% to 9%. This change in assumption resulted in an $8 million increase in salaries, wages and employee benefits in the second quarter of 2002. Equipment and other rents expense increased $8 million (2%) in the second quarter and $20 million (3%) year-to-date, compared to 2001 as a result of additional locomotive lease expense and higher contract transportation costs at OTC. The higher locomotive lease expenses at the Railroad were partly offset by lower freight car costs. Depreciation expense increased $7 million (2%) in the second quarter and $14 million (2%) year-to-date, compared to 2001 as a result of the Railroad's capital spending in recent years, which increased the total value of the Corporation's depreciable assets.

    Fuel and utilities costs were down $53 million (16%) in the second quarter and $165 million (24%) year-to-date, compared to 2001, due to lower fuel prices, which were partially offset by increased volume-related expense due to higher gross ton miles at the Railroad. Materials and supplies expense decreased $7 million (5%) in the second quarter and $13 million (5%) year-to-date, compared to 2001, due to reduced locomotive repairs and cost control actions. Casualty costs increased $21 million (24%) in the second quarter and $19 million (10%) year-to-date, compared to 2001 primarily due to higher costs for personal injury and environmental matters. Purchased services and other costs increased $16 million (6%) in the second quarter and $61 million (13%) year-to-date, compared to 2001 due to higher contract services and other general expenses.

OPERATING INCOME - Operating income increased $108 million (22%) to $602 million in the second quarter compared to $494 million in 2001. Year-to-date operating income increased $168 million (18%) over 2001 to $1.1 billion. The increase in operating income in both periods is attributable to higher operating revenue, lower fuel prices, cost control, and productivity which more than offset inflation and volume costs.

NON-OPERATING ITEMS - Interest expense decreased $19 million (11%) in the second quarter and $37 million (10%) year-to-date compared to 2001 due to lower interest rates and a lower average debt level in 2002. In the three months ended June 30, 2002, the Corporation's average debt level decreased to $9.6 billion in 2002 from $10.1 billion for the same period in 2001. In the six months ended June 30, 2002, the Corporation's average debt level decreased to $9.7 billion in 2002 from $10.1 billion for the same period in 2001. The Corporation's weighted-average interest rate was 6.6% during the second quarter of 2002 compared to 7.0% in 2001. For the year-to-date period, the weighted average interest rate was 6.7% in 2002 compared to 7.1% in 2001. Other income decreased $40 million (53%) in the second quarter and decreased $49 million (47%) for the year-to-date period in 2002 compared to 2001 due to lower real estate sales. Income tax expense increased $26 million (18%) in the second quarter and $54 million (21%) in the year-to-date period over 2001, primarily due to higher pre-tax income in 2002.

    During the last six months of 2002, the Railroad expects to sell approximately 175 miles of a rail corridor to the Utah Transit Authority. When this transaction is complete, the Railroad anticipates that it will result in a pre-tax gain of approximately $140 million and will be recorded in other income.

OTHER KEY MEASURES - Operating income as a percentage of operating revenues increased to 19.1% in the second quarter of 2002 from 16.5% in the same period of 2001. Year-to-date, operating income as a percentage of operating revenues increased to 18.0% from 15.7% in the same period of 2001. The Corporation's operating ratio (operating expenses divided by operating revenues) was 80.9% in the second quarter and 82.0% in the year-to-date period of 2002 compared to 83.5% in the second quarter and 84.3% in the year-to-date period of 2001.

RAIL SEGMENT

NET INCOME - Rail operations reported net income in the second quarter of 2002 of $316 million, compared to net income of $262 million in 2001, an increase of $54 million (21%). Year-to-date, net income increased $88 million (19%) to $559 million, compared to 2001 net income of $471 million. The increase in earnings in both periods resulted primarily from lower fuel prices and higher operating revenue combined with productivity gains and cost control efforts. These improvements were partially offset by inflation, lower real estate sales and higher volume-related costs.

OPERATING REVENUES - Operating revenue is comprised of Commodity Revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of railroad owned or controlled equipment. Second quarter rail operating revenues increased $108 million (4%) to $2.8 billion compared to 2001. Year-to-date, rail revenues increased $102 million (2%) compared to 2001. Second quarter revenue carloads increased 5% and year-to-date carloads increased 3% compared to a year ago, with the greatest growth in both periods in the intermodal and automotive commodity groups. Other revenues increased 4% in the second quarter due to higher subsidiary and switching revenue. Year-to-date, other revenue was flat compared to 2001.

    The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:


--------------------------------------------------------------------------------------------------------------------------------
       Three Months Ended                                                                      Six Months Ended
                 June 30,                %          Commodity Revenue                                  June 30,                %
    2002             2001           Change          Millions of Dollars                   2002             2001           Change
--------------------------------------------------------------------------------------------------------------------------------
$    354         $    345                3          Agricultural ............         $    723         $    715                1
     326              301                8          Automotive ..............              608              577                5
     402              387                4          Chemicals ...............              787              777                1
     570              577               (1)         Energy ..................            1,152            1,170               (2)
     533              523                2          Industrial Products .....            1,007              994                1
     514              462               11          Intermodal ..............              970              913                6
--------         --------            -----                                            --------         --------            -----
$  2,699         $  2,595                4          Total ...................         $  5,247         $  5,146                2
--------         --------            -----                                            --------         --------            -----


--------------------------------------------------------------------------------------------------------------------------------
       Three Months Ended                                                                      Six Months Ended
                 June 30,                %         Revenue Carloads                                    June 30,                %
    2002             2001           Change         Thousands                              2002             2001           Change
--------------------------------------------------------------------------------------------------------------------------------
     212              211               --         Agricultural .................          431              431               --
     219              199               10         Automotive ...................          412              384                7
     233              221                5         Chemicals ....................          450              441                2
     520              517                1         Energy .......................        1,065            1,053                1
     371              374               (1)        Industrial Products ..........          694              710               (2)
     771              689               12         Intermodal ...................        1,452            1,371                6
--------         --------         --------                                            --------         --------         --------
   2,326            2,211                5         Total ........................        4,504            4,390                3
--------         --------         --------                                            --------         --------         --------




--------------------------------------------------------------------------------------------------------------------------------
       Three Months Ended                                                                      Six Months Ended
                 June 30,                %          Average Revenue                                    June 30,                %
    2002             2001           Change          Per Car                               2002             2001           Change
--------------------------------------------------------------------------------------------------------------------------------
$  1,668         $  1,633                2          Agricultural ............         $  1,678         $  1,661                1
   1,486            1,514               (2)         Automotive ..............            1,475            1,501               (2)
   1,728            1,748               (1)         Chemicals ...............            1,749            1,763               (1)
   1,095            1,117               (2)         Energy ..................            1,081            1,111               (3)
   1,435            1,396                3          Industrial Products .....            1,451            1,400                4
     667              671               (1)         Intermodal ..............              668              665               --
--------         --------         --------                                            --------         --------         --------
$  1,160         $  1,173               (1)         Total ...................         $  1,165         $  1,172               (1)
--------         --------         --------                                            --------         --------         --------


Agricultural - Revenue increased 3% in the second quarter and 1% for the year-to-date period of 2002 over the comparable periods in 2001, despite flat carloads in both periods. Meals and oils led the increase, due to increased demand for soybean meal shipments into Mexico and soybean oil exports. Demand for cottonseed shipments used for feed also increased. Weak domestic demand for wheat partially offset these increases. Average revenue per car increased due to the positive mix impact of more carloads with a longer average length of haul.

Automotive - Revenue increased 8% for the second quarter and 5% for the year-to-date period of 2002 over the comparable periods in 2001, due to increases in carloads. The carload increase was due primarily to market share gains for finished vehicle shipments. Average revenue per car declined due to a combination of competitive pressures and increased shipments of shorter average length.

Chemicals - Revenue increased 4% for the second quarter and 1% for the year-to-date period of 2002 over the comparable periods in 2001, due to increases in carloads. While general economic conditions and decreased industrial production resulted in a revenue decline in the first quarter, increased levels of industrial production boosted second quarter carloads 5% higher than 2001. Plastics carloads increased due to greater activity in the automotive industry and strong housing starts, while increased demand among commodity liquid producers drove shipments of liquid and dry chemicals higher. Average revenue per car declined due to a 26% increase in phosphate rock carloads that have low average revenue per car and rate pressures.

Energy - Revenue decreased 1% for the second quarter and 2% for the year-to-date period of 2002 over the comparable periods in 2001, as a 1% increase in carloads in both periods was more than offset by a decline in average revenue per car. The second quarter carload increase was driven mainly by the absence of an annual track maintenance program that reduced energy carloads in June of 2001 and in prior years. The track maintenance program is now performed without an annual shutdown. The second quarter and year-to-date carload increases were also driven by more efficient train performance and favorable operating weather conditions. Partially offsetting the increase was softer demand caused by mild winter weather. Average revenue per car declined primarily due to the impact of contract price negotiations on expiring long-term contracts with certain major customers.

Industrial Products - Revenue increased 2% for the second quarter and 1% for the year-to-date periods of 2002 over the comparable periods in 2001, as declining carloads in both periods were more than offset by higher average revenue per car. The volume decline was mainly the result of the soft economy, which had a negative effect on many economically-sensitive commodities including steel and paper products. Steel producers were adversely impacted by high levels of low-cost imported steel, which forced plant shutdowns and bankruptcies in prior periods. Metallic minerals shipments were also negatively impacted by the weak steel market. Offsetting these declines were volume increases in construction-related commodities, led by stone and cement, as strong building and road construction activity continued in the Southern and Southwestern regions of the country. Lumber volumes increased due to strong housing construction and other general demand for lumber products. Average revenue per car increased due to price increases and a greater mix of longer average length of haul business, mainly lumber.

Intermodal - Revenue increased 11% for the second quarter and 6% for the year-to-date periods of 2002 over the comparable periods in 2001. Consecutive first and second quarter records were set for revenue, which was driven by increased international shipments due to high import demand and increased market share. Partially offsetting this increase were declines in domestic shipments, due to soft economic demand and the voluntary action of reducing low-margin domestic truckload trailer business in favor of higher-margin containers. Average revenue per car declined 1% in the second quarter and was flat for the six month period compared to 2001, due to a higher mix of international shipments, which have a lower average revenue per car compared to domestic shipments. The effect of this mix more than offset price increases.

OPERATING EXPENSES - Second quarter operating expenses were flat at $2.2 billion in 2002 and 2001. Year-to-date operating expenses decreased $64 million (1%). Expenses in both periods were reduced by significantly lower fuel prices and savings from lower employee force levels and productivity improvements. These decreases more than offset inflation, second-quarter volume costs, and increased casualty, lease and depreciation expense.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $19 million (2%) in the second quarter of 2002, compared to 2001. Year-to-date, wage and benefit expenses rose $16 million (1%). Increases were driven by inflation and volume related costs as the result of 3% growth in gross ton miles in the first quarter and a 5% increase in the second quarter. A 3% reduction in employee force levels in both periods and improvements in worker productivity partially offset wage and employee benefits inflation and volume costs.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense UPRR pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses increased $2 million (1%) in the second quarter and $8 million (1%) year-to-date, compared to 2001. The increases were due primarily to higher expenses for locomotive leases and office and miscellaneous rentals in both periods and higher volume-related costs in the second quarter. Partially offsetting the increases was a decrease in car cycle times (the average number of accumulated days that loaded and empty cars from other railroads spend on the Railroad's system during a month) and lower rental prices for freight cars. The higher locomotive lease expense is due to the Railroad's increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the year. The decrease in car cycle times is partially attributable to improved train speed and better car utilization. The increase in volume costs was attributable to an increase in carloads in certain commodity types such as intermodal, automotive, and chemicals that utilize a high percentage of rented freight cars.

Depreciation - The majority of depreciation relates to road property. Depreciation expense increased $4 million (1%) in the second quarter and $7 million (1%) year-to-date, over 2001, resulting from capital spending in recent years. Capital spending totaled $946 million in the first six months of 2002 compared to

$780 million in the first six months of 2001. Capital spending for the year totaled $1.7 billion in both 2001 and 2000 and $1.8 billion in 1999.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone, and gasoline and other fuels. Expenses decreased $52 million (16%) in the second quarter and $161 million (25%) in the year-to-date period of 2002 compared to a year ago. The decrease was driven by significantly lower fuel prices and a lower fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 72 cents per gallon in the second quarter of 2002 compared to 92 cents per gallon in the second quarter of 2001, including taxes and transportation costs. Year-to-date, fuel prices averaged 67 cents per gallon compared to 92 cents per gallon in the year-to-date period a year ago. Lower fuel prices in 2002 resulted in a $65 million reduction in fuel expense in the second quarter and a $165 million reduction in the first six months, compared to 2001. The lower consumption rate decreased fuel expense by $1 million in the second quarter and $12 million year-to-date. A 5% increase in gross ton miles increased fuel expense by $16 million in the second quarter and a 4% increase in gross ton miles year-to-date increased fuel expense by $25 million compared to a year ago. The Railroad hedged or had fuel swaptions in place which equaled approximately 42% of its fuel consumption for the second quarter and 43% of its fuel consumption year to date, which decreased fuel costs by $9 million in the second quarter and $13 million in the first six months of 2002. As of June 30, 2002, expected fuel consumption for the remainder of 2002 is 40% hedged at 68 cents per gallon (including estimated taxes and transportation costs and regional pricing spreads) and is 5% hedged at 70 cents per gallon (including estimated taxes, transportation costs and regional pricing spreads) for 2003. Utilities, gasoline, and propane expenses decreased $3 million in the second quarter and decreased $9 million year-to-date primarily due to lower rates and fuel prices.

Materials and Supplies - Materials used for the maintenance of the Railroad's lines, structures, and equipment is the principal component of materials and supplies expense. Office, small tools, and other supplies and the costs of freight services purchased to ship company materials are also included. Expenses decreased $8 million (6%) in the second quarter and decreased $13 million (5%) year-to-date, primarily reflecting locomotive overhaul reductions. Locomotive overhauls decreased due to acquisition of new, more-reliable locomotives during the past year and the sale of older units, which required higher maintenance and outsourcing some locomotive maintenance which is included in purchased services and other.

Casualty Costs - The largest component of casualty costs is expenses associated with personal injury. Freight and property damage; and bad debt, insurance, and environmental matters are also included in casualty costs. Costs increased $21 million (28%) in the second quarter compared to 2001 and increased $20 million (12%) year-to-date. The increase in expenses in both periods is due to higher personal injury costs, higher expenses for environmental matters and an increase in bad debt expense. The quarterly year-over-year increase in casualty costs is expected to continue for the remainder of 2002 and first quarter of 2003 due to higher personal injury and insurance expenses.

Purchased Services and Other Costs - Purchased services and other costs includes the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses partially offset by credits for overhead expenses charged to capital projects. Expenses increased $15 million (7%) in the second quarter and increased $59 million (14%) year-to-date, compared to last year. The increase in both periods is primarily due to increased spending for contract services, higher expenses for jointly operated facilities, higher volume-related intermodal transportation costs in the second quarter, and higher general expenses.

OPERATING INCOME - Operating income increased $107 million (22%) in the second quarter to $598 million. Operating income for the first six months of 2002 grew $166 million (18%) to $1.1 billion. The operating ratio for the second quarter was 78.7%, compared to 81.8% in 2001. The year-to-date operating ratio was 79.7% compared to 82.4% a year ago.

NON-OPERATING ITEMS - Interest expense decreased $9 million (6%) in the second quarter and $17 million (6%) year-to-date, primarily as a result of lower average debt levels and lower weighted-average interest rates in 2002. Income taxes increased $25 million (16%) in the second quarter and $48 million (17%) year to date, compared to 2001, which was primarily the result of higher pre-tax income in both periods in 2002.

TRUCKING SEGMENT

OPERATING REVENUES - For the second quarter and year-to-date periods ended June 30, 2002, trucking revenues increased $42 million (14%) to $332 million and $67 million (12%) to $637 million, respectively, over the comparable periods in 2001. The acquisition of Motor Cargo accounted for $35 million of revenue in the second quarter and $67 million of revenue in the first six months of 2002. Excluding Motor Cargo in the current year, revenues rose $7 million (3%) in the second quarter and were flat year-to-date, due to a 4% increase in volume in the second quarter and lower fuel surcharge revenue in both periods as a result of lower fuel prices in 2002.

OPERATING EXPENSES - In the second quarter operating expenses increased $39 million (14%) to $313 million and increased $63 million (12%) to $608 million, year-to-date, over the same periods in 2001. The acquisition of Motor Cargo accounted for $32 million in the second quarter and $63 million year-to-date of incremental expenses. Excluding Motor Cargo in the second quarter, expenses increased $7 million (3%) due to wage and benefit inflation, increased linehaul contract transportation costs, and a 4% increase in volume. Excluding Motor Cargo in the year-to-date period, expenses decreased $1 million over the comparable period in 2001.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $31 million (18%) for the second quarter and increased $52 million (15%) year-to-date. Excluding Motor Cargo in the current year, second quarter expenses increased $12 million (7%) and year-to-date expenses increased $16 million (5%) due to wage and benefit inflation, and an increase in volume costs. Expenses were partially offset by a decrease in employee force levels and productivity improvements.

Equipment and Other Rents - Equipment and other rents increased $7 million (29%) in the second quarter of 2002 and $11 million (24%) year-to-date, compared to a year ago. Excluding Motor Cargo in the current year, expenses increased $3 million (14%) and $4 million (9%) for the second quarter and year-to-date periods, respectively, due to increased use of linehaul contract transportation partially offset by decreased local purchased transportation costs.

Depreciation - Depreciation expense increased $2 million (17%) in the second quarter and $5 million (21%) year to date, compared to 2001. Excluding Motor Cargo in the current year, expenses were flat in the second quarter and increased $1 million (4%) in the six-month period due to a higher depreciable asset base resulting from lower salvage value for surplus revenue equipment due to a depressed resale market.

Fuel and Utilities - Fuel and utilities costs were flat in the second quarter and decreased $3 million (9%) year-to-date, compared to a year ago. Excluding Motor Cargo in the second quarter of 2002, expenses decreased $3 million (18%), as a result of lower fuel prices during the quarter (72 cents per gallon average in 2002 compared to 88 cents per gallon average in 2001, including transportation costs and excluding taxes), combined with a 3% decrease in gallons consumed. Excluding Motor Cargo in the first six-month period of 2002, expenses decreased $8 million (23%) due to lower fuel prices in the first half of the year (67 cents per gallon average in 2002 compared to 89 cents per gallon average in 2001, including transportation costs and excluding taxes), combined with a 6% decrease in gallons consumed. Overnite did not hedge any fuel volume for the first quarter of 2002. Beginning in the second quarter of 2002, Overnite hedged approximately 19% of its expected fuel consumption for the remainder of 2002 through March 2003 at an average of 58 cents per gallon, excluding taxes and transportation costs and regional pricing spreads.

Materials and Supplies - Materials and supplies expense increased $1 million (8%) in the second quarter and was flat for the year-to-date period, compared to a year ago. Excluding Motor Cargo in the current year, expenses were flat in the second quarter and decreased $2 million (10%) for the six-month period in 2002, due to lower maintenance and operating supplies expense as a result of lower volumes, fleet maintenance productivity and cost control measures in the first quarter 2002.

Casualty Costs - Casualty costs decreased $1 million (8%) in the second quarter and were flat for the year-to-date periods, compared to a year ago. Excluding Motor Cargo in the current year, expenses decreased $1 million (6%) in the second quarter and $2 million (7%) for the first six months, due to a reduction in bad debt expense, offset by higher insurance and cargo loss and damage expenses.

Purchased Services and Other Costs - Other costs decreased $1 million (5%) in the second quarter and $2 million (4%) year-to-date, compared to the same periods in 2001. Excluding Motor Cargo in the current year, expenses decreased $4 million (18%) in the second quarter and decreased $10 million (20%) in the first six months, due to lower expenses related to decreased security (related to Teamsters' matters), employee travel expenses, legal expense and cost control measures.

OPERATING INCOME - Operating income increased $3 million to $19 million (19%) in the second quarter and increased $4 million to $29 million (16%) for the year-to-date period ended June 30, 2002. Excluding Motor Cargo in the current year, operating income was essentially flat in the second quarter and increased $1 million (2%) year-to-date. The operating ratio for the second quarter of 2002 and 2001 was 94.5%. The operating ratio for the six months ended June 30, 2002 and 2001 was 95.5%. Motor Cargo lowered the operating ratio by 0.3 percentage points for the second quarter and 0.2 percentage points for the first six month period of 2002.

OTHER PRODUCT LINES

OTHER - Operating losses increased $2 million (15%) in the second quarter of 2002 and were up $2 million (6%) in the first six months of 2002, compared to the same periods in 2001. Operating revenues increased $6 million in the second quarter and $11 million year-to-date. However, operating expenses increased $8 million in the second quarter and $13 million year-to-date over 2001. Interest expense decreased $11 million in the second quarter and $21 million in the first six months of the year due to lower interest rates and a lower average debt level compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

Cash from operations was $1.1 billion in the first half of 2002 compared to $843 million in 2001. The increase is the result of higher net income and better working capital.

    Cash used in investing activities was $916 million in the first half of 2002 compared to a use of $903 million in 2001. The increased use of cash is due to higher capital spending including locomotive acquisitions and lower real estate proceeds in 2002, partly offset by the receipt of $34 million related to a warranty refund from a vendor in 2002.

    Cash provided by financing activities was $80 million in the first half of 2002 compared to $85 million in the first half of 2001. The decrease in cash provided is due to higher debt repayments ($697 million in 2002 compared to $439 million in 2001) partly offset by increased debt borrowings ($877 million in 2002 compared to $623 million in 2001), and by an increase in the proceeds from the exercise of stock options ($102 million in 2002 compared to $44 million in 2001).

    Including the Convertible Preferred Stock as an equity instrument, the ratio of debt to total capital employed was 41.4% at June 30, 2002 compared to 42.2% at December 31, 2001.

    For the three and six months ended June 30, 2002, the Corporation's ratio of earnings to fixed charges was 3.8 and 3.4, respectively, compared to 3.1 and 2.8 for the three and six month periods ended June 30, 2001. The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As described in the notes to the Consolidated Financial Statements and as referenced in the tables below, the Corporation has contractual obligations and commercial commitments that may affect the financial condition of the Corporation. However, based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Corporation, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Corporation's financial condition, results of operations, or liquidity. In addition, the commercial obligations, financings and commitments made by the Corporation are customary transactions, which are similar to those of other comparable industrial corporations, particularly within the transportation industry.

    The following tables identify material obligations and commitments as of June 30, 2002:



----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Payments Due by Period
                                                                      ------------------------------------------------------------
Contractual Obligations                                               Less Than                                              After
Millions of Dollars                                      Total           1 Year        2-3 Years        4-5 Years          5 Years
----------------------------------------------------------------------------------------------------------------------------------
Debt[a] .....................................         $  6,666         $    181         $  1,570         $    632         $  4,283
Operating leases ............................            3,284              419              706              583            1,576
Capital lease obligations[b] ................            2,544              218              421              366            1,539
Unconditional purchase obligations[c] .......              392              217              175               --               --
                                                      --------         --------         --------         --------         --------
Total contractual obligations ...............         $ 12,886         $  1,035         $  2,872         $  1,581         $  7,398
                                                      --------         --------         --------         --------         --------

[a] Excludes capital lease obligations of $1,512 million.

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


----------------------------------------------------------------------------------------------------------------------------------
                                                                                Amount of Commitment Expiration
                                                                                           Per Period
                                                                      ------------------------------------------------------------
                                                         Total             Less
Other Commercial Commitments                           Amounts             Than                                              After
Millions of Dollars                                  Committed           1 Year        2-3 Years        4-5 Years          5 Years
----------------------------------------------------------------------------------------------------------------------------------
Credit facilities ...........................         $  1,875         $    875         $  1,000         $     --         $     --
Convertible preferred securities ............            1,500               --               --               --            1,500
Sale of receivables .........................              600              600               --               --               --
Guarantees[a] ...............................              355               15               25               15              300
Standby letters of credit ...................               53               53               --               --               --
                                                      --------         --------         --------         --------         --------
Total commercial commitments ................         $  4,383         $  1,543         $  1,025         $     15         $  1,800
                                                      --------         --------         --------         --------         --------

[a] Includes guaranteed obligations of affiliated operations.

FINANCING ACTIVITIES

CREDIT FACILITIES - On June 30, 2002, the Corporation had $1.875 billion in revolving credit facilities available, of which $875 million expires in March 2003, with the remaining $1.0 billion expiring in 2005. The credit facility for $875 million includes $825 million that was entered into during March 2002 and $50 million entered into during June 2002. The $1.0 billion credit facility was entered into during March 2000. The credit facilities are designated for general corporate purposes and none of the credit facilities were used as of June 30, 2002. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers.

SHELF REGISTRATION STATEMENT AND SIGNIFICANT NEW BORROWINGS - During January 2002, under an existing shelf registration statement, the Corporation issued $300 million of 6-1/8% fixed rate debt with a maturity of January 15, 2012. The proceeds from the issuance were used for repayment of debt and other general corporate purposes. In April 2002, the Corporation called its $150 million, 8-5/8% debentures due May 15, 2022 for redemption in May 2002. The Corporation issued $350 million of 6-1/2% fixed rate debt with a maturity of April 15, 2012, in order to fund the redemption. The Corporation used the remaining proceeds to repay other debt and for other general corporate purposes. On May 17, 2002, the Corporation issued the remaining $50 million of debt under the existing shelf registration statement. The debt carries a fixed rate of 5-3/4% with a maturity of October 15, 2007. The proceeds from the issuance were used for repayment of debt and other general corporate purposes.

    The Corporation filed a new $1.0 billion shelf registration statement, which became effective in July 2002. Under the new shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings.

    During June 2002, UPRR entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $126 million and is included in the Consolidated Statements of Financial Position as debt.

OTHER MATTERS

COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, contingent liabilities and guarantees is set forth in note 7 to the Consolidated Financial Statements, which is incorporated herein by reference.

ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS
143). FAS 143 requires the Corporation to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Corporation's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Corporation's Consolidated Financial Statements.

    In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). FAS 145 concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. FAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management believes that FAS 145 will not have a significant impact on the Corporation's Consolidated Financial Statements.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the impact this standard may have on the Corporation's Consolidated Financial Statements.

CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Corporation's and its subsidiaries' business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

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

    Important factors that could affect the Corporation's and its subsidiaries' future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to:

         o whether the Corporation and its subsidiaries are fully successful in implementing their financial and operational initiatives;

         o industry competition, conditions, performance and consolidation;

         o legislative and regulatory developments, including possible enactment of initiatives to re-regulate the rail business;

         o        natural events such as severe weather, floods and earthquakes;

         o the effects of adverse general economic conditions, both within the United States and globally;

         o        changes in fuel prices;

         o        changes in labor costs;

         o domestic and global economic repercussions from terrorist activities and any governmental response thereto;

         o        labor stoppages; and

         o        the outcome of claims and litigation.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SHAREHOLDER LITIGATION

As previously reported by the Corporation in its Annual Report on Form 10-K for 2001, a purported derivative action was filed by nine individuals, seven of whom are members of the Teamsters, on behalf of the Corporation on June 21, 2001, in the Chancery Court of Shelby County, Tennessee, naming as defendants current and certain former directors of the Corporation and various present and former officers and employees of Overnite, as well as Overnite, and, as a nominal defendant, the Corporation. The derivative action alleged, among other things, that the named defendants breached their fiduciary duties to the Corporation, wasted its assets and mismanaged the company by opposing the efforts of the Teamsters to organize the employees of Overnite. Plaintiffs claimed that the "anti-union" campaign allegedly waged by the defendants cost millions of dollars and caused a substantial decline in the value of Overnite. On July 31, 2001, the defendants filed a motion to dismiss the action on various grounds, and on July 1, 2002, the court granted the motion and dismissed the derivative action on procedural grounds. The plaintiffs have filed notice of their intention to appeal the decision with the court.

LABOR MATTERS

As previously reported by the Corporation in its Annual Report on Form 10-K for 2001 and Form 10-Q for the quarter ended March 31, 2002, the General Counsel of the National Labor Relations Board (NLRB) sought a bargaining order remedy with respect to 12 cases involving OTC in which a Teamsters local union lost a representation election. A bargaining order remedy would require OTC to recognize and bargain with the union as if the union had won instead of lost the election and would be warranted only if the following findings are made: (1) the petitioning Teamsters' local had obtained valid authorization cards from a majority of the employees in an appropriate unit; (2) OTC committed serious unfair labor practices; and (3) those unfair labor practices would preclude the holding of a fair election despite the application of less drastic remedies. In one of the 12 cases, the administrative UPC law judge found that a bargaining order remedy was not warranted. In the other 11 cases, an administrative law judge and the NLRB ruled that the bargaining order remedy was warranted. OTC appealed the NLRB's ruling to the United States Court of Appeals for the Fourth Circuit. By a two-one decision, the Fourth Circuit initially enforced the first four bargaining orders. Last year, the full Fourth Circuit agreed to rehear that case. On February 11, 2002, the full Fourth Circuit issued its ruling in favor of OTC on the bargaining order remedy in the first four cases and remanded the cases to the NLRB for new representation elections. The time period for seeking review of the decision in the United States Supreme Court has expired, and neither the NLRB nor the Teamsters has sought such a review. On July 16, 2002, the NLRB also filed a motion with the Fourth Circuit acknowledging that the full bench decision of the court would apply to the other seven cases, which motion effectively concludes these cases unless the Teamsters seek to re-run the elections.

ENVIRONMENTAL MATTERS

As previously reported by the Corporation in its Annual Report on Form 10-K for 2001 and Form 10-Q for the quarter ended March 31, 2002, the State of Illinois filed a complaint against the Railroad with the Illinois Pollution Board on May 14, 2001 seeking penalties for an alleged violation of state air pollution laws arising out of a release of styrene from a tank car near Cora, Illinois, which occurred on August 29, 1997. The car contained styrene monomer, a hazardous substance, stabilized by the origin shipper with an inhibitor. The car was delayed in transit for a number of different reasons, including rerouting and reconsignment by the shipper. The Railroad was not notified that such delays could jeopardize the stability of the shipment. Eventually the effect of the inhibitor wore off and the styrene went into a reactive state resulting in pressure and venting near Cora, Illinois. A sparsely-populated area was evacuated for a few hours. The situation was controlled and remediated promptly. Styrene has since been put on the Railroad's list of time sensitive shipments subject to special monitoring. The Railroad has agreed in principle with the State of Illinois to settle the matter and will pay a penalty of $50,000.

As previously reported by the Corporation in its report on Form 10-Q for the quarter ended March 31, 2002, The District Attorneys of Merced, Madera, Stanislaus, San Joaquin and Sacramento counties in the state of California have threatened to file criminal charges against the Railroad in connection with various releases of calcium oxide (lime), cement and fly ash between December 27, 2001 and March 16, 2002. They contend that criminal violations occurred by virtue of the alleged failure by the Railroad to timely report one or more of the releases, its alleged disposal of hazardous waste and the alleged release of material into the waters of the State of California. The Company disputes both the factual and legal bases for these claims and intends to vigorously defend any action that might be filed.

OTHER MATTERS

    As previously reported by the Corporation in its Annual Report on Form 10-K for 2001 and Form 10-Q for the quarter ended March 31, 2002, Western Resources (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. During the period covered by this report, Western's motion for leave to amend the complaint was denied by the magistrate on grounds that the motion was not timely and the magistrate's denial of leave to amend has been affirmed by the judge. Two motions filed by the railroads to remove the restitution and termination claims were denied on June 19, 2002 and June 26, 2002. The trial date for this action has been rescheduled from August 6, 2002 to August 19, 2002 to allow for the disposition of several procedural motions. The railroads believe they have substantial defenses in the case and continue to defend it aggressively.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

           Exhibits are listed in the exhibit index on page 29.

      (b)  REPORTS ON FORM 8-K

           On April 25, 2002, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the first quarter of 2002.

           On July 18, 2002, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the second quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2002

                                         UNION PACIFIC CORPORATION
                                         (Registrant)

                                         By /s/ James R. Young
                                            ----------------------------------
                                            James R. Young,
                                            Executive Vice President - Finance
                                            (Principal Financial Officer)

                                         By /s/ Richard J. Putz
                                            ----------------------------------
                                            Richard J. Putz,
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                            UNION PACIFIC CORPORATION
                                  EXHIBIT INDEX



EXHIBIT
  NO.          DESCRIPTION OF EXHIBITS FILED WITH THIS STATEMENT
------         -------------------------------------------------

  10(a) The Supplemental Pension Plan for Officers and Managers of UPC and Affiliates, as amended as of May 30, 2002.

  10(b) The 1993 Stock Option and Retention Stock Plan of UPC, as amended as of May 30, 2002.

  12(a)        Ratio of Earnings to Fixed Charges for the Three Months Ended
               June 30, 2002 and 2001

  12(b)        Ratio of Earnings to Fixed Charges for the Six Months Ended June
               30, 2002 and 2001

  99(a)        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
               Richard K. Davidson

  99(b)        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James
               R. Young

               Description of Exhibits Incorporated by Reference
               -------------------------------------------------

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