Form 10-Q
period 2002-09-30
UNION PACIFIC CORP
filed 2002-11-14
CIK 100885

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

      As of October 31, 2002, there were 253,282,042 shares of the Registrant's Common Stock outstanding.

                            UNION PACIFIC CORPORATION
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------
Item 1:  Consolidated Financial Statements:

         CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
             For the Three Months Ended September 30, 2002 and 2001.............................................        3

         CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
             For the Nine Months Ended September 30, 2002 and 2001..............................................        4

         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
             At September 30, 2002 (Unaudited) and December 31, 2001............................................        5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             For the Nine Months Ended September 30, 2002 and 2001..............................................        6

         CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY (Unaudited)
             For the Nine Months Ended September 30, 2002.......................................................        7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).................................................     8-14

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations..................    15-25

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.............................................       26

Item 4:  Controls and Procedures................................................................................       26

                                                      PART II. OTHER INFORMATION

Item 1:  Legal Proceedings......................................................................................    26-27

Item 6:  Exhibits and Reports on Form 8-K.......................................................................       27

Signatures......................................................................................................       28

Certifications..................................................................................................    29-30

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Union Pacific Corporation and Subsidiary Companies

                            Millions, Except Per Share Amounts,
                            For the Three Months Ended September 30,                                2002                  2001
                            ----------------------------------------                                ----                  ----
OPERATING REVENUES          Rail, trucking and other.....................................        $  3,199              $  3,026
                                                                                                 --------              --------
OPERATING EXPENSES          Salaries, wages and employee benefits........................           1,125                 1,059
                            Equipment and other rents....................................             349                   332
                            Depreciation.................................................             302                   292
                            Fuel and utilities...........................................             295                   318
                            Materials and supplies.......................................             133                   133
                            Casualty costs...............................................             102                    97
                            Purchased services and other costs...........................             249                   221
                                                                                                 --------              --------
                            Total........................................................           2,555                 2,452
                                                                                                 --------              --------
INCOME                      Operating income.............................................             644                   574
                            Other income.................................................             161                    31
                            Interest expense.............................................            (157)                 (175)
                                                                                                 --------              --------
                            Income before income taxes...................................             648                   430
                            Income taxes.................................................            (211)                 (163)
                                                                                                 --------              --------
                            Net income...................................................        $    437              $    267
                                                                                                 --------              --------
SHARE AND PER SHARE         Basic - earnings per share...................................        $   1.73              $   1.08
                            Diluted - earnings per share.................................        $   1.63              $   1.04
                                                                                                 --------              --------
                            Weighted average number of shares (Basic)....................           252.5                 247.9
                            Weighted average number of shares (Diluted)..................           277.3                 271.6
                                                                                                 --------              --------
                            Dividends ...................................................        $   0.20              $   0.20
                                                                                                 --------              --------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Union Pacific Corporation and Subsidiary Companies

                                        Millions, Except Per Share Amounts,
                                        For the Nine Months Ended September 30,                             2002       2001
                                        ---------------------------------------                             ----       ----
OPERATING REVENUES                      Rail, trucking and other.....................................     $  9,320   $  8,967
                                                                                                          --------   --------
OPERATING EXPENSES                      Salaries, wages and employee benefits........................        3,349      3,207
                                        Equipment and other rents....................................        1,029        992
                                        Depreciation.................................................          901        877
                                        Fuel and utilities...........................................          820      1,008
                                        Materials and supplies.......................................          404        417
                                        Casualty costs...............................................          306        282
                                        Purchased services and other costs...........................          766        677
                                                                                                          --------   --------
                                        Total........................................................        7,575      7,460
                                                                                                          --------   --------
INCOME                                  Operating income.............................................        1,745      1,507
                                        Other income ................................................          217        136
                                        Interest expense.............................................         (479)      (534)
                                                                                                          --------   --------
                                        Income before income taxes...................................        1,483      1,109
                                        Income taxes.................................................         (520)      (418)
                                                                                                          --------   --------
                                        Net income...................................................     $    963   $    691
                                                                                                          --------   --------
SHARE AND PER SHARE                     Basic - earnings per share...................................     $   3.83   $   2.79
                                        Diluted - earnings per share.................................     $   3.64   $   2.71
                                                                                                          --------   --------
                                        Weighted average number of shares (Basic)....................        251.8      247.5
                                        Weighted average number of shares (Diluted)..................        276.5      271.5
                                                                                                          --------   --------
                                        Dividends ...................................................     $   0.60   $   0.60
                                                                                                          --------   --------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Corporation and Subsidiary Companies

                                                                                  (Unaudited)
                                                                                    Sept. 30,      Dec. 31,
                             Millions of Dollars                                      2002           2001
                             -------------------                                      ----           ----
ASSETS

Current Assets               Cash and temporary investments ..................      $    451       $    113
                             Accounts receivable, net ........................           765            604
                             Inventories .....................................           264            265
                             Current deferred income taxes ...................           398            400
                             Other current assets ............................           213            160
                                                                                    --------       --------
                             Total ...........................................         2,091          1,542
                                                                                    --------       --------
Investments                  Investments in and advances to affiliated
                                companies ....................................           640            708
                             Other investments ...............................            55             78
                                                                                    --------       --------
                             Total ...........................................           695            786
                                                                                    --------       --------
Properties                   Cost ............................................        37,479         36,436
                             Accumulated depreciation ........................        (8,106)        (7,644)
                                                                                    --------       --------
                             Net .............................................        29,373         28,792
                                                                                    --------       --------
Other                        Other assets ....................................           466            431
                                                                                    --------       --------
                             Total assets ....................................      $ 32,625       $ 31,551
                                                                                    --------       --------

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

Current Liabilities          Accounts payable ................................      $    580       $    567
                             Accrued wages and vacation ......................           431            394
                             Accrued casualty costs ..........................           464            452
                             Income and other taxes ..........................           322            286
                             Dividends and interest ..........................           227            255
                             Debt due within one year ........................           294            194
                             Other current liabilities .......................           574            598
                                                                                    --------       --------
                             Total ...........................................         2,892          2,746
Other Liabilities            Debt due after one year .........................         7,580          7,886
and Common                   Deferred income taxes ...........................         8,277          7,882
Shareholders' Equity         Accrued casualty costs ..........................           651            696
                             Retiree benefits obligation .....................           849            812
                             Other long-term liabilities .....................           377            454
                             Company-obligated mandatorily redeemable
                                  convertible preferred securities ...........         1,500          1,500
                             Commitments and contingencies

                             Common shareholders' equity .....................        10,499          9,575
                                                                                    --------       --------
                             Total liabilities and common shareholders' equity      $ 32,625       $ 31,551
                                                                                    --------       --------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Union Pacific Corporation and Subsidiary Companies

                                     Millions of Dollars,
                                     For the Nine Months Ended September 30,               2002          2001
                                     ---------------------------------------               ----          ----
OPERATING ACTIVITIES                 Net income ....................................      $   963       $   691
                                     Non-cash charges to income:
                                        Depreciation ...............................          901           877
                                        Deferred income taxes ......................          387           344
                                        Other, net .................................         (243)         (361)
                                     Changes in current assets and liabilities, net          (165)         (189)
                                                                                          -------       -------
                                     Cash provided by operating activities .........        1,843         1,362
                                                                                          -------       -------
INVESTING ACTIVITIES                 Capital investments ...........................       (1,468)       (1,354)
                                     Proceeds from asset sales .....................          299           204
                                     Other investing activities, net ...............          (49)         (124)
                                                                                          -------       -------
                                     Cash used in investing activities .............       (1,218)       (1,274)
                                                                                          -------       -------
FINANCING ACTIVITIES                 Dividends paid ................................         (151)         (148)
                                     Debt repaid ...................................       (1,032)         (792)
                                     Cash received from exercise of stock options ..          121            48
                                     Financings, net ...............................          775           819
                                                                                          -------       -------
                                     Cash used in financing activities .............         (287)          (73)
                                                                                          -------       -------
                                     Net change in cash and temporary investments ..          338            15
                                     Cash and temporary investments at beginning of
                                        period .....................................          113           105
                                                                                          -------       -------
                                     Cash and temporary investments at end of period      $   451       $   120
                                                                                          -------       -------
CHANGES IN CURRENT                   Accounts receivable, net ......................      $  (161)      $   (93)
ASSETS AND LIABILITIES, NET          Inventories ...................................            1            80
                                     Other current assets ..........................          (51)          (60)
                                     Accounts, wages and vacation payable ..........           50           (88)
                                     Other current liabilities .....................           (4)          (28)
                                                                                          -------       -------
                                     Total .........................................      $  (165)      $  (189)
                                                                                          -------       -------
                                     Supplemental Cash Flow Information:
                                        Cash paid during the period for:
                                            Interest ...............................      $   515       $   563
                                            Income taxes, net ......................           98            10
                                                                                          -------       -------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY (UNAUDITED) Union Pacific Corporation and Subsidiary Companies

                                                                                         Accumulated Other
                                                                                    Comprehensive Income (Loss)
                                                                                 ----------------------------------
                                                                                Minimum
                                                                                Pension   Foreign
                                                                                 Lia-    Currency   Deriv-
Millions of Dollars,                                                            bility  Translation  ative
For the Nine  Months Ended     [a]Common  Paid-in-      Retained   [b]Treasury  Adjust-   Adjust-   Adjust-
September 30, 2002               Shares    Surplus      Earnings      Stock      ments     ments     ments    Total       Total
------------------               ------    -------      --------      -----      -----     -----     -----    -----       -----
Balance at December 31, 2001      $689     $ 3,980      $ 6,466      $(1,549)     $(7)     $  3      $ (7)     $(11)     $  9,575
                                  ----     -------      -------      -------      ---      ----      ----      ----      --------
Net income ..................       --          --          963           --       --        --        --        --           963
Other comprehensive income,
  net of tax [c] ............       --          --           --           --       --       (10)       26        16            16
                                                                                                                         --------
Comprehensive income ........                                                                                                 979
Conversion, exercises of
  stock options, forfeitures
  and other .................       --         (70)          --          166       --        --        --        --            96
Dividends declared ($0.60 per
  share) ....................       --          --         (151)          --       --        --        --        --          (151)
                                  ----     -------      -------      -------      ---      ----      ----      ----      --------
Balance at September 30, 2002     $689     $ 3,910      $ 7,278      $(1,383)     $(7)     $ (7)     $ 19      $  5      $ 10,499
                                  ----     -------      -------      -------      ---      ----      ----      ----      --------

[a] Common stock $2.50 par value; 500,000,000 shares authorized; 275,499,087 shares issued at beginning of period; 275,568,237 shares issued at end of period.

[b] 25,208,819 treasury shares at beginning of period, at cost; 22,501,306 treasury shares at end of period, at cost.

[c] Foreign currency translation adjustments net of tax benefit of $5; and fuel derivative adjustments net of tax expense of $15.

The accompanying notes are an integral part of these Consolidated Financial Statements.

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Statement of Consolidated Financial Position at December 31, 2001 is derived from audited financial statements. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Annual Report on Form 10-K for Union Pacific Corporation (the Corporation or UPC) for the year ended December 31, 2001. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002. Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation.

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

      The following table details reportable financial information for UPC's segments and other operations for the three months and nine months ended September 30, 2002 and 2001:

                               Three Months Ended          Nine Months Ended
                             ----------------------      ----------------------
Millions of Dollars          Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                               2002          2001          2002          2001
                             --------      --------      --------      --------
Operating revenues [a]:
     Rail ..............     $  2,838      $  2,727      $  8,295      $  8,082
     Trucking ..........          349           292           986           862
     Other .............           12             7            39            23
                             --------      --------      --------      --------
     Consolidated ......     $  3,199      $  3,026      $  9,320      $  8,967
                             --------      --------      --------      --------
Operating income (loss):
     Rail ..............     $    638      $    575      $  1,744      $  1,515
     Trucking ..........           25            18            54            43
     Other .............          (19)          (19)          (53)          (51)
                             --------      --------      --------      --------
     Consolidated ......     $    644      $    574      $  1,745      $  1,507
                             --------      --------      --------      --------
Assets:
     Rail ..............     $ 31,263      $ 30,725      $ 31,263      $ 30,725
     Trucking ..........          756           649           756           649
     Other .............          606           323           606           323
                             --------      --------      --------      --------
     Consolidated ......     $ 32,625      $ 31,697      $ 32,625      $ 31,697
                             --------      --------      --------      --------

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

MARKET AND CREDIT RISK - The Corporation addresses market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At September 30, 2002, the Corporation has not been required to provide collateral, nor has UPC received collateral relating to its hedging activities.

DETERMINATION OF FAIR VALUE - The fair values of the Corporation's derivative financial instrument positions at September 30, 2002 and December 31, 2001, detailed below, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

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

      The following is a summary of the Corporation's derivative financial instruments at September 30, 2002 and December 31, 2001:

Millions,                                                                       Sept. 30,                  Dec. 31,
Except Percentages and Average Commodity Prices                                   2002                      2001
                                                                                --------                  --------
Interest rate hedging:
     Amount of debt hedged ................................................      $ 998                    $ 598
     Percentage of total debt portfolio ...................................         13%                       7%
Rail fuel hedging/swaptions:
     Number of gallons hedged for 2001 [a] ................................         --                      407
     Average price of 2001 hedges (per gallon) [b] ........................      $  --                    $0.66
     Number of gallons hedged for the remainder of 2002 [c] ...............        135                      567
     Average price of 2002 hedges outstanding (per gallon) [b].............      $0.58                    $0.56
     Number of gallons hedged for 2003 [d] ................................         63                       63
     Average price of 2003 hedges outstanding (per gallon) [b].............      $0.56                    $0.56
Trucking fuel hedging:
     Number of gallons hedged for 2001 ....................................         --                       --
     Average price of 2001 hedges outstanding (per gallon) ................      $  --                    $  --
     Number of gallons hedged for the remainder of 2002 ...................          3                        9
     Average price of 2002 hedges outstanding (per gallon) [b].............      $0.58                    $0.58
     Number of gallons hedged for 2003 ....................................          3                        3
     Average price of 2003 hedges outstanding (per gallon) [b].............      $0.58                    $0.58
                                                                                 -----                    -----

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

      The fair value asset and liability positions of the Corporation's outstanding derivative financial instruments at September 30, 2002 and December 31, 2001 were as follows:

                                                                  Sept. 30,                 Dec. 31,
Millions of Dollars                                                 2002                     2001
                                                                    ----                     ----
Interest rate hedging:
     Gross fair value asset position .......................        $ 57                     $ 13
     Gross fair value (liability) position .................          --                       --
Rail fuel hedging:
     Gross fair value asset position .......................          31                       --
     Gross fair value (liability) position .................          (2)                     (11)
Rail fuel swaptions:
     Gross fair value asset position .......................           3                       --
     Gross fair value (liability) position .................          (4)                     (24)
Trucking fuel hedging:
     Gross fair value asset position .......................           1                       --
     Gross fair value (liability) position .................          --                       --
                                                                    ----                     ----
Total fair value asset (liability) position, net............        $ 86                     $(22)
                                                                    ----                     ----

      Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed. Rail fuel swaption positions will be reflected in the Consolidated Statements of Income as fuel expense over the life of the swap and as other income as the fair value of the outstanding option fluctuates.

      The Corporation's use of derivative financial instruments had the following impact on pre-tax income for the three months and nine months ended September 30, 2002 and 2001:

                                                                   Three Months                 Nine Months
                                                                  Ended Sept. 30,             Ended Sept. 30,
                                                                 -----------------           -----------------
Millions of Dollars                                             2002          2001          2002          2001
                                                                 ---          ----           ---          ----
Decrease in interest expense from interest rate hedging.......   $ 8          $  1           $20          $  1
Decrease in fuel expense from rail fuel hedging ..............    15             3            15             7
Decrease in fuel expense from rail fuel swaptions ............     4             2            17             2
Decrease in fuel expense from trucking fuel hedging ..........     1            --             1            --
                                                                 ---          ----           ---          ----
Decrease in operating expenses ...............................    28             6            53            10
Increase (decrease) in other income, net from rail fuel
      swaptions ..............................................     1           (10)            4           (10)
                                                                 ---          ----           ---          ----
Increase (decrease) in pre-tax income ........................   $29          $ (4)          $57            $-
                                                                 ---          ----           ---          ----

      Through September 30, 2002, the Corporation had recorded less than $1 million for fuel hedging ineffectiveness.

SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At September 30, 2002 and December 31, 2001, accounts receivable are presented net of $600 million of receivables sold. In May 2002, the sale of receivables program was renewed for one year without any significant term changes.

4.    DEBT

CREDIT FACILITIES - On September 30, 2002, the Corporation had $1.875 billion in revolving credit facilities available, of which $875 million expires in March 2003, with the remaining $1.0 billion expiring in 2005. The credit facility for $875 million includes $825 million that was entered into during March 2002 and $50 million entered into during June 2002. The $1.0 billion credit facility was entered into during March 2000. The credit facilities are designated for general corporate purposes and none of the credit facilities were used as of September 30, 2002. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers.

CONVERTIBLE PREFERRED SECURITIES - Union Pacific Capital Trust (the Trust), a statutory business trust sponsored and wholly owned by the Corporation, has issued 6-1/4% Convertible Preferred Securities (the CPS) with an aggregate liquidation amount of $1.5 billion. Each of the CPS has a stated liquidation amount of $50 and is convertible, at the option of the holder, into shares of UPC's common stock, par value $2.50 per share (the Common Stock), at the rate of
0.7257 shares of Common Stock for each of the CPS, equivalent to a conversion price of $68.90 per share of Common Stock, subject to adjustment under certain circumstances. The CPS accrue and pay cash distributions quarterly in arrears at the annual rate of 6-1/4% of the stated liquidation amount. The Corporation owns all of the common securities of the Trust. The proceeds from the sale of the CPS and the common securities of the Trust were invested by the Trust in $1.5 billion aggregate principal amount of the Corporation's Convertible Junior Subordinated Debentures due 2028, which debentures represent the sole assets of the Trust. For financial reporting purposes, the Corporation has recorded distributions payable on the CPS as an interest charge to earnings in the Consolidated Statements of Income.

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

     The Corporation filed a new $1.0 billion shelf registration statement, which became effective in July 2002. Under the new shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. At September 30, 2002, the Corporation had $1.0 billion remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities.

     During June 2002, UPRR entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $126 million and is included in the Consolidated Statements of Financial Position as debt.

5. EARNINGS PER SHARE - The following table provides a reconciliation between basic and diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001:

                                                                   Three Months             Nine Months
                                                                 Ended Sept. 30,         Ended Sept. 30,
                                                                 ---------------         ---------------
Millions, Except Per Share Amounts                            2002         2001         2002          2001
--------------------------------------------------------------------------------------------------------------
Income statement data:
    Net income available to common shareholders - basic     $     437    $     267    $     963     $     691

    Dilutive effect of interest associated with the CPS            14           14           44            44
--------------------------------------------------------------------------------------------------------------
   Net income available to common shareholders -
   diluted ............................................     $     451    $     281    $   1,007     $     735
--------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding:

    Basic .............................................         252.5        247.9        251.8         247.5
    Dilutive effect of common stock equivalents .......          24.8         23.7         24.7          24.0
--------------------------------------------------------------------------------------------------------------
    Diluted ...........................................         277.3        271.6        276.5         271.5
--------------------------------------------------------------------------------------------------------------
Earnings per share:
    Basic .............................................     $    1.73    $    1.08    $    3.83     $    2.79
    Diluted ...........................................     $    1.63    $    1.04    $    3.64     $    2.71
--------------------------------------------------------------------------------------------------------------

     Common stock options totaling 2.4 million and 2.2 million for the three and nine months ended September 30, 2002, respectively, and 14.7 million and 12.2 million for the three and nine months ended 2001, respectively, were excluded from the computation of diluted EPS because the exercise prices of these options exceeded the average market price of the Corporation's common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

6. OTHER INCOME - Other income included the following for the three months and nine months ended September 30, 2002 and 2001:

                                                     Three Months         Nine Months
                                                   Ended Sept. 30,       Ended Sept. 30,
                                                   ---------------       ---------------
Millions of Dollars                               2002       2001       2002       2001
----------------------------------------------------------------------------------------
Net gain on non-operating asset dispositions     $ 156      $  31      $ 197      $ 112
Rental income ..............................        12         11         38         47
Interest income ............................         3          2          9          7
Other, net .................................       (10)       (13)       (27)       (30)
----------------------------------------------------------------------------------------
Total ......................................     $ 161      $  31      $ 217      $ 136
----------------------------------------------------------------------------------------

     Included in the third quarter gain on non-operating asset dispositions is a pre-tax gain of $141 million related to the sale of land, track, operating rights and facilities to the Utah Transit Authority (UTA) for $185 million, which included approximately 175 miles of track that stretches from Brigham City, Utah, through Salt Lake City, Utah, south to Payson, Utah. The transaction contributed $88 million to the Corporation's earnings on an after-tax basis. An additional $16 million of pre-tax gain has been deferred pending successful completion of arrangements for the relocation of various existing facilities.

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

     Western Resources (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. The motion for leave to amend was denied by the magistrate on March 11, 2002, whose decision was affirmed by the judge on May 30, 2002. The matter went to trial before a jury on August 20, 2002. On September 12, 2002, the jury returned a verdict finding that the contract had not been breached by the railroads, and the judgment dismissing the case was entered by the court on September 16, 2002. Western filed a motion for new trial on September 30, 2002, which the railroads believe will be unsuccessful. UPRR and BNSF filed a response opposing the motion for a new trial on October 15, 2002, and will vigorously defend this and all other post-trial efforts by Western to overturn the jury verdict.

PERSONAL INJURY AND OCCUPATIONAL ILLNESS - The cost of injuries to employees and others related to Railroad activities or in accidents involving the trucking segment is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. In the first nine months of 2002, the Railroad's reported number of work-related injuries that resulted in lost job time increased 3% compared to the number of injuries reported during the first nine months of 2001. Accidents at grade crossings, however, decreased 17% during the first nine months of 2002 compared to the similar period in 2001. The three month and nine month expenses for the Corporation's personal injury-related events were $66 million and $197 million in 2002, compared to $53 million and $169 million in 2001, respectively. As of September 30, 2002, the Corporation had a liability of $718 million accrued for personal injury costs, of which $303 million was recorded as a current liability. The Railroad has additional amounts accrued for claims related to certain occupational illnesses. Compensation for Railroad work-related accidents is governed by the Federal Employers' Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

ENVIRONMENTAL - The Corporation generates and transports hazardous and nonhazardous waste in its current operations and has done so in its former operations, and it is subject to federal, state and local environmental laws and regulations. The Corporation has identified approximately 433 active sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 52 sites that are the subject of actions taken by the U.S. government, 28 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Corporation's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

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

     As of September 30, 2002, the Corporation had a liability of $176 million accrued for future environmental costs, of which $71 million was recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Corporation believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. The Corporation expects to pay out the majority of the September 30, 2002 environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations, financial condition or liquidity of the Corporation.

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

     At September 30, 2002, the Corporation had unconditional purchase obligations of $392 million for the purchase of locomotives as part of the Corporation's multi-year capital asset acquisition plan. In addition, the Corporation was contingently liable for $347 million in guarantees and $64 million in letters of credit at September 30, 2002. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. The Corporation is not aware of any existing event of default, which would require it to satisfy these guarantees.

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

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Management is in the process of evaluating the impact this standard may have on the Corporation's Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                              RESULTS OF OPERATIONS

           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Union Pacific Corporation (UPC or the Corporation) consists of two reportable segments, rail and trucking, and UPC's other product lines (Other). The rail segment includes the operations of the Corporation's indirect wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR's subsidiaries and rail affiliates (collectively, the Railroad). The trucking segment includes Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo) as of November 30, 2001, both operating as separate and distinct subsidiaries of Overnite Corporation (Overnite), an indirect wholly owned subsidiary of UPC. The Corporation's other product lines are comprised of the corporate holding company (which largely supports the Railroad), Fenix LLC and affiliated technology companies (Fenix) and self-insurance activities, in addition to all appropriate consolidating entries (see note 2 to the Consolidated Financial Statements).

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

Personal injury - The cost of injuries to employees and others related to Railroad activities or in accidents involving the trucking segment is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year.

CONSOLIDATED

NET INCOME - The Corporation reported net income of $437 million ($1.73 per basic share and $1.63 per diluted share) in the third quarter of 2002, compared to $267 million ($1.08 per basic share and $1.04 per diluted share) in the third quarter of 2001. Year-to-date net income totaled $963 million ($3.83 per basic share and $3.64 per diluted share) compared to $691 million ($2.79 per basic share and $2.71 per diluted share) for the same period in 2001. The increase in net income for both periods resulted from the sale of land, track, operating rights and facilities to the Utah Transit Authority (UTA) ($141 million pre-tax), a tax settlement with the Internal Revenue Service recognized at OTC ($34 million after-tax), double digit operating income growth and lower interest costs. Operating income improved as revenue growth, lower fuel prices and productivity gains offset the effects of wage and benefit inflation and higher volume-related costs. Productivity is measured as total output during the quarter. Total output is measured by both gross ton miles per inflation-adjusted expense dollar and gross ton miles per employee.

OPERATING REVENUES - Operating revenues increased $173 million (6%) in the third quarter to $3.2 billion. Year-to-date revenues increased $353 million (4%) to $9.3 billion. Revenue growth in both periods was led by gains in Automotive and Intermodal carloads. This increase also reflects 20% revenue growth in the trucking segment in the third quarter and 14% revenue growth year-to-date due to the acquisition of Motor Cargo in November 2001. Excluding Motor Cargo in the current year, operating revenues were up $135 million (4%) for the third quarter and were up $248 million (3%) year-to-date.

OPERATING EXPENSES - Operating expenses increased $103 million (4%) to $2.6 billion in the third quarter of 2002 and increased $115 million (2%) to $7.6 billion for the year-to-date period. Excluding Motor Cargo in the current year, operating expenses increased $68 million (3%) in the third quarter and increased $18 million (flat) year-to-date, compared to 2001. The increase in expenses in the third quarter is due to wage and benefit inflation and higher volume costs related to a 4% increase in third quarter carloads at the Railroad, partially offset by lower fuel prices, a 2% reduction in employment levels and cost control efforts. Cost control is defined as focused actions to reduce discretionary spending and failure costs. For the year-to-date period, wage and benefit inflation and increased volume-related costs were partially offset by lower fuel prices, a 3% reduction in employment levels and cost control efforts.

      Salaries, wages and employee benefits increased $66 million (6%) in the third quarter and increased $142 million (4%) year-to-date, compared to 2001. Excluding Motor Cargo in the current year, expenses increased $46 million (4%) in the third quarter and $87 million (3%) year-to-date, compared to 2001, as wage and benefit inflation and volume costs exceeded savings from lower employment levels and improved productivity. Equipment and other rents expense increased $17 million (5%) in the third quarter and $37 million (4%) year-to-date, compared to 2001, as a result of a 4% increase in third quarter carloads, lease of additional locomotives and higher contract transportation costs at OTC. The higher locomotive lease expenses at the Railroad were partly offset by lower freight car costs. Depreciation expense increased $10 million (3%) in the third quarter and $24 million (3%) year-to-date, compared to 2001 as a result of the Railroad's capital spending in recent years, which increased the total value of the Corporation's depreciable assets.

      Fuel and utilities costs were down $23 million (7%) in the third quarter and $188 million (19%) year-to-date, compared to 2001, due to lower fuel prices, which were partially offset by increased volume-related expense due to higher gross ton miles at the Railroad. Materials and supplies expense was flat in the third quarter and decreased $13 million (3%) year-to-date, compared to 2001 due to reduced locomotive repair supplies and cost control actions. Casualty costs increased $5 million (5%) in the third quarter and $24 million (9%) year-to-date, compared to 2001 primarily due to higher costs for personal injury, partially offset by lower freight damage in the third quarter of 2002. Purchased services and other costs increased $28 million (13%) in the third quarter and $89 million (13%) year-to-date, compared to 2001 due to higher contract services for locomotive maintenance, intermodal volume costs and other general expenses.

OPERATING INCOME - Operating income increased $70 million (12%) to $644 million in the third quarter compared to $574 million in 2001. Year-to-date operating income increased $238 million (16%) over 2001 to $1.7 billion. The increase in operating income in both periods is attributable to higher operating revenue, lower fuel prices, cost control, and productivity which more than offset inflation and volume costs.

NON-OPERATING ITEMS - Interest expense decreased $18 million (10%) in the third quarter and $55 million (10%) year-to-date compared to 2001 due to lower interest rates and a lower average debt level in 2002. In the three months ended September 30, 2002, the Corporation's average debt level, including the Convertible Preferred Securities, decreased to $9.5 billion from $10.0 billion for the same period in 2001. In the nine months ended September 30, 2002, the Corporation's average debt level, including the Convertible Preferred Securities, decreased to $9.6 billion from $10.1 billion for the same period in 2001. The Corporation's effective interest rate was 6.6% during the third quarter of 2002 compared to 7.0% in 2001. For the year-to-date period, the effective interest rate was 6.7% in 2002 compared to 7.1% in 2001. Other income increased $130 million in the third quarter and $81 million (60%) for the year-to-date period in 2002 compared to 2001 due primarily to the asset sale transaction with the UTA. Income tax expense increased $48 million (29%) in the third quarter and $102 million (24%) in the year-to-date period over 2001, due to higher pre-tax income in 2002 which was partially offset by a tax settlement with the Internal Revenue Service recognized at OTC.

OTHER KEY MEASURES - Operating margin (operating income as a percentage of operating revenues) increased to 20.1% in the third quarter of 2002 from 19.0% in the same period of 2001. Year-to-date, operating margin increased to 18.7% from 16.8% in the same period of 2001.

RAIL SEGMENT

NET INCOME - Rail operations reported net income in the third quarter of 2002 of $414 million, compared to net income of $286 million in 2001, an increase of $128 million (45%). Year-to-date, net income increased $216 million (29%) to $973 million, compared to 2001 net income of $757 million. The increase in earnings in both periods resulted primarily from the sale transaction with the UTA and stronger operating results. Higher operating revenue and lower fuel prices combined with productivity gains and cost control efforts offset inflation and higher volume-related costs to also contribute to the increase in net income.

OPERATING REVENUES - Operating revenue is comprised of Commodity Revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of railroad owned or controlled equipment. Third quarter rail operating revenues increased $111 million (4%) to $2.8 billion compared to 2001. Year-to-date, rail revenues increased $213 million (3%) compared to 2001. Third quarter revenue carloads increased 4% and year-to-date carloads increased 3% compared to a year ago, with the highest growth in both periods in the automotive and intermodal commodity groups. Other revenues increased 13% to $113 million in the third quarter and increased 5% to $323 million for the year-to-date period compared to a year ago due to higher subsidiary revenue.

     The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:


    Three Months Ended                                                       Nine Months Ended
              Sept. 30,            %    Commodity Revenue                            Sept. 30,            %
       2002        2001       Change   Millions of Dollars                   2002         2001       Change
-----------------------------------------------------------------------------------------------------------
         $ 373      $ 358          4   Agricultural ....................   $1,096      $1,073          2
           285        253         13   Automotive ......................      893         830          8
           399        392          2   Chemicals .......................    1,186       1,168          2
           591        611         (3)  Energy ..........................    1,743       1,781         (2)
           535        514          4   Industrial Products .............    1,542       1,509          2
           542        499          9   Intermodal ......................    1,512       1,412          7
-----------------------------------------------------------------------------------------------------------
        $2,725     $2,627          4   Total ...........................   $7,972      $7,773          3
-----------------------------------------------------------------------------------------------------------


       Three Months Ended                                                    Nine Months Ended
                Sept. 30,          %   Revenue Carloads                              Sept. 30,            %
          2002       2001     Change   Thousands                            2002         2001        Change
-----------------------------------------------------------------------------------------------------------
           216        214          1   Agricultural .....................     647         645          -
           193        177          9   Automotive .......................     605         561          8
           231        225          3   Chemicals ........................     681         666          2
           540        549         (2)  Energy ...........................   1,605       1,602          -
           378        368          3   Industrial Products ..............   1,072       1,078          -
           801        741          8   Intermodal .......................   2,253       2,112          7
-----------------------------------------------------------------------------------------------------------
         2,359      2,274          4   Total ............................   6,863       6,664          3
-----------------------------------------------------------------------------------------------------------


       Three Months Ended                                                    Nine Months Ended
                Sept. 30,          %   Average Revenue                               Sept. 30,            %
          2002       2001     Change   Per Car                              2002         2001        Change
-----------------------------------------------------------------------------------------------------------
        $1,728     $1,668          4   Agricultural ...................    $1,695      $1,663          2
         1,479      1,429          3   Automotive .....................     1,476       1,478          -
         1,729      1,744         (1)  Chemicals ......................     1,742       1,757         (1)
         1,095      1,113         (2)  Energy .........................     1,086       1,112         (2)
         1,415      1,399          1   Industrial Products ............     1,438       1,400          3
           677        674          -   Intermodal .....................       671         668          -
-----------------------------------------------------------------------------------------------------------
        $1,156     $1,155          -   Total ..........................    $1,162      $1,166          -
-----------------------------------------------------------------------------------------------------------

Agricultural - Revenue increased 4% in the third quarter and 2% for the year-to-date period of 2002 over the comparable periods in 2001. Meals and oils increased due to increased demand for soybean meal shipments into Mexico and soybean oil exports. Demand for cottonseed shipments used for feed also increased. Ethanol shipments increased due to heightened demand for the fuel additive. Weak domestic demand for wheat partially offset these increases. Average revenue per car increased primarily due to the positive mix impact of longer average length of haul shipments.

Automotive - Revenue increased 13% for the third quarter and 8% for the year-to-date period of 2002 over the comparable periods in 2001, driven by an increase in carloads. The volume growth was due primarily to market share gains for finished vehicle shipments. Average revenue per car was flat for the year-to-date period over 2001, but increased 3% in the third quarter due to the mix impact of longer average length of haul vehicle shipments.

Chemicals - Revenue increased 2% for both the third quarter and year-to-date periods of 2002 over the comparable periods in 2001, due to increases in carloads. While a softening economy and decreased industrial production resulted in a revenue decline in the first quarter, increased levels of industrial production boosted second and third quarter carloads a combined 4% higher than 2001. Higher general demand increased shipments of soda ash, liquid & dry chemicals and liquified petroleum (LP) gas. Average revenue per car declined 1% due to rate pressures and shifts among the mix of plastics, phosphate rock, fertilizer and soda ash traffic.

Energy - Revenue decreased 3% for the third quarter and 2% for the year-to-date period of 2002 over the comparable periods in 2001 as a 2% carload decline in the third quarter and flat carloads year-to-date were accompanied by a 2% decline in average revenue per car in both periods. The decline in carloads was largely impacted by higher demand in 2001 and higher stockpile levels in 2002. Average revenue per car declined primarily due to the impact of contract price negotiations on expiring long-term contracts with certain major customers.

Industrial Products - Revenue increased 4% for the third quarter and 2% for the year-to-date periods of 2002 over the comparable periods in 2001 due to higher average revenue per car in both periods and a 3% increase in carloads for the third quarter. Year-to-date carloads were flat. Volume declines in the first half of 2002 were mainly the result of the soft economy which had a negative effect on many economically sensitive commodities, including steel and paper products. Shipments of metallic minerals were also negatively affected by the weak steel market. In the third quarter, however, some commodity lines, including steel and certain paper products, including newsprint, experienced revenue growth due to stronger economic demand. Also offsetting the declines were volume increases in construction-related commodities, led by stone, as strong building and road construction activity continued. Lumber volumes also increased due to strong housing construction and other general demand for lumber products. Average revenue per car increased as a result of price increases and a greater mix of longer average length of haul business, mainly lumber.

Intermodal - Revenue increased 9% for the third quarter and 7% for the year-to-date periods of 2002 over the comparable periods in 2001, which was driven by increased international shipments due to high import demand and increased market share. Partially offsetting these increases were declines in domestic shipments, as a result of soft economic demand and the voluntary action of reducing low-margin domestic truckload trailer business in favor of higher-margin containers. In addition, the labor dispute between the International Longshoreman and Warehouse Union (ILWU) and the Pacific Maritime Association, which began four days before the end of the third quarter had a significant impact on intermodal volumes during that period. Average revenue per car was flat for both periods compared to 2001 due to a higher mix of international shipments which have a lower average revenue per car compared to domestic shipments. The effect of this mix more than offset price increases.

Mexico Business - In 2001, UPRR generated $860 million of revenues from rail traffic with businesses located in Mexico. Included in the rail commodity revenue reported above, Mexican related revenue increased 2% to $217 million for the third quarter but decreased 1% to $646 million for the year-to-date period of 2002 over the comparable periods in 2001. In both periods, shipments increased for chemicals and industrial products business segments. Increased chemicals business consisted of plastics, fertilizer, and LP gas exports, in addition to higher imports/exports of liquid and dry chemicals. An increase in industrial products resulted from exports of pulp and paper products in addition to higher imports/exports of steel and scrap. Reduced automobile production offset these gains resulting in fewer shipments of parts and finished vehicles.

OPERATING EXPENSES - Third quarter operating expenses increased $48 million (2%) to $2.2 billion, compared to 2001. Year-to-date operating expenses decreased $16 million. In the third quarter, inflation, volume-related costs, increased contract services, lease and depreciation expense were partially offset by lower fuel prices and savings from lower employee force levels and productivity improvements. Expenses in the nine month period of 2002 were significantly reduced by lower fuel prices and productivity savings which more than offset increases in inflation, volume-related costs, contract services, casualty and depreciation expense.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $31 million (4%) in the third quarter of 2002, compared to 2001. Year-to-date, wage and benefit expenses rose $47 million (2%). Increases were driven by inflation and volume-related costs as the result of a 4% growth in gross ton miles in both the third quarter and year-to-date. A reduction in employee force levels in the third quarter of 2% and year-to-date of 3%, in conjunction with worker productivity improvements, partially offset wage and employee benefits inflation and volume-related costs.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense UPRR pays for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses increased $9 million (3%) in the third quarter and $17 million (2%) year-to-date, compared to 2001. The increases were due primarily to higher expenses for locomotive leases and higher volume-related costs in both periods. Partially offsetting the increases were both a decrease in car cycle times (the average number of accumulated days that loaded and empty cars from other railroads spend on UPRR's system) and lower rental prices for freight cars. The higher locomotive lease expense is due to UPRR's increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the year. The decrease in car cycle times is partially attributable to increased volume demand and better car utilization. The increase in volume costs is attributable to an increase in carloads in certain commodity types such as automotive, intermodal, chemicals and industrial products that utilize a high percentage of rented freight cars.

Depreciation - The majority of depreciation relates to road property. Depreciation expense increased $7 million (3%) in the third quarter and $14 million (2%) year-to-date over 2001 as a result of increased capital spending in recent years. Capital spending totaled $1.4 billion in the first nine months of 2002 compared to $1.3 billion in the first nine months of 2001. Full year capital spending totaled $1.7 billion in 2001 and 2000 and $1.8 billion in 1999.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone and gasoline and other fuels. Expenses decreased $25 million (8%) in the third quarter and $186 million (19%) in the year-to-date period of 2002 compared to a year ago. The decrease was driven by lower fuel prices and a lower fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 75 cents per gallon in the third quarter of 2002 compared to 86 cents per gallon in the third quarter of 2001 (price includes taxes and transportation costs). Year-to-date, fuel prices averaged 70 cents per gallon compared to 90 cents per gallon in the same year-to-date period in 2001. Lower fuel prices in 2002 resulted in a $33 million reduction in fuel expense in the third quarter and a $198 million reduction in the first nine months, compared to 2001. The lower consumption rate decreased fuel expense by $1 million in the third quarter and $12 million year-to-date. A 4% increase in gross ton miles increased fuel expense by $11 million in the third quarter and a 4% increase in gross ton miles year-to-date increased fuel expense by $36 million compared to a year ago. The Railroad hedged or had fuel swaptions in place which equaled approximately 41% of its fuel consumption for the third quarter and 42% of its fuel consumption year-to-date, which decreased fuel costs by $19 million in the third quarter and $32 million in the first nine months of 2002. As of September 30, 2002, expected fuel consumption for the remainder of 2002 is 41% hedged at 58 cents per gallon (excluding estimated taxes and transportation costs and regional pricing spreads). Expected fuel consumption in 2003 is 5% hedged at 56 cents per gallon (excluding estimated taxes, transportation costs and regional pricing spreads). Utilities, gasoline, and propane expenses decreased $2 million in the third quarter and decreased $12 million year-to-date primarily due to lower rates and fuel prices.

Materials and Supplies - Material used for the maintenance of the Railroad's lines, structures and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies and the costs of freight services purchased to ship company materials are also included. Expenses decreased $2 million (2%) in the third quarter and decreased $15 million (4%) year-to-date, primarily reflecting a reduction in the number of locomotives overhauled. Materials expense for locomotive overhauls decreased due to the acquisition of new, more-reliable locomotives during the past several years, the sale of older units, which required higher maintenance, and outsourcing some locomotive maintenance. Partially offsetting the reductions in locomotive overhauls was an increase in costs for freight car repairs.

Casualty Costs - The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Costs increased $3 million (4%) in the third quarter compared to 2001 due to higher personal injury expenses partially offset by lower freight damage. Year-to-date costs increased $23 million (9%) due primarily to higher personal injury costs.

Purchased Services and Other Costs - Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense and computer and other general expenses. Expenses increased $25 million (13%) in the third quarter and increased $84 million (14%) year-to-date, compared to last year. The increase in both periods is primarily due to increased spending for contract services, higher expenses for jointly operated facilities and higher general expenses.

OPERATING INCOME - Operating income increased $63 million (11%) in the third quarter to $638 million. Operating income for the first nine months of 2002 grew $229 million (15%) to $1.7 billion. The operating margin for the third quarter was 22.5%, compared to 21.1% in 2001. The year-to-date operating margin was 21.0% compared to 18.8% a year ago.

NON-OPERATING ITEMS - Interest expense decreased $12 million (8%) in the third quarter and $29 million (7%) year-to-date, primarily as a result of lower average debt levels and lower weighted-average interest rates in 2002. Third quarter other income increased $130 million and increased $83 million for the year-to-date period in 2002 compared to 2001 due primarily to the sale transaction with the UTA ($141 million pre-tax). Income taxes increased $77 million (45%) in the third quarter and $125 million (28%) year-to-date, compared to 2001, which was primarily the result of higher pre-tax income in both periods in 2002.

TRUCKING SEGMENT

OPERATING REVENUES - For the third quarter and year-to-date periods ended September 30, 2002, trucking revenues increased $57 million (20%) to $349 million and $124 million (14%) to $986 million, respectively, over the comparable periods in 2001. The acquisition of Motor Cargo accounted for $38 million of revenue in the third quarter and $105 million of revenue in the first nine months of 2002. Excluding Motor Cargo in the current year, revenues rose $19 million in both periods due to an increase in volume of 8% in the third quarter and 4% year-to-date partially offset by lower fuel surcharge revenue in both periods as a result of lower fuel prices in 2002. Third quarter revenues were also positively impacted by additional business realized as a result of the Consolidated Freightways bankruptcy which occurred in September.

OPERATING EXPENSES - In the third quarter operating expenses increased $50 million (18%) to $324 million and increased $113 million (14%) to $932 million, year-to-date, over the same periods in 2001. The acquisition of Motor Cargo accounted for $35 million in the third quarter and $98 million year-to-date of incremental expenses. Excluding Motor Cargo in the current year, expenses increased $15 million (6%) in the third quarter and increased $15 million (2%) for the year-to-date period due to wage and benefit inflation, increased linehaul contract transportation costs and an increase in volume-related costs.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $33 million (19%) for the third quarter and increased $85 million (16%) year-to-date. Excluding Motor Cargo in the current year, third quarter expenses increased $13 million (8%) and year-to-date expenses increased $30 million (6%) due to wage and benefit inflation and an increase in volume costs. Expenses were partially offset by a decrease in employee force levels (down 3% in the third quarter and down 2% year-to-date) and productivity improvements. Productivity is measured as total costs related to local, dock, and linehaul operations relative to the total volume shipped.

Equipment and Other Rents - Equipment and other rents increased $8 million (32%) in the third quarter of 2002 and $19 million (27%) year-to-date, compared to a year ago. Excluding Motor Cargo in the current year, expenses increased $4 million (16%) and $7 million (10%) for the third quarter and year-to-date periods, respectively, due to increased use of linehaul contract transportation partially offset by decreased local purchased transportation costs in the first quarter.

Depreciation - Depreciation expense increased $2 million (17%) in the third quarter and $8 million (22%) year-to-date, compared to 2001. Excluding Motor Cargo in the current year, expenses were flat in the third quarter and increased $1 million (3%) in the nine-month period due to purchases of new equipment.

Fuel and Utilities - Fuel and utilities increased $1 million (6%) in the third quarter and decreased $3 million (6%) year-to-date, compared to a year ago. Excluding Motor Cargo in the third quarter of 2002, expenses decreased $1 million (6%), as a result of lower fuel prices during the quarter (76 cents per gallon average in 2002 compared to 83 cents per gallon average in 2001, including transportation costs and excluding taxes), combined with a 1% decrease in gallons consumed. Excluding Motor Cargo in the first nine-month period of 2002, expenses decreased $9 million (17%) due to lower fuel prices in the first nine months of the year (70 cents per gallon average in 2002 compared to 87 cents per gallon average in 2001, including transportation costs and excluding taxes), combined with a 4% decrease in gallons consumed. Overnite did not hedge any fuel volume for the first quarter of 2002. Fuel consumption was hedged at approximately 19% for the second and third quarters of 2002, respectively, at an average of 58 cents per gallon (excluding taxes and transportation costs and regional pricing spreads). For the remainder of 2002 through March 2003, hedged volume represents 19% of expected total fuel consumption at an average price of 58 cents per gallon (excluding taxes and transportation costs and regional pricing spreads).

Materials and Supplies - Materials and supplies expense increased $2 million (17%) in the third quarter and increased $2 million (5%) year-to-date, compared to 2001. Excluding Motor Cargo in the current year, expenses were flat in the third quarter and decreased $2 million (5%) for the nine-month period in 2002, due to lower maintenance and operating supplies expense as a result of lower volumes, fleet maintenance productivity and cost control measures in the first quarter 2002.

Casualty Costs - Casualty costs increased $2 million (17%) in the third quarter and increased $2 million (6%) year-to-date, compared to a year ago. Excluding Motor Cargo in the current year, expenses increased $1 million (8%) in the third quarter due to higher insurance and cargo loss and damage expenses. Year-to-date expenses decreased $1 million (3%) due to a reduction in bad debt expense, offset by higher insurance expenses.

Purchased Services and Other Costs - Other costs increased $2 million (9%) in the third quarter and were flat for the year-to-date period, compared to 2001. Excluding Motor Cargo in the current year, expenses decreased $2 million (9%) in the third quarter and decreased $11 million (16%) in the first nine months due to the insourcing of contract programmers, reduced legal expense, lower expenses related to decreased security (security expenses are related to Teamsters matters) in the first quarter and cost control measures.

OPERATING INCOME - Operating income increased $7 million to $25 million (39%) in the third quarter and increased $11 million to $54 million (26%) for the year-to-date period ended September 30, 2002. Excluding Motor Cargo in the current year, operating income increased $4 million (22%) in the third quarter and increased $4 million (9%) year-to-date. The operating margin for the third quarter was 7.3%, compared to 6.3% in 2001. The year-to-date operating margin was 5.5% compared to 4.9% a year ago. Motor Cargo improved the operating margin by 0.2 percentage points for both the third quarter and first nine month period of 2002.

OTHER PRODUCT LINES

OTHER - Operating losses were $19 million (flat) in the third quarter of 2002 and 2001 and were up $2 million (4%) to $53 million in the first nine months of 2002, compared to the same periods in 2001. Operating revenues increased $5 million in the third quarter to $12 million and increased $16 million year-to-date to $39 million. However, operating expenses increased $5 million in the third quarter to $31 million and increased $18 million year-to-date to $92 million. Interest expense decreased $6 million in the third quarter to $21 million and decreased $27 million to $66 million in the first nine months of the year due to lower interest rates and a lower average debt level compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

Cash provided by operations was $1.8 billion in the first nine months of 2002 compared to $1.4 billion in 2001. The increase is the result of higher net income and improved working capital.

     Cash used in investing activities was $1.2 billion in the first nine months of 2002 compared to $1.3 billion in 2001. The decreased use of cash is due to higher real estate proceeds and the receipt of $34 million related to a warranty refund from a vendor in 2002, partly offset by higher capital spending. The following table details capital expenditures for the nine months ended September 30, 2002 and 2001:

Capital Expenditures
Millions                                                     2002         2001
------------------------------------------------------------------------------
Track ..................................................      979          904
Locomotives ............................................      160          160
Freight cars ...........................................        7           21
Facilities and Other ...................................      322          269
------------------------------------------------------------------------------
Total ..................................................    1,468        1,354
------------------------------------------------------------------------------

     Cash used in financing activities was $287 million in the first nine months of 2002 compared to $73 million in the first nine months of 2001. The increase in cash used is due to higher debt repayments ($1,032 million in 2002 compared to $792 million in 2001) and lower net financings ($775 million in 2002 compared to $819 million in 2001), partly offset by an increase in the proceeds from the exercise of stock options ($121 million in 2002 compared to $48 million in 2001).

     Including the Convertible Preferred Stock as an equity instrument, the ratio of debt to total capital employed was 39.6% at September 30, 2002 compared to 42.2% at December 31, 2001.

     For the three and nine months ended September 30, 2002, the Corporation's ratio of earnings to fixed charges was 4.8 and 3.8, respectively, compared to
3.2 and 2.9 for the three and nine month periods ended September 30, 2001. The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As described in the notes to the Consolidated Financial Statements and as referenced in the tables below, the Corporation has contractual obligations and commercial commitments that may affect the financial condition of the Corporation. However, based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Corporation, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Corporation's financial condition, results of operations or liquidity. In addition, the commercial obligations, financings and commitments made by the Corporation are customary transactions, which are similar to those of other comparable industrial corporations, particularly within the transportation industry.

     The following tables identify material obligations and commitments as of September 30, 2002:


                                                                       Payments Due by Period
                                                          --------------------------------------------------
Contractual Obligations                                      Less Than                                 After
Millions of Dollars                            Total         1 Year       2-3 Years     4-5 Years    5 Years
------------------------------------------------------------------------------------------------------------
Debt [a] .............................       $ 6,386       $   181       $ 1,279       $   662       $ 4,264
Operating leases .....................         3,280           420           726           608         1,526
Capital lease obligations [b] ........         2,487           198           411           381         1,497
Unconditional purchase obligations [c]           392           261           131          --            --
------------------------------------------------------------------------------------------------------------
Total contractual obligations ........       $12,545       $ 1,060       $ 2,547       $ 1,651       $ 7,287
------------------------------------------------------------------------------------------------------------

[a]   Excludes capital lease obligations of $1,488 million.

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

                                                                  Amount of Commitment Expiration
                                                                             Per Period
                                                              ---------------------------------------------
                                                   Total         Less
Other Commercial Commitments                     Amounts         Than                                After
Millions of Dollars                            Committed       1 Year    2-3 Years   4-5 Years     5 Years
-----------------------------------------------------------------------------------------------------------
Credit facilities ..............                 $1,875       $  875       $1,000        $  --       $   --
Convertible preferred securities                  1,500           --           --           --        1,500
Sale of receivables ............                    600          600           --           --           --
Guarantees [a] .................                    347           16           23           14          294
Standby letters of credit ......                     64           64           --           --           --
-----------------------------------------------------------------------------------------------------------
Total commercial commitments ...                 $4,386       $1,555       $1,023       $   14       $1,794
-----------------------------------------------------------------------------------------------------------

[a]   Includes guaranteed obligations of affiliated operations.

FINANCING ACTIVITIES

CREDIT FACILITIES - On September 30, 2002, the Corporation had $1.875 billion in revolving credit facilities available, of which $875 million expires in March 2003, with the remaining $1.0 billion expiring in 2005. The credit facility for $875 million includes $825 million that was entered into during March 2002 and $50 million entered into during June 2002. The $1.0 billion credit facility was entered into during March 2000. The credit facilities are designated for general corporate purposes and none of the credit facilities were used as of September 30, 2002. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers.

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

     The Corporation filed a new $1.0 billion shelf registration statement, which became effective in July 2002. Under the new shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. At September 30, 2002, the Corporation had $1.0 billion remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities.

      During June 2002, UPRR entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $126 million and is included in the Consolidated Statements of Financial Position as debt.

OTHER MATTERS

COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, contingent liabilities and guarantees is set forth in note 7 to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

PENSIONS - During the second quarter of 2002, the Corporation decreased its assumed rate of return on pension plan assets from 10% to 9%. This assumption change resulted in an increase to 2002 pension expense of $22 million. In addition, due to declines on plan assets, a minimum pension liability adjustment will be recorded during the fourth quarter of 2002. This adjustment will result in a reduction of common shareholders' equity. Based upon actual asset returns through October 31, 2002, the Corporation expects the reduction in equity to be approximately $200 million, after tax (less than 2% of total equity).

      Overnite voluntarily contributed $35 million to its pension plan during 2002. The Railroad voluntarily contributed $50 million to its pension plan in November of 2002.

DIVIDEND RECEIVABLE - The Corporation owns a 26% interest in Grupo Ferroviario Mexicano, S.A. de C.V. (GFM). GFM operates a major railway system in Mexico. During the third quarter of 2002, the Corporation recorded a dividend from GFM of approximately $118 million. As of September 30, 2002, the dividend is reflected as a receivable in the Corporation's Consolidated Statements of Financial Position. The dividend is accounted for as a reduction to investments in and advances to affiliated companies in the Consolidated Statements of Financial Position as of September 30, 2002 and creates no effect on the Corporation's Consolidated Statements of Income. Subsequent to September 30, 2002, the Corporation received approximately $20 million of the dividend receivable.

WEST COAST PORT DISRUPTION - During September of 2002, the labor dispute between the International Longshoreman and Warehouse Union (ILWU) and the Pacific Maritime Association escalated and resulted in work slow-downs and a lockout of the ILWU dockworkers for four days at the end of the third quarter that continued for nine days into the fourth quarter. The Corporation expects the negative impact on earnings to range between 5 cents and 10 cents per diluted share in the fourth quarter of 2002; however, the actual results may differ depending on how quickly the congestion at the ports can be resolved.

END OF TEAMSTERS STRIKE AT OTC - As previously reported on the Corporation's Annual Report on Form 10-K for the period ended December 31, 2001, the International Brotherhood of Teamsters Union (Teamsters) called a strike on October 24, 1999. The strike has continued since 1999, with the number of affected employees representing less than 3% of OTC's work force. On October 24, 2002, the Teamsters unconditionally ended their three year walkout. The termination of the walkout will not significantly impact OTC's financial results in future periods.

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

      In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Management is in the process of evaluating the impact this standard may have on the Corporation's Consolidated Financial Statements.

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

     Important factors that could affect the Corporation's and its subsidiaries' future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to:

      - whether the Corporation and its subsidiaries are fully successful in implementing their financial and operational initiatives;

      -     industry competition, conditions, performance and consolidation;

      - legislative and regulatory developments, including possible enactment of initiatives to re-regulate the rail business;

      -     natural events such as severe weather, fire, floods and earthquakes;

      - the effects of adverse general economic conditions, both within the United States and globally;

      -     changes in fuel prices;

      -     changes in labor costs;

      - any adverse economic or operational repercussions from terrorist activities and any governmental response thereto;

      -     labor stoppages; and

      - the outcome of claims and litigation, including those related to environmental contamination, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes.

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

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer
(CEO) and Executive Vice President - Finance (EVP - Finance), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the CEO and the EVP - Finance concluded that the Corporation's disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings.

      Additionally, the CEO and EVP - Finance determined that there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's internal controls subsequent to the date of their most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

The United States Environmental Protection Agency, Region 9, has filed two administrative complaints against UPRR, during the third quarter, the first of which alleges that the Railroad violated the Clean Water Act in 1997 by discharging dredged or fill materials into the Carpenteria Salt Marsh in Santa Barbara County, California, and seeks civil penalties from the Railroad in an amount up to $137,500. The second complaint alleges that the Railroad violated the Clean Water Act in 1999 by discharging dredged or fill materials into Laguna Creek, in Santa Barbara County, California without a Section 404 permit and likewise seeks civil penalties up to $137,500. UPRR disputes the allegations set forth in these complaints and intends to defend the matters in any subsequent administrative proceedings.

      The South Coast Air Quality Management District has filed an action against Union Pacific Railroad in the Los Angeles County Superior Court, in which it seeks civil penalties in an amount up to $225,000 from the Railroad. The complaint alleges that Union Pacific Railroad has violated certain provisions of the California Health and Safety Code and District rules, as a result of air emissions from idling diesel locomotives in Los Angeles, California. The complaint further alleges that the Railroad has violated the California Health and Safety Code and District rules as a result of fugitive dust emissions from railroad property located in Colton, California. Union Pacific Railroad disputes the allegations of the complaint and maintains that the claims relating to idling locomotives are preempted by federal law. The Railroad intends to defend against the claims made by the District in this action.

OTHER MATTERS

Western Resources (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. The motion for leave to amend was denied by the magistrate on March 11, 2002, whose decision was affirmed by the judge on May 30, 2002. The matter went to trial before a jury on August 20, 2002. On September 12, 2002, the jury returned a verdict finding that the contract had not been breached by the railroads, and the judgment dismissing the case was entered by the court on September 16, 2002.

Western filed a motion for new trial on September 30, 2002, which the railroads believe will be unsuccessful. UPRR and BNSF filed a response opposing the motion for a new trial on October 15, 2002, and will vigorously defend this and all other post-trial efforts by Western to overturn the jury verdict.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            Exhibits are listed in the exhibit index on page 31.

      (b)   REPORTS ON FORM 8-K

            On July 18, 2002, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the second quarter of 2002.

            On August 8, 2002, UPC filed a Current Report on Form 8-K regarding the filing of statements made by its principal executive officer and principal financial officer pursuant to an order issued by the SEC to approximately 1,000 U.S. companies, on June 27, 2002.

            On October 24, 2002, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the third quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002

                                         UNION PACIFIC CORPORATION
                                         (Registrant)

                                         By  /s/ James R. Young
                                             -----------------------------
                                             James R. Young,
                                             Executive Vice President - Finance
                                             (Principal Financial Officer)

                                         By  /s/ Richard J. Putz
                                             -----------------------------
                                             Richard J. Putz,
                                             Vice President and Controller
                                             (Principal Accounting Officer)

                                  CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER

I, Richard K. Davidson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Union Pacific Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 13, 2002

                                              /s/ Richard K. Davidson
                                              --------------------------------
                                              Richard K. Davidson
                                              Chairman, President and
                                              Chief Executive Officer
                                              Union Pacific Corporation

                                  CERTIFICATION
                         OF PRINCIPAL FINANCIAL OFFICER

I, James R. Young, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Union Pacific Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 13, 2002

                                            /s/ James R. Young
                                            -----------------------------------
                                            James R. Young
                                            Executive Vice President - Finance
                                            Union Pacific Corporation

                            UNION PACIFIC CORPORATION
                                  EXHIBIT INDEX

 Exhibit No.           Description of Exhibits Filed with this Statement

    12(a) Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2002 and 2001

    12(b) Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2002 and 2001

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