Form 10-K
period 2002-12-31
UNION PACIFIC CORP
filed 2003-02-21
CIK 100885

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    (Mark One)
        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to
                                          ----------    ------------
                         COMMISSION FILE NUMBER 1-6075

                           UNION PACIFIC CORPORATION
             (Exact name of registrant as specified in its charter)

                   UTAH                                      13-2626465
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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    Yes X   No
                                       ---    ---


   As of January 31, 2003, the aggregate market value of the registrant's Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was approximately $14,162,321,688.

   The number of shares outstanding of the registrant's Common Stock as of January 31, 2003, was 253,834,768.

================================================================================

Documents Incorporated by Reference - Portions of the registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on April 18, 2003, have been incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS
                            UNION PACIFIC CORPORATION


                                                      PART I

Item 1.     Business...................................................................................  3

            Risk Factors...............................................................................  6

Item 2.     Properties.................................................................................  7

Item 3.     Legal Proceedings..........................................................................  9

Item 4.     Submission of Matters to a Vote of Security Holders........................................ 12

            Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries...... 12

                                                      PART II

Item 5.     Market for the Registrant's Common Stock and Related Shareholder Matters................... 14

Item 6.     Selected Financial Data.................................................................... 14

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...... 15

            Cautionary Information..................................................................... 33

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk................................. 34

Item 8.     Financial Statements and Supplementary Data................................................ 35

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure...... 60

                                                     PART III

Item 10.    Directors and Executive Officers of the Registrant......................................... 61

Item 11.    Executive Compensation..................................................................... 61

Item 12.    Security Ownership of Certain Beneficial Owners and Management............................. 61

Item 13.    Certain Relationships and Related Transactions............................................. 62

Item 14.    Controls and Procedures.................................................................... 62

                                                      PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K............................ 63

            Signatures................................................................................. 64

            Certifications............................................................................. 65

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

   A copy of this Annual Report on Form 10-K, as well as the Corporation's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet at the Corporation's website www.up.com/investors. The reference to the Corporation's website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

   The Corporation operates primarily in the areas of rail transportation, through its indirect wholly owned subsidiary Union Pacific Railroad Company (UPRR or the Railroad), and trucking, which includes Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo) as of November 30, 2001, both operating as separate and distinct subsidiaries of Overnite Corporation (Overnite), an indirect wholly owned subsidiary of UPC. The details of strategic transactions in recent years are as follows:

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

MOTOR CARGO - The Corporation entered into an Agreement and Plan of Merger, dated October 15, 2001 (the Agreement), with Motor Cargo, a Utah corporation, and Motor Merger Co., a Utah corporation and wholly owned subsidiary of UPC, pursuant to which, the Corporation agreed to offer to exchange for each share of Motor Cargo common stock, no par value (Motor Cargo Stock), at the election of the holder, either 0.26 of a share of common stock, par value $2.50 per share, of the Corporation or $12.10 in cash. As a result of the exchange offer, UPC acquired 99.7% of Motor Cargo Stock as of November 30, 2001, and therefore, Motor Cargo's results of operations were consolidated with the Corporation subsequent to November 30, 2001. The Corporation utilized approximately 1.7 million shares of UPC common stock in the exchange. In February 2002, the Corporation completed the acquisition of the remaining shares of Motor Cargo Stock, and Motor Merger Co. was merged with Motor Cargo leaving Motor Cargo as the surviving corporation. After completion of the merger, the trucking segment of the Corporation now includes OTC and Motor Cargo operating as separate and distinct companies under Overnite. Under the purchase method of accounting, the purchase price was approximately $90 million, including assumed liabilities.

OPERATIONS

Union Pacific Corporation consists of two reportable segments, rail and trucking, as well as UPC's other product lines (Other). The rail segment includes the operations of UPRR and UPRR's subsidiaries and rail affiliates (collectively, the Railroad). The trucking segment includes OTC and Motor Cargo, as of November 30, 2001, both operating as separate and distinct subsidiaries of Overnite. The Corporation's other product lines are comprised of the corporate holding company (which largely supports the Railroad), self-insurance activities, technology companies and all appropriate consolidating entries (see note 1 to the Consolidated Financial Statements, Item 8).

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

EMPLOYEES - Approximately 87% of the Railroad's nearly 47,000 employees are represented by 14 major rail unions. National negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999. In May 2001, the Brotherhood of Maintenance of Way Employees (BMWE) ratified a five-year agreement, which included provisions for an annual wage increase (based on the consumer price index) and progressive health and welfare cost sharing. In August 2002, the carriers reached a five year agreement with the United Transportation Union (UTU) for annual wage increases as follows: 4.0% July 2002, 2.5% July 2003, and 3.0% July 2004. The agreement also established a process for resolving the health and welfare cost sharing issue through arbitration and also provided for the operation of remote control locomotives by trainmen. The Brotherhood of Locomotive Engineers (BLE) challenged the remote control feature of the UTU Agreement and a recent arbitration decision held that operation of remote control by UTU members in terminals does not violate the BLE agreement. In November 2002, the International Brotherhood of Boilermakers and Blacksmiths (IBB) reached a five year agreement following the UTU wage pattern. In January 2003, an arbitration award was rendered establishing wage increases and health and welfare employee cost sharing for the Transportation Communications International Union (TCU). Contract discussions with the remaining unions are either in negotiation or mediation. Also during 2002, the National Mediation Board ruled against the UTU on its petition for a single operating craft on the Kansas City Southern Railroad. The BLE is now working on a possible merger with the International Brotherhood of Teamsters (Teamsters).

TRUCKING

OPERATIONS - The trucking segment includes the operations of OTC and Motor Cargo. OTC is a major interstate trucking company specializing in less-than-truckload (LTL) shipments. OTC serves all 50 states and portions of Canada and Mexico through 170 service centers located throughout the United States providing regional, inter-regional and long haul service. OTC transports a variety of products including machinery, tobacco, textiles, plastics, electronics and paper products. Motor Cargo is a western regional LTL carrier that provides comprehensive service throughout 10 western states. Motor Cargo transports general commodities including consumer goods, packaged foodstuffs, industrial and electronic equipment and auto parts. OTC and Motor Cargo experience intense service and price competition from regional, inter-regional and national LTL carriers and, to a lesser extent, from truckload carriers, railroads and overnight delivery companies. Major competitors include US Freightways and CNF Inc. OTC and Motor Cargo believe they are able to compete effectively in their markets by providing high quality, customized service at competitive prices.

EMPLOYEES - During 2002, OTC continued to oppose the efforts of the Teamsters to unionize OTC service centers. On February 11, 2002, the United States Court of Appeals for the Fourth Circuit, sitting as a full panel, refused to enforce four bargaining orders issued by the National Labor Relations Board (NLRB) that would have required OTC to bargain with the Teamsters, even though the Teamsters lost secret ballot elections. Subsequently, the NLRB moved for a judgment against itself to reverse the seven other bargaining orders it had issued, and the Fourth Circuit entered that judgment. On October 11, 2002, the NLRB's General Counsel dismissed a charge the Teamsters had filed in August 2001 alleging that OTC had been bargaining in bad faith. OTC has not reached any collective bargaining agreement with the Teamsters. On October 24, 2002, the Teamsters ended the national strike they had called against OTC three years earlier.

   The Teamsters' eight-year campaign to organize OTC's service centers has become almost entirely dormant, and since October 2002, the Teamsters have lost rights to represent 41% of the approximately 2,100 employees they had organized. The Teamsters had become the bargaining representative of the employees at 26 of OTC's 170 service centers, but the employees at 17 of these locations recently have voted to decertify the Teamsters, and the NLRB has officially approved the votes in 14 of those locations. Decertification petitions are pending at four other service centers. Only a single representation petition currently is pending, but due to strike violence charges pending against the Teamsters, the NLRB has blocked the Teamsters' efforts to precipitate an election. In all, the Teamsters currently represent approximately 10% of OTC's 12,534 employees.

   Employees at two Motor Cargo service centers located in North Salt Lake, Utah and Reno, Nevada, representing approximately 11% of Motor Cargo's total work force at 33 service centers, are covered by two separate collective bargaining agreements with unions affiliated with the Teamsters. Although the agreements cover most of the employees at these two facilities, less than half of these covered employees are actual members of unions.

OTHER PRODUCT LINES

OTHER - Included in the other product lines are the results of the corporate holding company, self-insurance activities, technology companies and all appropriate consolidating entries.

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

   The DOT and the Occupational Safety and Health Administration, along with other federal agencies, have jurisdiction over certain aspects of safety, movement of hazardous materials, movement and disposal of hazardous waste and equipment standards. Various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

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

   CERCLA imposes strict liability on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment. It also imposes strict liability on the generators of such waste and the transporters of the waste who select the disposal or treatment sites. Liability may include cleanup costs incurred by third persons and damage to publicly owned natural resources. The Corporation is subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed of or as a generator or a transporter of hazardous substances disposed of at other locations. Some states have enacted, and other states are considering enacting, legislation similar to CERCLA. Certain provisions of these acts are more stringent than CERCLA. States that have passed such legislation are currently active in designating more facilities as requiring cleanup and further assessment.

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

   Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Costs, Item 7, and in note 10 to the Consolidated Financial Statements, Item 8.

RISK FACTORS

Competition - The Corporation is subject to price and service competition from other railroads, which operate parallel routes in many of UPRR's traffic corridors, in addition to operations providing other modes of transportation, including motor carriers, ships, barges and pipelines. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. While the Railroad must build or acquire and maintain its rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality of these alternative modes of transportation in the locations in which the Railroad operates, or legislation granting materially greater latitude for motor carriers with respect to size or weight limitations, could have a material adverse effect on the results of operations, financial condition and liquidity.

Governmental Regulation - The Corporation is subject to governmental regulation by a significant number of federal, state and local regulatory authorities with respect to both the railroad and trucking operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the financial statements. Regulatory authorities may change the legislative framework within which the Corporation operates without providing the Corporation any recourse for any adverse effects that the change may have on the business. Also, some of the regulations require the Corporation to obtain and maintain various licenses, permits and other authorizations, and the Corporation cannot assure that it will continue to be able to do so.

Environmental Laws and Regulations - The Corporation's operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to water and the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Corporation may be subject to allegations or findings to the effect that it has violated, or is strictly liable under, these laws or regulations. The Corporation could incur significant costs as a result of any of the foregoing and may be required to incur significant expenses to investigate and remediate environmental contamination.

Fuel Costs - Fuel costs constitute a significant portion of transportation expenses. Diesel fuel prices are subject to dramatic fluctuations. Significant price increases may have a material adverse effect on the Corporation's operating results. Additionally, fuel prices and supplies are influenced significantly by international political and economic circumstances. If a fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports or otherwise, higher fuel prices and any subsequent price increases would materially affect the Corporation's results of operations, financial condition and liquidity.

Labor Unions - The Corporation is a party to collective bargaining agreements and ongoing negotiations with various labor unions in the United States. Disputes with regard to the terms of these agreements or the Corporation's potential inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, the Corporation could experience a significant disruption of its operations and higher ongoing labor costs.

General Economic Conditions - Several of the commodities transported by both the Railroad and trucking segments come from industries with cyclical business operations. As a result, prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities carried by the Corporation may have an adverse effect on the results of operations, financial condition and liquidity.

Weather - Severe weather conditions and other natural phenomena, including earthquakes and floods, may cause significant business interruptions and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on the results of operations, financial condition and liquidity.

Supplier Risk - The Corporation is dependent on two key suppliers of locomotives. Due to the capital intensive nature and sophistication of this equipment, there are strong barriers of entry to new suppliers. Therefore, if one of these suppliers would no longer produce locomotives, the Corporation could realize a significant increase in the cost and the potential for reduced availability of the locomotives that are necessary to its operations.

Claims and Lawsuits - The nature of the Corporation's business exposes it to the potential for various claims and litigation related to labor and employment, personal injury and occupational illness, property damage, environmental and other matters. Therefore, the Corporation may be subject to claims or litigation that could involve significant expenditures.

Future Acts of Terrorism or War or Risk of War - Terrorist attacks, such as those that occurred on September 11, 2001, any government response thereto and war or risk of war may adversely affect the Corporation's results of operations, financial condition, the ability to raise capital or the Corporation's future growth. The Corporation's rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on the operating results and financial condition. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets which could restrict the Corporation's ability to raise capital. In addition, insurance premiums charged for some or all of the coverages currently maintained by the Corporation could increase dramatically or certain coverages may not be available in the future.

ITEM 2. PROPERTIES

The Corporation's primary real estate, equipment and other property (properties) are owned or leased to support its rail and trucking operations. The Corporation believes that its properties are in good condition and adequate for current operations. The rail and trucking segments operate facilities and equipment designated for both the maintenance and repair of their respective property, including locomotives, rail cars, tractors and trailers and other equipment, and for monitoring such maintenance and repair work. The facilities include rail yards, intermodal ramps and maintenance shops throughout the rail system and service centers operated by the trucking segment. Additionally, the Corporation had approximately $1.9 billion in capital expenditures during 2002 for, among other things, building and maintaining track, structures and infrastructure, upgrading and augmenting equipment and implementing new technologies. See the capital expenditures table in Item 7.

   Certain of the Corporation's properties are subject to federal, state and local provisions involving the protection of the environment. See discussion of environmental issues in Other Information, Item 1, Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Costs, Item 7, and in note 10 to the Consolidated Financial Statements, Item 8. See also notes 1, 3, 5 and 6 to the Consolidated Financial Statements, Item 8, for additional information regarding the Corporation's properties.

RAIL OPERATIONS

TRACK - The Corporation's rail operations utilize over 33,000 main line and branch line route miles in 23 states in the western two-thirds of the United States. The Corporation owns 27,400 route miles with the remainder of route miles operated under trackage rights or leases. As of and for the years ending December 31, 2002, 2001, and 2000, route miles operated and track miles installed and replaced are as follows:

  Miles                                                       2002         2001         2000
  -----                                                     --------     --------     --------
  Main line ...........................................       27,504       27,553       26,914
  Branch line .........................................        5,637        6,033        6,121
  Yards, sidings and other main lines .................       21,760       21,669       21,564
                                                            --------     --------     --------
  Total ...............................................       54,901       55,255       54,599
                                                            --------     --------     --------
  Track miles of rail installed and replaced:
     New ..............................................          783          857          943
     Used .............................................          330          388          242
  Ties installed and replaced (000) ...................        4,531        3,648        3,332
                                                            --------     --------     --------

EQUIPMENT - The Corporation's primary rail equipment as of and for the years ending December 31, 2002, 2001 and 2000, consisted of the following:


  Equipment                                                   2002         2001         2000
  ---------                                                 --------     --------     --------
  Owned or leased at year-end:
  Locomotives ............................................     7,094        6,886        7,007
  Freight cars:
     Covered hoppers .....................................    30,602       33,901       37,607
     Boxcars .............................................    15,040       15,561       18,342
     Open-top hoppers ....................................    15,891       17,202       18,683
     Gondolas ............................................    14,793       15,431       17,480
     Other ...............................................    14,551       14,681       16,557
  Work Equipment .........................................     6,950        6,950        6,616
                                                            --------     --------     --------
  Purchased or leased during the year:
     Locomotives .........................................       530          500          451
     Freight cars ........................................     3,823          793        1,082
                                                            --------     --------     --------
  Average age of equipment (years):
     Locomotives .........................................      14.4         14.9         14.9
     Freight cars ........................................      21.9         22.5         20.9
                                                            --------     --------     --------

TRUCKING OPERATIONS

Properties related to trucking operations consist primarily of service centers and tractor and trailer equipment. The following table provides the number of tractors, trailers and service centers owned or leased within the trucking operations:


  Equipment and Service Centers                               2002         2001         2000
  -----------------------------                             --------     --------     --------
  Owned or leased at year-end:
     Tractors .........................................        6,085        5,816        5,408
     Trailers .........................................       21,597       21,504       18,586
     Straight trucks ..................................          147          138           74
     Automobiles and service units ....................          198          191          166
     Service centers ..................................          203          199          166
                                                            --------     --------     --------
  Average age of equipment (years):
     Tractors .........................................          6.4          6.4          6.6
     Trailers .........................................         10.5          9.7         10.1
                                                            --------     --------     --------

ITEM 3. LEGAL PROCEEDINGS

SHAREHOLDER LITIGATION

As previously reported, a purported derivative action was filed by nine individuals, seven of whom are members of the Teamsters, on behalf of the Corporation on June 21, 2001, in the Chancery Court of Shelby County, Tennessee, naming as defendants current and certain former directors of the Corporation and various present and former officers and employees of OTC, as well as OTC, and, as a nominal defendant, the Corporation. The derivative action alleged, among other things, that the named defendants breached their fiduciary duties to the Corporation, wasted its assets and mismanaged OTC by opposing the efforts of the Teamsters to organize the employees of OTC. Plaintiffs claimed that the "anti-union" campaign allegedly waged by the defendants cost millions of dollars and caused a substantial decline in the value of OTC. On July 31, 2001, the defendants filed a motion to dismiss the action on various grounds, and on July 1, 2002, the court granted the defendants' motion and dismissed the derivative action on procedural grounds. The plaintiffs have filed an appeal with the Tennessee Court of Appeals. The Corporation and the defendants will vigorously defend this appeal and any other efforts by the plaintiffs.

ENVIRONMENTAL MATTERS

As previously reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, a UPRR train carrying hazardous materials derailed on May 27, 2000 near Eunice, Louisiana, resulting in the evacuation of approximately 3,500 residents of the surrounding area and numerous claims for personal injury, property damage and business interruption. Following the incident, forty lawsuits were filed in various courts, and thirty-eight of those cases were consolidated in the United States District Court for the District of Western Louisiana. The remaining two cases were filed in the State District Court in Baton Rouge, Louisiana, and are being coordinated with the federal cases. After the federal District Court certified a class of over 20,000 potential claimants, the Railroad appealed to the Unites States Court of Appeals for the Fifth Circuit. The plaintiffs agreed to stay the appeal to facilitate settlement negotiations, which are ongoing. While it is not possible to predict the ultimate outcome of these proceedings, the Railroad believes it has substantial defenses. Although losses exceed the self-insured retention amounts, the Railroad believes its insurance coverage is adequate to cover material damage claims or settlement amounts.

   As previously reported in the Corporation's Annual Report on Form 10-K for 2001, on January 30, 2002, the Louisiana Department of Environmental Quality
(LDEQ) issued to the Railroad a notice of a proposed penalty assessment in the amount of $195,700 in connection with the release of water potentially impacted by the derailment of a train near Eunice, Louisiana, as discussed above. The Railroad previously met with the LDEQ regarding this matter to present documentation indicating that no penalty should be assessed. The Railroad has filed suit against the LDEQ in Louisiana State District Court challenging the penalty.

   As previously reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, the District Attorneys of Merced, Madera and Stanislaus counties in the State of California threatened to file criminal charges against the Railroad in connection with the release of calcium oxide
(lime), which leaked from an unidentified railcar between

Chowchilla and Sacramento, California, on December 27, 2001, and another incident in which lime leaked from a railcar between Chowchilla and Stockton, California, on February 21, 2002. On December 20, 2002, the District Attorney of Stanislaus county filed criminal charges against the Railroad, and on December 23, 2002, the District Attorneys of Merced and Madera counties filed criminal charges against the Railroad relating to these incidents. They contend that criminal violations occurred by virtue of the alleged failure by the Railroad to timely report the release of a hazardous material, its alleged disposal of hazardous waste and the alleged release of material into the waters of the State of California. The District Attorneys of San Joaquin and Sacramento Counties are still evaluating these incidents, as well as other alleged releases. The Railroad disputes both the factual and legal bases for these claims and intends to vigorously defend any action that might be filed.

   As previously reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, the United States Environmental Protection Agency, Region 9, has filed two administrative complaints against UPRR, the first of which alleges that the Railroad violated the Clean Water Act in 1997 by discharging dredged or fill materials into the Carpenteria Salt Marsh in Santa Barbara County, California, and seeks civil penalties from the Railroad in an amount up to $137,500. The second complaint alleges that the Railroad violated the Clean Water Act in 1999 by discharging dredged or fill materials into Laguna Creek, in Santa Barbara County, California, without a Section 404 permit and likewise seeks civil penalties up to $137,500. UPRR disputes the allegations set forth in these complaints and intends to defend the matters in any subsequent administrative proceedings.

   As previously reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, the South Coast Air Quality Management District has filed an action against the Railroad in the Los Angeles County Superior Court, in which it seeks civil penalties in an amount up to $225,000 from the Railroad. The complaint alleges that the Railroad has violated certain provisions of the California Health and Safety Code and District rules, as a result of air emissions from idling diesel locomotives in Los Angeles, California. The complaint further alleges that the Railroad has violated the California Health and Safety Code and District rules as a result of fugitive dust emissions from railroad property located in Colton, California. The Railroad disputes the allegations of the complaint and maintains that the claims relating to idling locomotives are preempted by federal law. The Railroad has reached an agreement to settle these claims for a payment of $25,500 in penalties.

   As previously reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, on April 26, 2002, UPRR received written notice of a proposed $250,000 penalty from the Illinois Environmental Protection Agency relating to a collision between trains from Conrail and the Railroad. The collision occurred near Momence, Illinois, on March 23, 1999 when an eastbound Conrail train failed to stop at a signal and struck a UPRR train that was properly occupying a crossing. The collision resulted in a release of diesel fuel from the fuel tanks of a Union Pacific locomotive, which was promptly reported and remediated. The Railroad received notice in January 2003 that the amount of the proposed penalty, including oversight costs has been reduced to $127,000. The Railroad will vigorously oppose this proposed penalty.

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

   Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Costs, Item 7, and in note 10 to the Consolidated Financial Statements, Item 8.

OTHER MATTERS

As previously reported, Western Resources, Inc. (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern and Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. The matter went to trial before a jury on August 20, 2002. On September 12, 2002, the jury returned a verdict finding that the contract had not been breached by the railroads, and the judgment dismissing the case was entered by the court on September 16, 2002. Western filed a motion for new trial on September 30, 2002, which the railroads believe will be unsuccessful. UPRR and BNSF filed a response opposing the motion for a new trial on October 15, 2002, and Western filed its reply on October 28, 2002. UPRR and BNSF will vigorously defend this and all other post-trial efforts by Western to overturn the jury verdict.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT AND PRINCIPAL EXECUTIVE OFFICERS OF SUBSIDIARIES

                                                                                                      Business
                                                                                                     Experience
                                                                                                  During Past Five
          Name                                       Position                             Age           Years
          ----                                       --------                             ---     ----------------
Richard K. Davidson        Chairman, President and Chief Executive Officer of UPC         61      Current Position
                           and Chairman and Chief  Executive Officer of the Railroad

James R. Young             Executive Vice President-Finance of UPC and                    50            (1)
                           Chief Financial Officer of the Railroad

L. Merill Bryan, Jr.       Senior Vice President and Chief Information Officer            58     Current Position

Charles R. Eisele          Senior Vice President-Strategic Planning                       53            (2)

Robert M. Knight, Jr.      Senior Vice President-Finance                                  45            (3)

Barbara W. Schaefer        Senior Vice President-Human Resources                          49     Current Position

Robert W. Turner           Senior Vice President-Corporate Relations                      53            (4)

Carl W. von Bernuth        Senior Vice President, General Counsel and Secretary           59     Current Position

Bernard R. Gutschewski     Vice President-Taxes                                           52            (5)

Mary E. McAuliffe          Vice President-External Relations                              57     Current Position

Richard J. Putz            Vice President and Controller                                  55            (6)

Mary Sanders Jones         Vice President and Treasurer                                   50            (7)

Ivor J. Evans              President and Chief Operating Officer of the Railroad          60            (8)

James V. Dolan             Vice Chairman of the Board of the Railroad                     64            (9)

Dennis J. Duffy            Executive Vice President-Operations of the Railroad            52           (10)

John J. Koraleski          Executive Vice President-Marketing and Sales of the Railroad   52           (11)

R. Bradley King            Executive Vice President-Network Design and                    54           (12)
                           Integration of the Railroad

Leo H. Suggs               Chairman of Overnite and Chairman and                          63           (13)
                           Chief Executive Officer of OTC

EXECUTIVE OFFICERS OF THE REGISTRANT AND PRINCIPAL EXECUTIVE OFFICERS OF SUBSIDIARIES

(Continued)

(1) Mr. Young was elected Executive Vice President-Finance of UPC and Chief Financial Officer of the Railroad effective December 1, 1999. He was elected Controller of UPC and Senior Vice President-Finance of the Railroad effective March 1999 and Senior Vice President-Finance of UPC effective June 1998. He served as Treasurer of the Railroad from June 1998 to March 1999. He was Vice President-Customer Service Planning and Quality of the Railroad from April 1998 to June 1998 and Vice President-Quality and Operations Planning prior thereto.

(2) Mr. Eisele was elected to his current position effective October 1, 2001. He was Vice President-Strategic Planning and Administration from March 1999 to October 2001 and Vice President-Strategic Planning for the Railroad prior thereto.

(3) Mr. Knight was elected to his current position effective February 1, 2002. He was Vice President and General Manager Autos for the Railroad from June 2000 to February 1, 2002, Vice President and General Manager Energy for the Railroad from March 1999 to June 2000 and Vice President Quality and Administration for UPC prior thereto.

(4) Mr. Turner was elected to his current position effective August 2000. Prior thereto, he was Vice President-Public Affairs of Champion International Corporation, a paper and forest products company.

(5) Mr. Gutschewski was elected Vice President-Taxes effective August 1998. Prior thereto, he was Assistant Vice President-Tax and Financial Management of the Railroad.

(6) Mr. Putz was elected Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad effective December 1, 1999. Prior thereto, he was Assistant Vice President and Controller of the Railroad.

(7) Ms. Sanders Jones was elected to her current position effective March 1999. She served as Vice President-Investor Relations from June 1998 to March 1999. Prior thereto, she was Assistant Vice President-Treasury and Assistant Treasurer of UPC.

(8) Mr. Evans was elected to his current position effective September 1998. Prior thereto, he was Senior Vice President of Emerson Electric Company, a company engaged in the design, manufacture and sale of electrical, electromechanical, and electronic products and systems.

(9) Mr. Dolan was elected to his current position effective September 1, 2002. Prior thereto he was Vice President-Law of the Railroad.

(10) Mr. Duffy was elected to his current position effective September 1998. He was Senior Vice President-Safety Assurance and Compliance Process prior thereto.

(11) Mr. Koraleski was elected to his current position effective March 1999. He served as Controller of UPC from August 1998 to March 1999 and prior thereto as Executive Vice President-Finance of the Railroad.

(12) Mr. King was elected to his current position effective September 1998. He was Executive Vice President-Operations prior thereto.

(13) Mr. Suggs was elected Chairman of Overnite effective February 14, 2002. He continues to serve as Chairman and Chief Executive Officer of OTC.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

The common stock of the Corporation is traded on the New York Stock Exchange under the symbol "UNP". The following table sets forth, for the quarters indicated, the dividends declared and the high and low sales prices of the Corporation's common stock.

  2002 - Dollars Per Share             Mar. 31      June 30      Sep. 30      Dec. 31
  ------------------------             --------     --------     --------     --------
Dividends ........................     $   0.20     $   0.20     $   0.20     $   0.23
Common stock price:
   High ..........................        65.15        64.97        64.87        62.15
   Low ...........................        56.01        54.54        53.00        54.95
                                       --------     --------     --------     --------
2001 - Dollars Per Share
Dividends ........................     $   0.20     $   0.20     $   0.20     $   0.20
Common stock price:
   High ..........................        57.10        60.70        58.24        57.50
   Low ...........................        48.81        50.00        43.75        44.60
                                       --------     --------     --------     --------

   At January 31, 2003, there were 253,834,768 shares of outstanding common stock and approximately 34,184 common shareholders of record. At that date, the closing price of the common stock on the New York Stock Exchange was $57.06. The Corporation has paid dividends to its common shareholders during each of the past 103 years. In the fourth quarter of 2002, the Board of Directors voted to increase the quarterly dividends by 15% to 23 cents per share. The Corporation declared dividends of $210 million in 2002 and $199 million in 2001. The Corporation is subject to certain restrictions related to the payment of cash dividends. The amount of retained earnings available for dividends under the most restrictive test was $5.2 billion and $4.1 billion at December 31, 2002 and 2001, respectively.

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

Millions of Dollars, Except Per Share Amounts, Ratios and Employee Statistics
                                     2002[b]    2001    2000[c]    1999    1998[d]    1997      1996      1995    1994[e]  1993[f]
                                     -------  --------  -------  --------  -------  --------  --------  --------  -------  -------
FOR THE YEAR ENDED DECEMBER 31[a]
  Operating revenue ...............   12,491    11,973   11,878    11,237   10,514    11,079     8,786     7,486    6,492    6,002
  Operating income (loss) .........    2,324     2,072    1,903     1,804     (171)    1,144     1,432     1,242    1,145    1,015
  Income (loss) [g] ...............    1,341       966      842       783     (633)      432       733       619      568      412
  Net income  (loss) ..............    1,341       966      842       810     (633)      432       904       946      546      530
  Per share - basic:
     Income (loss) [g] ............     5.32      3.90     3.42      3.17    (2.57)     1.76      3.38      3.02     2.77     2.01
     Net income (loss) ............     5.32      3.90     3.42      3.28    (2.57)     1.76      4.17      4.62     2.66     2.59
  Per share - diluted:
     Income (loss) [g] ............     5.05      3.77     3.34      3.12    (2.57)     1.74      3.36      3.01     2.76     2.00
     Net income (loss) ............     5.05      3.77     3.34      3.22    (2.57)     1.74      4.14      4.60     2.66     2.58
  Dividends per share .............     0.83      0.80     0.80      0.80     0.80      1.72      1.72      1.72     1.66     1.54
  Operating cash flow .............    2,250     1,992    2,053     1,869      565     1,600     1,657     1,454    1,079      975
                                     -------  --------  -------  --------  -------  --------  --------  --------  -------  -------
AT DECEMBER 31[a]
  Total assets ....................   32,764    31,551   30,917    30,192   29,590    28,860    27,990    19,500   14,543   13,797
  Total debt ......................    7,704     8,080    8,351     8,640    8,692     8,518     8,027     6,364    4,479    4,105
  Common shareholders' equity .....   10,651     9,575    8,662     8,001    7,393     8,225     8,225     6,364    5,131    4,885
  Equity per common share .........    41.99     38.26    35.09     32.29    29.88     33.30     33.35     30.96    24.92    23.81
                                     -------  --------  -------  --------  -------  --------  --------  --------  -------  -------

Millions of Dollars, Except Per Share Amounts, Ratios and Employee Statistics
                                      2002[b]    2001    2000[c]    1999    1998[d]    1997      1996      1995    1994[e]  1993[f]
                                      -------  --------  -------  --------  -------  --------  --------  --------  -------  -------
ADDITIONAL DATA[a]
  Rail commodity revenue ............  10,663    10,391    10,270    9,851    9,072     9,712     7,419     6,105    5,216    4,873
  Trucking revenue ..................   1,332     1,143     1,113    1,062    1,034       946       961       976    1,037      939
  Rail carloads (000) ...............   9,131     8,916     8,901    8,556    7,998     8,453     6,632     5,568    4,991    4,619
  Trucking shipments (000) ..........   9,482     7,981     7,495    7,708    7,789     7,506     8,223     8,332    8,593    8,206
  Rail operating margin (%) .........    21.0      19.3      17.7     18.0      4.6      12.6      20.9      21.9     22.1     20.9
  Rail operating ratio (%) ..........    79.0      80.7      82.3     82.0     95.4      87.4      79.1      78.1     77.9     79.1
  Trucking operating margin (%)[h] ..     5.3       4.7       4.8      1.9      5.2       3.2      (4.9)     (3.0)     8.7      9.8
  Trucking operating ratio (%)[h] ...    94.7      95.3      95.2     98.1     94.8      96.8     104.9     103.0     91.3     90.2
  Average employees (000)[i] ........    60.9      61.1      61.8     64.2     65.1      65.6      54.8      49.5     45.5     44.0
  Revenue per employee (000) ........   205.1     196.0     192.2    175.0    161.5     168.9     160.3     151.2    142.7    136.4
                                      -------  --------   -------  -------  -------  --------  --------  --------  -------  -------

FINANCIAL RATIOS (%)[a]
  Debt to capital employed [j] ......    38.8      42.2      45.1     47.6     49.4      50.9      49.4      50.0     46.6     45.7
  Return on equity [k] ..............    13.3      10.6      10.1     10.5     (8.1)      5.3      12.4      16.5     10.9     11.1
                                      -------  --------   -------  -------  -------  --------  --------  --------  -------  -------

[a] Data included the effects of the acquisitions of Motor Cargo as of November 30, 2001, Southern Pacific Rail Corporation as of October 1, 1996, Chicago and North Western Transportation Company as of May 1, 1995, and Skyway Freight Systems, Inc. as of May 31, 1993, and reflects the disposition of the Corporation's natural resources subsidiary in 1996, waste management subsidiary in 1995 and logistics subsidiary in 1998.

[b] 2002 net income includes $214 million pre-tax ($133 million after-tax) gains on asset dispositions. In addition, net income included a reduction of income tax expense of $67 million related to tax adjustments for prior years' income tax examinations.

[c] 2000 operating income and net income included $115 million pre-tax ($72 million after-tax) work force reduction charge (see note 13 to the Consolidated Financial Statements, Item 8).

[d] 1998 operating loss and net loss included a $547 million pre-and after-tax charge for the revaluation of OTC goodwill.

[e] 1994 net income included a net after-tax loss of $404 million from the sale of the Corporation's waste management operations.

[f] 1993 net income included a net after-tax charge for the adoption of changes in accounting methods for income taxes, postretirement benefits other than pensions and revenue recognition, and a one-time charge for the deferred tax effect of the Omnibus Budget Reconciliation Act of 1993.

[g]   Based on results from continuing operations.

[h] Excluded goodwill amortization in all years, and the revaluation of goodwill in 1998.

[i] Overnite changed its method of reporting full-time employee equivalents, resulting in a 1% increase in employee counts beginning in 2001.

[j] Debt to capital employed is as follows: total debt divided by debt plus equity plus convertible preferred securities.

[k]   Based on average common shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and applicable notes to the Consolidated Financial Statements, Item 8, and other information included in this Form 10-K.

   As stated in Item 1, Union Pacific Corporation (UPC or the Corporation) consists of two reportable segments, rail and trucking, as well as UPC's other product lines (Other). The rail segment includes the operations of Union Pacific Railroad and its subsidiaries and rail affiliates (UPRR or the Railroad). The trucking segment includes Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo) as of November 30, 2001, both operating as separate and distinct subsidiaries of Overnite Corporation (Overnite), an indirect wholly owned subsidiary of UPC. The Corporation's other product lines are comprised of the corporate holding company (which largely supports the Railroad), self-insurance activities, technology companies and all appropriate consolidating entries (see note 1 to the Consolidated Financial Statements, Item
8).

CRITICAL ACCOUNTING POLICIES

The Corporation's discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. The Corporation bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following are the Corporation's critical accounting policies that affect significant areas of the Corporation's operations and involve judgment and estimates. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material.

DEPRECIATION - Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. The cost (net of salvage) of depreciable rail property retired or replaced in the ordinary course of business is charged to accumulated depreciation. Various methods are used to estimate useful lives for each group of depreciable property. Due to the capital intensive nature of the business and the large base of depreciable assets, variances to those estimates could have a material effect on the Corporation's Consolidated Financial Statements.

ENVIRONMENTAL - The Corporation generates and transports hazardous and non-hazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Corporation has identified approximately 433 sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 52 sites that are the subject of actions taken by the U.S. government, 27 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Corporation's ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to its own activities at each site.

   When an environmental issue has been identified with respect to the property owned, leased or otherwise used in the conduct of the Corporation's business, the Corporation and its consultants perform environmental assessments on such property. The Corporation expenses the cost of the assessments as incurred. The Corporation accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

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

INCOME TAXES - The Corporation accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on the Corporation's financial position or its results of operations.

PENSION AND POSTRETIREMENT BENEFITS - The Corporation incurs certain employment-related expenses associated with pensions and postretirement health benefits. In order to measure the expense associated with these benefits, management must make various estimates and assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, compensation increases, employee turnover rates, anticipated mortality rates and expected future healthcare costs. The estimates used by management are based on the Corporation's historical experience as well as current facts and circumstances. The Corporation uses third-party actuaries to assist management in properly measuring the expense and liability associated with these benefits. Actual future results that vary from the previously mentioned assumptions could have a material impact on the Consolidated Financial Statements.

   Recent declines in the equity markets have caused the market value of the plan assets to decrease. As a result, a minimum pension liability adjustment of $225 million, net of tax, was recorded in the fourth quarter of 2002 as a reduction to shareholders' equity (see note 7 to the Consolidated Financial Statements, Item 8). Also, during 2002, the Corporation decreased its assumed long-term rate of return on pension plan assets from 10% to 9%. This assumption change resulted in a $22 million increase to 2002 pension expense. While the interest rate and asset return environment have significantly impacted the funded status of the Corporation's plans, the Corporation does not have any minimum pension funding requirements, as set forth in employee benefit and tax laws.

PERSONAL INJURY AND OCCUPATIONAL ILLNESS - The cost of injuries to employees and others related to Railroad activities or in accidents involving the trucking segment is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. Compensation for Railroad work-related accidents is governed by the Federal Employers' Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work. Changes in estimates can vary due to evolving trends in litigation related to personal injury and occupational illness cases based on large jury awards and public pressures associated with certain occupational related injuries.

2002 COMPARED TO 2001 RESULTS OF OPERATIONS

CONSOLIDATED

NET INCOME - The Corporation reported net income of $1.34 billion ($5.32 per basic share and $5.05 per diluted share) in 2002 compared to $966 million ($3.90 per basic share and $3.77 per diluted share) in 2001. The increase in net income resulted from double digit operating income growth, lower interest costs, two large asset sale transactions (one with the Utah Transit Authority (UTA) for $141 million pre-tax and one with the Santa Clara Valley Transportation Authority (VTA) for $73 million pre-tax) and tax adjustments of $67 million for prior years' income tax examinations. Operating income improved as revenue growth, lower fuel prices and productivity gains offset the effects of wage and benefit inflation and higher volume-related costs. Productivity is measured by both gross ton miles per inflation-adjusted expense dollar and gross ton miles per employee.

OPERATING REVENUES - Operating revenues increased $518 million (4%) to a record $12.5 billion in 2002, reflecting 3% growth at the Railroad and 17% growth in the trucking segment including the impact of the Motor Cargo acquisition. Excluding Motor Cargo, revenue growth was 5% in the trucking segment. The Corporation recognizes transportation revenues on a percentage-of-completion basis as freight moves from origin to destination. Other revenue is recognized as service is performed or contractual obligations are met.

OPERATING EXPENSES - Operating expenses increased $266 million (3%) to $10.2 billion in 2002 from $9.9 billion in 2001. Excluding Motor Cargo in 2002 and 2001, operating expenses increased $144 million (1%). The increase in expenses reflects wage and benefit inflation, higher equipment rents and depreciation expenses and increased purchased services and other costs. These increases were partially offset by a 3% reduction in employment levels at the Railroad, lower fuel prices and cost control efforts. Lower fuel prices for the Railroad of 73 cents per gallon in 2002 versus 88 cents per gallon in 2001, reduced fuel expense by $198 million in 2002.

   Salaries, wages and employee benefits increased $225 million (5%) compared to 2001. Excluding Motor Cargo, expenses increased $156 million (4%) compared to 2001 as wage and benefit inflation and volume costs exceeded savings from lower employment levels and improved productivity. Equipment and other rents expense increased $59 million (5%) as a result of a 2% increase in carloads, additional locomotive lease expense and higher contract maintenance costs recognized at Overnite. Depreciation expense increased $32 million (3%) as a result of the Railroad's capital spending in recent years which has increased the total value of the Corporation's assets subject to depreciation. Fuel and utilities costs were down $183 million (14%) compared to 2001 due to lower fuel prices and a lower fuel consumption rate, partially offset by higher gross ton miles at the Railroad. Materials and supplies expense decreased $7 million (1%) primarily due to reduced locomotive repairs partly offset by increased freight car repairs. Casualty costs increased $38 million (10%) over 2001 due to higher personal injury and increased insurance costs. Purchased services and other costs increased $102 million (11%) primarily due to an increase in outsourcing of locomotive contract maintenance services, as well as an increase in jointly owned facility expenses and state and local taxes.

OPERATING INCOME - Operating income increased $252 million (12%) to a record $2.3 billion in 2002, as revenue growth, productivity gains and lower fuel prices more than offset inflation, increased depreciation expense and higher rail costs due to increased rail volume.

NON-OPERATING ITEMS - Interest expense decreased $68 million (10%) compared to 2001 due to lower weighted-average debt levels and weighted-average interest rates in 2002. In 2002, the Corporation's weighted-average debt level (including the Convertible Preferred Securities) decreased from $9,980 million in 2001 to $9,525 million in 2002. The Corporation's weighted-average interest rate was 6.7% in 2002 as compared to 7.0% in 2001. Other income increased $163 million in 2002 compared to 2001 due primarily to the asset sale transactions with the UTA and VTA. Income tax expense increased $108 million (19%) in 2002 over 2001 as a result of higher pre-tax income levels in 2002 which was partially offset by tax adjustments for prior years.

KEY MEASURES - Net income as a percentage of operating revenues increased to 10.7% in 2002 from 8.1% in 2001. Return on average common shareholders' equity was 13.3% in 2002, up from 10.6% in 2001. The Corporation's operating margin was 18.6% in 2002 compared to 17.3% in 2001. The Corporation's operating margin, excluding Overnite for 2002 was 20.2% compared to 18.6% in 2001.

RAIL SEGMENT

NET INCOME - Rail operations reported net income of $1.37 billion in 2002 compared to $1.06 billion in 2001, up 30%. The increase in earnings resulted from stronger operating results, the asset sale transactions with the UTA and VTA, lower interest costs, and a tax adjustment for prior years' income tax examinations. Higher operating revenue and lower fuel expense combined with productivity gains and cost control efforts offset inflation and higher volume-related costs.

OPERATING REVENUES - Operating revenue is comprised of commodity revenue and other revenues. Other revenues primarily include subsidiary revenue from various non-railroad companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of railroad owned or controlled equipment. Rail operating revenues increased $303 million (3%) over 2001 to a record $11.1 billion. Revenue carloads increased 2% primarily driven by growth in the automotive, intermodal and chemicals commodity groups. Other revenue increased $31 million (8%) due to increased passenger, subsidiary, and accessorial revenues.

   The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

  Commodity Revenue in Millions of Dollars                2002       2001     Change
  ----------------------------------------              --------   --------   ------
  Agricultural ......................................   $  1,506   $  1,454        4%
  Automotive ........................................      1,209      1,118        8
  Chemicals .........................................      1,575      1,545        2
  Energy ............................................      2,343      2,399       (2)
  Industrial Products ...............................      2,035      1,970        3
  Intermodal ........................................      1,995      1,905        5
                                                        --------   --------   ------
  Total .............................................   $ 10,663   $ 10,391        3%
                                                        --------   --------   ------

  Revenue Carloads in Thousands                           2002       2001     Change
  -----------------------------                         --------   --------   ------
  Agricultural.......................................        881        876        1%
  Automotive.........................................        818        763        7
  Chemicals..........................................        904        879        3
  Energy.............................................      2,164      2,161       --
  Industrial Products................................      1,413      1,405        1
  Intermodal.........................................      2,951      2,832        4
                                                        --------   --------   ------
  Total..............................................      9,131      8,916        2%
                                                        --------   --------   ------

  Average Revenue Per Car                                 2002       2001     Change
  -----------------------                               --------   --------   ------
  Agricultural.......................................   $  1,709   $  1,660        3%
  Automotive.........................................      1,477      1,465        1
  Chemicals..........................................      1,742      1,756       (1)
  Energy.............................................      1,083      1,111       (3)
  Industrial Products................................      1,440      1,402        3
  Intermodal.........................................        676        673       --
                                                        --------   --------   ------
  Total..............................................   $  1,168   $  1,165       --%
                                                        --------   --------   ------

Agricultural - Revenue increased 4%, due to a 1% increase in carloads coupled with a 3% increase in average revenue per car. Meals and oils carloads increased due to strong export demand and more shipments to Mexico. Corn shipments to Mexico also increased. Revenue gains were also achieved through increased shipments of cottonseed, ethanol used as a fuel additive and frozen french fries. Average revenue per car increased due to a higher average length of haul, resulting from fewer short-haul empty storage moves and corn processor shipments combined with increased long-haul meals and oils and animal feed shipments.

Automotive - Revenue increased 8%, as a result of a 7% increase in carloads and a 1% increase in average revenue per car. Volume growth resulted from market share gains for finished vehicles, where carloads were up 11% despite a decline in U.S. light vehicle sales. Materials shipments declined 1%, due primarily to reduced production in Mexico. Market share gains partially offset the decline. Average revenue per car increased due to a shift in mix of carloads shipped, resulting from increased higher average revenue per car vehicles shipments and a decline in lower average revenue per car materials shipments. In addition, average length of haul for vehicle shipments increased.

Chemicals - Revenue increased 2%, as a result of a 3% increase in carloads and a 1% decrease in average revenue per car. Volume increased for liquid and dry chemicals due to relatively higher economic demand from industrial manufacturers. Plastics shipments rose as a result of increased demand for consumer durables. Revenue also increased due to higher domestic demand for fertilizer and demand for domestic and export soda ash shipments. Average revenue per car declined due to changes in customer contract terms.

Energy - Energy commodity revenue decreased 2% as average revenue per car declined 3%. Records were set for total carloads and coal trains loaded per day in the Southern Powder River Basin in Wyoming. Results were achieved through favorable weather conditions and improved cycle times. Offsetting the volume increase were reduced West Coast export shipments originating from the Colorado and Utah mining regions. Average revenue per car declined due to the impact of contract price negotiations on expiring long-term contracts with certain major customers.

Industrial Products - Revenue increased 3%, due to a slight increase in carloads coupled with a 3% increase in average revenue per car. Increased lumber shipments were the primary growth driver, due to strong housing construction and greater production in the Pacific Northwest region. Stone shipments increased due to strong building and road construction activity in the South. Revenue also increased for paper and newsprint commodities due to higher general demand. Reduced shipments of steel and metallic shipments in the first three quarters partially offset these increases. However, steel shipments rebounded in the fourth quarter as new U.S. tariffs made domestic producers more price-competitive with foreign producers. Average revenue per car increased due to price increases and a greater mix of longer average length of haul.

Intermodal - Revenue increased 5%, primarily due to a 4% increase in carloads. Volumes increased due to higher international shipments, resulting from strong import demand and market share gains in some segments. These gains were partially offset by the labor dispute between the International Longshoreman and Warehouse Union (ILWU) and the Pacific Maritime Association, which had a significant impact on intermodal volumes during the fourth quarter, primarily in October. Revenue declined for domestic shipments, due to soft market demand and the voluntary action of shedding low-margin trailer business in favor of higher-margin containers. The slight increase in average revenue per car was the result of price increases, offset by the mix impact of more lower revenue per car international shipments.

Mexico Business - In 2002 and 2001, respectively, UPRR generated $873 million and $860 million of revenues from rail traffic with businesses located in Mexico, which is included in the rail commodity revenue reported above. Shipments increased for agricultural products, chemicals, and industrial products commodity groups. Increased revenue for agricultural products resulted from higher corn and meal exports as well as increased beer imports. Increased chemicals business consisted of plastics exports, in addition to higher imports and exports of liquid and dry chemicals. The increase in industrial products resulted from higher imports and exports of steel and scrap and exports of pulp and paper products. Reduced automobile production partially offset these gains resulting in fewer shipments of parts and finished vehicles.

OPERATING EXPENSES - Operating expenses increased $51 million (1%) to $8.8 billion in 2002. The increase in expense is primarily due to inflation, increased volume-related costs, contract services, casualty and depreciation expense, partially offset by savings from lower employee force levels, cost control efforts and significantly lower fuel prices.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $76 million (2%) in 2002 to $3.6 billion. Increases were driven by inflation and volume-related costs related to a 4% increase in gross ton miles. A 3% reduction in employee force levels in conjunction with worker productivity improvements partially offset the inflation and higher volume-related costs.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses increased $24 million (2%) compared to 2001 due primarily to higher locomotive leases and volume-related costs, partially offset by savings from lower car cycle times (the average number of accumulated days per load or cycle that loaded and empty cars from other railroads spend on UPRR's system) and rental prices for private cars. The higher locomotive lease expense is due to the Railroad's increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the year. The increase in volume costs is primarily due to increased shipments of finished autos that almost exclusively utilize rented freight cars. The reduction in car cycle times is attributable to increased volume demand and better car utilization.

Depreciation - The majority of depreciation relates to track structure, including rail, ties and other track material. Depreciation expense increased $19 million (2%) over 2001 as a result of higher capital spending in recent years. Capital spending totaled $1.8 billion in 2002 and $1.7 billion in 2001.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone, and gasoline and other fuels. Expenses declined $184 million (15%) in 2002. The decrease was driven by lower fuel prices and a record low fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 73 cents per gallon in 2002 compared to 88 cents per gallon in 2001 (including taxes, transportation costs and regional pricing spreads). The Railroad hedged approximately 42% of its fuel consumption for the year, which decreased fuel costs by $55 million. As of December 31, 2002, expected fuel consumption for 2003 is 7% hedged at 58 cents per gallon excluding taxes, transportation costs and regional pricing spreads (see note 2 to the Consolidated Financial Statements, Item 8).

Materials and Supplies - Materials used for the maintenance of the Railroad's track, facilities and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies and the costs of freight services purchased to ship company materials are also included. Expenses decreased $9 million (2%), primarily reflecting a reduction in the number of locomotives overhauled. Materials expense for locomotive overhauls decreased due to the use of new, more-reliable locomotives during the past several years, the sale of older units, which required higher maintenance, and increased outsourcing of locomotive maintenance. Partially offsetting the reductions in locomotive overhauls was an increase in cost for freight car repairs.

Casualty Costs - The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Costs increased $32 million (10%) compared to 2001, as higher personal injury and insurance costs were partially offset by lower costs for freight damage.

Purchased Services and Other Costs - Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense and computer and other general expenses. Expenses increased $93 million (11%) compared to 2001 primarily due to increased spending for contract services, jointly operated facilities and state and local taxes.

OPERATING INCOME - Operating income increased $252 million (12%) to a record $2.3 billion in 2002. The operating margin for 2002 was 21.0%, compared to 19.3% in 2001.

NON-OPERATING ITEMS - Interest expense decreased $43 million (7%) as a result of lower average debt levels and lower weighted-average interest rates in 2002. Other income increased $147 million (84%) due to the sale transactions with the UTA and VTA. Income taxes increased $126 million (21%) in 2002 compared to 2001 resulting from higher pre-tax income levels in 2002 partially offset by a tax adjustment for prior years' income tax examinations.

TRUCKING SEGMENT

OPERATING REVENUES - In 2002, trucking revenues rose $189 million (17%) to $1.33 billion. Excluding Motor Cargo in 2002 and 2001, revenue increased $57 million (5%) due to an increase in volume of 5%, yield improvements, and higher revenue for special services, partially offset by lower fuel surcharge revenue as a result of lower fuel prices in 2002. Included in the volume improvement was additional business realized as a result of the forced closure of Consolidated Freightways in September 2002.

OPERATING EXPENSES - Trucking operating expenses rose $172 million (16%) to $1.26 billion in 2002. Excluding Motor Cargo in 2002 and 2001, expenses increased $50 million (5%). Salaries, wages and employee benefits increased $117 million (17%). Excluding Motor Cargo in 2002 and 2001, expenses increased $48 million (7%) due to wage and benefit inflation and increased volume costs partially offset by productivity improvements and a 2% reduction in the number of employees. Productivity is measured as total costs related to local, dock, and linehaul operations relative to the total volume shipped. Equipment and other rents increased $33 million (35%). Excluding Motor Cargo in 2002 and 2001, expenses increased $18 million (20%) due primarily to the increased use of linehaul rail and contract transportation to handle the additional business of the former Consolidated Freightways. Depreciation expense increased $11 million (23%) compared to 2001. Excluding Motor Cargo in 2002 and 2001, expense increased $2 million (5%) due to purchases of new equipment. Fuel and utilities costs increased $1 million (1%). Excluding Motor Cargo in 2002 and 2001, expenses decreased $7 million (11%) as a result of lower fuel prices during the year (74 cents per gallon average in 2002 compared to 82 cents per gallon average in 2001, including transportation costs but excluding taxes), and by a 3% decrease in gallons consumed. For the year ended December 31, 2002, Overnite hedged approximately 14% of its fuel consumed for 2002, which decreased fuel prices by $1.2 million. As of December 31, 2002, expected fuel consumption for 2003 is 5% hedged at 58 cents per gallon excluding taxes, transportation costs and regional pricing spreads. Materials and supplies expense increased $4 million (8%) compared to 2001. Excluding Motor Cargo in 2002 and 2001, expenses decreased $2 million (4%) due to lower maintenance and operating supplies expense as a result of cost control measures. Casualty costs increased $8 million (17%). Excluding Motor Cargo in 2002 and 2001, expenses increased $6 million (12%) due to higher personal injury and insurance expenses. Purchased services and other costs decreased $2 million (2%). Excluding Motor Cargo in 2002 and 2001, expenses decreased $15 million (16%) due to lower general supplies expense, a favorable legal settlement in the second quarter, insourcing of contract programmers, and other cost control measures.

OPERATING INCOME - Trucking operations generated operating income of $71 million in 2002, an increase of $17 million over 2001. Excluding Motor Cargo in 2002 and 2001, operating income increased $8 million (14%). The operating margin was 5.3% compared to 4.7% in 2001. Motor Cargo improved the operating margin by 0.2 percentage points in 2002.

OTHER PRODUCT LINES

OTHER - Operating losses increased $17 million in 2002 compared to 2001. Operating revenues increased $26 million year over year resulting from operations of a new logistics subsidiary created in the latter part of 2001 and increased external revenues from two technology subsidiaries. Operating expenses increased $43 million primarily due to increased incentive compensation expense, pension and retiree benefit costs in 2002, as well as asset write-offs at two technology subsidiaries.

2001 COMPARED TO 2000 RESULTS OF OPERATIONS

CONSOLIDATED

NET INCOME - The Corporation reported net income of $966 million ($3.90 per basic share and $3.77 per diluted share) in 2001 compared to $842 million ($3.42 per basic share and $3.34 per diluted share) in 2000. Excluding the effect of a $115 million pre-tax ($72 million after-tax) charge in 2000 related to a work force reduction plan at the Railroad, 2000 net income was $914 million ($3.71 per basic share and $3.61 per diluted share). The increase in net income excluding the work force reduction charge in 2000 was due primarily to revenue growth, productivity gains and cost control, lower non-operating expense and lower fuel prices.

OPERATING REVENUES - Operating revenues increased $95 million (1%) to $12.0 billion in 2001, reflecting 1% growth at the Railroad and 3% growth in the trucking segment. The Corporation recognizes transportation revenues on a percentage-of-completion basis as freight moves from origin to destination. Other revenue is recognized as service is performed or contractual obligations are met.

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

   Salaries, wages and employee benefits decreased $35 million compared to 2000. Excluding the work force reduction charge, salaries, wages and employee benefits increased $80 million (2%), as wage and benefit inflation and volume costs exceeded savings from lower employment levels and improved productivity. Equipment and other rents expense increased $26 million (2%) as a result of additional locomotive lease expense and longer car cycle times, which indicates that cars spent more time on the rail system between shipments. Partially offsetting these increases were lower costs due to declines in rail traffic requiring rental of freight cars. In addition, the Railroad experienced lower rental rates, and Overnite experienced lower contract transportation costs. Depreciation expense increased $34 million (3%) as a result of the Railroad's capital spending in recent years which increased the total value of the Corporation's assets subject to depreciation (see note 1 to the Consolidated Financial Statements, Item 8). Fuel and utilities costs were down $34 million (3%) compared to 2000 due to lower fuel prices and a lower fuel consumption rate, partially offset by higher gross ton miles at the Railroad and losses on fuel hedging activity (see note 2 to the Consolidated Financial Statements, Item
8). Materials and supplies expense decreased $56 million (9%) primarily due to reduced locomotive repairs and cost control actions. Casualty costs increased $16 million (4%) over 2000 due to higher insurance, bad debts and environmental expenses. Other costs decreased $25 million (3%) as productivity and cost control efforts more than offset higher state and local taxes.

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

KEY MEASURES - Net income as a percentage of operating revenues increased to 8.1% in 2001 from 7.1% in 2000. Net income as a percentage of operating revenues in 2000, excluding the work force reduction charge, was 7.7%. Return on average common shareholders' equity was 10.6% in 2001, up from 10.1% in 2000. Excluding the charge in 2000, return on average common shareholders' equity was 10.9% in 2000. The Corporation's operating margin was 17.3% in 2001 compared to 16.0% in 2000 and, excluding the work force reduction charge in 2000, 17.0%. Excluding Overnite, the Corporation's operating margin was 18.6% in 2001 compared to 17.2% in 2000 and, excluding the work force reduction charge in 2000, 18.3%.

RAIL SEGMENT

NET INCOME - Rail operations reported net income of $1.1 billion in 2001 compared to net income of $926 million in 2000, up 14%. Excluding the work force reduction charge in 2000, net income was $998 million. The increase in earnings resulted from higher commodity revenue and real estate sales combined with lower fuel expense, interest expense and materials and supplies expense. These improvements were partially offset by inflation, lower other revenue and higher equipment rent and depreciation expenses.

OPERATING REVENUES - Rail operating revenues increased $69 million (1%) over 2000 to $10.8 billion. Revenue carloads were flat with an increase in the energy and agricultural commodity groups offset by decreases in the other four commodity groups. The decrease in other revenue was the result of lower switching, subsidiary and accessorial revenues.

   The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

Commodity Revenue in Millions of Dollars                         2001       2000     Change
----------------------------------------                       --------   --------   ------
Agricultural ...............................................   $  1,454   $  1,400        4%
Automotive .................................................      1,118      1,182       (5)
Chemicals ..................................................      1,545      1,640       (6)
Energy .....................................................      2,399      2,154       11
Industrial Products ........................................      1,970      1,985       (1)
Intermodal .................................................      1,905      1,909       --
                                                               --------   --------   ------
Total ......................................................   $ 10,391   $ 10,270        1%
                                                               --------   --------   ------

Revenue Carloads in Thousands                                    2001       2000     Change
-----------------------------                                  --------   --------   ------
Agricultural ...............................................        876        873       --%
Automotive .................................................        763        815       (6)
Chemicals ..................................................        879        936       (6)
Energy .....................................................      2,161      1,930       12
Industrial Products ........................................      1,405      1,431       (2)
Intermodal .................................................      2,832      2,916       (3)
                                                               --------   --------   ------
Total ......................................................      8,916      8,901       --%
                                                               --------   --------   ------

Average Revenue Per Car                                          2001      2000      Change
-----------------------                                        --------   --------   ------
Agricultural................................................   $  1,660   $  1,604        3%
Automotive..................................................      1,465      1,450        1
Chemicals...................................................      1,756      1,752       --
Energy......................................................      1,111      1,116       --
Industrial Products.........................................      1,402      1,387        1
Intermodal..................................................        673        655        3
                                                               --------   --------   ------
Total.......................................................   $  1,165   $  1,154        1%
                                                               --------   --------   ------

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

Equipment and Other Rents - Expenses increased $32 million (3%) compared to 2000 due primarily to higher locomotive lease expense and longer car cycle times. The higher locomotive lease expense is due to the Railroad's increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the year. The increase in car cycle times is partially attributable to a decline in automotive shipments earlier in the year, which resulted in excess freight cars being stored at assembly plants and unloading facilities. Partially offsetting the increases in expenses were lower volume costs, lower car leases and lower prices for equipment. The decrease in volume costs was attributable to a decline in carloads in commodity groups such as industrial products and intermodal that utilize a high percentage of rented freight cars.

Depreciation - Depreciation expense increased $31 million (3%) over 2000, resulting from capital spending in recent years. Capital spending totaled $1.7 billion in 2001 and in 2000 and $1.8 billion in 1999.

Fuel and Utilities - Expenses decreased $30 million (2%). The decrease was driven by lower fuel prices and a record low fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 88 cents per gallon in 2001 compared to 90 cents per gallon in 2000, including taxes, transportation costs and regional pricing spreads of 17 cents and 13 cents in 2001 and 2000, respectively. The Railroad hedged approximately 32% of its fuel consumption for the year, which increased fuel costs by $20 million. As of December 31, 2001, expected fuel consumption for 2002 is 44% hedged at 56 cents per gallon excluding taxes, transportation costs and regional pricing spreads and for 2003 is 5% hedged at 56 cents per gallon excluding taxes, transportation costs and regional pricing spreads (see note 2 to the Consolidated Financial Statements, Item 8).

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

OPERATING INCOME - Operating income increased $178 million (9%) to $2.1 billion. Excluding the $115 million work force reduction charge in 2000, operating income increased $63 million (3%) in 2001. The operating margin for 2001 was 19.3%, compared to 17.7% in 2000. Excluding the work force reduction charge, the operating margin for 2000 was 18.8%.

NON-OPERATING ITEMS - Non-operating expense decreased $56 million (12%) compared to 2000. Real estate sales and net other income increased $48 million (38%). Interest expense decreased $8 million (1%) as a result of lower weighted-average debt levels in 2001. Income taxes increased $102 million (20%) in 2001 compared to 2000. Excluding the work force reduction charge in 2000, income tax expense increased $59 million (11%). The increase was a result of higher pre-tax income levels in 2001 and an increase in the effective tax rate from 35.6% in 2000 to 36.7% in 2001.

TRUCKING SEGMENT

OPERATING REVENUES - In 2001, trucking revenues rose $30 million (3%) to $1,143 million. The growth resulted from rate increases, new services and $10 million in incremental revenue due to the acquisition of Motor Cargo. Tonnage for the year was flat compared to 2000.

OPERATING EXPENSES - Trucking operating expenses rose $29 million (3%) to $1,089 million in 2001. Salaries, wages and employee benefits increased $40 million (6%) due to a 4% increase in employees as well as wage and benefit inflation and enhancements. Fuel and utilities costs decreased $5 million (7%), as a result of lower fuel prices during the year (82 cents per gallon average in 2001 compared to 90 cents per gallon average in 2000, including transportation costs and regional pricing spreads, and excluding taxes), partially offset by a 1% increase in gallons consumed. Overnite did not hedge any fuel volume for the year ended December 31, 2001. However, as of December 31, 2001, Overnite had hedged approximately 16% of its expected fuel consumption for 2002 at an average of 58 cents per gallon, excluding taxes, transportation costs and regional pricing spreads and had hedged approximately 5% of its expected fuel consumption for 2003 at an average of 58 cents per gallon excluding taxes, transportation costs and regional pricing spreads. Equipment and other rents decreased $4 million (4%) due to decreased use of contract transportation during the year. High utilization of contract transportation in 2000 was necessary due to the Teamsters related work stoppage. Casualty costs increased $7 million (18%) due to higher bad debt, insurance and cargo loss and damage expenses. Other costs decreased $11 million (10%) due to lower expenses related to decreased security (related to Teamsters' matters), legal and employee travel expenses in 2001.

OPERATING INCOME - Trucking operations generated operating income of $54 million in 2001, compared to $53 million for 2000. The operating ratio increased to 95.3%, compared to 95.2% in 2000.

OTHER PRODUCT LINES

OTHER - Operating losses increased $10 million in 2001 compared to 2000. Operating revenues declined $4 million year over year. Operating expenses increased $6 million due to increased spending at the technology companies to develop new products and services.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Corporation's principal sources of liquidity included cash, cash equivalents, the sale of receivables, and revolving credit facilities, as well as issuance of commercial paper and other sources of financing through the capital markets. The Corporation had $1.875 billion of credit facilities available, of which there were no borrowings outstanding as of December 31, 2002. The sale of receivables program is subject to certain requirements including the maintenance of an investment grade bond rating. If the Corporation's bond rating were to deteriorate, it could have an adverse impact on the liquidity of the Corporation. Receivables sold as of December 31, 2002 were $600 million. Access to commercial paper is dependent on market conditions. Deterioration of the Corporation's operating results or financial condition due to internal or external factors could negatively impact the Corporation's ability to utilize commercial paper as a source of liquidity. Liquidity through the capital markets is also dependent on the financial stability of the Corporation.

FINANCIAL CONDITION

Cash from operations was $2.3 billion, $2.0 billion and $2.1 billion in 2002, 2001 and 2000, respectively. The increase from 2001 to 2002 is the result of higher net income, partially offset by pension plan funding. The decrease from 2000 to 2001 was primarily due to the timing of large cash payments, including the payments for the work force reduction plan in 2001.

   Cash used in investing activities was $1.5 billion in 2002 and in 2001 and $1.6 billion in 2000. The amount remained essentially flat from 2001 to 2002 as higher real estate sales, a warranty refund from a vendor and a dividend from an affiliate in 2002 were offset by higher capital spending. The decrease from 2000 to 2001 was due to reduced capital spending and higher asset sales in 2001, partially offset by the receipt of cash dividends in 2000.

   The following table details capital expenditures for the years ended December 31, 2002, 2001 and 2000:

  Capital Expenditures
  Millions                                                      2002     2001     2000
  --------------------                                         ------   ------   ------
  Track ....................................................   $1,200   $1,125   $1,066
  Locomotives ..............................................      187      176      250
  Freight cars .............................................       11       27       55
  Facilities and other .....................................      489      408      412
                                                               ------   ------   ------
  Total ....................................................   $1,887   $1,736   $1,783
                                                               ------   ------   ------

   Cash used in financing activities was $473 million, $440 million and $486 million in 2002, 2001 and 2000, respectively. The increase from 2001 to 2002 reflects lower financings ($775 million in 2002 versus $925 million in 2001), partly offset by an increase in the proceeds from the exercise of stock options ($150 million in 2002 versus $52 million in 2001). The decrease from 2000 to 2001 reflects higher financings in 2001 ($925 million in 2001 versus $506 million in 2000) and an increase in stock option proceeds ($52 million in 2001 versus $3 million in 2000), partially offset by higher debt repayments ($1.2 billion in 2001 versus $796 million in 2000).

   Including the convertible preferred securities (see note 5 to the Consolidated Financial Statements, Item 8) as an equity instrument, the ratio of debt to total capital employed was 38.8%, 42.2% and 45.1% at December 31, 2002, 2001 and 2000, respectively.

   For the years ended December 31, 2002, 2001, and 2000, the Corporation's ratio of earnings to fixed charges was 3.9, 3.0 and 2.5, respectively. The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As described in the notes to the Consolidated Financial Statements, Item 8, as referenced in the tables below, the Corporation has contractual obligations and commercial commitments that may affect the financial condition of the Corporation. However, based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Corporation, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material adverse effect on the Corporation's consolidated results of operations, financial condition or liquidity. In addition, the commercial obligations, financings and commitments made by the Corporation are customary transactions which are similar to those of other comparable industrial corporations, particularly within the transportation industry.

   The following tables identify material obligations and commitments as of December 31, 2002:

                                                              Payments Due by Period
                                                     -------------------------------------------
Contractual Obligations                              Less Than                             After
Millions of Dollars                         Total       1 Year   2-3 Years   4-5 Years   5 Years
-----------------------                    -------   ---------   ---------   ---------   -------
Debt (note 5)[a] .......................   $ 6,194   $     169   $   1,144   $   1,259   $ 3,622
Operating leases (note 6) ..............     3,301         444         761         577     1,519
Capital lease obligations (note 6) .....     2,446         210         407         360     1,469
Unconditional purchase obligations
   (note 10)[b] ........................       404         224         180          --        --
                                           -------   ---------   ---------   ---------   -------
Total contractual obligations ..........   $12,345   $   1,047   $   2,492   $   2,196   $ 6,610
                                           -------   ---------   ---------   ---------   -------

[a] Excludes capital lease obligations of $1,458 million and market value adjustments for debt with qualifying hedges that are recorded as assets on the Consolidated Statements of Financial Position.

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

                                                                Amount of Commitment Expiration
                                                                          Per Period
                                                          -------------------------------------------
                                                  Total
Other Commercial Commitments                    Amounts   Less Than                             After
Millions of Dollars                           Committed      1 Year   2-3 Years   4-5 Years   5 Years
-------------------                           ---------   ---------   ---------   ---------   -------
Credit facilities (note 5) ................   $   1,875   $     875   $   1,000   $      --   $    --
Convertible preferred securities (note 5)         1,500          --          --          --     1,500
Sale of receivables (note 2) ..............         600         600          --          --        --
Guarantees (note 10)[a] ...................         368          14          22          13       319
Standby letters of credit (note 10) .......          76          69           7          --        --
                                              ---------   ---------   ---------   ---------   -------
Total commercial commitments ..............   $   4,419   $   1,558   $   1,029   $      13   $ 1,819
                                              ---------   ---------   ---------   ---------   -------

[a]   Includes guaranteed obligations of affiliated operations.

FINANCING ACTIVITIES

CREDIT FACILITIES - The Corporation had no commercial paper borrowings outstanding as of December 31, 2002. Commercial paper is issued from time to time for working capital needs and is supported by $1.875 billion in credit facilities, of which $875 million expires in March 2003, with the remaining $1.0 billion expiring in 2005. The credit facility for $875 million includes $825 million that was entered into during March 2002 and $50 million entered into during June 2002. The $1.0 billion credit facility was entered into during March 2000. The Corporation has the option to hold higher cash balances in addition to or in replacement of the credit facilities to support commercial paper. These credit facilities also allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon the Corporation's senior unsecured debt ratings. The credit facilities are designated for general corporate purposes, and none of the credit facilities were used as of December 31, 2002. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. The Corporation is reviewing rollover options for the credit facility that expires in March 2003.

SHELF REGISTRATION STATEMENT - During January 2002, under an existing shelf registration statement, the Corporation issued $300 million of 6-1/8% fixed rate debt with a maturity of January 15, 2012. The proceeds from the issuance were used for repayment of debt and other general corporate purposes. In April 2002, the Corporation called its $150 million, 8-5/8% debentures due May 15, 2022 for redemption in May 2002. The Corporation issued $350 million of 6-1/2% fixed rate debt with a maturity of April 15, 2012, in order to fund the redemption. The Corporation used the remaining proceeds to repay other debt and for other general corporate purposes. On May 17, 2002, the Corporation issued the remaining $50 million of debt under the existing shelf registration statement. The debt carries a fixed rate of 5-3/4% with a maturity of October 15, 2007. The proceeds from the issuance were used for repayment of debt and other general corporate purposes.

   The Corporation filed a $1.0 billion shelf registration statement, which became effective in July 2002. Under the shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. At December 31, 2002, the Corporation had $1.0 billion remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities.

OTHER SIGNIFICANT FINANCINGS - During June 2002, UPRR entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $126 million and is included in the Consolidated Statements of Financial Position as debt (see note 5 to the Consolidated Financial Statements,
Item 8).

   In December 2001, the Railroad entered into a synthetic operating lease arrangement to finance a new headquarters building, which will be constructed in Omaha, Nebraska. The expected completion date of the building is mid-2004. It will total approximately 1.1 million square feet with approximately 3,800 office workspaces. The cost to construct the new headquarters, including capitalized interest, is approximately $260 million. The Corporation has guaranteed all of the Railroad's obligation under this lease.

   UPRR is the construction agent for the lessor during the construction period. The Railroad has guaranteed, in the event of a loss caused by or resulting from its actions or failures to act as construction agent, 89.9% of the building related construction costs incurred up to that point during the construction period. Total building related costs incurred and drawn from the lease funding commitments as of December 31, 2002, were approximately $50 million. Accordingly, the Railroad's guarantee at December 31, 2002, was approximately $45 million. As construction continues and additional costs are incurred, this guarantee will increase accordingly.

   After construction is complete, UPRR will lease the building under an initial term of five years with provisions for renewal for an extended period subject to agreement between the Railroad and lessor. At any time during the lease, the Railroad may, at its option, purchase the building at approximately the amount expended by the lessor to construct the building. If the Railroad elects not to purchase the building or renew the lease, the building is returned to the lessor for remarketing, and the Railroad has guaranteed a residual value equal to 85% of the total construction related costs. The guarantee will be approximately $220 million.

OTHER MATTERS

PERSONAL INJURY AND OCCUPATIONAL ILLNESS - The cost of injuries to employees and others related to Railroad activities or in accidents involving the trucking segment is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. During 2002, the Railroad's reported number of work-related injuries that resulted in lost job time decreased 5% compared to the number of injuries reported during 2001, and accidents at grade crossings decreased 16% compared to 2001. Annual expenses for the Corporation's personal injury-related events were $259 million in 2002, $227 million in 2001 and $226 million in 2000. As of December 31, 2002 and 2001, the Corporation had a liability of $724 million and $743 million, respectively, accrued for future personal injury costs, of which $304 million and $295 million were recorded in current liabilities as accrued casualty costs. The Railroad has additional amounts accrued for claims related to certain occupational illnesses. Compensation for Railroad work-related accidents is governed by the Federal Employers' Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

ENVIRONMENTAL COSTS - The Corporation generates and transports hazardous and non-hazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Corporation has identified approximately 433 sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 52 sites that are the subject of actions taken by the U.S. government, 27 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Corporation's ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to its own activities at each site.

   When an environmental issue has been identified with respect to the property owned, leased or otherwise used in the conduct of the Corporation's business, the Corporation and its consultants perform environmental assessments on such property. The Corporation expenses the cost of the assessments as incurred. The Corporation accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

   As of December 31, 2002 and 2001, the Corporation had a liability of $189 million and $172 million, respectively, accrued for future environmental costs, of which $72 million and $71 million were recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Corporation believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. The Corporation expects to pay out the majority of the December 31, 2002, environmental liability over the next five years, funded by cash generated from operations.

   Remediation of identified sites previously used in operations, used by tenants or contaminated by former owners required cash spending of $68 million in 2002, $63 million in 2001, and $62 million in 2000. The Corporation is also engaged in reducing emissions, spills and migration of hazardous materials, and spent cash of $6 million, $5 million and $8 million in 2002, 2001, and 2000, respectively, for control and prevention. In 2003, the Corporation anticipates spending $65 million for remediation and $9 million for control and prevention. The impact of current obligations is not expected to have a material adverse effect on the liquidity of the Corporation.

LABOR MATTERS

Rail - Approximately 87% of the Railroad's nearly 47,000 employees are represented by 14 major rail unions. National negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999. In May 2001, the Brotherhood of Maintenance of Way Employees (BMWE) ratified a five-year agreement, which included provisions for an annual wage increase (based on the consumer price index) and progressive health and welfare cost sharing. In August 2002, the carriers reached a five year agreement with the United Transportation Union (UTU) for annual wage increases as follows: 4.0% July 2002, 2.5% July 2003, and 3.0% July 2004. The agreement also established a process for resolving the health and welfare cost sharing issue through arbitration and also provided for the operation of remote control locomotives by trainmen. The Brotherhood of Locomotive Engineers (BLE) challenged the remote control feature of the UTU Agreement and a recent arbitration decision held that operation of remote control by UTU members in terminals does not violate the BLE agreement. In November 2002, the International Brotherhood of Boilermakers and Blacksmiths (IBB) reached a five year agreement following the UTU wage pattern. In January 2003, an arbitration award was rendered establishing wage increases and health and welfare employee cost sharing for the Transportation Communications International Union (TCU). Contract discussions with the remaining unions are either in negotiation or mediation. Also during 2002, the National Mediation Board ruled against the UTU on its petition for a single operating craft on the Kansas City Southern Railroad. The BLE is now working on a possible merger with the International Brotherhood of Teamsters (Teamsters).

Trucking - During 2002, OTC continued to oppose the efforts of the Teamsters to unionize OTC service centers. On February 11, 2002, the United States Court of Appeals for the Fourth Circuit, sitting as a full panel, refused to enforce four bargaining orders issued by the National Labor Relations Board (NLRB) that would have required OTC to bargain with the Teamsters, even though the Teamsters lost secret ballot elections. Subsequently, the NLRB moved for a judgment against itself to reverse the seven other bargaining orders it had issued, and the Fourth Circuit entered that judgment. On October 11, 2002, the NLRB's General Counsel dismissed a charge the Teamsters had filed in August 2001 alleging that OTC had been bargaining in bad faith. OTC has not reached any collective bargaining agreement with the Teamsters. On October 24, 2002, the Teamsters ended the national strike they had called against OTC three years earlier.

   The Teamsters' eight-year campaign to organize OTC's service centers has become almost entirely dormant, and since October 2002, the Teamsters have lost rights to represent 41% of the approximately 2,100 employees they had organized. The Teamsters had become the bargaining representative of the employees at 26 of OTC's 170 service centers, but the employees at 17 of these locations recently have voted to decertify the Teamsters, and the NLRB has officially approved the votes in 14 of those locations. Decertification petitions are pending at four other service centers. Only a single representation petition currently is pending, but due to strike violence charges pending against the Teamsters, the NLRB has blocked the Teamsters' efforts to precipitate an election. In all, the Teamsters currently represent approximately 10% of OTC's 12,534 employees.

   Employees at two Motor Cargo service centers located in North Salt Lake, Utah and Reno, Nevada, representing approximately 11% of Motor Cargo's total work force at 33 service centers, are covered by two separate collective bargaining agreements with unions affiliated with the Teamsters. Although the agreements cover most of the employees at these two facilities, less than half of these covered employees are actual members of unions.

INFLATION - The cumulative effect of long periods of inflation has significantly increased asset replacement costs for capital-intensive companies such as the Railroad, OTC and Motor Cargo. As a result, depreciation charges on an inflation-adjusted basis, assuming that all operating assets are replaced at current price levels, would be substantially greater than historically reported amounts.

DERIVATIVE FINANCIAL INSTRUMENTS - The Corporation and its subsidiaries use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices and to achieve the Corporation's interest rate objectives. The Corporation uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future gains from favorable movements. The Corporation uses interest rate swaps to manage its exposure to interest rate changes. The purpose of these programs is to protect the Corporation's operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

   The Corporation may also use swaptions to secure near-term swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment and are marked-to-market through the Consolidated Statements of Income.

Market and Credit Risk - The Corporation addresses market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At December 31, 2002, the Corporation has not been required to provide collateral, nor has UPC received collateral relating to its hedging activities.

   In addition, the Corporation enters into secured financings in which the debtor has pledged collateral. The collateral is based upon the nature of the financing and the credit risk of the debtor. The Corporation generally is not permitted to sell or repledge the collateral unless the debtor defaults.

Determination of Fair Value - The fair values of the Corporation's derivative financial instrument positions at December 31, 2002 and 2001, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

Sensitivity Analyses - The sensitivity analyses that follow illustrate the economic effect that hypothetical changes in interest rates or fuel prices could have on the Corporation's financial instruments. These hypothetical changes do not consider other factors that could impact actual results.

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

   At December 31, 2002 and 2001, the Corporation had variable-rate debt representing approximately 12% of its total debt. If variable interest rates average 10% higher in 2003 than the Corporation's December 31, 2002 variable rate, which was approximately 3%, the Corporation's interest expense would increase by less than $5 million after tax. If variable interest rates had averaged 10% higher in 2002 than the Corporation's December 31, 2001 variable rate, the Corporation's interest expense would have increased by less than $5 million after tax. These amounts were determined by considering the impact of the hypothetical interest rates on the balances of the Corporation's variable-rate debt at December 31, 2002 and 2001, respectively.

   Swaps allow the Corporation to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt's fair value attributable to the changes in the benchmark interest rate (LIBOR). The swaps have been accounted for using the short-cut method as allowed by Financial Accounting Standard (FAS) 133; therefore, no ineffectiveness has been recorded within the Corporation's Consolidated Financial Statements. In January 2002, the Corporation entered into an interest rate swap on $250 million of debt with a maturity date of December 2006. In May 2002, the Corporation entered into an interest rate swap on $150 million of debt with a maturity date of February 2023. This swap contained a call option that matches the call option of the underlying hedged debt, as allowed by FAS 133. In January 2003, the swap's counterparty exercised their option to cancel the swap, effective February 1, 2003. Similarly, the Corporation has exercised its option to redeem the underlying debt. As of December 31, 2002 and 2001, the Corporation had approximately $898 million and $598 million of interest rate swaps, respectively. The effect of a 10% interest rate increase or decrease in 2003 over the December 31, 2002 rates is included in the preceding and succeeding paragraph disclosure, respectively.

   Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates as of December 31, 2002, and amounts to approximately $203 million at December 31, 2002. Market risk resulting from a hypothetical 10% decrease in interest rates as of December 31, 2001, amounted to approximately $226 million at December 31, 2001. The fair values of the Corporation's fixed-rate debt were estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

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

   As of December 31, 2002, expected rail fuel consumption for 2003 is 7% hedged at 58 cents per gallon, excluding taxes, transportation costs and regional pricing spreads. As of December 31, 2002, the Railroad has no outstanding hedges for 2004. Based on annualized fuel consumption during 2002, and excluding the impact of the hedging program, each one-cent increase in the price of fuel would have resulted in approximately $8.2 million of additional fuel expense, after tax.

   As of December 31, 2001, the Corporation had hedged approximately 44% of its forecasted 2002 fuel consumption and 5% of its forecasted 2003 fuel consumption at 56 cents per gallon, excluding taxes, transportation costs and regional pricing spreads.

   As of December 31, 2002, expected trucking fuel consumption for 2003 is 5% hedged at 58 cents per gallon, excluding taxes, transportation costs and regional pricing spreads. As of December 31, 2002, there are no outstanding hedges for 2004. Based on annualized fuel consumption during 2002, and excluding the impact of the hedging program, each one-cent increase in the price of fuel would have resulted in approximately $400,000 of additional fuel expense, after tax.

   As of December 31, 2001, the Corporation had hedged approximately 16% of its forecasted 2002 trucking fuel consumption and 5% of its forecasted 2003 fuel consumption at 58 cents per gallon, excluding taxes, transportation costs and regional pricing spreads.

ACCOUNTING PRONOUNCEMENTS - In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 is effective for the Corporation beginning January 1, 2003. FAS 143 requires that the Corporation record a liability for the fair value of an asset retirement obligation when the Corporation has a legal obligation to remove the asset. The standard will affect the way the Corporation accounts for track structure removal costs, but will have no impact on liquidity. The Corporation is currently evaluating the impact of this statement on the Corporation's Consolidated Financial Statements. Any impact resulting from the adoption of this statement will be recorded as a cumulative effect of a change in accounting principle in the first quarter of 2003.

   In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that FAS 146 will not have a material impact on the Corporation's Consolidated Financial Statements.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" (FIN 45). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ending December 31, 2002, which expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires the Corporation to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. Management does not believe that FIN 45 will have a material impact on the Corporation's Consolidated Financial Statements.

   In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). FAS 148 provides alternative methods of transition for voluntary changes to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements including a requirement for interim disclosures. The Corporation currently discloses the effects of stock-based employee compensation and does not intend to voluntarily change to the alternative accounting principle.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As described in note 10 to the Consolidated Financial Statements, Item 8, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which falls within the guidance of FIN 46. In accordance with FIN 46, the Railroad will either consolidate, restructure or refinance the synthetic lease prior to July 1, 2003. The Corporation does not expect FIN 46 to have any impact on the treatment of the Sale of Receivables program as described in note 2 to the Consolidated Financial Statements, Item 8.

COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, contingent liabilities and guarantees is set forth in note 10 to the Consolidated Financial Statements, Item 8.

PENSIONS - During the second quarter of 2002, the Corporation decreased its assumed rate of return on pension plan assets from 10% to 9%. This assumption change resulted in an increase to 2002 pension expense of $22 million. In addition, due to declines on plan assets, a minimum pension liability adjustment was recorded during the fourth quarter of 2002. This adjustment resulted in a reduction of common shareholders' equity. The reduction in equity totaled $225 million, after tax (approximately 2% of total equity).

   OTC voluntarily contributed $125 million to its pension plan during 2002. The Railroad voluntarily contributed $100 million to its pension plan during the fourth quarter of 2002. The Corporation currently does not have any minimum funding requirements, as set forth in employee benefit and tax laws; however, UPC plans to voluntarily contribute approximately $75 million during 2003. Required contributions subsequent to 2003 are dependent on asset returns, current discount rates and a number of other factors; however, the Corporation expects to continue discretionary funding to help manage any potential required funding in the future. Future contributions are expected to be funded primarily by cash generated from operating activities.

DIVIDEND RECEIVABLE - The Railroad owns a 26% interest in Grupo Ferroviario Mexicano, S.A. de C.V. (GFM). GFM operates a major railway system in Mexico. During the third quarter of 2002, the Railroad recorded a dividend from GFM of approximately $118 million. As of December 31, 2002, the dividend is reflected as a receivable in the Corporation's Consolidated Statements of Financial Position. The dividend is accounted for as a reduction to investments in and advances to affiliated companies in the Consolidated Statements of Financial Position as of December 31, 2002 and creates no effect on the Corporation's Consolidated Statements of Income. During the fourth quarter 2002, the Railroad received approximately $20 million of the dividend receivable, and anticipates it will receive the remainder of the dividend during 2003.

WEST COAST PORT DISRUPTION - During September of 2002, the labor dispute between the International Longshoreman and Warehouse Union (ILWU) and the Pacific Maritime Association escalated and resulted in work slow-downs and a lockout of the ILWU dockworkers for four days at the end of the third quarter and continued for nine days into the fourth quarter of 2002. The estimated impact on fourth quarter earnings is approximately 10 cents per share, resulting mainly from international intermodal shipments diverted to trucks and suspended shipments due to vessel scheduling disruptions.

RAILROAD RETIREMENT REFORM - On December 21, 2001, The Railroad Retirement and Survivors' Improvement Act of 2001 (the Act) was signed into law. The Act was a result of historic cooperation between rail management and labor, and provides improved railroad retirement benefits for employees and reduced payroll taxes for employers. The estimated savings to the Railroad during 2002 from passage of the Act was $36 million, pre-tax, in reduced employer payroll taxes. Incremental savings are expected in 2003 as the employer tax rate is further reduced by 1.4 percentage points from 15.6% to 14.2%.

WORK FORCE REDUCTION - During 2003, the Corporation is planning to reduce approximately 1,000 administrative positions, through a combination of attrition and involuntary severance. The estimated 2003 severance cost is $45 million, pre-tax, the majority of which should occur in the first quarter of 2003.

A LOOK FORWARD

2003 BUSINESS OUTLOOK

RAIL - The Railroad expects to build on the positive momentum generated in the past several years and continue to grow revenue, operating income and free cash flow. Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Year-over-year revenue growth is projected in all commodity groups with the largest percentage increases projected in the intermodal, agricultural and industrial groups. Revenue derived from chemical and energy shipments is expected to increase steadily over 2003. Automotive revenue is also expected to increase slightly from last year's record setting pace, thereby continuing as a strong revenue provider. The Railroad will continue to focus on improving service performance while developing new, innovative rail service offerings to meet the changing needs of its customers. While operating expenses will likely increase for such items as insurance, pension, operating taxes and minimum guaranteed payments to union employees, cost controls and continuing improvements in productivity will remain a focus to drive the operating ratio lower. Fuel price will remain susceptible to near term volatile price swings. To help reduce the impact of fuel price volatility on earnings, the Railroad will continue to look for opportunities to use hedge contracts.

TRUCKING - Overnite expects financial performance to further improve upon its positive 2002 results. Solid revenue growth is projected, in part due to additional business resulting from the forced closure of Consolidated Freightways. Cost controls and productivity improvements are projected to positively impact operating expenses, which will mitigate the impact of inflationary pressures and volatile fuel prices. Overnite will continue to offer reliable on-time performance and quality service, which should enable Overnite to maintain profitable margins.

2003 CAPITAL INVESTMENTS

The Corporation's 2003 capital expenditures and debt service requirements are expected to be funded through cash generated from operations, additional debt financings and the sale or lease of various operating and non-operating properties. The Corporation expects that these sources will continue to provide sufficient funds to meet cash requirements in the foreseeable future. In 2003, the Corporation expects to spend approximately $1.8 to $2.0 billion on capital expenditures. These capital expenditures will be used to maintain track and structures, continue capacity expansions on the Railroad's main lines, upgrade and augment equipment to better meet customer needs, build infrastructure and develop and implement new technologies. OTC and Motor Cargo will continue to maintain their truck fleet, expand service centers and enhance technology.

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

   Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

      o legislative and regulatory developments, including possible enactment of initiatives to re-regulate the rail industry;

      o  natural events such as severe weather, fire, floods and earthquakes;

      o the effects of adverse general economic conditions, both within the United States and globally;

      o any adverse economic or operational repercussions from terrorist activities and any governmental response thereto;

      o  war or risk of war;

      o  changes in fuel prices;

      o  changes in labor costs;

      o  labor stoppages; and

      o the outcome of claims and litigation, including those related to environmental contamination, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk sensitive instruments is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters, Item 7.

                    ****************************************

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                   PAGE
------------------------------------------                                                                   ----

Independent Auditors' Report..................................................................                36

Consolidated Statements of Income
     For the Years Ended December 31, 2002, 2001 and 2000.....................................                37

Consolidated Statements of Financial Position
     At December 31, 2002 and 2001............................................................                38

Consolidated Statements of Cash Flows
     For the Years Ended December 31, 2002, 2001 and 2000.....................................                39

Consolidated Statements of Changes in Common Shareholders' Equity
     For the Years Ended December 31, 2002, 2001 and 2000.....................................                40

Notes to the Consolidated Financial Statements................................................                41

INDEPENDENT AUDITORS' REPORT

Union Pacific Corporation, its Directors and Shareholders:

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at
Part IV, Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Corporation and Subsidiary Companies at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
January 22, 2003

CONSOLIDATED STATEMENTS OF INCOME
Union Pacific Corporation and Subsidiary Companies

                    Millions, Except Per Share Amounts,
                    for the Years Ended December 31,                          2002            2001            2000
                    -----------------------------------                    ----------      ----------      ----------
OPERATING REVENUES  Rail, trucking and other .........................     $   12,491      $   11,973      $   11,878
                                                                           ----------      ----------      ----------
OPERATING EXPENSES  Salaries, wages and employee benefits ............          4,501           4,276           4,311
                    Equipment and other rents ........................          1,366           1,307           1,281
                    Depreciation .....................................          1,206           1,174           1,140
                    Fuel and utilities ...............................          1,133           1,316           1,350
                    Materials and supplies ...........................            530             537             593
                    Casualty costs ...................................            414             376             360
                    Purchased services and other costs ...............          1,017             915             940
                                                                           ----------      ----------      ----------
                    Total ............................................         10,167           9,901           9,975
                                                                           ----------      ----------      ----------
INCOME              Operating income .................................          2,324           2,072           1,903
                    Other income .....................................            325             162             130
                    Interest expense .................................           (633)           (701)           (723)
                                                                           ----------      ----------      ----------
                    Income before income taxes .......................          2,016           1,533           1,310
                    Income taxes .....................................           (675)           (567)           (468)
                                                                           ----------      ----------      ----------
                    Net income .......................................     $    1,341      $      966      $      842
                                                                           ----------      ----------      ----------
SHARE AND PER SHARE Basic - earnings per share .......................     $     5.32      $     3.90      $     3.42
                    Diluted - earnings per share .....................     $     5.05      $     3.77      $     3.34
                                                                           ----------      ----------      ----------
                    Weighted average number of shares (basic) ........          252.1           248.0           246.5
                    Weighted average number of shares (diluted) ......          276.8           271.9           269.5
                                                                           ----------      ----------      ----------
                    Dividends ........................................     $     0.83      $     0.80      $     0.80
                                                                           ----------      ----------      ----------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Corporation and Subsidiary Companies

                            Millions of Dollars, as of December 31,                           2002            2001
                            ---------------------------------------                        ----------      ----------
ASSETS

Current Assets              Cash and temporary investments ...........................     $      369      $      113
                            Accounts receivable, net .................................            696             604
                            Inventories ..............................................            288             265
                            Current deferred income taxes ............................            557             400
                            Other current assets .....................................            242             160
                                                                                           ----------      ----------
                            Total ....................................................          2,152           1,542
                                                                                           ----------      ----------
Investments                 Investments in and advances to affiliated companies ......            649             725
                            Other investments ........................................             50              61
                                                                                           ----------      ----------
                            Total ....................................................            699             786
                                                                                           ----------      ----------
Properties                  Cost .....................................................         37,838          36,436
                            Accumulated depreciation .................................         (8,333)         (7,644)
                                                                                           ----------      ----------
                            Net ......................................................         29,505          28,792
                                                                                           ----------      ----------
Other                       Other assets .............................................            408             431
                                                                                           ----------      ----------
                            Total assets .............................................     $   32,764      $   31,551
                                                                                           ----------      ----------
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

Current Liabilities         Accounts payable .........................................     $      483      $      567
                            Accrued wages and vacation ...............................            412             394
                            Accrued casualty costs ...................................            461             452
                            Income and other taxes ...................................            236             286
                            Dividends and interest ...................................            253             255
                            Debt due within one year .................................            276             194
                            Other current liabilities ................................            580             598
                                                                                           ----------      ----------
                            Total ....................................................          2,701           2,746
Other Liabilities and       Debt due after one year ..................................          7,428           7,886
Common Shareholders'        Deferred income taxes ....................................          8,478           7,882
Equity                      Accrued casualty costs ...................................            682             696
                            Retiree benefits obligation ..............................            938             812
                            Other long-term liabilities ..............................            386             454
                            Company-obligated mandatorily redeemable convertible
                               preferred securities ..................................          1,500           1,500
                            Commitments and contingencies
                            Common shareholders' equity ..............................         10,651           9,575
                                                                                           ----------      ----------
                            Total liabilities and common shareholders' equity ........     $   32,764      $   31,551
                                                                                           ----------      ----------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Union Pacific Corporation and Subsidiary Companies

                       Millions of Dollars, for the Years
                       Ended December 31,                                            2002            2001            2000
                       ----------------------------------                         ----------      ----------      ----------
OPERATING ACTIVITIES   Net income ...........................................     $    1,341      $      966      $      842
                       Adjustments to reconcile net income to net
                          cash provided by operating activities:
                          Depreciation ......................................          1,206           1,174           1,140
                          Deferred income taxes .............................            573             424             447
                          Cash paid to fund pension plan ....................           (225)             --              --
                          Other, net ........................................           (321)           (379)           (398)
                          Changes in current assets and liabilities, net ....           (324)           (193)             22
                                                                                  ----------      ----------      ----------
                       Cash provided by operating activities ................          2,250           1,992           2,053
                                                                                  ----------      ----------      ----------
INVESTING ACTIVITIES   Capital investments ..................................         (1,887)         (1,736)         (1,783)
                       Proceeds from asset sales ............................            417             318             211
                       Other investing activities, net ......................            (51)           (126)            (65)
                                                                                  ----------      ----------      ----------
                       Cash used in investing activities ....................         (1,521)         (1,544)         (1,637)
                                                                                  ----------      ----------      ----------
FINANCING ACTIVITIES   Dividends paid .......................................           (201)           (198)           (199)
                       Debt repaid ..........................................         (1,197)         (1,219)           (796)
                       Cash received from exercise of stock options .........            150              52               3
                       Financings, net ......................................            775             925             506
                                                                                  ----------      ----------      ----------
                       Cash used in financing activities ....................           (473)           (440)           (486)
                                                                                  ----------      ----------      ----------
                       Net change in cash and temporary investments .........            256               8             (70)
                       Cash and temporary investments at
                          beginning of year .................................            113             105             175
                                                                                  ----------      ----------      ----------
                       Cash and temporary investments at end of year ........     $      369      $      113      $      105
                                                                                  ----------      ----------      ----------
CHANGES IN CURRENT     Accounts receivable, net .............................     $      (92)     $       10      $      (16)
ASSETS AND             Inventories ..........................................            (23)             96             (23)
LIABILITIES, NET       Other current assets .................................            (82)            (50)            (24)
                       Accounts, wages and vacation payable .................            (66)           (112)             73
                       Other current liabilities ............................            (61)           (137)             12
                                                                                  ----------      ----------      ----------
                       Total ................................................     $     (324)     $     (193)     $       22
                                                                                  ----------      ----------      ----------
                       Supplemental cash flow information:
                          Cash paid during the year for:
                             Interest .......................................     $      653      $      722      $      756
                             Income taxes, net ..............................            184              77              25
                            Non-cash transaction:
                             Acquisition of Motor Cargo Industries, Inc. ....             --              80              --
                                                                                  ----------      ----------      ----------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
Union Pacific Corporation and Subsidiary Companies


                                                                                     Accumulated Other
                                                                                Comprehensive Income (Loss)
                                                                   ----------------------------------------------------
                                                                       Minimum       Foreign
                              [a]                             [b]      Pension      Currency
                           Common  Paid-in-  Retained    Treasury    Liability   Translation    Derivative
Millions of Dollars        Shares   Surplus  Earnings       Stock  Adjustments   Adjustments   Adjustments     Total       Total
-------------------       -------  --------  --------  ----------  -----------   -----------   -----------   ----------  ----------
Balance at January
 1, 2000 ................ $   691  $  4,019  $  5,053  $   (1,756) $        (2)  $        (4)  $        --   $       (6) $    8,001
                          -------  --------  --------  ----------  -----------   -----------   -----------   ----------  ----------
Net income ..............      --        --       842          --           --            --            --           --         842
Other comprehensive
   income [d] ...........      --        --        --          --           --             6            --            6           6
                                                                                                                         ----------
Comprehensive income ....                                                                                                       848
Conversion, exercises
   of stock options,
   forfeitures and
   other - net
   (1,060,242)
   shares in 2000 .......      (3)        5        --           7           --            --            --           --           9
Dividends declared
   ($0.80 per share) ....      --        --      (196)         --           --            --            --           --        (196)
                          -------  --------  --------  ----------   ----------    ----------    ----------   ----------  ----------
Balance at December
 31, 2000 ...............     688     4,024     5,699      (1,749)          (2)            2            --           --       8,662
                          -------  --------  --------  ----------   ----------    ----------    ----------   ----------  ----------
Net income ..............      --        --       966          --           --            --            --           --         966
Other comprehensive
   income (loss)[d] .....      --        --        --          --           (5)            1            (7)         (11)        (11)
                                                                                                                         ----------
Comprehensive income ....                                                                                                       955
Conversion, exercises
   of stock options,
   forfeitures and
   other - net 265,112
   shares in 2001[c] ....       1       (44)       --         200           --            --            --           --         157
Dividends declared
   ($0.80 per share) ....      --        --      (199)         --           --            --            --           --        (199)
                          -------  --------  --------  ----------   ----------    ----------    ----------   ----------  ----------
Balance at December
 31, 2001 ...............     689     3,980     6,466      (1,549)          (7)            3            (7)         (11)      9,575
                          -------  --------  --------  ----------   ----------    ----------    ----------   ----------  ----------
Net income ..............      --        --     1,341          --           --            --            --           --       1,341
Other comprehensive
   income (loss)[d] .....      --        --        --          --         (225)          (12)           14         (223)       (223)
                                                                                                                         ----------
Comprehensive income ....                                                                                                     1,118
Conversion, exercises
   of stock options,
   forfeitures and
   other - net 80,280
   shares in 2002 .......      --       (34)       --         202           --            --            --           --         168
Dividends declared
   ($0.83 per share) ....      --        --      (210)         --           --            --            --           --        (210)
                          -------  --------  --------  ----------   ----------    ----------    ----------   ----------  ----------
Balance at December
 31, 2002 ............... $   689  $  3,946  $  7,597  $   (1,347)  $     (232)   $       (9)   $        7   $     (234) $   10,651
                          -------  --------  --------  ----------   ----------    ----------    ----------   ----------  ----------

[a] Common stock $2.50 par value; 500,000,000 shares authorized; 275,579,367 shares issued at the end of 2002; 275,499,087 shares issued at the end of 2001; 275,233,975 shares issued at the end of 2000.

[b] Balance at end of year, shares at cost: 21,920,238 in 2002; 25,208,819 in 2001; 28,413,483 in 2000.

[c] The Corporation utilized approximately 1.7 million shares of treasury stock in the acquisition of Motor Cargo Industries, Inc.

[d] Other comprehensive income (loss), net of tax of $(134), $(6) and $3 in 2002, 2001 and 2000, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Union Pacific Corporation and Subsidiary Companies

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements include the accounts of Union Pacific Corporation (UPC or the Corporation) and all of its subsidiaries. Investments in affiliated companies (20% to 50% owned) are accounted for using the equity method of accounting. All significant intercompany transactions are eliminated.

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

TRANSLATION OF FOREIGN CURRENCY - The Corporation's portion of the assets and liabilities related to foreign investments are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The resulting translation adjustments are reflected within shareholders' equity as accumulated other comprehensive income or loss. Transaction gains and losses related to intercompany accounts are not significant.

FINANCIAL INSTRUMENTS - The carrying value of the Corporation's non-derivative financial instruments approximates fair value. The fair value of financial instruments is generally determined by reference to market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

   The Corporation periodically uses derivative financial instruments, for other than trading purposes, to manage risk related to changes in fuel prices and interest rates.

STOCK-BASED COMPENSATION - At December 31, 2002, the Corporation has several stock-based employee compensation plans, which are described more fully in note
8. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation expense, related to stock option grants, is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                                     Year Ended December 31,
Millions of Dollars, Except Per Share Amounts                                  2002            2001            2000
---------------------------------------------                              ------------    ------------    ------------
Net income, as reported ................................................   $      1,341    $        966    $        842
Stock-based employee compensation expense included in reported net
   income, net of tax ..................................................             31              11              11
Total stock-based employee compensation expense determined under
   fair value based method for all awards, net of tax ..................            (52)            (33)            (40)
                                                                           ------------    ------------    ------------
Pro forma net income ...................................................   $      1,320    $        944    $        813
                                                                           ------------    ------------    ------------
EPS - basic, as reported ...............................................   $       5.32    $       3.90    $       3.42
EPS - basic, pro forma .................................................   $       5.24    $       3.81    $       3.30
EPS - diluted, as reported .............................................   $       5.05    $       3.77    $       3.34
EPS - diluted, pro forma ...............................................   $       4.98    $       3.69    $       3.23
                                                                           ------------    ------------    ------------

EARNINGS PER SHARE - Basic earnings per share (EPS) is calculated on the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options, stock-based awards and the potential conversion of the preferred securities where the conversion of such instruments would be dilutive.

USE OF ESTIMATES - The Consolidated Financial Statements of the Corporation include estimates and assumptions regarding certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

INCOME TAXES - The Corporation accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on the Corporation's financial position or its results of operations.

PENSION AND POSTRETIREMENT BENEFITS - The Corporation incurs certain employment-related expenses associated with pensions and postretirement health benefits. In order to measure the expense associated with these benefits, management must make various estimates including discount rates used to value certain liabilities, assumed rates of return on plan assets used to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates and expected future healthcare costs. The estimates used by management are based on the Corporation's historical experience as well as current facts and circumstances. The Corporation uses third-party actuaries to assist management in properly measuring the expense associated with these benefits. Actual results that vary from the previously mentioned assumptions could have a material impact on the Corporation's results of operations, financial position or liquidity.

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

CHANGE IN PRESENTATION - Certain prior year amounts have been reclassified to conform to the 2002 Consolidated Financial Statement presentation. These reclassifications had no effect on previously reported operating income or net income.

1. OPERATIONS AND SEGMENTATION

Union Pacific Corporation consists of two reportable segments, rail and trucking, as well as UPC's other product lines (Other). The rail segment includes the operations of the Corporation's indirect wholly owned subsidiary, UPRR and UPRR's subsidiaries and rail affiliates (collectively, the Railroad). The trucking segment includes Overnite Transportation Company

(OTC) and Motor Cargo Industries, Inc. (Motor Cargo) as of November 30, 2001, both operating as separate and distinct subsidiaries of Overnite Corporation (Overnite), an indirect wholly owned subsidiary of UPC. The Corporation's other product lines are comprised of the corporate holding company (which largely supports the Railroad), self-insurance activities, technology companies, and all appropriate consolidating entries.

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

   The Railroad is dependent on two key suppliers of locomotives. Due to the capital intensive nature and sophistication of this equipment, there are strong barriers of entry to new suppliers. Therefore, if one of these suppliers would no longer produce locomotives, the Railroad could realize a significant increase in the cost and the potential for reduced availability of the locomotives that are necessary to its operations.

EMPLOYEES - Approximately 87% of the Railroad's nearly 47,000 employees are represented by 14 major rail unions. National negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999. In May 2001, the Brotherhood of Maintenance of Way Employees (BMWE) ratified a five-year agreement, which included provisions for an annual wage increase (based on the consumer price index) and progressive health and welfare cost sharing. In August 2002, the carriers reached a five year agreement with the United Transportation Union (UTU) for annual wage increases as follows: 4.0% July 2002, 2.5% July 2003, and 3.0% July 2004. The agreement also established a process for resolving the health and welfare cost sharing issue through arbitration and also provided for the operation of remote control locomotives by trainmen. The Brotherhood of Locomotive Engineers (BLE) challenged the remote control feature of the UTU Agreement and a recent arbitration decision held that operation of remote control by UTU members in terminals does not violate the BLE agreement. In November 2002, the International Brotherhood of Boilermakers and Blacksmiths (IBB) reached a five year agreement following the UTU wage pattern. In January 2003, an arbitration award was rendered establishing wage increases and health and welfare employee cost sharing for the Transportation Communications International Union (TCU). Contract discussions with the remaining unions are either in negotiation or mediation. Also during 2002, the National Mediation Board ruled against the UTU on its petition for a single operating craft on the Kansas City Southern Railroad. The BLE is now working on a possible merger with the International Brotherhood of Teamsters (Teamsters).

TRUCKING SEGMENT

OPERATIONS - The trucking segment includes the operations of OTC and Motor Cargo. OTC is a major interstate trucking company specializing in less-than-truckload (LTL) shipments. OTC serves all 50 states and portions of Canada and Mexico through 170 service centers located throughout the United States providing regional, inter-regional and long haul service.

OTC transports a variety of products including machinery, tobacco, textiles, plastics, electronics and paper products. Motor Cargo is a western regional LTL carrier that provides comprehensive service throughout 10 western states. Motor Cargo transports general commodities, including consumer goods, packaged foodstuffs, industrial and electronic equipment and auto parts. OTC and Motor Cargo experience intense service and price competition from regional, inter-regional and national LTL carriers and, to a lesser extent, from truckload carriers, railroads and overnight delivery companies. Major competitors include US Freightways and CNF Inc. OTC and Motor Cargo believe they are able to compete effectively in their markets by providing high quality, customized service at competitive prices.

EMPLOYEES - During 2002, OTC continued to oppose the efforts of the Teamsters to unionize OTC service centers. On February 11, 2002, the United States Court of Appeals for the Fourth Circuit, sitting as a full panel, refused to enforce four bargaining orders issued by the National Labor Relations Board (NLRB) that would have required OTC to bargain with the Teamsters, even though the Teamsters lost secret ballot elections. Subsequently, the NLRB moved for a judgment against itself to reverse the seven other bargaining orders it had issued, and the Fourth Circuit entered that judgment. On October 11, 2002, the NLRB's General Counsel dismissed a charge the Teamsters had filed in August 2001 alleging that OTC had been bargaining in bad faith. OTC has not reached any collective bargaining agreement with the Teamsters. On October 24, 2002, the Teamsters ended the national strike they had called against OTC three years earlier.

   The Teamsters' eight-year campaign to organize OTC's service centers has become almost entirely dormant, and since October 2002, the Teamsters have lost rights to represent 41% of the approximately 2,100 employees they had organized. The Teamsters had become the bargaining representative of the employees at 26 of OTC's 170 service centers, but the employees at 17 of these locations recently have voted to decertify the Teamsters, and the NLRB has officially approved the votes in 14 of those locations. Decertification petitions are pending at four other service centers. Only a single representation petition currently is pending, but due to strike violence charges pending against the Teamsters, the NLRB has blocked the Teamsters' efforts to precipitate an election. In all, the Teamsters currently represent approximately 10% of OTC's 12,534 employees.

   Employees at two Motor Cargo service centers located in North Salt Lake, Utah and Reno, Nevada, representing approximately 11% of Motor Cargo's total work force at 33 service centers, are covered by two separate collective bargaining agreements with unions affiliated with the Teamsters. Although the agreements cover most of the employees at these two facilities, less than half of these covered employees are actual members of unions.

OTHER PRODUCT LINES

OTHER - Included in the other product lines are the results of the corporate holding company, self-insurance activities, technology companies, and all appropriate consolidating entries.

   The following table details reportable financial information for the Corporation's segments and other product lines for the years ended December 31, 2002, 2001 and 2000:

Millions of Dollars                                      2002            2001            2000
-------------------                                  ------------    ------------    ------------
Operating revenues:[a]
   Rail ..........................................   $     11,103    $     10,800    $     10,731
   Trucking ......................................          1,332           1,143           1,113
   Other .........................................             56              30              34
                                                     ------------    ------------    ------------
   Consolidated ..................................   $     12,491    $     11,973    $     11,878
                                                     ------------    ------------    ------------
Depreciation:
   Rail ..........................................   $      1,139    $      1,120    $      1,089
   Trucking ......................................             59              48              48
   Other .........................................              8               6               3
                                                     ------------    ------------    ------------
   Consolidated ..................................   $      1,206    $      1,174    $      1,140
                                                     ------------    ------------    ------------
Operating income (loss):
   Rail ..........................................   $      2,333    $      2,081    $      1,903
   Trucking ......................................             71              54              53
   Other .........................................            (80)            (63)            (53)
                                                     ------------    ------------    ------------
   Consolidated ..................................   $      2,324    $      2,072    $      1,903
                                                     ------------    ------------    ------------
Interest expense:
   Rail ..........................................   $        541    $        584    $        592
   Trucking ......................................              1               1               1
   Other .........................................             91             116             130
                                                     ------------    ------------    ------------
   Consolidated ..................................   $        633    $        701    $        723
                                                     ------------    ------------    ------------
Income tax expense (benefit):
   Rail ..........................................   $        739    $        613    $        511
   Trucking ......................................              1              29              28
   Other .........................................            (65)            (75)            (71)
                                                     ------------    ------------    ------------
   Consolidated ..................................   $        675    $        567    $        468
                                                     ------------    ------------    ------------
Earnings of nonconsolidated affiliates:[b]
   Rail ..........................................   $         76    $         78    $         78
   Trucking ......................................             --              --              --
   Other .........................................             --              --              --
                                                     ------------    ------------    ------------
   Consolidated ..................................   $         76    $         78    $         78
                                                     ------------    ------------    ------------
Net income (loss):
   Rail ..........................................   $      1,374    $      1,058    $        926
   Trucking ......................................             89              46              43
   Other .........................................           (122)           (138)           (127)
                                                     ------------    ------------    ------------
   Consolidated ..................................   $      1,341    $        966    $        842
                                                     ------------    ------------    ------------
Investments in nonconsolidated affiliates:[b]
   Rail ..........................................   $        649    $        725    $        644
   Trucking ......................................             --              --              --
   Other .........................................             --              --              --
                                                     ------------    ------------    ------------
   Consolidated ..................................   $        649    $        725    $        644
                                                     ------------    ------------    ------------
Assets:
   Rail ..........................................   $     31,314    $     30,563    $     29,993
   Trucking ......................................            775             751             677
   Other .........................................            675             237             247
                                                     ------------    ------------    ------------
   Consolidated ..................................   $     32,764    $     31,551    $     30,917
                                                     ------------    ------------    ------------
Capital investments:
   Rail ..........................................   $      1,817    $      1,687    $      1,735
   Trucking ......................................             66              40              33
   Other .........................................              4               9              15
                                                     ------------    ------------    ------------
   Consolidated ..................................   $      1,887    $      1,736    $      1,783
                                                     ------------    ------------    ------------

[a]   The Corporation has no significant intercompany sales activities.

[b]   The Railroad has equity interests in several railroad-related businesses.

2. FINANCIAL INSTRUMENTS

ADOPTION OF STANDARD - Effective January 1, 2001, the Corporation adopted Financial Accounting Standards Board Statement (FASB) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) and FASB No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 133 and FAS 138 require that the changes in fair value of all derivative financial instruments the Corporation uses for fuel or interest rate hedging purposes be recorded in the Corporation's Consolidated Statements of Financial Position. In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Corporation's operations, income statement recognition of the ineffective portion of the hedge position is required. Also, derivative instruments that do not qualify for hedge accounting treatment per FAS 133 and FAS 138 require income statement recognition. The adoption of FAS 133 and FAS 138 resulted in the recognition of a $2 million asset on January 1, 2001.

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

MARKET AND CREDIT RISK - The Corporation addresses market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At December 31, 2002, the Corporation has not been required to provide collateral, nor has UPC received collateral relating to its hedging activities.

   In addition, the Corporation enters into secured financings in which the debtor has pledged collateral. The collateral is based upon the nature of the financing and the credit risk of the debtor. The Corporation generally is not permitted to sell or repledge the collateral unless the debtor defaults.

DETERMINATION OF FAIR VALUE - The fair values of the Corporation's derivative financial instrument positions at December 31, 2002 and 2001, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

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

   Swaps allow the Corporation to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt's fair value attributable to the changes in the benchmark interest rate (LIBOR). The swaps have been accounted for using the short-cut method as allowed by Financial Accounting Standard (FAS) 133; therefore, no ineffectiveness has been recorded within the Corporation's Consolidated Financial Statements. In January 2002, the Corporation entered into an interest rate swap on $250 million of debt with a maturity date of December 2006. In May 2002, the Corporation entered into an interest rate swap on $150 million of debt with a maturity date of February 2023. This swap contained a call option that matches the call option of the underlying hedged debt, as allowed by FAS 133. In January 2003, the swap's counterparty exercised their option to cancel the swap, effective February 1, 2003. Similarly, the Corporation has exercised its option to redeem the underlying debt. As of December 31, 2002 and 2001, the Corporation had approximately $898 million and $598 million of interest rate swaps, respectively.

FUEL STRATEGY - As a result of the significance of the Corporation's fuel costs and the historical volatility of fuel prices, the Corporation's transportation subsidiaries periodically use swaps, futures and/or forward contracts to mitigate adverse fuel price changes. In addition, the Corporation at times may use fuel swaptions to secure more favorable swap prices. The following is a summary of the Corporation's derivative financial instruments at December 31, 2002 and 2001:

Millions, Except Percentages and Average Commodity Prices                    2002            2001
---------------------------------------------------------                ------------    ------------
Interest rate hedging:
   Amount of debt hedged .............................................   $        898    $        598
   Percentage of total debt portfolio ................................             12%              7%
Rail fuel hedging/swaptions:
   Number of gallons hedged for 2002[a] ..............................            552             567
   Average price of 2002 hedges (per gallon) [b] .....................   $       0.56    $       0.56
   Number of gallons hedged for 2003[c] ..............................             88              63
   Average price of 2003 hedges outstanding (per gallon)[b] ..........   $       0.58    $       0.56
Trucking fuel hedging:
   Number of gallons hedged for 2002[a] ..............................              9               9
   Average price of 2002 hedges outstanding (per gallon)[b] ..........   $       0.58    $       0.58
   Number of gallons hedged for 2003[c] ..............................              3               3
   Average price of 2003 hedges outstanding (per gallon)[b] ..........   $       0.58    $       0.58
                                                                         ------------    ------------

[a] Fuel hedges which were in effect during 2002.

[b] Excluded taxes, transportation costs and regional pricing spreads.

[c] Fuel hedges which are in effect during 2003. These hedges expire December
    31, 2003.

   The fair value asset and liability positions of the Corporation's outstanding derivative financial instruments at December 31, 2002 and 2001 were as follows:

Millions of Dollars                                                          2002           2001
-------------------                                                      ------------   ------------
Interest rate hedging:
   Gross fair value asset position ...................................   $         52   $         13
   Gross fair value (liability) position .............................             --             --
Rail fuel hedging:
   Gross fair value asset position ...................................             12             --
   Gross fair value (liability) position .............................             --            (11)
Rail fuel swaptions:
   Gross fair value asset position ...................................             --             --
   Gross fair value (liability) position .............................             --            (24)
Trucking fuel hedging:
   Gross fair value asset position ...................................              1             --
   Gross fair value (liability) position .............................             --             --
                                                                         ------------   ------------
Total net fair value asset (liability) position, net .................   $         65   $        (22)
                                                                         ------------   ------------

   Fuel hedging positions will be reclassified from accumulated other comprehensive income (loss) to fuel expense over the life of the hedge as fuel is consumed. During 2003, the Corporation expects fuel expense to decrease $13 million from this reclassification.

   The Corporation's use of derivative financial instruments had the following impact on pre-tax income for the years ended December 31, 2002, 2001 and 2000:

Millions of Dollars                                                          2002           2001            2000
-------------------                                                      ------------   ------------    ------------
Decrease in interest expense from interest rate hedging ..............   $         29   $          4    $         --
Decrease (increase) in fuel expense from rail fuel hedging ...........             36            (14)             52
Decrease (increase) in fuel expense from rail fuel swaptions .........             19             (6)             --
Decrease in fuel expense from trucking fuel hedging ..................              1             --               2
                                                                         ------------   ------------    ------------
Decrease (increase) in operating expenses ............................             85            (16)             54
Increase (decrease) in other income, net from rail fuel swaptions ....              5            (18)             --
                                                                         ------------   ------------    ------------
Increase (decrease) in pre-tax income ................................   $         90   $        (34)   $         54
                                                                         ------------   ------------    ------------

FAIR VALUE OF DEBT INSTRUMENTS - The fair value of the Corporation's long- and short-term debt has been estimated using quoted market prices or current borrowing rates. At December 31, 2002 and 2001, the fair value of total debt exceeded the carrying value by approximately $991 million and $254 million, respectively. At December 31, 2002 and December 31, 2001, approximately $513 million and $850 million, respectively, of fixed-rate debt securities contain call provisions that allow the Corporation to retire the debt instruments prior to final maturity subject, in certain cases, to the payment of premiums.

SALE OF RECEIVABLES - The Railroad has sold, on a 364-day revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The third parties have designated the Railroad to service the sold receivables. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. Payments collected from sold receivables can be reinvested in new receivables on behalf of the buyers. Should the Corporation's credit rating fall below investment grade, the amount of receivables sold would be reduced, and in certain cases, the buyers have the right to discontinue this reinvestment, thus requiring the Railroad to fund the receivables. At December 31, 2002 and 2001, accounts receivable are presented net of $600 million of receivables sold.

3. PROPERTIES

At December 31, 2002 and 2001, major property accounts were as follows:

Millions of Dollars                                                      2002           2001
-------------------                                                  ------------   ------------
Railroad:
   Road and other ................................................   $     29,370   $     27,934
   Equipment .....................................................          7,451          7,507
                                                                     ------------   ------------
Total railroad ...................................................         36,821         35,441
Trucking .........................................................            977            954
Other ............................................................             40             41
                                                                     ------------   ------------
Total ............................................................   $     37,838   $     36,436
                                                                     ------------   ------------

   At December 31, 2002 and 2001, major accumulated depreciation accounts were as follows:

Millions of Dollars                                                       2002          2001
-------------------                                                  ------------   ------------
Railroad:
   Road and other ................................................   $      5,461   $      4,910
   Equipment .....................................................          2,380          2,267
                                                                     ------------   ------------
Total railroad ...................................................          7,841          7,177
Trucking .........................................................            476            453
Other ............................................................             16             14
                                                                     ------------   ------------
Total ............................................................   $      8,333   $      7,644
                                                                     ------------   ------------

4. INCOME TAXES

Components of income tax expense were as follows for the years ended December 31, 2002, 2001 and 2000:

Millions of Dollars                                      2002           2001           2000
-------------------                                  ------------   ------------   ------------
  Current:
     Federal .....................................   $         94   $        133   $         18
     State .......................................              8             10              3
                                                     ------------   ------------   ------------
  Total current ..................................            102            143             21
                                                     ------------   ------------   ------------
  Deferred:
     Federal .....................................            508            374            423
     State .......................................             65             50             24
                                                     ------------   ------------   ------------
  Total deferred .................................            573            424            447
                                                     ------------   ------------   ------------
  Total ..........................................   $        675   $        567   $        468
                                                     ------------   ------------   ------------

   Deferred income tax liabilities (assets) were comprised of the following at December 31, 2002 and 2001:

Millions of Dollars                                           2002            2001
-------------------                                       ------------    ------------
Current liabilities ...................................   $       (346)   $       (341)
Alternative minimum tax credits .......................           (211)             --
Net operating loss ....................................             --             (59)
                                                          ------------    ------------
Net current deferred income tax asset .................           (557)           (400)
                                                          ------------    ------------
Excess tax over book depreciation .....................          8,190           7,813
State taxes, net ......................................            609             577
Retirement benefits ...................................           (337)           (287)
Alternative minimum tax credits .......................           (140)           (315)
Net operating loss ....................................             --             (96)
Other .................................................            156             190
                                                          ------------    ------------
Net long-term deferred income tax liability ...........          8,478           7,882
                                                          ------------    ------------
Net deferred income tax liability .....................   $      7,921    $      7,482
                                                          ------------    ------------

   For the years ending December 31, 2002, 2001 and 2000, a reconciliation between statutory and effective tax rates of continuing operations is as follows:

Percentages                                                   2002             2001             2000
-----------                                               ------------     ------------     ------------
Statutory tax rate ....................................           35.0%            35.0%            35.0%
State taxes-net .......................................            2.3              2.5              1.4
Dividend exclusion ....................................           (0.6)            (0.8)            (1.1)
Prior years' income tax examinations ..................           (3.0)            (0.1)              --
Other .................................................           (0.2)             0.4              0.4
                                                          ------------     ------------     ------------
Effective tax rate ....................................           33.5%            37.0%            35.7%
                                                          ------------     ------------     ------------

   During 2002, the Corporation made considerable progress on a number of significant income tax examination issues for prior tax years. Most of the Corporation's tax issues relating to 1986 through 1994, as well as some issues for 1995 through 1998, have now been substantially resolved, resulting in a decrease in income tax expense of $67 million in 2002.

   All federal income tax years prior to 1986 are closed, and most issues for 1986 through 1994 have been resolved. Years 1995 through 1998 are currently under examination by the IRS.

   The Corporation believes it has adequately reserved for federal and state income taxes.

5. DEBT

Total debt as of December 31, 2002 and 2001, including interest rate swaps designated as hedges, is summarized below:

Millions of Dollars                                                                    2002            2001
-------------------                                                                ------------    ------------
Notes and debentures, 2.0% to 8.4% due through 2054 [a] ........................   $      4,744    $      4,682
Capitalized leases, 5.4% to 12.8% due through 2024 .............................          1,458           1,441
Medium-term notes, 6.3% to 10.0% due through 2020 [a] ..........................            704             736
Equipment obligations, 6.3% to 10.3% due through 2019 ..........................            534             619
Term floating-rate debt ........................................................             --             300
Mortgage bonds, 4.3% to 4.8% due through 2030 ..................................            153             153
Tax-exempt financings, 3.3% to 5.7% due through 2026 ...........................            168             168
Commercial paper and bid notes, average of 2.9% in 2002 and 5.1% in 2001 .......             --              34
Unamortized discount ...........................................................            (57)            (53)
                                                                                   ------------    ------------
Total debt .....................................................................          7,704           8,080
Less current portion ...........................................................           (276)           (194)
                                                                                   ------------    ------------
Total long-term debt ...........................................................   $      7,428    $      7,886
                                                                                   ------------    ------------

[a] 2002 and 2001 includes a collective write-up of $52 million and $13 million, respectively, due to market value adjustments for debt with qualifying hedges that are recorded as assets on the Consolidated Statements of Financial Position.

DEBT MATURITIES - Aggregate debt maturities as of December 31, 2002, excluding market value adjustments, are as follows:

Millions of Dollars
-------------------
2003 ...........................................................................   $        276
2004 ...........................................................................            673
2005 ...........................................................................            677
2006 ...........................................................................            658
2007 ...........................................................................            788
Thereafter .....................................................................          4,580
                                                                                   ------------
Total debt .....................................................................   $      7,652
                                                                                   ------------

   In January 2003, the Corporation called its $150 million 7-7/8% debentures due February 1, 2023, for redemption in February 2003.

MORTGAGED PROPERTIES - At December 31, 2002 and 2001, approximately $9.5 billion and $9.4 billion, respectively, of Railroad properties secure outstanding equipment obligations and mortgage bonds.

CREDIT FACILITIES - The Corporation had no commercial paper borrowings outstanding as of December 31, 2002. Commercial paper is issued from time to time for working capital needs and is supported by $1.875 billion in revolving credit facilities, of which $875 million expires in March 2003, with the remaining $1.0 billion expiring in 2005. The credit facility for $875 million includes $825 million that was entered into during March 2002 and $50 million entered into during June 2002. The $1.0 billion credit facility was entered into during March 2000. The Corporation has the option to hold higher cash balances in addition to or in replacement of the credit facilities to support commercial paper. These credit facilities also allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon the Corporation's senior unsecured debt ratings. The credit facilities are designated for general corporate purposes, and none of the credit facilities were used as of December 31, 2002. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. The Corporation is reviewing rollover options for the credit facility that expires in March 2003. To the extent the Corporation has long-term credit facilities available, commercial paper borrowings and other current maturities of long-term debt of $188 million and $674 million as of December 31, 2002 and 2001, respectively, have been reclassified as long-term debt maturing in the years 2004 and 2003, respectively. This reclassification reflects the Corporation's intent to refinance these short-term borrowings and current maturities of long-term debt on a long-term basis through the issuance of additional commercial paper or new long-term financings, or by using the currently available long-term credit facility if alternative financing is not available.

CONVERTIBLE PREFERRED SECURITIES - Union Pacific Capital Trust (the Trust), a statutory business trust sponsored and wholly owned by the Corporation, issued $1.5 billion aggregate liquidation amount of 6.25% Convertible Preferred Securities (the CPS) in April 1998. Each of the CPS has a stated liquidation amount of $50 and is convertible, at the option of the holder, into shares of UPC's common stock, par value $2.50 per share (the Common Stock), at the rate of
0.7257 shares of Common Stock for each of the CPS, equivalent to a conversion price of $68.90 per share of Common Stock, subject to adjustment under certain circumstances. The CPS accrues and pays cash distributions quarterly in arrears at the annual rate of 6.25% of the stated liquidation amount. The Corporation owns all of the common securities of the Trust. The proceeds from the sale of the CPS and the common securities of the Trust were invested by the Trust in $1.5 billion aggregate principal amount of the Corporation's 6.25% Convertible Junior Subordinated Debentures due April 1, 2028 (the Debentures). The Debentures represent the sole assets of the Trust. The principal amount of the Debentures held by the Trust at December 31, 2002, was $1.5 billion.

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

SHELF REGISTRATION STATEMENT AND OTHER SIGNIFICANT FINANCINGS - During January 2002, under an existing shelf registration statement, the Corporation issued $300 million of 6-1/8% fixed rate debt with a maturity of January 15, 2012. The proceeds from the issuance were used for repayment of debt and other general corporate purposes. In April 2002, the Corporation called its $150 million, 8-5/8% debentures due May 15, 2022 for redemption in May 2002. The Corporation issued $350 million of 6-1/2% fixed rate debt with a maturity of April 15, 2012, in order to fund the redemption. The Corporation used the remaining proceeds to repay other debt and for other general corporate purposes. On May 17, 2002, the Corporation issued the remaining $50 million of debt under the existing shelf registration statement. The debt carries a fixed rate of 5-3/4% with a maturity of October 15, 2007. The proceeds from the issuance were used for repayment of debt and other general corporate purposes.

   The Corporation filed a $1.0 billion shelf registration statement, which became effective in July 2002. Under the shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. At December 31, 2002, the Corporation had $1.0 billion remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities.

   During June 2002, UPRR entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $126 million and is included in the Consolidated Statements of Financial Position as debt.

DIVIDEND RESTRICTIONS - The Corporation is subject to certain restrictions related to the payment of cash dividends. The amount of retained earnings available for dividends under the most restrictive test was $5.2 billion and $4.1 billion at December 31, 2002 and 2001, respectively. In the fourth quarter of 2002, the Board of Directors voted to increase the quarterly dividend by 15% to 23 cents per share. The Corporation declared dividends of $210 million in 2002 and $199 million in 2001.

6. LEASES

The Corporation leases certain locomotives, freight cars, trailers and other property. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 were as follows:

                                                                                    Operating        Capital
Millions of Dollars                                                                   Leases          Leases
-------------------                                                                ------------    ------------
2003 ...........................................................................   $        444    $        210
2004 ...........................................................................            398             214
2005 ...........................................................................            363             193
2006 ...........................................................................            320             190
2007 ...........................................................................            257             170
Later Years ....................................................................          1,519           1,469
                                                                                   ------------    ------------
Total minimum lease payments ...................................................   $      3,301           2,446
                                                                                   ------------
Amount representing interest ...................................................                           (988)
                                                                                   ------------    ------------
Present value of minimum lease payments ........................................                   $      1,458
                                                                                   ------------    ------------

   Rent expense for operating leases with terms exceeding one month was $605 million in 2002, $590 million in 2001 and $569 million in 2000. Contingent rentals and sub-rentals are not significant.

7. RETIREMENT PLANS

THRIFT PLAN - The Corporation provides a defined contribution plan (thrift plan) to eligible non-union employees. The Corporation's contributions into the thrift plan are based on 50% of the participant's contribution, limited to 3% of the participant's base salary. Corporation thrift plan contributions were $21 million, $21 million and $20 million for the years ended December 31, 2002, 2001, and 2000, respectively.

RAILROAD RETIREMENT SYSTEM - All Railroad employees are covered by the Railroad Retirement System (the System). On December 21, 2001, The Railroad Retirement and Survivors' Improvement Act of 2001 (the Act) was signed into law. The Act was a result of historic cooperation between rail management and labor, and provides improved railroad retirement benefits for employees and reduced payroll taxes for employers. Contributions made to the System are expensed as incurred and amounted to approximately $595 million in 2002, $607 million in 2001 and $611 million in 2000.

OTHER POSTRETIREMENT BENEFITS - All non-union and certain of the Corporation's union employees participate in defined contribution medical and life insurance programs for retirees. The Corporation also provides medical and life insurance benefits on a cost sharing basis for qualifying employees. These costs are funded as incurred.

PENSION PLANS - The Corporation provides defined benefit retirement income to eligible non-union employees through qualified and non-qualified (supplemental) pension plans. Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment. The qualified plans are funded based on the Projected Unit Credit actuarial funding method and are funded at not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended and not more than the maximum amount deductible for tax purposes. The Corporation has settled a portion of the non-qualified unfunded supplemental plan's accumulated benefit obligation by purchasing annuities.

   Changes in the Corporation's projected benefit obligation are as follows for the years ended December 31, 2002 and 2001:

                                                                    Pension                  Other Postretirement
                                                                    Benefits                        Benefits
                                                          ----------------------------    ----------------------------
Millions of Dollars                                           2002            2001            2002            2001
-------------------                                       ------------    ------------    ------------    ------------
Net benefit obligation at beginning of year ...........   $      2,321    $      2,121    $        580    $        438
Service cost ..........................................             49              47              10               9
Interest cost .........................................            166             158              43              36
Plan amendments .......................................             (1)            (19)            (48)              2
Actuarial loss ........................................             99              82             117             135
Acquisitions ..........................................             --               7              --              --
Special termination benefits ..........................             --              59              --               1
Gross benefits paid ...................................           (152)           (134)            (55)            (41)
                                                          ------------    ------------    ------------    ------------
Net benefit obligation at end of year .................   $      2,482    $      2,321    $        647    $        580
                                                          ------------    ------------    ------------    ------------

   As part of the work force reduction plan, discussed in note 13, the Corporation reclassified $59 million for pension and $1 million for other postretirement benefits in 2001, from other current liabilities to retiree benefits obligation.

   Changes in the Corporation's benefit plan assets are as follows for the years ended December 31, 2002 and 2001:

                                                                    Pension                  Other Postretirement
                                                                    Benefits                        Benefits
                                                          ----------------------------    ----------------------------
Millions of Dollars                                           2002            2001            2002            2001
-------------------                                       ------------    ------------    ------------    ------------
Fair value of plan assets at beginning of year ........   $      1,931    $      2,240    $         --    $         --
Actual return on plan assets ..........................           (211)           (190)             --              --
Voluntary funded pension plan contributions ...........            225              --              --              --
Unfunded plan contributions ...........................              9               9              55              41
Acquisitions ..........................................             --               6              --              --
Gross benefits paid ...................................           (152)           (134)            (55)            (41)
                                                          ------------    ------------    ------------    ------------
Fair value of plan assets at end of year ..............   $      1,802    $      1,931    $         --    $         --
                                                          ------------    ------------    ------------    ------------

   As of December 31, 2002, the Corporation had pension plans with accumulated benefits that exceeded the fair value of plan assets. The accumulated benefit obligation for these plans was $2.4 billion while the fair value of the assets was $1.8 billion at the end of 2002.

   The components of the funded status of the benefit plans for the years ended December 31, 2002 and 2001 were as follows:

                                                                    Pension                  Other Postretirement
                                                                    Benefits                        Benefits
                                                          ----------------------------    ----------------------------
Millions of Dollars                                           2002            2001            2002            2001
-------------------                                       ------------    ------------    ------------    ------------
Funded status at end of year ..........................   $       (680)   $       (390)   $       (647)   $       (580)
Unrecognized net actuarial (gain) loss ................            487             (38)            204              92
Unrecognized prior service cost (credit) ..............             80              95             (57)            (12)
Unrecognized net transition obligation ................             (3)             (5)             --              --
                                                          ------------    ------------    ------------    ------------
Net liability recognized at end of year ...............   $       (116)   $       (338)   $       (500)   $       (500)
                                                          ------------    ------------    ------------    ------------

   At December 31, 2002 and 2001, $53 million and $37 million, respectively, of the total pension and other postretirement liability were classified as a current liability.

   The Corporation decreased its assumed long-term rate of return on pension plan assets, during 2002, from 10% to 9%. This assumption change resulted in an increase to 2002 pension expense of $22 million.

   During 2002, actual asset returns for the Corporation's pension plans were adversely impacted by continued deterioration in the equity markets. Actual return on pension plan assets was approximately negative 10% in 2002. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. As a result of negative asset returns and lower discount rates, the Corporation was required to recognize an additional minimum pension liability. The liability was recorded as a $225 million after-tax reduction to common shareholders' equity as part of accumulated other comprehensive income (loss). The equity reduction would be restored to the balance sheet in future periods when the fair value of plan assets exceeds the accumulated benefit obligations. Recognition of this reduction to equity does not affect net income or cash flow in 2002 and has no impact on compliance with debt covenants.

   While the interest rate and asset return environment has significantly impacted the funded status of the Corporation's plans, the Corporation does not currently have minimum funding requirements, as set forth in employee benefit and tax laws. Even though no minimum funding is required, the Corporation voluntarily contributed $100 million to its Union Pacific pension plan, and $125 million to OTC's pension plan during 2002.

   Amounts recognized for the benefit plan liabilities in the Consolidated Statements of Financial Position for December 31, 2002 and 2001 consisted of:

                                                                    Pension                  Other Postretirement
                                                                    Benefits                        Benefits
                                                          ----------------------------    ----------------------------
Millions of Dollars                                           2002            2001            2002            2001
-------------------                                       ------------    ------------    ------------    ------------
Prepaid benefit cost ..................................   $          6    $          5    $         --    $         --
Accrued benefit cost ..................................           (122)           (343)           (500)           (500)
Additional minimum liability ..........................           (454)            (33)             --              --
Intangible assets .....................................             80              22              --              --
Accumulated other comprehensive income ................            374              11              --              --
                                                          ------------    ------------    ------------    ------------
Net liability recognized at end of year ...............   $       (116)   $       (338)   $       (500)   $       (500)
                                                          ------------    ------------    ------------    ------------

         The components of the Corporation's net periodic pension and other postretirement costs (income) for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                               Pension                           Other Postretirement
                                                               Benefits                                 Benefits
                                                --------------------------------------    --------------------------------------
Millions of Dollars                                2002          2001          2000          2002          2001          2000
-------------------                             ----------    ----------    ----------    ----------    ----------    ----------
Service cost ................................   $       49    $       47    $       38    $       10    $        9    $        7
Interest cost ...............................          166           158           150            43            36            32
Expected return on assets ...................         (200)         (213)         (197)           --            --            --
Amortization of:
   Transition obligation ....................           (2)           (4)           (3)           --            --            --
   Prior service cost (credit) ..............           14            17            16            (3)           (3)           (5)
   Actuarial loss (gain) ....................          (15)          (28)          (31)            6             1            (3)
                                                ----------    ----------    ----------    ----------    ----------    ----------
Total net periodic benefit cost (income) ....   $       12    $      (23)   $      (27)   $       56    $       43    $       31
                                                ----------    ----------    ----------    ----------    ----------    ----------

   At December 31, 2002 and 2001, approximately 34% and 32%, respectively, of the funded plans' assets each year were held in fixed-income and short-term securities, with the remainder in equity securities.

   The weighted-average actuarial assumptions for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                               Pension                            Other Postretirement
                                                               Benefits                                  Benefits
                                                --------------------------------------    --------------------------------------
Percentages                                        2002          2001          2000          2002          2001          2000
-----------                                     ----------    ----------    ----------    ----------    ----------    ----------
Discount rate ...............................         6.75%         7.25%         7.50%         6.75%         7.25%         7.50%
Expected return on plan assets ..............          9.0          10.0          10.0           N/A           N/A           N/A
Rate of compensation increase ...............         3.75          4.25          4.50          3.75          4.25          4.50
Health care cost trend:
   Current ..................................          N/A           N/A           N/A         10.00          7.70          7.70
   Level in 2008 ............................          N/A           N/A           N/A          5.00          5.50          5.50
                                                ----------    ----------    ----------    ----------    ----------    ----------

   Assumed health care cost trend rates have a significant effect on the amount reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects on other postretirement benefits:

                                                                                     One % pt.      One % pt.
Millions of Dollars                                                                  Increase       Decrease
-------------------                                                                ------------   ------------
Effect on total service and interest cost components ...........................   $          6   $         (5)
Effect on postretirement benefit obligation ....................................             64            (56)
                                                                                   ------------   ------------

8. STOCK OPTIONS AND OTHER STOCK PLANS

The Corporation has no options outstanding under the 1988 Stock Option and Restricted Stock Plan of Union Pacific Corporation (1988 Plan) and 11,146,185 options outstanding under the 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation (1993 Plan). There are 1,585,709 retention shares and stock units (the right to receive shares of common stock) outstanding under the 1993 Plan. There are 10,710 restricted shares outstanding under the 1992 Restricted Stock Plan for Non-Employee Directors of Union Pacific Corporation (1992 Directors Plan). The Corporation no longer grants options or awards of restricted stock under the 1988 Plan, the 1993 Plan or the 1992 Directors Plan.

   The UP Shares Stock Option Plan of Union Pacific Corporation (UP Shares Plan) was approved by UPC's Board of Directors on April 30, 1998. The UP Shares Plan reserved 12,000,000 shares of UPC common stock for issuance. The UP Shares Plan was a broad-based option program that granted eligible active employees on April 30, 1998 an option to purchase 200 shares of UPC common stock at $55.00 per share. All options granted were non-qualified options that became exercisable on May 1, 2001 and remain exercisable until April 30, 2008. If an optionee's employment terminates for any reason, the option remains exercisable for a period of one year after the date of termination, but no option is exercisable after April 30, 2008. Pursuant to the terms of the UP Shares Plan, no options may be granted after April 30, 1998. As of December 31, 2002, there were 8,042,120 options outstanding under the UP Shares Plan.

   The Corporation adopted the Executive Stock Purchase Incentive Plan (ESPIP) effective October 1, 1999, in order to encourage and facilitate ownership of UPC common stock by officers and other key executives of the Corporation and its subsidiaries. Under the ESPIP, participants purchased a total of 1,008,000 shares of UPC common stock with the proceeds of 6.02% interest-bearing, full recourse loans from the Corporation. Loans totaled $47 million and have a final maturity date of January 31, 2006. Deferred cash payments were to be awarded to the participants to repay interest and the loan principal if certain performance and retention criteria were met within a 40-month period ending January 31, 2003. Dividends paid on the purchased shares were originally assigned to the Corporation to offset the accrued interest on the loan balance until March 2001 when the first performance criterion was satisfied and, accordingly thereafter, the dividends on the purchased shares were paid directly to the participants. Satisfaction of the first performance criterion also entitled participants to receive a cash payment equal to the net accrued interest on the outstanding principal balance of the loan. Satisfaction of the second performance criterion, in December 2002, entitled participants to receive a cash payment equal to one-third of the outstanding principal balance of their loan, and satisfaction of the retention criterion of continued employment with the Corporation until January 31, 2003, entitled participants to receive an additional cash payment equal to one-third of the outstanding principal balance of their loan. Such payments shall be applied against the participants' outstanding loan balance pursuant to the terms of the ESPIP. The remaining balance of the loan is payable in three equal installments on January 31, 2004, January 31, 2005 and January 31, 2006.

   In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 550,000 shares of UPC common stock were reserved for issuance to non-employee directors of the Corporation. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, receives a grant of 1,000 shares of restricted shares or restricted stock units. Additionally, each non-employee director receives annually an option to purchase a number of shares of UPC common stock, not to exceed 5,000 shares during any calendar year, determined by dividing 60,000 by 1/3 of the fair market value of one share of UPC common stock on the date of such Board of Directors meeting, with the resulting quotient rounded up or down to the nearest 50 shares. As of December 31, 2002, there were 3,000 restricted shares outstanding under the Directors Plan and there were 72,050 options outstanding under the Directors Plan.

   In November 2000, the Corporation approved the 2001 Long Term Plan (LTP). Participants were awarded retention shares or stock units and cash awards subject to the attainment of certain performance targets and continued employment through January 31, 2004. The LTP performance criteria include three year (for fiscal years 2001, 2002 and 2003) cumulative earnings per share and stock price targets.

   The Union Pacific Corporation 2001 Stock Incentive Plan (2001 Plan) was approved by the shareholders in April 2001. The 2001 Plan reserved 12,000,000 shares of UPC common stock for issuance to eligible employees of the Corporation in the form of non-qualified options, incentive stock options, retention shares, stock units and incentive bonus awards. Awards and options under the 2001 Plan may be granted to employees of the Corporation and its subsidiaries. Non-employee directors are not eligible. As of December 31, 2002, there were 854,931 retention shares and stock units outstanding under the 2001 Plan, and there were 2,074,950 options outstanding under the 2001 Plan.

   Pursuant to the above plans, 9,544,569, 12,461,025, and 6,089,561 shares of UPC common stock were available for grant at December 31, 2002, 2001 and 2000, respectively.

OPTIONS - Stock options are granted with an exercise price equal to the fair market value of the Corporation's common stock as of the date of the grant. Options are granted with a 10-year term and are generally exercisable one to two years after the date of the grant. A summary of the stock options issued under the 1988 Plan, the 1993 Plan, the UP Shares Plan, the Directors Plan and the 2001 Plan, and changes during the years ending December 31 are as follows:

                                                                       Year Ended December 31,
                                                    2002                        2001                         2000
                                         --------------------------   --------------------------   --------------------------
                                                           Weighted                     Weighted                     Weighted
                                                           -Average                     -Average                     -Average
                                                           Exercise                     Exercise                     Exercise
                                            Shares            Price     Shares             Price      Shares            Price
                                         -----------    -----------   -----------    -----------   -----------    -----------
Outstanding, beginning of year            23,189,323    $     51.12    25,342,300    $     50.48    25,391,470    $     50.41
Granted                                    2,107,500          61.14     1,798,150          49.91       253,250          41.96
Exercised                                 (3,814,625)         45.99    (2,044,997)         38.63      (175,900)         30.05
Forfeited                                   (130,093)         54.99    (1,906,130)         54.82      (126,520)         48.64
                                         -----------    -----------   -----------    -----------   -----------    -----------
Outstanding, end of year                  21,352,105    $     53.00    23,189,323    $     51.12    25,342,300    $     50.48
                                         -----------    -----------   -----------    -----------   -----------    -----------
Options exercisable at year end           18,897,155    $     52.04    21,053,773    $     51.13    13,758,817    $     47.00
                                         -----------    -----------   -----------    -----------   -----------    -----------
Weighted-average fair value of
   options granted during the year                      $     17.78                  $     13.09                  $     11.84
                                         -----------    -----------   -----------    -----------   -----------    -----------

   The following table summarizes information about the Corporation's outstanding stock options as of December 31, 2002:

                                      Options Outstanding                                   Options Exercisable
                    ----------------------------------------------------------     -------------------------------------
                                         Weighted-Average            Weighted-                                 Weighted-
Range of                      Number            Remaining              Average               Number              Average
Exercise Prices          Outstanding     Contractual Life       Exercise Price          Exercisable       Exercise Price
---------------     ----------------     ----------------     ----------------     ----------------     ----------------
$20.60 - $41.91            1,224,249                 2.82     $          33.12            1,224,249     $          33.12
$42.87 - $52.53            5,133,671                 6.02                47.78            5,130,671                47.78
$52.88 - $62.40           14,994,185                 5.34                56.42           12,542,235                55.62
---------------     ----------------     ----------------     ----------------     ----------------     ----------------
$20.60 - $62.40           21,352,105                 5.36     $          53.00           18,897,155     $          52.04
---------------     ----------------     ----------------     ----------------     ----------------     ----------------

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted in 2002, 2001, and 2000, respectively: risk-free interest rates of 4.4%, 4.3% and 5.1%; dividend yield of 1.3%, 1.4% and 1.6%; expected lives of 5 years, 4 years and 4 years; and volatility of 28.8%, 29.5% and 31.4%.

RESTRICTED STOCK AND OTHER INCENTIVE PLANS - The Corporation's plans provide for awarding retention shares of common stock or stock units to eligible employees. These awards are subject to forfeiture if employment terminates during the prescribed retention period, generally three or four years, or, in some cases, if a certain prescribed stock price or other financial criteria is not met. Restricted stock awards are issued to non-employee directors and are subject to forfeiture if certain service requirements are not met. During the year ended December 31, 2002, 804,956 retention shares, stock units, and restricted shares were issued at a weighted-average fair value of $58.21. During 2001, 387,540 retention shares, stock units, and restricted shares were issued at a weighted-average fair value of $49.95. During 2000, 283,059 retention shares, stock units, and restricted shares were issued at a weighted-average fair value of $41.21. The cost of retention and restricted awards is amortized to expense over the retention period.

   Under the LTP, 11,900 performance retention stock units and 1,019,500 performance retention shares and stock units were issued at a weighted-average fair value of $60.97 and $50.07 during 2002 and 2001, respectively. The cost of the LTP is expensed over the performance period which ends January 31, 2004.

   The cost associated with the ESPIP retention criterion is amortized to expense over the 40-month period. The cost associated with the ESPIP first performance criterion is expensed over the life of the loan, and the cost associated with the second performance criterion was expensed in December 2002.

   During the years ended December 31, 2002, 2001 and 2000, UPC expensed $50 million, $18 million and $18 million, respectively, related to the other incentive plans described above.

9. EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000:

Millions, Except Per Share Amounts                                                     2002           2001           2000
----------------------------------                                                 ------------   ------------   ------------
Net income available to common shareholders - basic ............................   $      1,341   $        966   $        842
   Dilutive effect of interest associated with the CPS .........................             58             58             58
                                                                                   ------------   ------------   ------------
Net income available to common shareholders - diluted ..........................   $      1,399   $      1,024   $        900
                                                                                   ------------   ------------   ------------
Weighted-average number of shares outstanding:
   Basic .......................................................................          252.1          248.0          246.5
   Dilutive effect of stock options ............................................            1.8            1.3            0.6
   Dilutive effect of retention shares, stock units and restricted shares ......            1.1            0.8            0.6
   Dilutive effect of CPS ......................................................           21.8           21.8           21.8
                                                                                   ------------   ------------   ------------
Diluted ........................................................................          276.8          271.9          269.5
                                                                                   ------------   ------------   ------------

   Common stock options totaling 2.3 million, 12.8 million and 21.5 million shares for 2002, 2001 and 2000, respectively were excluded from the computation of diluted EPS because the exercise prices of these options exceeded the average market price of the Corporation's common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

10. COMMITMENTS AND CONTINGENCIES

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

PERSONAL INJURY AND OCCUPATIONAL ILLNESS - The cost of injuries to employees and others related to Railroad activities or in accidents involving the trucking segment is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. During 2002, the Railroad's reported number of work-related injuries that resulted in lost job time decreased 5% compared to the number of injuries reported during 2001, and accidents at grade crossings decreased 16% compared to 2001. Annual expenses for the Corporation's personal injury-related events were $259 million in 2002, $227 million in 2001 and $226 million in 2000. As of December 31, 2002 and 2001, the Corporation had a liability of $724 million and $743 million, respectively, accrued for future personal injury costs, of which $304 million and $295 million were recorded in current liabilities as accrued casualty costs. The Railroad has additional amounts accrued for claims related to certain occupational illnesses. Compensation for Railroad work-related accidents is governed by the Federal Employers' Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

ENVIRONMENTAL - The Corporation generates and transports hazardous and non-hazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Corporation has identified approximately 433 sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 52 sites that are the subject of actions taken by the U.S. government, 27 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Corporation's ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to its own activities at each site.

   When an environmental issue has been identified with respect to the property owned, leased or otherwise used in the conduct of the Corporation's business, the Corporation and its consultants perform environmental assessments on such property. The Corporation expenses the cost of the assessments as incurred. The Corporation accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

   As of December 31, 2002 and 2001, the Corporation had a liability of $189 million and $172 million, respectively, accrued for future environmental costs, of which $72 million and $71 million were recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Corporation believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. The Corporation expects to pay out the majority of the December 31, 2002, environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations or financial condition of the Corporation.

PURCHASE OBLIGATIONS AND GUARANTEES - The Corporation and its subsidiaries periodically enter into financial and other commitments in connection with their businesses. The Corporation does not expect that these commitments or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

   At December 31, 2002, the Corporation had unconditional purchase obligations of $404 million for the purchase of locomotives as part of the Corporation's multi-year capital asset acquisition plan. In addition, the Corporation was contingently liable for $368 million in guarantees and $76 million in letters of credit at December 31, 2002. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. None of the guarantees individually are significant, and no liability related to these guarantees exists as of December 31, 2002. The final guarantee expires in 2022. The Corporation is not aware of any existing event of default, which would require it to satisfy these guarantees.

OTHER - In December 2001, the Railroad entered into a synthetic operating lease arrangement to finance a new headquarters building which will be constructed in Omaha, Nebraska. The expected completion date of the building is mid-2004. It will total approximately 1.1 million square feet with approximately 3,800 office workspaces. The cost to construct the new headquarters, including capitalized interest, is approximately $260 million. The Corporation has guaranteed all of the Railroad's obligation under this lease.

   UPRR is the construction agent for the lessor during the construction period. The Railroad has guaranteed, in the event of a loss caused by or resulting from its actions or failures to act as construction agent, 89.9% of the building related construction costs incurred up to that point during the construction period. Total building related costs incurred and drawn from the lease funding commitments as of December 31, 2002, were approximately $50 million. Accordingly, the Railroad's guarantee at December 31, 2002, was approximately $45 million. As construction continues and additional costs are incurred, this guarantee will increase accordingly.

   After construction is complete, UPRR will lease the building under an initial term of five years with provisions for renewal for an extended period subject to agreement between the Railroad and lessor. At any time during the lease, the Railroad may, at its option, purchase the building at approximately the amount expended by the lessor to construct the building. If the Railroad elects not to purchase the building or renew the lease, the building is returned to the lessor for remarketing, and the Railroad has guaranteed a residual value equal to 85% of the total construction related costs. The guarantee will be approximately $220 million.

11. OTHER INCOME

Other income included the following:

  Millions of Dollars                                         2002            2001            2000
  -------------------                                     ------------    ------------    ------------
  Net gain on non-operating asset dispositions ........   $        288    $        133    $         88
  Rental income .......................................             60              89              75
  Interest income .....................................             14              12              11
  Fuel swaptions ......................................              5             (18)             --
  Other, net ..........................................            (42)            (54)            (44)
                                                          ------------    ------------    ------------
  Total ...............................................   $        325    $        162    $        130
                                                          ------------    ------------    ------------

   Included in the 2002 gain on non-operating asset dispositions is a pre-tax gain of $141 million related to the sale of land, track, operating rights and facilities to the Utah Transit Authority (UTA) for $185 million, which included approximately 175 miles of track that stretches from Brigham City, Utah, through Salt Lake City, Utah, south to Payson, Utah. The transaction contributed $88 million to the Corporation's earnings on an after-tax basis. An additional $16 million of the pre-tax gain has been deferred pending successful completion of arrangements for the relocation of various existing facilities.

   Also included in the 2002 gain on non-operating asset dispositions is a pre-tax gain of $73 million related to the sale of land and track to the Santa Clara Valley Transportation Authority (VTA) for $80 million, which included approximately 15 miles of track that stretches from William Street in San Jose, California, north to Paseo Padre Parkway in Fremont, California. The transaction contributed $45 million to the Corporation's earnings on an after-tax basis.

12. ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 is effective for the Corporation beginning January 1, 2003. FAS 143 requires that the Corporation record a liability for the fair value of an asset retirement obligation when the Corporation has a legal obligation to remove the asset. The standard will affect the way the Corporation accounts for track structure removal costs, but will have no impact on liquidity. The Corporation is currently evaluating the impact of this statement on the Corporation's Consolidated Financial Statements. Any impact resulting from the adoption of this statement will be recorded as a cumulative effect of a change in accounting principle in the first quarter of 2003.

   In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that FAS 146 will not have a material impact on the Corporation's Consolidated Financial Statements.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" (FIN 45). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ending December 31, 2002, which expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires the Corporation to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. Management does not believe that FIN 45 will have a material impact on the Corporation's Consolidated Financial Statements.

   In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). FAS 148 provides alternative methods of transition for voluntary changes to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements including a requirement for interim disclosures. The Corporation currently discloses the effects of stock-based employee compensation and does not intend to voluntarily change to the alternative accounting principle.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As described in note 10 to the Consolidated Financial Statements, Item 8, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which falls within the guidance of FIN 46. In accordance with FIN 46, the Railroad will either consolidate, restructure or refinance the synthetic lease prior to July 1, 2003. The Corporation does not expect FIN 46 to have any impact on the treatment of the Sale of Receivables program as described in note 2 to the Consolidated Financial Statements.

13. 2000 WORK FORCE REDUCTION PLAN

The Corporation's Board of Directors approved a work force reduction plan (the
Plan) in the fourth quarter of 2000. The Plan called for the elimination of approximately 2,000 Railroad positions during 2001. The Corporation accrued $115 million pre-tax or $72 million after-tax in the fourth quarter of 2000 for costs related to the Plan. The expense was charged to salaries, wages and employee benefits in the Corporation's 2000 Consolidated Statements of Income. Plan liability activity in 2001 included $49 million paid in cash or reclassified to contractual liabilities for severance benefits to 571 employees; $60 million of subsidized early retirement benefits covering 480 employees; with the remaining $6 million charged back against salaries, wages and employee benefits in the Corporation's Consolidated Statements of Income. In December 2001, the Plan was completed with positions eliminated through a combination of subsidized early retirements, involuntary layoffs and attrition.

14. SELECTED QUARTERLY DATA

Selected unaudited quarterly data are as follows:

Millions of Dollars, Except Per Share Amounts
---------------------------------------------
2002                                          Mar. 31       June 30         Sep. 30       Dec. 31
----                                       ------------   ------------   ------------   ------------
Operating revenues .....................   $      2,967   $      3,154   $      3,199   $      3,171
Operating income .......................            499            602            644            579
Net income .............................            222            304            437            378
Net income per share
   Basic ...............................           0.89           1.21           1.73           1.49
   Diluted .............................           0.86           1.15           1.63           1.41
                                           ------------   ------------   ------------   ------------



2001                                          Mar. 31       June 30         Sep. 30       Dec. 31
----                                       ------------   ------------   ------------   ------------
Operating revenues .....................   $      2,943   $      2,998   $      3,026   $      3,006
Operating income .......................            439            494            574            565
Net income .............................            181            243            267            275
Net income per share
   Basic ...............................           0.73           0.98           1.08           1.10
   Diluted .............................           0.72           0.95           1.04           1.06
                                           ------------   ------------   ------------   ------------

                         ******************************

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

(d) Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant.

      The Board of Directors of UPC adopted the UPC Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the "Code") on January 30, 2003. A copy of the Code may be found on the Internet at the Corporation's website www.up.com/investors. The Corporation intends to disclose any amendments to the Code or any waiver from a provision of the Code on its website.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information as to the number of shares of UPC's equity securities beneficially owned as of February 10, 2003, by each of its directors and nominees for director, its five most highly compensated executive officers, its directors and executive officers as a group and certain beneficial owners is set forth in the Election of Directors, Security Ownership of Management and Security Ownership of Certain Beneficial Owners segments of the Proxy Statement and is incorporated herein by reference.

   The following table summarizes the equity compensation plans under which Union Pacific Corporation common stock may be issued as of December 31, 2002.

                                                                                                           Number of securities
                                                        Number of securities      Weighted-average        remaining available for
                                                          to be issued upon       exercise price of    future issuance under equity
                                                              exercise of            outstanding             compensation plans
                                                         outstanding options,     options, warrants        (excluding securities
                                                         warrants and rights          and rights          reflected in column (a))
Plan Category                                                     (a)                    (b)                         (c)
-------------                                            --------------------    --------------------  ----------------------------
Equity compensation plans
   approved by security holders ..................                 13,309,985    $              51.80                  9,544,569
Equity compensation plans not
   approved by security holders [1] [2] ..........                  8,042,120    $              55.00                  1,419,697[3]
                                                         --------------------    --------------------  ----------------------------
Total ............................................                 21,352,105    $              53.00                 10,964,266
                                                         --------------------    --------------------  ----------------------------

[1] The UP Shares Stock Option Plan of UPC (UP Shares Plan), the Overnite Transportation Company Employee Stock Purchase Plan (OTC ESPP) and the Motor Cargo Industries, Inc. Employee Stock Purchase Plan (Motor Cargo
      ESPP) are the only equity compensation plans of UPC not approved by shareholders. The UP Shares Plan was approved by UPC's Board of Directors on April 30, 1998. The UP Shares Plan reserved 12,000,000 shares of UPC's common stock for issuance. The UP Shares Plan was a broad-based option program that granted each eligible, active employee on April 30, 1998 an option to purchase 200 shares of UPC common stock at $55.00 per share. All options granted were non-qualified options that became exercisable on May 1, 2001 and remain exercisable until April 30, 2008. If an optionee's employment terminates for any reason, the option remains exercisable for a period of one year after the date of termination, but no option is exercisable after April 30, 2008. Pursuant to the terms of the UP Shares Plan, no options may be granted after April 30, 1998.

[2] The OTC ESPP was approved by UPC's Board of Directors on November 19, 1987 and the Motor Cargo ESPP was approved by UPC's Board on November 21, 2002. Both ESPPs are intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The OTC ESPP initially reserved 1,000,000 shares for issuance and on November 21, 1991 UPC's Board increased the number of shares available for issuance to 2,000,000. There are 300,000 shares of UPC's common stock reserved for future issuance under the Motor Cargo ESPP. All employees of OTC and Motor Cargo are eligible to participate in their respective ESPP. Under the ESPPs, eligible employees are permitted to purchase shares of UPC common stock through payroll deductions. Each employee may subscribe annually to purchase up to 200 shares of UPC common stock, subject to maximum purchase limitations. The purchase price for the common stock purchased under the ESPPs is the lesser of 95% of the closing price of the common stock on the date that is seven business days prior to the first day of the applicable offering period (but not less than 85% of the fair market value of the common stock on the last day of the applicable offering period) or 95% of the closing price of the common stock on the last day of the applicable purchase period (but not less than 85% of the fair market value of the common stock on such date).

[3] Of these shares, there are currently 1,119,697 shares of UPC's common stock remaining for future issuance under the OTC ESPP and there are 300,000 shares of UPC's common stock reserved for future issuance under the Motor Cargo ESPP.

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

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements, Financial Statement Schedules and Exhibits:

      (1)   Financial Statements

            The financial statements filed as part of this filing are listed on the index to Consolidated Financial ~Statements, Item 8, on page 35.

      (2)   Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts

            Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Consolidated Financial Statements,
            Item 8, or notes thereto.

      (3)   Exhibits

            Exhibits are listed in the exhibit index on page 68. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10)
            (iii) of Regulation S-K.

(b)   Reports on Form 8-K

      On October 24, 2002, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the ~third quarter of 2002.

      On January 22, 2003, UPC filed a Current Report on Form 8-K announcing UPC's financial results for the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February, 2003.

                                           UNION PACIFIC CORPORATION

                                           By  /s/ Richard K. Davidson
                                              ------------------------------
                                              Richard K. Davidson, Chairman,
                                              President, Chief Executive
                                              Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 21st day of February, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

         PRINCIPAL EXECUTIVE OFFICER
         AND DIRECTOR:

                                                                          /s/ Richard K. Davidson
                                                                          ------------------------------
                                                                          Richard K. Davidson, Chairman,
                                                                          President, Chief Executive
                                                                          Officer and Director

         PRINCIPAL FINANCIAL OFFICER:

                                                                          /s/ James R. Young
                                                                          ------------------------------
                                                                          James R. Young,
                                                                          Executive Vice President-Finance

         PRINCIPAL ACCOUNTING OFFICER:

                                                                          /s/ Richard J. Putz
                                                                          ------------------------------
                                                                          Richard J. Putz,
                                                                          Vice President and Controller

DIRECTORS:

Philip F. Anschutz*                                                       Elbridge T. Gerry, Jr.*
Thomas J. Donohue*                                                        Judith Richards Hope*
Archie W. Dunham*                                                         Richard J. Mahoney*
Spencer F. Eccles*                                                        Steven R. Rogel*
Ivor J. Evans*                                                            Ernesto Zedillo Ponce de Leon*

* By /s/ Thomas E. Whitaker
     ---------------------------
      Thomas E. Whitaker, Attorney-in-fact

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Richard K. Davidson, certify that:

1. I have reviewed this annual report on Form 10-K of Union Pacific Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 21, 2003

                                              /s/ Richard K. Davidson
                                              -----------------------------
                                              Richard K. Davidson
                                              Chairman, President and
                                              Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, James R. Young, certify that:

1. I have reviewed this annual report on Form 10-K of Union Pacific Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 21, 2003

                                                /s/ James R. Young
                                                --------------------------------
                                                James R. Young
                                                Executive Vice President-Finance

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,                   2002            2001            2000
-----------------------------------------------------               ------------    ------------    ------------
Allowance for doubtful accounts:
   Balance, beginning of period .................................   $        150    $        139    $        135
   Charged to expense ...........................................             28              29              19
   Write-offs, net of recoveries ................................            (37)            (18)            (15)
                                                                    ------------    ------------    ------------
Balance, end of period ...........................................  $        141    $        150    $        139
                                                                    ------------    ------------    ------------
Accrued casualty costs:
   Balance, beginning of period .................................   $      1,148    $      1,243    $      1,319
   Charged to expense ...........................................            414             376             360
   Cash payments and other reductions ...........................           (419)           (471)           (436)
                                                                    ------------    ------------    ------------
Balance, end of period ..........................................   $      1,143    $      1,148    $      1,243
                                                                    ------------    ------------    ------------
Accrued casualty costs are presented in the Consolidated
   Statements of Financial Position as follows:
      Current ...................................................   $        461    $        452    $        442
      Long-term .................................................            682             696             801
                                                                    ------------    ------------    ------------
Balance, end of period ..........................................   $      1,143    $      1,148    $      1,243
                                                                    ------------    ------------    ------------

UNION PACIFIC CORPORATION
EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

Filed with this Statement

3(a)              By-laws of UPC,as amended,effective as of January 1,2003.

10(a)             The Executive Stock Purchase Incentive Plan of UPC,as amended
                  November 21,2002.

10(b)             Overnite Transportation Company Employee Stock Purchase
                  Plan,as amended,effective as of November 19,1998.

12                Ratio of Earnings to Fixed Charges.

21 List of the Corporation's significant subsidiaries and their respective states of incorporation.

23                Independent Auditors'Consent.

24                Powers of attorney executed by the directors of UPC.

99 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                  Richard K.Davidson and James R.Young.

Incorporated by Reference

3(b) Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to
                  Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31,1996.

4(a)              Indenture, dated as of December 20, 1996, between UPC and
                  Citibank, N.A., as Trustee, is incorporated herein by reference to Exhibit 4.1 to UPC's Registration Statement on
                  Form S-3 (No.333-18345).

4(b)              Indenture,dated as of April 1,1999,between UPC and JP Morgan
                  Chase Bank,formerly The Chase Manhattan Bank,as Trustee,is incorporated herein by reference to Exhibit 4.2 to UPC's
                  Registration Statement on Form S-3 (No.333-75989).

4(c)              Form of Debt Security is incorporated herein by reference to
                  Exhibit 4.3 to UPC's Registration Statement on Form S-3
                  (No.33-59323).

                  Certain instruments evidencing long-term indebtedness of UPC are not filed as exhibits because the total amount of securities authorized under any single such instrument does not exceed 10% of the Corporation's total consolidated assets.
                  UPC agrees to furnish the Commission with a copy of any such instrument upon request by the Commission.

10(c) Amended and Restated Anschutz Shareholders Agreement, dated as of July 12, 1996, among UPC, UPRR, The Anschutz Corporation
                  (TAC),Anschutz Foundation (the Foundation) and Mr. Philip F.
                  Anschutz, is incorporated herein by reference to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No.33-64707).

10(d)             Amended and Restated Registration Rights Agreement,dated as of
                  July 12,1996,among UPC, TAC and the Foundation is incorporated herein by reference to Annex H to the Joint Proxy
                  Statement/Prospectus included in Post-Effective Amendment No.
                  2 to UPC's Registration Statement on Form S-4 (No.33-64707).

10(e)             Amended and Restated Registration Rights Agreement,dated as of
                  July 12,1996,among UPC, UP Holding Company,Inc.,Union Pacific
                  Merger Co.and Southern Pacific Rail Corporation (SP) is incorporated herein by reference to Annex J to the Joint Proxy
                  Statement/Prospectus included in Post-Effective Amendment No.
                  2 to UPC's Registration Statement on Form S-4 (No.33-64707).

10(f)             Agreement, dated September 25, 1995, among UPC, UPRR, Missouri
                  Pacific Railroad Company (MPRR), SP, Southern Pacific
                  Transportation Company (SPT), The Denver & Rio Grande Western
                  Railroad Company (D&RGW), St. Louis Southwestern Railway
                  Company (SLSRC) and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and The
                  Atchison,Topeka and Santa Fe Railway Company (Santa Fe),on the other hand,is incorporated by reference to Exhibit 10.11 to UPC's Registration Statement on Form S-4 (No.33-64707).

10(g)             Supplemental Agreement, dated November 18, 1995, between UPC,
                  UPRR, MPRR, SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC's Registration Statement on Form S-4 (No.33-64707).

10(h) UPC 2001 Stock Incentive Plan, dated April 20, 2001, is incorporated herein by reference to Exhibit 99 to the UPC's
                  Current Report on Form 8-K dated March 8,2001.

10(i) UP Shares Stock Option Plan of UPC, effective April 30, 1998, is incorporated herein by reference to Exhibit 4.3 to UPC's
                  Registration Statement on Form S-8 (No.333-57958).

10(j) The Executive Incentive Plan of UPC, as amended May 31, 2001, is incorporated herein by reference to Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30,2001.

10(k)             Written Description of Premium Exchange Program Pursuant to
                  1993 Stock Option and Retention Stock Plan of UPC is incorporated herein by reference to Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30,1999.

10(l) The Supplemental Pension Plan for Officers and Managers of UPC and Affiliates,as amended May 30, 2002, is incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly
                  Report on Form 10-Q for the quarter ended June 30,2002.

10(m) The 1988 Stock Option and Restricted Stock Plan of UPC,as amended November 16,2000,is incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form
                  10-K for the year ended December 31,2000.

10(n) The 1993 Stock Option and Retention Stock Plan of UPC, as amended May 30, 2002, is incorporated herein by reference to
                  Exhibit 10(b) to the Corporation's Quarterly Report on Form
                  10-Q for the quarter ended June 30,2002.

10(o) UPC 2000 Directors Stock Plan is incorporated herein by reference to Exhibit 99 to UPC's Current Report on Form 8-K filed March 9,2000.

10(p) UPC Key Employee Continuity Plan dated November 16, 2000, is incorporated herein by reference to Exhibit 10(o) to the Corporation's Annual Report on Form 10-K for the year ended
                  December 31,2000.

10(q)             The Pension Plan for Non-Employee Directors of UPC, as amended
                  January 25, 1996, is incorporated herein by reference to
                  Exhibit 10(w) to the Corporation's Annual Report on Form 10-K for the year ended December 31,1995.

10(r)             The Executive Life Insurance Plan of UPC, as amended October
                  1997, is incorporated herein by reference to Exhibit 10(t) to the Corporation's Annual Report on Form 10-K for the year ended December 31,1997.

10(s) The UPC Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, as amended May 27, 2001, is incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30,2001.

10(t)             Charitable Contribution Plan for Non-Employee Directors of
                  Union Pacific Corporation is incorporated herein by reference to Exhibit 10(z) to the Corporation's Annual Report on Form
                  10-K for the year ended December 31,1995.

10(u)             Written Description of Other Executive Compensation
                  Arrangements of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(q) to the Corporation's
                  Annual Report on Form 10-K for the year ended December
                  31,1998.

10(v)             Form of 2001 Long Term Plan Stock Unit and Cash Award
                  Agreement dated January 25,2001, is incorporated herein by reference to Exhibit 10(u) to the Corporation's Annual Report of Form 10-K for the year ended December 31,2000.

10(w) Motor Cargo Industries, Inc. Employee Stock Purchase Plan, dated November 21, 2002, is incorporated herein by reference to Exhibit 4 to UPC's Registration Statement on Form S-8
                  (No.333-101430).