Form 10-Q
period 2003-03-31
UNION PACIFIC CORP
filed 2003-05-15
CIK 100885

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

68179
(Zip Code)

(402) 271-5777
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      [X]       NO      [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES      [X]       NO      [  ]

     As of April 30, 2003, there were 254,074,406 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
For the Three Months Ended March 31,	2003	2002

Operating Revenues
Rail, trucking and other	$3,077	$2,971

Operating Expenses
Salaries, wages and employee benefits	1,172	1,105
Equipment and other rents	346	345
Depreciation	289	299
Fuel and utilities	374	240
Materials and supplies	116	133
Casualty costs	112	96
Purchased services and other costs	287	254

Total	2,696	2,472

Operating income	381	499
Other income	13	21
Interest expense	(151)	(163)

Income before income taxes	243	357
Income taxes	(88)	(135)

Income before cumulative effect of accounting change	155	222
Cumulative effect of accounting change, net of tax	274	—

Net income	$429	$222

Share and Per Share
Basic:
Income before cumulative effect of accounting change	$0.61	$0.89
Cumulative effect of accounting change	1.08	—

Net income	$1.69	$0.89

Diluted:
Income before cumulative effect of accounting change	$0.60	$0.86
Cumulative effect of accounting change	1.07	—

Net income	$1.67	$0.86

Weighted average number of shares (Basic)	253.4	251.0
Weighted average number of shares (Diluted)	256.2	276.2

Dividends	$0.23	$0.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position
Union Pacific Corporation and Subsidiary Companies

	(Unaudited)
	Mar. 31,	Dec. 31,
Millions of Dollars	2003	2002

Assets
Current Assets
Cash and temporary investments	$311	$369
Accounts receivable, net	631	696
Inventories	298	288
Current deferred income taxes	558	557
Other current assets	247	242
Total	2,045	2,152

Investments
Investments in and advances to affiliated companies	645	649
Other investments	45	50

Total	690	699

Properties
Cost	38,172	37,838
Accumulated depreciation	(8,073)	(8,333)

Net	30,099	29,505

Other
Other assets	653	408

Total assets	$33,487	$32,764

Liabilities and Common Shareholders’ Equity
Current Liabilities
Accounts payable	$522	$483
Accrued wages and vacation	413	412
Accrued casualty costs	461	461
Income and other taxes	264	236
Dividends and interest	231	253
Debt due within one year	268	276
Other current liabilities	526	580

Total	2,685	2,701
Other Liabilities and Common Shareholders’ Equity
Debt due after one year	7,556	7,428
Deferred income taxes	8,712	8,478
Accrued casualty costs	639	682
Retiree benefits obligation	982	938
Other long-term liabilities	391	386
Company-obligated mandatorily redeemable convertible preferred securities	1,500	1,500
Commitments and contingencies
Common shareholders’ equity	11,022	10,651

Total liabilities and common shareholders’ equity	$33,487	$32,764

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions of Dollars,
For the Three Months Ended March 31,	2003	2002

Operating Activities
Net income	$429	$222
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	(274)	—
Depreciation	289	299
Deferred income taxes	72	90
Cash paid to fund pension plan	(70)	—
Other, net	(153)	(20)
Changes in current assets and liabilities, net	42	(246)

Cash provided by operating activities	335	345

Investing Activities
Capital investments	(424)	(359)
Proceeds from asset sales	20	22
Other investing activities, net	(69)	(148)

Cash used in investing activities	(473)	(485)

Financing Activities
Dividends paid	(58)	(50)
Debt repaid	(207)	(301)
Cash received from exercise of stock options	10	60
Financings, net	335	428

Cash provided by financing activities	80	137

Net change in cash and temporary investments	(58)	(3)
Cash and temporary investments at beginning of period	369	113

Cash and temporary investments at end of period	$311	$110

Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$65	$(72)
Inventories	(10)	6
Other current assets	(5)	(41)
Accounts, wages and vacation payable	40	(17)
Other current liabilities	(48)	(122)

Total	$42	$(246)

Supplemental Cash Flow Information:
Cash (paid) received during the period for:
Interest	$(175)	$(189)
Income taxes, net	59	(47)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)
 Union Pacific Corporation and Subsidiary Companies

					Accumulated Other
					Comprehensive Income (Loss)

					Minimum	Foreign
Millions of Dollars,	[a]	Paid-		[b]	Pension	Currency
For the Three Months Ended	Common	in-	Retained	Treasury	Liability	Translation	Derivative
March 31, 2003	Shares	Surplus	Earnings	Stock	Adjustments	Adjustments	Adjustments	Total	Total

Balance at December 31, 2002	$689	$3,946	$7,597	$(1,347)	$(232)	$(9)	$7	$(234)	$10,651

Net income	—	—	429	—	—	—	—	—	429
Other comprehensive loss, net of tax [c]	—	—	—	—	—	(9)	(1)	(10)	(10)

Comprehensive income									419
Conversion, exercises of stock options, forfeitures and other	—	2	—	8	—	—	—	—	10
Dividends declared ($0.23 per share)	—	—	(58)	—	—	—	—	—	(58)

Balance at March 31, 2003	$689	$3,948	$7,968	$(1,339)	$(232)	$(18)	$6	$(244)	$11,022

[a]	Common stock $2.50 par value; 500,000,000 shares authorized; 275,579,367 shares issued at beginning of period; 275,668,417 shares issued at end of period.

[b]	21,920,238 treasury shares at beginning of period, at cost; 21,800,129 treasury shares at end of period, at cost.

[c]	Other comprehensive loss net of tax of $7.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Responsibilities for Financial Statements - The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Statement of Consolidated Financial Position at December 31, 2002 is derived from audited financial statements. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Annual Report on Form 10-K for Union Pacific Corporation (the Corporation or UPC) for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003. Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

Stock-Based Compensation – At March 31, 2003, the Corporation had several stock-based employee compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation expense, related to stock option grants, is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. See note 5 to the Consolidated Financial Statements for reconciliation between basic earnings per share and diluted earnings per share.

	Three Months Ended March 31,

Millions of Dollars, Except Per Share Amounts	2003	2002

Net income, as reported	$429	$222
Stock-based employee compensation expense included in reported net income, net of tax	9	5
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(15)	(9)

Pro forma net income	$423	$218

EPS - basic, as reported	$1.69	$0.89
EPS - basic, pro forma	$1.67	$0.87
EPS - diluted, as reported	$1.67	$0.86
EPS - diluted, pro forma	$1.65	$0.84

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted during the three months ended March 31, 2003 and 2002, respectively: risk-free interest rates of 2.9% and 4.4%; dividend yield of 1.5% and 1.3%; expected lives of 5 years and 5 years; and volatility of 28.4% and 28.8%.

2.     Segmentation - Union Pacific Corporation consists of two reportable segments, rail and trucking, and UPC’s other product lines (Other). The rail segment includes the operations of the Corporation’s indirect wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR’s subsidiaries and rail affiliates (collectively, the Railroad). The trucking segment includes Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo), both operating as separate and distinct subsidiaries of Overnite Corporation (Overnite), an indirect wholly owned subsidiary of UPC. The Corporation’s other product lines are comprised of the corporate holding company, self-insurance activities, technology companies and all appropriate consolidating entries.

The following table details reportable financial information for UPC’s segments and other operations for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
Millions of Dollars	2003	2002

Operating revenues [a]:
Rail	$2,725	$2,649
Trucking	341	309
Other	11	13

Consolidated	$3,077	$2,971

Operating income (loss):
Rail	$371	$508
Trucking	13	11
Other	(3)	(20)

Consolidated	$381	$499

Assets:
Rail	$32,055	$30,752
Trucking	787	756
Other	645	372

Consolidated	$33,487	$31,880

[a]	The Corporation has no significant intercompany sales activities.

3.     Financial Instruments

Strategy and Risk - The Corporation and its subsidiaries use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices and to achieve the Corporation’s interest rate objectives. The Corporation uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future gains from favorable movements. The Corporation uses interest rate swaps to manage its exposure to interest rate changes. The purpose of these programs is to protect the Corporation’s operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

     The Corporation may also use swaptions to secure near-term swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment.

Market and Credit Risk - The Corporation addresses market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At March 31, 2003, the Corporation has not been required to provide collateral, nor has UPC received collateral relating to its hedging activities.

Determination of Fair Value - The fair values of the Corporation’s derivative financial instrument positions at March 31, 2003 and December 31, 2002, detailed below, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

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

     Swaps allow the Corporation to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in the benchmark interest rate (LIBOR). The swaps have been accounted for using the short-cut method as allowed by Financial Accounting Standard (FAS) 133; therefore, no ineffectiveness has been recorded within the Corporation’s Consolidated Financial Statements. In February 2003,

an interest rate swap for $150 million that contained a call option was cancelled by the counterparty at a premium of $5 million. Similarly, the Corporation exercised its option to redeem the underlying hedged debt. In March 2003, the Corporation entered into an interest rate swap on $250 million of debt with a maturity of October 2007.

Fuel Strategy - Fuel costs are a significant portion of the Corporation’s total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Corporation’s transportation subsidiaries use swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes. In addition, the Corporation’s transportation subsidiaries at times may use costless collars to manage risk related to changes in fuel prices.

     The following is a summary of the Corporation’s derivative financial instruments at March 31, 2003 and December 31, 2002:

Millions,	Mar. 31,	Dec. 31,
Except Percentages and Average Commodity Prices	2003	2002

Interest rate hedging:
Amount of debt hedged	$998	$898
Percentage of total debt portfolio	13%	12%
Rail fuel hedging/swaptions:
Number of gallons hedged for 2002 [a]	—	552
Average price of 2002 hedges (per gallon) [b]	$—	$0.56
Number of gallons hedged for the remainder of 2003 [c]	66	88
Average price of 2003 hedges outstanding (per gallon) [b]	$0.58	$0.58
Rail fuel costless collars:
Number of gallons hedged for 2003 [d]	57	—
Average cap price [b]	$0.89	$—
Average floor price [b]	$0.60	$—
Trucking fuel hedging:
Number of gallons hedged for 2002	—	9
Average price of 2002 hedges outstanding (per gallon) [b]	$—	$0.58
Number of gallons hedged for the remainder of 2003	—	3
Average price of 2003 hedges outstanding (per gallon) [b]	$—	$0.58

[a]	Rail fuel hedges expired December 31, 2002. Rail fuel hedges included the swap portion of a swaption with a base term expiring December 31, 2002.

[b]	Excluding taxes, transportation costs and regional pricing spreads

[c]	Rail fuel hedges which are in effect during 2003. These hedges expire December 31, 2003.

[d]	Rail fuel costless collars expire June 30, 2003.

     The fair value asset positions of the Corporation’s outstanding derivative financial instruments at March 31, 2003 and December 31, 2002 were as follows:

	Mar. 31,	Dec. 31,
Millions of Dollars	2003	2002

Interest rate hedging:
Gross fair value asset position	$46	$52
Gross fair value (liability) position	—	—
Rail fuel hedging:
Gross fair value asset position	10	12
Gross fair value (liability) position	—	—
Trucking fuel hedging:
Gross fair value asset position	—	1
Gross fair value (liability) position	—	—

Total fair value asset position	$56	$65

     Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed.

\

     The Corporation’s use of derivative financial instruments had the following impact on pre-tax income for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
Millions of Dollars	2003	2002

Decrease in interest expense from interest rate hedging	$7	$5
Decrease (increase) in fuel expense from rail fuel hedging	8	(6)
Decrease in fuel expense from rail fuel swaptions	—	10
Decrease in fuel expense from trucking fuel hedging	1	—

Decrease in operating expenses	16	9
Increase in other income from interest rate swap cancellation	5	—
Increase in other income, net from rail fuel swaptions	—	3

Increase in pre-tax income	$21	$12

     Through March 31, 2003, the Corporation had recorded less than $1 million for fuel hedging ineffectiveness.

Sale of Receivables – The Railroad has sold, on a 364-day revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The third parties have designated the Railroad to service the sold receivables. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. Payments collected from sold receivables can be reinvested in new receivables on behalf of the buyers. Should the Corporation’s credit rating fall below investment grade, the amount of receivables sold would be reduced, and in certain cases, the buyers have the right to discontinue this reinvestment, thus requiring the Railroad to fund the receivables. At March 31, 2003 and December 31, 2002, accounts receivable are presented net of $590 million and $600 million of receivables sold, respectively. In May 2003, the sale of receivables program was extended for 90 days without any significant term changes with the intent to renew the program for one year.

4.     Debt

Credit Facilities - On March 31, 2003, the Corporation had $1.925 billion in revolving credit facilities available, of which $925 million expires in March 2004, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2003 and March 2000, respectively, are designated for general corporate purposes and none of the credit facilities were used as of March 31, 2003. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers.

Convertible Preferred Securities - Union Pacific Capital Trust (the Trust), a statutory business trust sponsored and wholly owned by the Corporation, has issued 6-1/4% Convertible Preferred Securities (the CPS) with an aggregate liquidation amount of $1.5 billion. Each of the CPS has a stated liquidation amount of $50 and is convertible, at the option of the holder, into shares of UPC’s common stock, par value $2.50 per share (the Common Stock), at the rate of 0.7257 shares of Common Stock for each of the CPS, equivalent to a conversion price of $68.90 per share of Common Stock, subject to adjustment under certain circumstances. The CPS accrue and pay cash distributions quarterly in arrears at the annual rate of 6-1/4% of the stated liquidation amount. The Corporation owns all of the common securities of the Trust. The proceeds from the sale of the CPS and the common securities of the Trust were invested by the Trust in $1.5 billion aggregate principal amount of the Corporation’s Convertible Junior Subordinated Debentures due 2028, which debentures represent the sole assets of the Trust. For financial reporting purposes, the Corporation has recorded distributions payable on the CPS as interest expense in the Consolidated Statements of Income.

Partial Redemption of Convertible Preferred Securities - On April 16, 2003, the Corporation announced that it would exercise its option to redeem $500 million of the $1.5 billion CPS. The redemption will take place on May 16, 2003 and will reduce the Corporation’s annual interest expense related to the CPS by $19.5 million in 2003 and by $31.3 million in subsequent years, and will decrease the dilutive effect of the CPS on earnings per share by 7.3 million shares. The CPS were originally offered on April 1, 1998 at a price of $50 each and will be redeemed at a price of $50.52, which includes a one percent redemption premium. The Corporation will incur a one-time pre-tax charge of $15 million associated with the redemption in the second quarter of 2003.

Shelf Registration Statement and Significant New Borrowings - Under the current shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. During February 2003, under the shelf registration, the Corporation issued $250 million of 3-7/8% fixed rate debt with a maturity of February 15, 2009. The proceeds of the issuance were used for repayment of debt and other general corporate purposes. At March 31, 2003, the Corporation had $750 million remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities.

5.     Earnings Per Share - The following table provides a reconciliation between basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
Millions, Except Per Share Amounts	2003	2002

Income statement data:
Income before cumulative effect of accounting change	$155	$222
Cumulative effect of accounting change	274	—

Net income available to common shareholders – basic	$429	$222
Dilutive effect of interest associated with the CPS	—	15

Net income available to common shareholders – diluted	$429	$237

Weighted average number of shares outstanding:
Basic	253.4	251.0
Dilutive effect of stock options	1.0	2.5
Dilutive effect of retention shares, stock units and restricted stock	1.8	0.9
Dilutive effect of CPS	—	21.8

Diluted	256.2	276.2

Earnings per share – basic:
Income before cumulative effect of accounting change	$0.61	$0.89
Cumulative effect of accounting change	1.08	—

Net income	$1.69	$0.89

Earnings per share – diluted:
Income before cumulative effect of accounting change	$0.60	$0.86
Cumulative effect of accounting change	1.07	—

Net income	$1.67	$0.86

     Common stock options totaling 6.3 million and 2.1 million shares for the three months ended March 31, 2003 and 2002, respectively, were excluded from the computation of diluted EPS because the exercise prices of these options exceeded the average market price of the Corporation’s common stock for the respective periods, and the effect of their inclusion would be anti-dilutive. Also excluded from the three months ended March 31, 2003, were 21.8 million shares related to the CPS, as the inclusion of these securities would result in an anti-dilutive effect on earnings per share before the cumulative effect of accounting change.

6.     Other Income - Other income included the following for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
Millions of Dollars	2003	2002

Net gain on non-operating asset dispositions	$10	$8
Rental income	12	12
Interest income	3	2
Other, net	(12)	(1)

Total	$13	$21

7.     Commitments and Contingencies

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

Personal Injury and Occupational Illness - The cost of injuries to employees and others related to Railroad activities or in accidents involving the trucking segment is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. The three month expenses for the Corporation’s personal injury-related events were $68 million and $64 million in 2003 and 2002, respectively. As of March 31, 2003, the Corporation had a liability of $689 million accrued for personal injury costs, of which $304 million was recorded as a current liability. The Railroad has additional amounts accrued for claims related to certain occupational illnesses. Compensation for Railroad work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

Environmental - The Corporation generates and transports hazardous and nonhazardous waste in its current operations and has done so in its former operations, and it is subject to federal, state and local environmental laws and regulations. The Corporation has identified approximately 432 active sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 52 sites that are the subject of actions taken by the U.S. government, 27 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Corporation’s ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

     When an environmental issue has been identified with respect to the property owned, leased or otherwise used in the conduct of the Corporation’s business, the Corporation and its external consultants perform environmental assessments on such property. The Corporation expenses the cost of the assessments as incurred. The Corporation accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

     As of March 31, 2003, the Corporation had a liability of $193 million accrued for future environmental costs, of which $72 million was recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Corporation believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. The Corporation expects to pay out the majority of the March 31, 2003 environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations, financial condition or liquidity of the Corporation.

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

     At March 31, 2003, the Corporation had unconditional purchase obligations of $236 million for the acquisition of locomotives as part of the Corporation’s multi-year capital asset acquisition plan. In addition, the Corporation was contingently liable for $382 million in guarantees and $90 million in letters of credit at March 31, 2003. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. The Corporation is not aware of any existing event of default, which would require it to satisfy these guarantees.

8.     Accounting Pronouncements - In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As described in note 10 to the Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which falls within the guidance of FIN 46. In accordance with FIN 46, the Railroad will either consolidate, restructure or refinance the synthetic lease prior to July 1, 2003. The Corporation does not expect FIN 46 to have any impact on the treatment of the Sale of Receivables program.

     On April 30, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends FAS 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. FAS 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. In particular, FAS 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. FAS 149 is effective for the Corporation for contracts entered into or modified after June 30, 2003. The Corporation is evaluating the impact of adopting the requirements of FAS 149.

9.     Cumulative Effect of Accounting Change - Surface Transportation Board (STB) accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). This statement was effective for the Corporation beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. The Corporation concluded that it did not have a legal obligation to remove the track structure, and therefore, under generally accepted accounting principles, the Corporation could not accrue the cost of removal in advance. Reports filed with the SEC will reflect the cost of removing these assets in the period in which they are removed. For STB reporting requirements only, the Corporation will continue to follow the historical method of accruing in advance, as prescribed by the STB. FAS 143 also requires the Corporation to record a liability for legally obligated asset retirement costs associated with tangible long-lived assets. At March 31, 2003, the Corporation’s liability for legally obligated asset retirement costs was $17 million. In the first quarter of 2003, the Corporation recorded income from a cumulative effect of accounting change, related to the adoption of FAS 143, of $274 million, net of tax of $167 million. The accounting change has no effect on the Corporation’s liquidity. Had the change been retroactively applied, the change would have had an immaterial impact on net income and earnings per share and the following effect on operating expenses within the Corporation’s Consolidated Statements of Income for the three months ended March 31, 2003 and 2002:

Operating Expenses			SFAS 143	2002
(In millions)	2003	2002 Actual	Adjustments	Pro Forma

Salaries, wages and employee benefits	$1,172	$1,105	$28	$1,133
Equipment and other rents	346	345	—	345
Depreciation	289	299	(23)	276
Fuel and utilities	374	240	—	240
Materials and supplies	116	133	(5)	128
Casualty costs	112	96	—	96
Purchased services and other costs	287	254	3	257

Total	$2,696	$2,472	$3	$2,475

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to
Three Months Ended March 31, 2002

Union Pacific Corporation (UPC or the Corporation) consists of two reportable segments, rail and trucking, as well as UPC’s other product lines (Other). The rail segment includes the operations of Union Pacific Railroad and its subsidiaries and rail affiliates (UPRR or the Railroad). The trucking segment includes Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo), both operating as separate and distinct subsidiaries of Overnite Corporation (Overnite), an indirect wholly owned subsidiary of UPC. The Corporation’s other product lines are comprised of the corporate holding company (which largely supports the Railroad), self-insurance activities, technology companies and all appropriate consolidating entries (see note 2 to the Consolidated Financial Statements).

     A copy of this Quarterly Report on Form 10-Q, as well as the Corporation’s 2002 Annual Report on Form 10-K, current reports on Form 8-K and any amendments to those reports are available free of charge on the Internet at the Corporation’s website at www.up.com/investors. Additionally, the Corporation’s corporate governance materials, including Board Committee charters, governance guidelines and policies and codes of conduct and ethics for directors, officers and employees may also be found on the Internet at the Corporation’s website at www.up.com/investors.

Critical Accounting Policies and Estimates

The Corporation’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. The Corporation bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. The Corporation’s critical accounting policies are available in the Corporation’s Annual Report on Form 10-K, Item 7.

Consolidated

Net Income – The Corporation reported net income of $429 million ($1.69 per basic share and $1.67 per diluted share) in the first quarter of 2003, compared to $222 million ($0.89 per basic share and $0.86 per diluted share) in the first quarter of 2002. Income before the cumulative effect of accounting change (see note 9 to the Consolidated Financial Statements) was $155 million ($0.61 per basic share and $0.60 per diluted share) in the first quarter of 2003. The decrease in income before the cumulative effect of accounting change resulted from lower operating income which was only partially offset by lower interest expense. Operating income declined as revenue growth and productivity gains were surpassed by fuel costs, wage and benefit inflation and higher volume-related costs. Productivity is calculated as both gross ton miles per inflation-adjusted expense dollar and gross ton miles per employee.

Operating Revenues – Operating revenues increased $106 million (4%) in the first quarter to $3.1 billion. Revenue growth in the period was led by traffic gains in automotive and industrial products combined with a 2% improvement in average revenue per car in the rail segment. The increase in operating revenues also reflects 10% revenue growth in the trucking segment. Trucking operating revenues were up $32 million for the first quarter of 2003.

Operating Expenses – Operating expenses increased $224 million (9%) to $2.7 billion in the first quarter of 2003 compared to the same period in 2002. The increase in expenses is due to higher fuel prices, wage and benefit inflation and volume-related costs partially offset by a reduction in employment levels and cost control efforts. Cost control efforts are defined as focused actions to reduce discretionary spending and failure costs.

     Salaries, wages and employee benefits increased $67 million (6%) in the first quarter compared to 2002, as the impact of the adoption of FAS 143 (see note 9 to the Consolidated Financial Statements), wage and benefit inflation, protection costs and the 2003 severance program exceeded savings from lower employment levels and improved productivity. Equipment and other rents expense increased $1 million (flat) in the first quarter compared to 2002, as a result of higher contract transportation costs at OTC partially offset by a decrease in car and other expenses at the Railroad. Depreciation expense decreased $10 million (3%) in the first quarter compared to 2002, as a result of the FAS 143 accounting change (see note 9 to the Consolidated Financial Statements), partially offset by the Railroad’s capital spending in recent years which has increased the total value of the Corporation’s depreciable assets.

     Fuel and utilities costs were up $134 million (56%) in the first quarter compared to 2002 primarily due to higher fuel prices. Materials and supplies expense decreased $17 million (13%) in the first quarter compared to 2002 due to the impact of the adoption of FAS 143, reduced locomotive repair supplies and cost control actions. Casualty costs increased $16 million (17%) in the first quarter compared to 2002 primarily due to higher costs for insurance, freight damage and personal injury in the first quarter of 2003. Purchased services and other costs increased $33 million (13%) in the first quarter compared to 2002 due to higher contract services for locomotive maintenance, intermodal volume costs and state and local taxes.

Operating Income – Operating income decreased $118 million (24%) to $381 million in the first quarter compared to $499 million in 2002. The decrease in operating income in the period is attributable to higher fuel prices, wage and benefit inflation and volume-related costs that were partially offset by higher revenues and cost control efforts.

Non-Operating Items – Interest expense decreased $12 million (7%) in the first quarter compared to 2002 due to lower interest rates and a lower average debt level in 2003. In the three months ended March 31, 2003, the Corporation’s average debt level, including the CPS, decreased to $9.2 billion from $9.7 billion for the same period in 2002. The Corporation’s effective interest rate was 6.6% during the first quarter of 2003 compared to 6.7% in 2002. Other income decreased $8 million (38%) in the first quarter compared to 2002 due primarily to loss on foreign currency translation related to the dividend received from Grupo Ferroviario Mexicano, S.A. de C.V., early extinguishment of debt costs and the absence of favorable fuel swaptions in 2003. Income tax expense decreased $47 million (35%) in the first quarter compared to 2002, due to lower pre-tax income in 2003 and foreign tax credits recorded on the Corporation’s investment in Grupo Ferroviario Mexicano, S.A. de C.V.

Other Key Measures – Operating margin (operating income as a percentage of operating revenues) decreased to 12.4% in the first quarter of 2003 from 16.8% in the same period of 2002, primarily driven by higher fuel prices.

Rail Segment

Net Income – Rail operations reported net income in the first quarter of 2003 of $441 million. Income before the cumulative effect of accounting change for rail operations in the first quarter of 2003 was $167 million, compared to net income of $243 million in 2002, a decrease of $76 million (31%). The decrease in earnings in the period resulted primarily from higher fuel prices, wage and benefit inflation and volume-related costs.

Operating Revenues – Operating revenue is comprised of commodity revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of Railroad owned or controlled equipment. First quarter rail commodity revenues increased $59 million (2%) to $2.6 billion compared to 2002. First quarter revenue carloads increased 1% compared to a year ago, with the highest growth in the automotive and industrial products commodity groups. Average revenue per car increased 2% to $1,188. Other revenues increased 17% to $118 million in the first quarter compared to a year ago.

     The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

	Three Months Ended
Commodity Revenue	Mar. 31,		%
Millions of Dollars	2003	2002	Change

Agricultural	$373	$369	1
Automotive	302	283	7
Chemicals	394	385	2
Energy	561	582	(4)
Industrial Products	510	474	8
Intermodal	467	455	2

Total	$2,607	$2,548	2

	Three Months Ended
Revenue Carloads	Mar. 31,		%
Thousands	2003	2002	Change

Agricultural	214	217	(1)
Automotive	207	193	7
Chemicals	219	218	1
Energy	521	545	(4)
Industrial Products	340	324	5
Intermodal	693	681	2

Total	2,194	2,178	1

	Three Months Ended
Average Revenue	Mar. 31,		%
Per Car	2003	2002	Change

Agricultural	$1,741	$1,701	2
Automotive	1,462	1,462	—
Chemicals	1,796	1,771	1
Energy	1,077	1,068	1
Industrial Products	1,498	1,461	3
Intermodal	674	668	1

Total	$1,188	$1,170	2

Agricultural - Revenue increased 1% in the first quarter of 2003. Sugar beet volume increased as unfavorable weather conditions in the fourth quarter 2002 caused shipments to be delayed until January. Ethanol shipments increased due to heightened demand for the fuel additive. Weak domestic and export demand for wheat, in addition to reduced corn exports to Mexico, offset these increases. Average revenue per car increased due to the positive mix impact of longer average length of haul shipments, as well as price increases that were partially related to fuel surcharges.

Automotive - Revenue increased 7% for the first quarter of 2003 driven by an increase in carloads. The volume growth was due to market share gains for materials shipments, in addition to higher production levels for domestic manufacturers. Average revenue per car was flat as price increases were offset by the mix impact of disproportionate growth in materials shipments, which move at a lower average revenue per car than finished vehicles.

Chemicals - Revenue increased 2% for the first quarter of 2003. Volume growth of 1% was driven by higher general demand for domestic fertilizer, soda ash and liquid and dry chemical shipments. A decline in plastics shipments, due to market uncertainty caused by the war and higher input costs which caused producers to lower inventories, partially offset the increases. Average revenue per car increased 1% due to a mix shift towards longer average length of haul business, in addition to price increases that were partially related to fuel surcharges.

Energy - Revenue decreased 4% for the first quarter of 2003 due to a 4% decline in carloads. The volume decline was led by the absence of export traffic from the Colorado and Utah mining regions, which Japan is now sourcing from other Far Eastern producers. In addition, a severe snowstorm in March caused an estimated loss of 71 trains out of the Southern Powder River Basin and Colorado and Utah mining regions. Average revenue per car increased 1%, primarily due to price increases that were partially related to fuel surcharges.

Industrial Products - Revenue increased 8% for the first quarter of 2003 driven by a 5% increase in carloads combined with a 3% increase in average revenue per carload. The volume increase was led by shipments of military equipment and ammunition in support of the war effort. Steel and scrap shipments increased as the weakening dollar created higher domestic and export demand for U.S. produced steel, augmented by market share gains. Demand for paperboard, partially due to lower inventories, also contributed to volume gains. Average revenue per car increased as a result of price increases and a greater mix of longer average length of haul business, notably government shipments.

Intermodal - Revenue increased 2% for the first quarter of 2003 as a result of a 2% increase in carloads. The additional volume was due to domestic market penetration gained through the Railroad’s domestic strategy to penetrate the over-the-road markets. Strong market growth for international business was offset by penetration losses. Average revenue per car increased 1% due to price increases, primarily relating to fuel surcharges and contract index-based escalators.

Mexico Business - Included in the rail commodity revenue reported above, Mexican related revenue decreased 2% to $206 million for the first quarter of 2003 over the comparable period in 2002. Reduced corn exports were the primary reason for the decline. The Mexican government delayed the issue of corn export permits for 2003 until late in the quarter. Partially offsetting the decline was increased steel business to and from Mexico.

Operating Expenses - First quarter operating expenses increased $213 million (10%) to $2.4 billion compared to 2002. In the first quarter, higher fuel prices, inflation and volume-related costs were partially offset by savings from lower employee force levels, productivity improvements and cost control.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $49 million (5%) in the first quarter of 2003 compared to 2002. Increases were driven by inflation, the impact of FAS 143, protection costs and severance costs. Salaries, wages and benefits increased $28 million due to the adoption of FAS 143 and were up $21 million (2%) as inflation, higher protection cost expense and the 2003 severance program offset a 2% reduction in employee force levels. Protection cost represents the differential payment when the wage earned for active employment is lower than an employee’s “protected” rate of pay (an historic average). An individual’s protected rate is imposed by the STB for employees adversely affected by a merger and is established by collective bargaining agreement in other cases.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense UPRR pays for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses decreased $4 million (1%) in the first quarter compared to 2002. The decrease was due primarily to lower car cycle times (the average number of accumulated days that loaded and empty cars from other railroads spend on UPRR’s system) coupled with lower expenses for car and other costs in the period. The decrease in car cycle times is partially attributable to increased volume demand and better car utilization. Partially offsetting the decrease was an increase in locomotive leases. The increase in volume costs is related to an increase in carloads in certain commodity types such as automotive, industrial products, intermodal and chemicals that utilize a high percentage of rented freight cars. The higher locomotive lease expense is due to UPRR’s increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the period.

Depreciation - The majority of depreciation relates to track structure, including rail, ties and other track material. Depreciation expense decreased $8 million (3%) in the first quarter of 2003 compared to 2002. The adoption of FAS 143 decreased depreciation by $24 million, while capital spending in recent years increased depreciation by $16 million. Full year capital spending totaled $1.8 billion in 2002 and $1.7 billion in 2001.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone, gasoline and other fuels. Expenses increased $128 million (57%) in the first quarter of 2003 compared to a year ago. The increase was driven by higher fuel prices minimally offset by a lower fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged $1.00 per gallon in the first quarter of 2003 compared to 61 cents per gallon in the first quarter of 2002 (price includes taxes and transportation costs). Higher fuel prices in 2003 resulted in a $125 million increase in fuel expense in the first quarter compared to 2002. The lower consumption rate decreased fuel expense by $3 million in the first quarter. A 1% increase in gross ton miles increased fuel expense by $1 million in the first quarter. The Railroad hedged approximately 7% of its fuel consumption for the first quarter, which decreased fuel costs by $8 million. As of March 31, 2003, expected fuel consumption for the remainder of 2003 is 7% hedged at 58 cents per gallon (excluding estimated taxes, transportation costs and regional pricing spreads). For the second quarter of 2003, UPRR has also entered into costless collar transactions with average floors and ceilings of 60 cents and 89 cents per gallon, respectively, excluding taxes, transportation costs and regional pricing spreads, for approximately 17% of expected second quarter volumes. Gasoline, utilities and propane expenses increased $4 million in the first quarter primarily due to higher fuel prices.

Materials and Supplies - Material used for the maintenance of the Railroad’s lines, structures and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies and the costs of freight services purchased to ship company materials are also included. Expenses decreased $16 million (14%) in the first quarter, primarily reflecting the impact of FAS 143 as well as lower engineering and freight car repairs and lower other costs.

Casualty Costs - The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Costs increased $15 million (18%) in the first quarter compared to 2002 due to higher insurance, freight damage and personal injury expenses.

Purchased Services and Other Costs - Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense and computer and other general expenses. Expenses increased $49 million (21%) in the first quarter compared to last year primarily due to increased purchases for locomotive, engineering and other contracts, coupled with higher state and local taxes and intermodal volume costs.

Operating Income - Operating income decreased $137 million (27%) in the first quarter to $371 million. The operating margin for the first quarter was 13.6%, compared to 19.2% in 2002. The decrease was driven primarily by higher fuel prices in 2003.

Non-Operating Items - Interest expense decreased $13 million (9%) in the first quarter primarily as a result of lower average debt levels and lower weighted-average interest rates in 2003. First quarter other income decreased $5 million (26%) in 2003 compared to 2002 due to losses from foreign currency transactions related to the dividend received from Grupo Ferroviario Mexicano, S.A. de C.V. and the absence of favorable fuel swaptions in 2003. Income taxes decreased $53 million (37%) in the first quarter compared to 2002, due to lower pre-tax income in 2003 and foreign tax credits recorded on the Railroad’s investment in Grupo Ferroviario Mexicano, S.A. de C.V.

Trucking Segment

Operating Revenues - For the first quarter, trucking revenues increased $32 million (10%) to $341 million compared to the same period in 2002. The first quarter revenues were positively impacted by higher volumes (5%) due primarily to additional business realized as a result of the forced closure of Consolidated Freightways in September 2002, in addition to price increases, including fuel surcharges and rate increases.

Operating Expenses - In the first quarter, operating expenses increased $30 million (10%) to $328 million over the same period in 2002 due to wage and benefit inflation, increased linehaul contract transportation costs, higher fuel costs and an increase in volume-related costs.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $16 million (8%) for the first quarter due to wage and benefit inflation and an increase in volume costs partially offset by productivity improvements. Productivity for local and dock operations is calculated as total costs related to local and dock operations relative to the total weight shipped. Productivity for linehaul operations is linehaul costs per mile.

Equipment and Other Rents - Equipment and other rents increased $6 million (20%) in the first quarter of 2003 compared to a year ago due to increased use of linehaul contract and local purchased transportation costs in the first quarter.

Depreciation - Depreciation expense decreased $1 million (4%) in the first quarter of 2003 compared to 2002 due primarily to higher losses on asset dispositions in the first quarter of 2002 compared to the first quarter of 2003.

Fuel and Utilities - Fuel and utilities increased $7 million (47%) in the first quarter compared to a year ago as a result of higher fuel prices during the quarter ($1.02 per gallon average in 2003 compared to $0.64 per gallon average in 2002, including transportation costs and excluding taxes), combined with a 6% increase in gallons consumed. Approximately 18% of fuel consumption was hedged for the first quarter of 2003 at an average of 58 cents per gallon (excluding taxes, transportation costs and regional pricing spreads). As of May 1, 2003, Overnite had not entered into any fuel hedging agreements for the remainder of 2003.

Materials and Supplies - Materials and supplies expense increased $1 million (10%) in the first quarter compared to 2002 due to higher operating supplies as a result of increased costs for vehicle parts, service center repairs and propane gas.

Casualty Costs - Casualty costs decreased $1 million (5%) in the first quarter compared to a year ago due primarily to improvements in bad debt expense.

Purchased Services and Other Costs - Purchased services and other costs increased $2 million (7%) in the first quarter compared to 2002 due to higher volume-related costs, operating taxes and licenses and snow removal costs.

Operating Income - Operating income increased $2 million (20%) to $13 million in the first quarter. The operating margin for the first quarter was 3.7%, compared to 3.4% in 2002.

Other Product Lines

Other - Operating losses decreased $17 million (85%) to $3 million in the first quarter of 2003 compared to the same period in 2002. Operating revenues decreased $2 million in the first quarter to $11 million. However, operating expenses decreased $19 million in the first quarter to $14 million due primarily to contract service expenses charged at the rail segment. Interest expense remained flat in the first quarter at $24 million.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash provided by operations was $335 million in the first three months of 2003 compared to $345 million in 2002. The decrease is the result of lower income before the cumulative effect of accounting change and $70 million of cash paid to fund the pension plan in 2003, partially offset by improved working capital.

     Cash used in investing activities was $473 million in the first three months of 2003 compared to $485 million in 2002. The decreased use of cash is due to the receipt of $96 million of dividends from Grupo Ferroviario Mexicano, S.A. de C.V. , partially offset by increased capital expenditures. The following table details capital expenditures for the three months ended March 31, 2003 and 2002:

Capital Expenditures
Millions	2003	2002

Track	$298	$283
Locomotives	32	6
Freight cars	5	1
Facilities and other	89	69

Total	$424	$359

     Cash provided by financing activities was $80 million in the first three months of 2003 compared to $137 million in the first three months of 2002. The decrease in cash provided is due to lower financings ($335 million in 2003 compared to $428 million in 2002) and less cash received from option exercises ($10 million in 2003 compared to $60 million in 2002), partially offset by lower debt repayments ($207 million in 2003 compared to $301 million in 2002).

     For the three months ended March 31, 2003 and 2002, the Corporation’s ratio of earnings to fixed charges was 2.8 and 3.0, respectively. The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount and the estimated amount representing the interest portion of rental charges.

Contractual Obligations and Commercial Commitments

As described in the notes to the Consolidated Financial Statements and as referenced in the tables below, the Corporation has contractual obligations and commercial commitments that may affect the financial condition of the Corporation. However, based on management’s assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Corporation, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Corporation’s financial condition, results of operations or liquidity. In addition, the commercial obligations, financings and commitments made by the Corporation are customary transactions, which are similar to those of other comparable industrial corporations, particularly within the transportation industry.

     The following tables identify material obligations and commitments as of March 31, 2003:

		Payments Due by Period

Contractual Obligations		Less Than			After
Millions of Dollars	Total	1 Year	2-3 Years	4-5 Years	5 Years

Debt [a]	$6,365	$166	$1,489	$1,295	$3,415
Operating leases	3,224	432	789	575	1,428
Capital lease obligations [b]	2,365	203	415	357	1,390
Unconditional purchase obligations [c]	236	101	135	—	—

Total contractual obligations	$12,190	$902	$2,828	$2,227	$6,233

[a]	Excludes capital lease obligations of $1,421 million, and market value adjustments for debt with qualifying hedges that are recorded as assets on the Consolidated Statements of Financial Position

[b]	Represents total obligations, including interest component

[c]	Unconditional purchase obligations represent multi-year contractual commitments to purchase or acquire assets at fixed prices and fixed volumes. These commitments are made in order to take advantage of pricing opportunities and to ensure availability of assets to meet quality and operational requirements. Excluded are contracts made in the normal course of business for performance of routine services, as well as commitments where contract provisions allow for cancellation

		Amount of Commitment Expiration
		Per Period

	Total	Less
Other Commercial Commitments	Amounts	Than			After
Millions of Dollars	Committed	1 Year	2-3 Years	4-5 Years	5 Years

Credit facilities	$1,925	$925	$1,000	$—	$—
Convertible preferred securities	1,500	—	—	—	1,500
Sale of receivables	600	600	—	—	—
Guarantees [a]	382	17	19	13	333
Standby letters of credit	90	90	—	—	—

Total commercial commitments	$4,497	$1,632	$1,019	$13	$1,833

[a]	Includes guaranteed obligations of affiliated operations.

Financing Activities

Credit Facilities - On March 31, 2003, the Corporation had $1.925 billion in revolving credit facilities available, of which $925 million expires in March 2004, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2003 and March 2000, respectively, are designated for general corporate purposes and none of the credit facilities were used as of March 31, 2003. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers.

Shelf Registration Statement and Significant New Borrowings - Under the current shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. During February 2003, under the shelf registration, the Corporation issued $250 million of 3-7/8% fixed rate debt with a maturity of February 15, 2009. The proceeds of the issuance were used for repayment of debt and other general corporate purposes. At March 31, 2003, the Corporation had $750 million remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities.

Partial Redemption of Convertible Preferred Securities - On April 16, 2003, the Corporation announced that it would exercise its option to redeem $500 million of the $1.5 billion Convertible Preferred Securities (CPS). The redemption will take place on May 16, 2003 and will reduce the Corporation’s annual interest expense related to the CPS by $19.5 million in 2003 and by $31.3 million in subsequent years, and will decrease the dilutive effect of the CPS on earnings per share by 7.3 million shares. The CPS were originally offered on April 1, 1998 at a price of $50 each and will be redeemed at a price of $50.52, which includes a one percent redemption premium. The Corporation will incur a one-time pre-tax charge of $15 million associated with the redemption in the second quarter of 2003.

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

Pensions - During the first quarter of 2003, the Corporation decreased its assumed rate of return on pension plan assets from 9% to 8%. This assumption change will result in an increase to 2003 pension expense of $20 million. During the first quarter of 2003, Overnite voluntarily contributed $20 million to its pension plan, and the Railroad voluntarily contributed $50 million to its pension plan.

Dividend Receivable - The Corporation owns a 26% interest in Grupo Ferroviario Mexicano, S.A. de C.V. (GFM). GFM operates a major railway system in Mexico. During 2002, the Corporation recorded a dividend receivable from GFM of approximately $118 million. As of December 31, 2002, the Corporation had received approximately $20 million of the dividend. During the first quarter of 2003, the Corporation received the remaining dividend.

Work Force Reduction - During the first quarter of 2003, the Corporation incurred $14 million, pre-tax, related to the reduction of approximately 295 administrative positions through involuntary severance.

Accounting Pronouncements - In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As described in note 10 to the Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which falls within the guidance of FIN 46. In accordance with FIN 46, the Railroad will either consolidate, restructure or refinance the synthetic lease prior to July 1, 2003. The Corporation does not expect FIN 46 to have any impact on the treatment of the Sale of Receivables program.

     On April 30, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends FAS 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. FAS 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. In particular, FAS 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. FAS 149 is effective for the Corporation for contracts entered into or modified after June 30, 2003. The Corporation is evaluating the impact of adopting the requirements of FAS 149.

CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on the Corporation’s consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Corporation’s and its subsidiaries’ business, financial and operational results, and future economic performance, statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts.

     Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

     Important factors that could affect the Corporation’s and its subsidiaries’ future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to:

•	whether the Corporation and its subsidiaries are fully successful in implementing their financial and operational initiatives;

•	industry competition, conditions, performance and consolidation;

•	legislative and regulatory developments, including possible enactment of new tax rates and possible enactment of initiatives to re-regulate the rail industry;

•	natural events such as severe weather, fire, floods and earthquakes;

•	the effects of adverse general economic conditions, both within the United States and globally;

•	any adverse economic or operational repercussions from terrorist activities and any governmental response thereto;

•	war or risk of war;

•	changes in fuel prices;

•	changes in labor costs;

•	labor stoppages; and

•	the outcome of claims and litigation, including those related to environmental contamination, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer (CEO) and Executive Vice President – Finance (EVP – Finance), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the CEO and the EVP - Finance concluded that the Corporation’s disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

     Additionally, the CEO and EVP – Finance determined that there were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the Corporation’s internal controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

ENVIRONMENTAL MATTERS

As previously reported in the Corporation’s Annual Report on Form 10-K for 2002, the United States Environmental Protection Agency, Region 9, filed two administrative complaints against UPRR, the first of which alleged that the Railroad violated the Clean Water Act in 1997 by discharging dredged or fill materials into the Carpenteria Salt Marsh in Santa Barbara County, California, and sought civil penalties from the Railroad in an amount up to $137,500. The second complaint alleged that the Railroad violated the Clean Water Act in 1999 by discharging dredged or fill materials into Laguna Creek, in Santa Barbara County, California, without a Section 404 permit and likewise sought civil penalties up to $137,500. These claims have been settled for a total payment of $125,000.

     As previously reported in the Corporation’s Annual Report on Form 10-K for 2002, the San Joaquin County District Attorney filed an action against Union Pacific on February 3, 2003, alleging claims under the California Business and Professions Code section 17200 (unfair business practices), Fish and Game Code section 5650 and 5650.1, California Health and Safety Code section 25189(d) and Public Nuisance, California Civil Code section 3480. The claims arise from a February 16, 2000 derailment in Stockton, California in which a locomotive struck an object on the tracks, resulting in the puncture of a fuel tank. The District Attorney alleged that diesel fuel from this spill entered waters of the State of California. The complaint also asserted claims under the above referenced statutes for any other diesel spill which may have occurred in the State of California between 2000 and 2003, in which diesel may have passed into waters of the State of California and seeks injunctive relief, as well as civil penalties of $25,000 for the alleged February 16, 2000, diesel spill and total penalties of not less than $250,000 for all diesel spills which may have occurred since 2000. The District Attorney filed an amended complaint on April 10, 2003, which narrowed the claims to the incident of February 16, 2000. The amended complaint seeks both injunctive relief and daily penalties for each day that fuel was in the affected waterway, which could exceed $100,000.

     The Corporation and its affiliates have received notices from the EPA and state environmental agencies alleging that they are or may be liable under certain federal or state environmental laws for remediation costs at various sites throughout the United States, including sites which are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. Nevertheless, at many of the superfund sites, the Corporation believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of the Corporation’s exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated.

     Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Costs, Item 2, and in note 7 to the Consolidated Financial Statements, Item 1.

OTHER MATTERS

As previously reported, Western Resources, Inc. (Western) filed a complaint on January 24, 2000, in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern and Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western’s Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. The matter went to trial before a jury on August 20, 2002. On September 12, 2002, the jury returned a verdict finding that the contract had not been breached by the railroads, and the judgment dismissing the case was entered by the court on September 16, 2002. Western filed a motion for new trial on September 30, 2002, which was denied by the court on March 6, 2003. Western has filed notice of its intent to appeal the verdict to the 8th Circuit Court of Appeals on April 4, 2003. UPRR and BNSF will vigorously defend this and all other post-trial efforts by Western to overturn the jury verdict.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders of the Corporation was held on April 18, 2003.

(b) At the Annual Meeting, the Corporation’s shareholders voted for the election of Philip F. Anschutz (219,683,168 shares in favor; 27,473,733 shares withheld), Richard K. Davidson (239,041,211 shares in favor; 8,115,690 shares withheld), Thomas J. Donohue (240,904,527 shares in favor; 6,252,374 shares withheld), A. W. Dunham (241,933,132 shares in favor; 5,223,769 shares withheld), Spencer F. Eccles (240,825,709 shares in favor; 6,331,192 shares withheld), Ivor J. Evans (240,496,475 shares in favor; 6,660,426 shares withheld), Elbridge T. Gerry, Jr. (241,866,628 shares in favor; 5,290,273 shares withheld), Judith Richards Hope (180,121,857 shares in favor; 67,035,044 shares withheld), Richard J. Mahoney (241,887,273 shares in favor; 5,269,628 shares withheld), Steven R. Rogel (240,987,214 shares in favor; 6,169,687 shares withheld), and E. Zedillo (241,998,528 shares in favor; 5,158,373 shares withheld), as directors of the Corporation. In addition, the Corporation’s shareholders voted to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Corporation (240,368,554 shares in favor; 5,215,891 shares against, 1,572,456 shares withheld) and voted to approve a shareholder proposal regarding future severance agreements (126,159,743 shares in favor; 95,798,092 shares against, 2,839,856 shares withheld and 22,359,210 shares not voted by brokers).

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits are listed in the exhibit index on page 28.

(b) Reports on Form 8-K

On January 22, 2003, UPC filed a Current Report on Form 8-K announcing UPC’s financial results for the fourth quarter of 2002.

On February 19, 2003, UPC filed a Current Report on Form 8-K relating to the offering of UPC’s $250 million of 3.875% notes due 2009.

On March 24, 2003, UPC filed a Current Report on Form 8-K updating UPC’s earnings outlook for the first quarter of 2003.

On April 16, 2003, UPC filed a Current Report on Form 8-K announcing the redemption of $500 million of Union Pacific Capital Trust’s $1.5 billion Convertible Preferred Securities.

On April 24, 2003, UPC furnished a Current Report on Form 8-K announcing UPC’s financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003

UNION PACIFIC CORPORATION (Registrant)

By	/s/ James R. Young

James R. Young,
Executive Vice President – Finance
(Principal Financial Officer)

By	/s/ Richard J. Putz

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Richard K. Davidson

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ James R. Young

James R. Young
Executive Vice President – Finance
Union Pacific Corporation

UNION PACIFIC CORPORATION
EXHIBIT INDEX

Exhibit No.	Description of Exhibits Filed with this Statement

12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2003 and 2002.

99	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson and James R. Young.

Description of Exhibits Incorporated by Reference

3(a)	Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

3(b)	By-Laws of UPC, as amended, effective as of January 1, 2003, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.