Form 10-Q
period 2003-06-30
UNION PACIFIC CORP
filed 2003-08-14
CIK 100885

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

- OR -

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-6075

UNION PACIFIC CORPORATION

(Exact name of registrant as specified in its charter)

UTAH (State or other jurisdiction of incorporation or organization)	13-2626465 (I.R.S. Employer Identification No.)

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

YES ☒ NO ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

     As of July 31, 2003, there were 254,620,532 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
For the Three Months Ended June 30,	2003	2002

Rail, trucking and other revenues	$3,266	$3,159
Operating expenses:
Salaries, wages and employee benefits	1,173	1,119
Equipment and other rents	335	344
Depreciation	267	300
Fuel and utilities	344	285
Materials and supplies	114	138
Casualty costs	121	108
Purchased services and other costs	307	263

Total operating expenses	2,661	2,557

Operating income	605	602
Other income	5	35
Interest expense	(150)	(159)

Income before income taxes	460	478
Income taxes	(172)	(174)

Net income	$288	$304

Share and Per Share
Basic	$1.13	$1.21
Diluted	$1.10	$1.15

Weighted average number of shares (Basic)	253.9	251.8
Weighted average number of shares (Diluted)	271.7	276.3

Dividends	$0.23	$0.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
For the Six Months Ended June 30,	2003	2002

Rail, trucking and other revenues	$6,343	$6,130
Operating expenses:
Salaries, wages and employee benefits	2,345	2,224
Equipment and other rents	681	689
Depreciation	556	599
Fuel and utilities	718	525
Materials and supplies	230	271
Casualty costs	233	204
Purchased services and other costs	594	517

Total operating expenses	5,357	5,029

Operating income	986	1,101
Other income	18	56
Interest expense	(301)	(322)

Income before income taxes	703	835
Income taxes	(260)	(309)

Income before cumulative effect of accounting change	443	526
Cumulative effect of accounting change, net of tax	274	—

Net income	$717	$526

Share and Per Share
Basic:
Income before cumulative effect of accounting change	$1.75	$2.09
Cumulative effect of accounting change	1.08	—

Net income	$2.83	$2.09

Diluted:
Income before cumulative effect of accounting change	$1.70	$2.01
Cumulative effect of accounting change	1.01	—

Net income	$2.71	$2.01

Weighted average number of shares (Basic)	253.6	251.4
Weighted average number of shares (Diluted)	271.2	276.1

Dividends	$0.46	$0.40

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position
Union Pacific Corporation and Subsidiary Companies

	(Unaudited)
	Jun. 30,	Dec. 31,
Millions of Dollars	2003	2002

Assets
Current assets:
Cash and temporary investments	$499	$369
Accounts receivable, net	668	696
Inventories	288	288
Current deferred income taxes	556	557
Other current assets	265	242

Total current assets	2,276	2,152

Investments:
Investments in and advances to affiliated companies	674	649
Other investments	44	50

Total investments	718	699

Properties:
Cost	38,703	37,838
Accumulated depreciation	(8,230)	(8,333)

Net properties	30,473	29,505

Other assets	470	408

Total assets	$33,937	$32,764

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable	$581	$483
Accrued wages and vacation	437	412
Accrued casualty costs	443	461
Income and other taxes	288	236
Dividends and interest	242	253
Debt due within one year	170	276
Other current liabilities	530	580

Total current liabilities	2,691	2,701
Debt due after one year	8,101	7,428
Deferred income taxes	8,842	8,478
Accrued casualty costs	632	682
Retiree benefits obligation	995	938
Other long-term liabilities	381	386
Company-obligated mandatorily redeemable convertible preferred securities	1,000	1,500
Commitments and contingencies
Common shareholders’ equity	11,295	10,651

Total liabilities and common shareholders’ equity	$33,937	$32,764

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions of Dollars,
For the Six Months Ended June 30,	2003	2002

Operating Activities
Net income	$717	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	(274)	—
Depreciation	556	599
Deferred income taxes	202	213
Cash paid to fund pension plan	(80)	—
Other, net	(135)	(136)
Changes in current assets and liabilities, net	101	(98)

Cash provided by operating activities	1,087	1,104

Investing Activities
Capital investments	(891)	(846)
Proceeds from asset sales	43	82
Other investing activities, net	97	(26)

Cash used in investing activities	(751)	(790)

Financing Activities
Dividends paid	(117)	(100)
Debt repaid	(858)	(697)
Cash received from exercise of stock options	39	102
Financings, net	730	649

Cash used in financing activities	(206)	(46)

Net change in cash and temporary investments	130	268
Cash and temporary investments at beginning of period	369	113

Cash and temporary investments at end of period	$499	$381

Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$28	$(91)
Inventories	—	15
Other current assets	(23)	(35)
Accounts, wages and vacation payable	123	79
Other current liabilities	(27)	(66)

Total	$101	$(98)

Supplemental cash flow information:
Non-cash locomotive lease financings	$188	$126
Cash (paid) received during the period for:
Interest	(314)	(340)
Income taxes, net	47	(96)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)
Union Pacific Corporation and Subsidiary Companies

					Accumulated Other
					Comprehensive Income (Loss)

					Minimum	Foreign
Millions of Dollars,	[a]			[b]	Pension	Currency
For the Six Months Ended	Common	Paid-in-	Retained	Treasury	Liability	Translation	Derivative
June 30, 2003	Shares	Surplus	Earnings	Stock	Adjustments	Adjustments	Adjustments	Total	Total

Balance at December 31, 2002	$689	$3,946	$7,597	$(1,347)	$(232)	$(9)	$7	$(234)	$10,651

Net income	—	—	717	—	—	—	—	—	717
Other comprehensive loss, net of tax [c]	—	—	—	—	—	(3)	(3)	(6)	(6)

Comprehensive income									711
Conversion, exercises of stock options, forfeitures and other	—	4	—	46	—	—	—	—	50
Dividends declared ($0.46 per share)	—	—	(117)	—	—	—	—	—	(117)

Balance at June 30, 2003	$689	$3,950	$8,197	$(1,301)	$(232)	$(12)	$4	$(240)	$11,295

[a]	Common stock $2.50 par value; 500,000,000 shares authorized; 275,579,367 shares issued at beginning of period; 275,668,152 shares issued at end of period.

[b]	21,920,238 treasury shares at beginning of period, at cost; 21,196,318 treasury shares at end of period, at cost.

[c]	Other comprehensive loss net of tax of $4 million.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Responsibilities for Financial Statements – The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Consolidated Statement of Financial Position at December 31, 2002 is derived from audited financial statements. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Annual Report on Form 10-K for Union Pacific Corporation (the Corporation or UPC) for the year ended December 31, 2002. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003. Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

2.     Stock-Based Compensation – At June 30, 2003, the Corporation had several stock-based employee compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees", and related Interpretations. No stock option expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the Union Pacific Corporation common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. See note 6 to the Consolidated Financial Statements for reconciliation between basic earnings per share and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Millions of Dollars, Except Per Share Amounts	2003	2002	2003	2002

Net income, as reported	$288	$304	$717	$526
Stock-based employee compensation expense included in reported net income, net of tax	3	5	12	10
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(9)	(11)	(23)	(20)

Pro forma net income	$282	$298	$706	$516

EPS — basic, as reported	$1.13	$1.21	$2.83	$2.09
EPS — basic, pro forma	$1.11	$1.18	$2.78	$2.05
EPS — diluted, as reported	$1.10	$1.15	$2.71	$2.01
EPS — diluted, pro forma	$1.08	$1.13	$2.67	$1.97

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following were the weighted-average assumptions for options granted during both the three months and six months ended June 30, 2003: risk-free interest rates of 2.9%; dividend yield of 1.5%; expected lives of 5 years; and volatility of 28.4%. Assumptions for both the three months and six months ended June 30, 2002 were: risk-free interest rates of 4.4%; dividend yield of 1.3%; expected lives of 5 years; and volatility of 28.8%.

3.     Segmentation – Union Pacific Corporation consists of two reportable segments, rail and trucking, and UPC’s other product lines (Other). The rail segment includes the operations of the Corporation’s indirect wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR’s subsidiaries and rail affiliates (collectively, the Railroad). The trucking segment includes Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo), both operating as separate and distinct subsidiaries of Overnite Corporation (Overnite), an indirect wholly owned subsidiary of UPC (see note 11 to the Consolidated Financial Statements regarding the reclassification of the Corporation’s trucking segment as a discontinued operation). The Corporation’s other product lines are comprised of the corporate holding company, self-insurance activities, technology companies and all appropriate consolidating entries.

     The following table details reportable financial information for UPC’s segments and other operations for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Millions of Dollars	2003	2002	2003	2002

Operating revenues [a]:
Rail	$2,881	$2,808	$5,606	$5,457
Trucking	372	337	713	646
Other	13	14	24	27

Consolidated	$3,266	$3,159	$6,343	$6,130

Operating income (loss):
Rail	$582	$598	$953	$1,106
Trucking	21	18	34	29
Other	2	(14)	(1)	(34)

Consolidated	$605	$602	$986	$1,101

Assets:
Rail	$32,342	$31,064	$32,342	$31,064
Trucking	784	750	784	750
Other	811	509	811	509

Consolidated	$33,937	$32,323	$33,937	$32,323

[a]	The Corporation has no significant intercompany sales activities.

4. Financial Instruments

Strategy and Risk – The Corporation and its subsidiaries use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices and to achieve the Corporation’s interest rate objectives. The Corporation uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future benefits from favorable movements. The Corporation uses interest rate swaps to manage its exposure to interest rate changes. The purpose of these programs is to protect the Corporation’s operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

     The Corporation may also use swaptions to secure near-term swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment.

Market and Credit Risk – The Corporation addresses market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At June 30, 2003, the Corporation has not been required to provide collateral, nor has UPC received collateral relating to its hedging activities.

Determination of Fair Value – The fair values of the Corporation’s derivative financial instrument positions at June 30, 2003 and December 31, 2002, detailed below, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

Interest Rate Strategy – The Corporation manages its overall exposure to fluctuations in interest rates by adjusting the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of each as debt matures or as incremental borrowings are required. Derivatives are used as one of the tools to obtain the targeted mix. In addition, the Corporation also obtains flexibility in managing interest costs and the interest rate mix within its debt portfolio by evaluating the issuance of and managing outstanding callable fixed-rate debt securities.

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

Fuel Strategy – Fuel costs are a significant portion of the Corporation’s total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Corporation’s transportation subsidiaries use swaps, collars, futures and/or forward contracts to mitigate the impact of adverse fuel price changes.

     The following is a summary of the Corporation’s derivative financial instruments at June 30, 2003 and December 31, 2002:

Millions,	June 30,	Dec. 31,
Except Percentages and Average Commodity Prices	2003	2002

Interest rate hedging:
Amount of debt hedged	$998	$898
Percentage of total debt portfolio	12%	12%
Rail fuel hedging/swaptions:
Number of gallons hedged for 2002 [a]	—	552
Average price of 2002 hedges (per gallon) [b]	$—	$0.56
Number of gallons hedged for the remainder of 2003 [c]	44	88
Average price of 2003 hedges outstanding (per gallon) [b]	$0.58	$0.58
Trucking fuel hedging:
Number of gallons hedged for 2002	—	9
Average price of 2002 hedges (per gallon) [b]	$—	$0.58
Number of gallons hedged for the remainder of 2003	—	3
Average price of 2003 hedges outstanding (per gallon) [b]	$—	$0.58

[a]	Rail fuel hedges expired December 31, 2002. Rail fuel hedges included the swap portion of a swaption with a base term expiring December 31, 2002.

[b]	Excluding taxes, transportation costs and regional pricing spreads.

[c]	Rail fuel hedges which are in effect during 2003. These hedges expire December 31, 2003.

     The fair value asset positions of the Corporation’s outstanding derivative financial instruments at June 30, 2003 and December 31, 2002 were as follows:

	June 30,	Dec. 31,
Millions of Dollars	2003	2002

Interest rate hedging:
Gross fair value asset position	$46	$52
Gross fair value (liability) position	—	—
Rail fuel hedging:
Gross fair value asset position	8	12
Gross fair value (liability) position	—	—
Trucking fuel hedging:
Gross fair value asset position	—	1
Gross fair value (liability) position	—	—

Total fair value asset position	$54	$65

     Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed.

     The Corporation’s use of derivative financial instruments had the following impact on pre-tax income for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Millions of Dollars	2003	2002	2003	2002

Decrease in interest expense from interest rate hedging	$8	$7	$15	$12
Decrease in fuel expense from rail fuel hedging	3	6	11	—
Decrease in fuel expense from rail fuel swaptions	—	3	—	13
Decrease in fuel expense from trucking fuel hedging	—	—	1	—

Decrease in operating expenses	11	16	27	25
Increase in other income from interest rate swap cancellation	—	—	5	—
Increase in other income from rail fuel swaptions	—	—	—	3

Increase in pre-tax income	$11	$16	$32	$28

     Through June 30, 2003, the Corporation had recorded less than $1 million for fuel hedging ineffectiveness.

Sale of Receivables – The Railroad has sold, on a 364-day revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The third parties have designated the Railroad to service the sold receivables. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. Payments collected from sold receivables can be reinvested in new receivables on behalf of the buyers. Should the Corporation’s credit rating fall below investment grade, the amount of receivables sold would be reduced, and in certain cases, the buyers have the right to discontinue this reinvestment, thus requiring the Railroad to fund the receivables. At June 30, 2003 and December 31, 2002, accounts receivable are presented net of $590 million and $600 million of receivables sold, respectively. On August 7, 2003, the sale of receivables program was renewed for one year without any significant term changes.

5. Debt

Credit Facilities – On June 30, 2003, the Corporation had $1.925 billion in revolving credit facilities available, of which $925 million expires in March 2004, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2003 and March 2000, respectively, are designated for general corporate purposes and none of the credit facilities were used as of June 30, 2003. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers.

Convertible Preferred Securities – Union Pacific Capital Trust (the Trust), a statutory business trust sponsored and wholly owned by the Corporation, has issued 6-1/4% Convertible Preferred Securities (the CPS) with an aggregate liquidation amount of $1.5 billion. Each of the CPS has a stated liquidation amount of $50 and is convertible, at the option of the holder, into shares of UPC’s common stock, par value $2.50 per share (the Common Stock), at the rate of 0.7257 shares of Common Stock for each of the CPS, equivalent to a conversion price of $68.90 per share of Common Stock, subject to adjustment under certain circumstances. The CPS accrue and pay cash distributions quarterly in arrears at the annual rate of 6-1/4% of the stated liquidation amount. The Corporation owns all of the common securities of the Trust. The proceeds from the sale of the CPS and the common securities of the Trust were invested by the Trust in $1.5 billion aggregate principal amount of the Corporation’s Convertible Junior Subordinated Debentures due 2028, which debentures represent the sole assets of the Trust. For financial reporting purposes, the Corporation has recorded distributions payable on the CPS as interest expense in the Consolidated Statements of Income.

Partial Redemption of Convertible Preferred Securities – On May 16, 2003, the Corporation exercised its option to redeem $500 million of the $1.5 billion CPS. The redemption took place during the second quarter. On June 2, 2003, the Corporation announced that it would exercise its option to redeem an additional $500 million of the CPS. The second redemption took place on July 7, 2003. The CPS were originally offered on April 1, 1998 at a price of $50 each and were redeemed at a price of $50.52, which includes a one percent redemption premium. The Corporation recorded a pre-tax charge of approximately $15 million associated with the redemption in the second quarter of 2003 and will record a similar charge in the third quarter related to the July 7, 2003 redemption.

Shelf Registration Statement and Significant New Borrowings – Under the current shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. During February 2003, under the shelf registration, the Corporation issued $250 million of 3-7/8% fixed rate debt with a maturity of February 15, 2009. The proceeds of the issuance were used for repayment of debt and other general corporate purposes. On June 5, 2003, the Corporation issued $300 million of 3-5/8% fixed rate debt with a maturity of June 1, 2010 and $200 million of 5-3/8% fixed rate debt with a maturity of June 1, 2033. The proceeds of the issuance were used to redeem $500 million of CPS on July 7, 2003. At June 30, 2003, the Corporation had $250 million remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities.

6.     Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Millions, Except Per Share Amounts	2003	2002	2003	2002

Income statement data:
Income before cumulative effect of accounting change	$288	$304	$443	$526
Cumulative effect of accounting change	—	—	274	—

Net income available to common shareholders — basic	288	304	717	526
Dilutive effect of interest associated with the CPS	10	14	19	29

Net income available to common shareholders — diluted	$298	$318	$736	$555

Weighted average number of shares outstanding:
Basic	253.9	251.8	253.6	251.4
Dilutive effect of stock options	1.5	1.9	1.3	2.0
Dilutive effect of retention shares, stock units and restricted stock	1.8	0.8	1.8	0.9
Dilutive effect of CPS	14.5	21.8	14.5	21.8

Diluted	271.7	276.3	271.2	276.1

Earnings per share — basic:
Income before cumulative effect of accounting change	$1.13	$1.21	$1.75	$2.09
Cumulative effect of accounting change	—	—	1.08	—

Net income	$1.13	$1.21	$2.83	$2.09

Earnings per share — diluted:
Income before cumulative effect of accounting change	$1.10	$1.15	$1.70	$2.01
Cumulative effect of accounting change	—	—	1.01	—

Net income	$1.10	$1.15	$2.71	$2.01

     Common stock options totaling 2.4 million and 4.0 million shares for the three months and six months ended June 30, 2003, respectively, and 2.1 million for both the three months and six months ended June 30, 2002, were excluded from the computation of diluted EPS because the exercise prices of these options exceeded the average market price of the Corporation’s common stock for the respective periods, and the effect of their inclusion would be antidilutive. Also excluded from the three months and six months ended June 30, 2003, were 2.4 million and 4.8 million weighted average shares, respectively, related to the redeemed CPS, as the inclusion of these securities would result in an antidilutive effect on earnings per share before the cumulative effect of accounting change.

7.     Other Income – Other income included the following for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Millions of Dollars	2003	2002	2003	2002

Net gain on non-operating asset dispositions	$14	$33	$24	$41
Rental income	13	14	25	26
Interest income	1	4	4	6
Early retirement of debt	(15)	(1)	(17)	(1)
Other, net	(8)	(15)	(18)	(16)

Total	$5	$35	$18	$56

8. Commitments and Contingencies

Unasserted Claims – There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries, in addition to unasserted claims. It is not possible at this time for the Corporation to determine fully the effect of all such claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Corporation has recorded a liability. The Corporation does not expect that any known lawsuits or claims, including unasserted claims, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

Personal Injury and Occupational Illness – The cost of injuries to employees and others related to Railroad activities or in accidents involving the trucking segment is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. The Corporation’s expenses for personal injury-related events were $74 million and $67 million for the three months ended June 30, 2003 and 2002, respectively. The Corporation’s expenses for personal injury-related events for the six months ended June 30, 2003 and 2002 were $142 million and $131 million, respectively. As of June 30, 2003, the Corporation had a liability of $672 million accrued for personal injury costs, of which $303 million was recorded as a current liability. The Railroad has additional amounts accrued for claims related to certain occupational illnesses. Compensation for Railroad work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

Environmental – The Corporation generates and transports hazardous and nonhazardous waste in its current operations and has done so in its former operations, and it is subject to federal, state and local environmental laws and regulations. The Corporation has identified approximately 432 sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 53 sites that are the subject of actions taken by the U.S. government, 28 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Corporation’s ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

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

     As of June 30, 2003, the Corporation had a liability of $198 million accrued for future environmental costs, of which $61 million was recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties and existing technology, laws and regulations. The Corporation believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. The Corporation expects to pay out the majority of the June 30, 2003 environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations, financial condition or liquidity of the Corporation.

Other Matters – The Corporation and its subsidiaries periodically enter into financial and other commitments in connection with their businesses. It is not possible at this time for the Corporation to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Corporation has recorded a liability. The Corporation does not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     At June 30, 2003, the Corporation had unconditional purchase obligations of $180 million for the acquisition of locomotives as part of the Corporation’s multi-year capital asset acquisition plan. In addition, the Corporation was contingently liable for $395 million in guarantees and $95 million in letters of credit at June 30, 2003. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. The Corporation is not aware of any existing event of default, which would require it to satisfy these guarantees.

9.     Accounting Pronouncements – In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to UPC for existing entities on July 1, 2003. As described in note 10 to the Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which falls within the guidance of FIN 46. In June 2003, the Railroad restructured the synthetic lease resulting in no effect to the Consolidated Financial Statements due to the adoption of FIN 46.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosure requirements to be made by a guarantor about its obligations under certain guarantees it has issued. It also clarifies that the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements for periods ending after December 15, 2002.

     In conjunction with the restructuring of the synthetic lease of the new headquarters building as described in note 10 to the Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Corporation has guaranteed a residual value equal to 85% of the total construction related costs. At June 30, 2003, the Corporation’s guarantee related to the building was $79 million. The guarantee will be approximately $220 million upon completion of the building. In accordance with FIN 45, the Corporation recorded a liability of approximately $8 million in June 2003 related to the fair value of this guarantee.

     On April 30, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends FAS 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. FAS 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. FAS 149 is effective for the Corporation for contracts entered into or modified after June 30, 2003. Management believes that FAS 149 will not have a material impact on the Corporation’s Consolidated Financial Statements.

     On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). FAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for the Corporation’s existing CPS on July 1, 2003. The Corporation is evaluating the impact of adopting the requirements of FAS 150.

10.     Cumulative Effect of Accounting Change – Surface Transportation Board (STB) accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). This statement was effective for the Corporation beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. The Corporation concluded that it did not have a legal obligation to remove the track structure, and therefore, under generally accepted accounting principles, the Corporation could not accrue the cost of removal in advance. Reports filed with the SEC will reflect the expense of removing these assets in the period in which they are removed. For STB reporting requirements only, the Corporation will continue to follow the historical method of accruing in advance, as prescribed by the STB. FAS 143 also requires the Corporation to record a liability for legally obligated asset retirement costs associated with tangible long-lived assets. In the first quarter of 2003, the Corporation recorded income from a cumulative effect of accounting change, related to the adoption of FAS 143, of $274 million, net of tax of $167 million. The accounting change had no effect on the Corporation’s liquidity. Had the change been retroactively applied, the change would have had an immaterial impact on net income and earnings per share.

11.     Discontinued Trucking Segment – On August 4, 2003, UPC announced its intention to effect a sale of its entire trucking interest through an initial public offering. In order to facilitate this offering, immediately prior to the consummation of the offering, Overnite Corporation, a newly formed corporation, will acquire from UPC all of the outstanding common stock of Overnite Holding, Inc., a wholly owned subsidiary of UPC and the parent company of OTC and Motor Cargo. In exchange, Overnite Corporation will issue to UPC (1) all of its outstanding common stock and (2) a $1.0 million promissory note payable by Overnite Corporation six months following the date of consummation of the acquisition. In addition, subsequent to this transaction but immediately prior to the consummation of the offering, Overnite Holding will pay to UPC a previously declared dividend consisting of $128 million in cash and the forgiveness of net intercompany advances from Overnite to UPC as of the date of the transaction between Overnite Corporation and UPC. The cash portion of the dividend payable to UPC will be made from the proceeds on an initial borrowing under a new credit facility. Following the acquisition, OTC and Motor Cargo will become indirect wholly owned subsidiaries of Overnite Corporation. UPC, as the selling shareholder, will initially sell in the offering approximately 90.9% of the common stock of Overnite Corporation. In the event that the underwriters in the offering exercise their over-allotment option in full, UPC will sell in the offering all of the common stock of Overnite Corporation that it receives in the acquisition. UPC will receive all of the proceeds of the offering.

     The following table presents a statement of financial position for the discontinued operations of the trucking segment as of June 30, 2003 and December 31, 2002:

	June 30,	December 31,
Millions of Dollars	2003	2002

Current assets	$431	$408
Properties, net	498	500
Other assets	121	123

Total assets	1,050	1,031

Current liabilities	194	176
Noncurrent liabilities	210	224

Total liabilities	404	400

Net assets of discontinued operations	$646	$631

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2003 Compared to
Three Months and Six Months Ended June 30, 2002

Union Pacific Corporation (UPC or the Corporation) consists of two reportable segments, rail and trucking, as well as UPC’s other product lines (Other). The rail segment includes the operations of Union Pacific Railroad and its subsidiaries and rail affiliates (UPRR or the Railroad). The trucking segment includes Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo), both operating as separate and distinct subsidiaries of Overnite Corporation (Overnite), an indirect wholly owned subsidiary of UPC (see note 11 to the Consolidated Financial Statements regarding the reclassification of the Corporation’s trucking segment as a discontinued operation and see “Recent Developments” under this Item 2 for a description of the proposed disposition of the trucking segment). The Corporation’s other product lines are comprised of the corporate holding company (which largely supports the Railroad), self-insurance activities, technology companies and all appropriate consolidating entries (see note 3 to the Consolidated Financial Statements).

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

Critical Accounting Policies and Estimates

The Corporation’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. The Corporation bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. The Corporation’s critical accounting policies are available in the Corporation’s 2002 Annual Report on Form 10-K, Item 7.

Consolidated

Net Income – The Corporation reported net income of $288 million ($1.13 per basic share and $1.10 per diluted share) in the second quarter of 2003, compared to $304 million ($1.21 per basic share and $1.15 per diluted share) in the second quarter of 2002. Year-to-date net income was $717 million ($2.83 per basic share and $2.71 per diluted share) compared to $526 million ($2.09 per basic share and $2.01 per diluted share) for the same period in 2002. Year-to-date income before the cumulative effect of accounting change (see note 10 to the Consolidated Financial Statements) was $443 million ($1.75 per basic share and $1.70 per diluted share). The decrease in net income for the second quarter and the decrease in income before the cumulative effect of accounting change in the six month period was driven by higher fuel prices, inflation, volume-related expenses and lower gains from real estate sales which more than offset revenue gains, lower interest expense and productivity improvements. Productivity is calculated as both gross ton miles per inflation-adjusted expense dollar and gross ton miles per employee.

Operating Revenues – Operating revenues increased $107 million (3%) in the second quarter to $3.3 billion. Year-to-date operating revenues increased $213 million (3%) to $6.3 billion. Rail operating revenue growth in the second quarter was led by the Energy, Agricultural and Industrial Products commodity groups. The increase in operating revenues also reflects 10% revenue growth in the trucking segment. Trucking operating revenues were up $35 million for the second quarter of 2003 and $67 million for the six months primarily due to higher volumes, as well as fuel surcharges and rate increases.

Operating Expenses – Operating expenses increased $104 million (4%) to $2.7 billion in the second quarter of 2003 and $328 million (7%) year-to-date when compared to 2002. The increase in operating expenses is due to higher fuel prices, wage and benefit inflation and volume-related costs, partially offset by a reduction in employment levels, lower depreciation expense (see Rail Segment – Operating Expenses – Depreciation) and cost control efforts. Cost control efforts are defined as focused actions to reduce discretionary spending and failure costs.

     Salaries, wages and employee benefits increased $54 million (5%) in the second quarter and $121 million (5%) year-to-date compared to 2002 as the adoption of FAS 143 (see note 10 to the Consolidated Financial Statements), wage and benefit inflation, protection costs and the first quarter severance costs exceeded savings from lower employment levels and improved productivity.

     Equipment and other rents expense decreased $9 million (3%) in the second quarter and $8 million (1%) year-to-date compared to 2002 as a result of reduced car and other expenses and lower car hire receipt levels in 2002 at the Railroad offset by higher contract transportation costs at Overnite. Depreciation expense decreased $33 million (11%) in the second quarter and $43 million (7%) year-to-date compared to 2002. The decrease in both periods was the result of lower depreciation rates (see Rail Segment — Operating Expenses — Depreciation) and the adoption of FAS 143 (see note 10 to the Consolidated Financial Statements), partially offset by the Railroad’s capital spending in recent years which has increased the total value of the Corporation’s depreciable assets.

     Fuel and utilities costs were up $59 million (21%) in the second quarter and $193 million (37%) year-to-date compared to 2002 primarily due to higher fuel prices. Materials and supplies expense decreased $24 million (17%) in the second quarter and $41 million (15%) year-to-date compared to 2002 due to the impact of the adoption of FAS 143 (see note 10 to the Consolidated Financial Statements), reduced locomotive repair supplies and cost control actions. Casualty costs increased $13 million (12%) in the second quarter and $29 million (14%) year-to-date compared to 2002 primarily due to higher costs for insurance and personal injury in 2003. Purchased services and other costs increased $44 million (17%) in the second quarter and $77 million (15%) year-to-date compared to 2002 due to higher contract service costs for locomotive and freight car maintenance, the adoption of FAS 143, increased state and local taxes and higher intermodal volume costs in the first quarter.

Operating Income – Operating income increased $3 million to $605 million in the second quarter of 2003 compared to the same period in 2002, as higher fuel prices, wage and benefit inflation and volume-related costs offset higher revenues, lower depreciation expense and cost control efforts. Year-to-date operating income decreased $115 million (10%) compared to 2002 primarily resulting from significantly higher fuel prices in the first six months of 2003.

Non-Operating Items – Interest expense decreased $9 million (6%) in the second quarter and $21 million (7%) year-to-date due to lower interest rates and a lower average debt level in 2003. In the three months ended June 30, 2003, the Corporation’s average debt level, including the CPS, decreased to $9.2 billion from $9.6 billion for the same period in 2002. Year to date, the Corporation’s average debt level, including the CPS, decreased to $9.2 billion from $9.7 billion for the same period in 2002. The Corporation’s effective interest rate was 6.5% during the second quarter of 2003 compared to 6.6% in 2002. For the year-to-date period, the effective interest rate was 6.5% compared to 6.7% in 2002. Other income decreased $30 million (86%) in the second quarter and $38 million (68%) year-to-date compared to 2002 primarily due to reduced gains from real estate sales and expense associated with the redemption by UPC of $500 million of its Convertible Preferred Securities (CPS). Income tax expense decreased $2 million (1%) in the second quarter and $49 million (16%) year-to-date compared to 2002 due to lower pre-tax income in 2003.

Other Key Measures – Operating margin (operating income as a percentage of operating revenues) decreased to 18.5% in the second quarter of 2003 from 19.1% in the same period of 2002. Year-to-date the operating margin was 15.5% in 2003, down from 18.0% in 2002.

Rail Segment

Net Income – Rail operations reported net income of $295 million in the second quarter of 2003 compared to net income of $316 million in 2002, a decrease of $21 million (7%). Year-to-date net income was $736 million. Excluding the cumulative effect of accounting change, year-to-date net income decreased $97 million (17%) to $462 million, compared to 2002 net income of $559 million. The decrease in both periods resulted primarily from higher fuel prices, wage and benefit inflation, volume-related costs and lower gains from real estate sales, partially offset by 3% operating revenue growth, lower depreciation expense, lower interest expense and cost control efforts.

Operating Revenues – Operating revenue is comprised of commodity revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of Railroad owned or controlled equipment. Second quarter rail commodity revenues increased $65 million (2%) to $2.8 billion compared to 2002. Second quarter revenue carloads were flat compared to a year ago, with positive growth in the Energy and Industrial Products commodity groups. Average revenue per car for the period increased 3% to $1,193 driven by pricing gains, fuel surcharges, index-based contract escalators and positive mix. Year-to-date rail commodity revenues grew 2% to $5.4 billion compared to 2002. Revenue carloads were flat and average revenue per car showed a 2% increase to $1,190 when compared to a year ago. Other revenues increased $8 million (7%) to $117 million in the second quarter compared to a year ago and increased $25 million (12%) year-to-date when compared to 2002 as a result of higher subsidiary revenue and demurrage.

     The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

Three Months Ended				Six Months Ended
June 30,		%	Commodity Revenue	June 30,		%
2003	2002	Change	Millions of Dollars	2003	2002	Change

$ 374	$ 354	6%	Agricultural	$747	$723	3%
320	326	(2)	Automotive	622	608	2
393	402	(2)	Chemicals	787	787	—
602	570	6	Energy	1,163	1,152	1
561	533	5	Industrial Products	1,071	1,007	6
514	514	—	Intermodal	981	969	1

$2,764	$2,699	2%	Total	$5,371	$5,246	2%

Three Months Ended				Six Months Ended
June 30,		%	Revenue Carloads	June 30,		%
2003	2002	Change	Thousands	2003	2002	Change

206	210	(2)%	Agricultural	420	427	(2)%
214	219	(2)	Automotive	421	412	2
226	233	(3)	Chemicals	445	450	(1)
537	520	3	Energy	1,058	1,065	(1)
382	373	3	Industrial Products	722	698	4
752	771	(2)	Intermodal	1,445	1,452	—

2,317	2,326	—	Total	4,511	4,504	—

Three Months Ended				Six Months Ended
June 30,		%	Average Revenue	June 30,		%
2003	2002	Change	Per Car	2003	2002	Change

$1,817	$1,681	8%	Agricultural	$1,778	$1,691	5%
1,494	1,486	1	Automotive	1,478	1,475	—
1,743	1,728	1	Chemicals	1,769	1,749	1
1,120	1,095	2	Energy	1,099	1,081	2
1,466	1,429	3	Industrial Products	1,481	1,444	3
684	667	3	Intermodal	679	668	2

$1,193	$1,160	3%	Total	$1,190	$1,165	2%

Agricultural – Revenue increased 6% in the second quarter and 3% for the year-to-date period of 2003 over the comparable periods in 2002, as a 2% decline in carloads in both periods was more than offset by an increase in average revenue per car. Ethanol shipments increased due to heightened demand for the fuel additive. Market demand for feed grains to domestic and Pacific Northwest export locations also improved. Canned and packaged shipments increased due to greater demand and new business. Partially offsetting the revenue gains were volume and revenue declines for domestic and export wheat, meals and oils and feed grains exports to gulf ports. Average revenue per car increased due to the positive mix impact of longer average length of haul shipments, as well as price increases and fuel surcharges.

Automotive – Revenue declined 2% for the second quarter but increased 2% for the year-to-date period of 2003 over the comparable periods in 2002. The trend in year-over-year sales growth for domestic manufacturers experienced in the first quarter reversed in the second quarter, as the softening economy weakened demand for finished vehicles and forced production cuts. Market share gains for finished vehicle and materials shipments partially offset these declines. Average revenue per car increased 1% in the second quarter but was flat for the year-to-date period as price increases were offset by the mix impact of disproportionate growth in materials shipments, which move at a lower average revenue per car than finished vehicles.

Chemicals – Revenue decreased 2% for the second quarter and was flat for the year-to-date period of 2003 over the comparable periods of 2002, as declining carloads in both periods were partially offset by an increase in average revenue per car. Reduced plastics volume led the decline in carloads in both periods, as the soft economy combined with higher input costs caused producers to lower inventories and reduce shipments. Increased market demand for domestic and export soda ash partially offset the decline. Average revenue per car increased 1% for both the three months and six months ended June 30, 2003 compared to 2002, due to a mix shift towards longer average length of haul, in addition to price increases and fuel surcharges.

Energy – Revenue increased 6% for the second quarter and 1% for the year-to-date period of 2003 over the comparable periods of 2002. First quarter volume declined due to the absence of export traffic from the Colorado and Utah mining regions, which Japan is now sourcing from other Far Eastern producers. In addition, a severe snowstorm in March caused an estimated loss of 71 trains out of the Southern Powder River Basin and Colorado and Utah mining regions. In the second quarter, strong utility demand due to lower inventories resulted in a 3% increase in carloads. Average revenue per car increased 2% in both periods, primarily due to index-based contract escalators.

Industrial Products – Revenue increased 5% for the second quarter and 6% for the year-to-date period of 2003 over the comparable periods of 2002, due to increases in carloads and average revenue per carload. The volume increase was led by shipments of military equipment and ammunition in support of the war effort. Steel and scrap shipments increased as the weakening dollar created higher domestic and export demand for U.S. produced steel, augmented by market share gains. Demand for paperboard, partially due to lower inventories, also contributed to volume gains. Average revenue per car increased 3% in both periods, primarily due to price increases and fuel surcharges.

Intermodal – Revenue was flat for the second quarter and increased 1% for the year-to-date period of 2003 over the comparable periods of 2002, as a decline in carloads in the second quarter was more than offset by an increase in average revenue per car. Domestic revenue grew 6% in the second quarter and 7% in the first half of the year. International revenue decreased in the second quarter and first half of the year due to penetration losses, partially offset by strong first quarter market growth. Average revenue per car for the three and six month periods increased due to fuel surcharges and price increases.

Mexico Business – Included in the rail commodity revenue reported above is Mexican related revenue, which increased 2% to $225 million for the second quarter and was flat at $431 million for the year-to-date period of 2003 over the comparable periods of 2002. Business gains were led by increased steel and scrap shipments to and from Mexico. Reduced corn exports partially offset the increase, as the Mexican government delayed the issue of corn export permits for 2003 until late in the first quarter.

Operating Expenses – Second quarter operating expenses increased $89 million (4%) to $2.3 billion compared to 2002. Year-to-date operating expenses increased $302 million (7%). Expenses in both periods were negatively impacted by higher fuel prices, inflation, severance and volume-related costs, which were partially offset by lower depreciation expense, productivity improvements and cost control measures.

Salaries, Wages and Employee Benefits – Salaries, wages and employee benefits increased $40 million (4%) in the second quarter of 2003 compared to 2002. Year-to-date, wage and benefit expenses rose $89 million (5%). Increases were driven by inflation, the adoption of FAS 143 (see note 10 to the Consolidated Financial Statements), protection costs and severance costs. The adoption of FAS 143 accounted for $29 million and $57 million of the increases for the second quarter and year-to-date, respectively. A 2% reduction in employee force levels in both periods and improvements in productivity partially offset the effects of inflation and protection costs. Protection cost represents the differential payment when the wage earned for active employment is lower than an employee’s “protected” rate of pay. An individual’s protected rate is imposed by the Surface Transportation Board for employees adversely affected by a merger or is established by collective bargaining agreements in other cases.

Equipment and Other Rents – Equipment and other rents primarily includes rental expense UPRR pays for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses decreased $11 million (4%) in the second quarter compared to 2002 and $15 million (2%) year-to-date. The second quarter decrease was due primarily to lower car hire receipt levels in 2002 and reduced rental prices for private freight cars, partially offset by higher leased car expenses. Equipment and other rents decreased year-to-date due to lower rental prices for private cars and a reduction in lease expenses in the first quarter of 2003, partially offset by higher locomotive lease expenses. The higher locomotive lease expenses are due to UPRR’s increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the period.

Depreciation – The majority of depreciation expense relates to track structure, including rail, ties and other track material. Depreciation expense decreased $32 million (11%) in the second quarter and $40 million (7%) year-to-date over 2002. The adoption of FAS 143 (see note 10 to the Consolidated Financial Statements) decreased depreciation expense in the second quarter by $25 million and $49 million year-to-date. Additionally, implementation of the recent depreciation study required and approved by the Surface Transportation Board resulted in reduced depreciation rates for certain track assets, lowering depreciation expense by $25 million for the first six months of 2003. Conversely, capital spending in recent years has increased depreciation expense. Full year capital spending totaled $1.8 billion in 2002 and $1.7 billion in 2001.

Fuel and Utilities – Fuel and utilities is comprised of locomotive fuel, utilities other than telephone, gasoline and other fuels. Expenses increased $54 million (20%) in the second quarter and $182 million (37%) year-to-date 2003 compared to a year ago. The increase was driven by higher fuel prices minimally offset by a lower fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 88 cents per gallon in the second quarter of 2003 compared to 72 cents per gallon in the second quarter of 2002 (price includes taxes and transportation costs). Year-to-date, fuel prices averaged 94 cents per gallon compared to 67 cents per gallon in 2002. Higher fuel prices in 2003 resulted in a $54 million increase in fuel expense in the second quarter and $179 million increase year-to-date compared to 2002. The lower consumption rate decreased fuel expense by $7 million in the second quarter and $10 million year-to-date. A 2% increase in gross ton miles for the second quarter and a 1% increase year-to-date resulted in additional fuel expense of $5 million and $6 million, respectively. The Railroad hedged approximately 7% of its fuel consumption for the second quarter, which decreased fuel costs by $3 million. Gasoline, utilities and propane expenses increased $2 million in the second quarter and $7 million year-to-date primarily due to higher fuel prices.

Materials and Supplies – Materials used for the maintenance of the Railroad’s lines, structures and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies along with the costs of freight services purchased to ship company materials are also included. Expenses decreased $24 million (20%) in the second quarter and $40 million (17%) year-to-date, primarily due to the adoption of FAS 143 (see note 10 to the Consolidated Financial Statements), cost control measures, fewer locomotive repairs as well as a partial shift to more locomotive contracting.

Casualty Costs – The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Costs increased $8 million (8%) in the second quarter compared to 2002 and $23 million (13%) year-to-date due to higher insurance costs, personal injury expense and expenses associated with destruction of foreign equipment.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense and computer and other general expenses. Expenses increased $54 million (23%) in the second quarter and $103 million (22%) year-to-date when compared to last year. In the second quarter of 2003, higher expenses were driven by increased spending for contract services, higher expenses for jointly operated facilities and increased state and local taxes. Expenses increased year-to-date primarily due to increased contract services, higher state and local taxes and increased intermodal volume costs in the first quarter.

Operating Income – Second quarter operating income decreased $16 million to $582 million while operating income year-to-date declined $153 million (14%) to $953 million. The operating margin for the second quarter was 20.2%, compared to 21.3% in 2002. The year-to-date operating margin was 17.0% compared to 20.3% a year ago.

Non-Operating Items – Interest expense decreased $13 million (9%) in the second quarter and $26 million (9%) year-to-date due to lower average debt levels and lower weighted-average interest rates in 2003. Second quarter other income decreased $19 million (51%) due to lower gains from real estate sales in 2003. Other income year-to-date decreased $24 million (43%) in 2003 compared to 2002 primarily due to lower gains from real estate sales, losses from foreign currency transactions related to the dividend received from Grupo Ferroviario Mexicano, S.A. de C.V.

and the absence of favorable fuel swaptions in 2003. Income taxes decreased $1 million (1%) in the second quarter compared to 2002 and $54 million (17%) year-to-date due to lower pre-tax income.

Trucking Segment

Operating Revenues – In the second quarter, trucking revenues increased $35 million (10%) to $372 million compared to the same period in 2002. Year-to-date trucking revenues have improved $67 million (10%) when compared to last year. In both periods, the revenues were positively impacted by higher volumes primarily due to additional business realized as a result of the forced closure of Consolidated Freightways Corporation in September 2002 as well as fuel surcharges and rate increases.

Operating Expenses – Operating expenses increased $32 million (10%) to $351 million in the second quarter of 2003 and $62 million (10%) to $679 million year-to-date when compared to 2002. The increase resulted from wage and benefit inflation, higher fuel costs, increased volume-related costs including higher linehaul contract transportation costs and increased injury and property damage expense.

Salaries, Wages and Employee Benefits – Salaries, wages and employee benefits increased $15 million (8%) for the second quarter and $31 million (8%) year-to-date due to wage and benefit inflation and increased volume-related costs, partially offset by productivity improvements. Productivity for local and dock operations is calculated as total costs related to local and dock operations relative to the total weight shipped. Productivity for linehaul operations is linehaul costs per mile.

Equipment and Other Rents – Equipment and other rents increased $1 million (4%) in the second quarter of 2003 compared to a year ago due to higher local purchased transportation costs. Year-to-date equipment and other rents increased $7 million (11%) compared to 2002 due to higher use of linehaul contract and local purchased transportation costs triggered by increased volume.

Depreciation – Depreciation expense increased 1% in the second quarter of 2003 compared to 2002 and decreased $1 million (2%) year-to-date. The year-to-date decrease was primarily due to higher losses on asset dispositions in the first quarter of 2002 compared to the first quarter of 2003.

Fuel and Utilities – Fuel and utilities increased $4 million (25%) in the second quarter compared to a year ago as a result of higher fuel prices during the quarter (91 cents per gallon average in 2003 compared to 72 cents per gallon average in 2002, including transportation costs and excluding taxes) combined with an 8% increase in gallons consumed. Approximately 18% of fuel consumption was hedged in the first quarter of 2003 at an average of 58 cents per gallon (excluding taxes, transportation costs and regional pricing spreads) and no fuel was hedged in the second quarter of 2003. Year-to-date fuel and utilities increased $11 million (36%) when compared to a year ago as a result of higher fuel prices during the period (96 cents per gallon average in 2003 compared to 68 cents per gallon average in 2002, including transportation costs and excluding taxes), combined with a 7% increase in gallons consumed. Overnite has not entered into any fuel hedging agreements for the remainder of 2003.

Materials and Supplies – Materials and supplies expense increased $2 million (14%) in the second quarter and $3 million (12%) year-to-date when compared to 2002. The increase was driven by higher operating supplies expense as a result of increased costs for vehicle parts, service center repairs and propane gas coupled with an increase in vehicle parts due to volume-related maintenance.

Casualty Costs – Casualty costs increased $5 million (45%) in the second quarter and $4 million (17%) year-to-date compared to a year ago primarily due to an increase in injury and property damage expense.

Other Costs – Other costs increased $5 million (23%) in the second quarter and $7 million (16%) year-to-date compared to 2002 primarily due to a favorable legal settlement in 2002.

Operating Income – Operating income increased $3 million (15%) to $21 million in the second quarter. The operating margin for the second quarter was 5.6%, compared to 5.4% in 2002. Year-to-date operating income improved $5 million (17%) and operating margin increased from 4.4% in 2002 to 4.7% in 2003.

Other Product Lines

Other – Other product lines had operating income of $2 million in the second quarter of 2003 compared to operating losses of $14 million in the second quarter of 2002. Operating losses decreased $33 million in the first six months of 2003 compared to the same period in 2002. Operating revenues decreased $1 million in the second quarter to $13 million and decreased $3 million year-to-date to $24 million. Additionally, operating expenses decreased $17 million (61%) in the second quarter and $36 million (59%) year-to-date primarily due to contract service expenses charged to the rail segment during 2003. Other income decreased $9 million in the second quarter and $11 million year-to-date when compared to 2002 due to expenses associated with the redemption of $500 million of CPS.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash provided by operations was $1.1 billion in the first six months of 2003 and 2002, remaining essentially flat as lower income before the cumulative effect of accounting change, lower depreciation expense and $80 million of cash paid to fund the pension plan in 2003 were partially offset by improved working capital.

     Cash used in investing activities was $751 million in the first six months of 2003 compared to $790 million in 2002. The decreased use of cash is due to the receipt of $96 million of dividends from Grupo Ferroviario Mexicano, S.A. de C.V. in the first quarter of 2003, partially offset by increased capital expenditures and lower proceeds from asset sales. The following table details capital expenditures for the six months ended June 30, 2003 and 2002 (includes capital leases of $188 million and $126 million, respectively):

Capital Expenditures
Millions	2003	2002

Track	$639	$641
Locomotives	250	143
Freight cars	10	4
Facilities and other	180	184

Total	$1,079	$972

     Cash used by financing activities was $206 million in the first six months of 2003 compared to $46 million in the first six months of 2002. The increase in cash used is due to higher debt repayments ($858 million in 2003 compared to $697 million in 2002), including the redemption of $500 million of CPS, and less cash received from option exercises ($39 million in 2003 versus $102 million in 2002). This increase was partially offset by higher financings ($730 million in 2003 compared to $649 million in 2002).

     For the three months and six months ended June 30, 2003, the Corporation’s ratio of earnings to fixed charges was 3.0 and 2.9, respectively, compared to 3.8 and 3.4 for the three months and six months ended June 30, 2002. The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent income before cumulative effect of accounting change, less equity in undistributed earnings of unconsolidated affiliates, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount and the estimated amount representing the interest portion of rental charges.

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

     The following tables identify material obligations and commitments as of June 30, 2003:

		Payments Due by Period

Contractual Obligations		Less Than			After
Millions of Dollars	Total	1 Year	2-3 Years	4-5 Years	5 Years

Debt [a]	$6,643	$62	$1,390	$1,290	$3,901
Operating leases	3,128	444	765	555	1,364
Capital lease obligations [b]	2,640	215	423	376	1,626
Unconditional purchase obligations [c]	180	90	90	—	—

Total contractual obligations	$12,591	$811	$2,668	$2,221	$6,891

[a]	Excludes capital lease obligations of $1,586 million, and market value adjustments for debt with qualifying hedges that are recorded as assets on the Consolidated Statements of Financial Position.

[b]	Represents total obligations, including interest component.

[c]	Unconditional purchase obligations represent multi-year contractual commitments to purchase or acquire assets at fixed prices and fixed volumes. These commitments are made in order to take advantage of pricing opportunities and to ensure availability of assets to meet quality and operational requirements. Excluded are contracts that do not meet the disclosure requirements of Statement of Financial Accounting Standards No. 47 “Disclosure of Long-term Obligations.”

		Amount of Commitment Expiration
		Per Period

	Total	Less
Other Commercial Commitments	Amounts	Than			After
Millions of Dollars	Committed	1 Year	2-3 Years	4-5 Years	5 Years

Credit facilities [a]	$1,925	$925	$1,000	$—	$—
Convertible Preferred Securities [b]	1,000	500	—	—	500
Sale of receivables [c]	600	600	—	—	—
Guarantees [d]	395	19	17	13	346
Standby letters of credit [e]	95	95	—	—	—

Total commercial commitments	$4,015	$2,139	$1,017	$13	$846

[a]	None of the credit facilities were used as of June 30, 2003.

[b]	$500 million of the Convertible Preferred Securities were redeemed in May 2003, and an additional $500 million were redeemed in July 2003.

[c]	$590 million of the facility was utilized at June 30, 2003.

[d]	Includes guaranteed obligations of affiliated operations.

[e]	None of the letters of credit were drawn upon as of June 30, 2003.

Financing Activities

Credit Facilities – On June 30, 2003, the Corporation had $1.925 billion in revolving credit facilities available, of which $925 million expires in March 2004, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2003 and March 2000, respectively, are designated for general corporate purposes and none of the credit facilities were used as of June 30, 2003. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers.

Convertible Preferred Securities – Union Pacific Capital Trust (the Trust), a statutory business trust sponsored and wholly owned by the Corporation, has issued 6-1/4% Convertible Preferred Securities (the CPS) with an aggregate liquidation amount of $1.5 billion. Each of the CPS has a stated liquidation amount of $50 and is convertible, at the option of the holder, into shares of UPC’s common stock, par value $2.50 per share (the Common Stock), at the rate of 0.7257 shares of Common Stock for each of the CPS, equivalent to a conversion price of $68.90 per share of Common Stock, subject to adjustment under certain circumstances. The CPS accrue and pay cash distributions quarterly in arrears at the annual rate of 6-1/4% of the stated liquidation amount. The Corporation owns all of the common securities of the Trust. The proceeds from the sale of the CPS and the common securities of the Trust were invested by the Trust in $1.5 billion aggregate principal amount of the Corporation’s Convertible Junior Subordinated Debentures due 2028, which debentures represent the sole assets of the Trust. For financial reporting purposes, the Corporation has recorded distributions payable on the CPS as interest expense in the Consolidated Statements of Income.

Partial Redemption of Convertible Preferred Securities – On May 16, 2003, the Corporation exercised its option to redeem $500 million of the $1.5 billion CPS. The redemption will reduce the Corporation’s interest expense related to the CPS by $19.5 million in 2003 and by $31.3 million in subsequent years, and will decrease the dilutive effect of the CPS on earnings per share by 7.3 million shares. The redemption took place during the second quarter. On June 2, 2003, the Corporation announced that it would exercise its option to redeem an additional $500 million of the CPS. The second redemption took place on July 7, 2003 and will reduce the Corporation’s interest expense related to the CPS by an additional $15.1 million in 2003 and by $31.3 million in subsequent years, and will ultimately decrease the dilutive effect of the CPS on earnings per share by 7.3 million shares. The CPS were originally offered on April 1, 1998 at a price of $50 each and were redeemed at a price of $50.52, which includes a one percent redemption premium. The Corporation recorded a pre-tax charge of approximately $15 million associated with the redemption in the second quarter of 2003 and will record a similar charge in the third quarter related to the July 7, 2003 redemption.

Shelf Registration Statement and Significant New Borrowings – Under the current shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. During February 2003, under the shelf registration, the Corporation issued $250 million of 3-7/8% fixed rate debt with a maturity of February 15, 2009. The proceeds of the issuance were used for repayment of debt and other general corporate purposes. On June 5, 2003, the Corporation issued $300 million of 3-5/8% fixed rate debt with a maturity of June 1, 2010 and $200 million of 5-3/8% fixed rate debt with a maturity of June 1, 2033. The proceeds of the issuance were used to redeem $500 million of CPS on July 7, 2003. At June 30, 2003, the Corporation had $250 million remaining for issuance under the shelf registration. The Corporation has no immediate plans to issue equity securities.

OTHER MATTERS

Commitments and Contingencies – There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries. The Corporation is also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, contingent liabilities and guarantees is set forth in note 8 to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

Pensions – During the first quarter of 2003, the Corporation decreased its assumed rate of return on pension plan assets from 9% to 8%. This assumption change will result in an increase to 2003 pension expense of $20 million. During the first six months of 2003, Overnite voluntarily contributed $30 million to its pension plan, and the Railroad voluntarily contributed $50 million to its pension plan.

Recent Developments – On August 4, 2003, UPC announced its intention to effect a sale of its entire trucking interest through an initial public offering. In order to facilitate this offering, immediately prior to the consummation of the offering, Overnite Corporation, a newly formed corporation, will acquire from UPC all of the outstanding common stock of Overnite Holding, Inc., a wholly owned subsidiary of UPC and the parent company of OTC and Motor Cargo. In exchange, Overnite Corporation will issue to UPC (1) all of its outstanding common stock and (2) a $1.0 million promissory note payable by Overnite Corporation six months following the date of consummation of the acquisition. In addition, subsequent to this transaction but immediately prior to the consummation of the offering, Overnite Holding will pay to UPC a previously declared dividend consisting of $128 million in cash and the forgiveness of net intercompany advances from Overnite to UPC as of the date of the transaction between Overnite Corporation and UPC. The cash portion of the dividend payable to UPC will be made from the proceeds on an initial borrowing under a new credit facility. Following the acquisition, OTC and Motor Cargo will become indirect wholly owned subsidiaries of Overnite Corporation. UPC, as the selling shareholder, will initially sell in the offering approximately 90.9% of the common stock of Overnite Corporation. In the event that the underwriters in the offering exercise their over-allotment option in full, UPC will sell in the offering all of the common stock of Overnite Corporation that it receives in the acquisition. UPC will receive all of the proceeds of the offering.

     The entire trucking segment of UPC will be reclassified as a discontinued operation in the third quarter, which will include the reclassification of the segment as a discontinued operation for the first and second quarters of 2003 and all periods presented. Thereafter, UPC will continue to classify the trucking segment as a discontinued operation until completion of the proposed offering.

Accounting Pronouncements – In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to UPC for existing entities on July 1, 2003. As described in note 10 to the

Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which falls within the guidance of FIN 46. In June 2003, the Railroad restructured the synthetic lease resulting in no effect to the Consolidated Financial Statements due to the adoption of FIN 46.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosure requirements to be made by a guarantor about its obligations under certain guarantees it has issued. It also clarifies that the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements for periods ending after December 15, 2002.

     In conjunction with the restructuring of the synthetic lease of the new headquarters building as described in note 10 to the Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Corporation has guaranteed a residual value equal to 85% of the total construction related costs. At June 30, 2003, the Corporation’s guarantee related to the building was $79 million. The guarantee will be approximately $220 million upon completion of the building. In accordance with FIN 45, the Corporation recorded a liability of approximately $8 million in June 2003 related to the fair value of this guarantee.

     On April 30, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends FAS 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. FAS 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. FAS 149 is effective for the Corporation for contracts entered into or modified after June 30, 2003. Management believes that FAS 149 will not have a material impact on the Corporation’s Consolidated Financial Statements.

     On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). FAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for the Corporation’s existing CPS on July 1, 2003. The Corporation is evaluating the impact of adopting the requirements of FAS 150.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer (CEO) and Executive Vice President — Finance (EVP — Finance), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the CEO and the EVP — Finance concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

     Additionally, as of the end of the period covered by this report, the CEO and EVP — Finance determined that there have been no changes to the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

ENVIRONMENTAL MATTERS

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

     Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Environmental Costs, Item 2, and in note 8 to the Consolidated Financial Statements, Item 1.

OTHER MATTERS

As previously reported, Western Resources, Inc. (Western) filed a complaint on January 24, 2000, in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern and Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western’s Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. The matter went to trial before a jury on August 20, 2002. On September 12, 2002, the jury returned a verdict finding that the contract had not been breached by the railroads, and the judgment dismissing the case was entered by the court on September 16, 2002. Western filed a motion for new trial on September 30, 2002, which was denied by the court on March 6, 2003. Western filed notice of its intent to appeal the verdict to the 10th Circuit Court of Appeals on April 4, 2003. Briefing will be completed by the end of the fourth quarter of 2003. Oral argument before a panel of the 10th Circuit Court of Appeals may then be scheduled. UPRR and BNSF will vigorously defend this appeal.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits are listed in the exhibit index on page 30.

(b)	Reports on Form 8-K

On April 16, 2003, UPC filed a Current Report on Form 8-K announcing the redemption of $500 million of Union Pacific Capital Trust’s $1.5 billion Convertible Preferred Securities.

On April 24, 2003, UPC furnished a Current Report on Form 8-K announcing UPC’s financial results for the first quarter of 2003.

On June 2, 2003, UPC furnished a Current Report on Form 8-K announcing the issuance of $500 million of unsecured debt and the redemption of $500 million of Union Pacific Capital Trust’s $1.0 billion Convertible Preferred Securities.

On June 5, 2003, UPC furnished a Current Report on Form 8-K relating to the offering of UPC’s $300 million of 3.625% notes due 2010 and $200 million of 5.375% debentures due 2033.

On June 5, 2003, UPC furnished a Current Report on Form 8-K announcing the redemption of $500 million of Union Pacific Capital Trust’s $1.0 billion Convertible Preferred Securities.

On July 24, 2003, UPC furnished a Current Report on Form 8-K announcing UPC’s financial results for the second quarter of 2003.

On August 4, 2003, UPC furnished a Current Report on Form 8-K announcing the SEC filing for an initial public offering of Overnite.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

UNION PACIFIC CORPORATION (Registrant)

	By	/s/ James R. Young

James R. Young,
Executive Vice President — Finance
(Principal Financial Officer)

	By	/s/ Richard J. Putz

Richard J. Putz,
Vice President and Controller
(Principal Accounting Officer)

UNION PACIFIC CORPORATION
EXHIBIT INDEX

Exhibit No.	Description of Exhibits Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2003 and 2002.

12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2003 and 2002.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Richard K. Davidson.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — James R. Young.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Richard K. Davidson and James R. Young.

Description of Exhibits Incorporated by Reference

3(a)	Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

3(b)	By-Laws of UPC, as amended, effective as of January 1, 2003, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.