Form 10-Q
period 2003-09-30
UNION PACIFIC CORP
filed 2003-11-13
CIK 100885

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

- OR -

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☒ NO ☐

     As of October 31, 2003, there were 255,181,800 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
For the Three Months Ended September 30,	2003	2002

Revenues	$2,956	$2,850
Operating expenses:
Salaries, wages and employee benefits	977	919
Equipment and other rents	308	316
Depreciation	267	288
Fuel and utilities	330	277
Materials and supplies	104	119
Casualty costs	109	88
Purchased services and other costs	269	224

Total operating expenses	2,364	2,231

Operating income	592	619
Other income	15	160
Interest expense	(140)	(157)

Income before income taxes	467	622
Income taxes	(167)	(234)

Income from continuing operations	300	388
Income from discontinued operations, net of income tax expense (benefit) of $12 and $(24)	17	49

Net income	$317	$437

Share and Per Share
Basic:
Income from continuing operations	$1.18	$1.54
Income from discontinued operations	0.07	0.19

Net income	$1.25	$1.73

Diluted:
Income from continuing operations	$1.15	$1.45
Income from discontinued operations	0.06	0.18

Net income	$1.21	$1.63

Weighted average number of shares (Basic)	254.3	252.5
Weighted average number of shares (Diluted)	265.0	277.3

Dividends	$0.23	$0.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
For the Nine Months Ended September 30,	2003	2002

Revenues	$8,586	$8,334
Operating expenses:
Salaries, wages and employee benefits	2,893	2,745
Equipment and other rents	916	939
Depreciation	795	858
Fuel and utilities	1,005	770
Materials and supplies	306	365
Casualty costs	315	269
Purchased services and other costs	812	697

Total operating expenses	7,042	6,643

Operating income	1,544	1,691
Other income	32	216
Interest expense	(440)	(478)

Income before income taxes	1,136	1,429
Income taxes	(413)	(532)

Income from continuing operations before cumulative effect of accounting change	723	897
Income from discontinued operations, net of income tax expense (benefit) of $25 and $(12)	37	66
Cumulative effect of accounting change, net of income tax expense of $167	274	—

Net income	$1,034	$963

Share and Per Share
Basic:
Income from continuing operations before cumulative effect of accounting change	$2.85	$3.56
Income from discontinued operations	0.14	0.27
Cumulative effect of accounting change	1.08	—

Net income	$4.07	$3.83

Diluted:
Income from continuing operations before cumulative effect of accounting change	$2.79	$3.40
Income from discontinued operations	0.13	0.24
Cumulative effect of accounting change	1.02	—

Net income	$3.94	$3.64

Weighted average number of shares (Basic)	253.9	251.8
Weighted average number of shares (Diluted)	269.1	276.5

Dividends	$0.69	$0.60

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position (Unaudited)
Union Pacific Corporation and Subsidiary Companies

	Sept. 30,	Dec. 31,
Millions of Dollars	2003	2002

Assets
Current assets:
Cash and temporary investments	$223	$367
Accounts receivable, net	540	557
Inventories	269	277
Current deferred income taxes	498	498
Other current assets	252	199

Total current assets	1,782	1,898

Investments:
Investments in and advances to affiliated companies	681	649
Other investments	41	50

Total investments	722	699

Properties:
Cost	38,029	36,860
Accumulated depreciation	(7,908)	(7,856)

Net properties	30,121	29,004

Other assets	397	381
Assets of discontinued operations	793	782

Total assets	$33,815	$32,764

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable	$533	$430
Accrued wages and vacation	387	365
Accrued casualty costs	398	419
Income and other taxes	268	227
Dividends and interest	219	253
Debt due within one year	162	275
Other current liabilities	509	554

Total current liabilities	2,476	2,523
Debt due after one year	8,058	7,428
Deferred income taxes	9,057	8,550
Accrued casualty costs	619	658
Retiree benefits obligation	817	762
Other long-term liabilities	371	385
Liabilities of discontinued operations	341	307
Company-obligated mandatorily redeemable convertible preferred securities	500	1,500
Commitments and contingencies
Common shareholders’ equity	11,576	10,651

Total liabilities and common shareholders’ equity	$33,815	$32,764

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions of Dollars,
For the Nine Months Ended September 30,	2003	2002

Operating Activities
Net income	$1,034	$963
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(37)	(66)
Cumulative effect of accounting change	(274)	—
Depreciation	795	858
Deferred income taxes	346	455
Cash paid to fund pension plan	(50)	—
Other, net	(81)	(216)
Changes in current assets and liabilities, net	38	(177)

Cash provided by operating activities	1,771	1,817

Investing Activities
Capital investments	(1,300)	(1,301)
Proceeds from asset sales	85	291
Other investing activities, net	89	(48)

Cash used in investing activities	(1,126)	(1,058)

Financing Activities
Dividends paid	(175)	(151)
Debt repaid	(1,398)	(1,032)
Cash received from exercise of stock options	58	121
Financings, net	726	647

Cash used in financing activities	(789)	(415)

Net change in cash and temporary investments	(144)	344
Cash and temporary investments at beginning of period	367	103

Cash and temporary investments at end of period	$223	$447

Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$17	$(133)
Inventories	8	1
Other current assets	(53)	(59)
Accounts, wages and vacation payable	125	38
Other current liabilities	(59)	(24)

Total	$38	$(177)

Supplemental cash flow information:
Non-cash locomotive lease financings	$188	$126
Cash (paid) received during the period for:
Interest	(474)	(515)
Income taxes, net	14	(98)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)
Union Pacific Corporation and Subsidiary Companies

					Accumulated Other
					Comprehensive Income (Loss)

					Minimum	Foreign
Millions of Dollars,	[a]			[b]	Pension	Currency
For the Nine Months Ended	Common	Paid-in-	Retained	Treasury	Liability	Translation	Derivative
September 30, 2003	Shares	Surplus	Earnings	Stock	Adjustments	Adjustments	Adjustments	Total	Total

Balance at January 1, 2003	$689	$3,946	$7,597	$(1,347)	$(232)	$(9)	$7	$(234)	$10,651

Net income	—	—	1,034	—	—	—	—	—	1,034
Other comprehensive loss
From continuing operations, net of tax of $6	—	—	—	—	—	(7)	(3)	(10)	(10)

Comprehensive income									1,024
Conversion, exercises of stock options, forfeitures and other	—	8	—	68	—	—	—	—	76
Dividends declared ($0.69 per share)	—	—	(175)	—	—	—	—	—	(175)

Balance at September 30, 2003	$689	$3,954	$8,456	$(1,279)	$(232)	$(16)	$4	$(244)	$11,576

[a]	Common stock $2.50 par value; 500,000,000 shares authorized; 275,579,367 shares issued at beginning of period; 275,668,956 shares issued at end of period
[b]	21,920,238 treasury shares at beginning of period, at cost; 20,832,058 treasury shares at end of period, at cost

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Responsibilities for Financial Statements – The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Consolidated Statement of Financial Position at December 31, 2002 is derived from audited financial statements. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Annual Report on Form 10-K for Union Pacific Corporation (the Corporation or UPC) for the year ended December 31, 2002. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003. Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

2. Stock-Based Compensation – At September 30, 2003, the Corporation had several stock-based employee compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees", and related Interpretations. No stock option expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the Union Pacific Corporation common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation", to stock-based employee compensation. See note 6 to the Consolidated Financial Statements for reconciliation between basic earnings per share and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Millions of Dollars, Except Per Share Amounts	2003	2002	2003	2002

Net income, as reported	$317	$437	$1,034	$963
Stock-based employee compensation expense included in reported net income, net of tax	3	5	15	15
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(8)	(11)	(32)	(31)

Pro forma net income	$312	$431	$1,017	$947

EPS — basic, as reported	$1.25	$1.73	$4.07	$3.83
EPS — basic, pro forma	$1.22	$1.71	$4.01	$3.76
EPS — diluted, as reported	$1.21	$1.63	$3.94	$3.64
EPS — diluted, pro forma	$1.19	$1.61	$3.90	$3.58

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following were the weighted-average assumptions for options granted during both the three months and nine months ended September 30, 2003: risk-free interest rate of 2.9%; dividend yield of 1.5%; expected lives of 5 years; and volatility of 28.4%. Assumptions for both the three months and nine months ended September 30, 2002 were: risk-free interest rate of 4.4%; dividend yield of 1.3%; expected lives of 5 years; and volatility of 28.8%.

3. Segmentation and Operations – Union Pacific Corporation has one reportable business segment that operates primarily in the area of rail transportation, through its indirect wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR’s subsidiaries and rail affiliates (collectively, the Railroad). The Consolidated Financial Statements also include discontinued trucking operations, consisting of Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo), both operating as separate and distinct subsidiaries of Overnite, Inc. (Overnite), an indirect wholly owned subsidiary of UPC (see note 11 to the Consolidated Financial Statements regarding the reclassification of the Corporation’s trucking segment as a discontinued operation).

4. Financial Instruments

Strategy and Risk - The Corporation and its subsidiaries use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices and to achieve the Corporation’s interest rate objectives. The Corporation uses swaps, collars, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future benefits from favorable movements. The Corporation uses interest rate swaps to manage its exposure to interest rate changes. The purpose of these programs is to protect the Corporation’s operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

Market and Credit Risk - The Corporation addresses market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At September 30, 2003, the Corporation has not been required to provide collateral, nor has UPC received collateral relating to its hedging activities.

Determination of Fair Value - The fair values of the Corporation’s derivative financial instrument positions at September 30, 2003 and December 31, 2002, detailed below, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

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

     The following is a summary of the Corporation’s derivative financial instruments for continuing operations at September 30, 2003 and December 31, 2002:

Millions,	Sept. 30,	Dec. 31,
Except Percentages and Average Commodity Prices	2003	2002

Interest rate hedging:
Amount of debt hedged	$998	$898
Percentage of total debt portfolio	12%	12%
Fuel hedging
Swaps and swaptions:
Number of gallons hedged for 2002 [a]	—	552
Average price of 2002 hedges (per gallon) [b]	$—	$0.56
Number of gallons hedged for the remainder of 2003 [c]	79	88
Average price of 2003 hedges outstanding (per gallon) [b]	$0.66	$0.58
Collars:
Number of gallons hedged for the remainder of 2003	22	—
Average cap price for 2003 collars outstanding	$0.77	$—
Average floor price for 2003 collars outstanding	$0.67	$—
Average ceiling price for 2003 collars outstanding	$0.88	$—
Number of gallons hedged for 2004	28	—
Average cap price for 2004 collars outstanding	$0.78	$—
Average floor price for 2004 collars outstanding	$0.67	$—
Average ceiling price for 2004 collars outstanding	$0.88	$—

[a]	Fuel hedges expired December 31, 2002. Fuel hedges included the swap portion of a swaption with a base term expiring December 31, 2002.
[b]	Excluding taxes, transportation costs and regional pricing spreads
[c]	Fuel hedges which are in effect during 2003. These hedges expire December 31, 2003.

     The fair value asset positions of the Corporation’s outstanding derivative financial instruments for continuing operations at September 30, 2003 and December 31, 2002 were as follows:

	Sept. 30,	Dec. 31,
Millions of Dollars	2003	2002

Interest rate hedging:
Gross fair value asset position	$42	$52
Gross fair value (liability) position	—	—
Rail fuel hedging:
Gross fair value asset position	9	12
Gross fair value (liability) position	—	—

Total fair value asset position for continuing operations	$51	$64

     Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed.

     The Corporation’s use of derivative financial instruments had the following impact on pre-tax income from continuing operations for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Millions of Dollars	2003	2002	2003	2002

Decrease in interest expense from interest rate hedging	$8	$8	$23	$20
Decrease in fuel expense from fuel hedging	4	15	15	15
Decrease in fuel expense from fuel swaptions	—	4	—	17

Decrease in operating expenses	12	27	38	52
Increase in other income from interest rate swap cancellation	—	—	5	—
Increase in other income from fuel swaptions	—	1	—	4

Increase in pre-tax income from continuing operations	$12	$28	$43	$56

     Through September 30, 2003, the Corporation had recorded less than $1 million for fuel hedging ineffectiveness.

Sale of Receivables – The Railroad has sold, on a 364-day revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The third parties have designated the Railroad to service the sold receivables. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. Payments collected from sold receivables can be reinvested in new receivables on behalf of the buyers. Should the Corporation’s credit rating fall below investment grade, the amount of receivables sold would be reduced, and in certain cases, the buyers have the right to discontinue this reinvestment, thus requiring the Railroad to fund the receivables. At September 30, 2003 and December 31, 2002, accounts receivable are presented net of $590 million and $600 million of receivables sold, respectively. On August 7, 2003, the sale of receivables program was renewed for one year without any significant term changes.

5. Debt

Credit Facilities – On September 30, 2003, the Corporation had $1.925 billion in revolving credit facilities available, of which $925 million expires in March 2004, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2003 and March 2000, respectively, are designated for general corporate purposes and none of the credit facilities were used as of September 30, 2003. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers.

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

Redemption of Convertible Preferred Securities – On May 16, 2003, the Corporation exercised its option to redeem $500 million of the $1.5 billion CPS. On July 7, 2003, the Corporation exercised its option to redeem an additional $500 million of the CPS. The CPS were originally offered on April 1, 1998 at a price of $50 each and were redeemed at a price of $50.52, which includes a one percent redemption premium. The Corporation recorded a pre-tax charge of approximately $15 million associated with the redemptions in each of the two quarters. On November 5, 2003, the Corporation announced it would utilize the proceeds from the sale of Overnite to redeem all of the remaining outstanding CPS. The redemption will occur on December 5, 2003, and the Corporation will incur a pre-tax charge of approximately $15 million associated with the redemption.

Shelf Registration Statement and Significant New Borrowings – Under the current shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. During February 2003, under the shelf registration, the Corporation issued $250 million of 3-7/8% fixed rate debt with a maturity of February 15, 2009. The proceeds of the issuance were used for repayment of debt and other general corporate purposes. On June 5, 2003, the Corporation issued $300 million of 3-5/8% fixed rate debt with a maturity of June 1, 2010 and $200 million of 5-3/8% fixed rate debt with a maturity of June 1, 2033. The proceeds of the issuance were used to redeem $500 million of CPS on July 7, 2003. At September 30, 2003, the Corporation had $250 million remaining for issuance under the shelf registration.

During May 2003, UPRR entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $188 million and is included in the Consolidated Statements of Financial Position as debt.

6. Earnings Per Share - The following table provides a reconciliation between basic and diluted earnings per share for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Millions, Except Per Share Amounts	2003	2002	2003	2002

Income statement data:
Income from continuing operations before cumulative effect of accounting change	$300	$388	$723	$897
Income from discontinued operations	17	49	37	66
Cumulative effect of accounting change	—	—	274	—

Net income available to common shareholders — basic	317	437	1,034	963
Dilutive effect of interest associated with the CPS	5	14	28	44

Net income available to common shareholders — diluted	$322	$451	$1,062	$1,007

Weighted average number of shares outstanding:
Basic	254.3	252.5	253.9	251.8
Dilutive effect of stock options	1.6	1.6	1.3	1.9
Dilutive effect of retention shares, stock units and restricted stock	1.8	1.4	1.8	1.0
Dilutive effect of CPS	7.3	21.8	12.1	21.8

Diluted	265.0	277.3	269.1	276.5

Earnings per share — basic:
Income from continuing operations before cumulative effect of accounting change	$1.18	$1.54	$2.85	$3.56
Income from discontinued operations	0.07	0.19	0.14	0.27
Cumulative effect of accounting change	—	—	1.08	—

Net income	$1.25	$1.73	$4.07	$3.83

Earnings per share — diluted:
Income from continuing operations before cumulative effect of accounting change	$1.15	$1.45	$2.79	$3.40
Income from discontinued operations	0.06	0.18	0.13	0.24
Cumulative effect of accounting change	—	—	1.02	—

Net income	$1.21	$1.63	$3.94	$3.64

     Common stock options totaling 2.4 million and 3.9 million shares for the three months and nine months ended September 30, 2003, respectively, and 2.4 million and 2.2 million for the three months and nine months ended September 30, 2002, respectively, were excluded from the computation of diluted EPS because the exercise prices of these options exceeded the average market price of the Corporation’s common stock for the respective periods, and the effect of their inclusion would be antidilutive. Also excluded from the nine months ended September 30, 2003, were 3.2 million weighted average shares related to the CPS redeemed in May 2003, as the inclusion of these securities would result in an antidilutive effect on earnings per share of continuing operations.

7. Other Income - Other income included the following for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Millions of Dollars	2003	2002	2003	2002

Net gain on non-operating asset dispositions	$22	$155	$46	$196
Rental income	14	12	39	38
Interest income	2	3	6	9
Early retirement of debt and convertible preferred securities	(15)	—	(32)	(1)
Other, net	(8)	(10)	(27)	(26)

Total	$15	$160	$32	$216

8. Commitments and Contingencies

Unasserted Claims - There are various claims and lawsuits pending against the Corporation and certain of its subsidiaries, in addition to unasserted claims. It is not possible at this time for the Corporation to determine fully the effect of all such claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be reasonably estimated and where such claims are considered probable, the Corporation has recorded a liability. The Corporation does not expect that any known lawsuits or claims, including unasserted claims, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

Personal Injury and Occupational Illness - The cost of injuries to employees and others related to Railroad activities is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. The Corporation’s expenses from continuing operations for personal injury-related events were $66 million and $58 million for the three months ended September 30, 2003 and 2002, respectively. The Corporation’s expenses from continuing operations for personal injury-related events for the nine months ended September 30, 2003 and 2002 were $187 million and $174 million, respectively. As of September 30, 2003, the Corporation had a liability related to continuing operations of $632 million accrued for personal injury costs, of which $274 million was recorded as a current liability.

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

Environmental - The Corporation generates and transports hazardous and nonhazardous waste in its current operations and has done so in its former operations, and it is subject to federal, state and local environmental laws and regulations. For its continuing operations, the Corporation has identified approximately 417 sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 57 sites that are the subject of actions taken by the U.S. government, 32 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Corporation’s ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

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

     As of September 30, 2003, the Corporation had a liability from continuing operations of $195 million accrued for future environmental costs, of which $59 million was recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties and existing technology, laws and regulations. The Corporation believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. The Corporation expects to pay out the majority of the September 30, 2003 environmental liability over the next five years, funded by cash generated from continuing operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations, financial condition or liquidity of the Corporation.

Other Matters - The Corporation and its subsidiaries periodically enter into financial and other commitments in connection with their businesses. It is not possible at this time for the Corporation to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be reasonably estimated and where such claims are considered probable, the Corporation has recorded a liability. The Corporation does not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     At September 30, 2003, the Corporation had unconditional purchase obligations of $180 million for the acquisition of locomotives as part of the Corporation’s multi-year capital asset acquisition plan. In addition, the Corporation was contingently liable for $402 million in guarantees and $49 million in letters of credit for continuing operations at September 30, 2003. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. The Corporation is not aware of any existing event of default, which would require it to satisfy these guarantees.

     As described in note 10 to the Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building. The Corporation has guaranteed a residual value equal to 85% of the total construction related costs upon completion of the building. During construction, the Corporation guarantees 89.9% of the construction costs incurred. At September 30, 2003, the Corporation’s guarantee related to the building was $92 million. The guarantee will be approximately $220 million upon completion of the building. At September 30, 2003, the Corporation had a liability recorded of approximately $7 million related to the fair value of this guarantee.

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

     In October 2003, the FASB issued FASB Staff Position Number FIN 46-6 (FSP 46-6) which provides public entities an opportunity to delay implementation of FIN 46, for agreements entered into prior to February 1, 2003, until periods ending after December 15, 2003. FSP 46-6 does not impact the Corporation, as the Corporation has already adopted FIN 46.

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

11. Discontinued Operations – On November 5, 2003, UPC completed the sale of its entire trucking interest through an initial public offering. In order to facilitate this offering, immediately prior to the consummation of the offering, Overnite Corporation, a newly formed corporation, acquired from UPC all of the outstanding common stock of Overnite Holding, Inc., a wholly owned subsidiary of UPC and the ultimate parent holding company of OTC and Motor Cargo. In exchange, Overnite Corporation issued to UPC (1) all of its outstanding common stock and (2) a $1.0 million promissory note payable by Overnite Corporation six months following the date of consummation of the acquisition. In addition, subsequent to this transaction but immediately prior to the consummation of the offering, Overnite Holding, Inc. paid to UPC a previously declared dividend consisting of $128 million in cash and the forgiveness of net intercompany advances from Overnite to UPC as of the date of the transaction between Overnite Corporation and UPC. The cash portion of the dividend payable to UPC was made from the proceeds of an initial borrowing under a new Overnite credit facility. UPC, as the selling shareholder, sold all of the common stock of Overnite Corporation in an underwritten initial public offering and received all of the proceeds of the offering, less discounts and commissions paid to the underwriters and estimated expenses.

     The entire trucking segment of UPC was reclassified as a discontinued operation during the period covered by this report, which includes the reclassification of the segment as a discontinued operation for the first and second quarters of 2003 and all periods presented.

     The following table presents a statement of financial position for the discontinued operations as of September 30, 2003 and December 31, 2002:

				S-1
	Sept. 30,	Dec. 31,	Consolidating	Dec. 31,
Millions of Dollars	2003	2002	Adjustments	2002

Current assets	$243	$254	$154	$408
Properties, net	500	501	(1)	500
Other assets	50	27	96	123

Total assets	793	782	249	1,031

Current liabilities	195	179	(3)	176
Noncurrent liabilities	146	128	96	224

Total liabilities	341	307	93	400

Net assets of discontinued operations	$452	$475	$156	$631

Accumulated other comprehensive income	$84	$83	$—	$83

     The December 31, 2002 numbers vary from those recorded in the Overnite Corporation final Prospectus dated October 30, 2003, due primarily to the classification of deferred taxes, as well as the elimination of intercompany receivables for consolidated financial statement purposes.

     The following table presents the revenues and income before income taxes for the discontinued operations for the three months and nine months ending September 30, 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Millions of Dollars	2003	2002	2003	2002

Revenues	$384	$355	$1,097	$1,001
Income before income taxes	$29	$25	$62	$54

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2003 Compared to
Three Months and Nine Months Ended September 30, 2002

Union Pacific Corporation (UPC or the Corporation) has one reportable business segment that operates primarily in the area of rail transportation, through its indirect wholly owned subsidiary, Union Pacific Railroad Company (UPRR) and UPRR’s subsidiaries and rail affiliates (collectively, the Railroad). The Consolidated Financial Statements also include discontinued trucking operations, consisting of Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo), both operating as separate and distinct subsidiaries of Overnite, Inc. (Overnite), an indirect wholly owned subsidiary of UPC (see note 11 to the Consolidated Financial Statements regarding the reclassification of the Corporation’s trucking segment as a discontinued operation and see “Discontinued Operations” under this Item 2 for a description of the disposition of the trucking segment).

     A copy of this Quarterly Report on Form 10-Q, as well as certain other filings made by the Corporation, including the Corporation’s 2002 Annual Report on Form 10-K, current reports on Form 8-K and any amendments to such reports are available free of charge on the Internet at the Corporation’s website at www.up.com/investors. Additionally, the Corporation’s corporate governance materials, including Board Committee charters, governance guidelines and policies and codes of conduct and ethics for directors, officers and employees may also be found on the Internet at the Corporation’s website at www.up.com/investors.

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

Consolidated

Net Income - The Corporation reported net income of $317 million ($1.25 per basic share and $1.21 per diluted share) in the third quarter of 2003, compared to $437 million ($1.73 per basic share and $1.63 per diluted share) in the third quarter of 2002. Net income from continuing operations was $300 million ($1.18 per basic share and $1.15 per diluted share) versus $388 million ($1.54 per basic share and $1.45 per diluted share) in 2002. Year-to-date net income was $1.0 billion ($4.07 per basic share and $3.94 per diluted share) compared to $963 million ($3.83 per basic share and $3.64 per diluted share) for the same period in 2002. Year-to-date income before discontinued operations and the cumulative effect of accounting change (see notes 10 and 11 to the Consolidated Financial Statements) was $723 million ($2.85 per basic share and $2.79 per diluted share) compared to $897 million ($3.56 per basic share and $3.40 per diluted share) for the same period in 2002. The decrease in net income before discontinued operations and the cumulative effect of accounting change in the third quarter and nine month period was driven by higher fuel prices, inflation, volume-related expenses, lower gains from real estate sales and debt redemption expenses which more than offset revenue gains, lower interest expense and productivity improvements. Productivity is calculated as both gross ton miles per inflation-adjusted expense dollar and gross ton miles per employee.

Operating Revenues - Operating revenue is comprised of rail commodity revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of Railroad owned or controlled equipment. Operating revenues increased $106 million (4%) to $3.0 billion in the third quarter and $252 million (3%) to $8.6 billion in the nine-month period compared to 2002. Commodity revenue increased $101 million (4%) in the third quarter to $2.8 billion, led by growth in the Agricultural Products, Energy and Industrial Products commodity groups. Third quarter revenue carloads were essentially flat compared to a year ago. Average revenue per car for the period increased 3% to $1,195 driven by positive mix, fuel surcharges, pricing gains and index-based contract escalators. Year-to-date rail commodity revenue grew 3% to $8.2 billion compared to 2002. Revenue carloads were flat and average revenue per car showed a 3% increase to $1,192 when compared to a year ago. Other revenues increased $5 million (4%) to $129 million in the third quarter compared to a year ago and increased $26 million (7%) year-to-date when compared to 2002 as a result of higher subsidiary revenue and accessorial revenue.

     The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

Three Months Ended				Nine Months Ended
September 30,		%	Commodity Revenue	September 30,		%
2003	2002	Change	Millions of Dollars	2003	2002	Change

$411	$373	10%	Agricultural	$1,158	$1,096	6%
276	285	(3)	Automotive	898	893	1
400	399	—	Chemicals	1,187	1,186	—
628	591	6	Energy	1,791	1,743	3
572	535	7	Industrial Products	1,643	1,542	6
540	543	—	Intermodal	1,521	1,512	1

$2,827	$2,726	4%	Total	$8,198	$7,972	3%

Three Months Ended				Nine Months Ended
September 30,		%	Revenue Carloads	September 30,		%
2003	2002	Change	Thousands	2003	2002	Change

225	215	5%	Agricultural	645	642	—
189	193	(2)	Automotive	610	605	1
225	231	(3)	Chemicals	670	681	(2)
563	540	4	Energy	1,621	1,605	1
390	379	3	Industrial Products	1,112	1,077	3
775	801	(3)	Intermodal	2,220	2,253	(1)

2,367	2,359	—	Total	6,878	6,863	—

Three Months Ended				Nine Months Ended
September 30,		%	Average Revenue	September 30,		%
2003	2002	Change	Per Car	2003	2002	Change

$1,828	$1,740	5%	Agricultural	$1,796	$1,708	5%
1,455	1,479	(2)	Automotive	1,471	1,476	—
1,780	1,729	3	Chemicals	1,773	1,742	2
1,116	1,095	2	Energy	1,105	1,086	2
1,467	1,410	4	Industrial Products	1,476	1,432	3
697	667	3	Intermodal	685	671	2

$1,195	$1,156	3%	Total	$1,192	$1,162	3%

Agricultural - Revenue increased 10% in the third quarter and 6% for the year-to-date period of 2003 over the comparable periods in 2002. Third quarter volume increased 5% while year-to-date volume was flat over last year. Average revenue per car increased 5% in both periods. Demand for domestic wheat and Gulf export wheat led the improvement over 2002. Ethanol shipments also increased due to heightened demand for the fuel additive. Average revenue per car increased due to price increases, the positive mix impact of longer average length of haul shipments and fuel surcharges.

Automotive - Revenue declined 3% for the third quarter but increased 1% for the year-to-date period of 2003 over the comparable periods in 2002. The third quarter revenues from domestic manufacturers decreased compared to the same period last year, as the softening economy weakened demand for finished vehicles and forced production cuts. The year-to-date revenue growth was the result of increased volume due to market share gains for materials shipments. Average revenue per car decreased 2% in the third quarter but was flat for the year-to-date period as price increases and fuel surcharges were offset by the mix impact of disproportionate growth in materials shipments, which move at a lower average revenue per car than finished vehicles.

Chemicals - Revenue was flat for both the third quarter and year-to-date period of 2003 over the comparable periods of 2002, as declining carloads in both periods were partially offset by an increase in average revenue per car. Reduced plastics volume led the decline in carloads in both periods, as the soft economy combined with higher input costs caused producers to lower inventories and reduce shipments. Increased market demand for domestic and export soda ash partially offset the decline. Average revenue per car increased 3% for the third quarter and 2% year-to-date, due to a mix shift toward longer average length of haul, price increases, fewer cars in storage in transit and fuel surcharges.

Energy - Revenue increased 6% for the third quarter and 3% for the year-to-date period of 2003 over the comparable periods of 2002. First quarter volume was hampered by the absence of export traffic from the Colorado and Utah mining regions, which Japan is now sourcing from other Far Eastern producers. Severe weather in February and March also negatively impacted coal volumes. Strong utility demand due to lower inventories in the second and third quarter resulted in a 1% increase in year-to-date carloads. Average revenue per car increased 2% in both periods, due to index-based contract escalators and longer average length of haul.

Industrial Products - Revenue increased 7% for the third quarter and 6% for the year-to-date period of 2003 over the comparable periods of 2002, due to increases in carloads and average revenue per carload. The volume increase was led by lumber, as housing starts and low interest rates continued to drive business. Government shipments of military equipment and ammunition in support of the war effort also contributed to the increase. Steel and scrap shipments increased as the weakening dollar created higher domestic and export demand for U.S. produced steel, augmented by market share gains. Average revenue per car increased 4% in the third quarter and 3% year-to-date, primarily due to positive mix, fuel surcharges and price increases.

Intermodal - Revenue was flat for the third quarter and increased 1% for the year-to-date period of 2003 over the comparable periods of 2002, as a decline in carloads in the third quarter was more than offset by an increase in average revenue per car. Domestic carloads were up in both periods while international carloads decreased in the third quarter and year-to-date due to penetration losses, partially offset by strong first quarter market growth. Average revenue per car for the three and nine month periods increased due to fuel surcharges and price increases.

Mexico Business - Included in the rail commodity revenue reported above is Mexican related revenue, which increased 1% to $218 million for the third quarter and was flat at $650 million for the year-to-date period of 2003 over the comparable periods of 2002. Business growth was led by strong grain export movements and penetration gains from motor carriers in auto part shipments. Reduced steel and scrap along with finished vehicle imports partially offset the increase.

Operating Expenses - Operating expenses increased $133 million (6%) to $2.4 billion in the third quarter of 2003 and $399 million (6%) year-to-date when compared to 2002. The increase in operating expenses is due primarily to higher fuel prices, in addition to wage and benefit inflation and volume-related costs as gross ton miles for the quarter and year-to-date periods increased 3% and 2% respectively. A reduction in employment levels, lower depreciation expense (see Depreciation discussion) and cost control efforts partially offset the increase. Cost control efforts are defined as focused actions to reduce discretionary spending and failure costs. Expenses in the third quarter were also negatively impacted by increased crew and asset utilization costs.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $58 million (6%) in the third quarter of 2003 compared to 2002. Year-to-date, wage and benefit expenses rose $148 million (5%). Increases were driven by the adoption of FAS 143 (see note 10 to the Consolidated Financial Statements), inflation, protection costs, increased crew utilization costs due to a shortage of available crews and increased pension expenses. A 3% and 2% reduction in employee force levels for the third quarter and year-to-date periods, respectively, as well as improvements in productivity partially offset the effects of inflation and protection costs for both periods. Protection cost represents the differential payment when the wage earned for active employment is lower than an employee’s “protected” rate of pay. An individual’s protected rate is imposed by the Surface Transportation Board for employees adversely affected by a merger or is established by collective bargaining agreements in other cases. The adoption of FAS 143 accounted for $30 million and $87 million of the increases for the third quarter and year-to-date, respectively.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense UPRR pays for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses decreased $8 million (3%) in the third quarter and $23 million (2%) year-to-date compared to 2002. The third quarter decrease was due primarily to reduced rental prices for private freight cars, partially offset by increased car cycle times driven by higher inventory levels due to slower network train speed. Equipment and other rents decreased year-to-date due to lower rental prices for private cars and a reduction in lease expenses due to lower car cycle times and lower general car expenses in the first quarter of 2003, partially offset by higher locomotive lease expense. The higher locomotive lease expense is due to UPRR’s increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the period.

Depreciation - The majority of depreciation expense relates to track structure, including rail, ties and other track material. Depreciation expense decreased $21 million (7%) in the third quarter and $63 million (7%) year-to-date over 2002. The adoption of FAS 143 (see note 10 to the Consolidated Financial Statements) decreased depreciation expense in the third quarter by $24 million and $73 million year-to-date. Additionally, implementation of the recent depreciation study required and approved by the Surface Transportation Board resulted in lower depreciation expense of $12 million and $37 million for the third quarter and first nine months of 2003, respectively, due to a reduction in depreciation rates for certain track assets (effective January 1, 2003), offset by increased rates for locomotives and other assets (effective July 1, 2003). Capital spending in recent years has increased the total value of the Corporation’s depreciable assets. Capital spending totaled $1.3 billion in both nine month periods ended September 30, 2003 and 2002.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone, gasoline and other fuels. Expenses increased $53 million (19%) in the third quarter and $235 million (31%) year-to-date 2003 compared to a year ago. The increase was driven by higher fuel prices minimally offset by a lower fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 90 cents per gallon in the third quarter of 2003 compared to 75 cents per gallon in the third quarter of 2002 (price includes taxes and transportation costs). Year-to-date, fuel prices averaged 93 cents per gallon compared to 70 cents per gallon in 2002. Higher fuel prices in 2003 resulted in a $48 million increase in fuel expense in the third quarter and a $227 million increase year-to-date compared to 2002. The lower consumption rate decreased fuel expense by $4 million in the third quarter and $15 million year-to-date. A 3% increase in gross ton miles for the third quarter and a 2% increase year-to-date resulted in additional fuel expense of $6 million and $13 million, respectively. The Railroad hedged approximately 7% of its fuel consumption for the third quarter and year-to-date, which decreased fuel costs by $4 million in the third quarter and $15 million year-to-date. Gasoline, utilities and propane expenses increased $3 million in the third quarter and $10 million year-to-date primarily due to higher fuel prices.

Materials and Supplies - Materials used for the maintenance of the Railroad’s lines, structures and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies along with the costs of freight services purchased to ship company materials are also included. Expenses decreased $15 million (13%) in the third quarter and $59 million (16%) year-to-date, primarily due to the adoption of FAS 143 (see note 10 to the Consolidated Financial Statements), fewer locomotive and freight car repairs, reduced material freight charges, cost control measures and a shift to more contracting of locomotive repairs, which resulted in a corresponding increase to Purchased Services and Other Costs. The decreases were partially offset by increased costs for locomotive materials.

Casualty Costs - The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Costs increased $21 million (24%) in the third quarter compared to 2002 and $46 million (17%) year-to-date due primarily to higher personal injury expense and insurance costs.

Purchased Services and Other Costs - Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense and computer and other general expenses. Expenses increased $45 million (20%) in the third quarter and $115 million (16%) year-to-date when compared to last year. In the third quarter of 2003, higher expenses were driven by increased state and local taxes, increased spending for contract services and higher expenses for jointly operated facilities. Expenses increased year-to-date primarily due to increased contract services, higher state and local taxes, increased intermodal volume costs, joint facility expenses, and crew transportation costs.

Operating Income - Third quarter operating income decreased $27 million (4%) to $592 million while operating income year-to-date declined $147 million (9%) to $1.5 billion as higher fuel prices, wage and benefit inflation, volume and resource utilization costs offset higher revenues, lower depreciation expense and cost control efforts.

Non-Operating Items - Interest expense decreased $17 million (11%) in the third quarter and $38 million (8%) year-to-date due to lower interest rates and a lower average debt level in 2003. In the three months ended September 30, 2003, the Corporation’s average debt level, including the Convertible Preferred Securities (CPS), decreased to

$8.9 billion from $9.5 billion for the same period in 2002. Year to date, the Corporation’s average debt level, including CPS, decreased to $9.1 billion from $9.6 billion for the same period in 2002. The Corporation’s effective interest rate was 6.3% during the third quarter of 2003 compared to 6.6% in 2002. For the year-to-date period, the effective interest rate was 6.5% compared to 6.7% in 2002. Other income decreased $145 million (91%) in the third quarter and $184 million (85%) year-to-date compared to 2002 due to lower gains from real estate sales (2002 land and track sale to the Utah Transit Authority with a pre-tax value of $141 million) and expenses associated with the redemption of $1 billion of CPS. Income tax expense decreased $67 million (29%) in the third quarter and $119 million (22%) year-to-date compared to 2002 due to lower pre-tax income and higher state tax incentives in 2003.

Other Key Measures - Operating margin (operating income as a percentage of operating revenues) decreased to 20.0% in the third quarter of 2003 from 21.7% in the same period of 2002. Year-to-date the operating margin was 18.0% in 2003, down from 20.3% in 2002.

Discontinued Operations

On November 5, 2003, UPC completed the sale of its entire trucking interest through an initial public offering. In order to facilitate this offering, immediately prior to the consummation of the offering, Overnite Corporation, a newly formed corporation, acquired from UPC all of the outstanding common stock of Overnite Holding, Inc., a wholly owned subsidiary of UPC and the ultimate parent holding company of OTC and Motor Cargo. In exchange, Overnite Corporation issued to UPC (1) all of its outstanding common stock and (2) a $1.0 million promissory note payable by Overnite Corporation six months following the date of consummation of the acquisition. In addition, subsequent to this transaction but immediately prior to the consummation of the offering, Overnite Holding, Inc. paid to UPC a previously declared dividend consisting of $128 million in cash and the forgiveness of net intercompany advances from Overnite to UPC as of the date of the transaction between Overnite Corporation and UPC. The cash portion of the dividend payable to UPC was made from the proceeds of an initial borrowing under a new Overnite credit facility. UPC, as the selling shareholder, sold all of the common stock of Overnite Corporation in an underwritten initial public offering and received all of the proceeds of the offering, less discounts and commissions paid to the underwriters and estimated expenses, totaling approximately $610 million. The Corporation will record a gain from discontinued operations of approximately $200 million in the fourth quarter of 2003.

     The entire trucking segment of UPC was reclassified as a discontinued operation during the period covered by this report, which includes the reclassification of the segment as a discontinued operation for the first and second quarters of 2003 and all periods presented.

     In the third quarter, trucking revenues increased $29 million (8%) to $384 million compared to the same period in 2002. Year-to-date trucking revenues increased $96 million (10%) when compared to last year. Operating income increased $3 million (13%) to $29 million in the third quarter. The operating margin for the third quarter was 7.5%, compared to 7.2% in 2002. Year-to-date operating income improved $8 million (15%) and operating margin increased from 5.4% in 2002 to 5.7% in 2003. Income from discontinued operations was $17 million in the third quarter compared to $49 million for the same period in 2002. Year-to-date, income from discontinued operations was $37 million compared to $66 million in 2002. Income from discontinued operations for the three months and nine months ended September 30, 2002, included a one-time benefit of $34 million as a result of the resolution of certain tax matters with the Internal Revenue Service, which was accounted for as a reduction of income tax expense during the period.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash provided by operations was $1.77 billion in the first nine months of 2003 compared to $1.82 billion in the first nine months of 2002, decreasing 3% due to lower income from continuing operations and before the cumulative effect of accounting change, lower depreciation expense, and lower deferred income taxes, all of which were partially offset by improved working capital.

     Cash used in investing activities was $1.13 billion in the first nine months of 2003 compared to $1.06 billion in the first nine months of 2002. The increased use of cash is due to lower proceeds from asset sales partially offset by the receipt of $96 million of dividends from Grupo Ferroviario Mexicano, S.A. de C.V. in the first quarter of 2003. The following table details capital expenditures for the nine months ended September 30, 2003 and 2002 (includes capital leases of $188 million and $126 million, respectively):

Capital Expenditures
Millions	2003	2002

Track	$971	$979
Locomotives	278	160
Freight cars	13	7
Facilities and other	226	281

Total	$1,488	$1,427

     Cash used by financing activities was $789 million in the first nine months of 2003 compared to $415 million in the first nine months of 2002. The increase in cash used is due to higher debt repayments ($1.4 billion in 2003, including the redemption of $1.0 billion of CPS, compared to $1.0 billion in 2002), less cash received from option exercises ($58 million in 2003 versus $121 million in 2002) and higher dividend payments. This increase was partially offset by higher financings ($726 million in 2003 compared to $647 million in 2002).

     For the three months and nine months ended September 30, 2003, the Corporation’s ratio of earnings to fixed charges was 3.5 and 3.1, respectively, compared to 4.6 and 3.7 for the three months and nine months ended September 30, 2002, respectively. The ratio of earnings to fixed charges is based on continuing operations. Earnings represent income before discontinued operations and cumulative effect of accounting change, less equity in undistributed earnings of unconsolidated affiliates, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount and the estimated amount representing the interest portion of rental charges.

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

     The following tables identify material obligations and commitments for continuing operations as of September 30, 2003:

		Payments Due by Period

Contractual Obligations		Less Than			After
Millions of Dollars	Total	1 Year	2-3 Years	4-5 Years	5 Years

Debt [a]	$6,636	$58	$1,391	$1,289	$3,898
Operating leases	2,991	409	739	548	1,295
Capital lease obligations [b]	2,567	216	420	367	1,564
Unconditional purchase obligations [c]	180	180	—	—	—

Total contractual obligations	$12,374	$863	$2,550	$2,204	$6,757

[a]	Excludes capital lease obligations of $1,554 million, and market value adjustments for debt with qualifying hedges that are recorded as assets on the Consolidated Statements of Financial Position
[b]	Represents total obligations, including interest component
[c]	Unconditional purchase obligations represent multi-year contractual commitments to purchase or acquire assets at fixed prices and fixed volumes. These commitments are made in order to take advantage of pricing opportunities and to ensure availability of assets to meet quality and operational requirements. Excluded are contracts that do not meet the disclosure requirements of Statement of Financial Accounting Standards No. 47 “Disclosure of Long-term Obligations.”

		Amount of Commitment Expiration
		Per Period

	Total	Less
Other Commercial Commitments	Amounts	Than			After
Millions of Dollars	Committed	1 Year	2-3 Years	4-5 Years	5 Years

Credit facilities [a]	$1,925	$925	$1,000	$—	$—
Convertible Preferred Securities [b]	500	500	—	—	—
Sale of receivables [c]	600	600	—	—	—
Guarantees [d]	402	21	14	12	355
Standby letters of credit [e]	49	49	—	—	—

Total commercial commitments	$3,476	$2,095	$1,014	$12	$355

[a]	None of the credit facilities were used as of September 30, 2003.
[b]	$1 billion of the Convertible Preferred Securities were redeemed in the first nine months of 2003. The remaining $500 million will be redeemed in the fourth quarter
[c]	$590 million of the facility was utilized at September 30, 2003.
[d]	Includes guaranteed obligations of affiliated operations
[e]	None of the letters of credit were drawn upon as of September 30, 2003.

Financing Activities

Credit Facilities - On September 30, 2003, the Corporation had $1.925 billion in revolving credit facilities available, of which $925 million expires in March 2004, with the remaining $1.0 billion expiring in 2005. The facilities, which were entered into during March 2003 and March 2000, respectively, are designated for general corporate purposes and none of the credit facilities were used as of September 30, 2003. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers.

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

Redemption of Convertible Preferred Securities – On May 16, 2003, the Corporation exercised its option to redeem $500 million of the $1.5 billion CPS. On July 7, 2003, the Corporation exercised its option to redeem an additional $500 million of the CPS. The CPS were originally offered on April 1, 1998 at a price of $50 each and were redeemed at a price of $50.52, which includes a one percent redemption premium. The Corporation recorded a pre-tax charge of approximately $15 million associated with the redemptions in each of the two quarters. On November 5, 2003, the Corporation announced it would utilize the proceeds from the sale of Overnite to redeem all of the remaining outstanding CPS. The redemption will occur on December 5, 2003, and the Corporation will incur a pre-tax charge of approximately $15 million associated with the redemption. The net 2003 earnings benefit from the elimination of the CPS will be approximately $0.04 per diluted share, including the one-time impact of redemption costs totaling nearly $45 million. In 2004, the net full year earnings benefit of the CPS redemptions is estimated to be $0.26 per diluted share on an incremental basis over the 2003 benefit.

Shelf Registration Statement and Significant New Borrowings – Under the current shelf registration statement, the Corporation may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. During February 2003, under the shelf registration, the Corporation issued $250 million of 3-7/8% fixed rate debt with a maturity of February 15, 2009. The proceeds of the issuance were used for repayment of debt and other general corporate purposes. On June 5, 2003, the Corporation issued $300 million of 3-5/8% fixed rate debt with a maturity of June 1, 2010 and $200 million of 5-3/8% fixed rate debt with a maturity of June 1, 2033. The proceeds of the issuance were used to redeem $500 million of CPS on July 7, 2003. At September 30, 2003, the Corporation had $250 million remaining for issuance under the shelf registration.

     During May 2003, UPRR entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $188 million and is included in the Consolidated Statements of Financial Position as debt.

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

Network Performance – The Railroad’s operating efficiency has been adversely impacted due to record-level volumes, an expanded summer maintenance program and a shortage of trainmen, engineers and yardmasters. Programs are being put in place which the Railroad believes should remediate the situation by early next year including, among other things, hiring and training additional employees and acquiring additional locomotives.

Pensions – During the first quarter of 2003, the Corporation decreased its assumed rate of return on pension plan assets from 9% to 8%. This assumption change will result in an increase to 2003 pension expense from continuing operations of $14 million. During the first nine months of 2003, the Railroad voluntarily contributed $50 million to its pension plan.

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

     In October 2003, the FASB issued FASB Staff Position Number FIN 46-6 (FSP 46-6) which provides public entities an opportunity to delay implementation of FIN 46, for agreements entered into prior to February 1, 2003, until periods ending after December 15, 2003. FSP 46-6 does not impact the Corporation, as the Corporation has already adopted FIN 46.

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

SHAREHOLDER LITIGATION

As previously reported, a purported derivative action was filed by nine individuals, seven of whom are members of the Teamsters, on behalf of the Corporation on June 21, 2001, in the Chancery Court of Shelby County, Tennessee, naming as defendants current and certain former directors of the Corporation and various present and former officers and employees of OTC, as well as OTC, and, as a nominal defendant, the Corporation. The derivative action alleged, among other things, that the named defendants breached their fiduciary duties to the Corporation, wasted its assets and mismanaged OTC by opposing the efforts of the Teamsters to organize the employees of OTC. Plaintiffs claimed that the “anti-union” campaign allegedly waged by the defendants cost millions of dollars and caused a substantial decline in the value of OTC. On July 31, 2001, the defendants filed a motion to dismiss the action on various grounds, and on July 1, 2002, the court granted the defendants’ motion and dismissed the derivative action on procedural grounds. The plaintiffs filed an appeal with the Tennessee Court of Appeals, and on October 7, 2003, the Court of Appeals affirmed the decision of the Chancery Court to dismiss the action on procedural grounds.

OTHER MATTERS

As previously reported, Western Resources, Inc. (Western) filed a complaint on January 24, 2000, in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern and Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western’s Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. The matter went to trial before a jury on August 20, 2002. On September 12, 2002, the jury returned a verdict finding that the contract had not been breached by the railroads, and the judgment dismissing the case was entered by the court on September 16, 2002. Western filed a motion for new trial on September 30, 2002, which was denied by the court on March 6, 2003. Western filed notice of its intent to appeal the verdict to the 10th Circuit Court of Appeals on April 4, 2003. The parties reached a settlement on October 22, 2003. Western is in the process of dismissing its appeal in return for the payment to Western of $50,000 by the railroads and waiving their respective rights to recover costs from Western.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibits are listed in the exhibit index on page 29.

     (b) Reports on Form 8-K

On November 5, 2003, UPC furnished a Current Report on Form 8-K announcing its intention to redeem the remaining Convertible Preferred Securities issued by the Union Pacific Capital Trust.*

On November 5, 2003, UPC filed a Current Report on Form 8-K announcing the completion of the sale of its Overnite trucking subsidiary through an initial public offering.

On October 31, 2003, UPC filed a Current Report on Form 8-K announcing the pricing of the initial public offering of Overnite.

On October 23, 2003, UPC furnished a Current Report on Form 8-K announcing UPC’s financial results for the third quarter of 2003.*

On August 4, 2003, UPC filed a Current Report on Form 8-K announcing the SEC filing for an initial public offering of Overnite.

On July 24, 2003, UPC furnished a Current Report on Form 8-K announcing UPC’s financial results for the second quarter of 2003.*

* These reports were furnished under Item 9 or Item 12 of Form 8-K and are referenced herein for informational purposes only. Therefore, they are not, and none of their contents should be deemed, incorporated by reference into any registration statements filed by UPC with the SEC under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003

UNION PACIFIC CORPORATION (Registrant)

By	/s/ James R. Young

James R. Young, Executive Vice President — Finance (Principal Financial Officer)

By	/s/ Richard J. Putz

Richard J. Putz, Vice President and Controller (Principal Accounting Officer)

UNION PACIFIC CORPORATION
EXHIBIT INDEX

Exhibit No.	Description of Exhibits Filed with this Statement

10	The Executive Incentive Plan of UPC, as amended July 31, 2003.
12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2003 and 2002.
12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2003 and 2002.
31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Richard K. Davidson.
31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — James R. Young.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard K. Davidson and James R. Young.

Description of Exhibits Incorporated by Reference

3(a)	Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
3(b)	By-Laws of UPC, as amended, effective as of January 1, 2003, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.