Form 10-K
period 2003-12-31
UNION PACIFIC CORP
filed 2004-02-18
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 1-6075

UNION PACIFIC CORPORATION

(Exact name of registrant as specified in its charter)

UTAH	13-2626465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [    ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X       No

As of June 30, 2003, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $14,439,817,141

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2004, was 258,839,901.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2004, have been incorporated by reference into Parts II and III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

UNION PACIFIC CORPORATION

PART I

Item 1. Business

GENERAL

Union Pacific Corporation operates primarily as a rail transportation provider through Union Pacific Railroad Company, its principal operating company, which is the largest railroad in North America, covering 23 states across the western two-thirds of the United States. Union Pacific Corporation was incorporated in Utah in 1969 with its principal executive offices located at 1416 Dodge Street, Omaha, NE 68179. The telephone number at that address is (402) 271-5777. The common stock of Union Pacific Corporation is listed on the New York Stock Exchange (NYSE) under the symbol “UNP”.

For purposes of this report, unless the context otherwise requires, all references herein to “UPC”, “Corporation”, “we”, “us”, and “our” shall mean Union Pacific Corporation and its subsidiaries, including Union Pacific Railroad Company, which will be separately referred to as “UPRR” or the “Railroad”.

Our operating results include Southern Pacific Rail Corporation, which we acquired in October 1996. In addition, during 1997, the Railroad acquired an ownership interest in a consortium which was granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico. The Railroad made an additional investment in the consortium in 1999 and currently holds a 26% ownership interest. In November 2003, we completed the sale of our entire trucking interest through an underwritten initial public offering of all the common stock of Overnite Corporation, leaving the Railroad as our only operating segment and the principal source of our revenues.

Available Information – Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement and Forms 3, 4 and 5, filed on behalf of directors and executive officers and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, our corporate governance materials, including Board Committee charters, governance guidelines and policies and codes of conduct and ethics for directors, officers and employees may also be found on our website at www.up.com/investors. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and NYSE or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of these SEC filings or corporate governance materials should write to Secretary, Union Pacific Corporation, 1416 Dodge Street, Room 1230, Omaha, NE 68179.

The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

OPERATIONS

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable business segment. The Consolidated Financial Statements also include our discontinued trucking operations, consisting of Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo). Our trucking segment was reclassified as a discontinued operation in 2003. Additional information regarding our operations is presented within Selected Financial Data, Item 6 and the Consolidated Financial Statements, Item 8.

Continuing Operations – The Railroad is a Class I railroad that operates in the United States. We have approximately 33,000 route miles linking Pacific Coast and Gulf Coast ports with the Midwest and eastern United

States gateways and providing several north/south corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Railroad commodity revenue totaled $11.0 billion in 2003 and is comprised of the following six commodity groups:

Agricultural – The transportation of Agricultural Products, including whole grains (for animal and human consumption) and commodities produced from these grains, food and beverage products and sweeteners, provided 14% of 2003 commodity revenue. With access to most major grain markets, the Railroad provides a critical link between the Midwest and western producing areas and the primary Pacific Northwest (PNW) and Gulf ports, as well as Mexico. UPRR also serves significant domestic markets, including grain processors and feeders, as well as ethanol producers in the Midwest, West, South and Rocky Mountain states. Unit trains of grain efficiently shuttle between producers and export terminals or domestic markets. Primary food commodities consist of a variety of fresh and frozen fruits and vegetables, dairy products and beverages, which are moved to major U.S. population centers for consumption. Express Lane, our premium and perishables service moving fruits and vegetables from the PNW and California to destinations in the East, continues to draw market share from trucks. Frozen meat and poultry are also transported to the West Coast ports for export, while beverages are imported into the U.S. from Mexico. Sweeteners are primarily short haul sugar beet movements from the fields to the refineries, both of which are located in Idaho.

Automotive – UPRR is the largest automotive carrier west of the Mississippi River, serving seven vehicle assembly plants and distributing imported vehicles from six West Coast ports and Houston. The Railroad serves 42 vehicle distribution centers, from which vehicles are delivered to all major western U.S. cities. These centers serve as railcar-to-truck haulaway operations for major domestic and international automotive manufacturers. In addition to transporting finished vehicles, UPRR currently provides expedited handling of automobile materials in both boxcars and containers to several assembly plants. Converting automotive material shipments from the highway to rail is a key growth opportunity. Mexico is also an important contributor to the automotive market for the Railroad, as manufacturers continue to locate both vehicle manufacturing and parts facilities at locations throughout the country. Automotive materials flow north and south across the border bound for assembly plants in Mexico, the U.S. and Canada. In 2003, the transportation of finished vehicles and automobile materials accounted for 11% of total commodity revenue.

Chemicals – The transportation of Chemicals provided 14% of UPRR’s 2003 commodity revenue. The Railroad’s franchise enables it to serve the large chemical producing areas along the Gulf Coast, as well as the Rocky Mountain region. More than two-thirds of the chemicals business consists of liquid and dry chemicals, plastics and liquid petroleum products. “Pipeline” service, designed to eliminate unnecessary stops in terminals, reduces delivery times and significantly improves asset utilization for customers and the Railroad. In addition to transporting plastics, customers also leverage UPRR’s industry leading storage-in-transit yards for intermediate storage of plastic resins. Soda ash shipments originate in southwestern Wyoming and California and are consumed primarily in glass producing markets in the East, the West and abroad. Fertilizer movements originate on the Gulf Coast, as well as in the West and Canada, bound for major agricultural end-users in the Midwest and the western U.S.

Energy – Coal transportation accounted for 22% of UPRR’s 2003 commodity revenue. The Railroad’s geographic footprint positions it to transport coal destined for utilities and industrial facilities in 27 states, as well as to the Gulf and rail/barge/ship facilities on the Mississippi and Ohio Rivers and the Great Lakes. UPRR serves mines located in the Southern Powder River Basin of Wyoming, in addition to Colorado, Utah, southern Wyoming and southern Illinois. Southern Powder River Basin coal represents the largest and fastest growing segment of the market, as utilities continue to favor its low cost and low-sulfur content. In addition, UPRR continues to penetrate markets in the East as electricity generation continues to grow in the face of declining eastern coal production. High-BTU low-sulfur coal from Colorado and Utah is also transported to domestic utilities and industries, as well as for export to Mexico.

Industrial Products – Industrial products includes a broad range of commodities, from bulk products like stone, cement, minerals, waste and scrap to higher-value shipments like lumber, paper and government and consumer goods. Bulk commodities often move in unit train service from origin to a distribution facility in major metropolitan areas. Other commodities move in manifest trains and rely on the Railroad’s extensive network to move between thousands of shippers and customers across North America. UPRR continues to focus on capturing share from trucks by providing consistent and reliable service. In 2003, the transportation of industrial products provided 20% of total commodity revenue.

Intermodal – UPRR’s Intermodal business, which represents 19% of 2003 commodity revenues, is classified as international, domestic or premium shipments. International business consists of international container traffic for steamship customers. It arrives at West Coast ports for destinations throughout the United States. Domestic business includes domestic container and trailer traffic handled by intermodal marketing companies (primarily shipper agents and consolidators) and truckload carriers. Less-than-truckload and package carriers with time sensitive business requirements account for the majority of the premium business. Service performance and reliability drive intermodal business growth, as modeled by the 60-hour transcontinental rail service solution provided by the Railroad and its partnering rail carrier to UPS in 2003.

Working Capital – We currently have, and historically have had, a working capital deficit, which is not uncommon in our industry and does not indicate a lack of liquidity or financial stability. We maintain adequate resources to meet our daily cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Competition – We are subject to competition from other railroads, motor carriers and barge operators. Our main rail competitor is Burlington Northern Santa Fe Corporation. Its rail subsidiary, The Burlington Northern and Santa Fe Railway Company, operates parallel routes in many of our main traffic corridors. In addition, our operations are conducted in corridors served by other competing railroads and by motor carriers. Motor carrier competition is particularly strong with respect to five of our six commodity groups (excluding energy), due to shorter delivery times offered by such carriers. Because of the proximity of our routes to major inland and Gulf Coast waterways, barge competition can be particularly pronounced, especially for grain and bulk commodities. Competition can pressure both transit time requirements and pricing, as well as place a greater emphasis on the quality and reliability of the service provided. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality of these alternative modes of transportation in the locations in which we operate, or legislation granting materially greater latitude for motor carriers with respect to size or weight limitations, could have a material adverse effect on our results of operations, financial condition and liquidity.

Equipment Suppliers – We are dependent on two key suppliers of locomotives. Due to the capital intensive nature and sophistication of this equipment and its production, there are strong barriers of entry to potential new suppliers. Therefore, if one of these suppliers discontinues manufacturing locomotives, we could realize a significant increase in the cost and the potential for reduced availability of the locomotives that are necessary to our operations.

Employees – Approximately 86% of our 46,000 full time equivalent employees are represented by 14 major rail unions. National negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999.

In May 2001, the Brotherhood of Maintenance of Way Employees (BMWE) ratified an agreement, which included provisions for wage increases (based on the consumer price index) and progressive employee health and welfare cost sharing rates.

In August 2002, the carriers reached an agreement with the United Transportation Union (UTU) that incorporated wage increases. The agreement also provided for the operation of remote control locomotives by trainmen that was challenged by the Brotherhood of Locomotive Engineers (BLE). A January 2003 arbitration decision held that the operation of remote control locomotives in terminals does not violate the BLE agreement. In November 2003, agreement was reached with the UTU on employee health and welfare cost sharing rates and plan design changes.

In November 2002, the International Brotherhood of Boilermakers and Blacksmiths (IBB) reached an agreement that incorporated wage increases.

In January 2003, an arbitration award was rendered establishing wage increases and employee health and welfare cost sharing rates for the Transportation Communications International Union (TCU). Health and welfare plan design changes were also part of the TCU agreement.

Other settled agreements that incorporated wage increases and employee health and welfare cost sharing rates combined with plan design changes include the Brotherhood of Railway Signalmen (BRS) in September 2003 and the Brotherhood of Locomotive Engineers (BLE) in December 2003. Contract discussions with the remaining unions are either in negotiation or mediation.

All settlements previously discussed include a five year contract period, expiring December 31, 2004.

Effective January 2004, the Brotherhood of Locomotive Engineers merged with the International Brotherhood of Teamsters (IBT). The BLE has changed its name to the Brotherhood of Locomotive Engineers and Trainmen (BLET).

Discontinued Operations – In November 2003, we completed the sale of our entire trucking interest, and as a result, the operations of OTC and Motor Cargo are included in discontinued operations (see note 13 to the Consolidated Financial Statements, Item 8). OTC is a major interstate trucking company specializing in less-than-truckload shipments. OTC serves all 50 states and portions of Canada and Mexico through 170 service centers located throughout the United States providing regional, inter-regional and long haul service. OTC transports a variety of products including machinery, tobacco, textiles, plastics, electronics and paper products. Motor Cargo is a western regional less-than-truckload carrier that provides comprehensive service throughout 10 western states. Motor Cargo transports general commodities, including consumer goods, packaged foodstuffs, industrial and electronic equipment and auto parts.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

Governmental Regulation – Our operations are subject to a variety of federal, state and local regulations, generally applicable to all businesses (see also the discussion of certain regulatory proceedings in Legal Proceedings, Item 3).

The operations of the Railroad are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT) and other federal and state agencies. The operations of the Railroad are also subject to the regulations of the Federal Railroad Administration of the DOT. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension or abandonment of rail lines; and acquisition of control of rail common carriers.

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

Environmental Regulation – In addition to the regulations governing the transportation of hazardous materials, we are subject to extensive federal and state environmental statutes and regulations pertaining to public health and the environment. The statutes and regulations are administered and monitored by the Environmental Protection Agency (EPA) and by various state environmental agencies. Those laws primarily affecting our operations are the Resource Conservation and Recovery Act of 1976, regulating the management and disposal of solid and hazardous wastes, the Comprehensive Environmental Response, Compensation and Liability Act of 1976, regulating the cleanup of contaminated properties, the Clean Air Act regulating air emissions and the Clean Water Act, regulating waste water discharges.

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7.

Item 2. Properties

Our primary real estate, equipment and other property (properties) are owned or leased to support our rail operations. We believe that our properties are in good condition and are adequate for current operations. We operate facilities and equipment designated for both maintenance and repair, including locomotives, railcars and other equipment, and for monitoring such maintenance and repair work. The facilities include rail yards, intermodal ramps and maintenance shops throughout the rail system. We had approximately $1.9 billion in capital expenditures during 2003, including non-cash financings of $188 million, for, among other things, building and maintaining track, structures and infrastructure, upgrading and augmenting equipment and implementing new technologies (see the capital expenditures table in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Condition, Item 7).

Certain of our properties are subject to federal, state and local provisions involving the protection of the environment (see discussion of environmental issues in Governmental and Environmental Regulation, Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7).

Track – Our rail operations utilize approximately 33,000 main line and branch line route miles in 23 states in the western two-thirds of the United States. We own approximately 27,000 route miles with the remainder of route miles operated under trackage rights or leases. As of and for the years ending December 31, 2003, 2002 and 2001, route miles operated and track miles installed and replaced are as follows:

Miles	2003	2002	2001

Main line	27,547	27,504	27,553
Branch line	5,284	5,637	6,033
Yards, sidings and other main lines	21,285	21,760	21,669

Total	54,116	54,901	55,255

Track miles of rail installed and replaced:
New	739	783	857
Used	309	330	388
Ties installed and replaced (000)	4,855	4,531	3,648

Equipment – Our primary rail equipment as of and for the years ending December 31, 2003, 2002 and 2001, consisted of the following:

Equipment	2003	2002	2001

Owned or leased at year-end:
Locomotives	7,251	7,094	6,886
Freight cars:
Covered hoppers	29,374	30,602	33,901
Boxcars	18,691	15,040	15,561
Open-top hoppers	13,489	15,891	17,202
Gondolas	14,955	14,793	15,431
Other	11,296	14,551	14,681
Work equipment and other	6,950	6,950	6,950

Purchased or leased during the year:
Locomotives	265	530	500
Freight cars	580	3,823	793

Average age of equipment (years):
Locomotives	14.3	14.4	14.9
Freight cars	24.5	21.9	22.5

Item 3. Legal Proceedings

Shareholder Litigation

As previously reported, a purported derivative action was filed by nine individuals, seven of whom are members of the Teamsters, on behalf of the Corporation on June 21, 2001, in the Chancery Court of Shelby County, Tennessee, naming as defendants current and certain former directors of the Corporation and various present and former officers and employees of OTC, as well as OTC, and, as a nominal defendant, the Corporation. The derivative action alleged, among other things, that the named defendants breached their fiduciary duties to the Corporation, wasted its assets and mismanaged OTC by opposing the efforts of the Teamsters to organize the employees of OTC. Plaintiffs claimed that the “anti-union” campaign allegedly waged by the defendants cost millions of dollars and caused a substantial decline in the value of OTC. On July 31, 2001, the defendants filed a motion to dismiss the action on various grounds, and on July 1, 2002, the court granted the defendants’ motion and dismissed the derivative action on procedural grounds. The plaintiffs filed an appeal with the Tennessee Court of Appeals, and, on October 7, 2003, the Court of Appeals affirmed the decision of the Chancery Court to dismiss the action on procedural grounds. During the fourth quarter of 2003, the plaintiffs petitioned the Supreme Court of Tennessee to review the decision of the appellate court. The Court has not indicated whether it will hear this appeal.

Environmental Matters

The United States Attorney for the Central District of California has notified us that the office intends to present criminal charges against us for alleged violations of federal environmental laws, including the federal Clean Water Act, in connection with releases of oil contaminated wastewater from our Taylor Yard in 2001 and 2003. In addition, the State authorities are proposing civil penalties for these same releases in the amount of $125,000.

After a series of protracted negotiations, the California Department of Toxic Substances Control (“DTSC”) threatened civil prosecution against us in November 2003, relating to our failure to register as a hazardous waste transporter under California law from April 2000 to August 2001. We contend that we are exempt from the registration requirements due to federal preemption. The DTSC has proposed civil penalties of $125,160 for the alleged violation. We will vigorously oppose this proposed penalty.

As previously reported in our Annual Report on Form 10-K for 2001, on January 30, 2002, the Louisiana Department of Environmental Quality (LDEQ) issued to the Railroad a notice of a proposed penalty assessment in the amount of $195,700. We previously met with the LDEQ regarding this matter to present documentation indicating that no penalty should be assessed. We have filed suit against the LDEQ in Louisiana State District Court challenging the penalty. The LDEQ proposed penalty relates to the derailment of one of our trains carrying hazardous materials near Eunice, Louisiana on May 27, 2000. The derailment caused a fire and explosion that resulted in the evacuation of approximately 3,800 residents of the surrounding area and numerous claims for personal injuries, property damage and business interruption, which was previously reported in our report on Form 10-Q for the period ended June 30, 2000. To date, several class action claims have been filed against the Railroad. The amount of damages have not been specified in these claims; and, therefore, it is not possible to predict the ultimate outcome of these proceedings. Settlement discussions with the class representatives are ongoing. We believe we have substantial defenses and, although losses have exceeded self-insured retention amounts, we believe our insurance coverage is adequate to cover any material damage claims or settlements.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, a criminal case, relating to a series of alleged releases of hazardous materials, was filed against us by the District Attorneys of Merced, Madera and Stanislaus Counties. The criminal case was dismissed in the last quarter of 2003 and was subsequently refiled as a civil action by several counties. The civil suit seeks civil penalties against us in connection with the release of calcium oxide (“lime”), which leaked from an unidentified railcar between Chowchilla and Sacramento, California, on December 27, 2001, and another incident in which lime leaked from a railcar between Chowchilla and Stockton, California on February 21, 2002. The suit contends that regulatory violations occurred by virtue of our alleged failure to timely report the release of a “hazardous material,” our alleged disposal of hazardous waste, and the alleged release of material into the waters of the State of California. The amount of the claim is not specified but could exceed $100,000.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the San Joaquin County District Attorney filed an action against us on February 3, 2003, alleging claims under the California Business and Professions Code section 17200 (unfair business practices), Fish and Game Code section 5650 and 5650.1, California Health and Safety Code section 25189(d) and Public Nuisance, California Civil Code section 3480. The claims arise from a February 16, 2000 derailment in Stockton, California in which a locomotive struck an object on the tracks, resulting in the puncture of a fuel tank. The District Attorney alleged that diesel fuel from this spill entered waters of the State of California. The complaint also asserted claims under the above referenced statutes for any other diesel spill which may have occurred in the State of California, between 2000 and 2003, in which diesel may have passed into waters of the State of California and seeks injunctive relief, as well as civil penalties of $25,000 for the alleged February 16, 2000 diesel spill and total penalties of not less than $250,000 for all diesel spills which may have occurred since 2000. The District Attorney filed an amended complaint on April 10, 2003, which narrowed the claims to the incident of February 16, 2000. The amended complaint seeks both injunctive relief and daily penalties, which could exceed $100,000, for each day that fuel was in the affected waterway.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, on April 26, 2002, we received written notice of a proposed $250,000 penalty from the Illinois Environmental Protection Agency relating to a collision between trains from Conrail and the Railroad. The collision occurred near Momence, Illinois, on March 23, 1999 when an eastbound Conrail train failed to stop at a signal and struck a UPRR train that was properly occupying a crossing. The collision resulted in a release of diesel fuel from the fuel tanks of our locomotive, which was promptly reported and remediated. We received notice in January 2003 that the amount of the proposed penalty, including oversight costs, has been reduced to $127,000. We will vigorously oppose this proposed penalty.

We have received notices from the EPA and state environmental agencies alleging that we are or may be liable under certain federal or state environmental laws for remediation costs at various sites throughout the United States, including sites which are on the Superfund National Priorities List or state superfund lists.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7.

Other Matters

As previously reported, Western Resources, Inc. (Western) filed a complaint on January 24, 2000, in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern and Santa Fe Railway Company (BNSF) materially breached our service obligations under the transportation contract to deliver coal in a timely manner to Western’s Jeffrey Energy Center. On September 12, 2002, the jury returned a verdict finding that the contract had not been breached by the railroads, and the judgment dismissing the case was entered by the court on September 16, 2002. Western filed a motion for a new trial on September 30, 2002, which was denied by the court on March 6, 2003. Western filed notice of its intent to appeal the verdict to the 10th Circuit Court of Appeals on April 4, 2003. On October 22, 2003, Western agreed to have the matter dismissed in exchange for a payment of $50,000 by the railroads, which did not constitute an admission of liability, and, on November 5, 2003, the court dismissed the complaint.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

Our executive officers generally are elected and designated annually by the Board of Directors at our first meeting held after the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of February 6, 2004 relating to the executive officers.

Name	Position	Age	Business Experience During Past Five Years
Richard K. Davidson	Chairman, President and Chief Executive Officer of UPC and Chairman and Chief Executive Officer of the Railroad	62	Current Position

Ivor J. Evans	Vice Chairman of UPC and the Railroad	61	(1)

Robert M. Knight, Jr.	Executive Vice President–Finance and Chief Financial Officer of UPC and the Railroad	46	(2)

L. Merill Bryan, Jr.	Senior Vice President and Chief Information Officer	59	Current Position

Charles R. Eisele	Senior Vice President–Strategic Planning	54	(3)

Barbara W. Schaefer	Senior Vice President–Human Resources	50	Current Position

Robert W. Turner	Senior Vice President–Corporate Relations	54	(4)

Carl W. von Bernuth	Senior Vice President, General Counsel and Secretary	60	Current Position

Bernard R. Gutschewski	Vice President–Taxes	53	Current Position

Mary E. McAuliffe	Vice President–External Relations	57	Current Position

Richard J. Putz	Vice President and Controller	56	(5)

Mary Sanders Jones	Vice President and Treasurer	51	Current Position

James R. Young	President and Chief Operating Officer of the Railroad	51	(6)

James V. Dolan	Vice Chairman of the Board of the Railroad	65	(7)

Dennis J. Duffy	Executive Vice President–Operations of the Railroad	53	Current Position

John J. Koraleski	Executive Vice President–Marketing and Sales of the Railroad	53	Current Position

R. Bradley King	Executive Vice President–Network Design and Integration of the Railroad	55	Current Position

Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

(Continued)

(1)	Mr. Evans was elected to his current position effective February 1, 2004. He served as President and Chief Operating Officer of the Railroad prior thereto.
(2)	Mr. Knight was elected to his current position effective February 1, 2004. He was elected Senior Vice President-Finance for UPC and the Railroad effective February 1, 2002, Vice President and General Manager Automotive for the Railroad effective June 2000 and served as Vice President and General Manager Energy for the Railroad prior thereto.
(3)	Mr. Eisele was elected to his current position effective October 1, 2001. He was Vice President–Strategic Planning and Administration prior thereto.
(4)	Mr. Turner was elected to his current position effective August 2000. Prior thereto, he was Vice President–Public Affairs of Champion International Corporation, a paper and forest products company.
(5)	Mr. Putz was elected Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad effective December 1, 1999. Prior thereto, he was Assistant Vice President and Controller of the Railroad.
(6)	Mr. Young was elected to his current position effective February 1, 2004. He was elected Executive Vice President–Finance of UPC and Chief Financial Officer of the Railroad effective December 1, 1999, Controller of UPC and Senior Vice President–Finance of the Railroad effective March 1999 and served as Senior Vice President–Finance of UPC prior thereto.
(7)	Mr. Dolan was elected to his current position effective September 1, 2002. Prior thereto, he was Vice President-Law of the Railroad.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “UNP”. The following table presents, for the quarters indicated, the dividends declared and the high and low sales prices of our common stock.

2003 - Dollars Per Share	Mar. 31	June 30	Sep. 30	Dec. 31

Dividends	$0.23	$0.23	$0.23	$0.30
Common stock price:
High	61.99	61.99	61.89	69.50
Low	50.90	54.18	57.15	57.80

2002 - Dollars Per Share

Dividends	$0.20	$0.20	$0.20	$0.23
Common stock price:
High	65.15	64.97	64.87	62.15
Low	56.01	54.54	53.00	54.95

At January 31, 2004, there were 258,839,901 shares of outstanding common stock and approximately 32,364 common shareholders of record. On January 30, 2004, the closing price of the common stock on the New York Stock Exchange was $64.40. We have paid dividends to our common shareholders during each of the past 104 years. In the fourth quarter of 2002, we increased our quarterly dividend by 15% to $0.23 per share. In the fourth quarter of 2003, we increased our quarterly dividend by an additional 30% to $0.30 per share. We declared dividends totaling $252 million in 2003 and $210 million in 2002. We are subject to certain restrictions related to the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $6.9 billion and $5.2 billion at December 31, 2003 and 2002, respectively.

Item 6. Selected Financial Data

The following table presents, as of and for the years ended December 31, our selected financial data for each of the last 10 years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and with the Consolidated Financial Statements and notes thereto, Item 8. The information below is not necessarily indicative of the results of future operations.

Millions of Dollars, Except Per Share Amounts, Ratios and Employee Statistics
	2003	2002[b]	2001	2000[c]	1999	1998[d]	1997	1996	1995	1994[e]

For the Year Ended December 31[a]
Operating revenues	11,551	11,159	10,830	10,765	10,175	9,480	10,133	7,825	6,510	5,455
Operating income	2,133	2,253	2,018	1,850	1,784	337	1,134	1,499	1,291	1,078
Income (loss) [f]	1,056	1,265	934	810	765	(101)	435	782	655	533
Net income (loss) [g]	1,585	1,341	966	842	810	(633)	432	904	946	546
Per share – basic:
Income (loss) [f]	4.15	5.02	3.77	3.29	3.10	(0.41)	1.77	3.61	3.20	2.60
Net income (loss) [g]	6.23	5.32	3.90	3.42	3.28	(2.57)	1.76	4.17	4.62	2.66
Per share – diluted:
Income (loss) [f]	4.07	4.78	3.65	3.22	3.05	(0.41)	1.75	3.58	3.19	2.59
Net income (loss) [g]	6.04	5.05	3.77	3.34	3.22	(2.57)	1.74	4.14	4.60	2.66
Dividends per share	0.99	0.83	0.80	0.80	0.80	0.80	1.72	1.72	1.72	1.66
Operating cash flow	2,422	2,199	1,865	2,021	1,823	507	1,568	1,653	1,405	1,006

Millions of Dollars, Except Per Share Amounts, Ratios and Employee Statistics
	2003	2002[b]	2001	2000[c]	1999	1998[d]	1997	1996	1995	1994[e]

At December 31[a]
Total assets [g]	33,460	32,764	31,551	30,917	30,192	29,590	28,860	27,990	19,500	14,543
Total debt	7,989	7,703	8,078	8,351	8,636	8,687	8,510	8,016	6,350	4,462
Convertible preferred securities	-	1,500	1,500	1,500	1,500	1,500	-	-	-	-
Common shareholders’ equity	12,354	10,651	9,575	8,662	8,001	7,393	8,225	8,225	6,364	5,131
Equity per common share	47.85	41.99	38.26	35.09	32.29	29.88	33.30	33.35	30.96	24.92

Additional Data[a]
Commodity revenue	11,041	10,663	10,391	10,270	9,851	9,072	9,712	7,419	6,105	5,216
Carloads (000)	9,239	9,131	8,916	8,901	8,556	7,998	8,453	6,632	5,568	4,991
Operating margin (%)[h]	18.5	20.2	18.6	17.2	17.5	3.6	11.2	19.2	19.8	19.8
Operating ratio (%)[h]	81.5	79.8	81.4	82.8	82.5	96.4	88.8	80.8	80.2	80.2
Average employees (000)	46.4	47.3	48.7	50.5	52.5	53.6	54.0	41.4	35.2	30.8
Revenue per employee (000)	248.9	235.9	222.4	213.2	193.8	176.9	187.6	189.0	184.9	177.1

Financial Ratios (%)[a]
Debt to capital employed[i]	39.3	38.8	42.2	45.1	47.6	49.4	50.9	49.4	49.9	46.5
Return on equity[j]	13.8	13.3	10.6	10.1	10.5	(8.1)	5.3	12.4	16.5	10.9

[a]	Data included the effects of the acquisitions of Southern Pacific Rail Corporation as of October 1, 1996 and Chicago and North Western Transportation Company as of May 1, 1995.
[b]	2002 net income includes $214 million pre-tax ($133 million after-tax) gains on asset dispositions. In addition, net income included a reduction of income tax expense of $67 million related to tax adjustments for prior years’ income tax examinations.
[c]	2000 operating income and net income included $115 million pre-tax ($72 million after-tax) work force reduction charge.
[d]	1998 net loss included a $547 million pre-and after-tax charge for the revaluation of OTC goodwill.
[e]	1994 net income included a net after-tax loss of $404 million from the sale of our waste management operations.
[f]	Based on results from continuing operations.
[g]	Net income and total assets includes the effects of the acquisitions of Motor Cargo as of November 30, 2001 and Skyway Freight Systems, Inc. as of May 31, 1993, and reflects the disposition of our trucking subsidiary in 2003, logistics subsidiary in 1998, natural resources subsidiary in 1996 and waste management subsidiary in 1995.
[h]	Operating margin is defined as operating income divided by operating revenues. Operating ratio is defined as operating expenses divided by operating revenues.
[i]	Debt to capital employed is as follows: total debt divided by debt plus equity plus convertible preferred securities.
[j]	Based on average common shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and applicable notes to the Consolidated Financial Statements, Item 8, and other information included in this report.

The Railroad, along with its subsidiaries and rail affiliates is our one reportable business segment. The Consolidated Financial Statements also include discontinued trucking operations, consisting of OTC and Motor Cargo, which are subsidiaries of Overnite, Inc., formerly an indirect wholly owned subsidiary of UPC. In 2003, we reclassified our trucking operations as discontinued operations.

EXECUTIVE SUMMARY

2003 Highlights

•	Revenue growth - We increased operating revenues by 4% year-over-year to $11.6 billion, the highest level in our history, despite a sluggish economy during the first half of the year. Record revenue levels were achieved in five of our major commodity groups: agricultural, automotive, energy, industrial products and intermodal. The higher revenue was primarily attributable to increased carloads of these commodities, improved average revenue per car and fuel surcharges, and reflects the revenue diversity of our rail franchise, as well as continued focus on our Yield Strategy. The key components of our Yield Strategy are providing premium service for a premium price and achieving a mix of business that maximizes profitability.

•	Free cash flow - We generated net free cash flow of $524 million (excluding proceeds from the Overnite IPO). Free cash flow is defined as cash provided by operating activities less cash used in investing activities, less dividends paid, less non-cash financings plus non-cash acquisitions. Net free cash flow is free cash flow less cash from the sale of discontinued operations.

Free cash flow is considered a non-GAAP financial measure by SEC Regulation G. We believe free cash flow is important in evaluating our financial performance and measures our ability to generate cash without incurring additional external financings. Free cash flow should be considered in addition to, rather than a substitute for cash provided by operating activities. The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions of Dollars	2003	2002	2001

Cash provided by operating activities	$2,422	$2,199	$1,865
Cash used in investing activities	(856)	(1,336)	(1,382)
Dividends paid	(234)	(201)	(198)
Non-cash financings	(188)	(126)	(124)
Non-cash acquisitions	-	-	80

Free cash flow	1,144	536	241
Proceeds from sale of discontinued operations	(620)	-	-

Net free cash flow	$524	$536	$241

•	Overnite IPO - We sold 100% of Overnite through an initial public offering. This resulted in a gain of $211 million (including an income tax benefit of $126 million) in the fourth quarter. We generated $620 million in cash proceeds from the offering.

•	Dividend increase - Reflecting our increased financial strength and improvement of our balance sheet, the Board of Directors increased the quarterly dividend by 30% to $0.30 per share, following an increase of 15% in 2002.

•	Improved balance sheet - We significantly improved our balance sheet by redeeming $1.0 billion of Convertible Preferred Securities (CPS) with cash from operations and the proceeds of the Overnite offering. The remaining $500 million of CPS was refinanced with new unsecured debt with comparably favorable terms.

•	Credit rating upgrade - The Corporation’s long-term unsecured credit rating was upgraded by Moody’s to Baa2, which followed an upgrade by Standard and Poor’s to BBB in 2002. These upgrades reflect our improved balance sheet and will provide us more flexibility with respect to access to capital markets and meeting our financing requirements.

2003 Challenges

•	Energy prices - Energy prices were high throughout the year, increasing our operating expenses by $255 million over 2002. However, our fuel surcharge programs offset about 44% of these higher fuel costs. Our fuel surcharge programs allow us to recover a portion of the increase in fuel expense from customers in the form of higher revenue.

•	Uncertain economy - Continued weakness in the U.S. economy, created a very difficult business environment during the first half of 2003. U.S. industrial production in the first half of 2003 was flat compared to the first half of 2002. The second half of 2003 was up 0.6% compared to the second half of 2002. The impact of this early weakness can be seen in our carload volumes. Carloads for the first three quarters of 2003 were flat year-over-year, with fourth quarter carloads up 4%.

•	Network performance - Our network performance and operating efficiency were adversely affected in the third and fourth quarters by a shortage of trainmen and engineers, combined with an expanded summer track maintenance program and fourth quarter record-level volumes. Programs have been put in place, which we believe should remedy the situation, including, among other things, hiring and training additional employees and accelerating certain locomotive acquisitions.

2004 Expectations

•	Revenue growth - We expect to build on the positive momentum generated during the fourth quarter of 2003, targeting year-over-year commodity revenue growth of 4 to 6 percent for the full year 2004. We are projecting increases in all of our major commodity groups with the exception of energy, which may be slightly down. We expect the largest percentage increases in the intermodal, automotive and agricultural groups, and we should see steady but more modest increases in revenue from chemicals and industrial products shipments.

•	Energy prices - Fuel prices will remain susceptible to price volatility. To help reduce the impact of fuel price volatility on earnings, we will continue to leverage our fuel surcharge programs, and we will continue to adhere to our hedging strategy.

•	Capital spending - In 2004, we expect to spend approximately $2 billion on capital expenditures, including capital leases. These expenditures will be used to maintain track and structures, continue capacity expansions on our main lines, upgrade and augment equipment to better meet customer needs, build infrastructure and develop and implement new technologies. Our 2004 capital expenditures and debt service requirements are expected to be funded through cash generated from operations, additional debt financings and the sale or lease of various operating and non-operating properties. We expect that these sources will continue to provide sufficient funds to meet our expected cash requirements.

•	Free cash flow - We will continue to focus on free cash flow in 2004, with a target of $500 million.

•	Key historical measures:

Millions of Dollars (except fuel prices)	2003	2002	2001

Operating Revenue	$11,551	$11,159	$10,830
Operating Income	2,133	2,253	2,018
Free Cash Flow (excluding Overnite IPO)[a]	524	536	241
Fuel Price Per Gallon[b]	$0.92	$0.73	$0.88
Capital Expenditures[c]	$1,940	$1,820	$1,696

[a]	Free cash flow is defined as cash provided by operating activities less cash used in investing activities, less dividends paid, less non-cash financings plus non-cash acquisitions. See discussion of free cash flow above for a reconciliation of free cash flow to cash provided by operating activities, the most analogous GAAP measurement.
[b]	Including taxes and transportation costs.
[c]	Capital expenditures include non-cash financings of $188 million, $126 million and $124 million in 2003, 2002 and 2001, respectively.

RISK FACTORS

We Face Competition from Other Railroads and Other Transportation Providers - We are subject to competition from other railroads, which operate parallel routes in many of our traffic corridors, in addition to motor carriers and, to a lesser extent, ships, barges and pipelines. Competition can pressure both transit time requirements and pricing, as well as place a greater emphasis on the rate charged and the quality and reliability of the service provided. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality of these alternative modes of transportation in the locations in which we operate, or legislation granting materially greater latitude for motor carriers with respect to size or weight limitations, could have a material adverse effect on our results of operations, financial condition and liquidity.

We Are Subject to Significant Governmental Regulation - We are subject to governmental regulation by a significant number of federal, state and local authorities with respect to our railroad operations and a variety of health, safety, labor, environmental, as discussed below, and other matters. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments may change the legislative or regulatory framework within which we operate without providing us with any recourse for any adverse effects that the change may have on our business. Also, some of the regulations require us to obtain and maintain various licenses, permits and other authorizations, and we cannot assure you that we will continue to be able to do so.

We Are Subject to Significant Environmental Laws and Regulations - Our operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters and the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases. We generate and transport hazardous and non-hazardous waste in our current operations, and we have done so in our former operations. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by us. Environmental liabilities have arisen and may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. We have been and may be subject to allegations or findings to the effect that we have violated, or are strictly liable under, these laws or regulations. Although, we have appropriately recorded current and long-term liabilities for known future environmental costs, we could incur significant costs as a result of any of the foregoing, and we may be required to incur significant expenses to investigate and remediate known, unknown or future environmental contamination, which could have a material adverse effect on our results of operations, financial condition and liquidity.

Rising Fuel Costs Could Materially and Adversely Affect Our Business - Fuel costs constitute a significant portion of our transportation expenses. Diesel fuel prices are subject to dramatic fluctuations. Significant price increases may have a material adverse effect on our operating results. Additionally, fuel prices and supplies are influenced significantly by international political and economic circumstances. If a fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports or otherwise, higher fuel prices and any subsequent price increases would, despite our fuel surcharge programs, materially affect our operating results, financial condition and liquidity.

The Majority of Our Employees Belong to Labor Unions, and Strikes or Work Stoppages Could Adversely Affect Our Operations - We are a party to collective bargaining agreements with various labor unions in the United States. Some of these agreements expire within the next two years. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs.

We May Be Affected by General Economic Conditions - Several of the commodities we transport come from industries with cyclical business operations. As a result, prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities carried by us may have an adverse effect on our operating results, financial condition and liquidity.

Severe Weather Could Result in Significant Business Interruptions and Expenditures - Severe weather conditions and other natural phenomena, including earthquakes, fires and floods, may cause significant business interruptions and result in increased costs, increased liabilities and decreased revenues, which could have an adverse effect on our operating results, financial condition and liquidity.

We Are Dependent on Two Key Suppliers of Locomotives - Due to the capital intensive nature and sophistication of locomotives, there are strong barriers to entry for new suppliers. Therefore, if one of these suppliers discontinues manufacturing locomotives, we could realize a significant increase in the cost and the potential for reduced availability of the locomotives that are necessary to our operations.

We May Be Subject to Various Claims and Lawsuits That Could Result in Significant Expenditures - The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury and property damage, environmental and other matters. Any material changes to current litigation trends could have a material adverse effect on our operating results, financial condition and liquidity.

We May Be Affected by Future Acts of Terrorism or War or Risk of War - Terrorist attacks, such as those that occurred on September 11, 2001, any government response thereto and war or risk of war may adversely affect our results of operations, financial condition, our ability to raise capital or our future growth. Our rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues and have a material adverse effect on our operating results, financial condition or liquidity. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on our operating results, financial condition and liquidity by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets which could restrict our ability to raise capital. In addition, insurance premiums charged for some or all of the coverages currently maintained by us could increase dramatically, or certain coverages may not be available to us in the future.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following are our critical accounting policies that affect significant areas of our financial statements and involve judgment and estimates. If these estimates differ significantly from actual results, the impact on our Consolidated Financial Statements may be material.

Depreciation – The railroad industry is capital intensive. Properties are carried at cost. Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. The lives are calculated using a separate composite annual percentage rate for each depreciable property group, based on the results of a depreciation study. We are required to submit a report on depreciation studies and proposed depreciation rates every three years for equipment property and every six years for road property, to the Surface Transportation Board for review and approval. The cost (net of salvage) of depreciable rail property retired or replaced in the ordinary course of business is charged to accumulated depreciation, and no gain or loss is recognized. A gain or loss is recognized in other income for all other property upon disposition. The cost of internally developed software is capitalized and amortized over a five-year period. An obsolescence review of capitalized software is performed on a periodic basis.

Capital spending in recent years has increased the total value of our depreciable assets. Capital spending totaled $1.9 billion for the year ended December 31, 2003, including non-cash financings of $188 million. In 2003, we implemented depreciation studies, approved by the Surface Transportation Board, resulting in lower depreciation expense of $50 million for the year ended December 31, 2003, due to a reduction in depreciation rates for certain track assets (effective January 1, 2003), partially offset by increased rates for locomotives and other assets (effective July 1, 2003). For the year ended December 31, 2003, depreciation expense was $1.1 billion. Various methods are used to estimate useful lives for each group of depreciable property. Due to the capital intensive nature of the business and the large base of depreciable assets, variances to those estimates could have a material effect on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by $36 million. If the estimated useful lives of all assets to be depreciated were decreased by one year, annual depreciation expense would increase by $39 million.

Environmental – We generate and transport hazardous and non-hazardous waste in our current operations and have done so in our former operations, and we are subject to federal, state and local environmental laws and regulations. We have identified approximately 417 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 51 sites that are the subject of actions taken by the U.S. government, 29 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to the property owned, leased or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on such property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated.

The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. We believe that we have adequately accrued for our ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. For the year ended December 31, 2003 and 2002, we recorded environmental expenses of $26 million and $37 million for continuing operations, respectively. As of December 31, 2003 and 2002, we had a liability of $187 million and $188 million, respectively, of which $57 million and $71 million were classified as current.

Income Taxes – We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.

As required under Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes”, these expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations.

When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events. Based on that analysis, we have determined that a valuation allowance is not appropriate at December 31, 2003.

Pension and Other Postretirement Benefits – We provide defined benefit retirement income to eligible non-union employees through qualified and non-qualified (supplemental) pension plans. Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment with specific reductions made for early retirements. We also provide other postretirement benefits (OPEB). All non-union and certain of our union employees participate in defined contribution medical and life insurance programs for retirees.

We account for our pension plans in accordance with FASB Statement No. 87, “Employers’ Accounting for Pensions” (FAS 87) and our postretirement benefits in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (FAS 106). FAS 87 and FAS 106 require us to make various estimates and assumptions, including discount rates used to value liabilities, expected rates of return on plan assets, salary increases, employee turnover rates, anticipated employee mortality rates and expected future healthcare costs. The estimates we used are based on our historical experience, as well as current facts and circumstances and are updated at least annually. We use third-party actuaries to assist us in properly measuring the expense and liability associated with these benefits.

Funded Status – The funded status of our pension plans represents the difference between the fair value of pension assets and the present value of pension liabilities (projected benefit obligation, or PBO). The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The funded status is impacted by actual asset returns and cash funding, as well as a year-end discount rate, which is used to calculate the present value of the projected benefit obligation. The discount rate we use for this purpose is based on a hypothetical portfolio of high quality bonds with cash flows matching our plans’ expected benefit payments. The OPEB plan is unfunded and funding occurs as claims are paid. The PBO of the OPEB plan is equal to the accumulated benefit obligation, as the present value of OPEB liabilities is not affected by salary increases. The discount rate used in valuing OPEB obligations is equal to the pension discount rate for both 2003 and 2002.

The following table presents the funded status of our pension and OPEB plans, as well as the key assumptions that impact the funded status as of December 31, 2003:

Millions of Dollars	Pension Benefits	OPEB

Funded status:
Fair Value of Plan Assets	$ 1,520	$-
Projected Benefit Obligation	(1,804)	(543)

Funded status	$ (284)	$(543)

Assumptions:
Discount rate	6.50%	6.50%
Salary increase	3.50%	N/A
Health care cost trend rate:
Current	N/A	9.0%
Level in 2008	N/A	5.0%

The following table shows the estimated impact that changes in the assumed discount rate, salary increase and health care cost trend rate would have had on our projected benefit obligation as of December 31, 2003:

Increase / (Decrease) in Projected Benefit Obligation
Millions of Dollars	Pension	OPEB

Discount Rate:
0.25% increase	$(50)	$(15)
0.25% decrease	52	15
Salary Increase:
0.25% increase	6	N/A
0.25% decrease	(5)	N/A
Health Care Cost Trend Rate:
1% increase	N/A	$59
1% decrease	N/A	(49)

Cash Contributions - We follow FAS 87 rules to record the expense and liability associated with our pension plans. However, actual cash funding is governed by employee benefit and tax laws. No cash funding was required for us in 2003. During 2003, we voluntarily contributed $100 million to our funded pension plan.

Contributions required subsequent to 2003 are dependent on asset returns and future discount rates. We do not anticipate minimum pension funding requirements in 2004. We voluntarily contributed $50 million in January of 2004 to help mitigate any potential required funding in the future. Future contributions are expected to be funded primarily by cash generated from operating activities.

Cash funding for OPEB benefits is based on claims paid. Claims paid, net of retiree contributions, totaled $37 million and $46 million for 2003 and 2002, respectively. Expected claims for 2004 total $35 million, net of employee contributions.

Expense - Pension expense for 2003 was $15 million, while we recorded pension income in 2002 of $14 million. OPEB expense for 2003 and 2002 was $43 million and $45 million, respectively. Both pension and OPEB expense is determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on pension plan assets (for pension only). With respect to the value of pension plan assets, the expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. The expected rate of return on assets was 8% for 2003 and 9% for 2002.

Differences in actual experience in relation to assumptions are not recognized immediately, but are deferred and, if necessary, amortized as pension or OPEB expense.

The following table illustrates the estimated impact on 2003 pension and OPEB expense relative to a change in the discount rate, expected return on plan assets and health care cost trend rate.

	Increase/(Decrease) in Expense

Millions of Dollars	Pension	OPEB

Discount Rate:
0.25% increase	$(4)	$(2)
0.25% decrease	1	1
Expected Return on Plan Assets:
0.25% increase	(4)	N/A
0.25% decrease	4	N/A
Health Care Cost Trend Rate:
1% increase	N/A	10
1% decrease	N/A	(9)

Personal Injury and Occupational Illness – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third party actuaries to assist us in properly measuring the expense and liability. Compensation for work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work. Annual expenses for our personal injury-related events were $250 million and $221 million in 2003 and 2002, respectively. As of December 31, 2003 and 2002, we had a liability of $617 million and $671 million accrued for future personal injury costs, respectively, of which $274 million was recorded in current liabilities as accrued casualty costs in both years. We have additional amounts accrued for claims related to certain alleged occupational illnesses. Changes in estimates can vary due to evolving trends in litigation related to personal injury and occupational illness cases based on large jury awards and public pressures associated with certain occupational related injuries.

RESULTS OF OPERATIONS

Millions of Dollars, Except Per Share Amounts and Ratios	2003	2002	2001

Income from continuing operations	$1,056	$1,265	$934
Income from discontinued operations	255	76	32
Cumulative effect of accounting change	274	-	-

Net income	1,585	1,341	966

Diluted Earnings Per Share:
Income from continuing operations	4.07	4.78	3.65
Net income	6.04	5.05	3.77

Income from continuing operations as a percentage of operating revenues	9.1%	11.3%	8.6%
Return on average common shareholders’ equity	13.8%	13.3%	10.6%
Operating margin	18.5%	20.2%	18.6%

Income from Continuing Operations – The decrease in income from continuing operations in 2003 compared to 2002 was driven by higher fuel prices, inflation, network costs (including expenses associated with increased volumes), lower gains from real estate sales (2002 asset sales with the Utah Transit Authority (UTA) for $141 million pre-tax and the Santa Clara Valley Transportation Authority (VTA) for $73 million pre-tax) and debt redemption expenses, which more than offset revenue gains, lower interest expense and productivity improvements. Conversely, the increase in income from continuing operations in 2002 compared to 2001 resulted from double digit operating income growth, lower interest costs, the two large asset sale transactions mentioned previously and tax adjustments of $33 million, reflecting the outcome of income tax examinations for prior years. Operating income in 2002 improved as revenue growth, productivity gains and lower fuel prices more than offset inflation, increased depreciation expense and higher rail costs due to increased rail volume. Productivity is measured by both gross ton miles per inflation-adjusted expense dollar and gross ton miles per employee. Gross ton miles are calculated by multiplying the weight of a loaded or empty freight car by the number of miles hauled.

Operating Revenues – Operating revenue is comprised of commodity revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of Railroad owned or controlled equipment. We recognize commodity revenues on a percentage-of-completion basis as freight moves from origin to destination. Other revenue is recognized as service is performed or contractual obligations are met.

Operating revenues increased $392 million (4%) to $11.6 billion in 2003 over 2002, following an increase of $329 million (3%) in 2002 over 2001. Commodity revenue increased $378 million (4%) in 2003 and $272 million (3%) in 2002. The increase in 2003 was driven by growth in the Industrial Products, Agricultural, Intermodal and Energy commodity groups, including revenue from our fuel surcharge programs, while the increase in 2002 was a result of growth in the Automotive, Intermodal, Agricultural and Industrial Products commodity groups. Revenue carloads increased 1% and 2% in 2003 and 2002, respectively, while average revenue per car (referred to as ARC) increased 2% to $1,195 in 2003 and was $1,168 and $1,165 in 2002 and 2001, respectively. Other revenue increased $14 million (3%) in 2003 and $57 million (13%) in 2002, driven by increased passenger, subsidiary and accessorial revenues in both years.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads and average revenue per car by commodity type:

Commodity Revenue in Millions of Dollars	2003	2002	2001

Agricultural	$1,578	$1,506	$1,454
Automotive	1,216	1,209	1,118
Chemicals	1,589	1,575	1,545
Energy	2,412	2,343	2,399
Industrial Products	2,180	2,035	1,970
Intermodal	2,066	1,995	1,905

Total	$11,041	$10,663	$10,391

Revenue Carloads in Thousands	2003	2002	2001

Agricultural	883	875	869
Automotive	820	818	763
Chemicals	888	904	879
Energy	2,187	2,164	2,161
Industrial Products	1,478	1,419	1,412
Intermodal	2,983	2,951	2,832

Total	9,239	9,131	8,916

Average Revenue Per Car	2003	2002	2001

Agricultural	$1,787	$1,722	$1,673
Automotive	1,484	1,477	1,465
Chemicals	1,788	1,742	1,756
Energy	1,103	1,083	1,111
Industrial Products	1,475	1,434	1,395
Intermodal	693	676	673

Total	$1,195	$1,168	$1,165

Agricultural – Revenue in 2003 rose 5% due to a 4% improvement in ARC and a 1% increase in carloads following revenue growth of 4% in 2002, resulting from a 3% gain in ARC and a 1% growth in carloads. In 2003, the improvement was driven by higher wheat demand for Gulf exports, in addition to added ethanol shipments resulting from heightened demand for the fuel additive. Revenue gains were also achieved through additional shipments of sugar beets due to a favorable crop in 2003 and canned and packaged foods resulting from additional, longer-haul shipments from the west coast. ARC grew due to the positive mix impact of longer average length of haul shipments, as well as price increases and fuel surcharges. In 2002, revenues grew due to strong export demand and more shipments to Mexico. Revenue gains were also achieved through increased shipments of cottonseed, ethanol (used as a fuel additive) and frozen french fries. ARC rose due to higher average length of haul, resulting from fewer short-haul empty storage moves and corn processor shipments, combined with additional long-haul meals and oils and animal feed shipments.

Automotive – Revenue increased 1% in 2003 as a result of a slight rise in both carloads and ARC following an 8% increase in 2002, which resulted from a 7% gain in carloads and 1% growth in ARC. 2003 revenue growth was the result of additional volume due to market share gains for materials shipments, partially offset by a decline in revenues from domestic manufacturers, as the softening economy weakened demand for finished vehicles and forced production cuts. ARC was up slightly in 2003, as price increases were partially offset by the mix impact of disproportionate growth in materials shipments, which move at a lower ARC than finished vehicles. In 2002, volume growth resulted from market share gains for finished vehicles, where carloads were up 11% despite a decline in U.S. light vehicle sales. Materials shipments declined 1%, due primarily to reduced production in Mexico. Market share gains partially offset the decline. ARC increased as a result of a shift in mix, resulting from increased higher ARC vehicles shipments and a decline in lower ARC materials shipments. In addition, average length of haul for vehicle shipments increased due to mix of business.

Chemicals – Revenue in 2003 grew 1%, as a 2% decline in carloads was offset by a 3% increase in ARC. Revenue in 2002 rose 2% as a result of a 3% increase in carloads offset by a 1% decrease in ARC. In 2003, reduced plastics volume led the decline in carloads as the soft economy combined with higher input costs caused producers to lower inventories and reduce shipments. Growth of market demand for domestic and export soda ash partially offset the decline. ARC improved due to a mix shift toward longer average length of haul moves, driven by fewer cars in storage-in-transit, in addition to price increases and fuel surcharges. Conversely, in 2002, volume rose for liquid and dry chemicals due to relatively higher economic demand from industrial manufacturers. Plastics shipments rose as a result of increased demand for consumer durables. Revenue also grew due to higher domestic demand for fertilizer and demand for domestic and export soda ash shipments. ARC declined during 2002, as a result of changes in customer contract terms.

Energy – Revenue climbed 3% in 2003 compared to a 2% decrease in 2002. In 2003, strong utility demand due to lower inventories in the last three quarters more than offset the absence of export traffic from the Colorado and Utah mining regions (which Japan is now sourcing from other Far Eastern producers), resulting in a 1% increase in carloads. Fourth quarter carloads were the highest ever from the Southern Powder River Basin and Colorado and Utah mining regions. During 2003, tonnage moved from the Southern Powder River Basin was also the highest ever for us. ARC increased 2%, primarily due to index-based contract escalators. Conversely, the 2002 revenue decrease was driven by a 3% decrease in ARC. ARC declined due to the impact of contract price negotiations on expiring long-term contracts with certain major customers. Increased carloads and coal trains loaded per day in the Southern Powder River Basin in Wyoming were offset by reduced West Coast export shipments originating from the Colorado and Utah mining regions.

Industrial Products – Revenue increased 7% and 3% in 2003 and 2002, respectively. Revenue in 2003 was driven by 3% growth in ARC and a 4% improvement in carloads, which was attributable to government, steel and lumber business growth. The increase in government shipments was driven by movement of military equipment and ammunition in support of the war effort. Lumber positively impacted carloads, as housing starts and low interest rates continue to drive demand. Steel and scrap shipments also increased as the weakening dollar created higher domestic and export demand for U.S. produced steel, augmented by market share gains. ARC rose due to price increases, fuel surcharges and more high-ARC lumber moves. Revenue in 2002 was primarily driven by a 3% increase in ARC, augmented with a slight improvement in carloads. Increased lumber shipments were the primary growth driver, due to strong housing construction and greater production in the Pacific Northwest region. Stone shipments grew due to strong building and road construction activity in the South. Higher general demand for paper and newsprint commodities also positively impacted revenues. Reduced shipments of steel and metallic shipments in the first three quarters partially offset these increases. However, steel shipments rebounded in the fourth quarter as new U.S. tariffs made domestic producers more price-competitive with foreign producers. ARC improved due to price increases and a greater mix of longer average length of haul.

Intermodal – Revenue climbed 4% in 2003 driven by a 3% increase in ARC and a 1% gain in carloads, which followed a 5% increase in revenue for 2002 on the strength of a 4% gain in carloads. In 2003, carloads were up due to strong imports and improved economic conditions as well as the year over year impact of the labor dispute between the International Longshoreman and Warehouse Union (ILWU) and the Pacific Maritime Association (PMA) which occurred primarily in the fourth quarter of 2002. ARC in 2003 improved due to fuel surcharges and price increases. Revenue in 2002 increased resulting from strong import demand, truck conversion and price increases. These gains were partially offset by the ILWU/PMA labor dispute, which had a significant impact on intermodal volumes during the fourth quarter, primarily in October. The slight increase in ARC was the result of price increases, offset by the mix impact of a greater number of lower revenue per car international shipments.

Mexico Business – Included in the commodity revenue reported above is revenue from shipments to and from Mexico. This revenue grew 2% to $893 million in 2003 compared to a 1% increase to $873 million for 2002. Business growth in 2003 was led by market share gains in auto parts shipments and increased revenue for agricultural products resulting from higher corn and meal exports, as well as increased beer imports. In 2002, shipments increased for agricultural products, chemicals, and industrial products commodity groups. Increased revenue for agricultural products resulted from higher corn and meal exports, as well as increased beer imports. Increased chemicals business consisted of plastics exports, in addition to higher imports and exports of liquid and dry chemicals. Reduced automobile production partially offset these gains resulting in fewer shipments of finished vehicles.

Operating Expenses - Operating expenses increased $512 million (6%) to $9.4 billion in 2003 compared to 2002, following an increase of $94 million (1%) to $8.9 billion in 2002 compared to 2001. The increase in 2003 expenses was due primarily to higher fuel prices in addition to wage and benefit inflation and volume-related costs, as gross ton miles increased 3% for the year. A 2% reduction in employment levels, combined with lower depreciation expense and cost control efforts partially offset the increase. Cost control efforts are defined as focused actions to reduce discretionary spending and failure costs. Expenses in the third and fourth quarters were also negatively affected by increased crew and asset utilization costs, associated with a deterioration in network fluidity as discussed under Other Matters in this Item 7. The increase in 2002 expenses reflects wage and benefit inflation, higher equipment rents, depreciation expenses and increased purchased services and other costs. These increases were partially offset by a 3% reduction in employment levels, lower fuel prices and cost control efforts.

Salaries, Wages and Employee Benefits – Salaries, wages and employee benefits were $3.9 billion, $3.7 billion and $3.6 billion in 2003, 2002 and 2001, respectively. The increase in 2003 of $198 million (5%) was driven by the adoption of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), which accounted for $110 million of the increase. Other drivers included inflation, volume-related costs (driven by a 3% increase in gross ton miles), protection costs, increased crew utilization costs due to a shortage of available crews and pension expense. Protection cost represents the differential payment when the wage earned for active employment is lower than an employee’s “protected” rate of pay. An individual’s protected rate is imposed by the Surface Transportation Board for employees adversely affected by a merger or is established by collective bargaining agreements in other cases. The increase in 2002 of $108 million (3%) was primarily driven by inflation and volume-related costs associated with a 4% increase in gross ton miles. A 3% reduction in employee force levels in conjunction with worker productivity improvements partially offset the inflation and higher volume-related costs.

Equipment and Other Rents – Equipment and other rents primarily includes rental expense the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses decreased $19 million (2%) in 2003 compared to 2002, following an increase of $26 million (2%) in 2002 from 2001. The decrease in 2003 was due primarily to lower rental prices for private railcars, partially offset by higher locomotive lease expense and increased car cycle times driven by higher inventory of cars on the system due to slower network train speed in the third and fourth quarters. Conversely, the increase in expense in 2002 compared to 2001 was driven by higher locomotive leases and volume-related costs, partially offset by savings from lower car cycle times. Car cycle time for equipment and other rents is defined as the average number of accumulated days that loaded and empty cars from other railroads spend on UPRR’s system. The higher locomotive lease expense in both years is attributable to the Railroad’s increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during each year.

Depreciation – The majority of depreciation relates to track structure, including rail, ties and other track material. Depreciation expense decreased $80 million (7%) in 2003 from 2002 levels, following an increase of $21 million (2%) in 2002 compared to 2001. The 2003 decrease was driven by the adoption of FAS 143 as well as the implementation of depreciation studies approved by the Surface Transportation Board, which resulted in lower depreciation rates in 2003 for certain track assets, partially offset by increased rates for locomotives and other assets. Conversely, capital spending in recent years has increased the total value of depreciable assets, partially offsetting the favorable impact of FAS 143 and the depreciation studies in 2003. The increase in expenses for 2002 compared to 2001 resulted primarily from a higher depreciable asset base.

Fuel and Utilities – Fuel and utilities include locomotive fuel, utilities other than telephone and gasoline and other fuels. Expenses increased $276 million (26%) in 2003 over 2002 compared to a decrease of $184 million (15%) in 2002 versus 2001. The increase in 2003 and decrease in 2002 were driven by fuel prices, which averaged 92, 73 and 88 cents per gallon in 2003, 2002 and 2001, respectively (including taxes and transportation costs). The higher fuel price in 2003 contributed $255 million to the increase; however, approximately 44% of these costs were recovered through our fuel surcharge programs and are included in operating revenues. A 3% and 4% increase in gross ton miles in 2003 and 2002 resulted in an additional $25 million and $43 million in fuel expense. Additionally, the Railroad hedged approximately 13% and 42% of its fuel consumption for 2003 and 2002, in accordance with its policy applicable to hedging, which decreased fuel costs by $28 million in 2003 and $55 million in 2002.

Materials and Supplies – Materials used for the maintenance of the Railroad’s lines, structures and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies and the costs of freight services purchased to ship company materials are also included. Expenses decreased by $62 million (13%) in 2003 and $11 million (2%) in 2002. The lower expense in 2003 was primarily driven by costs associated with track removal. Additionally, expense in both 2003 and 2002, decreased due to fewer locomotives repaired, cost control measures and a shift to more contracting of locomotive repairs, which resulted in a corresponding increase to Purchased Services and Other Costs. The 2003 reduction was partially offset by higher costs for locomotive materials, while the decrease in 2002 expense was partially offset by higher costs for freight car repairs.

Casualty Costs – The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Costs in 2003 increased $57 million (16%) following an increase of $30 million (9%) in 2002. The increase in 2003 was driven by higher personal injury expense, insurance costs due to increased premiums and expenses associated with destruction of foreign equipment. Destruction of foreign equipment expense is incurred when equipment owned by other railroads is damaged while in our possession. Higher personal injury and insurance costs in 2002 were partially offset by lower costs for freight damage and destruction of foreign equipment.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense and computer and other general expenses. Expenses increased $142 million (15%) in 2003, as a result of higher state and local taxes, increased spending for contract services and joint facility expense. Crew transportation costs and trucking expenses for intermodal containers also increased due to network performance. State and local taxes increased primarily as a result of higher income levels used to assess property taxes. Growth in contract services was primarily driven by higher costs for contracting of locomotive maintenance (referenced in Materials and Supplies) and contract-related expenses resulting from the cost of track removal. Joint facilities costs were up due to reduced haulage receipts and increased expenses associated with a new joint facility contract. Expenses increased $104 million (13%) in 2002, as a result of higher state and local taxes, increased spending for contract services and joint facility expense.

Operating Income – Operating income decreased $120 million (5%) to $2.1 billion in 2003 following an increase of $235 million (12%) to $2.3 billion in 2002. In 2003, revenue growth, productivity gains and lower depreciation expense were more than offset by higher fuel prices, inflation, volume and resource utilization costs. In 2002, revenue growth, productivity gains and lower fuel prices more than offset inflation, increased depreciation expense and higher rail costs due to increased rail volume.

Non-Operating Items – Interest expense decreased $58 million (9%) and $68 million (10%) in 2003 and 2002, respectively. The improvement in both years was a result of lower weighted-average debt levels, including the Convertible Preferred Securities, of $8,939 million, $9,523 million and $9,979 million in 2003, 2002 and 2001, as well as lower weighted-average interest rates of 6.4% in 2003, 6.6% in 2002 and 7.0% in 2001. Other income fell $246 million in 2003, following an increase of $163 million in 2002. The reduction in 2003 and increase in 2002 were primarily a result of higher 2002 real estate gains (2002 asset sales to the Utah Transit Authority with a pre-tax value of $141 million and the Santa Clara Valley Transit Authority with a pre-tax value of $73 million). Other income for 2003 was also negatively affected by redemption costs associated with the early retirement of $1.5 billion of Convertible Preferred Securities. Income tax expense decreased $99 million (15%) in 2003 versus an increase of $135 million (25%) in 2002 over 2001. The decrease in 2003 was driven by lower pre-tax income, which was partially offset by a tax adjustment recognized in 2002 for prior years’ income tax examinations. The increase in income tax expense for 2002 resulted from higher pre-tax income in 2002, which was partially offset by the tax adjustment previously mentioned.

Discontinued Operations

Revenues from discontinued operations were $1.2 billion, $1.3 billion and $1.1 billion for 2003, 2002 and 2001, respectively. Revenues for 2003 decreased as a result of the loss of November and December revenues due to the sale of our trucking interest on November 5, 2003. The decrease was partially offset by increased volume, yield improvements and price improvements. The increase in revenues for 2002 was due to volume growth, yield improvements and higher revenue for special services, partially offset by lower fuel surcharge revenue as a result of lower fuel prices in 2002. Income from discontinued operations was $255 million, $76 million and $32 million in 2003, 2002 and 2001. Income from discontinued operations in 2003 included the net gain from the sale of our trucking interest of $211 million, including an income tax benefit of $126 million, while 2002 income included a one-time benefit of $34 million as a result of the resolution of certain tax matters with the Internal Revenue Service, which was accounted for as a reduction of income tax expense during the period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, our principal sources of liquidity included cash, cash equivalents, the sale of receivables and revolving credit facilities, as well as issuance of commercial paper and other sources of financing through the capital markets. We had $1.925 billion of credit facilities available, of which there were no borrowings outstanding as of December 31, 2003. The sale of receivables program is subject to certain requirements including the maintenance of an investment grade bond rating. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Receivables sold as of December 31, 2003 were $590 million. In January 2004, we reduced the outstanding undivided interest held by investors by $30 million to $560 million, due to a decrease in available receivables at December 31, 2003. Access to commercial paper is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to utilize commercial paper as a source of liquidity. Liquidity through the capital markets is also dependent on our financial stability.

At December 31, 2003 and 2002, we had a working capital deficit of $367 million and $625 million, respectively. A working capital deficit is not uncommon in our industry and does not indicate a lack of liquidity. We maintain adequate resources to meet our daily cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Financial Condition

Cash from operations was $2.4 billion, $2.2 billion and $1.9 billion in 2003, 2002 and 2001, respectively. The increase from 2002 to 2003 is due to working capital performance and cash from the discontinued operations, partially offset by lower income from continuing operations. The increase from 2001 to 2002 was primarily due to higher net income partially offset by pension plan funding.

Cash used in investing activities was $856 million, $1.3 billion and $1.4 billion in 2003, 2002 and 2001. The reduction in 2003 is primarily driven by proceeds of $620 million from the sale of our trucking interest, which was partially offset by lower proceeds from asset sales and increased 2003 capital spending. The amount decreased slightly from 2001 to 2002 as higher real estate sales, a warranty refund from a vendor and a dividend from an affiliate in 2002 were partially offset by higher capital spending.

The table below details capital expenditures for the years ended December 31, 2003, 2002 and 2001 (including non-cash financings of $188 million, $126 million and $124 million, respectively).

Capital Expenditures Millions of Dollars	2003	2002	2001

Track	$1,224	$1,200	$1,125
Locomotives	373	187	176
Freight cars	13	11	27
Facilities and other	330	422	368

Total	$1,940	$1,820	$1,696

Cash used in financing activities was $1.4 billion, $599 million and $484 million in 2003, 2002 and 2001, respectively. The increase from 2002 to 2003 reflects higher debt repayments of $2.1 billion in 2003 (including $1.5 billion of Convertible Preferred Securities) compared to $1.2 billion in 2002, and higher dividend payments, partially offset by an increase in proceeds from stock option exercises of $66 million. The increase from 2001 to 2002 reflects lower financings ($648 million in 2002 versus $881 million in 2001), partially offset by an increase in stock option exercise proceeds of $98 million and slightly lower debt repayments.

We expect to spend approximately $2 billion on capital expenditures in 2004, including capital leases. Our 2004 capital expenditures and debt service requirements are expected to be funded through cash generated from operations, additional debt financings and the sale or lease of various operating and non-operating properties.

Including the Convertible Preferred Securities as an equity instrument, the ratio of debt to total capital employed was 39.3%, 38.8% and 42.2% at December 31, 2003, 2002 and 2001, respectively. The increase in our ratio in 2003 is due to the redemption of the $1.5 billion of Convertible Preferred Securities and higher debt levels, partially offset by higher equity levels. The reduction in 2002 is due to lower debt levels and higher equity balances.

For the years ended December 31, 2003, 2002 and 2001, our ratio of earnings to fixed charges was 3.2, 3.4 and 2.6, respectively. The ratio of earnings to fixed charges is based on continuing operations. Earnings represent income before discontinued operations and cumulative effect of accounting change, less equity in undistributed earnings of unconsolidated affiliates, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount and the estimated amount representing the interest portion of rental charges. The change in our ratio is due primarily to the changes in our income from continuing operations.

Financing Activities

Credit Facilities - We had no commercial paper borrowings outstanding as of December 31, 2003. Commercial paper is issued from time to time for working capital needs and is supported by $1.925 billion in credit facilities. Our credit facilities include $925 million of 364-day revolving credit facilities expiring in March 2004, and $1.0 billion of 5-year revolving credit facilities expiring in March 2005. We have the option to hold higher cash balances in addition to or in replacement of the credit facilities to support commercial paper. These credit facilities also allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. The credit facilities require the maintenance of a minimum net worth and a debt to net worth coverage ratio. At December 31, 2003, we were in compliance with these covenants. The credit facilities do not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing) or any provision that could require the posting of collateral. The credit facilities are designated for general corporate purposes, and none of the credit facilities were used as of December 31, 2003. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. We are reviewing rollover options for the credit facilities.

To the extent we have long-term credit facilities available, we have reclassified certain short-term debt on a long-term basis. At December 31, 2003 and 2002, approximately $324 million and $188 million of short-term borrowings that we intend to refinance were reclassified as long-term debt. This reclassification reflects our intent to refinance these short-term borrowings and current maturities of long-term debt on a long-term basis through the issuance of commercial paper or new long-term financings, or by using the currently available long-term credit facility if alternative financing is not available.

Redemption of Convertible Preferred Securities - During 2003, we exercised our option to redeem the entire $1.5 billion of the Convertible Preferred Securities (CPS). The CPS were issued in April 1998 by our wholly owned subsidiary, Union Pacific Capital Trust, at a price of $50 each and paid quarterly cash dividends at an annual rate of 6 1/4%. The redemption was funded with a combination of cash from operations, the issuance of $500 million of debt in June 2003, and cash proceeds from the initial public offering of Overnite. The $1.5 billion redemption, net of the $500 million debt issuance, will reduce interest expense by approximately $71 million, pre-tax, annually and eliminate the dilutive effect of the CPS on earnings per share. Total one-time costs incurred in 2003, associated with the redemption, were approximately $45 million and are included in other income.

Shelf Registration Statement and Significant New Borrowings - Under a current shelf registration statement filed in 2002, we may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. During February 2003, under the shelf registration, we issued $250 million of 3 7/8% fixed rate debt with a maturity of February 15, 2009. The proceeds of the issuance were used for repayment of debt and other general corporate purposes. On June 5, 2003, we issued $300 million of 3 5/8% fixed rate debt with a maturity of June 1, 2010 and $200 million of 5 3/8% fixed rate debt with a maturity of June 1, 2033. The proceeds of the issuance were used to redeem $500 million of CPS on July 7, 2003. In December 2003, we filed a new $1.0 billion shelf registration statement, which became effective December 29, 2003. Under this shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. At December 31, 2003, we had $250 million remaining for issuance under the 2002 shelf registration and the full $1.0 billion for issuance under the new 2003 shelf registration. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities in 2004 to replace existing debt and otherwise access capital through issuances of debt securities under these registrations.

During May 2003, we entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $188 million and is included in the Consolidated Statements of Financial Position as debt.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

As described in the notes to the Consolidated Financial Statements, Item 8, and as referenced in the tables below, we have contractual obligations and commercial commitments that may affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material adverse effect on our consolidated results of operations, financial condition or liquidity. In addition, the commercial obligations, financings and commitments made by us are customary transactions which are similar to those of other comparable industrial corporations, particularly within the transportation industry.

The following tables identify material obligations and commitments as of December 31, 2003:

		Payments Due by Period
Contractual Obligations Millions of Dollars	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years

Debt (note 4)[a]	$6,439	$373	$1,151	$1,281	$3,634
Operating leases (note 5)	2,975	439	733	482	1,321
Capital lease obligations (note 5)[b]	2,525	223	398	352	1,552
Purchase obligations [c]	3,456	427	595	462	1,972

Total contractual obligations	$15,395	$1,462	$2,877	$2,577	$8,479

[a]	Excludes capital lease obligations of $1,531 million and market value adjustments of $19 million for debt with qualifying hedges that are recorded as assets on the Consolidated Statements of Financial Position.
[b]	Represents total obligations, including interest component.
[c]	Purchase obligations include locomotive maintenance contracts, purchase commitments for locomotives, ties, ballast and track and agreements to purchase other goods and services.

Other Commercial Commitments Millions of Dollars	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years

Credit facilities (note 4)[a]	$1,925	$ 925	$1,000	$ -	$ -
Sale of receivables (note 2)[b]	600	600	-	-	-
Guarantees (note 9)[c]	399	16	17	13	353
Standby letters of credit (note 9)[d]	49	39	10	-	-

Total commercial commitments	$2,973	$1,580	$1,027	$13	$353

[a]	None of the credit facilities were used as of December 31, 2003.
[b]	$590 million of the facility was utilized at December 31, 2003.
[c]	Includes guaranteed obligations of affiliated operations.
[d]	None of the letters of credit were drawn upon as of December 31, 2003.

Sale of Receivables – The Railroad has sold without recourse on a 364-day revolving basis, an undivided interest in a designated pool of accounts receivable to investors through Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. At December 31, 2003 and 2002, UPRI had transferred $695 million and $667 million, respectively, of accounts receivable to the investors. UPRI subsequently sells an interest in such pool to the investors and retains an undivided interest in a portion of these receivables. This retained interest is included in accounts receivable in our Consolidated Financial Statements. At December 31, 2003 and 2002, UPRI had a retained interest of $105 million and $67 million, respectively. The outstanding undivided interest held by investors of $590 million and $600 million at December 31, 2003 and 2002, respectively, is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction. These sold receivables are no longer included in our Consolidated Financial Statements.

On August 7, 2003, the program was renewed for one year with a capacity to sell to the investors an undivided interest in accounts receivable of $600 million. The amount of receivables sold fluctuates based upon the availability of the amount of receivables eligible for sale and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution percentages were to increase one percentage point, the amount of receivables available for sale would decrease by $6 million. Should our credit rating fall below investment grade, the amount of receivables sold would be reduced, and, in certain cases, the investors have the right to discontinue this reinvestment.

The investors have designated the Railroad to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate the Railroad for its responsibilities. The costs of the sale of receivables program are included in other income and were $10 million, $13 million and $27 million in 2003, 2002 and 2001, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. Payments collected from sold receivables can be reinvested in new receivables on behalf of the buyers. Proceeds from collections reinvested in the program were approximately $11 billion in both 2003 and 2002.

In January 2004, UPRI reduced the outstanding undivided interest held by investors by $30 million to $560 million, due to a decrease in available receivables at December 31, 2003.

Headquarters Building - The Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which is being constructed in Omaha, Nebraska. The expected completion date of the building is mid-2004. It will total approximately 1.1 million square feet with approximately 3,800 office workspaces. The cost to construct the new headquarters, including capitalized interest, is approximately $260 million. We have guaranteed all of the Railroad’s obligation under this lease.

UPRR is the construction agent for the lessor during the construction period. The Railroad has guaranteed, in the event of a loss caused by, or resulting from, our actions or failures to act as construction agent, 89.9% of the building related construction costs incurred up to that point during the construction period. Total building related costs incurred and drawn from the lease funding commitments as of December 31, 2003, were approximately $125 million. Accordingly, the Railroad’s guarantee at December 31, 2003, was approximately $113 million. As construction continues and additional costs are incurred, this guarantee will increase accordingly. At December 31, 2003, we had a liability recorded of approximately $7 million related to the fair value of this guarantee.

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

OTHER MATTERS

Inflation – The cumulative effect of long periods of inflation has significantly increased asset replacement costs for capital-intensive companies. As a result, assuming that all operating assets are replaced at current price levels, depreciation charges (on an inflation-adjusted basis) would be substantially greater than historically reported amounts.

Derivative Financial Instruments – We use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices and to achieve our interest rate objectives. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. We use swaps, collars, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future gains from favorable movements. We use interest rate swaps to manage our exposure to interest rate changes. The purpose of these programs is to protect our operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At December 31, 2003 we have not been required to provide collateral, nor have we received collateral relating to our hedging activities.

In addition, we enter into secured financings in which the debtor has pledged collateral. The collateral is based upon the nature of the financing and the credit risk of the debtor. We generally are not permitted to sell or repledge the collateral unless the debtor defaults.

Determination of Fair Value – The fair values of our derivative financial instrument positions at December 31, 2003 and 2002 were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

Sensitivity Analyses – The sensitivity analyses that follow illustrate the economic effect that hypothetical changes in interest rates or fuel prices could have on our results of operations and financial condition. These hypothetical changes do not consider other factors that could impact actual results.

Interest Rates – We manage our overall exposure to fluctuations in interest rates by adjusting the proportion of fixed and floating rate debt instruments within our debt portfolio over a given period. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of each as debt matures or as incremental borrowings are required. Derivatives are used as one of the tools to obtain the targeted mix. In addition, we also obtain flexibility in managing interest costs and the interest rate mix within our debt portfolio by evaluating the issuance of and managing outstanding callable fixed-rate debt securities.

At December 31, 2003 and 2002, we had variable-rate debt representing approximately 10% and 12%, respectively, of our total debt. If variable interest rates average one percentage point higher in 2004 than our December 31, 2003 variable rate, which was approximately 3%, our interest expense would increase by approximately $7 million. If variable interest rates averaged one percentage point higher in 2003 than our 2002 annual variable rate, which was approximately 3%, our interest expense would have increased by approximately $8 million. This amount was determined by considering the impact of the hypothetical interest rates on the balances of our variable-rate debt at December 31, 2003 and 2002, respectively.

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in the benchmark interest rate (LIBOR). The swaps have been accounted for using the short-cut method as allowed by FASB Statement No. 133 (FAS 133); therefore, no ineffectiveness has been recorded within our Consolidated Financial Statements. In March 2003, we entered into an interest rate swap on $250 million of debt with a maturity date of October 2007. In May 2002, we entered into an interest rate swap on $150 million of debt with a maturity date of February 2023. This swap contained a call option that matched the call option of the underlying hedged debt, as allowed by FAS 133. In January 2003, the swap’s counterparty exercised its option to cancel the swap, effective February 1, 2003. Similarly, we exercised our option to redeem the underlying debt. As of December 31, 2003 and 2002, we had interest rate swaps hedging debt of approximately $818 million and $898 million, respectively.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2003, and amounts to approximately $573 million at December 31, 2003. Market risk resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2002, amounted to approximately $561 million at December 31, 2002. The fair values of our fixed-rate debt were estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

Fuel – Fuel costs are a significant portion of our total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, we periodically use swaps, collars, futures and/or forward contracts, as well as our fuel surcharge programs, to mitigate the impact of adverse fuel price changes.

As of December 31, 2003, collars are in place for 9% of expected fuel consumption for 2004. The collars have a floor of $0.64, a cap of $0.74 and a ceiling of $0.86 per gallon, excluding taxes, transportation costs and regional pricing spreads. As of December 31, 2003, we had no outstanding hedges for 2005. Based on annualized fuel consumption during 2003, and excluding the impact of the hedging program, each one-cent increase in the price of fuel would have resulted in approximately $8 million of additional fuel expense, after tax.

As of December 31, 2002, we hedged approximately 7% of our forecasted 2003 fuel consumption using fuel swaps at $0.58 per gallon, excluding taxes, transportation costs and regional pricing spreads.

Accounting Pronouncements – In December 2003, the FASB published a revision to FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. We adopted FIN 46 in June of 2003. The revision did not require us to modify our accounting related to the implementation of FIN 46.

Network Performance - Our network performance and operating efficiency were adversely affected in the third and fourth quarters by a shortage of trainmen and engineers, combined with an expanded summer track maintenance program and fourth quarter record-level volumes. Additional operating expenses were incurred as crew utilization costs and car cycle times increased due to slower network train speed. As discussed under Operating Expenses in this Item 7, labor, rent expense and other costs were affected by our network performance. Programs have been put in place, which we believe should remedy the situation, including, among other things, hiring and training additional employees and accelerating certain locomotive acquisitions.

Commitments and Contingencies – There are various claims and lawsuits pending against us and certain of our subsidiaries. We are also subject to various federal, state and local environmental laws and regulations, pursuant to which we are currently participating in the investigation and remediation of various sites.

CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, and future economic performance, statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts.

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

The following important factors, in addition to those discussed in “Risk Factors” in Item 7, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•	whether we are fully successful in implementing our financial and operational initiatives, including gaining new customers and retaining existing ones, along with containment of operating costs;

•	material adverse changes in economic and industry conditions, both within the United States and globally;

•	the effects of adverse general economic conditions affecting customer demand and the industries and geographic areas that produce and consume commodities carried by us;

•	industry competition, conditions, performance and consolidation;

•	general legislative and regulatory developments, including possible enactment of initiatives to re-regulate the rail industry;

•	legislative, regulatory, or legal developments involving taxation, including enactment of new federal or state income tax rates, revisions of controlling authority, and the outcome of tax claims and litigation;

•	changes in securities and capital markets;

•	natural events such as severe weather, fire, floods, earthquakes or other disruptions of our operating systems, structures and equipment;

•	any adverse economic or operational repercussions from terrorist activities and any governmental response thereto;

•	war or risk of war;

•	changes in fuel prices;

•	changes in labor costs and labor difficulties, including stoppages affecting either our operations or our customers’ abilities to deliver goods to us for shipment; and

•	the outcome of claims and litigation, including those related to environmental contamination, personal injuries and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes.

Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information concerning market risk sensitive instruments is set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters, Item 7.

****************************************

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

Union Pacific Corporation, its Directors and Shareholders:

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Part IV, Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Corporation and Subsidiary Companies at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Corporation changed its method of accounting for asset retirement obligations in 2003.

Omaha, Nebraska

February 6, 2004

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2003	2002	2001

Operating revenues	$11,551	$11,159	$10,830

Operating expenses:
Salaries, wages and employee benefits	3,892	3,694	3,586
Equipment and other rents	1,221	1,240	1,214
Depreciation	1,067	1,147	1,126
Fuel and utilities	1,341	1,065	1,249
Materials and supplies	414	476	487
Casualty costs	416	359	329
Purchased services and other costs	1,067	925	821

Total operating expenses	9,418	8,906	8,812

Operating income	2,133	2,253	2,018
Other income	78	324	161
Interest expense	(574)	(632)	(700)

Income before income taxes	1,637	1,945	1,479
Income taxes	(581)	(680)	(545)

Income from continuing operations	1,056	1,265	934
Income from discontinued operations, (including gain on sale of $211 in 2003) net of tax expense (benefit) of $(96), $(5) and $22	255	76	32
Cumulative effect of accounting change, net of income tax expense of $167	274	-	-

Net income	$1,585	$1,341	$966

Share and Per Share
Basic:
Income from continuing operations	$4.15	$5.02	$3.77
Income from discontinued operations	1.00	0.30	0.13
Cumulative effect of accounting change	1.08	-	-

Net income	$6.23	$5.32	$3.90

Diluted:
Income from continuing operations	$4.07	$4.78	$3.65
Income from discontinued operations	0.95	0.27	0.12
Cumulative effect of accounting change	1.02	-	-

Net income	$6.04	$5.05	$3.77

Weighted average number of shares (Basic)	254.4	252.1	248.0
Weighted average number of shares (Diluted)	268.0	276.8	271.9

Dividends	$0.99	$0.83	$0.80

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, as of December 31,	2003	2002

Assets
Current assets:
Cash and temporary investments	$527	$367
Accounts receivable, net	498	557
Inventories	267	277
Current deferred income taxes	518	498
Other current assets	279	199

Total current assets	2,089	1,898

Investments:
Investments in and advances to affiliated companies	688	649
Other investments	38	50

Total investments	726	699

Properties:
Road	30,435	29,370
Equipment	7,648	7,451
Other	237	39

Total cost	38,320	36,860
Accumulated depreciation	(8,037)	(7,856)

Net properties	30,283	29,004

Other assets	362	381
Assets of discontinued operations	-	782

Total assets	$33,460	$32,764

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable	$511	$430
Accrued wages and vacation	363	365
Accrued casualty costs	394	419
Income and other taxes	219	227
Dividends and interest	252	253
Debt due within one year	167	275
Other current liabilities	550	554

Total current liabilities	2,456	2,523
Debt due after one year	7,822	7,428
Deferred income taxes	9,169	8,550
Accrued casualty costs	595	658
Retiree benefits obligation	678	762
Other long-term liabilities	386	385
Liabilities of discontinued operations	-	307
Company-obligated mandatorily redeemable convertible preferred securities	-	1,500
Commitments and contingencies
Common shareholders’ equity	12,354	10,651

Total liabilities and common shareholders’ equity	$33,460	$32,764

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,	2003	2002	2001

Operating Activities
Net income	$1,585	$1,341	$966
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(255)	(76)	(32)
Cumulative effect of accounting change	(274)	-	-
Depreciation	1,067	1,147	1,126
Deferred income taxes	494	596	419
Cash paid to fund pension plan	(100)	(100)	-
Other, net	(125)	(398)	(430)
Changes in current assets and liabilities, net	30	(311)	(184)

Cash provided by operating activities	2,422	2,199	1,865

Investing Activities
Capital investments	(1,752)	(1,694)	(1,572)
Proceeds from asset sales	150	409	316
Proceeds from sale of discontinued operations	620	-	-
Other investing activities, net	126	(51)	(126)

Cash used in investing activities	(856)	(1,336)	(1,382)

Financing Activities
Dividends paid	(234)	(201)	(198)
Debt repaid	(2,117)	(1,196)	(1,219)
Cash received from exercise of stock options	216	150	52
Financings, net	729	648	881

Cash used in financing activities	(1,406)	(599)	(484)

Net change in cash and temporary investments	160	264	(1)
Cash and temporary investments at beginning of year	367	103	104
Cash and temporary investments at end of year	$527	$367	$103

Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$59	$(85)	$(24)
Inventories	10	(22)	97
Other current assets	(80)	(53)	(28)
Accounts, wages and vacation payable	79	(81)	(115)
Other current liabilities	(38)	(70)	(114)

Total	$30	$(311)	$(184)

Supplemental cash flow information:
Non-cash transactions:
Non-cash locomotive lease financings	$188	$126	$124
Acquisition of Motor Cargo Industries, Inc.	-	-	80
Cash paid during the year for:
Interest	$587	$639	$709
Income taxes, net	51	134	51

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars					Accumulated Other Comprehensive Income (Loss)

	Common Shares [a]	Paid-in- Surplus	Retained Earnings	Treasury Stock [b]	Minimum Pension Liability Adjustments	Foreign Currency Translation Adjustments	Derivative Adjustments	Total	Total

Balance at January 1, 2001	$688	$4,024	$5,699	$(1,749)	$(2)	$2	$-	$-	$8,662

Net income	-	-	966	-	-	-	-	-	966
Other comprehensive income (loss)
From continuing operations, net of tax of $(6)	-	-	-	-	(5)	1	(7)	(11)	(11)

Comprehensive income									955
Conversion, exercises of stock options, forfeitures and other - net 265,112 shares in 2001[c]	1	(44)	-	200	-	-	-	-	157
Dividends declared ($0.80 per share)	-	-	(199)	-	-	-	-	-	(199)

Balance at December 31, 2001	689	3,980	6,466	(1,549)	(7)	3	(7)	(11)	9,575

Net income	-	-	1,341	-	-	-	-	-	1,341
Other comprehensive income (loss)
From continuing operations, net of tax of $(85)	-	-	-	-	(141)	(12)	14	(139)	(139)
From discontinued operations, net of tax of $(48)	-	-	-	-	(84)	-	-	(84)	(84)

Comprehensive income									1,118
Conversion, exercises of stock options, forfeitures and other – net 80,280 shares in 2002	-	(34)	-	202	-	-	-	-	168
Dividends declared ($0.83 per share)	-	-	(210)	-	-	-	-	-	(210)

Balance at December 31, 2002	689	3,946	7,597	(1,347)	(232)	(9)	7	(234)	10,651

Net income	-	-	1,585	-	-	-	-	-	1,585
Other comprehensive income (loss)
From continuing operations, net of tax of $16	-	-	-	-	39	(9)	(4)	26	26
From discontinued operations, net of tax of $48	-	-	-	-	84	-	-	84	84

Comprehensive income									1,695
Conversion, exercises of stock options, forfeitures and other – net 113,179 shares in 2003	-	(10)	-	270	-	-	-	-	260
Dividends declared ($0.99 per share)	-	-	(252)	-	-	-	-	-	(252)

Balance at December 31, 2003	$689	$3,936	$8,930	$(1,077)	$(109)	$(18)	$3	$(124)	$12,354

[a]	Common stock $2.50 par value; 500,000,000 shares authorized; 275,692,546 shares issued at the end of 2003; 275,579,367 shares issued at the end of 2002; 275,499,087 shares issued at the end of 2001.
[b]	Balance at end of year, shares at cost 17,532,015 in 2003; 21,920,238 in 2002; 25,208,819 in 2001.
[c]	We utilized approximately 1.7 million shares of treasury stock in the acquisition of Motor Cargo Industries, Inc.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Union Pacific Corporation and Subsidiary Companies

For purposes of this report, unless the context otherwise requires, all references herein to the “Corporation”, “we”, “us”, and “our” mean Union Pacific Corporation and its subsidiaries, including Union Pacific Railroad Company, which will be separately referred to herein as “UPRR” or the “Railroad”.

Significant Accounting Policies

Principles of Consolidation – The Consolidated Financial Statements include the accounts of Union Pacific Corporation and all of its subsidiaries. Investments in affiliated companies (20% to 50% owned) are accounted for using the equity method of accounting. All significant intercompany transactions are eliminated.

Cash and Temporary Investments – Temporary investments are stated at cost which approximates fair value and consist of investments with original maturities of three months or less.

Inventories – Inventories consist of materials and supplies carried at the lower of average cost or market.

Property and Depreciation – Properties are carried at cost. Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. The cost (net of salvage) of depreciable rail property retired or replaced in the ordinary course of business is charged to accumulated depreciation, and no gain or loss is recognized. A gain or loss is recognized in other income for all other property upon disposition. The cost of internally developed software is capitalized and amortized over a five-year period. An obsolescence review of capitalized software is performed on a periodic basis.

Impairment of Long-lived Assets – We review long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

Revenue Recognition – We recognize commodity revenues on a percentage-of-completion basis as freight moves from origin to destination. Other revenue is recognized as service is performed or contractual obligations are met.

Translation of Foreign Currency – Our portion of the assets and liabilities related to foreign investments are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. Unrealized adjustments are reflected within shareholders’ equity as accumulated other comprehensive income or loss.

Financial Instruments – The carrying value of our non-derivative financial instruments approximates fair value. The fair value of financial instruments is generally determined by reference to market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

We periodically use derivative financial instruments, for other than trading purposes, to manage risk related to changes in fuel prices and interest rates.

Stock-Based Compensation – At December 31, 2003, we had several stock-based employee compensation plans, which are described more fully in note 7. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation expense, related to stock option grants, is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation expense related to restricted stock, units and other incentive plans is reflected in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Millions of Dollars, Except Per Share Amounts	Year Ended December 31,
	2003	2002	2001

Net income, as reported	$1,585	$1,341	$966
Stock-based employee compensation expense included in reported net income, net of tax	28	31	11
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(50)	(52)	(33)

Pro forma net income	$1,563	$1,320	$944

EPS – basic, as reported	$6.23	$5.32	$3.90
EPS – basic, pro forma	$6.14	$5.24	$3.81
EPS – diluted, as reported	$6.04	$5.05	$3.77
EPS – diluted, pro forma	$5.96	$4.98	$3.69

Earnings Per Share – Basic earnings per share (EPS) are calculated on the weighted-average number of common shares outstanding during each period. Diluted EPS include shares issuable upon exercise of outstanding stock options, stock-based awards and the potential conversion of the preferred securities where the conversion of such instruments would be dilutive.

Use of Estimates – Our Consolidated Financial Statements include estimates and assumptions regarding certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

Income Taxes – We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The objectives of accounting for income taxes are: (1) to recognize the amount of taxes payable or refundable for the current year; and (2) to recognize the future tax consequences (deferred taxes) associated with items of income or expense that are reported in an entity’s financial statements in different time periods than its tax returns. Deferred taxes are measured using current tax law; future changes in tax laws are not anticipated, but such future changes could have a material impact on our financial condition or our results of operations.

Pension and Postretirement Benefits – We incur certain employment-related expenses associated with pensions and postretirement health benefits. In order to measure the expense associated with these benefits, we must make various estimates including discount rates used to value certain liabilities, expected return on plan assets used to fund these expenses, salary increases, employee turnover rates, anticipated mortality rates and expected future healthcare costs. The estimates used by us are based on our historical experience as well as current facts and circumstances. We use third-party actuaries to assist us in properly measuring the expense and liability associated with these benefits. Actual results that vary from the previously mentioned assumptions could have a material impact on our results of operations, financial condition or liquidity.

Personal Injury – The cost of injuries to employees and others on our property is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third party actuaries to assist us in properly measuring the expense and liability.

Environmental – When environmental issues have been identified with respect to the property owned, leased or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on such property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated.

Differences in Securities and Exchange Commission (SEC) and Surface Transportation Board (STB) Accounting – STB accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). This statement was effective for us beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. We concluded that we did not have a legal obligation to remove the track structure, and therefore, under generally accepted accounting principles, we could not accrue the cost of removal in advance. As a result, reports filed with the SEC will reflect the expense of removing these assets in the period in which they are removed.

Change in Presentation – Certain prior year amounts have been reclassified to conform to the 2003 Consolidated Financial Statement presentation. These reclassifications had no effect on previously reported operating income or net income, with the exception of reclassifications made to reflect the discontinued operations.

1. Operations and Segmentation

We have one reportable business segment that operates primarily in the area of rail transportation, through our indirect wholly owned subsidiary, Union Pacific Railroad Company and its subsidiaries and rail affiliates. The Consolidated Financial Statements also include discontinued trucking operations, consisting of Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo) (see note 13 to the Consolidated Financial Statements regarding the reclassification of our trucking segment as a discontinued operation).

Continuing Operations – The Railroad is a Class I railroad that operates in the United States. Our operating results have included Southern Pacific Rail Corporation since October 1996. In addition, during 1997, the Railroad acquired an ownership interest in a consortium which was granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico. The Railroad made an additional investment in the consortium in 1999 and currently holds a 26% ownership interest in the consortium.

We have approximately 33,000 route miles linking Pacific Coast and Gulf Coast ports with the Midwest and eastern United States gateways and providing several north/south corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Railroad freight is comprised of six commodity groups (percent of total commodity revenues for the year ended December 31, 2003): agricultural (14%), automotive (11%), chemicals (14%), energy (22%), industrial products (20%) and intermodal (19%).

Employees – Approximately 86% of our 46,000 full time equivalent employees are represented by 14 major rail unions. National negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999.

In May 2001, the Brotherhood of Maintenance of Way Employees (BMWE) ratified an agreement, which included provisions for wage increases (based on the consumer price index) and progressive employee health and welfare cost sharing rates.

In August 2002, the carriers reached an agreement with the United Transportation Union (UTU) that incorporated wage increases. The agreement also provided for the operation of remote control locomotives by trainmen that was challenged by the Brotherhood of Locomotive Engineers (BLE). A January 2003 arbitration decision held that the operation of remote control locomotives in terminals does not violate the BLE agreement. In November 2003, agreement was reached with the UTU on employee health and welfare cost sharing rates and plan design changes.

In November 2002, the International Brotherhood of Boilermakers and Blacksmiths (IBB) reached an agreement that incorporated wage increases.

In January 2003, an arbitration award was rendered establishing wage increases and employee health and welfare cost sharing rates for the Transportation Communications International Union (TCU). Health and welfare plan design changes were also part of the TCU agreement.

Other settled agreements that incorporated wage increases and employee health and welfare cost sharing rates combined with plan design changes include the Brotherhood of Railway Signalmen (BRS) in September 2003 and the Brotherhood of Locomotive Engineers (BLE) in December 2003. Contract discussions with the remaining unions are either in negotiation or mediation.

All settlements previously discussed include a five year contract period, expiring December 31, 2004.

Effective January 2004, the Brotherhood of Locomotive Engineers merged with the International Brotherhood of Teamsters (IBT). The BLE has changed its name to the Brotherhood of Locomotive Engineers and Trainmen (BLET).

Competition - We are subject to competition from other railroads, motor carriers and barge operators. Our main rail competitor is Burlington Northern Santa Fe Corporation. Its rail subsidiary, The Burlington Northern and Santa Fe Railway Company, operates parallel routes in many of our main traffic corridors. In addition, our operations are conducted in corridors served by other competing railroads and by motor carriers. Motor carrier competition is particularly strong with respect to five of our six commodity groups (excluding energy), due to shorter delivery times offered by such carriers. Because of the proximity of our routes to major inland and Gulf Coast waterways, barge competition can be particularly pronounced, especially for grain and bulk commodities. Competition can pressure both transit time requirements and pricing, as well as place a greater emphasis on the quality and reliability of the service provided. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality of these alternative modes of transportation in the locations in which we operate, or legislation granting materially greater latitude for motor carriers with respect to size or weight limitations, could have a material adverse effect on our results of operations, financial condition and liquidity.

Equipment Suppliers - We are dependent on two key suppliers of locomotives. Due to the capital intensive nature and sophistication of this equipment and its production, there are strong barriers of entry to potential new suppliers. Therefore, if one of these suppliers discontinues manufacturing locomotives, we could realize a significant increase in the cost and the potential for reduced availability of the locomotives that are necessary to our operations.

Discontinued Operations – The discontinued operations represent the operations of OTC and Motor Cargo. OTC is a major interstate trucking company specializing in less-than-truckload shipments. OTC serves all 50 states and portions of Canada and Mexico through 170 service centers located throughout the United States providing regional, inter-regional and long haul service. OTC transports a variety of products including machinery, tobacco, textiles, plastics, electronics and paper products. Motor Cargo is a western regional less-than-truckload carrier that provides comprehensive service throughout 10 western states. Motor Cargo transports general commodities, including consumer goods, packaged foodstuffs, industrial and electronic equipment and auto parts.

2. Financial Instruments

Strategy and Risk – We use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices and to achieve our interest rate objectives. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. We use swaps, collars, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future benefits from favorable movements. We use interest rate swaps to manage our exposure to interest rate changes. The purpose of these programs is to protect our operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At December 31, 2003, we had not been required to provide collateral, nor have we received collateral relating to our hedging activities.

In addition, we enter into secured financings in which the debtor has pledged collateral. The collateral is based upon the nature of the financing and the credit risk of the debtor. We generally are not permitted to sell or repledge the collateral unless the debtor defaults.

Determination of Fair Value – The fair values of our derivative financial instrument positions at December 31, 2003 and 2002, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

Interest Rate Strategy – We manage our overall exposure to fluctuations in interest rates by adjusting the proportion of fixed and floating rate debt instruments within our debt portfolio over a given period. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of each as debt matures or as incremental borrowings are required. Derivatives are used as one of the tools to obtain the targeted mix. In addition, we also obtain flexibility in managing interest costs and the interest rate mix within our debt portfolio by evaluating the issuance of and managing outstanding callable fixed-rate debt securities.

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in the benchmark interest rate (LIBOR). The swaps have been accounted for using the short-cut method as allowed by FASB Statement No. 133 (FAS 133); therefore, no ineffectiveness has been recorded within our Consolidated Financial Statements. In March 2003, we entered into an interest rate swap on $250 million of debt with a maturity date of October 2007. In May 2002, we entered into an interest rate swap on $150 million of debt with a maturity date of February 2023. This swap contained a call option that matched the call option of the underlying hedged debt, as allowed by FAS 133. In January 2003, the swap’s counterparty exercised their option to cancel the swap, effective February 1, 2003. Similarly, we exercised our option to redeem the underlying debt. As of December 31, 2003 and 2002, we had interest rate swaps hedging debt of approximately $818 million and $898 million, respectively.

Fuel Strategy – Fuel costs are a significant portion of our total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, we periodically use swaps, collars, futures and/or forward contracts, as well as our fuel surcharge programs, to mitigate the impact of adverse fuel price changes.

The following is a summary of our derivative financial instruments for continuing operations at December 31, 2003 and 2002:

Millions, Except Percentages and Average Commodity Prices	2003	2002

Interest rate hedging:
Amount of debt hedged	$818	$898
Percentage of total debt portfolio	10%	12%
Fuel hedging:
Swaps and swaptions:
Number of gallons hedged for 2002[a]	-	552
Average price of 2002 hedges (per gallon) [b]	$-	$0.56
Number of gallons hedged for 2003[c]	145	88
Average price of 2003 hedges outstanding (per gallon) [b]	$0.63	$0.58
Collars:
Number of gallons hedged for 2003	22	-
Average cap price for 2003 collars outstanding [b]	$0.77	$-
Average floor price for 2003 collars outstanding [b]	$0.67	$-
Average ceiling price for 2003 collars outstanding [b]	$0.88	$-
Number of gallons hedged for 2004	120	-
Average cap price for 2004 collars outstanding [b]	$0.74	$-
Average floor price for 2004 collars outstanding [b]	$0.64	$-
Average ceiling price for 2004 collars outstanding [b]	$0.86	$-

[a]	Fuel hedges which were in effect during 2002.
[b]	Excludes taxes, transportation costs and regional pricing spreads.
[c]	Fuel hedges which were in effect during 2003. These hedges expired December 31, 2003.

The fair value asset and liability positions of our outstanding derivative financial instruments at December 31, 2003 and 2002 were as follows:

Millions of Dollars	2003	2002

Interest rate hedging:
Gross fair value asset position	$24	$52
Gross fair value (liability) position	(1)	-
Fuel hedging:
Gross fair value asset position	6	12
Gross fair value (liability) position	-	-

Total fair value asset (liability) position, net	$29	$64

Fuel hedging positions will be reclassified from accumulated other comprehensive income (loss) to fuel expense over the life of the hedge as fuel is consumed.

Our use of derivative financial instruments had the following impact on pre-tax income for the years ended December 31, 2003, 2002 and 2001:

Millions of Dollars	2003	2002	2001

Decrease in interest expense from interest rate hedging	$30	$29	$4
Decrease (increase) in fuel expense from fuel hedging	28	36	(14)
Decrease (increase) in fuel expense from fuel swaptions	-	19	(6)

Decrease (increase) in operating expenses	58	84	(16)
Increase (decrease) in other income, net from fuel swaptions	-	5	(18)
Increase in other income from interest rate swap cancellation	5	-	-

Increase (decrease) in pre-tax income	$63	$89	$(34)

Fair Value of Debt Instruments – The fair value of our long-term and short-term debt has been estimated using quoted market prices, where available, or current borrowing rates. At December 31, 2003 and 2002, the fair value of total debt exceeded the carrying value by approximately $727 million and $991 million, respectively. At December 31, 2003 and 2002, approximately $375 million and $513 million, respectively, of fixed-rate debt securities contain call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par.

Sale of Receivables – The Railroad has sold without recourse on a 364-day revolving basis, an undivided interest in a designated pool of accounts receivable to investors through Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. At December 31, 2003 and 2002, UPRI had transferred $695 million and $667 million, respectively, of accounts receivable to the investors. UPRI subsequently sells an interest in such pool to the investors and retains an undivided interest in a portion of these receivables. This retained interest is included in accounts receivable in our Consolidated Financial Statements. At December 31, 2003 and 2002, UPRI had a retained interest of $105 million and $67 million, respectively. The outstanding undivided interest held by investors of $590 million and $600 million at December 31, 2003 and 2002, respectively, is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction. These sold receivables are no longer included in our Consolidated Financial Statements.

On August 7, 2003, the program was renewed for one year with a capacity to sell to the investors an undivided interest in accounts receivable of $600 million. The amount of receivables sold fluctuates based upon the availability of the amount of receivables eligible for sale and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution percentages were to increase one percentage point, the amount of receivables available for sale would decrease by $6 million. Should our credit rating fall below investment grade, the amount of receivables sold would be reduced, and, in certain cases, the investors have the right to discontinue this reinvestment.

The investors have designated the Railroad to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate the Railroad for its responsibilities. The costs of the sale of receivables program are included in other income and were $10 million, $13 million and $27 million in 2003, 2002 and 2001, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. Payments collected from sold receivables can be reinvested in new receivables on behalf of the buyers. Proceeds from collections reinvested in the program were approximately $11 billion in both 2003 and 2002.

In January 2004, UPRI reduced the outstanding undivided interest held by investors by $30 million to $560 million, due to a decrease in available receivables at December 31, 2003.

3. Income Taxes

Components of income tax expense for continuing operations were as follows for the years ended December 31, 2003, 2002 and 2001:

Millions of Dollars	2003	2002	2001

Current:
Federal	$55	$76	$120
State	32	8	6

Total current	87	84	126

Deferred:
Federal	508	532	370
State	(14)	64	49

Total deferred	494	596	419

Total	$581	$680	$545

Deferred income tax liabilities (assets) were comprised of the following at December 31, 2003 and 2002:

Millions of Dollars	2003	2002

Net current deferred income tax asset	$(518)	$(498)

Property	8,526	8,170
State taxes, net	612	611
Other	31	(231)

Net long-term deferred income tax liability	9,169	8,550

Net deferred income tax liability	$8,651	$8,052

For the years ending December 31, 2003, 2002 and 2001, a reconciliation between statutory and effective tax rates for continuing operations is as follows:

Percentages	2003	2002	2001

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net	0.7	2.4	2.4
Prior years’ income tax examinations	-	(1.8)	(0.2)
Other	(0.2)	(0.6)	(0.4)

Effective tax rate	35.5%	35.0%	36.8%

All federal income tax years prior to 1986 are closed. Federal income tax liabilities for 1986 through 1994 have been resolved, pending final resolution of interest calculations, which may take several years. Resolution of these years resulted in a decrease in income tax expense for continuing operations of $33 million in 2002. Years 1995 through 1998 are currently under examination by the IRS.

We believe we have adequately reserved for federal and state income taxes.

4. Debt

Total debt as of December 31, 2003 and 2002, including interest rate swaps designated as hedges, is summarized below:

Millions of Dollars	2003	2002

Short-term borrowings, reclassified as long-term debt	$324	$188
Notes and debentures, 2.0% to 8.4% due through 2054 [a]	5,158	4,788
Capitalized leases, 4.7% to 11.6% due through 2026	1,531	1,457
Medium-term notes, 6.8% to 10.0% due through 2020 [a]	387	516
Equipment obligations, 6.3% to 10.3% due through 2019	374	534
Term floating-rate debt	-	-
Mortgage bonds, 4.3% to 4.8% due through 2030	152	153
Tax-exempt financings, 2.6% to 5.7% due through 2026	168	168
Commercial paper and bid notes, average of 1.6% in 2003 and 2.9% in 2002	-	-
Unamortized discount	(105)	(101)

Total debt	7,989	7,703
Less current portion	(167)	(275)

Total long-term debt	$7,822	$7,428

[a]	2003 and 2002 include a collective write-up of $19 million and $52 million, respectively, due to market value adjustments for debt with qualifying hedges that are recorded as assets on the Consolidated Statements of Financial Position.

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2003, excluding market value adjustments. Short-term borrowings that were reclassified as long-term debt are shown at their stated maturities.

Millions of Dollars

2004	$485
2005	682
2006	659
2007	784
2008	680
Thereafter	4,680

Total debt	$7,970

In February 2004, we called our 4.25% mortgage bonds, with an outstanding balance of approximately $92 million and maturity date of January 1, 2005, for redemption in April 2004.

Mortgaged Properties – Equipment with a carrying value of approximately $3.5 billion and $3.7 billion at December 31, 2003 and 2002, respectively, serves as collateral for the capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

As a result of the merger of Missouri Pacific Railroad Company (MPRR) with and into UPRR on January 1, 1997, and pursuant to the underlying indentures for the MPRR mortgage bonds, UPRR must maintain the same value of assets after the merger in order to comply with the security requirements of the mortgage bonds. As of the merger date, the value of the MPRR assets which secured the mortgage bonds was approximately $5.8 billion. In accordance with the terms on the indentures, this collateral value must be maintained during the entire term of the mortgage bonds irrespective of the outstanding balance of such bonds.

Credit Facilities – We had no commercial paper borrowings outstanding as of December 31, 2003. Commercial paper is issued from time to time for working capital needs and is supported by $1.925 billion in credit facilities. Our credit facilities include $925 million of 364-day revolving credit facilities expiring in March 2004, and $1.0 billion of 5-year revolving credit facilities expiring in March 2005. We have the option to hold higher cash balances in addition to or in replacement of the credit facilities to support commercial paper. These credit facilities also allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. The credit facilities require the maintenance of a minimum net worth and a debt to net worth coverage ratio. At December 31, 2003, we were in compliance with these covenants. The credit facilities do not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing) or any provision that could require the posting of collateral. The credit facilities are designated for general corporate purposes, and none of the credit facilities were used as of December 31, 2003. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. We are reviewing rollover options for the credit facilities.

To the extent we have long-term credit facilities available, we have reclassified certain short-term debt on a long-term basis. At December 31, 2003 and 2002, approximately $324 million and $188 million of short-term borrowings that we intend to refinance were reclassified as long-term debt. This reclassification reflects our intent to refinance these short-term borrowings and current maturities of long-term debt on a long-term basis through the issuance of commercial paper or new long-term financings, or by using the currently available long-term credit facility if alternative financing is not available.

Redemption of Convertible Preferred Securities – During 2003, we exercised our option to redeem the entire $1.5 billion of the Convertible Preferred Securities (CPS). The CPS were issued in April 1998 by our wholly owned subsidiary, Union Pacific Capital Trust, at a price of $50 each and paid quarterly cash dividends at an annual rate of 6 1/4%. The redemption was funded with a combination of cash from operations, the issuance of $500 million of debt in June 2003, and cash proceeds from the initial public offering of Overnite. The $1.5 billion redemption, net of the $500 million debt issuance, will reduce interest expense by approximately $71 million, pre-tax, annually and eliminate the dilutive effect of the CPS on earnings per share. Total one-time costs incurred in 2003 associated with the redemption were approximately $45 million and are included in other income.

Shelf Registration Statement and Significant New Borrowings – Under a current shelf registration statement filed in 2002, we may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. During February 2003, under the shelf registration we issued $250 million of 3 7/8% fixed rate debt with a maturity of February 15, 2009. The proceeds of the issuance were used for repayment of debt and other general corporate purposes. On June 5, 2003, we issued $300 million of 3 5/8% fixed rate debt with a maturity of June 1, 2010 and $200 million of 5 3/8% fixed rate debt with a maturity of June 1, 2033. The proceeds of the issuance were used to redeem $500 million of CPS on July 7, 2003. In December 2003, we filed a new $1.0 billion shelf registration statement, which became effective December 29, 2003. Under this shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. At December 31, 2003, we had $250 million remaining for issuance under the 2002 shelf registration and the full $1.0 billion for issuance under the new 2003 shelf registration. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities in 2004 to replace existing debt and otherwise access capital through issuances of debt securities under these registrations.

During May 2003, we entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $188 million and is included in the Consolidated Statements of Financial Position as debt.

Dividend Restrictions – We are subject to certain restrictions related to the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $6.9 billion and $5.2 billion at December 31, 2003 and 2002, respectively. In the fourth quarter of 2003, the Board of Directors voted to increase the quarterly dividend by 30% to 30 cents per share. We declared dividends of $252 million in 2003 and $210 million in 2002.

5. Leases

We lease certain locomotives, freight cars and other property. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003 were as follows:

Millions of Dollars	Operating Leases	Capital Leases

2004	$ 439	$ 223
2005	396	200
2006	337	198
2007	273	180
2008	209	172
Later Years	1,321	1,552

Total minimum lease payments	$2,975	2,525

Amount representing interest		(994)

Present value of minimum lease payments		$1,531

Rent expense for operating leases with terms exceeding one month was $586 million in 2003, $585 million in 2002 and $575 million in 2001. Contingent rentals and sub-rentals are not significant.

6. Retirement Plans

Pension and Other Postretirement Benefits

Pension Plans – We provide defined benefit retirement income to eligible non-union employees through qualified and non-qualified (supplemental) pension plans. Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment with specific reductions made for early retirements.

Other Postretirement Benefits (OPEB) – All non-union and certain of our union employees participate in defined contribution medical and life insurance programs for retirees. These costs are funded as paid.

Medicare Reform Act

On December 13, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Reform Act). The provisions of the Medicare Reform Act include prescription drug benefits for Medicare eligible individuals. We have elected to recognize this legislation in 2003, in accordance with FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which results in a $47 million reduction to the accumulated benefit obligation for other postretirement benefits as of December 31, 2003. This reduction is based on the value of the projected federal subsidy, assumes no changes in participation rates and is recorded as an unrecognized actuarial gain. The estimated reduction in post-65 per capita claim costs was 17%. There was no effect on 2003 expense. For 2004, we expect a reduction in OPEB expense of $7 million. Future guidance from either Congress or the FASB could result in a change to this recognition.

Funded Status

Projected Benefit Obligation (PBO) – The projected benefit obligation of our pension plans is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The PBO of the OPEB plan is equal to the accumulated benefit obligation, as the present value of OPEB liabilities are not affected by salary increases. Changes in our projected benefit obligation are as follows for the years ended December 31:

	Pension		OPEB

Millions of Dollars	2003	2002	2003	2002

Projected benefit obligation at beginning of year	$1,703	$1,654	$551	$497
Service cost	27	21	7	6
Interest cost	113	117	35	37
Plan amendments	-	(1)	(74)	(48)
Actuarial loss	76	34	61	105
Gross benefits paid	(115)	(122)	(37)	(46)

Projected benefit obligation at end of year	$1,804	$1,703	$543	$551

Assets – Assets used in calculating the funded status are measured at the fair value at December 31. Changes in the fair value of our plan assets are as follows for the years ended December 31, 2003 and 2002:

	Pension		OPEB

Millions of Dollars	2003	2002	2003	2002

Fair value of plan assets at beginning of year	$1,231	$1,404	$-	$-
Actual return on plan assets	297	(159)	-	-
Voluntary funded pension plan contributions	100	100	-	-
Unfunded plan benefit payments	7	8	37	46
Gross benefits paid	(115)	(122)	(37)	(46)

Fair value of plan assets at end of year	$1,520	$1,231	$-	$-

Funded Status – The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. Below is a reconciliation of the funded status of the benefit plans to the net liability recognized for the years ended December 31, 2003 and 2002:

	Pension		OPEB

Millions of Dollars	2003	2002	2003	2002

Funded status at end of year	$(284)	$(472)	$(543)	$(551)
Unrecognized net actuarial loss	201	290	216	171
Unrecognized prior service cost (credit)	46	55	(116)	(56)
Unrecognized net transition obligation	(2)	(4)	-	-

Net liability recognized at end of year	$(39)	$(131)	$(443)	$(436)

Liability Recorded in Consolidated Statement of Financial Position – The net liability represents the amount previously accrued by us for pension and OPEB costs. The following table presents the components of the benefit plan liabilities in the Consolidated Statements of Financial Position for December 31, 2003 and 2002:

	Pension		OPEB

Millions of Dollars	2003	2002	2003	2002

Prepaid benefit cost	$34	$7	$-	$-
Accrued benefit cost	(73)	(137)	(443)	(436)
Additional minimum liability	(221)	(294)	-	-
Intangible assets	46	55	-	-
Accumulated other comprehensive income	175	238	-	-

Net liability recognized at end of year	$(39)	$(131)	$(443)	$(436)

At December 31, 2003 and 2002, $35 million and $43 million, respectively, of the total pension and other postretirement liability were classified as a current liability.

Unfunded Accumulated Benefit Obligation – The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary growth. The unfunded accumulated benefit obligation represents the difference between the accumulated benefit obligation and the fair value of the plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of the fair value of the plan assets were as follows for the years ended December 31, 2003 and 2002:

Millions of Dollars	2003	2002

Projected benefit obligation	$(1,789)	$(1,688)

Accumulated benefit obligation	$(1,769)	$(1,646)
Fair value of plan assets	1,503	1,216

Unfunded accumulated benefit obligation	$(266)	$(430)

The accumulated benefit obligation for all defined benefit pension plans was $1.8 billion and $1.7 billion as of December 31, 2003 and 2002, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31, 2003, 2002 and 2001 were as follows:

	Pension			OPEB

Percentages	2003	2002	2001	2003	2002	2001

Discount rate	6.50%	6.75%	7.25%	6.50%	6.75%	7.25%
Salary increase	3.50	3.75	4.25	N/A	N/A	N/A
Health care cost trend rate:
Current	N/A	N/A	N/A	9.00	10.0	7.70
Level in 2008	N/A	N/A	N/A	5.00	5.00	5.50

Expense

Both pension and OPEB expense is determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. With respect to the value of pension plan assets, the expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. The expected rate of return on assets was 8% for 2003 and 9% for 2002.

Differences in actual experience in relation to assumptions are not recognized immediately, but are deferred and, if necessary, amortized as pension or OPEB expense.

The components of our net periodic pension and other postretirement costs (income) for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Pension			OPEB

Millions of Dollars	2003	2002	2001	2003	2002	2001

Service cost	$27	$21	$22	$7	$6	$6
Interest cost	113	117	113	35	37	30
Expected return on plan assets	(133)	(144)	(157)	-	-	-
Amortization of:
Transition obligation	(2)	(2)	(1)	-	-	-
Prior service cost (credit)	9	9	12	(15)	(3)	(2)
Actuarial loss (gain)	1	(15)	(23)	16	5	-

Total net periodic benefit cost (income)	$15	$(14)	$(34)	$43	$45	$34

Assumptions – The weighted-average actuarial assumptions used to determine expense for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Pension			OPEB

Percentages	2003	2002	2001	2003	2002	2001

Discount rate	6.75%	7.25%	7.5%	6.75%	7.25%	7.5%
Expected return on plan assets	8.0	9.0	10.0	N/A	N/A	N/A
Salary increase	3.75	4.25	4.5	N/A	N/A	N/A
Health care cost trend rate:
Current	N/A	N/A	N/A	10.0	7.70	7.70
Level in 2008	N/A	N/A	N/A	5.00	5.50	5.50

The discount rate we used is based on a hypothetical portfolio of high quality bonds with cash flows matching our plans’ expected benefit payments at December 31. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return on pension plan assets was approximately 25% in 2003, compared to an 11% loss in 2002. Our historical annualized ten-year rate of return on plan assets is approximately 9%. During 2003, we decreased our expected return on plan assets from 9% to 8%. This assumption change resulted in an increase to 2003 pension expense of $17 million.

Assumed health care cost trend rates have a significant effect on the expense and liabilities reported for health care plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage point change in the expected health care cost trend rates would have the following effects on OPEB:

Millions of Dollars	One % pt. Increase	One % pt. Decrease

Effect on total service and interest cost components	$ 5	$ (4)
Effect on accumulated benefit obligation	59	(49)

Equity Adjustment

During 2002, actual asset returns for our pension plans were adversely impacted by continued deterioration in the equity markets. Also during 2002, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. As a result of negative asset returns and lower discount rates, we were required to recognize an additional minimum pension liability. An additional minimum pension liability adjustment is required when our accumulated benefit obligation exceeds the fair value of our plan assets, and that difference exceeds the net pension liability. The liability was recorded as a $141 million after-tax reduction to common shareholders’ equity as part of accumulated other comprehensive loss in 2002.

Because the fair value of plan assets improved in 2003, the 2003 adjustment to shareholders’ equity was $39 million, after-tax, recorded as an increase to equity in accumulated other comprehensive income.

The remaining equity reduction from 2002 will be restored to the balance sheet in future periods if the fair value of plan assets exceeds the accumulated benefit obligations. Recognition of this reduction to equity did not affect net income or cash flow in 2003 and had no impact on compliance with debt covenants.

Cash Contributions

The following table details our cash contributions for the years ended December 31, 2003 and 2002, and the expected contributions for 2004:

	Pension

Millions of Dollars	Funded	Unfunded	OPEB

2002	$100	$8	$46
2003	100	7	37
2004 (expected)	50	8	35

Our policy with respect to funding the qualified plans is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. We do not currently have minimum funding requirements, as set forth in employee benefit and tax laws. All contributions made to the funded pension plans for 2002 and 2003 were voluntary. The 2004 funded pension plan contribution was voluntary and was made in January 2004 with cash generated from operations.

All benefit payments for other postretirement benefits are voluntary, as the postretirement plans are not funded, and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent claims paid for medical and life insurance, and we anticipate our 2004 OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2004 though 2013:

Millions of Dollars	Pension Benefits	Other Postretirement Benefits

2004	$116	$35
2005	116	38
2006	117	37
2007	119	39
2008	122	40
Years 2009 – 2013	697	215

Expected benefit payments for other postretirement benefits are adjusted for estimated reimbursements for prescription drugs beginning in 2006, based on the Medicare Reform Act passed in 2003.

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2003 and 2002 and target allocation for 2004 are as follows:

	Target Allocation	Percentage of Plan Assets December 31,

Asset Category	2004	2003	2002

Equity securities	65% to 75%	70%	66%
Debt securities	25% to 35%	30%	34%
Real estate	0%	0%	0%
Other	0%	0%	0%

Total		100%	100%

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 8%. While we believe we can achieve a long-term average rate of return of 8%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated between equity and debt securities in order to achieve a diversification level that mitigates wide swings in investment returns. Asset allocation target ranges for equity and debt portfolios are evaluated at least every three years with the assistance of an external consulting firm. Actual asset allocations are monitored monthly and rebalancing actions are executed at least quarterly, if needed.

The majority of the plan’s assets are invested in equity securities because equity portfolios have historically provided higher returns than debt portfolios over extended time horizons and are expected to do so in the future. Correspondingly, equity investments also entail greater risks than debt investments. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity types. Equity diversification includes large-capitalization and small-capitalization companies, growth-oriented and value-oriented investments, and U.S. and non-U.S. securities.

Equity risks are further balanced by investing a significant portion of the plan’s assets in high quality debt securities. The average quality rating of the debt portfolio exceeded AA as of December 31, 2003 and 2002. The debt portfolio is also broadly diversified and primarily invested in U.S. Treasury, mortgage, and corporate securities with an intermediate average maturity. The weighted-average maturity of the debt portfolio was 6.1 years at December 31, 2003 and 7.0 years as of December 31, 2002.

The investment of pension plan assets in Union Pacific securities is specifically prohibited for both the equity and debt portfolios other than through index fund holdings.

Other Retirement Programs

Thrift Plan – We provide a defined contribution plan (thrift plan) to eligible non-union employees and make matching contributions to the thrift plan. We match 50 cents for each dollar contributed by employees up to the first 6 percent of compensation contributed. Our thrift plan contributions were $12 million, $10 million and $11 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). On December 21, 2001, The Railroad Retirement and Survivors’ Improvement Act of 2001 (the Act) was signed into law. The Act was a result of historic cooperation between rail management and labor, and provides improved railroad retirement benefits for employees and reduced payroll taxes for employers. Contributions made to the System are expensed as incurred and amounted to approximately $562 million in 2003, $595 million in 2002 and $607 million in 2001.

Collective Bargaining Agreements – Under collective bargaining agreements, we participate in multi-employer benefit plans which provide certain postretirement health care and life insurance benefits for eligible union employees. Premiums under this plan are expensed as incurred and amounted to $27 million in 2003, $16 million in 2002 and $13 million in 2001.

7. Stock Options and Other Stock Plans

We have no options outstanding under the 1988 Stock Option and Restricted Stock Plan of Union Pacific Corporation (1988 Plan) and 8,786,213 options outstanding under the 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation (1993 Plan). There are 1,246,819 retention shares and stock units (the right to receive shares of common stock) outstanding under the 1993 Plan. There are 10,710 restricted shares outstanding under the 1992 Restricted Stock Plan for Non-Employee Directors of Union Pacific Corporation (1992 Directors Plan). We no longer grant options or awards of restricted stock or retention shares and units under the 1988 Plan, the 1993 Plan or the 1992 Directors Plan.

The UP Shares Stock Option Plan of Union Pacific Corporation (UP Shares Plan) was approved by our Board of Directors on April 30, 1998. The UP Shares Plan reserved 12,000,000 shares of our common stock for issuance. The UP Shares Plan was a broad-based option program that granted eligible active employees on April 30, 1998 an option to purchase 200 shares of our common stock at $55.00 per share. All options granted were non-qualified options that became exercisable on May 1, 2001 and remain exercisable until April 30, 2008. If an optionee’s employment terminates for any reason, the option remains exercisable for a period of one year after the date of termination, but no option is exercisable after April 30, 2008. No further options may be granted under the UP Shares Plan. As of December 31, 2003, there were 5,268,566 options outstanding under the UP Shares Plan.

We adopted the Executive Stock Purchase Incentive Plan (ESPIP) effective October 1, 1999, in order to encourage and facilitate ownership of our common stock by our officers and other key executives. Under the ESPIP, participants purchased a total of 1,008,000 shares of our common stock with the proceeds of 6.02% interest-bearing, full recourse loans from the Corporation. Loans totaled $47 million and have a final maturity date of January 31, 2006. Deferred cash payments were to be awarded to the participants to repay interest and the loan principal if certain performance and retention criteria were met within a 40-month period ending

January 31, 2003. Dividends paid on the purchased shares were originally assigned to the Corporation to offset the accrued interest on the loan balance until March 2001 when the first performance criterion was satisfied and, accordingly thereafter, the dividends on the purchased shares were paid directly to the participants. Satisfaction of the first performance criterion also entitled participants to receive a cash payment equal to the net accrued interest on the outstanding principal balance of the loan. Satisfaction of the second performance criterion, in December 2002, entitled participants to receive a cash payment equal to one-third of the outstanding principal balance of their loan, and satisfaction of the retention criterion of continued employment with the Corporation until January 31, 2003, entitled participants to receive an additional cash payment equal to one-third of the outstanding principal balance of their loan. Such payments have been applied against the participants’ outstanding loan balance pursuant to the terms of the ESPIP. The remaining balance of the loan is payable in three equal installments on January 31, 2004, January 31, 2005 and January 31, 2006. At December 31, 2003 and 2002, the outstanding loan balance was $8 million and $45 million, respectively. None of our executive officers subject to Section 16 of the Securities Exchange Act of 1934, as amended, had outstanding loans as of January 31, 2004. The remaining outstanding loans were $1 million at January 31, 2004.

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 550,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, receives a grant of 1,000 shares of restricted shares or restricted stock units. Additionally, each non-employee director receives annually an option to purchase at fair value a number of shares of our common stock, not to exceed 5,000 shares during any calendar year, determined by dividing 60,000 by 1/3 of the fair market value of one share of our common stock on the date of such Board of Directors meeting, with the resulting quotient rounded up or down to the nearest 50 shares. As of December 31, 2003, there were 3,000 restricted shares outstanding under the Directors Plan and there were 100,850 options outstanding under the Directors Plan.

In November 2000, our Board of Directors approved the 2001 Long Term Plan (LTP). Participants were awarded retention shares or stock units and cash awards subject to the attainment of certain performance targets and continued employment through January 31, 2004, or other applicable vesting dates. The LTP performance criteria include three year (for fiscal years 2001, 2002 and 2003) cumulative earnings per share and stock price targets. We met the cumulative earnings per share target at December 31, 2003, which entitled participants to receive 88,140 shares, 371,712 stock units and $32 million at January 31, 2004, or other applicable vesting dates, totaling 48% of the maximum amount available under the LTP.

The Union Pacific Corporation 2001 Stock Incentive Plan (2001 Plan) was approved by the shareholders in April 2001. The 2001 Plan reserved 12,000,000 shares of our common stock for issuance to eligible employees of the Corporation in the form of non-qualified options, incentive stock options, retention shares, stock units and incentive bonus awards. Awards and options under the 2001 Plan may be granted to our employees. Non-employee directors are not eligible. As of December 31, 2003, there were 1,059,088 retention shares and stock units outstanding under the 2001 Plan, and there were 4,347,900 options outstanding under the 2001 Plan.

Pursuant to the above plans, 6,899,211, 9,544,569, and 12,461,025 shares of our common stock were available for grant at December 31, 2003, 2002 and 2001, respectively.

Options – Stock options are granted with an exercise price equal to the fair market value of our common stock as of the date of the grant. Options are granted with a 10-year term and are generally exercisable one to two years after the date of the grant. A summary of the stock options issued under the 1988 Plan, the 1993 Plan, the UP Shares Plan, the Directors Plan and the 2001 Plan, and changes during the years ending December 31, 2003, 2002 and 2001 are as follows:

	Year Ended December 31,
	2003		2002		2001

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	21,352,105	$53.00	23,189,323	$51.12	25,342,300	$50.48
Granted	2,398,300	55.98	2,107,500	61.14	1,798,150	49.91
Exercised	(4,955,725)	51.58	(3,814,625)	45.99	(2,044,997)	38.63
Forfeited	(279,449)	54.69	(130,093)	54.99	(1,906,130)	54.82

Outstanding, end of year	18,515,231	$53.75	21,352,105	$53.00	23,189,323	$51.12

Options exercisable at year end	15,514,331	$53.27	18,897,155	$52.04	21,053,773	$51.13

Weighted-average fair value of options granted during the year		$14.30		$17.78		$13.09

The following table summarizes information about our outstanding stock options as of December 31, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$20.60 – $55.00	10,006,989	4.57	$50.48	9,954,189	$50.53
$55.98 – $57.54	6,172,557	5.25	56.30	3,464,757	56.50
$57.68 – $62.40	2,335,685	7.60	60.98	2,095,385	60.96

$20.60 – $62.40	18,515,231	5.18	$53.75	15,514,331	$53.27

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted in 2003, 2002, and 2001.

	2003	2002	2001

Risk-free interest rates	2.9%	4.4%	4.3%
Dividend yield	1.5%	1.3%	1.4%
Expected lives-years	5	5	4
Volatility	28.4%	28.8%	29.5%

Restricted Stock and Other Incentive Plans – Our plans provide for awarding retention shares of common stock or stock units to eligible employees. These awards are subject to forfeiture if employment terminates during the prescribed retention period, generally three or four years, or, in some cases, if a certain prescribed stock price or other financial criteria is not met. Restricted stock awards are issued to non-employee directors and are subject to forfeiture if certain service requirements are not met. During the year ended December 31, 2003, 380,786 retention shares, stock units, and restricted shares were issued at a weighted-average fair value of $55.99. During the year ended December 31, 2002, 804,956 retention shares, stock units, and restricted shares were issued at a weighted-average fair value of $58.21. During 2001, 387,540 retention shares, stock units, and restricted shares were issued at a weighted-average fair value of $49.95. The cost of retention and restricted awards is amortized to expense over the retention period.

Under the LTP, no performance retention stock units were issued in 2003, 11,900 performance retention stock units were issued at a weighted-average fair value of $60.97 during 2002, and 1,019,500 performance retention stock shares and stock units were issued at a weighted-average fair value of $50.07 during 2001. The cost of the LTP is marked to market and is expensed over the performance period which ended January 31, 2004.

The cost associated with the ESPIP retention criterion was amortized to expense over the 40-month period. The cost associated with the ESPIP first performance criterion is expensed over the life of the loan, and the cost associated with the second performance criterion was expensed in December 2002.

During the years ended December 31, 2003, 2002 and 2001, we expensed $46 million, $50 million and $18 million, respectively, related to the other incentive plans described above.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001:

Millions, Except Per Share Amounts	2003	2002	2001

Income statement data:
Income from continuing operations before cumulative effect of accounting change	$1,056	$1,265	$934
Income from discontinued operations	255	76	32
Cumulative effect of accounting change	274	-	-

Net income available to common shareholders - basic	$1,585	$1,341	$966
Dilutive effect of interest associated with the CPS	34	58	58

Net income available to common shareholders - diluted	$1,619	$1,399	$1,024

Weighted-average number of shares outstanding:
Basic	254.4	252.1	248.0
Dilutive effect of stock options	1.5	1.8	1.3
Dilutive effect of retention shares, stock units and restricted shares	1.8	1.1	0.8
Dilutive effect of CPS	10.3	21.8	21.8

Diluted	268.0	276.8	271.9

Earnings per share – basic
Income from continuing operations before cumulative effect of accounting change	$4.15	$5.02	$3.77
Income from discontinued operations	1.00	0.30	0.13
Cumulative effect of accounting change	1.08	-	-

Net income	$6.23	$5.32	$3.90

Earnings per share – diluted
Income from continuing operations before cumulative effect of accounting change	$4.07	$4.78	$3.65
Income from discontinued operations	0.95	0.27	0.12
Cumulative effect of accounting change	1.02	-	-

Net income	$6.04	$5.05	$3.77

Common stock options totaling 2.3 million and 12.8 million shares for 2002 and 2001, respectively were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive. All stock options were dilutive for 2003.

9. Commitments and Contingencies

Unasserted Claims – There are various claims and lawsuits pending against us and certain of our subsidiaries. It is not possible at this time for us to determine fully the effect of all unasserted claims on our consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Personal Injury and Occupational Illness – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third party actuaries to assist us in properly measuring the expense and liability. Compensation for work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work. Annual expenses for our personal injury-related events were $250 million in 2003, $221 million in 2002 and $200 million in 2001. As of December 31, 2003 and 2002, we had a liability of $617 million and $671 million, respectively, accrued for future personal injury costs, of which $274 million was recorded in current liabilities as accrued casualty costs for each year. We have additional amounts accrued for claims related to certain alleged occupational illnesses. The impact of current obligations is not expected to have a material adverse effect on our results of operations or financial condition.

Environmental Costs – We generate and transport hazardous and non-hazardous waste in our current operations, and have done so in our former operations, and are subject to federal, state and local environmental laws and regulations. We have identified approximately 417 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 51 sites that are the subject of actions taken by the U.S. government, 29 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to the property owned, leased or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on such property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated.

As of December 31, 2003 and 2002, we had a liability of $187 million and $188 million, respectively, accrued for future environmental costs, of which $57 million and $71 million were recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. We believe that we have adequately accrued for our ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. The impact of current obligations is not expected to have a material adverse effect on our results of operations or financial condition.

Remediation of identified sites previously used in operations, used by tenants or contaminated by former owners required cash spending of $36 million in 2003, $68 million in 2002, and $63 million in 2001. We are also engaged in reducing emissions, spills and migration of hazardous materials, and spent cash of $8 million, $6 million and $5 million in 2003, 2002, and 2001, respectively, for control and prevention. In 2004, we anticipate spending $52 million for remediation and $8 million for control and prevention. The impact of current obligations is not expected to have a material adverse effect on our liquidity.

Purchase Obligations and Guarantees – We periodically enter into financial and other commitments in connection with our businesses. We do not expect that these commitments or guarantees will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

At December 31, 2003, we had unconditional purchase obligations of $100 million for the acquisition of locomotives as part of our multi-year capital asset acquisition plan. In addition, we were contingently liable for $399 million in guarantees and $49 million in letters of credit at December 31, 2003. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. None of the guarantees individually are significant, and a liability of $7 million has been recorded related to these guarantees as of December 31, 2003. The final guarantee expires in 2022. We are not aware of any existing event of default, which would require us to satisfy these guarantees.

Headquarters Building – The Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which is being constructed in Omaha, Nebraska. The expected completion date of the building is mid-2004. It will total approximately 1.1 million square feet with approximately 3,800 office workspaces. The cost to construct the new headquarters, including capitalized interest, is approximately $260 million. We have guaranteed all of the Railroad’s obligation under this lease.

UPRR is the construction agent for the lessor during the construction period. The Railroad has guaranteed, in the event of a loss caused by, or resulting from, our actions or failures to act as construction agent, 89.9% of the building related construction costs incurred up to that point during the construction period. Total building related costs incurred and drawn from the lease funding commitments as of December 31, 2003, were approximately $125 million. Accordingly, the Railroad’s guarantee at December 31, 2003, was approximately $113 million. As construction continues and additional costs are incurred, this guarantee will increase accordingly. At December 31, 2003, we had a liability recorded of approximately $7 million related to the fair value of this guarantee.

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

10. Other Income

Other income included the following:

Millions of Dollars	2003	2002	2001

Net gain on non-operating asset dispositions	$84	$287	$133
Rental income	57	60	89
Interest income	8	14	12
Early retirement of convertible preferred securities	(45)	-	-
Fuel swaptions	-	5	(18)
Other, net	(26)	(42)	(55)

Total	$78	$324	$161

Included in the 2002 gain on non-operating asset dispositions is a pre-tax gain of $141 million related to the sale of land, track, operating rights and facilities to the Utah Transit Authority (UTA) for $185 million, which included approximately 175 miles of track that stretches from Brigham City, Utah, through Salt Lake City, Utah, south to Payson, Utah. The transaction contributed $88 million to our earnings on an after-tax basis.

Also included in the 2002 gain on non-operating asset dispositions is a pre-tax gain of $73 million related to the sale of land and track to the Santa Clara Valley Transportation Authority (VTA) for $80 million, which included approximately 15 miles of track that stretches from William Street in San Jose, California, north to Paseo Padre Parkway in Fremont, California. The transaction contributed $45 million to our earnings on an after-tax basis.

11. Accounting Pronouncements

In December 2003, the FASB published a revision to FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. We adopted FIN 46 in June of 2003. The revision did not require us to modify our accounting related to the implementation of FIN 46.

12. Cumulative Effect of Accounting Change

Surface Transportation Board (STB) accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). This statement was effective for us beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. We concluded that we did not have a legal obligation to remove the track structure, and therefore, under generally accepted accounting principles, we could not accrue the cost of removal in advance. As a result, reports filed with the SEC will reflect the expense of removing these assets in the period in which they are removed. For STB reporting requirements only, we will continue to follow the historical method of accruing in advance, as prescribed by the STB. FAS 143 also requires us to record a liability for legally obligated asset retirement costs associated with tangible long-lived assets. In the first quarter of 2003, we recorded income from a cumulative effect of accounting change, related to the adoption of FAS 143, of $274 million, net of income tax expense of $167 million. The accounting change had no effect on our liquidity. Had the change been retroactively applied, the change would not have had a material impact on net income and earnings per share.

13. Discontinued Operations

On November 5, 2003, we completed the sale of our entire trucking interest through an initial public offering. As part of the offering, we received cash proceeds of $620 million, including a dividend from Overnite of $128 million. As part of the transaction, Overnite forgave our intercompany payable to them of $227 million, and we received a $1 million promissory note. We recorded a gain on the sale of $211 million, including an income tax benefit of $126 million in the fourth quarter of 2003. The tax benefit recognized in 2003 is associated with Overnite goodwill written off in the fourth quarter of 1998.

The entire trucking segment was reclassified as a discontinued operation for all periods presented. The following table presents a statement of financial position for the discontinued operations as of December 31, 2002:

Millions of Dollars	Dec. 31, 2002

Current assets	$254
Properties, net	501
Other assets	27

Total assets	782

Current liabilities	179
Noncurrent liabilities	128

Total liabilities	307

Net assets of discontinued operations	$475

Accumulated other comprehensive income	$84

The December 31, 2002 numbers vary from those recorded in the Overnite Corporation final Prospectus dated October 30, 2003, due primarily to the classification of deferred taxes, as well as the elimination of intercompany receivables for consolidated financial statement purposes.

The following table presents the revenues and income before income taxes for the discontinued operations for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
Millions of Dollars	2003	2002	2001

Revenues	$1,241	$1,332	$1,143
Income before income taxes	$74	$71	$54

14. Selected Quarterly Data (Unaudited)

Selected unaudited quarterly data are as follows:

Millions of Dollars, Except Per Share Amounts

2003	Mar. 31	June 30	Sep. 30	Dec. 31[a]

Operating revenues	$2,736	$2,894	$2,956	$2,965
Operating income	369	583	592	589
Cumulative effect of accounting change [b]	274	-	-	-
Net income	429	288	317	551
Cumulative effect of accounting change per share
Basic	1.08	-	-	-
Diluted	1.07	-	-	-
Net income per share
Basic	1.69	1.13	1.25	2.15
Diluted	1.67	1.10	1.21	2.12

2002	Mar. 31	June 30	Sep. 30	Dec. 31

Operating revenues	$2,662	$2,822	$2,850	$2,825
Operating income	489	583	619	562
Net income	222	304	437	378
Net income per share
Basic	0.89	1.21	1.73	1.49
Diluted	0.86	1.15	1.63	1.41

[a]	In the fourth quarter of 2003, we completed the sale of our entire trucking interest. We recorded a gain on the sale of $211 million, including an income tax benefit of $126 million.
[b]	Cumulative effect of accounting change is shown net of income tax expense of $167 million.

****************************************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer (CEO) and Executive Vice President – Finance and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the CEO and the CFO concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

Additionally, the CEO and CFO determined that there have been no changes to the Corporation’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Information concerning our Audit Committee and the independence of its members, along with information about the audit committee financial expert(s) serving on the Audit Committee, is set forth in the Audit Committee segment of the Proxy Statement and is incorporated herein by reference.

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

The Board of Directors of UPC has adopted the UPC Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code”). A copy of the Code may be found on the Internet at our website www.up.com/investors. We intend to disclose any amendments to the Code or any waiver from a provision of the Code on our website.

Item 11. Executive Compensation

Information concerning compensation received by our directors and certain executive officers is presented in the Compensation of Directors, Report on Executive Compensation, Summary Compensation Table, Security Ownership of Management, Option/SAR Grants Table, Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values Table, Defined Benefit Plans and Change in Control Arrangements segments of the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information as to the number of shares of our equity securities authorized for issuance under equity compensation plans is set forth in the Equity Compensation Plan Information segment of the Proxy Statement and is incorporated herein, by reference.

Information as to the number of shares of our equity securities beneficially owned as of February 6, 2004, by each of our directors and nominees for director, our five most highly compensated executive officers, our directors and executive officers as a group and certain beneficial owners is set forth in the Election of Directors and Security Ownership of Management segments of the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information on related transactions is set forth in the Certain Relationships and Related Transactions and Compensation Committee Interlocks and Insider Participation segments of the Proxy Statement and is incorporated herein by reference. We do not have any relationship with any outside third party which would enable such a party to negotiate terms of a material transaction that may not be available to, or available from, other parties on an arm’s-length basis.

Item 14. Principal Accounting Fees and Services

Information concerning the fees billed by our independent auditor and the nature of services comprising the fees for each of the two most recent fiscal years in each of the following categories: (i) audit fees, (ii) audit – related fees, (iii) tax fees and (iv) all other fees, is set forth in the Audit Committee Report segment of the Proxy Statement and is incorporated herein by reference.

Information concerning our Audit Committee’s policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent auditor is set forth in the Audit Committee segment of the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Financial Statements

The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements, Item 8, on page 36.

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Consolidated Financial Statements, Item 8, or notes thereto.

(3)	Exhibits

Exhibits are listed in the exhibit index on page 73. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

(b)	Reports on Form 8-K

On January 21, 2004, Union Pacific Corporation furnished a Current Report on Form 8-K announcing UPC’s financial results for the fourth quarter of 2003.*

On December 15, 2003, Union Pacific Corporation filed a Current Report on Form 8-K amending certain items in each of its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and Forms 10-Q for the quarterly periods ended March 31, 2003, and June 30, 2003, to reflect the disposition of Overnite Corporation as a discontinued operation.

On November 19, 2003, Union Pacific Corporation furnished a Current Report on Form 8-K announcing that its Board of Directors voted to increase the quarterly dividend.*

On November 5, 2003, Union Pacific Corporation furnished a Current Report on Form 8-K announcing its intention to redeem the remaining Convertible Preferred Securities issued by the Union Pacific Capital Trust. *

On November 5, 2003, Union Pacific Corporation filed a Current Report on Form 8-K announcing the completion of the sale of its Overnite trucking interest through an initial public offering.*

On October 31, 2003, Union Pacific Corporation filed a Current Report on Form 8-K announcing the pricing of the initial public offering of Overnite.*

On October 23, 2003, Union Pacific Corporation furnished a Current Report on Form 8-K announcing UPC’s financial results for the third quarter of 2003.*

* These reports, or certain portions thereof, were furnished under Item 9 or Item 12 of Form 8-K and are referenced herein for informational purposes only. Therefore, such reports or applicable provisions thereof are not, and such contents should not be deemed, incorporated by reference into any registration statements filed by Union Pacific Corporation with the SEC under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of February, 2004.

UNION PACIFIC CORPORATION

By	/s/ Richard K. Davidson
Richard K. Davidson, Chairman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 18th day of February, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ Richard K. Davidson Richard K. Davidson, Chairman, President, Chief Executive Officer and Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Robert M. Knight, Jr. Robert M. Knight, Jr., Executive Vice President–Finance and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Richard J. Putz Richard J. Putz, Vice President and Controller

DIRECTORS:

Philip F. Anschutz*	Elbridge T. Gerry, Jr.*
Thomas J. Donohue*	Judith Richards Hope*
Archie W. Dunham*	Richard J. Mahoney*
Spencer F. Eccles*	Steven R. Rogel*
Ivor J. Evans*	Ernesto Zedillo Ponce de Leon*

* By	/s/ Thomas E. Whitaker
Thomas E. Whitaker, Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,	2003	2002	2001

Allowance for doubtful accounts:
Balance, beginning of period	$108	$110	$99
Charged to expense	13	16	17
Write-offs, net of recoveries	(37)	(18)	(6)

Balance, end of period	$84	$108	$110

Accrued casualty costs:
Balance, beginning of period	$1,077	$1,094	$1,190
Charged to expense	416	359	329
Cash payments and other reductions	(504)	(376)	(425)

Balance, end of period	$989	$1,077	$1,094

Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$394	$419	$421
Long-term	595	658	673

Balance, end of period	$989	$1,077	$1,094

Union Pacific Corporation

Exhibit Index

Exhibit No.	Description
Filed with this Statement

3(a)	By-laws of UPC, as amended, effective as of February 1, 2004.

12	Ratio of Earnings to Fixed Charges.

21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.

23	Independent Auditors’ Consent.

24	Powers of attorney executed by the directors of UPC.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Richard K. Davidson.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard K. Davidson and Robert M. Knight, Jr.

Incorporated by Reference

3(b)	Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

4(a)	Indenture, dated as of December 20, 1996, between UPC and Citibank, N.A., as Trustee, is incorporated herein by reference to Exhibit 4.1 to UPC’s Registration Statement on Form S-3 (No. 333-18345).

4(b)	Indenture, dated as of April 1, 1999, between UPC and JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee, is incorporated herein by reference to Exhibit 4.2 to UPC’s Registration Statement on Form S-3 (No. 333-75989).

4(c)	Form of Debt Security is incorporated herein by reference to Exhibit 4.3 to UPC’s Registration Statement on Form S-3 (No. 33-59323).

Certain instruments evidencing long-term indebtedness of UPC are not filed as exhibits because the total amount of securities authorized under any single such instrument does not exceed 10% of the Corporation’s total consolidated assets. UPC agrees to furnish the Commission with a copy of any such instrument upon request by the Commission.

10(b)	Overnite Transportation Company Employee Stock Purchase Plan, as amended, effective as of November 19, 1998, is incorporated by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(c)	Amended and Restated Anschutz Shareholders Agreement, dated as of July 12, 1996, among UPC, UPRR, The Anschutz Corporation (TAC), Anschutz Foundation (the Foundation) and Mr. Philip F. Anschutz, is incorporated herein by reference to
Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(d)	Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, TAC and the Foundation is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(e)	Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding Company, Inc., Union Pacific Merger Co. and Southern Pacific Rail Corporation (SP) is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(f)	Agreement, dated September 25, 1995, among UPC, UPRR, Missouri Pacific Railroad Company (MPRR), SP, Southern Pacific Transportation Company (SPT), The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC) and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(g)	Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR, SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(h)	UPC 2001 Stock Incentive Plan, dated April 20, 2001, is incorporated herein by reference to Exhibit 99 to the UPC’s Current Report on Form 8-K dated March 8, 2001.

10(i)	UP Shares Stock Option Plan of UPC, effective April 30, 1998, is incorporated herein by reference to Exhibit 4.3 to UPC’s Registration Statement on Form S-8 (No. 333-57958).

10(j)	The Executive Incentive Plan of UPC, as amended May 31, 2001, is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10(k)	Written Description of Premium Exchange Program Pursuant to 1993 Stock Option and Retention Stock Plan of UPC is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended
September 30, 1999.

10(l)	The Supplemental Pension Plan for Officers and Managers of UPC and Affiliates, as amended May 30, 2002, is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10(m)	The 1988 Stock Option and Restricted Stock Plan of UPC, as amended November 16, 2000, is incorporated herein by reference to Exhibit 10(l) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(n)	The 1993 Stock Option and Retention Stock Plan of UPC, as amended May 30, 2002, is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10(o)	UPC 2000 Directors Stock Plan is incorporated herein by reference to Exhibit 99 to UPC’s Current Report on Form 8-K filed March 9, 2000.

10(p)	UPC Key Employee Continuity Plan dated November 16, 2000, is incorporated herein by reference to Exhibit 10(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(q)	The Pension Plan for Non-Employee Directors of UPC, as amended January 25, 1996, is incorporated herein by reference to Exhibit 10(w) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

10(r)	The Executive Life Insurance Plan of UPC, as amended October 1997, is incorporated herein by reference to Exhibit 10(t) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.

10(s)	The UPC Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, as amended May 27, 2001, is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2001.

10(t)	Charitable Contribution Plan for Non-Employee Directors of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(z) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

10(u)	Written Description of Other Executive Compensation Arrangements of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(q) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(v)	Form of 2001 Long Term Plan Stock Unit and Cash Award Agreement dated January 25, 2001, is incorporated herein by reference to Exhibit 10(u) to the Corporation’s Annual Report of Form 10-K for the year ended December 31, 2000.

10(w)	Motor Cargo Industries, Inc. Employee Stock Purchase Plan, dated November 21, 2002, is incorporated herein by reference to Exhibit 4 to UPC’s Registration Statement on Form S-8 (No. 333-101430).