Form 10-Q
period 2004-03-31
UNION PACIFIC CORP
filed 2004-05-07
CIK 100885

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 259,131,542 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, For the Three Months Ended March 31,	2004	2003
Operating revenues	$2,893	$2,736
Operating expenses:
Salaries, wages and employee benefits	1,011	964
Equipment and other rents	327	310
Depreciation	274	275
Fuel and utilities	389	352
Materials and supplies	123	103
Casualty costs	148	101
Purchased services and other costs	307	262

Total operating expenses	2,579	2,367

Operating income	314	369
Other income	28	13
Interest expense	(135)	(151)

Income before income taxes	207	231
Income taxes	(42)	(83)

Income from continuing operations	165	148
Income from discontinued operations, net of income tax expense of $5	—	7
Cumulative effect of accounting change, net of income tax expense of $167	—	274

Net income	$165	$429

Share and Per Share
Basic:
Income from continuing operations	$0.64	$0.58
Income from discontinued operations	—	0.03
Cumulative effect of accounting change	—	1.08

Net income	$0.64	$1.69

Diluted:
Income from continuing operations	$0.63	$0.57
Income from discontinued operations	—	0.03
Cumulative effect of accounting change	—	1.07

Net income	$0.63	$1.67

Weighted average number of shares (Basic)	258.7	253.4
Weighted average number of shares (Diluted)	262.5	256.2

Dividends	$0.30	$0.23

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars	Mar. 31, 2004	Dec. 31, 2003
Assets
Current assets:
Cash and temporary investments	$275	$527
Accounts receivable, net	513	498
Inventories	273	267
Current deferred income taxes	479	518
Other current assets	312	279

Total current assets	1,852	2,089

Investments:
Investments in and advances to affiliated companies	712	688
Other investments	34	38

Total investments	746	726

Properties:
Road	30,791	30,435
Equipment	7,676	7,648
Other	228	237

Total cost	38,695	38,320
Accumulated depreciation	(8,260)	(8,037)

Net properties	30,435	30,283

Other assets	431	362

Total assets	$33,464	$33,460

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable	$483	$511
Accrued wages and vacation	378	363
Accrued casualty costs	401	394
Income and other taxes	192	219
Dividends and interest	223	252
Debt due within one year	270	167
Equipment rents payable	132	128
Other current liabilities	331	422

Total current liabilities	2,410	2,456
Debt due after one year	7,670	7,822
Deferred income taxes	9,240	9,169
Accrued casualty costs	656	595
Retiree benefits obligation	631	678
Other long-term liabilities	380	386
Commitments and contingencies
Common shareholders’ equity	12,477	12,354

Total liabilities and common shareholders’ equity	$33,464	$33,460

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, For the Three Months Ended March 31,	2004	2003
Operating Activities
Net income	$165	$429
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(7)
Cumulative effect of accounting change	—	(274)
Depreciation	274	275
Deferred income taxes	109	67
Cash paid to fund pension plan	(50)	(50)
Other, net	37	(146)
Changes in current assets and liabilities, net	(203)	26

Cash provided by operating activities	332	320

Investing Activities
Capital investments	(389)	(412)
Proceeds from asset sales	18	20
Other investing activities, net	(112)	(70)

Cash used in investing activities	(483)	(462)

Financing Activities
Dividends paid	(77)	(58)
Debt repaid	(55)	(207)
Cash received from exercise of stock options	44	10
Financings, net	(13)	335

Cash provided by (used in) financing activities	(101)	80

Net change in cash and temporary investments	(252)	(62)
Cash and temporary investments at beginning of period	527	367

Cash and temporary investments at end of period	$275	$305

Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$(15)	$78
Inventories	(6)	(11)
Other current assets	(33)	(36)
Accounts, wages and vacation payable	(13)	43
Other current liabilities	(136)	(48)

Total	$(203)	$26

Supplemental cash flow information:
Non-cash locomotive lease financings	$—	$—
Cash (paid) received during the period for:
Interest	$(157)	$(173)
Income taxes, net	57	33

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, For the Three Months Ended March 31, 2004	[a] Common Shares	Paid- in- Surplus	Retained Earnings	[b] Treasury Stock	Accumulated Other Comprehensive Income (Loss)				Total
					Minimum Pension Liability Adjustments	Foreign Currency Translation Adjustments	Derivative Adjustments	Total
Balance at January 1, 2004	$689	$3,936	$8,930	$(1,077)	$(109)	$(18)	$3	$(124)	$12,354
Net income	—	—	165	—	—	—	—	—	165
Other comprehensive income net of tax of $2	—	—	—	—	—	2	1	3	3

Comprehensive income									168
Conversion, exercises of stock options, forfeitures and other	—	(20)	—	53	—	—	—	—	33
Dividends declared ($0.30 per share)	—	—	(78)	—	—	—	—	—	(78)

Balance at March 31, 2004	$689	$3,916	$9,017	$(1,024)	$(109)	$(16)	$4	$(121)	$12,477

[a]	Common stock $2.50 par value; 500,000,000 shares authorized; 275,692,546 shares issued at beginning of period; 275,693,066 shares issued at end of period.
[b]	17,532,015 treasury shares at beginning of period, at cost; 16,625,704 treasury shares at end of period, at cost.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For purposes of this report, unless the context otherwise requires, all references herein to the “Corporation”, “UPC”, “we”, “us”, and “our” mean Union Pacific Corporation and its subsidiaries, including Union Pacific Railroad Company, which will be separately referred to herein as “UPRR” or the “Railroad”.

1. Responsibilities for Financial Statements – Our Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. Our Consolidated Statement of Financial Position at December 31, 2003 is derived from audited financial statements. Our Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2003 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004. Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation.

2. Stock-Based Compensation – At March 31, 2004, we had several stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation expense related to stock option grants is reflected in net income as all options granted under those plans had an exercise price equal to the market value of our common stock on the date of grant. Stock-based compensation expense related to retention shares, stock units and other incentive plans is reflected in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. See note 10 to the Consolidated Financial Statements for discussion of the proposed accounting standard related to the treatment of stock options. See note 7 to the Consolidated Financial Statements for reconciliation between basic earnings per share and diluted earnings per share.

	Three Months Ended March 31,
Millions of Dollars, Except Per Share Amounts	2004	2003
Net income, as reported	$165	$429
Stock-based employee compensation expense included in reported net income, net of tax	3	9
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(8)	(15)

Pro forma net income	$160	$423

EPS – basic, as reported	$0.64	$1.69
EPS – basic, pro forma	$0.62	$1.67
EPS – diluted, as reported	$0.63	$1.67
EPS – diluted, pro forma	$0.61	$1.65

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted during the first three months of 2004 and 2003:

	2004	2003
Risk-free interest rates	3.3%	2.9%
Dividend yield	1.7%	1.5%
Expected lives-years	5.6	5.0
Volatility	25.9%	28.4%

3. Operations and Segmentation – The Railroad, along with its subsidiaries and rail affiliates, is our one reportable business segment. The Consolidated Financial Statements of 2003 also include discontinued trucking operations, consisting of Overnite Transportation Company and Motor Cargo Industries, Inc. (see note 12 to the Consolidated Financial Statements regarding the reclassification of our trucking segment as a discontinued operation).

4. Financial Instruments

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At March 31, 2004, we have not been required to provide collateral, nor have we received collateral relating to our hedging activities.

Determination of Fair Value – The fair values of our derivative financial instrument positions at March 31, 2004 and December 31, 2003, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

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

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in the benchmark interest rate (LIBOR). The swaps have been accounted for as fair value hedges using the short-cut method as allowed by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; therefore, no ineffectiveness has been recorded within our Consolidated Financial Statements.

Fuel Strategy – Fuel costs are a significant portion of our total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, we periodically use swaps, collars, futures and/or forward contracts, as well as our fuel surcharge programs, to mitigate the impact of adverse fuel price changes.

The following is a summary of our derivative financial instruments at March 31, 2004 and December 31, 2003:

Millions, Except Percentages and Average Commodity Prices	Mar. 31, 2004	Dec. 31, 2003
Interest rate hedging:
Amount of debt hedged	$818	$818
Percentage of total debt portfolio	10%	10%
Fuel hedging:
Swaps:
Number of gallons hedged for 2003 [a]	—	145
Average price of 2003 hedges (per gallon) [b]	$—	$0.63
Number of gallons hedged for the remainder of 2004	—	—
Average price of 2004 hedges outstanding (per gallon)	$—	$—
Collars:
Number of gallons hedged for 2003 [a]	—	22
Average cap price for 2003 collars (per gallon) [b]	$—	$0.77
Average floor price for 2003 collars (per gallon) [b]	$—	$0.67
Average ceiling price for 2003 collars (per gallon) [b]	$—	$0.88
Number of gallons hedged for the remainder of 2004	85	120
Average cap price for 2004 collars outstanding (per gallon) [b]	$0.72	$0.74
Average floor price for 2004 collars outstanding (per gallon) [b]	$0.63	$0.64
Average ceiling price for 2004 collars outstanding (per gallon) [b]	$0.85	$0.86

[a]	Fuel hedges expired December 31, 2003.
[b]	Excluding taxes, transportation costs and regional pricing spreads.

The fair value asset positions of our outstanding derivative financial instruments at March 31, 2004 and December 31, 2003 were as follows:

Millions of Dollars	Mar. 31, 2004	Dec. 31, 2003
Interest rate hedging:
Gross fair value asset position	$33	$24
Gross fair value (liability) position	—	(1)
Fuel hedging:
Gross fair value asset position	7	6
Gross fair value (liability) position	—	—

Total fair value asset position	$40	$29

Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed.

Our use of derivative financial instruments had the following impact on pre-tax income for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
Millions of Dollars	2004	2003
Decrease in interest expense from interest rate hedging	$7	$7
Decrease in fuel expense from fuel hedging	4	8

Decrease in expenses	11	15
Increase in other income from interest rate swap cancellation	—	5

Increase in pre-tax income from continuing operations	$11	$20

For the three months ended March 31, 2004, we recorded less than $1 million for fuel hedging ineffectiveness.

Sale of Receivables – The Railroad has sold without recourse on a 364-day revolving basis, an undivided interest in a designated pool of accounts receivable to investors through Union Pacific Receivables, Inc. (UPRI), a bankruptcy-

remote subsidiary. At March 31, 2004 and December 31, 2003, UPRI had transferred $748 million and $695 million, respectively, of accounts receivable to the investors. UPRI subsequently sells an interest in such pool to the investors and retains an undivided interest in a portion of these receivables. This retained interest is included in accounts receivable in our Consolidated Financial Statements. At March 31, 2004 and December 31, 2003, UPRI had a retained interest of $158 million and $105 million, respectively. The outstanding undivided interest held by investors of $590 million at both March 31, 2004 and December 31, 2003 is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction. These sold receivables are not included in our Consolidated Financial Statements.

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

The investors have designated the Railroad to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate the Railroad for its responsibilities. The costs of the sale of receivables program are included in other income and were $2 million and $3 million for the first three months of 2004 and 2003, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs and fees for unused commitment availability. Payments collected from sold receivables can be reinvested in new receivables on behalf of the buyers. Proceeds from collections reinvested in the program were approximately $3 billion in the first three months of both 2004 and 2003.

5. Debt

Credit Facilities – On March 31, 2004, we had $2.0 billion in revolving credit facilities available - $1.0 billion under a 364-day facility expiring in March 2005 and $1.0 billion under a 5-year term expiring in March 2009. The facilities, which were entered into during March 2004, are designated for general corporate purposes and replaced a $925 million 364-day revolving facility that expired in March 2004 and a $1.0 billion 5-year revolving credit facility, which was due to expire in March 2005. None of the credit facilities were drawn as of March 31, 2004. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. Similar to the credit facilities that were replaced, these credit facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. The credit facilities do not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing) or any other provision that could require the posting of collateral. The facilities require the maintenance of a minimum net worth and a debt to net worth coverage ratio. At March 31, 2004, we were in compliance with these covenants.

Dividend Restrictions – Retained earnings available for dividends decreased to $5.0 billion at March 31, 2004 from $6.9 billion at December 31, 2003 due to revisions in minimum net worth requirements under the credit facilities referred to above.

Shelf Registration Statements and Significant New Borrowings – Under two current shelf registration statements, we may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. On May 4, 2004, we issued the remaining $250 million available under a shelf registration filed in 2002. We issued 5.375% fixed rate debt with a maturity of May 1, 2014. On May 4, 2004, we also issued $250 million of 6.25% fixed rate debt with a maturity of May 1, 2034 under a $1.0 billion shelf registration filed in 2003. Following these issuances, we have $750 million remaining for issuance under the shelf registration filed in 2003. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under this registration.

Debt Redemption – On April 5, 2004, the Railroad redeemed the Missouri Pacific Railroad Company 4.25% first mortgage bonds with an outstanding balance of approximately $92 million and a maturity date of January 1, 2005.

6. Retirement Plans

Pension and Other Postretirement Benefits

Pension Plans–We provide defined benefit retirement income to eligible non-union employees through qualified and non-qualified (supplemental) pension plans. Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment with specific reductions made for early retirements.

Other Postretirement Benefits (OPEB) – All non-union and certain of our union employees participate in defined contribution medical and life insurance programs for retirees. These costs are funded as medical and life claims are paid.

Expense

Both pension and OPEB expense is determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. With respect to the value of pension plan assets, the expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it may have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions.

Differences in actual experience in relation to assumptions are not recognized immediately, but are deferred and, if necessary, amortized as pension or OPEB expense.

The components of our net periodic pension and other postretirement benefit costs for the three months ended March 31, 2004 and 2003 were as follows:

	Pension		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
Millions of Dollars	2004	2003	2004	2003
Service cost	$8	$7	$2	$2
Interest cost	29	28	9	9
Expected return on plan assets	(34)	(32)	—	—
Amortization of:
Transition obligation	(1)	(1)	—	—
Prior service cost (credit)	2	2	(5)	(4)
Actuarial loss	1	—	4	4

Total net periodic benefit cost	$5	$4	$10	$11

Cash Contributions

As of March 31, 2004, we have voluntarily contributed $50 million to our pension plans, and we do not expect to make additional contributions in 2004.

7. Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
Millions, Except Per Share Amounts	2004	2003
Income statement data:
Income from continuing operations	$165	$148
Income from discontinued operations	—	7
Cumulative effect of accounting change	—	274

Net income available to common shareholders	$165	$429

Weighted average number of shares outstanding:
Basic	258.7	253.4
Dilutive effect of stock options	1.8	1.0
Dilutive effect of retention shares, stock units and restricted stock	2.0	1.8

Diluted	262.5	256.2

Earnings per share – basic:
Income from continuing operations	$0.64	$0.58
Income from discontinued operations	—	0.03
Cumulative effect of accounting change	—	1.08

Net income	$0.64	$1.69

Earnings per share – diluted:
Income from continuing operations	$0.63	$0.57
Income from discontinued operations	—	0.03
Cumulative effect of accounting change	—	1.07

Net income	$0.63	$1.67

Common stock options totaling 2.2 million shares and 6.3 million shares for the three months ended March 31, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be antidilutive. Also excluded from the three months ended March 31, 2003, were 21.8 million weighted average shares related to the Convertible Preferred Securities (CPS), as the inclusion of these securities would have an antidilutive effect on the earnings per share. We redeemed all of the CPS in 2003.

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

Personal Injury and Occupational Illness – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us in properly measuring the expense and liability. Compensation for work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work. Expenses for our personal injury-related events for the three months ended March 31, 2004 and 2003 were $100 million and $59 million, respectively. Our 2004 expense was negatively impacted by a $30 million jury verdict, excluding interest, awarded against the Railroad for a 1998 grade-crossing accident. As of March 31, 2004 and December 31, 2003, we had a liability of $671 million and $617 million, respectively, accrued for future personal injury costs, of which $274 million was recorded in current liabilities as accrued casualty costs in both years. We have additional amounts accrued for claims related to certain alleged occupational illnesses. The impact of current obligations is not expected to have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Environmental Costs – We generate and transport hazardous and non-hazardous waste in our current operations and have done so in our former operations, and we are subject to federal, state and local environmental laws and regulations. We have identified approximately 397 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 51 sites that are the subject of actions taken by the U.S. government, 29 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to the property owned, leased or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on such property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated.

As of March 31, 2004 and December 31, 2003, we had a liability of $186 million and $187 million, respectively, accrued for future environmental costs, of which $52 million and $57 million were recorded in current liabilities as accrued casualty costs. During the three months ended March 31, 2004 and 2003 we expensed $8 million and $9 million, respectively, related to environmental matters. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties and existing technology, laws and regulations. We believe that we have adequately accrued for our ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. The impact of current obligations is not expected to have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Purchase Obligations and Guarantees – We periodically enter into financial and other commitments in connection with our businesses. We do not expect that these commitments or guarantees will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

At March 31, 2004, we were contingently liable for $430 million in guarantees and $53 million in letters of credit. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. A liability of approximately $6 million has been recorded related to these guarantees as of March 31, 2004. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees.

As described in note 9 to our Consolidated Financial Statements, Item 8, in our 2003 Annual Report on Form 10-K, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building. The Railroad guaranteed a residual value equal to 85% of the total construction-related costs upon completion of the building. During construction, the Railroad guarantees 89.9% of the construction costs incurred. At March 31, 2004, the Railroad’s guarantee related to the building was approximately $144 million. The guarantee will be approximately $220 million upon completion of the building. At March 31, 2004, the Railroad had a liability of approximately $6 million related to the fair value of this guarantee. We have guaranteed all of the Railroad’s obligation under this lease.

9. Other Income – Other income included the following for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
Millions of Dollars	2004	2003
Net gain on non-operating asset dispositions	$14	$10
Rental income	11	12
Interest income	2	3
Asset sale of technology subsidiary	9	—
Other, net	(8)	(12)

Total	$28	$13

10. Accounting Pronouncements –In March 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. If finalized as drafted, we will be required to record compensation expense for stock options beginning January 1, 2005. We will be required to record compensation costs based on the fair value of the awards granted to employees. Fair value will be measured using an acceptable pricing model. We are currently assessing the impact that this standard would have on our Consolidated Financial Statements.

11. Cumulative Effect of Accounting Change – Surface Transportation Board (STB) accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). This statement was effective for us beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. We concluded that we did not have a legal obligation to remove the track structure, and therefore, under generally accepted accounting principles, we could not accrue the cost of removal in advance. As a result, reports filed with the SEC will reflect the expense of removing these assets in the period in which they are removed. For STB reporting requirements only, we will continue to follow the historical method of accruing in advance, as prescribed by the STB. FAS 143 also requires us to record a liability for legally obligated asset retirement costs associated with tangible long-lived assets. In the first quarter of 2003, we recorded income from a cumulative effect of accounting change, related to the adoption of FAS 143, of $274 million, net of income tax expense of $167 million. The accounting change had no effect on our liquidity.

12. Discontinued Operations – As described in note 6, Item 8 of our 2003 Annual Report on Form 10-K, we completed the sale of our entire trucking interest through an initial public offering on November 5, 2003.

The following table presents the revenues and income before income taxes for the discontinued operations for the three months ended March 31, 2003:

Millions of Dollars	Three Months Ended March 31, 2003
Revenues	$341
Income before income taxes	$12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to

Three Months Ended March 31, 2003

For purposes of this report, unless the context otherwise requires, all references herein to the “Corporation”, “UPC”, “we”, “us”, and “our” mean Union Pacific Corporation and its subsidiaries, including Union Pacific Railroad Company, which will be separately referred to herein as “UPRR” or the “Railroad”.

The following discussion should be read in conjunction with the Consolidated Financial Statements and applicable notes to the Consolidated Financial Statements, Item 1, and other information included in this report.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable business segment. The Consolidated Financial Statements of 2003 also include discontinued trucking operations, consisting of Overnite Transportation Company and Motor Cargo Industries, Inc., which are subsidiaries of Overnite, Inc., formerly an indirect wholly owned subsidiary of UPC. We completed the sale of our entire trucking interest in 2003.

Available Information

Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our 2003 Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement and Forms 3, 4 and 5, filed on behalf of directors and executive officers and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, our corporate governance materials, including Board Committee charters, governance guidelines and policies and codes of conduct and ethics for directors, officers and employees may also be found on our website at www.up.com/investors. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and NYSE or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of these SEC filings or corporate governance materials should write to Secretary, Union Pacific Corporation, 1416 Dodge Street, Room 1230, Omaha, NE 68179.

The reference to our website address in this report does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. Our critical accounting policies are available in our 2003 Annual Report on Form 10-K, Item 7. There have been no significant changes with respect to these policies during the first quarter of 2004.

Network Performance Update

At the beginning of 2003, the overall economic outlook was uncertain. After experiencing a soft economy in 2001 and 2002, we set employment levels in anticipation of a flat economy again in 2003. During the third quarter of 2003, the economy started to rebound, and we saw record-level volumes in the fourth quarter of 2003, which required more crew members than we had available for train service. As a result, we incurred additional operating expenses as crew utilization costs and car cycle times increased due to slower velocity. To alleviate the situation, we accelerated hiring efforts and temporarily brought in over 200 train service personnel from alternative sources, including other railroads, and we also initiated plans to accelerate locomotive acquisitions.

In January of 2004, progress was evident, as our velocity was improving even though demand continued to be strong. However, severe winter weather conditions and derailments on key routes strained our network and further hampered our ability to restore network fluidity. Our network speed and operating efficiency again deteriorated, which increased our need for additional train crews, locomotives, freight cars and system capacity. As discussed in this Item 2, operating expenses have been affected by our network performance, resulting in additional costs, including higher salary, equipment rent, fuel and other expenses.

Hiring and training efforts have continued at a significant rate, as nearly 1,000 trainmen were placed in service during the first quarter of 2004. We expect an additional 1,400 in the second quarter of 2004. We also are working agressively to increase the training of experienced conductors to become engineers. By September of this year, approximately 3,700 new employees will be added into train service. New employee hiring will be partially offset by attrition. We estimate an average annual year-over-year increase of approximately 1,300 full-time equivalent train crew personnel. In addition to hiring and training crews, we have accelerated locomotive acquisitions to improve velocity. During 2004, we plan to acquire 270 new locomotives and put in service an additional 350 units under short-term leases, some of which have already entered our system. Limited steps have also been taken to reduce volume levels and thereby help to restore network fluidity. We are prepared to take further actions to reduce business levels if service metrics do not improve. In addition, we have established special customer service contacts in critical locations and temporary transload facilities in key terminals to alleviate congestion and manage the increased demand.

We believe we have identified and understand the underlying causes of our service issues and that we are taking the right steps to address those issues. We are uncertain as to when velocity and network performance will be restored to efficient levels. Our future results will be a function of the pace of our service improvement, which will be indicated by our train velocity, car volume and other operating metrics, all of which are updated weekly on our website at http://www.up.com/investors/reports.

Results of Operations

	Three Months Ended March 31,
Millions of Dollars, Except Per Share Amounts and Ratios	2004	2003
Operating margin	10.9%	13.5%
Operating income	$314	$369
Income from continuing operations	165	148
Income from discontinued operations	—	7
Cumulative effect of accounting change	—	274

Net income	$165	$429

Diluted earnings per share:
Income from continuing operations	$0.63	$0.57
Net income	$0.63	$1.67

	Three Months Ended March 31,
Millions of Dollars	2004	2003
Cash provided by operating activities	$332	$320
Cash used in investing activities	(483)	(462)
Dividends paid	(77)	(58)

Free cash flow (a)	$(228)	$(200)

(a)	Free cash flow is considered a non-GAAP financial measure by SEC Regulation G. We believe free cash flow is important in evaluating our financial performance and measures our ability to generate cash without incurring additional external financings. Free cash flow should be considered in addition to, rather than a substitute for cash provided by operating activities. The above table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

Income from Continuing Operations–The increase in income from continuing operations in 2004 was driven by substantial revenue growth; a one-time reduction of the deferred state income tax liability primarily attributable to relocating customer service, accounting and information technology operations to Omaha, Nebraska and state income tax credits earned on the investment in the new headquarters building in Omaha. These increases were partially offset by wage and benefit inflation, volume-related expenses, operational costs associated with network performance, severe winter weather conditions in the Pacific Northwest and Midwest and derailments. In addition, increased casualty and interest expense associated with an unfavorable court ruling involving a 1998 third-party crossing accident negatively impacted income for the quarter.

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

Operating revenues increased $157 million (6%) to $2.9 billion in the first quarter compared to 2003. Commodity revenue increased $170 million (7%) to $2.8 billion in the same period, led by growth in the Industrial Products, Agricultural and Intermodal commodity groups. First quarter revenue carloads rose 4% compared to a year ago, while average revenue per car (referred to as ARC) for the period gained 2% to $1,214 driven by pricing gains, fuel surcharges and index-based contract price escalators. We recognized $39 million and $21 million in operating revenue from our fuel surcharge programs in the first quarter of 2004 and 2003, respectively. Other revenues decreased $13 million (10%) to $116 million in the first quarter compared to a year ago as a result of a decrease in detention billing and less revenue due to the asset sale of a technology subsidiary (see Non-Operating Items in this Item 2).

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads and average revenue per car by commodity type:

Commodity Revenue Millions of Dollars	Three Months Ended March 31,		% Change
	2004	2003
Agricultural	$411	$373	10%
Automotive	297	302	(2)
Chemicals	410	394	4
Energy	586	561	4
Industrial Products	563	510	10
Intermodal	510	467	9

Total	$2,777	$2,607	7%

Revenue Carloads Thousands	Three Months Ended March 31,		% Change
	2004	2003
Agricultural	230	214	8%
Automotive	203	207	(2)
Chemicals	224	219	2
Energy	541	521	4
Industrial Products	365	340	7
Intermodal	725	693	5

Total	2,288	2,194	4%

Average Revenue Per Car	Three Months Ended March 31,		% Change
	2004	2003
Agricultural	$1,785	$1,741	3%
Automotive	1,461	1,462	—
Chemicals	1,833	1,796	2
Energy	1,084	1,077	1
Industrial Products	1,543	1,498	3
Intermodal	704	674	4

Total	$1,214	$1,188	2%

Agricultural - Revenue in the first quarter of 2004 rose 10% due to an 8% improvement in carloads and a 3% increase in ARC. The improvement in carloads was driven by increased demand for Gulf export wheat, as well as meal shipments to both Mexico and domestic locations. Revenue gains were also achieved through additional shipments of ethanol, resulting from heightened demand for the fuel additive. ARC improved due to price increases, the positive mix impact of longer average length of haul shipments and fuel surcharges.

Automotive – Revenue declined 2% for the first quarter of 2004 compared to 2003 as carloads decreased 2% and ARC remained essentially flat. The decrease in revenue was driven by a decline in revenues from domestic manufacturers, which were negatively impacted by lower production levels. Partially offsetting the losses were market share gains for international vehicle shipments.

Chemicals - Revenue grew 4% for the first quarter of 2004 over the comparable period in 2003, driven by 2% growth in both carloadings and ARC. An increase in market demand, related to the overall economic improvement for liquid and dry chemicals as well as liquified petroleum gas, more than offset revenue and volume losses in fertilizer shipments. ARC improved 2% due to a mix shift toward longer average length of haul moves, in addition to price increases and fuel surcharges.

Energy - Revenue increased 4% for the first quarter of 2004 compared to 2003. Strong utility demand due to the replenishing of inventories, in addition to increased demand for western coal, resulted in a 4% gain in carloads. In addition, the snowstorm in March of 2003 impacted the year-over-year carloading comparison. ARC increased 1%, primarily due to index-based contract escalators and longer average length of haul.

Industrial Products - Revenue increased 10% for the first quarter of 2004. The revenue gain was driven by a 7% gain in carloadings; which was attributable to strengthened demand for steel, stone and lumber; and 3% growth in ARC. The increase in steel was the result of higher demand for U.S. produced steel. Stone also contributed to the revenue gain as mild weather conditions in the southern part of the United States facilitated a strong paving season. Lumber shipments increased as housing starts and low interest rates continued to drive demand. ARC rose due to price increases, fuel surcharges and more high-ARC lumber moves.

Intermodal - Revenue climbed 9% in first quarter of 2004 driven by a 5% increase in carloads and a 4% gain in ARC. Domestic and international carloads were up due to strong imports and improved economic conditions. The improvement in ARC can be attributed to fuel surcharges and price increases.

Mexico Business - Included in the commodity revenue reported above is revenue from shipments to and from Mexico. This revenue increased 10% to $228 million for the first quarter of 2004 over the comparable period of 2003. Growth was led by an increase in agricultural revenues resulting from higher corn, wheat and meal exports and intermodal shipments. Reduced finished vehicle imports and revenue derived from auto parts moves partially offset the increase.

Operating Expenses – Operating expenses increased $212 million (9%) to $2.6 billion in the first quarter of 2004 compared to the same period in 2003. The increase was driven by wage and benefit inflation and volume-related costs, as gross ton miles for the quarter rose 4%. Additionally, we experienced higher casualty expense (associated with a $30 million jury verdict, excluding interest, awarded against the Railroad for a 1998 grade-crossing accident) and increased crew and asset utilization costs as the network continued to operate at suboptimal levels. Severe winter weather conditions in the Pacific Northwest and Midwest, as well as derailments experienced in key through-freight locations, also resulted in additional operating costs and further inhibited our ability to restore network fluidity.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $47 million (5%) in the first quarter of 2004 compared to 2003. Increases were driven by inflation, volume-related costs, training expenses associated with an increase in trainmen employment levels and increased crew utilization costs due to slower velocity. A severance program implemented in 2003 and lower protection costs and management performance-based compensation expense partially offset these increases in 2004. We also benefited from cost savings driven by a lower non-transportation workforce during the first quarter of 2004. Protection cost represents the differential payment when the wage earned for active employment is lower than an employee’s “protected” rate of pay. An individual’s protected rate is imposed by the Surface Transportation Board for employees adversely affected by a merger or is established by collective bargaining agreements in other cases.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense we pay for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses increased $17 million (5%) in the first quarter of 2004 compared to the same period in 2003. The 4% increase in carloadings combined with slower network velocity increased our inventory levels and car cycle times. Car cycle time is defined as the amount of time that a car spends on our system without changing its loaded/unloaded status or having a new waybill issued. This resulted in higher locomotive and car rental expense. These increases were partially offset by reduced rental prices for private freight cars. The higher locomotive lease expense is also due to the increased leasing of new locomotives, which are being utilized for the higher business volumes and to assist us with network performance.

Depreciation - The majority of depreciation expense relates to track structure, including rail, ties and other track material. Depreciation expense was down $1 million to $274 million in the first quarter of 2004 compared to the same period in 2003. A depreciation study implemented in June of 2003, which reduced rates for certain track assets and raised rates for locomotives and other assets, decreased 2004 expense. Higher capital spending in recent years has increased the total value of our depreciable assets, thus requiring additional depreciation expense and mitigating the decrease due to the rate change.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone, gasoline and other fuels. Expenses increased $37 million (11%) in the first quarter compared to a year ago. The higher expense was driven by a 4% increase in gross ton miles and a 5% increase in the fuel consumption rate (measured by gallons consumed per thousand gross ton miles) which resulted in a 9% increase in gallons consumed. Slower network velocity was a contributing factor to the higher fuel consumption rate. Fuel price also increased marginally from an average price of $1.02 per gallon in the first quarter of 2004 compared to $1.00 per gallon in the first quarter of 2003 (price includes taxes and transportation costs). For the quarter, we hedged approximately 10% of our fuel consumption, which decreased fuel costs by $4 million during the period. Gasoline, utilities and propane expenses increased $4 million in the first quarter primarily due to higher prices.

Materials and Supplies - Materials used for the maintenance of our railroad lines, structures and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies, along with the costs of freight services purchased to ship company materials, are also included. Expenses increased $20 million (19%) in the first quarter of 2004 due to increased use of locomotive repair materials associated with maintaining a larger fleet with more units off warranty, additional freight car repairs and other materials expenses. These increases were partially offset by a shift of additional third-party contracting of locomotive repairs, resulting in a corresponding increase to Purchased Services and Other Costs.

Casualty Costs - The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Costs rose $47 million (47%) in the first quarter of 2004, due primarily to increased personal injury costs, including costs associated with a $30 million jury verdict, excluding interest, awarded against the Railroad for a 1998 grade-crossing accident. Expenses associated with destruction of foreign equipment and freight loss and damage also increased as the Railroad incurred more costs related to derailments in the first quarter of 2004 compared to 2003. Destruction of foreign equipment expense is incurred when equipment owned by other railroads is damaged while in our possession.

Purchased Services and Other Costs - Purchased services and other costs include the costs of services purchased from outside contractors, state and local operating taxes (primarily includes property and sales and use taxes), net costs of operating facilities jointly used by other railroads and us, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense and computer and other general expenses. Expenses increased $45 million (17%) in the first quarter of 2004 compared to last year driven by higher expenses for contract services, jointly operated facilities and state and local taxes. Trucking expenses for intermodal containers and crew transportation costs also rose due to additional volume and slower network velocity. The increase in contract services was primarily driven by an increase in locomotive maintenance expense (referenced in Materials and Supplies). Jointly operated facility expense rose in the first quarter of 2004 compared to the first quarter of 2003 primarily due to a large recollectible project that reduced expenses in 2003. State and local operating taxes increased primarily as a result of higher income levels (on a historical, rolling-average basis) used to project future earnings in assessing property taxes.

Operating Income – 2004 first quarter operating income decreased $55 million (15%) to $314 million as wage and benefit inflation, volume and resource utilization costs associated with network performance, severe weather conditions, derailments and higher casualty costs more than offset revenue growth of 6%. Our operating margin (operating income as a percentage of operating revenues) decreased to 10.9% in the first quarter of 2004 from 13.5% in the same period of 2003. Conversely, our operating ratio (operating expenses as a percentage of operating revenues) increased 2.6 points to 89.1% in the first quarter of 2004 compared to 2003.

Non-Operating Items – Interest expense decreased $16 million (11%) in the first quarter due to lower interest rates and a lower average debt level in 2004. Included in the first quarter 2004 interest expense is $6 million related to the 1998 grade-crossing jury verdict. In the three months ended March 31, 2004, our average debt level decreased to $8.0 billion from $9.2 billion for the same period in 2003, which included $1.5 billion of Convertible Preferred Securities. Our effective interest rate was 6.8% during the first quarter of 2004 compared to 6.5% in 2003. The effective interest rate would have been unchanged if not for the interest associated with the jury verdict. Other income increased $15 million to $28 million in the first quarter compared to the same period in 2003, due primarily to higher gains from real estate sales and income recognized from the asset sale of a technology subsidiary in January. Income tax expense decreased $41 million (49%) in the first quarter compared to 2003 due to lower pre-tax income; a one-time reduction of the deferred state income tax liability primarily attributable to relocating customer service, accounting and information technology operations to Omaha, Nebraska and state income tax credits earned on the investment in the new headquarters building in Omaha. Consequently, our effective tax rate decreased from 36% in the first quarter of 2003 to 20% in the first quarter of 2004.

Discontinued Operations – On November 5, 2003, we completed the sale of our entire trucking interest. Income from discontinued operations was $7 million for the first three months of 2003.

Other Operating and Financial Statistics

	Three Months Ended March 31,
	2004	2003
Gross ton miles (billions)	251.9	241.3
Revenue ton miles (billions)	134.6	126.4
Average full-time equivalent employees	46,838	46,270

Gross and Revenue Ton Miles – The increase in the number of ton miles was driven by a 4% increase in carloadings in conjunction with longer average length of haul for Agricultural and Energy shipments and the positive impact of volume growth experienced in the higher density commodity groups, primarily Agricultural and Industrial Products. Gross ton miles are calculated by multiplying the weight of a loaded or empty freight car by the number of miles hauled. Revenue ton miles do not include the weight of the freight car.

Average Full-Time Equivalent Employees – The increase in the average number of full-time equivalent employees resulted primarily from the addition of train crew personnel who were hired to handle increased customer demand. These additions were partially offset by productivity in the non-transportation functions, attrition and retirement as well fewer employees at our technology subsidiaries.

Debt to Capital/Lease Adjusted Debt to Capital

	Mar. 31, 2004	Dec. 31, 2003
Debt to capital	38.9%	39.3%
Lease adjusted debt to capital	44.2%	44.8%

Our debt to capital ratio improved from 39.3% as of December 31, 2003 to 38.9% as of March 31, 2004. Debt to capital is computed by dividing total debt by total debt plus equity. Lease adjusted debt to capital also improved during the same year-over-year period from 44.8% to 44.2%. Lease adjusted debt to capital is derived by dividing total debt plus the net present value of operating leases by total debt plus equity plus the net present value of operating leases. Improvement in both ratios resulted from reduced debt levels and an increase in equity resulting from the increased earnings in 2003. A decrease in the present value of operating leases also contributed to the reduction in the lease adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash provided by operations was $332 million in the first three months of 2004 compared to $320 million in the first three months of 2003. The increase was driven by higher income from continuing operations, net of non-cash operating expenses, partially offset by changes in working capital.

Cash used in investing activities was $483 million in the first three months of 2004 compared to $462 million in the first three months of 2003. The increased use of cash was due to the receipt of a $96 million dividend from Grupo Ferroviario Mexicano, S.A. de C.V. in the first quarter of 2003, partially offset by lower capital spending in the first three months of 2004. The following table details capital expenditures for the three months ended March 31, 2004 and 2003:

Capital Expenditures Millions	2004	2003
Track	$318	$298
Locomotives	18	32
Freight cars	2	5
Facilities and other	51	77

Total	$389	$412

Cash used in financing activities was $101 million in the first three months of 2004 compared to cash provided by financing activities of $80 million in the first three months of 2003. The increase in cash used is due to lower debt and other financing activities ($13 million net cash outflow in 2004 compared to $335 million net cash inflow in 2003) and higher dividend payments partially offset by lower debt repayments ($55 million in 2004 versus $207 in 2003) and an increase in cash received from option exercises ($44 million in 2004 versus $10 million in 2003).

For the three months ended March 31, 2004 and 2003, our ratio of earnings to fixed charges was 2.1 and 2.5, respectively. The ratio of earnings to fixed charges is based on continuing operations. Earnings represent income before discontinued operations and cumulative effect of accounting change, less equity earnings net of distributions from unconsolidated affiliates, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount and the estimated amount representing the interest portion of rental charges. The calculation of the ratio of earnings to fixed charges appears in Exhibit 12. The receipt of dividends and higher taxes in 2003 resulted in relatively higher earnings available for fixed charges, thereby causing the ratio to be higher in 2003 than in 2004.

Financing Activities

Credit Facilities – On March 31, 2004, we had $2.0 billion in revolving credit facilities available - $1.0 billion under a 364-day facility expiring in March 2005 and $1.0 billion under a 5-year term expiring in March 2009. The facilities, which were entered into during March 2004, are designated for general corporate purposes and replaced a $925 million 364-day revolving facility that expired in March 2004 and a $1.0 billion 5-year revolving credit facility, which was due to expire in March 2005. None of the credit facilities were drawn as of March 31, 2004. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. Similar to the credit facilities that were replaced, these credit facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. The credit facilities do not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing) or any other provision that could require the posting of collateral. The facilities require the maintenance of a minimum net worth and a debt to net worth coverage ratio. At March 31, 2004, we were in compliance with these covenants.

Dividend Restrictions – Retained earnings available for dividends decreased to $5.0 billion at March 31, 2004 from $6.9 billion at December 31, 2003 due to revisions in minimum net worth requirements under the credit facilities referred to above.

Shelf Registration Statements and Significant New Borrowings – Under two current shelf registration statements, we may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or preferred stock in one or more offerings. On May 4, 2004, we issued the remaining $250 million available under a shelf registration filed in 2002. We issued 5.375% fixed rate debt with a maturity of May 1, 2014. On May 4, 2004, we also issued $250 million of 6.25% fixed rate debt with a maturity of May 1, 2034 under a $1.0 billion shelf registration filed in 2003. Following these issuances, we have $750 million remaining for issuance under the shelf registration filed in 2003. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under this registration.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

As described in the notes to the Consolidated Financial Statements and as referenced in the tables below, we have contractual obligations and commercial commitments that may affect our financial condition. However, based on management’s assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on our financial condition, results of operations or liquidity. In addition, the commercial obligations, financings and commitments we make are customary transactions, which are similar to those of other comparable industrial corporations, particularly within the transportation industry.

The following tables identify material obligations and commitments as of March 31, 2004:

	Total	Payments Due by Period
Contractual Obligations Millions of Dollars		Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Debt [a]	$6,421	$149	$1,348	$1,517	$3,407
Operating leases	2,871	392	710	473	1,296
Capital lease obligations [b]	2,443	228	391	351	1,473
Purchase obligations [c]	3,821	879	566	459	1,917

Total contractual obligations	$15,556	$1,648	$3,015	$2,800	$8,093

[a]	Excludes capital lease obligations of $1,495 million, and market value adjustments for debt with qualifying hedges that are recorded as assets on the Consolidated Statements of Financial Position.
[b]	Represents total obligations, including interest component.
[c]	Purchase obligations include locomotive maintenance contracts, purchase commitments for locomotives, ties, ballast and track and agreements to purchase other goods and services.

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments Millions of Dollars		Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Credit facilities [a]	$2,000	$1,000	$—	$1,000	$—
Sale of receivables [b]	600	600	—	—	—
Guarantees [c]	430	15	16	13	386
Standby letters of credit [d]	53	53	—	—	—

Total commercial commitments	$3,083	$1,668	$16	$1,013	$386

[a]	None of the credit facilities were used as of March 31, 2004.
[b]	$590 million of the facility was utilized at March 31, 2004.
[c]	Includes guaranteed obligations of affiliated operations.
[d]	None of the letters of credit were drawn upon as of March 31, 2004.

Sale of Receivables – The Railroad has sold without recourse on a 364-day revolving basis, an undivided interest in a designated pool of accounts receivable to investors through Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. At March 31, 2004 and December 31, 2003, UPRI had transferred $748 million and $695 million, respectively, of accounts receivable to the investors. UPRI subsequently sells an interest in such pool to the investors and retains an undivided interest in a portion of these receivables. This retained interest is included in accounts receivable in our Consolidated Financial Statements. At March 31, 2004 and December 31, 2003, UPRI had a

retained interest of $158 million and $105 million, respectively. The outstanding undivided interest held by investors of $590 million at both March 31, 2004 and December 31, 2003, is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction. These sold receivables are not included in our Consolidated Financial Statements.

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

The investors have designated the Railroad to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate the Railroad for its responsibilities. The costs of the sale of receivables program are included in other income and were $2 million and $3 million for the first three months of 2004 and 2003, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. Payments collected from sold receivables can be reinvested in new receivables on behalf of the buyers. Proceeds from collections reinvested in the program were approximately $3 billion in the first three months of both 2004 and 2003.

Headquarters Building – As described in note 9 to our Consolidated Financial Statements, Item 8, in our 2003 Annual Report on Form 10-K, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building. The Railroad guaranteed a residual value equal to 85% of the total construction-related costs upon completion of the building. During construction, the Railroad guarantees 89.9% of the construction costs incurred. At March 31, 2004, the Railroad’s guarantee related to the building was approximately $144 million. The guarantee will be approximately $220 million upon completion of the building. At March 31, 2004, the Railroad had a liability of approximately $6 million related to the fair value of this guarantee. We have guaranteed all of the Railroad’s obligation under this lease.

OTHER MATTERS

Commitments and Contingencies – There are various claims and lawsuits pending against us and certain of our subsidiaries. We are also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites.

Pensions – As of March 31, 2004, we have voluntarily contributed $50 million to our pension plans, and we do not expect to make additional contributions in 2004.

Accounting Pronouncements – In March 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. If finalized as drafted, we will be required to record compensation expense for stock options beginning January 1, 2005. We will be required to record compensation costs based on the fair value of the awards granted to employees. Fair value will be measured using an acceptable pricing model. We are currently assessing the impact that this standard would have on our Consolidated Financial Statements.

CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational or service improvements; statements concerning expectations of the effectiveness of steps taken or to be taken to improve operations or service, including the hiring and training of train crews, acquisition of additional locomotives, infrastructure improvements and management of customer traffic on the system to meet demand; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; statements or information concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s goals and objectives; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters that will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved, including expectations of operational and service improvements. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

The following important factors, in addition to those discussed in “Risk Factors” in Item 7 of our 2003 Annual Report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•	whether we are fully successful in implementing our financial and operational initiatives, including gaining new customers and retaining existing ones, along with containment of operating costs;

•	whether we are successful in improving network operations and service by hiring and training additional train crews, acquiring additional locomotives, improving infrastructure and managing customer traffic on the system to meet demand;

•	material adverse changes in economic and industry conditions, both within the United States and globally;

•	the effects of adverse general economic conditions affecting customer demand and the industries and geographic areas that produce and consume commodities carried by us;

•	industry competition, conditions, performance and consolidation;

•	general legislative and regulatory developments, including possible enactment of initiatives to re-regulate the rail industry;

•	legislative, regulatory, or legal developments involving taxation, including enactment of new federal or state income tax rates, revisions of controlling authority, and the outcome of tax claims and litigation;

•	changes in securities and capital markets;

•	natural events such as severe weather, fire, floods, earthquakes or other disruptions of our operating systems, structures and equipment;

•	any adverse economic or operational repercussions from terrorist activities and any governmental response thereto;

•	war or risk of war;

•	changes in fuel prices;

•	changes in labor costs and labor difficulties, including stoppages affecting either our operations or our customers’ abilities to deliver goods to us for shipment; and

•	the outcome of claims and litigation, including those related to environmental contamination, personal injuries and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2003 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

SHAREHOLDER LITIGATION

As previously reported, a purported derivative action was filed by nine individuals, seven of whom are members of the Teamsters, on behalf of the Corporation on June 21, 2001, in the Chancery Court of Shelby County, Tennessee, naming as defendants current and certain former directors of the Corporation, Overnite Transportation Company, or OTC, a former trucking subsidiary of the Corporation, as well as various present and former officers and employees of OTC, and, as a nominal defendant, the Corporation. The derivative action alleged, among other things, that the named defendants breached their fiduciary duties to the Corporation, wasted its assets and mismanaged OTC by opposing the efforts of the Teamsters to organize the employees of OTC. Plaintiffs claimed that the “anti-union” campaign allegedly waged by the defendants cost millions of dollars and caused a substantial decline in the value of OTC. On July 31, 2001, the defendants filed a motion to dismiss the action on various grounds, and on July 1, 2002, the court granted the defendants’ motion and dismissed the derivative action on procedural grounds. The plaintiffs filed an appeal with the Tennessee Court of Appeals, and, on October 7, 2003, the Court of Appeals affirmed the decision of the Chancery Court to dismiss the action on procedural grounds. During the fourth quarter of 2003, the plaintiffs petitioned the Supreme Court of Tennessee to review the decision of the appellate court. On April 5, 2004, the Supreme Court of Tennessee denied the petition, and, therefore, the original dismissal of this action by the Chancery Court is final and effective.

ENVIRONMENTAL MATTERS

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Retained earnings available for dividends decreased to $5.0 billion at March 31, 2004 from $6.9 billion at December 31, 2003 due to revisions in minimum net worth requirements under our credit facilities. See the discussion of credit facilities in the Liquidity and Capital Resources section of Item 2, Part I.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders of the Corporation was held on April 16, 2004.

(b) At the Annual Meeting, the Corporation’s shareholders voted for the election of Philip F. Anschutz (216,218,900 shares in favor; 18,951,072 shares withheld), Richard K. Davidson (227,825,303 shares in favor; 7,344,669 shares withheld), Thomas J. Donohue (207,243,856 shares in favor; 27,926,117 shares withheld), Archie W. Dunham (208,553,037 shares in favor; 26,616,936 shares withheld), Spencer F. Eccles (205,768,692 shares in favor; 29,401,281 shares withheld), Ivor J. Evans (227,935,439 shares in favor; 7,234,534 shares withheld), Judith Richards Hope (223,744,588 shares in favor; 11,425,384 shares withheld), Michael W. McConnell (230,306,548 shares in favor; 4,863,424 shares withheld), Steven R. Rogel (207,388,355 shares in favor; 27,781,617 shares withheld), and E. Zedillo (227,845,079 shares in favor; 7,324,894 shares withheld), as directors of the Corporation. In addition, the Corporation’s shareholders voted to adopt the 2004 Stock Incentive Plan (139,787,905 shares in favor, 67,164,447 shares against, 1,945,637 shares withheld and 26,271,982 shares not voted by brokers), to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Corporation (228,607,310 shares in favor; 5,042,458 shares against, 1,520,204 shares withheld), to defeat a shareholder proposal regarding senior executive equity plans (19,465,255 shares in favor; 185,440,177 shares against, 3,986,650 shares withheld and 26,277,890 shares not voted by brokers) and to defeat a shareholder proposal regarding a report on political contributions (16,207,281 shares in favor; 164,748,588 shares against, 24,501,190 shares withheld and 29,712,913 shares not voted by brokers).

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits are listed in the exhibit index on page 29.

(b)	Reports on Form 8-K

On May 4, 2004, UPC filed a Current Report on Form 8-K relating to the offering of UPC’s $250 million of 5.375% notes due 2014 and $250 million of 6.25% debentures due 2034.

On April 29, 2004, UPC furnished a Current Report on Form 8-K announcing UPC’s financial results for the first quarter of 2004.*

On April 15, 2004, UPC furnished a Current Report on Form 8-K announcing the issuance of a letter to customers.*

On March 10, 2004, UPC filed a Current Report on Form 8-K announcing the submission of The Union Pacific Corporation 2004 Stock Incentive Plan to the shareholders.

On March 1, 2004, UPC furnished a Current Report on Form 8-K updating UPC’s earnings outlook for the first quarter of 2004.*

On January 21, 2004, UPC furnished a Current Report on Form 8-K announcing UPC’s financial results for the fourth quarter of 2003.*

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

Dated: May 7, 2004

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz,
Vice President and Controller (Principal Accounting Officer)

UNION PACIFIC CORPORATION

EXHIBIT INDEX

Exhibit No.	Description
Exhibits Filed with this Statement

12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2004 and 2003.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson and Robert M. Knight, Jr.

Exhibits Incorporated by Reference

3(a)	Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

3(b)	By-Laws of UPC, as amended, effective as of February 1, 2004, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.