Form 10-Q
period 2005-03-31
UNION PACIFIC CORP
filed 2005-05-06
CIK 100885

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, there were 262,986,225 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, For the Three Months Ended March 31,	2005	2004
Operating revenue	$3,152	$2,893

Operating expenses:
Salaries, wages, and employee benefits	1,099	1,011
Equipment and other rents	353	327
Depreciation	289	274
Fuel and utilities	539	389
Materials and supplies	135	123
Casualty costs	95	148
Purchased services and other costs	329	307

Total operating expenses	2,839	2,579

Operating income	313	314
Other income	20	28
Interest expense	(132)	(135)

Income before income taxes	201	207
Income taxes	(73)	(42)

Net income	$128	$165

Share and Per Share
Earnings per share—basic	$0.49	$0.64
Earnings per share—diluted	$0.48	$0.63
Weighted average number of shares—basic	261.4	258.7
Weighted average number of shares—diluted	264.3	262.5

Dividends	$0.30	$0.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and temporary investments	$732	$977
Accounts receivable, net	593	538
Materials and supplies	336	309
Current deferred income taxes	532	288
Other current assets	173	178

Total current assets	2,366	2,290

Investments:
Investments in and advances to affiliated companies	754	742
Other investments	23	25

Total investments	777	767

Properties:
Road	32,383	31,948
Equipment	7,711	7,733
Other	226	226

Total cost	40,320	39,907
Accumulated depreciation	(9,090)	(8,893)

Net properties	31,230	31,014

Other assets	641	518

Total assets	$35,014	$34,589

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable	$601	$590
Accrued wages and vacation	405	384
Accrued casualty costs	420	419
Income and other taxes	216	208
Dividends and interest	244	256
Debt due within one year	145	150
Equipment rents payable	135	130
Other current liabilities	384	379

Total current liabilities	2,550	2,516

Debt due after one year	7,919	7,981
Deferred income taxes	9,461	9,180
Accrued casualty costs	892	884
Retiree benefits obligation	893	893
Other long-term liabilities	491	480
Commitments and contingencies (Note 8)

Total liabilities	22,206	21,934

Common shareholders’ equity:
Common shares, $2.50 par value; 500,000,000 shares authorized; 275,803,111 and 275,694,761 shares issued, respectively	689	689
Paid-in-surplus	3,897	3,917
Retained earnings	9,272	9,222
Treasury stock	(813)	(936)
Accumulated other comprehensive loss	(237)	(237)

Total common shareholders’ equity	12,808	12,655

Total liabilities and common shareholders’ equity	$35,014	$34,589

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, For the Three Months Ended March 31,	2005	2004
Operating Activities
Net income	$128	$165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	289	274
Deferred income taxes	36	109
Cash paid to fund pension plan	—	(50)
Other, net	36	27
Changes in current assets and liabilities, net	(38)	(203)

Cash provided by operating activities	451	322

Investing Activities
Capital investments	(476)	(389)
Proceeds from asset sales	24	28
Other investing activities, net	(168)	(112)

Cash used in investing activities	(620)	(473)

Financing Activities
Dividends paid	(78)	(77)
Debt repaid	(54)	(55)
Cash received from exercise of stock options	76	44
Financings, net	(20)	(13)

Cash used in financing activities	(76)	(101)

Net change in cash and temporary investments	(245)	(252)
Cash and temporary investments at beginning of period	977	527

Cash and temporary investments at end of period	$732	$275

Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$(55)	$(15)
Materials and supplies	(27)	(6)
Other current assets	5	(33)
Accounts, wages, and vacation payable	32	(13)
Other current liabilities	7	(136)

Total	$(38)	$(203)

Supplemental cash flow information:
Non-cash capital lease financings	$—	$—
Cash (paid) received during the period for:
Interest	$(144)	$(157)
Income taxes, net	(6)	57

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

							Accumulated Other Comprehensive Income/(Loss)
Millions of Dollars Thousands of Shares	Common Shares	Treasury Shares	Common Shares	Paid- in- Surplus	Retained Earnings	Treasury Stock	Minimum Pension Liability Adj.	Foreign Currency Trans. Adj.	Derivative Adj.	Total
Balance at January 1, 2005	275,695	(15,175)	$689	$3,917	$9,222	$(936)	$(212)	$(18)	$(7)	$12,655

Comprehensive income/(loss):
Net income			—	—	128	—	—	—	—	128
Other comp. income/(loss) [a]			—	—	—	—	(2)	1	1	—

Total comprehensive income/(loss)			—	—	128	—	(2)	1	1	128

Conversion, exercises of stock options, forfeitures, and other	108	2,189	—	(20)	—	123	—	—	—	103
Dividends declared ($0.30 per share)			—	—	(78)	—	—	—	—	(78)

Balance at March 31, 2005	275,803	(12,986)	$689	$3,897	$9,272	$(813)	$(214)	$(17)	(6)	$12,808

[a]	Net of tax of $1.

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

1. Responsibilities for Financial Statements – Our Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. Our Consolidated Statement of Financial Position at December 31, 2004 is derived from audited financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2004 annual report on Form 10-K. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation.

2. Stock-Based Compensation – We have several stock-based employee compensation plans, which are described in note 7 to our Consolidated Financial Statements, Item 8, in our 2004 annual report on Form 10-K. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation expense related to stock option grants is reflected in net income as all options granted under those plans had a grant price equal to the market value of our common stock on the date of grant. Stock-based compensation expense related to retention shares, stock units, and other incentive plans is reflected in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. See note 10 to the Consolidated Financial Statements for discussion of FASB Statement No. 123(R). See note 7 to the Consolidated Financial Statements for a reconciliation between basic earnings per share and diluted earnings per share.

	Three Months Ended March 31,
Millions of Dollars, Except Per Share Amounts	2005	2004
Net income, as reported	$128	$165
Stock-based employee compensation expense included in reported net income, net of tax	5	3
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax [a]	(22)	(8)

Pro forma net income	$111	$160

EPS – basic, as reported	$0.49	$0.64
EPS – basic, pro forma	$0.42	$0.62
EPS – diluted, as reported	$0.48	$0.63
EPS – diluted, pro forma	$0.42	$0.61

[a]	Stock options for executives granted in 2002 and 2003 included a reload feature. This reload feature allows executives to exercise their options using shares of Union Pacific Corporation common stock that they already own and obtain a new grant of options in the amount of the shares used for exercise plus any shares withheld for tax purposes. The reload feature of these option grants may only be exercised if the price of our common stock increases at least 20% from the price at the time of the reload grant. During the first quarter of 2005, reload option grants represented $12 million of the pro forma expense noted above. There were no reload option grants during 2004. Stock options exercised after the effective date of FAS 123(R) will not be eligible for the reload feature.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted during the first three months of 2005 and 2004:

	2005	2004
Risk-free interest rates	3.7%	3.3%
Dividend yield	1.9%	1.7%
Expected lives-years	4.8	5.6
Volatility	21.0%	25.9%

Weighted-average fair value of options granted	$12.28	$16.40

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At March 31, 2005, we have not been required to provide collateral, nor have we received collateral, relating to our hedging activities.

Determination of Fair Value – The fair values of our derivative financial instrument positions at March 31, 2005 and December 31, 2004 were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR), or swap spread.

Interest Rate Fair Value Hedges – We manage our overall exposure to fluctuations in interest rates by adjusting the proportion of fixed and floating rate debt instruments within our debt portfolio over a given period. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of each as debt matures or as incremental borrowings are required. Derivatives are used as one of the tools to obtain the targeted mix. In addition, we also obtain flexibility in managing interest costs and the interest rate mix within our debt portfolio by evaluating the issuance and management of outstanding callable fixed-rate debt securities.

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

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions, Except Percentages	March 31, 2005	Dec. 31, 2004
Interest rate fair value hedging:
Amount of debt hedged	$750	$750
Percentage of total debt portfolio	9%	9%
Gross fair value asset position	$5	$8
Gross fair value (liability) position	$(12)	$(4)

Interest Rate Cash Flow Hedges – Changes in the fair value of cash flow hedges are reported in accumulated other comprehensive income until earnings are affected by the hedged item.

In 2004, we entered into treasury lock transactions that are accounted for as cash flow hedges. These treasury lock transactions resulted in a payment of $11 million that is being amortized on a straight-line basis over 10-years, ending September 30, 2014. The unamortized portion of the payment is recorded as a $6 million after-tax reduction to common shareholders’ equity as part of accumulated other comprehensive loss at March 31, 2005. As of March 31, 2005 and December 31, 2004, we had no interest rate cash flow hedges outstanding.

Fuel Cash Flow Hedges – Fuel costs are a significant portion of our total operating expenses. In 2005 and 2004, our primary means of mitigating the impact of adverse fuel price changes has been our fuel surcharge program. However, we may use swaps, collars, futures, and/or forward contracts to further mitigate the impact of adverse fuel price changes. We hedged 120 million gallons of fuel during 2004 using collars with average cap, floor, and ceiling prices of $0.74, $0.64, and $0.86 per gallon, respectively. Our use of fuel hedges decreased fuel expense by $4 million in the first quarter of 2004. We did not have any fuel hedges in place during the first quarter of 2005, and at March 31, 2005 and December 31, 2004 there were no fuel hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income:

	Three Months Ended March 31,
Millions of Dollars	2005	2004
Decrease in interest expense from interest rate hedging	$3	$7
Decrease in fuel expense from fuel hedging	—	4

Increase in pre-tax income	$3	$11

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at March 31, 2005. The value of the outstanding undivided interest held by investors under the facility was $600 million and $590 million at March 31, 2005 and December 31, 2004, respectively. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,112 million and $1,089 million of accounts receivable held by UPRI at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005 and December 31, 2004, the value of the interest retained by UPRI was $512 million and $499 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad has been designated to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate the Railroad for its responsibilities. The Railroad collected approximately $3 billion during each of the three month periods ended March 31, 2005 and 2004, and UPRI used such proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $4 million and $2 million for the first three months of 2005 and 2004, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad have no recourse to the assets of UPRI.

5. Debt

Credit Facilities – On March 31, 2005, we had $2 billion in revolving credit facilities available, including $1 billion under a 5-year facility expiring in March 2009 and $1 billion under a 5-year facility expiring in March 2010 (collectively, the “facilities”). The facilities are designated for general corporate purposes and support the issuance of commercial paper. Neither of the facilities were drawn as of March 31, 2005. The 5-year facility expiring in March 2010 replaced a $1 billion 364-day revolving credit facility that expired in March 2005, while the 5-year facility expiring in March 2009 was put in place in 2004 to replace a 5-year revolving credit facility that was due to expire in March 2005. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. These facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. The facilities do not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing) or any other provision that could require the posting of collateral. The facilities require the maintenance of a minimum net worth and a debt to net worth coverage ratio. At March 31, 2005, we were in compliance with these covenants.

To the extent we have long-term credit facilities available, we have reclassified certain short-term debt to a long-term basis. At March 31, 2005 and December 31, 2004, approximately $811 million and $440 million of short-term borrowings that we intend to refinance were reclassified as long-term debt, respectively. This reclassification reflects our ability and intent to refinance these short-term borrowings and current maturities of long-term debt on a long-term basis through the issuance of commercial paper or new long-term financings, or by using the currently available long-term credit facility if alternative financing is not available.

Dividend Restrictions – We are subject to certain restrictions related to the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $5.3 billion and $5.2 billion at March 31, 2005 and December 31, 2004, respectively. We do not expect that these restrictions will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

Shelf Registration Statement – Under a current shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. At March 31, 2005, we had $500 million remaining for issuance under the current shelf registration statement. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under this shelf registration.

Debt Redemption – On May 1, 2005, we redeemed approximately $113 million of 8.35% debentures with a maturity date of May 1, 2025. The redemption resulted in an early extinguishment charge of approximately $4 million in the second quarter of 2005.

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

The components of our net periodic pension and OPEB costs were as follows:

	Pension		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
Millions of Dollars	2005	2004	2005	2004
Service cost	$9	$8	$1	$2
Interest cost	29	29	7	9
Expected return on plan assets	(34)	(34)	—	—
Amortization of:
Transition obligation	—	(1)	—	—
Prior service cost (credit)	2	2	(6)	(5)
Actuarial loss	3	1	3	4

Total net periodic benefit cost	$9	$5	$5	$10

Cash Contributions

We did not contribute to our pension plans during the first quarter of 2005 and we currently do not have minimum funding requirements as set forth in employee benefit and tax laws. We voluntarily contributed $50 million to our pension plans during the first quarter of 2004.

7. Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
Millions, Except Per Share Amounts	2005	2004
Net income available to common shareholders	$128	$165

Weighted average number of shares outstanding:
Basic	261.4	258.7
Dilutive effect of stock options	1.2	1.8
Dilutive effect of retention shares, stock units and restricted stock	1.7	2.0

Diluted	264.3	262.5

Earnings per share – basic	$0.49	$0.64
Earnings per share – diluted	$0.48	$0.63

Common stock options totaling 3.5 million shares and 2.2 million shares for the three months ended March 31, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be antidilutive.

8. Commitments and Contingencies

Unasserted Claims – Various claims and lawsuits are pending against us and certain of our subsidiaries. It is not possible at this time for us to determine fully the effect of all unasserted claims on our consolidated financial condition, results of operations, or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity after taking into account liabilities previously recorded for these matters.

Personal Injury – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us in properly measuring the expense and liability, including unasserted claims. Compensation for work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work. Our expenses for our personal injury-related events were $63 million and $100 million for the three months ended March 31, 2005 and 2004, respectively. Our 2004 expense was negatively impacted by a $30 million jury verdict, excluding interest, upheld against the Railroad for a 1998 grade-crossing accident. As of March 31, 2005 and December 31, 2004, we had accrued a liability of $642 million and $639 million, respectively, for personal injury costs, of which $274 million was recorded in current liabilities as accrued casualty costs at the end of both periods. Our personal injury liability is discounted to present value using applicable U.S. Treasury rates.

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

The greatest potential for asbestos exposure in the railroad industry existed while steam locomotives were used. The railroad industry, including UPRR and its predecessors, phased out steam locomotives between 1955 and 1960. The use of asbestos-containing products in the railroad industry was substantially reduced after steam locomotives were discontinued, although it was not completely eliminated. Some asbestos-containing products were still manufactured in the building trade industry and were used in isolated component parts on locomotives and railroad cars during the 1960s and 1970s. By the early 1980s, manufacturers of building materials and locomotive component parts developed non-asbestos alternatives for their products and ceased manufacturing asbestos-containing materials.

Prior to 2004, we concluded it was not possible to reasonably estimate the cost of disposing of asbestos-related claims that might be filed against us in the future, due to a lack of sufficient comparable history from which to reasonably estimate unasserted asbestos-related claims. As a result, we recorded a liability for asbestos-related claims only when the claims were asserted.

During 2004, we determined we could reasonably estimate our liability for unasserted asbestos-related claims because we had sufficient comparable loss data and there was no immediate legislative solution to asbestos litigation. During 2004, we engaged a third-party expert with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing the number and value of these unasserted claims through 2034, based on our average claims experience over a multi-year period. As a result, we increased our liability for asbestos-related claims to $326 million in the fourth quarter of 2004. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

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

Our liability for asbestos-related claims is not discounted to present value and was $324 million at both March 31, 2005 and December 31, 2004. At March 31, 2005 and December 31, 2004, $17 million was classified as current liabilities, while the remainder was classified as long-term accrued casualty costs. Approximately 14% of the recorded liability related to asserted claims, and approximately 86% related to unasserted claims. These claims are expected to be paid out over the next 30 years. During the first quarter of 2005, we evaluated actual experience compared to forecasted future claims and claim payments and determined that no adjustment to our estimate was necessary. We will also obtain annual updates of the study and make adjustments to our estimate if necessary.

We received 338 claims during the first quarter of 2005 and 158 claims in the first quarter of 2004. We settled or dismissed 216 claims during the first quarter of 2005 and 198 claims in the first quarter of 2004. Payments for asbestos-related claims were $1.5 million and $3.5 million during the first three months of 2005 and 2004, respectively.

Insurance coverage reimburses us for a portion of the costs incurred to resolve asbestos-related claims and we have recognized an asset for estimated insurance recoveries.

We believe that our liability estimates for asbestos-related claims and the estimated insurance recoveries reflect reasonable and probable estimates. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims to be filed each year, average settlement costs, and insurance coverage issues could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates may also vary due to changes in the litigation environment, federal and state law governing compensation of asbestos claimants, and the level of payments made to claimants by other defendants.

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

As of March 31, 2005 and December 31, 2004, we had a liability of $205 million and $201 million, respectively, accrued for environmental costs, of which $49 million and $50 million were recorded in current liabilities as accrued casualty costs. The liability includes costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. We believe that we have adequately accrued for our ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. We do not expect current obligations to have a material adverse effect on our results of operations or financial condition.

Purchase Obligations and Guarantees – We periodically enter into financial and other commitments in connection with our business. We do not expect that these commitments or guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

At March 31, 2005, we were contingently liable for $468 million in guarantees and $55 million in letters of credit. We entered into these contingent guarantees in the normal course of business and they include guaranteed obligations of affiliated operations. None of the guarantees individually is significant, and we recorded a liability of $6 million for the fair value of these obligations as of March 31, 2005. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees.

Income Taxes – As previously reported, the Internal Revenue Service (IRS) has completed its examination of the Corporation’s federal income tax returns for the years 1995 to 1998 and has issued a notice of deficiency. Among other adjustments, the IRS proposes to disallow tax deductions claimed in connection with certain donations of property during those years. We dispute the proposed adjustments and intend to defend our positions through applicable IRS procedures, and, if necessary, litigation. We do not expect that the ultimate resolution of this examination will have a material adverse effect on our operating results, financial condition, or liquidity.

9.	Other Income – Other income included the following for the three months ended March 31:

	Three Months Ended March 31,
Millions of Dollars	2005	2004
Net gain on non-operating asset dispositions	$14	$14
Rental income	13	11
Interest income	7	2
Asset sale of technology subsidiary	—	9
Other, net	(14)	(8)

Total	$20	$28

10. Accounting Pronouncements – In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. This statement requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. On April 14, 2005, the Securities and Exchange Commission deferred the effective date to January 1, 2006. Assuming that the level of future option grants remains consistent with prior years, we estimate that the impact of this pronouncement for the Corporation will be an annual reduction in net income of approximately $20 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to

Three Months Ended March 31, 2004

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

Available Information

Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our annual reports on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; our proxy statements; Forms 3, 4, and 5, filed on behalf of directors and executive officers; and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, our corporate governance materials, including Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees may be found on our website at www.up.com/investors. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the New York Stock Exchange or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of our SEC filings or corporate governance materials should send a written request to: Secretary, Union Pacific Corporation, 1400 Douglas Street, Omaha, NE 68179.

References to our website address and any other references to the website contained in this report, including references in this Item 2, are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on the website. Therefore, such information should not be considered part of this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. Our critical accounting policies are available in our 2004 annual report on Form 10-K, Item 7. There have been no significant changes with respect to these policies during the first three months of 2005.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $0.48 per diluted share, or net income of $128 million, in the first quarter of 2005 compared to earnings of $0.63 per diluted share, or net income of $165 million, for the first quarter of 2004. Operating revenue grew to $3.2 billion in the first quarter of 2005 driven by our fuel surcharge recovery programs and yield increases, while a West Coast storm in January 2005 and higher fuel costs increased operating expenses. Higher income taxes also negatively impacted earnings for the first quarter.

Our operational performance has improved since the beginning of the year, but quarterly earnings were impacted by our continuing network challenges. Average train speed, terminal dwell time, and rail car inventory measures, as reported to the American Association of Railroads, have each improved since December 2004 despite challenges presented by the January storm and continued volume growth. We believe these improvements were driven by the combination of additional resources, including trainmen, locomotives and railcars, and strategic network management initiatives. Average train speed in the first quarter of 2005 was slower than that recorded for the first quarter of 2004, terminal dwell time showed improvement over the same period, and rail car inventory levels remained relatively unchanged. We completed our network analysis related to the Unified Plan at the end of the first quarter of 2005. The Unified Plan essentially calls for adjustments to four major components of our network operations—Automotive, Manifest, Mexico, and Intermodal—and will involve continuing review and analysis to match demand with system capacity. We began implementing changes to our network operations in April 2005. The first phase modifies our Automotive transportation plan, and adjustments to our Manifest, Mexico, and Intermodal plans will follow in phases as we continue to implement the Unified Plan. In addition, we will continue to refine our network operations utilizing industrial engineering techniques, especially at our yard and terminal facilities.

Operating Revenue

	Three Months Ended March 31,		% Change
Millions of Dollars	2005	2004
Commodity Revenue	$3,004	$2,777	8%
Other Revenue	148	116	28

Total Operating Revenue	$3,152	$2,893	9%

Operating revenue is comprised of commodity revenue and other revenue. Other revenue primarily includes subsidiary revenue, revenue from our commuter rail operations, and accessorial revenue earned due to customer detainment of Railroad owned or controlled equipment. We recognize commodity revenue on a percentage-of-completion basis as freight moves from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period. Other revenue is recognized as service is performed or contractual obligations are met.

The improvement in commodity revenue was led by growth in the energy, industrial products, agricultural, and chemical commodity groups. Volume growth for the first quarter was negatively impacted by the West Coast storm, which affected all commodity groups (intermodal and industrial products were affected the most). Fuel surcharges, price increases, and index-based contract escalators all contributed to an increase of our average revenue per car (ARC). We recognized $175 million and $39 million in commodity revenue from our fuel recovery programs in the first quarter of 2005 and 2004, respectively.

Other revenue increased due to higher subsidiary revenue and accessorial revenue.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and average revenue per car by commodity type:

Commodity Revenue Millions of Dollars	Three Months Ended March 31,		% Change
	2005	2004
Agricultural	$448	$411	9%
Automotive	293	297	(1)
Chemicals	441	410	8
Energy	668	586	14
Industrial Products	630	563	12
Intermodal	524	510	3

Total	$3,004	$2,777	8%

Revenue Carloads Thousands	Three Months Ended March 31,		%Change
	2005	2004
Agricultural	216	231	(6)%
Automotive	192	203	(5)
Chemicals	228	224	2
Energy	574	541	6
Industrial Products	358	364	(2)
Intermodal	732	725	1

Total	2,300	2,288	1%

Average Revenue Per Car	Three Months Ended March 31,		%Change
	2005	2004
Agricultural	$2,076	$1,783	16%
Automotive	1,524	1,461	4
Chemicals	1,936	1,833	6
Energy	1,163	1,084	7
Industrial Products	1,758	1,544	14
Intermodal	716	704	2

Total	$1,306	$1,214	8%

Agricultural – The year-over-year revenue increase was led by corn and feed grains and dry feed ingredients, as both commodities realized solid pricing gains versus 2004. ARC improvement was driven by price increases, fuel surcharges, and the positive mix impact of longer average length of haul moves. Carloads declined due to weak demand for Gulf export wheat and fewer corn and feed shipments.

Automotive – Revenue decreased in 2005 compared to 2004 primarily due to lower automobile production levels of domestic manufacturers, partially offset by fuel surcharge and price increases in 2005.

Chemicals – Revenue and carload improvements were led by fertilizer shipments, especially increased potash exports. Soda ash revenue and carloads increased as demand for export to Asia, Latin America, and Mexico remained strong. Year-over-year ARC improvement was driven by price increases and fuel surcharges.

Energy – Revenue growth was driven by increased Southern Powder River Basin carloadings, up 9% versus 2004, due to strong demand and new business. Colorado and Utah shipments also contributed to the revenue improvement, with ARC up 12% from 2004 due to fuel surcharges, index-based contract escalators, and the favorable mix impact of more long-haul traffic moving to the east.

Industrial Products – Revenue growth was led by lumber shipments, which have a relatively high ARC, reflecting strong demand for housing materials. Shipments of stone also increased due to larger train sizes and improved car cycle times. Carloads fell due to fewer steel moves and reduced government shipments, combined with an exceptionally strong first quarter in 2004. ARC rose due to price increases and fuel surcharges.

Intermodal – Revenue improved as carloads increased due to strong imports, primarily from China and the rest of Asia, which was partially offset by lost business due to the West Coast storm. ARC in the first quarter of 2005 improved due to price increases, primarily from fuel surcharges, index-based contract escalators, and selective increases.

Mexico Business – Included in the commodity revenue reported above is revenue from shipments to and from Mexico, which grew to $251 million, a 10% increase over the comparable period in 2004. Growth was driven by price increases and fuel surcharges. Year-over-year carloads decreased 1%, with reduced corn and feed exports and auto parts shipments partially offset by gains in industrial products and import beer.

Operating Expenses

	Three Months Ended March 31,		% Change
Millions of Dollars	2005	2004
Salaries, wages, and employee benefits	$1,099	$1,011	9%
Equipment and other rents	353	327	8
Depreciation	289	274	5
Fuel and utilities	539	389	39
Materials and supplies	135	123	10
Casualty costs	95	148	(36)
Purchased services and other costs	329	307	7

Total	$2,839	$2,579	10%

Operating expenses increased in the first quarter of 2005 due to significantly higher fuel prices, inflation, additional training and guaranteed wage expenses associated with higher trainmen employment levels, depreciation expense, increased locomotive lease and freight car rental expense, and clean-up and restoration costs associated with the West Coast storm. These costs were partially offset by lower casualty costs relating to expenses recognized in the first quarter of 2004 associated with a 1998 third-party crossing accident.

Salaries, Wages, and Employee Benefits – Higher 2005 expenses were driven by wage and benefit inflation, increased use of train crews due to system velocity and current demand levels, training and guaranteed wage expenses associated with an increase in trainmen employment levels, additional track and mechanical maintenance personnel, and increased labor expenses associated with the West Coast storm.

Equipment and Other Rents – Equipment and other rents primarily includes rental expense the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Expenses increased in the first quarter of 2005 due to higher locomotive lease costs and increased car rental expenses. The higher locomotive expense includes additional costs associated with leasing short-term locomotive power, which is more costly than long-term locomotive leases, and the increased leasing of new locomotives, which are being utilized for higher business volumes and to improve network performance. Higher freight car rental expense was driven by volume-related growth in intermodal business, longer car cycle times for equipment used in automotive and intermodal shipments, and an increase in longer-haul traffic in our Industrial Products and Agricultural commodity groups.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. Depreciation expense increased in the first quarter of 2005 primarily due to a higher depreciable asset base caused by significant capital expenditures in recent years.

Fuel and Utilities – Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. The increase in the first quarter of 2005 was driven by higher diesel fuel prices, which averaged $1.45 per gallon compared to $1.02 per gallon in the first quarter of 2004 (including taxes and transportation costs). The higher fuel price contributed $149 million to the increase, and $136 million of the additional fuel cost was recovered through our fuel surcharge programs and is included in operating revenue. The 3% increase in gross ton-miles in the first quarter of 2005 drove higher fuel usage, resulting in an additional $9 million of fuel expense for the quarter. This was more than offset by a 4% improvement in the fuel consumption rate, saving $12 million in first quarter fuel expense versus 2004. The Railroad did not have any fuel hedges in place during the first quarter of 2005. In the first quarter of 2004, our fuel hedges decreased fuel costs by $4 million. Gasoline, utilities, and propane expenses increased $4 million in the first quarter of 2005 due to higher prices.

Materials and Supplies – Materials used to maintain the Railroad’s lines, structures, and equipment are the principal component of materials and supplies expense. Office, small tools and other supplies, and the costs of freight services to ship Railroad materials are also included. Expenses increased in the first quarter of 2005 due to the increased use of locomotive repair materials associated with maintaining a larger fleet that includes older units not covered by warranties, additional freight car repairs, and higher material costs. Material cost increases were driven primarily by higher prices for freight car wheel sets and lube oil prices.

Casualty Costs – Personal injury expense, freight and property damage, insurance, and environmental costs are included in casualty costs. Costs in the first quarter of 2005 were lower due to expense recognized in 2004 as a result of a court ruling on a 1998 third-party crossing accident. Lower freight loss and damage expense, lower expenses associated with destruction of foreign equipment, and lower costs associated with asbestos claims due to the one-

time charge recognized in the fourth quarter of 2004 for future unasserted claims also contributed to the lower expense. Destruction of foreign equipment expense is incurred when equipment owned by other railroads is damaged while in our possession.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses. Expenses increased in the first quarter of 2005 as a result of West Coast flood clean-up and restoration expenses, increased trucking expenses for intermodal carriers, and crew transportation and lodging costs.

Non-Operating Items

	Three Months Ended March 31,		% Change
Millions of Dollars	2005	2004
Other income	$20	$28	(29)%
Interest expense	(132)	(135)	(2)
Income taxes	(73)	(42)	74

Other Income – The reduction in 2005 was primarily a result of the sale of assets of a technology subsidiary in 2004.

Interest Expense – The improvement in interest expense in the first quarter of 2005 was due to $6 million of interest expense recognized in 2004 as a result of a court ruling on a 1998 third-party crossing accident. The effective interest rate was 6.6% in 2005 compared to 6.8% in the first quarter of 2004. Weighted-average debt levels were $8.1 billion and $8.0 billion in the first quarters of 2005 and 2004, respectively.

Income Taxes – Income tax expense increased in 2005 due to a 2004 reduction in the deferred state income tax liability primarily attributable to relocating support operations to Omaha, Nebraska, and state income tax credits earned in 2004 in connection with the new headquarters building in Omaha, offset by lower 2005 pre-tax income.

Other Operating and Financial Statistics

We report key Railroad performance measures weekly to the American Association of Railroads, including carloads, average train speed, average daily inventory of rail cars on our system, and average terminal dwell time. The operating data are available on our website at www.up.com/investors/reports/index.shtml.

	Three Months Ended March 31,		% Change
	2005	2004
Average train speed (miles per hour)	21.1	21.9	(4)%
Average terminal dwell time (hours)	29.5	29.8	(1)
Gross ton-miles (billions)	258.4	251.9	3
Revenue ton-miles (billions)	137.5	134.6	2
Rail car inventory (thousands)	321.5	321.4	—
Average full-time equivalent employees	49,096	46,838	5

Average Train Speed – The West Coast storm and continued service inefficiencies adversely impacted our average train speed. Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals.

Average Terminal Dwell Time – The improvement in dwell time was the result of network management initiatives and directed efforts to more timely deliver rail cars off-line to our interchange partners and customers. Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time is favorable.

Gross and Revenue Ton-Miles – Gross and revenue ton-miles were positively impacted in 2005 by volume growth in the higher density commodity groups of energy and chemicals, combined with a minimal increase in intermodal carloads and a substantial decrease in automotive shipments, which are lower density commodities. Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are based on tariff miles and do not include the weight of freight cars.

Rail Car Inventory – Our rail car inventory was essentially unchanged from 2004 as we continued to focus on the implementation of our strategic network management initiatives. Rail car inventory is the number of freight cars on-line throughout our system. Lower rail car inventory is favorable.

Average Full-Time Equivalent Employees – The 2005 increase in employees resulted primarily from the addition of train crew personnel, who were hired to handle increased customer demand and improve service. The number of track maintenance personnel also increased due to the higher level of track repair and replacement programs.

	March 31, 2005	Dec. 31, 2004	Change
Debt to capital	38.6%	39.1%	(0.5	) pt
Lease adjusted debt to capital	44.5%	45.1%	(0.6	) pt

Debt to Capital/Lease Adjusted Debt to Capital – Debt to capital is computed by dividing total debt by total debt plus equity. Lease adjusted debt to capital is derived by dividing total debt plus the net present value of operating leases by total debt plus equity plus the net present value of operating leases. We believe these measures are important in managing our capital structure to allow efficient access to the debt market while minimizing our cost of capital. The improvement in our debt to capital ratios resulted from an increase in equity due to earnings, along with reductions in our debt levels.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows Millions of Dollars	Three Months Ended March 31,
	2005	2004
Cash provided by operating activities	$451	$322
Cash used in investing activities	(620)	(473)
Cash used in financing activities	(76)	(101)

Net change in cash and temporary investments	$(245)	$(252)

Cash Provided by Operating Activities – The increase in the first quarter of 2005 was due to a $50 million pension payment in the first quarter of 2004, lower management incentive payments, and changes in other working capital accounts, partially offset by lower net income and higher materials and supplies and receivable balances.

Cash Used in Investing Activities – The increase in the first quarter of 2005 resulted from increased capital spending and lower proceeds from asset sales.

The following table details capital expenditures for the three months ended March 31:

Capital Expenditures Millions	Three Months Ended March 31,
	2005	2004
Track	$335	$318
Locomotives	20	18
Freight cars	2	2
Facilities and other	119	51

Total	$476	$389

Cash Used in Financing Activities – The decrease in the first quarter of 2005 was driven primarily by an increase in proceeds from stock option exercises ($76 million in 2005 compared to $44 million in 2004).

Free Cash Flow Millions of Dollars	Three Months Ended March 31,
	2005	2004
Cash provided by operating activities	$451	$322
Cash used in investing activities	(620)	(473)
Dividends paid	(78)	(77)

Free cash flow	$(247)	$(228)

Free Cash Flow – Free cash flow is considered a non-GAAP financial measure by SEC Regulation G. We believe free cash flow is important in evaluating our financial performance and measures our ability to generate cash without incurring additional external financings. Free cash flow should be considered in addition to, rather than as a substitute for, cash provided by operating activities. The table above reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

Financing Activities

Credit Facilities – On March 31, 2005, we had $2 billion in revolving credit facilities available, including $1 billion under a 5-year facility expiring in March 2009 and $1 billion under a 5-year facility expiring in March 2010 (collectively, the “facilities”). The facilities are designated for general corporate purposes and support the issuance of commercial paper, if any. The 5-year facility expiring in March 2010 replaced a $1 billion 364-day revolving credit facility that expired in March 2005, while the 5-year facility expiring in March 2009 was put in place in 2004 to replace a 5-year revolving credit facility that was due to expire in March 2005. Neither of the facilities were drawn as of March 31, 2005. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. These facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. The facilities do not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing) or any other provision that could require the posting of collateral. The facilities require the maintenance of a minimum net worth and a debt to net worth coverage ratio. At March 31, 2005, we were in compliance with these covenants.

To the extent we have long-term credit facilities available, we have reclassified certain short-term debt to a long-term basis. At March 31, 2005 and December 31, 2004, approximately $811 million and $440 million of short-term borrowings that we intend to refinance were reclassified as long-term debt, respectively. This reclassification reflects our ability and intent to refinance these short-term borrowings and current maturities of long-term debt on a long-term basis through the issuance of commercial paper or new long-term financings, or by using the currently available long-term credit facility if alternative financing is not available.

Shelf Registration Statement – Under a current shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. At March 31, 2005, we had $500 million remaining for issuance under the current shelf registration statement. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under this shelf registration.

Debt Redemption – On May 1, 2005, we redeemed approximately $113 million of 8.35% debentures with a maturity date of May 1, 2025. The redemption resulted in an early extinguishment charge of approximately $4 million in the second quarter of 2005.

Ratio of Earnings to Fixed Charges – Our ratio of earnings to fixed charges was 2.1 for each quarter ended March 31, 2005 and 2004. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent net income, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and an estimated amount representing the interest portion of rental charges.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments

As described in the notes to the Consolidated Financial Statements and as referenced in the tables below, we have contractual obligations and commercial commitments that may affect our financial condition. However, based on management’s assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material effect on our financial condition, results of operations, or liquidity. In addition, the commercial obligations, financings and commitments we make are customary transactions, similar to those of other comparable industrial corporations, particularly within the transportation industry.

The following tables identify material obligations and commitments as of March 31, 2005:

		Payments Due by Period
Contractual Obligations Millions of Dollars	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Debt [a]	$6,811	$47	$2,098	$723	$3,943
Operating leases	3,351	320	766	536	1,729
Capital lease obligations [b]	2,212	198	370	328	1,316
Purchase obligations [c]	3,732	946	521	478	1,787
Pension and other postretirement benefits [d]	363	35	67	72	189

Total contractual obligations	$16,469	$1,546	$3,822	$2,137	$8,964

[a]	Excludes capital lease obligations of $1,369 million, unamortized discount of $104 million, and market value adjustments of $(12) million for debt with qualifying hedges.
[b]	Includes interest component.
[c]	Purchase obligations include locomotive maintenance contracts and purchase commitments for locomotives, freight cars, ties, ballast, track, and other goods and services.
[d]	Includes actuarially estimated OPEB payments for the next ten years. No amounts are included for pension as no contributions are currently required.

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments Millions of Dollars		Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Credit facilities [a]	$2,000	$—	$—	$2,000	$—
Sale of receivables [b]	600	600	—	—	—
Guarantees [c]	468	5	10	30	423
Standby letters of credit [d]	55	55	—	—	—

Total commercial commitments	$3,123	$660	$10	$2,030	$423

[a]	None of the credit facilities was used as of March 31, 2005.
[b]	$600 million of the facility was utilized at March 31, 2005.
[c]	Includes guaranteed obligations of affiliated operations.
[d]	None of the letters of credit was drawn upon as of March 31, 2005.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at March 31, 2005. The value of the outstanding undivided interest held by investors under the facility was $600 million and $590 million at March 31, 2005 and December 31, 2004, respectively. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,112 million and $1,089 million of accounts receivable held by UPRI at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005 and December 31, 2004, the value of the interest retained by UPRI was $512 million and $499 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad has been designated to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate the Railroad for its responsibilities. The Railroad collected approximately $3 billion during each of the three month periods ended March 31, 2005 and 2004, and UPRI used such proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $4 million and $2 million for the first three months of 2005 and 2004, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad have no recourse to the assets of UPRI.

OTHER MATTERS

Commitments and Contingencies – Various claims and lawsuits are pending against us and certain of our subsidiaries. We are also subject to various federal, state, and local environmental laws and regulations, pursuant to which we are currently participating in the investigation and remediation of various sites.

Accounting Pronouncements – In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. This statement requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. On April 14, 2005, the Securities and Exchange Commission deferred the effective date to January 1, 2006. Assuming that the level of future option grants remains consistent with prior years, we estimate that the impact of this pronouncement for the Corporation will be an annual reduction in net income of approximately $20 million.

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

The following important factors, in addition to those discussed in “Risk Factors” in Item 7 of our 2004 annual report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2004 annual report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer (CEO) and Executive Vice President – Finance and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the CEO and the CFO concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

Additionally, the CEO and CFO determined that there have been no significant changes to the Corporation’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

ENVIRONMENTAL MATTERS

The South Coast Air Quality Management District (the District) issued a Notice of Violation (NOV) to Union Pacific, asserting that the Railroad violated its air permit relating to locomotive diesel fueling at its Dolores Yard in Carson California, by dispensing fuel in excess of its permit limits over the course of 21 months. The District proposed settlement of this NOV for payment by the Railroad of $105,000. The actual settlement amount must be determined by a court, and, therefore, the amount of the penalty is uncertain. The Railroad applied for and received a permit modification that will accommodate its operations at this yard.

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7 of our 2004 annual report on Form 10-K and note 8 to the Consolidated Financial Statements, Item 1 of this quarterly report.

OTHER MATTERS

As previously reported in a current report on Form 8-K filed on April 12, 2005, Union Pacific Corporation (the Corporation) was served with a complaint in a purported shareholder derivative lawsuit, which names as defendants all the current directors and one former director of the Corporation. The complaint was filed in state court in Salt Lake County, Utah on April 4, 2005. The complaint alleges that the director defendants breached their fiduciary duty to the Corporation and its shareholders by, among other things, disregarding problems relating to railroad safety, compliance with governmental regulations, including reporting requirements with respect to rail accidents, and the handling of evidence in rail accident cases. The complaint contends that, as a consequence of such alleged breach of duty, the Corporation suffered substantial monetary losses and other injuries and seeks, among other things, an award of compensatory damages against the defendant directors, other non-monetary remedies and relief, and an award of the plaintiff’s reasonable expenses and attorneys’ fees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – We do not currently have a formal publicly announced plan or program to repurchase shares of our common stock. The purchased shares presented below relate solely to our equity compensation plans described in note 7 to our Consolidated Financial Statements, Item 8 in our 2004 annual report on Form 10-K. The following table presents common stock repurchases during each month for the quarter ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Jan. 1 through Jan. 31 Employee transactions [a]	1,222,798	$67.25	N/A	N/A
Feb. 1 through Feb. 28 Employee transactions [a]	14,075	$63.83	N/A	N/A
March 1 through March 31 Employee transactions [a]	591,374	$69.04	N/A	N/A

Total	1,828,247	$67.80	N/A	N/A

[a]	Includes shares delivered or attested to UPC to pay stock option exercise prices or to satisfy tax withholding obligations for stock option exercises or vesting of restricted or retention shares.

Dividend Restrictions – We are subject to certain restrictions on the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $5.3 billion and $5.2 billion at March 31, 2005 and December 31, 2004, respectively. We do not expect that these restrictions will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. See the discussion of credit facilities in the Liquidity and Capital Resources section of Item 2, Part I.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders of the Corporation was held on May 5, 2005.

(b) At the Annual Meeting, the Corporation’s shareholders voted for the election of Philip F. Anschutz (218,598,823 shares in favor; 22,191,760 shares withheld), Richard K. Davidson (230,962,326 shares in favor; 9,828,257 shares withheld), Erroll B. Davis, Jr. (201,880,897 shares in favor; 38,909,686 shares withheld), Thomas J. Donohue (204,605,524 shares in favor; 36,185,059 shares withheld), Archie W. Dunham (234,490,439 shares in favor; 6,300,144 shares withheld), Spencer F. Eccles (207,179,413 shares in favor; 33,611,170 shares withheld), Judith Richards Hope (227,370,725 shares in favor; 13,419,858 shares withheld), Michael W. McConnell (208,934,469 shares in favor; 31,856,114 shares withheld), Steven R. Rogel (207,252,673 shares in favor; 33,537,910 shares withheld), James R. Young (231,635,918 shares in favor; 9,154,665 shares withheld), and E. Zedillo (234,433,584 shares in favor; 6,356,999 shares withheld), as directors of the Corporation. In addition, the Corporation’s shareholders voted to adopt the Executive Incentive Plan (165,884,694 shares in favor; 45,587,088 shares against, 2,139,872 shares withheld, and 27,178,929 shares not voted by brokers), to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Corporation (235,561,007 shares in favor; 3,682,930 shares against, and 1,546,645 shares withheld), and to defeat a shareholder proposal regarding a performance and time-based restricted share grant program for senior executives (32,519,156 shares in favor; 178,373,993 shares against, 2,719,208 shares withheld, and 27,178,226 shares not voted by brokers).

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement

12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2005 and 2004.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson and Robert M. Knight, Jr.

Description of Exhibits Incorporated by Reference

3(a)	Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

3(b)	By-Laws of UPC, as amended, effective October 15, 2004 are incorporated herein by reference to Exhibit 3(b) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2005

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President - Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz,
Vice President and Controller
(Principal Accounting Officer)