Form 10-Q
period 2005-09-30
UNION PACIFIC CORP
filed 2005-11-04
CIK 100885

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES    X      NO

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES            NO    X

As of October 31, 2005, there were 264,940,105 shares of the Registrant’s Common Stock outstanding.

TA BLE OF CONTENTS

UNION PACIFIC CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, For the Three Months Ended September 30,	2005	2004
Operating revenue	$3,461	$3,076
Operating expenses:
Salaries, wages, and employee benefits	1,093	1,057
Equipment and other rents	356	354
Depreciation	294	278
Fuel and utilities	673	459
Materials and supplies	140	122
Casualty costs	109	71
Purchased services and other costs	315	317
Total operating expenses	2,980	2,658
Operating income	481	418
Other income	42	30
Interest expense	(124)	(132)
Income before income taxes	399	316
Income taxes	(30)	(114)
Net income	$369	$202
Share and Per Share
Earnings per share - basic	$1.40	$0.78
Earnings per share - diluted	$1.38	$0.77
Weighted average number of shares - basic	264.0	259.0
Weighted average number of shares - diluted	267.1	261.6
Dividends declared per share	$0.30	$0.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, For the Nine Months Ended September 30,	2005	2004
Operating revenue	$9,957	$8,998
Operating expenses:
Salaries, wages, and employee benefits	3,267	3,116
Equipment and other rents	1,049	1,043
Depreciation	875	829
Fuel and utilities	1,809	1,283
Materials and supplies	403	359
Casualty costs	308	336
Purchased services and other costs	984	941
Total operating expenses	8,695	7,907
Operating income	1,262	1,091
Other income	91	66
Interest expense	(384)	(397)
Income before income taxes	969	760
Income taxes	(239)	(235)
Net income	$730	$525
Share and Per Share
Earnings per share - basic	$2.78	$2.03
Earnings per share - diluted	$2.75	$2.00
Weighted average number of shares - basic	262.7	258.9
Weighted average number of shares - diluted	265.7	261.9
Dividends declared per share	$0.90	$0.90

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and temporary investments	$ 337	$ 977
Accounts receivable, net	736	538
Materials and supplies	377	309
Current deferred income taxes	407	288
Other current assets	204	178
Total current assets	2,061	2,290
Investments:
Investments in and advances to affiliated companies	762	742
Other investments	18	25
Total investments	780	767
Properties:
Road	33,422	31,948
Equipment	7,730	7,733
Other	220	226
Total cost	41,372	39,907
Accumulated depreciation	(9,551)	(8,893)
Net properties	31,821	31,014
Other assets	509	518
Total assets	$35,171	$34,589
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable	$ 701	$ 590
Accrued wages and vacation	417	384
Accrued casualty costs	505	419
Income and other taxes	212	208
Dividends and interest	218	256
Debt due within one year	143	150
Equipment rents payable	134	130
Other current liabilities	441	379
Total current liabilities	2,771	2,516
Debt due after one year	7,323	7,981
Deferred income taxes	9,421	9,180
Accrued casualty costs	873	884
Retiree benefits obligation	880	893
Other long-term liabilities	532	480
Commitments and contingencies (Note 8)
Total liabilities	21,800	21,934
Common shareholders’ equity:
Common shares, $2.50 par value; 500,000,000 shares authorized; 275,800,511 and 275,694,761 shares issued, respectively	689	689
Paid-in-surplus	3,899	3,917
Retained earnings	9,716	9,222
Treasury stock	(698)	(936)
Accumulated other comprehensive loss	(235)	(237)
Total common shareholders’ equity	13,371	12,655
Total liabilities and common shareholders’ equity	$35,171	$34,589

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, For the Nine Months Ended September 30,	2005	2004
Operating Activities
Net income	$730	$525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	875	829
Deferred income taxes	152	331
Net gain from asset sales	(84)	(44)
Cash paid to fund pension plan	-	(50)
Other, net	40	17
Changes in current assets and current liabilities, net	(18)	114
Cash provided by operating activities	1,695	1,722
Investing Activities
Capital investments	(1,676)	(1,348)
Proceeds from asset sales	132	76
Other investing activities, net	(74)	(42)
Cash used in investing activities	(1,618)	(1,314)
Financing Activities
Dividends paid	(235)	(232)
Debt repaid	(662)	(427)
Cash received from exercise of stock options	195	54
Other financings activities, net	(15)	584
Cash used in financing activities	(717)	(21)
Net change in cash and temporary investments	(640)	387
Cash and temporary investments at beginning of period	977	527
Cash and temporary investments at end of period	$337	$914
Changes in Current Assets and Current Liabilities, Net
Accounts receivable, net	$(190)	$(85)
Materials and supplies	(68)	(15)
Other current assets	(22)	76
Accounts, wages, and vacation payable	144	113
Other current liabilities	118	25
Total	$(18)	$114
Supplemental cash flow information:
Non-cash financing activity, cash dividends declared but not yet paid	$78	$76
Cash (paid) received during the period for:
Interest, net of amount capitalized	(419)	(408)
Income taxes, net	(67)	186

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

							Accumulated Other Comprehensive Income/(Loss)
Millions of Dollars Thousands of Shares	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	Minimum Pension Liability Adj.	Foreign Currency Trans. Adj.	Derivative Adj.	Total
Balance at January 1, 2005	275,695	(15,175)	$689	$3,917	$9,222	$(936)	$(212)	$(18)	$(7)	$12,655
Comprehensive income/(loss):
Net income			-	-	730	-	-	-	-	730
Other comp. income/(loss) [a]			-	-	-	-	(2)	3	1	2
Total comprehensive income/(loss)			-	-	730	-	(2)	3	1	732
Conversion, exercises of stock options, forfeitures, and other	106	4,121	-	(18)	-	238	-	-	-	220
Dividends declared ($0.90 per share)	-	-	-	-	(236)	-	-	-	-	(236)
Balance at September 30, 2005	275,801	(11,054)	$689	$3,899	$9,716	$(698)	$(214)	$(15)	$(6)	$13,371

[a] Net of tax of $(2).

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

1.    Responsibilities for Financial Statements – Our Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. Our Consolidated Statement of Financial Position at December 31, 2004 is derived from audited financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2004 annual report on Form 10-K. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation.

2.    Stock-Based Compensation – We have several stock-based employee compensation plans, which are described in note 7 to our Consolidated Financial Statements, Item 8, in our 2004 annual report on Form 10-K. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation expense related to stock option grants is reflected in net income as all options granted under those plans had a grant price equal to the market value of our common stock on the date of grant. Stock-based compensation expense related to retention shares, stock units, and other incentive plans is reflected in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), to stock-based employee compensation. See note 10 to the Consolidated Financial Statements for discussion of FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). See note 7 to the Consolidated Financial Statements for a reconciliation between basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars, Except Per Share Amounts	2005	2004	2005	2004
Net income, as reported	$ 369	$ 202	$ 730	$ 525
Stock-based employee compensation expense included in reported net income, net of tax	3	3	11	9
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax [a]	(7)	(9)	(36)	(26)
Pro forma net income	$ 365	$ 196	$ 705	$ 508
EPS – basic, as reported	$1.40	$0.78	$2.78	$2.03
EPS – basic, pro forma	$1.38	$0.76	$2.68	$1.96
EPS – diluted, as reported	$1.38	$0.77	$2.75	$2.00
EPS – diluted, pro forma	$1.37	$0.75	$2.65	$1.94

[a]

Stock options for executives granted in 2002 and 2003 included a reload feature. This reload feature allows executives to exercise their options using shares of Union Pacific Corporation common stock that they already own and obtain a new grant of options in the amount of the shares used for exercise plus any shares withheld for tax purposes. The reload feature of these option grants may only be exercised if the price of our common stock increases at least 20% from the price at the time of the reload grant. During the nine months ended September 30, 2005, reload option grants represented $12 million of the pro forma expense noted above. For the three months ended September 30, 2005, there were no reload option grants. There were no reload option grants during 2004. Stock options exercised after the effective date of FAS 123(R) will not be eligible for the reload feature.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions for options granted during 2005 and 2004 were unchanged for each quarter of each respective year:

	2005	2004
Risk-free interest rates	3.7%	3.3%
Dividend yield	1.9%	1.7%
Expected lives (years)	4.8	5.6
Volatility	21.0%	25.9%

The weighted-average fair value of options granted was $11.50 and $14.22 for the three months ended September 30, 2005 and 2004, respectively, and $12.30 and $16.38 for the nine months ended September 30, 2005 and 2004, respectively.

3.    Operations and Segmentation – The Railroad, along with its subsidiaries and rail affiliates, is our one reportable business segment.

4.    Financial Instruments

Strategy and Risk – We may use derivative financial instruments in limited instances for other than trading purposes to assist in managing risk related to changes in fuel prices and to achieve our interest rate objectives. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. We may use swaps, collars, futures, and/or forward contracts to mitigate the downside risk of adverse price movements and to hedge the exposure to variable cash flows. The use of these instruments also limits future benefits from favorable movements. The purpose of these programs is to assist in protecting our operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At September 30, 2005 and December 31, 2004, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

Determination of Fair Value – The fair values of our derivative financial instrument positions at September 30, 2005 and December 31, 2004 were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR), or swap spread.

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

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions of Dollars, Except Percentages	September 30, 2005	December 31, 2004
Interest rate fair value hedging:
Amount of debt hedged	$ 750	$ 750
Percentage of total debt portfolio	10%	9%
Gross fair value asset position	$ 2	$ 8
Gross fair value liability position	$ (13)	$ (4)

Interest Rate Cash Flow Hedges – Changes in the fair value of cash flow hedges are reported in accumulated other comprehensive income until earnings are affected by the hedged item.

In 2004, we entered into treasury lock transactions that are accounted for as cash flow hedges. These treasury lock transactions resulted in a payment of $11 million that is being amortized on a straight-line basis over 10 years, ending September 30, 2014. The unamortized portion of the payment is recorded as a $6 million after-tax reduction to common shareholders’ equity as part of accumulated other comprehensive loss at September 30, 2005. As of September 30, 2005 and December 31, 2004, we had no interest rate cash flow hedges outstanding.

Fuel Hedges – Fuel costs are a significant portion of our total operating expenses. In 2005 and 2004, our primary means of mitigating the impact of adverse fuel price changes has been our fuel surcharge program. However, we may use swaps, collars, futures, and/or forward contracts to further mitigate the impact of adverse fuel price changes. We hedged 120 million gallons of fuel during 2004 using collars with average cap, floor, and ceiling prices of $0.74, $0.64, and $0.86 per gallon, respectively. We did not have any fuel hedges in place during the first nine months of 2005, and at September 30, 2005 and December 31, 2004 there were no fuel hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2005	2004	2005	2004
Decrease in interest expense from interest rate hedging	$ -	$ 6	$ 5	$ 20
Decrease in fuel expense from fuel hedging	-	4	-	11
Increase in pre-tax income	$ -	$10	$ 5	$ 31

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at September 30, 2005. The value of the outstanding undivided interest held by investors under the facility was $600 million and $590 million at September 30, 2005 and December 31, 2004, respectively. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,189 million and $1,089 million of accounts receivable held by UPRI at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005 and December 31, 2004, the value of the interest retained by UPRI was $589 million and $499 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad has been designated to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate the Railroad for its responsibilities. The Railroad collected approximately $10 billion and $9 billion during the nine-month periods ended September 30, 2005 and 2004, respectively, and UPRI used such proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $6 million and $3 million for the three months ended September 30, 2005 and 2004, and $16 million and $7 million for the nine months ended September 30, 2005 and 2004, respectively. The costs include interest, program fees paid to banks, commercial paper issuance costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad have no recourse to the assets of UPRI.

On August 11, 2005, the sale of receivables program was renewed for an additional 364-day period without any significant changes in terms.

5. Debt

Credit Facilities – On September 30, 2005, we had $2 billion in revolving credit facilities available, including $1 billion under a five-year facility expiring in March 2009 and $1 billion under a five-year facility expiring in March 2010 (collectively, the “facilities”). The facilities are designated for general corporate purposes and support the issuance of commercial paper. Neither of the facilities were drawn as of September 30, 2005. The five-year facility expiring in March 2010 replaced a $1 billion 364-day revolving credit facility that expired in March 2005, while the five-year facility expiring in March 2009 was put in place in 2004 to replace a five-year revolving credit facility that was due to expire in March 2005. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. These facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. The facilities require the maintenance of a minimum net worth and a debt to net worth coverage ratio. At September 30, 2005, we were in compliance with these covenants. The facilities do not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing) or any other provision that could require the posting of collateral.

In addition to the revolving credit facilities discussed above, we also had $150 million in uncommitted lines of credit that were unused at September 30, 2005. A $75 million uncommitted line was put into place in May 2005 and expires in May 2006. We established an additional $75 million uncommitted line of credit in July 2005, which will expire in July 2006.

To the extent we have long-term credit facilities available, we have reclassified certain short-term debt to a long-term basis. At September 30, 2005 and December 31, 2004, approximately $275 million and $440 million, respectively, of short-term borrowings that we intend to refinance were reclassified as long-term debt. This reclassification reflects our ability and intent to refinance these short-term borrowings and current maturities of long-term debt on a long-term basis.

Dividend Restrictions – We are subject to certain restrictions related to the payment of cash dividends to our shareholders due to minimum net worth requirements under the credit facilities referred to above. The amount of retained earnings available for dividends was $5.9 billion and $5.2 billion at September 30, 2005 and December 31, 2004, respectively. We do not expect that these restrictions will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

Shelf Registration Statement – Under a current shelf registration statement, we may issue any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. At September 30, 2005, we had $500 million remaining for issuance under the current shelf registration statement. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under this shelf registration.

Debt Redemption – On May 1, 2005, we redeemed approximately $113 million of 8.35% debentures with a maturity date of May 1, 2025. The early redemption resulted in a charge to other income of approximately $4 million in the second quarter of 2005.

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

The components of our net periodic pension costs were as follows:

	Pension
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2005	2004	2005	2004
Service cost	$ 6	$ 7	$ 23	$ 22
Interest cost	28	31	87	89
Expected return on plan assets	(33)	(34)	(100)	(103)
Amortization of:
Transition obligation	(1)	-	(1)	(1)
Prior service cost	1	2	5	6
Actuarial loss	-	1	5	3
Total net periodic benefit cost	$ 1	$ 7	$ 19	$ 16

The components of our net periodic OPEB costs were as follows:

	OPEB
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2005	2004	2005	2004
Service cost	$ -	$ -	$ 3	$ 4
Interest cost	6	7	19	24
Amortization of:
Prior service cost (credit)	(9)	(7)	(21)	(16)
Actuarial loss	4	5	10	13
Total net periodic benefit cost	$ 1	$ 5	$ 11	$ 25

Cash Contributions

We currently do not have minimum funding requirements as set forth in employee benefit and tax laws and do not anticipate contributing to our pension plans during 2005. We voluntarily contributed $50 million to our pension plans during the first quarter of 2004 and an additional $50 million during the fourth quarter of 2004.

7.    Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, Except Per Share Amounts	2005	2004	2005	2004
Net income available to common shareholders	$ 369	$ 202	$ 730	$ 525
Weighted average number of shares outstanding:
Basic	264.0	259.0	262.7	258.9
Dilutive effect of stock options	1.5	0.7	1.4	1.1
Dilutive effect of retention shares, stock units, and restricted stock	1.6	1.9	1.6	1.9
Diluted	267.1	261.6	265.7	261.9
Earnings per share – basic	$1.40	$0.78	$2.78	$2.03
Earnings per share – diluted	$1.38	$0.77	$2.75	$2.00

Common stock options totaling 0.1 million shares and 1.7 million shares for the three and nine months ended September 30, 2005, respectively, and 4.5 million and 3.7 million shares for the three and nine months ended September 30, 2004, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be antidilutive.

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

Our personal injury liability activity was as follows:

Financial Activity	Nine Months Ended September 30,
Millions of Dollars	2005	2004
Beginning balance	$ 639	$ 617
Accruals	199	222
Payments	(204)	(168)
Ending balance at September 30	$ 634	$ 671

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. At both September 30, 2005, and December 31, 2004, we had $274 million, respectively, recorded in current liabilities as accrued casualty costs. Personal injury accruals were higher in 2004 due to a 1998 crossing accident verdict upheld in the first quarter of 2004 and a 2004 derailment near San Antonio.

Our personal injury claims activity was as follows:

	Nine Months Ended September 30,
Claims Activity	2005	2004
Open claims, beginning balance	4,028	4,085
New claims	3,449	3,326
Settled or dismissed claims	(3,346)	(3,292)
Open claims, ending balance at September 30	4,131	4,119

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

During 2004, we determined we could reasonably estimate our liability for unasserted asbestos-related claims because we had sufficient comparable loss data and there was no immediate legislative solution to asbestos litigation. During 2004, we engaged a third-party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing the number and value of these unasserted claims through 2034, based on our average claims experience over a multi-year period. As a result, we increased our liability for asbestos-related claims in the fourth quarter of 2004. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The number of claims received in 2005 will be consistent with average claims received between 2000 and 2003.

•	The number of claims to be filed against us will decline each year after 2005.

•	The average settlement values for asserted and unasserted claims will be equivalent to those experienced between 2002 and 2004.

•	The percentage of claims dismissed between 2002 and 2004 will continue through 2034.

Our asbestos-related liability activity was as follows:

Financial Activity	Nine Months Ended September 30,
Millions of Dollars	2005	2004
Beginning balance	$324	$51
Accruals	-	4
Payments	(9)	(8)
Ending balance at September 30	$315	$47

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. At September 30, 2005 and December 31, 2004, $17 million was classified in current liabilities as accrued casualty costs, while the remainder was classified as long-term accrued casualty costs. Approximately 16% of the recorded liability related to asserted claims, and approximately 84% related to unasserted claims. These claims are expected to be paid out over the next 30 years. During the third quarter of 2005, our third-party assisted us in reviewing our actual asbestos claim experience through the first half of 2005 compared to the assumptions used in the 2004 estimate and we determined that no adjustment to our estimate was necessary at this time. We will continue to review actual experience and adjust our estimate as warranted.

Our asbestos-related claims activity was as follows:

	Nine Months Ended September 30,
Claims Activity	2005	2004
Open claims, beginning balance	2,316	2,560
New claims	629	398
Settled or dismissed claims	(431)	(550)
Open claims, ending balance at September 30	2,514	2,408

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified approximately 384 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 42 sites that are the subject of actions taken by the U.S. government, 23 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Financial Activity	Nine Months Ended September 30,
Millions of Dollars	2005	2004
Beginning balance	$201	$187
Accruals	33	23
Payments	(26)	(25)
Ending balance at September 30	$208	$185

At September 30, 2005 and December 31, 2004, we had $49 million and $50 million, respectively, recorded in current liabilities as accrued casualty costs. The liability includes costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. We believe that we have adequately accrued for our ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Estimates may also vary due to changes in federal, state, and local laws governing environmental remediation. We do not expect current obligations to have a material adverse effect on our results of operations or financial condition.

Purchase Obligations and Guarantees – We periodically enter into financial and other commitments in connection with our business. We do not expect that these commitments or guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

At September 30, 2005, we were contingently liable for $466 million in guarantees and $55 million in letters of credit. We entered into these contingent guarantees in the normal course of business and they include guaranteed obligations of affiliated operations. None of the guarantees individually is significant, and we recorded a liability of $6 million for the fair value of these obligations as of September 30, 2005. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees.

Income Taxes – As previously reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2005, the Corporation had undertaken an analysis of the impact that final settlements of tax liabilities for pre-1995 tax years with the Internal Revenue Service (IRS) had on previously recorded estimates of deferred tax assets and liabilities. The completed analysis of the final settlements for pre-1995 tax years, along with IRS Examination Reports for tax years 1995 through 2002 has been considered, among other things, in a review and re-evaluation of the Corporation’s estimated deferred tax assets and liabilities as of September 30, 2005, resulting in an income tax expense reduction of $118 million in the third quarter of 2005.

As reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2005, the IRS issued a notice of deficiency for tax years 1995 through 1998. During the third quarter of 2005, the IRS issued a notice of deficiency for tax years 1999 through 2002. We dispute many of the proposed adjustments and will contest the associated additional tax liability through applicable IRS procedures, and, if necessary, litigation. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our operating results, financial condition, or liquidity. In addition, the IRS began its examination of tax years 2003 and 2004 during the third quarter of 2005.

Insurance Subsidiaries – We have two consolidated, wholly-owned subsidiaries that provide insurance coverage for certain risks including physical loss or property damage and certain other claims that are subject to reinsurance. At September 30, 2005, current accounts receivable and current accrued casualty costs included $90 million of reinsurance receivables and reinsured liability, respectively, held by one of our insurance subsidiaries related to losses sustained during the West Coast storm in January 2005. This amount may change in the future as facts and circumstances surrounding the claim and the reinsurance are finalized and settled.

9.    Other Income – Other income included the following for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2005	2004	2005	2004
Net gain from asset sales	$42	$23	$84	$44
Rental income	14	14	41	38
Interest income	2	3	13	6
Asset sale of technology subsidiary	-	-	-	9
Early extinguishment of debt	(1)	-	(5)	(5)
Sale of receivables fees	(6)	(3)	(16)	(7)
Other, net	(9)	(7)	(26)	(19)
Total	$42	$30	$91	$66

10.  Accounting Pronouncements – In December 2004, the FASB issued FAS 123(R). This statement requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. On April 14, 2005, the Securities and Exchange Commission deferred the effective date to January 1, 2006. We will adopt FAS 123(R) on a modified prospective basis, recognizing compensation expense for 1) new awards granted on or after January 1, 2006, and 2) any portion of awards that have not vested as of that date. The Company has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its stock options. Note 2 of the Consolidated Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted FAS 123 using the Black-Scholes option-pricing model.

In July 2005, the FASB issued an exposure draft, Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109. If finalized as drafted, the Interpretation will require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit. The FASB expects to issue a final Interpretation in the first quarter of 2006. We will review the finalized Interpretation, when it is available, to determine the impact it may have on our Consolidated Financial Statements.

In September 2005, the FASB issued an exposure draft, Earnings per Share, an Amendment of FASB Statement No. 128. The draft clarifies guidance for the treasury stock method, contracts that may be settled in cash or shares, and contingently issuable shares. We are currently reviewing this proposed Statement to determine the impact it may have on our calculation of earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

Three and Nine Months Ended September 30, 2005 Compared to

Three and Nine Months Ended September 30, 2004

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. Our critical accounting policies are available in our 2004 annual report on Form 10-K, Item 7. There have been no significant changes with respect to these policies during the first nine months of 2005.

RESULTS OF OPERATIONS

Summary

We reported earnings of $1.38 per diluted share, or net income of $369 million, in the third quarter of 2005 compared to earnings of $0.77 per diluted share, or net income of $202 million for the third quarter of 2004. Year-to-date net income was $730 million versus $525 million for the same period in 2004. Third quarter and year-to-date earnings increased $118 million due to a non-cash income tax expense reduction we recognized in the third quarter.

Operating income grew 15% to $481 million in the third quarter of 2005 driven by price increases, fuel surcharges, increased demand, and improved network operations. This operating income growth was partially offset by the impact of Hurricanes Katrina and Rita, as well as record high fuel prices. Hurricanes Katrina and Rita hit the New Orleans and Houston areas in August and September, respectively. Hurricane Katrina caused minimal damage to our rail system. However, Hurricane Rita and the related widespread shut down of operations by us and more than 150 of our customers in advance of the hurricane impacted roughly 2,500 miles of track, 17 operating subdivisions, five classification yards, and the Houston terminal complex. Customer embargoes in and out of this region and line outages resulted in lost revenue and higher operating expenses. Coal shipments from the Wyoming Southern Powder River Basin (SPRB) were lower for the third quarter versus the comparable period in 2004. Shipments have been disrupted since mid-May due to track conditions on the SPRB Joint Line (track jointly owned by UPRR and Burlington Northern Santa Fe (BNSF) but maintained by BNSF) and a remedial maintenance program.

Operating income improved 16% for the first nine months of 2005, primarily driven by price increases and fuel surcharges, which helped offset the higher fuel prices. The West Coast storm in January of 2005, Hurricanes Katrina and Rita, and reduced SPRB coal shipments limited further financial improvement.

Two of the Railroad’s three key operating metrics, as reported to the Association of American Railroads, improved in the third quarter of 2005 versus the third quarter of 2004. Average terminal dwell time decreased 7%, from 30.1 hours to 28.1 hours, and average rail car inventory was reduced by 1% to 318,626 cars. Average third quarter train speed fell slightly from 21.8 mph in 2004 to 21.6 mph in 2005, but was up 2% from our 2005 second quarter average train speed of 21.2 mph. Further improvement was hampered by the business disruptions caused by Hurricane Rita.

On October 1, a severe storm hit northeastern Kansas. The storm produced 10 to 12 inches of rain causing track washouts, bridge damage, and erosion damage to four main lines in this region. These are major corridors for us, serving as the primary connection to the East and South from the western part of our system. Through the first two weeks of October, carloads were approximately 5% below forecasted levels with energy shipments driving a large part of the variance. Average train speed fell 1 mph compared to September’s average and our terminal dwell time deteriorated 5% from September levels.

Implementation of the Unified Plan has progressed during the third quarter. We have completed implementation of the manifest, automotive, and intermodal phases of the Plan. Benefits include improved network capacity at targeted locations, reduced switching events, and improved terminal dwell time. Changes to other network terminals and specified routes are currently underway. We will continue to implement industrial engineering initiatives in our terminals to help create capacity by removing process bottlenecks and improving fluidity within the terminals. We also will continue the rollout of our Customer Inventory Management System in certain network locations, which allows us to proactively manage inventory with our customers.

Operating Revenue

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions of Dollars	2005	2004	Change	2005	2004	Change
Commodity revenue	$3,302	$2,944	12%	$9,502	$8,622	10%
Other revenue	159	132	20	455	376	21
Total operating revenue	$3,461	$3,076	13%	$9,957	$8,998	11%

Operating revenue includes commodity revenue and other revenue. Other revenue consists primarily of revenue from our subsidiaries, revenue from our commuter rail operations, and accessorial revenue, which we earn when customers retain equipment owned or controlled by the Railroad. We recognize commodity revenue on a percentage-of-completion basis as freight moves from origin to destination. We allocate revenue between reporting periods based on the relative transit time in each reporting period. We recognize other revenue as service is performed or contractual obligations are met.

Commodity revenue improved in all groups during the third quarter with particularly strong growth in the agricultural, industrial products, intermodal, and chemical groups. Fuel surcharges, price increases, and index-based contract escalators, which are formulas in our shipping contracts that correlate price adjustments to certain economic indexes, all contributed to the increase in the average revenue per car (ARC) during the third quarter of 2005. For the third quarters of 2005 and 2004, our fuel surcharge programs generated $266 and $90 million in commodity revenue, respectively, which represents 70% and 53% of the additional expense incurred above the base fuel price at which our fuel surcharge programs begin (currently, $0.75/gallon). Although volume grew 1% during the third quarter, Hurricane Rita, reduced coal shipments from the SPRB, and lower automotive shipments limited overall volume growth.

Year-to-date commodity revenue growth was driven by fuel surcharges, price increases, and index-based contract escalators. The effects of the January West Coast storm, Hurricane Rita, disruptions on the SPRB Joint Line, and lower automotive shipments all constrained volume growth during 2005. For the first nine months of 2005 and 2004, our fuel surcharge programs generated $663 and $193 million of commodity revenue, respectively, which represents 72% and 48% of the additional expense incurred above the base fuel price at which our fuel surcharge programs begin (currently, $0.75/gallon).

Subsidiary and accessorial revenue increased other revenue in both the third quarter and year-to-date period, mainly driven by higher volumes. In addition, we generated higher subsidiary revenue from the acquisition of Bay Pacific Financial L.L.C. (Bay Pacific) in July 2005. Bay Pacific is an intermodal equipment leasing entity in which we had a 50% ownership prior to the July acquisition.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and average revenue per car by commodity type:

Commodity Revenue	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions, Except for Percent Changes	2005	2004	Change	2005	2004	Change
Agricultural	$ 502	$ 394	27%	$1,413	$1,204	17%
Automotive	300	287	4	922	910	1
Chemicals	474	433	9	1,374	1,272	8
Energy	651	629	4	1,948	1,812	8
Industrial products	724	622	16	2,073	1,791	16
Intermodal	651	579	13	1,772	1,633	9
Total	$3,302	$2,944	12%	$9,502	$8,622	10%

Revenue Carloads	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Thousands, Except for Percent Changes	2005	2004	Change	2005	2004	Change
Agricultural	224	209	7%	655	655	-%
Automotive	185	195	(5)	588	615	(4)
Chemicals	230	240	(4)	694	702	(1)
Energy	546	561	(3)	1,645	1,642	-
Industrial products	385	395	(2)	1,141	1,147	-
Intermodal	862	808	7	2,400	2,303	4
Total	2,432	2,408	1%	7,123	7,064	1%

Average Revenue	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Per Car, Except for Percent Changes	2005	2004	Change	2005	2004	Change
Agricultural	$2,236	$1,883	19%	$2,156	$1,838	17%
Automotive	1,611	1,474	9	1,566	1,480	6
Chemicals	2,055	1,803	14	1,979	1,811	9
Energy	1,192	1,120	6	1,184	1,104	7
Industrial products	1,881	1,578	19	1,817	1,563	16
Intermodal	757	716	6	739	709	4
Total	$1,357	$1,223	11%	$1,334	$1,221	9%

Agricultural – Solid pricing gains and fuel surcharges increased agricultural commodity revenue in both the third quarter and year-to-date period. Total carloads during the third quarter outpaced 2004 due to considerable growth of demand for Gulf exports of wheat, dry feed ingredients to Mexico, and beer imported from Mexico. Although carloads of dry feed ingredients increased during 2005, reduced volumes of wheat for export to the Gulf of Mexico, as well as lower corn and feed grain shipments, partially offset these gains. The ARC improvement for the three and nine-month periods resulted from price increases, fuel surcharges, and the positive impact of a larger percentage of carloads with longer average lengths of haul.

Automotive – Third quarter and year-to-date revenue increased in 2005 compared to 2004 primarily due to fuel surcharges and price increases, which also drove ARC improvements in both periods. Carloads decreased for the third quarter and year-to-date period due to lower shipments of domestically manufactured finished vehicles and automobile parts and materials.

Chemicals – Revenue increased for the third quarter and year-to-date period due to price increases, fuel surcharges, and higher shipments of potash for export via the Eastport gateway. Fewer carloads in the third quarter resulted from declines in liquid and dry chemicals, plastics, and petroleum shipments, in part caused by the business interruptions caused by Hurricane Rita. For the third quarter and year-to-date period, ARC improved due to price increases and fuel surcharges.

Energy – Third quarter revenue growth was driven by higher prices, higher fuel surcharges, and index-based contract escalators. Third quarter carloadings decreased from 2004, primarily due to continued track repairs on the SPRB Joint Line and network disruptions resulting from Hurricane Rita. Fuel surcharges and index-based contract escalators contributed to higher year-to-date revenue and ARC in 2005. Carloads for the year were flat as the SPRB Joint Line repairs in the second and third quarters and the impact of Hurricane Rita combined to offset volume growth in the first quarter.

Industrial Products – Revenue increased in both the third quarter and year-to-date period compared to 2004 due to price increases and fuel surcharges. In both periods, revenue from lumber shipments grew from solid pricing and fuel surcharges. Volume declined in the third quarter but remained flat for the year-to-date period. Third quarter carloads declined as softening markets and higher inventories caused a reduction in newsprint and fiber, steel, cement, and government shipments, and due to business interruptions forced by Hurricane Rita. These volume reductions were partially offset by double digit growth in stone shipments due to strong construction demand, larger train sizes, and improved car cycle times. Third quarter revenue gains were also driven by more hazardous waste shipments, reflecting strong market demand and price increases. Carloads were flat in the year-to-date period compared to 2004 as substantial growth in stone shipments was offset by reduced steel, newsprint and fiber, cement and government shipments.

Intermodal – Third quarter and year-to-date revenue improved due to increased carloads resulting from strong imports, primarily from China and the rest of Asia. However, business interruption during the first quarter of 2005 due to the West Coast storm limited revenue growth during the year-to-date period. ARC improved in both the three and nine-month periods versus 2004 due to price increases, fuel surcharges, and index-based contract escalators.

Mexico Business – Included in our total commodity revenue reported above is revenue from shipments to and from Mexico, which increased 15% to $272 million for the third quarter and 14% to $804 million for the year-to-date period over the comparable periods of 2004. Growth in the Mexico business was driven primarily by price increases and fuel surcharges. Third quarter carloads decreased 1% primarily due to fewer auto parts shipments, while year-to-date carloads were flat versus 2004.

Operating Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions, Except for Percent Changes	2005	2004	Change	2005	2004	Change
Salaries, wages, and employee benefits	$1,093	$1,057	3%	$3,267	$3,116	5%
Equipment and other rents	356	354	1	1,049	1,043	1
Depreciation	294	278	6	875	829	6
Fuel and utilities	673	459	47	1,809	1,283	41
Materials and supplies	140	122	15	403	359	12
Casualty costs	109	71	54	308	336	(8)
Purchased services and other costs	315	317	(1)	984	941	5
Total	$2,980	$2,658	12%	$8,695	$7,907	10%

Operating expenses increased $322 million in the third quarter of 2005 versus 2004 with significantly higher fuel prices accounting for $211 million of this increase, or 66%. Higher casualty costs along with wage and benefit inflation resulted in most of the additional increase. For the nine months ended September of 2005, higher operating expenses were also driven by increased contract services and clean-up and restoration costs associated with the West Coast storm in January of 2005.

Salaries, Wages, and Employee Benefits – Higher employment expenses in the third quarter and throughout 2005 are attributable to several factors. General wage and benefit inflation continue to increase expenses, reflecting higher salaries and wages and the year-over-year impact of higher healthcare and other benefits costs. Higher workforce and demand levels in the third quarter and the year-to-date period also contributed to the increases. Additionally, labor expenses increased due to the hurricanes in the third quarter and the West Coast storm in the first quarter. Reduced severance costs, increased network efficiency, and reduced training expenses partially offset these increases.

Equipment and Other Rents – Equipment and other rents primarily includes rent the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Expenses grew in both periods due to increases in the number of leased locomotives and freight cars and other equipment rentals. Lower short-term freight car rental expense, due primarily to improved car cycle times, and lower office rental expense offset most of the expense increase.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base increased our depreciation expense for both periods.

Fuel and Utilities – Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. Expenses grew in the third quarter of 2005 due to higher diesel fuel prices, which averaged $1.88 per gallon (including taxes and transportation costs) compared to $1.25 per gallon in the third quarter of 2004. Higher prices increased diesel fuel expenses $211 million quarter over quarter, which was minimally offset by $8 million of savings due to a 2% improvement in our fuel consumption rate. For the year-to-date period, diesel fuel prices averaged $1.66 in 2005 versus $1.14 during the same period in 2004, increasing fuel expense by $528 million. A 3% improvement in our year-to-date consumption rate produced fuel savings of $33 million in 2005 versus the same period in 2004. This improvement was partially offset by a 1% increase in gross ton-miles, resulting in $8 million of additional fuel expenses for the year-to-date period in 2005. The Railroad did not have any fuel hedges in place during the first nine months of 2005. In the third quarter and year-to-date period in 2004, our fuel hedges decreased fuel costs by $4 million and $11 million, respectively. Gasoline, utilities, and propane expenses increased $8 million in the third quarter of 2005 and $16 million during the first nine months compared to 2004 due to higher prices.

Materials and Supplies – Materials used to maintain the Railroad’s lines, structures, and equipment are the principal components of materials and supplies expense. This expense item also includes small tools, office supplies, other materials, and the costs of freight services to ship Railroad supplies and materials. During the third quarter and year-to-date period, materials and supplies expense increased primarily due to locomotive and freight car maintenance. We used more repair materials to maintain a larger fleet of locomotives that includes a growing number of units not covered by warranties. Additionally, costs for car wheel sets, traction motors, and lube oil all increased.

Casualty Costs – Personal injury expense, freight and property damage, insurance, and environmental costs are the primary components of casualty costs. Third quarter casualty costs were higher in 2005 than 2004 due to higher personal injury expenses, which included two adverse jury verdicts in 2005. Additionally, an insurance reimbursement reduced casualty costs for the third quarter of 2004. Year-to-date casualty costs were lower than 2004 primarily due to expenses incurred in 2004 for a derailment near San Antonio in June, and recognition of a verdict for a 1998 crossing accident. Lower year-to-date casualty costs also reflect lower freight loss and damage expense and lower costs for destruction of foreign equipment. Destruction of foreign equipment expense is incurred when equipment owned by other railroads is damaged while in our possession.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular phone expense, employee travel expense, and computer and other general expenses. Third quarter costs were flat in comparison with 2004 because increases in crew transportation and lodging costs due to demand levels and Hurricane Rita were mostly offset by lower state and local taxes and relocation costs. Expenses increased for the year-to-date period due to higher contract service costs for freight car and locomotive maintenance, crew transportation and lodging, trucking services provided by intermodal carriers, and state and local taxes. Hurricanes Katrina and Rita also drove expenses higher for the third quarter, while the West Coast storm in January negatively impacted expenses for the year-to-date period.

Non-Operating Items

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2005	2004	2005	2004
Other income	$ 42	$ 30	$ 91	$ 66
Interest expense	(124)	(132)	(384)	(397)
Income taxes	(30)	(114)	(239)	(235)

Other Income – For the third quarter and year-to-date period of 2005, the increase in other income compared to 2004 was primarily a result of higher gains from real estate sales partially offset by higher expenses due to rising interest rates associated with our sale of receivables program. The nine-month period of 2004 included the sale of assets of a technology subsidiary.

Interest Expense – The improvement in interest expense in the third quarter and year-to-date period of 2005 was primarily driven by lower weighted-average debt levels of $7.6 billion and $7.8 billion in 2005, respectively, compared to $8.2 billion and $8.1 billion in 2004, respectively. For the third quarter of 2005, a higher effective interest rate of 6.5% versus 6.4% in 2004 partially offset the effects of a lower debt level, while the year-to-date effective interest rate of 6.5% was unchanged from the same period in 2004.

Income Taxes – As previously reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2005, the Corporation had undertaken an analysis of the impact that final settlements of tax liabilities for pre-1995 tax years with the Internal Revenue Service (IRS) had on previously recorded estimates of deferred tax assets and liabilities. The completed analysis of the final settlements for pre-1995 tax years, along with IRS Examination Reports for tax years 1995 through 2002 has been considered, among other things, in a review and re-evaluation of the Corporation’s estimated deferred tax assets and liabilities as of September 30, 2005, resulting in an income tax expense reduction of $118 million in the third quarter of 2005. This reduction was partially offset by higher 2005 pre-tax income. For the year-to-date period, income taxes were slightly higher than 2004 as the deferred income tax liability reduction was more than offset by higher 2005 pre-tax income. In 2004, our state income tax liability decreased as a result of a deferred state income tax liability reduction, which was primarily attributable to relocating support operations to Omaha, Nebraska, and state income tax credits earned in 2004, also in connection with the new headquarters building in Omaha.

OTHER OPERATING AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the American Association of Railroads, including carloads, average train speed, average daily inventory of rail cars on our system, and average terminal dwell time. The operating data is available on our website at www.up.com/investors/reports/index.shtml.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2005	2004	Change	2005	2004	Change
Average train speed (miles per hour)	21.6	21.8	(1)%	21.3	21.7	(2)%
Average terminal dwell time (hours)	28.1	30.1	(7)	28.3	30.3	(7)
Gross ton-miles (billions)	263.4	262.8	-	781.8	775.3	1
Revenue ton-miles (billions)	138.2	138.6	-	412.5	409.3	1
Average rail car inventory (thousands)	318.6	322.3	(1)	319.5	323.0	(1)
Average full-time equivalent employees	49,388	49,021	1	49,423	48,081	3

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Disruptions on the SPRB Joint Line and business interruptions caused by Hurricane Rita hampered efforts to improve our average train speed.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time is favorable. The 7% improvement in dwell time in the third quarter of 2005 resulted from strategic network management initiatives and directed efforts to more timely deliver rail cars to our interchange partners and customers.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are based on tariff miles and do not include the weight of freight cars. For the third quarter of 2005, gross and revenue ton-miles were flat with 2004, while carloadings were up 1%, primarily due to a decrease in energy and chemical shipments, which are higher density commodity groups, and an increase in lower density intermodal shipments. For the year-to-date period, gross and revenue ton-miles grew 1% in relation to the 1% growth in carloadings.

Average Rail Car Inventory – Average rail car inventory is the number of freight cars on-line throughout our system. Lower average rail car inventory is desirable for network fluidity. Our average rail car inventory improved 1% in the third quarter and year-to-date period as we continued to focus on network management initiatives.

Average Full-Time Equivalent Employees – The third quarter increase was driven by the addition of employees needed to handle increased track repair and replacement programs and the hiring of operations management personnel, including an expanded management training program. For the year-to-date period, we have also increased train crew personnel to handle the increased demand and to improve service.

	September 30, 2005	December 31, 2004	Change
Debt to capital	35.8%	39.1%	(3.3) pt
Lease adjusted debt to capital	44.0%	45.1%	(1.1) pt

Debt to Capital/Lease Adjusted Debt to Capital – Debt to capital is computed by dividing total debt by total debt plus equity. Lease adjusted debt to capital is derived by dividing total debt plus the net present value of operating leases by total debt plus equity plus the net present value of operating leases. We believe these measures are important in managing our capital structure to allow efficient access to the debt market while minimizing our cost of capital. Our debt to capital ratio improved due to an increase in equity resulting from earnings, as well as reductions in our debt level. Our lease adjusted debt to capital improved to a lesser extent due to an increase in the present value of operating leases.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows	Nine Months Ended September 30,
Millions of Dollars	2005	2004
Cash provided by operating activities	$ 1,695	$ 1,722
Cash used in investing activities	(1,618)	(1,314)
Cash used in financing activities	(717)	(21)
Net change in cash and temporary investments	$ (640)	$ 387

Cash Provided by Operating Activities – Although net income for the first nine months of 2005 was higher than 2004, cash provided from operating activities was lower. Higher receivables and materials and supplies balances negatively impacted 2005 cash from operations. In addition, the year-over-year decline in cash provided from operating activities reflects cash received in 2004 for income tax refunds. These declines in 2005 were partially offset by a $50 million pension contribution made in 2004, as well as lower management incentive payments in 2005.

Cash Used in Investing Activities – Increased capital spending, partially offset by higher proceeds from asset sales in 2005, increased the amount of cash used in investing activities.

The following table details capital expenditures:

Capital Expenditures Millions of Dollars	Nine Months Ended September 30,
	2005	2004
Track	$1,165	$1,035
Locomotives	64	60
Freight cars	16	4
Facilities and other	431	249
Total	$1,676	$1,348

Cash Used in Financing Activities – The increase in cash used in financing activities in the first nine months of 2005 was driven by higher debt repayments ($662 million in 2005 compared to $427 million in 2004) and lower net financings (a $15 million outflow in 2005 compared to $584 million inflow in 2004). Proceeds from stock option exercises in 2005 were higher than 2004 and partially offset the cash used in debt repayments and net financing activities.

Free Cash Flow Millions of Dollars	Nine Months Ended September 30,
	2005	2004
Cash provided by operating activities	$1,695	$1,722
Cash used in investing activities	(1,618)	(1,314)
Dividends paid	(235)	(232)
Free cash flow	$ (158)	$ 176

Free Cash Flow – Free cash flow is considered a non-GAAP financial measure by SEC Regulation G. We believe free cash flow is important in evaluating our financial performance and measures our ability to generate cash without incurring additional external financings. Free cash flow should be considered in addition to, rather than as a substitute for, cash provided by operating activities. The table above reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure). In the first nine months of 2005, free cash flow was lower compared to 2004. Consistent with prior years, we anticipate that positive free cash flow will be generated in the fourth quarter.

Financing Activities

Credit Facilities – On September 30, 2005, we had $2 billion in revolving credit facilities available, including $1 billion under a five-year facility expiring in March 2009 and $1 billion under a five-year facility expiring in March 2010 (collectively, the “facilities”). The facilities are designated for general corporate purposes and support the issuance of commercial paper. Neither of the facilities were drawn as of September 30, 2005. The five-year facility expiring in March 2010 replaced a $1 billion 364-day revolving credit facility that expired in March 2005, while the five-year facility expiring in March 2009 was put in place in 2004 to replace a five-year revolving credit facility that was due to expire in March 2005. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. These facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. The facilities require the maintenance of a minimum net worth and a debt to net worth coverage ratio. At September 30, 2005, we were in compliance with these covenants. The facilities do not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing) or any other provision that could require the posting of collateral.

In addition to the revolving credit facilities discussed above, we also had $150 million in uncommitted lines of credit that were unused at September 30, 2005. A $75 million uncommitted line was established in May 2005 and expires in May 2006. We also established an additional $75 million uncommitted line of credit in July 2005, which will expire in July 2006.

To the extent we have long-term credit facilities available, we have reclassified certain short-term debt to a long-term basis. At September 30, 2005 and December 31, 2004, approximately $275 million and $440 million, respectively, of short-term borrowings that we intend to refinance were reclassified as long-term debt. This reclassification reflects our ability and intent to refinance these short-term borrowings and current maturities of long-term debt on a long-term basis.

Shelf Registration Statement – Under a current shelf registration statement, we may issue any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. At September 30, 2005, we had $500 million remaining for issuance under the current shelf registration statement. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under this shelf registration.

Debt Redemption – On May 1, 2005, we redeemed approximately $113 million of 8.35% debentures with a maturity date of May 1, 2025. The early redemption resulted in a charge to other income of approximately $4 million in the second quarter of 2005.

Ratio of Earnings to Fixed Charges – For the three and nine months ended September 30, 2005, our ratio of earnings to fixed charges was 3.1 and 2.7, compared to 2.6 and 2.3 for the three and nine months ended September 30, 2004. Earnings represent net income, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and an estimated amount representing the interest portion of rental charges.

Operating Lease Activities – As of September 30, 2005, our total contractual obligations for operating leases were approximately $4.8 billion. The Railroad has completed lease arrangements to finance its new equipment acquisition program for 2005. Through the date of this report, the Railroad, as lessee, entered into long-term operating lease arrangements covering 315 locomotives and approximately 2,600 freight cars. The lessors under these lease arrangements purchased these locomotives and freight cars from the Corporation in various financing transactions totaling approximately $800 million. These new lease arrangements provide for minimum total rental payments of approximately $1.1 billion, which are reflected in the contractual obligations table as of September 30, 2005.

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

On July 8, 2005, the Railroad completed the acquisition of its partner’s interest in Bay Pacific Financial L.L.C., a joint venture established to assist in the acquisition of containers and chassis for use by the Railroad in intermodal service, for a purchase price of $51 million. As a result of the purchase, the Railroad owns 100% of the joint venture. Total minimum rental payments for leases acquired in the acquisition were $202 million at September 30, 2005.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments

As described in the notes to the Consolidated Financial Statements and as referenced in the tables below, we have contractual obligations and commercial commitments that may affect our financial condition. However, based on management’s assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material effect on our financial condition, results of operations, or liquidity. In addition, the commercial obligations, financings, and commitments that we make are customary transactions, similar to those of other comparable industrial corporations, particularly within the transportation industry.

The following tables identify material obligations and commitments as of September 30, 2005:

	Total	Payments Due by Period
Contractual Obligations Millions of Dollars		Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Debt [a]	$10,149	$ 418	$2,226	$1,549	$ 5,956
Operating leases	4,769	520	912	747	2,590
Capital lease obligations [b]	2,120	200	362	320	1,238
Purchase obligations [c]	3,944	732	880	617	1,715
Pension and other postretirement benefits [d]	363	35	67	72	189
Total contractual obligations	$21,345	$1,905	$4,447	$3,305	$11,688

[a]

Excludes capital lease obligations of $1,333 million, unamortized discount of $104 million, and market value adjustments of $(12) million for debt with qualifying hedges. Includes a fixed and estimated variable (4%) interest component of $3,900 million.

[b]	Includes interest component.
[c]	Purchase obligations include locomotive maintenance contracts and purchase commitments for locomotives, freight cars, ties, ballast, track, and other goods and services.
[d]	Includes actuarially estimated other postretirement benefits payments for the next ten years. No amounts are included for pension as no contributions are currently required.

Other Commercial Commitments Millions of Dollars	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Credit facilities [a]	$2,000	$ -	$ -	$2,000	$ -
Sale of receivables [b]	600	600	-	-	-
Guarantees [c]	466	6	11	29	420
Standby letters of credit [d]	55	44	11	-	-
Total commercial commitments	$3,121	$650	$22	$2,029	$420

[a]	Amounts shown do not include two $75 million uncommitted lines of credit expiring in May and July 2006. None of the credit facilities was used as of September 30, 2005.
[b]	$600 million of the facility was utilized at September 30, 2005.
[c]	Includes guaranteed obligations of affiliated operations.
[d]	None of the letters of credit was drawn upon as of September 30, 2005.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at September 30, 2005. The value of the outstanding undivided interest held by investors under the facility was $600 million and $590 million at September 30, 2005 and December 31, 2004, respectively. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,189 million and $1,089 million of accounts receivable held by UPRI at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005 and December 31, 2004, the value of the interest retained by UPRI was $589 million and $499 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial

Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad has been designated to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate the Railroad for its responsibilities. The Railroad collected approximately $10 billion and $9 billion during the nine-month periods ended September 30, 2005 and 2004, respectively, and UPRI used such proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $6 million and $3 million for the three months ended September 30, 2005 and 2004, and $16 million and $7 million for the nine months ended September 30, 2005 and 2004, respectively. The costs include interest, program fees paid to banks, commercial paper issuance costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad have no recourse to the assets of UPRI.

On August 11, 2005, the sale of receivables program was renewed for an additional 364-day period without any significant changes in terms.

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

Income Taxes – As previously reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2005, the Corporation had undertaken an analysis of the impact that final settlements of tax liabilities for pre-1995 tax years with the Internal Revenue Service (IRS) had on previously recorded estimates of deferred tax assets and liabilities. The completed analysis of the final settlements for pre-1995 tax years, along with IRS Examination Reports for tax years 1995 through 2002 has been considered, among other things, in a review and re-evaluation of the Corporation’s estimated deferred tax assets and liabilities as of September 30, 2005, resulting in an income tax expense reduction of $118 million in the third quarter of 2005.

As reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2005, the IRS issued a notice of deficiency for tax years 1995 through 1998. During the third quarter of 2005, the IRS issued a notice of deficiency for tax years 1999 through 2002. We dispute many of the proposed adjustments and will contest the associated additional tax liability through applicable IRS procedures, and, if necessary, litigation. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our operating results, financial condition, or liquidity. In addition, the IRS began its examination of tax years 2003 and 2004 during the third quarter of 2005.

Insurance Subsidiaries – We have two consolidated, wholly-owned subsidiaries that provide insurance coverage for certain risks including physical loss or property damage and certain other claims that are subject to reinsurance. At September 30, 2005, current accounts receivable and current accrued casualty costs included $90 million of reinsurance receivables and reinsured liability, respectively, held by one of our insurance subsidiaries related to losses sustained during the West Coast storm in January 2005. This amount may change in the future as facts and circumstances surrounding the claim and the reinsurance are finalized and settled.

Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment (FAS 123(R)). This statement requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. On April 14, 2005, the Securities and Exchange Commission deferred the effective date to January 1, 2006. We will adopt FAS 123(R) on a modified prospective basis, recognizing compensation expense for 1) new awards granted on or after January 1, 2006, and 2) any portion of awards that have not vested as of that date. The Company has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its stock options. Note 2 of the Consolidated

Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted FASB Statement No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes option-pricing model.

In July 2005, the FASB issued an exposure draft, Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109. If finalized as drafted, the Interpretation will require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit. The FASB expects to issue a final Interpretation in the first quarter of 2006. We will review the finalized Interpretation, when it is available, to determine the impact it may have on our Consolidated Financial Statements.

In September 2005, the FASB issued an exposure draft, Earnings per Share, an Amendment of FASB Statement No. 128. The draft clarifies guidance for the treasury stock method, contracts that may be settled in cash or shares, and contingently issuable shares. We are currently reviewing this proposed Statement to determine the impact it may have on our calculation of earnings per share.

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

•	changes in securities and capital markets;

•	natural events such as severe weather, fire, floods, hurricanes, earthquakes, or other disruptions of our operating systems, structures, and equipment;

•	any adverse economic or operational repercussions from terrorist activities and any governmental response thereto;

•	war or risk of war;

•	changes in fuel prices;

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

As previously reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2002, on April 26, 2002, we received written notice of a proposed $250,000 penalty from the Illinois Environmental Protection Agency relating to a collision between trains from Conrail and the Railroad. The collision occurred on March 23, 1999 near Momence, Illinois, when an eastbound Conrail train failed to stop at a signal and struck a UPRR train that was properly occupying a crossing. The collision resulted in a release of diesel fuel from the fuel tanks of our locomotive, which was promptly reported and remediated. We received notice in January 2003 that the amount of the proposed penalty, including oversight costs, had been reduced to $127,000. On July 26, 2005, the Court entered the Consent Decree executed by the Railroad, Conrail and the Illinois Attorney General’s Office ending the civil action. We made a $10,000 payment towards resolution of the matter. The Railroad remains obligated to continue remediation, but does not expect future penalties as a result of this matter.

In December 2004, we were advised by the District Attorney of Riverside County, California, that the County intended to file either a criminal or civil action against the Railroad as a result of the Railroad’s alleged unlawful disposal of hazardous waste. This claim arose out of an April 2004 incident in which a construction crew allegedly discarded hazardous waste into a dumpster that was subsequently taken to a landfill in Cathedral City, California. On September 13, 2005, a Judgment Pursuant to Stipulation was entered by the Riverside County Superior Court, pursuant to which we paid a civil penalty of $245,000, together with investigative costs and other payments of approximately $73,000. An injunction was also issued, requiring the Railroad to comply with certain environmental laws and to provide specified training to certain employees.

On October 25, 2005, the State of Washington Department of Ecology notified us that it had assessed a $106,000 penalty against the Railroad, as a result of a November 15, 2003 incident near Kelso, Washington. In that incident, one of our trains collided with a BNSF train, resulting in the derailment of three of our locomotives. The Department of Ecology contends that diesel fuel and lube oil from the derailed locomotives entered waters of the State of Washington. We are evaluating this matter and will determine whether to contest the penalty assessment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – We do not currently have a formal publicly announced plan or program to repurchase shares of our common stock. The purchased shares presented below relate solely to our equity compensation plans described in note 7 to our Consolidated Financial Statements, Item 8 in our 2004 annual report on Form 10-K. The following table presents common stock repurchases during each month for the quarter ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
July 1 through July 31 Employee transactions [a]	296,670	$ 70.45	N/A	N/A
August 1 through August 31 Employee transactions [a]	62,693	69.42	N/A	N/A
September 1 through September 30 Employee transactions [a]	5,889	69.79	N/A	N/A
Total	365,252	$ 70.26	N/A	N/A
[a]	Includes shares delivered or attested to UPC to pay stock option exercise prices or to satisfy tax withholding obligations for stock option exercises or vesting of restricted or retention shares.

Dividend Restrictions – We are subject to certain restrictions on the payment of cash dividends to our shareholders due to minimum net worth requirements under the credit facilities referred to above. The amount of retained earnings available for dividends was $5.9 billion and $5.2 billion at September 30, 2005 and December 31, 2004, respectively. We do not expect that these restrictions will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. See the discussion of credit facilities in the Liquidity and Capital Resources section of Item 2, Part I.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2005 and 2004.

12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2005 and 2004.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson and Robert M. Knight, Jr.

Description of Exhibits Incorporated by Reference

3(a)

Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

3(b)	By-Laws of UPC, as amended, effective July 1, 2005, are incorporated herein by reference to Exhibit 3(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 4, 2005

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz,
Vice President and Controller
(Principal Accounting Officer)