Form 10-K
period 2005-12-31
UNION PACIFIC CORP
filed 2006-02-24
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  X       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes            No  X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes            No  X

As of June 30, 2005, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $16,786,219,745.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2005, was 267,584,487.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2006, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

UNION PACIFIC CORPORATION

PART I

Item 1. Business

GENERAL

Union Pacific Corporation operates primarily as a rail transportation provider through Union Pacific Railroad Company, its principal operating company. The largest railroad in North America, Union Pacific Railroad Company, serves 23 states across the western two-thirds of the United States. Union Pacific Corporation was incorporated in Utah in 1969 and maintains its principal executive offices at 1400 Douglas Street, Omaha, NE 68179. The telephone number at that address is (402) 544-5000. The common stock of Union Pacific Corporation is listed on the New York Stock Exchange (NYSE) under the symbol “UNP”.

For purposes of this report, unless the context otherwise requires, all references herein to “UPC”, “Corporation”, “we”, “us”, and “our” shall mean Union Pacific Corporation and its subsidiaries, including Union Pacific Railroad Company, which we separately refer to as “UPRR” or the “Railroad”.

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

Available Information – Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our annual reports on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; our proxy statements; Forms 3, 4, and 5, filed on behalf of directors and executive officers; and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, our corporate governance materials, including Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees are on our website. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the NYSE or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of our SEC filings or corporate governance materials should send a written request to: Secretary, Union Pacific Corporation, 1400 Douglas Street, Omaha, NE 68179.

We have included the CEO and CFO certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and (b) to this report. Additionally, we filed with the NYSE the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (Listing Standards) pursuant to Section 303A.12(a) of the Listing Standards, which was dated May 23, 2005, and indicated that the CEO was not aware of any violations of the Listing Standards by the Corporation.

References to our website address in this report, including references in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

OPERATIONS

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity, we analyze the net financial results of the Railroad as one segment due to the integrated nature of the rail network. The Consolidated Financial Statements for 2003 also include our discontinued trucking operations, consisting of Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo). We reclassified our trucking segment as a discontinued operation in 2003, reflecting the disposition of these assets. Additional information regarding our operations is presented in Selected Financial Data, Item 6; Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7; and the Financial Statements and Supplementary Data, Item 8.

Continuing Operations – UPRR is a Class I railroad operating in the United States. We have 32,426 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern United States gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. UPRR’s freight traffic consists of bulk, manifest, and premium business. Bulk traffic is primarily coal, grain, rock, or soda ash in unit trains - trains transporting a single commodity from one source to one destination. Manifest traffic is individual carload or less than train-load business, including commodities such as lumber, steel, paper, and food. The transportation of finished vehicles and intermodal containers is part of the Railroad’s premium business. In 2005, the Railroad generated commodity revenue totaling $13 billion from the following six commodity groups:

Agricultural – Transporting agricultural products, including whole grains, commodities produced from these grains, and food and beverage products, provided 15% of the Railroad’s 2005 commodity revenue. With access to most major grain markets, the Railroad provides a critical link between the Midwest and western producing areas and export terminals in the Pacific Northwest (PNW) and Gulf ports, as well as Mexico. Unit trains of grain efficiently shuttle between producers and export terminals or domestic markets. UPRR also serves significant domestic markets, including grain processors, animal feeders, and ethanol producers in the Midwest, West, South, and Rocky Mountain states. Primary food commodities consist of a variety of fresh and frozen fruits and vegetables, dairy products, and beverages, which are moved to major U.S. population centers for consumption. Express Lane, our premium perishables service that moves fruits and vegetables from the PNW and California with priority service to destinations in the East, competes with the trucking industry. We transport frozen meat and poultry to the West Coast ports for export, while beverages, primarily beer, enter the U.S. from Mexico.

Automotive – UPRR is the largest automotive carrier west of the Mississippi River, serving seven vehicle assembly plants and distributing imported vehicles from six West Coast ports and Houston. The Railroad off-loads finished vehicles at 38 vehicle distribution centers for delivery by truck to all major western U.S. cities. In addition to transporting finished vehicles, UPRR provides expedited handling of automobile parts in both boxcars and intermodal containers to several assembly plants, some of which are in Mexico. The Railroad carries automobile materials bound for assembly plants in Mexico, the U.S., and Canada and transports finished vehicles from manufacturing facilities in Mexico. In 2005, transportation of finished vehicles and automobile materials accounted for 10% of the Railroad’s total commodity revenue.

Chemicals – Transporting chemicals provided 14% of UPRR’s 2005 commodity revenue. The Railroad’s franchise enables it to serve the chemical producing areas along the Gulf Coast, as well as the Rocky Mountain region. More than two-thirds of the chemicals business consists of liquid and dry chemicals, plastics, and liquid petroleum products. In addition to transporting plastics, customers also leverage UPRR’s industry-leading storage-in-transit yards for intermediate storage of plastic resins. Soda ash shipments originate in southwestern Wyoming and California and are consumed primarily in glass producing markets in the East, the West, and abroad. Fertilizer movements originate primarily in the Gulf Coast region, as well as the West and Canada, bound for major agricultural users in the Midwest and the western U.S.

Energy – Coal transportation accounted for 20% of UPRR’s 2005 commodity revenue. The Railroad’s geographic network allows it to transport coal destined for utilities and industrial facilities in 27 states, as well as to the Gulf and rail/barge/ship facilities on the Mississippi and Ohio Rivers and the Great Lakes. UPRR serves mines located in the Southern Powder River Basin of Wyoming (SPRB), Colorado, Utah, southern Wyoming, and southern Illinois. SPRB coal represents the largest growth segment of the market, as utilities continue to favor its lower cost and low-sulfur content. The Railroad also carries high-BTU, low-sulfur coal from Colorado and Utah for export to Mexico.

Industrial Products – The Railroad’s extensive network enables the industrial products group to move numerous commodities between thousands of origin and destination points throughout North America. Lumber shipments originate primarily in the PNW and Canada for destinations throughout the United States for new home construction and repair and remodeling markets. Commercial and highway construction drive shipments of steel and construction products, consisting of rock, cement, and roofing. Paper and consumer goods, including furniture and appliances, are shipped to major metropolitan areas for consumers. Nonferrous metals and industrial minerals are moved for industrial manufacturing. In addition, the Railroad provides efficient and safe transportation for government entities and waste companies. In 2005, transporting industrial products provided 22% of the Railroad’s total commodity revenue.

Intermodal – UPRR’s intermodal business, which represents 19% of the Railroad’s 2005 commodity revenue, comprises international, domestic, and premium shipments. International business consists of international container traffic that arrives at West Coast ports via steamship for destinations throughout the United States. Domestic business includes domestic container and trailer traffic for intermodal marketing companies (primarily shipper agents and consolidators) and truckload carriers. Less-than-truckload and package carriers with time-sensitive business requirements account for the majority of our premium service.

Working Capital – We currently have, and historically have had, a working capital deficit, which is common in our industry and does not indicate a lack of liquidity or financial stability. We maintain adequate resources to meet our daily cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Competition – We are subject to competition from other railroads, motor carriers, and barge operators. Our main rail competitor is Burlington Northern Santa Fe Corporation. Its rail subsidiary, BNSF Railway Company, operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other railroads and motor carriers. Motor carrier competition is particularly strong for five of our six commodity groups. Because of the proximity of our routes to major inland and Gulf Coast waterways, barge competition can be particularly effective, especially for grain and bulk commodities. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, or legislation releasing motor carriers from their size or weight limitations, could have a material adverse effect on our results of operations, financial condition, and liquidity.

Equipment Suppliers – We depend on two key domestic suppliers of locomotives. Due to the capital intensive nature and sophistication of this equipment, high barriers to entry face potential new suppliers. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives, we could experience a significant cost increase and risk reduced availability of the locomotives that are necessary to our operations.

Employees – Approximately 87% of our 49,747 full-time-equivalent employees are represented by 14 major rail unions. Under the collective bargaining round that began on November 1, 1999, all unions reached new labor agreements with the railroads in 2005. In January 2005, we began the next round of negotiations with the unions. Existing agreements remain in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. Contract negotiations with the various unions generally take place over an extended period of time, and we rarely experience work stoppages during negotiations. The current agreements provide for periodic cost of living wage increases until new agreements are reached.

Discontinued Operations – In November 2003, we completed the sale of our entire trucking interest, and, as a result, included the operations of OTC and Motor Cargo in discontinued operations (see note 13 to the Financial Statements and Supplementary Data, Item 8).

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

Governmental Regulation – Our operations are subject to a variety of federal, state, and local regulations, generally applicable to all businesses (see also the discussion of certain regulatory proceedings in Legal Proceedings, Item 3).

The operations of the Railroad are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT) and other federal and state agencies. The operations of the Railroad are also subject to the regulations of the Federal Railroad Administration (FRA) of the DOT. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers.

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

Environmental Regulation – We are subject to extensive federal and state environmental statutes and regulations pertaining to public health and the environment. The statutes and regulations are administered and monitored by the Environmental Protection Agency (EPA) and by various state environmental agencies. The primary laws affecting our operations are the Resource Conservation and Recovery Act, regulating the management and disposal of solid and hazardous wastes; the Comprehensive Environmental Response, Compensation, and Liability Act, regulating the cleanup of contaminated properties; the Clean Air Act, regulating air emissions; and the Clean Water Act, regulating waste water discharges.

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7.

Item 1A. Risk Factors

We Must Manage Significant Demand for Our Services on Limited Network Capacity – Due to continuing demand for rail service and capacity constraints, we may experience network difficulties, including congestion and reduced velocity, which may compromise the level of service we provide to our customers. This level of demand may compound the impact of weather and weather-related events on our operations and velocity. We recently experienced varying degrees of disruptions, congestion, and reduced velocity due to a variety of factors, including significant demand and weather events, and the extensive maintenance and restoration program on the SPRB line that is jointly-owned with BNSF (SPRB Joint Line). The weather events affected both our operations and operations of certain of our customers. Although we have recovered from these events, further network improvement will be driven by the ongoing redesign of our transportation plan to better manage traffic on our system and adding more capacity. We cannot be sure that these measures will fully or adequately address any service shortcomings. We also cannot be sure that we will not experience other difficulties related to network capacity, dramatic and unplanned increases of demand for rail service in one or more of our commodity groups, or other events that could have a negative impact on our operational efficiency, any of which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We May Be Subject to Various Claims and Lawsuits That Could Result in Significant Expenditures – The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, property damage, environmental liability, and other matters. Any material changes to litigation trends or a catastrophic rail accident involving property damage, personal injury, or environmental liability could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Are Subject to Significant Governmental Regulation – We are subject to governmental regulation by a significant number of federal, state, and local authorities covering a variety of health, safety, labor, environmental (as discussed below), and other matters. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments may change the legislative or regulatory frameworks within which we operate without providing us with any recourse for any adverse effects on our business. Economic re-regulation of the rail industry would negatively impact our ability to determine prices for rail services and reduce capital spending on our rail network, resulting in a material adverse effect on our results of operations, financial condition, and liquidity. Also, some laws and regulations require us to obtain and maintain various licenses, permits, and other authorizations, and we cannot guarantee that we will continue to be able to do so. In addition, one or more consolidations of Class I railroads could lead to future re-regulation of the rail industry.

We Are Required to Transport Hazardous Materials – Federal laws require railroads, including UPRR, to transport hazardous materials. Any rail accident involving the release of hazardous materials could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Are Subject to Significant Environmental Laws and Regulations – Our operations are subject to extensive federal, state, and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; handling, storage, transportation, and disposal of waste and other materials; and hazardous material or petroleum releases. We generate and transport hazardous and non-hazardous waste in our operations, and we did so in our former operations. Environmental liability can extend to previously owned or operated properties, leased properties, and properties owned by third parties, as well as to properties we currently own. Environmental liabilities have arisen and may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. We have been and may be subject to allegations or findings that we have violated, or are strictly liable under, these laws or regulations. We could incur significant costs as a result of any of the foregoing, and we may be required to incur significant expenses to investigate and remediate known, unknown, or future environmental contamination, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

Severe Weather Could Result in Significant Business Interruptions and Expenditures – Severe weather conditions, events, and other natural phenomena, including earthquakes, hurricanes, fires, floods, extreme temperatures, and significant precipitation may cause business interruptions, including line outages on our rail network, that can adversely affect our entire rail network, and result in increased costs, increased liabilities, and decreased revenues, which could have an adverse effect on our results of operations, financial condition, and liquidity.

Rising Fuel Costs Could Materially and Adversely Affect Our Business – Fuel costs constitute a significant portion of our transportation expenses. Diesel fuel prices are subject to dramatic fluctuations. Significant price increases may have a material adverse effect on our operating results. Additionally, international, political, and economic circumstances affect fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. If a fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports, or other causes, higher fuel prices could, despite our fuel surcharge programs, have a material adverse effect on our results of operations, financial condition, and liquidity.

The Majority of Our Employees Belong to Labor Unions, and Labor Agreements, Strikes, or Work Stoppages Could Adversely Affect Our Operations – We are a party to collective bargaining agreements with various labor unions. Under the collective bargaining round that began on November 1, 1999, all unions reached new labor agreements with the railroads in 2005. In January 2005, we began the next round of negotiations with the unions. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, or other slowdowns by the affected workers. If unionized workers were to engage in a strike, work stoppage, or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could compromise our service reliability and significantly increase our costs for healthcare, wages, and other benefits, which could have a material adverse impact on our results of operations, financial condition, and liquidity.

The Availability of Qualified Personnel Could Adversely Affect Our Operations – Changes in demographics, training requirements, and the availability of qualified personnel, particularly engineers and trainmen, could negatively impact our ability to meet demand for rail service. Unpredictable increases in demand for rail services and a lack of network fluidity may exacerbate such risks, which could have a negative impact on our operational efficiency and otherwise have a material adverse effect on our results of operations, financial condition, and liquidity.

We Face Competition from Other Railroads and Other Transportation Providers – We face competition from other railroads, motor carriers and, to a lesser extent, ships, barges, and pipelines. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, or legislation releasing motor carriers from their size or weight limitations, could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, any future consolidation of the rail industry could materially affect the competitive environment in which we operate.

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

We May Be Affected by General Economic Conditions – Prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities carried by us may have an adverse effect on our results of operations, financial condition, and liquidity.

We Are Dependent on Two Key Domestic Suppliers of Locomotives – Due to the capital intensive nature and sophistication of locomotive equipment, high barriers to entry face potential new suppliers. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives, we could experience a significant cost increase and risk reduced availability of the locomotives that are necessary to our operations.

We Rely on Technology and Technology Improvements in our Business Operations – We rely on information technology in all aspects of our business. If we do not have sufficient capital to acquire new technology or if we are unable to implement new technology, we may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation service, which could have a material adverse effect on our results of operations, financial position, and liquidity. Additionally, if we experience significant disruption or failure of one or more of our information technology systems, including computer hardware, software, and communications equipment, we could experience a service interruption, safety failure, or security breach, or other operational difficulties, which could have a material adverse impact on our results of operations, financial condition, and liquidity.

We May Be Affected by Acts of Terrorism, War, or Risk of War – Our rail lines, facilities, and equipment, including rail cars carrying hazardous materials, could be direct targets or indirect casualties of terrorist attacks. Terrorist attacks, or other similar events, any government response thereto, and war or risk of war may adversely affect our results of operations, financial condition, and liquidity. In addition, insurance premiums for some or all of our current coverages could increase dramatically, or certain coverages may not be available to us in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

With operations in 23 states, we employ a variety of assets in the management and operation of our rail business. These assets include real estate, track and track structure, equipment, and facilities. We own and lease real estate that we use in our operations, and we also own real estate that is not required for our business, which we sell from time to time. Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices and facilities; and vehicles for maintenance, transportation of crews, and other activities. We operate numerous facilities, including terminals for intermodal and other freight; rail yards for train-building, switching, storage-in-transit (the temporary storage of customer goods in rail cars prior to shipment) and other activities; offices to administer and manage our operations; dispatch centers to direct traffic on our rail network; crew quarters to house train crews along our network; and shops and other facilities for fueling, maintenance, and repair of locomotives and repair and maintenance of rail cars and other equipment. We spent approximately $2.2 billion in cash capital during 2005 for, among other things, building and maintaining track, structures and infrastructure, upgrading and augmenting equipment, and implementing new technologies (see the capital expenditures table in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Condition, Item 7).

Certain of our properties are subject to federal, state, and local laws and regulations governing the protection of the environment (see discussion of environmental issues in Business – Governmental and Environmental Regulation, Item 1, and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7).

Track – The Railroad operates on 32,426 main line and branch line route miles in 23 states in the western two-thirds of the United States. We own 26,586 route miles, with the remainder of route miles operated pursuant to trackage rights or leases. Route miles as of December 31, 2005, are as follows:

Route Miles
Main line	27,301
Branch line	5,125
Yards, sidings and other main lines	20,241
Total	52,667

Rail and ties installed and replaced during the year ended December 31, 2005 are as follows:

Rails and Ties
Track miles of rail:
New	661
Used	312
Ties (000)	4,690

Equipment – Our primary rail equipment consisted of the following as of December 31, 2005:

Equipment
Owned or leased at year end:
Locomotives	8,226
Freight cars:
Covered hoppers	38,553
Boxcars	16,505
Open-top hoppers	19,950
Gondolas	15,037
Other	16,698
Work equipment and other	5,041

Item 3. Legal Proceedings

Environmental Matters

As we reported in our Annual Report on Form 10-K for 2003, the United States Attorney for the Central District of California notified the Railroad that the office intended to pursue criminal charges against us for alleged violations of federal environmental laws, including the federal Clean Water Act, in connection with releases of oil contaminated wastewater from our Taylor Yard in 2001 and 2003. In April 2004, the Railroad settled the State of California’s claims arising from these releases for $45,020.

As we reported in our Annual Report on Form 10-K for 2003, the California Department of Toxic Substances Control (DTSC) threatened civil prosecution against us in November 2003, after a series of protracted negotiations, relating to our failure to register as a hazardous waste transporter under California law from April 2000 to August 2001. We contend that we are exempt from the registration requirements due to federal preemption. The DTSC proposed civil penalties of $125,160 for the alleged violation. We settled this matter on September 14, 2005 for $55,000.

As we reported in our Annual Report on Form 10-K for 2001, on January 30, 2002, the Louisiana Department of Environmental Quality (LDEQ) issued to the Railroad a notice of a proposed penalty assessment in the amount of $195,700. The proposed penalty relates to the derailment of one of our trains carrying hazardous materials near Eunice, Louisiana, on May 27, 2000. We met with the LDEQ regarding this matter to demonstrate that no penalty should be assessed. On December 28, 2005, the LDEQ amended the proposed penalty to $47,113.

As we reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the San Joaquin County District Attorney filed an action against the Railroad on February 3, 2003, in the San Joaquin County Superior Court alleging claims under the California Business and Professions Code section 17200 (unfair business practices), Fish and Game Code section 5650 and 5650.1, California Health and Safety Code section 25189(d), and Public Nuisance, California Civil Code section 3480. The claims arise from a February 16, 2000, derailment in Stockton, California, in which a locomotive struck an object on the tracks, puncturing a fuel tank.

The District Attorney alleged that diesel fuel from this spill entered waters of the State of California. The complaint also asserted claims under the above referenced statutes for any other diesel spill that may have occurred in the State of California between 2000 and 2003, in which diesel may have passed into waters of the State of California. It sought injunctive relief and civil penalties of $25,000 for the alleged February 16, 2000, diesel spill and total penalties of not less than $250,000 for all diesel spills that may have occurred since 2000. The District Attorney filed an amended complaint on April 10, 2003, which narrowed the claims to the incident of February 16, 2000. The amended complaint seeks both injunctive relief and daily penalties for each day that fuel was in the affected waterway, which could exceed $100,000.

As we reported in our Annual Report on Form 10-K for 2003, the District Attorneys of Merced, Madera, and Stanislaus Counties in California filed a criminal case against the Railroad relating to a series of alleged releases of calcium oxide (lime). The criminal case was dismissed in the last quarter of 2003 and was subsequently refiled as a civil action by several counties in the San Joaquin County Superior Court. The refiled suit sought civil penalties against the Railroad in connection with the release of lime from an unidentified rail car between Chowchilla and Sacramento, California, on December 27, 2001, and another incident in which lime leaked from a rail car between Chowchilla and Stockton, California, on February 21, 2002. The suit contended that regulatory violations occurred by virtue of the Railroad’s alleged failure to timely report the release of a “hazardous material,” its alleged disposal of hazardous waste, and the alleged release of material into the waters of the State of California. On September 20, 2004, the Court dismissed the suit with prejudice. The State appealed this decision and the appeal remains pending.

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, the Illinois Attorney General’s office filed an Agreed Order and Complaint and a Complaint for Injunctive and Other Relief on October 7, 2004, in the Circuit Court for the Twentieth Judicial Circuit (St. Clair County) against The Alton & Southern Railway Company, a wholly owned subsidiary of the Railroad, as a result of a collision and derailment on September 21, 2004. The state seeks to enjoin The Alton & Southern from further violations, as well as a monetary penalty. The amount of the proposed penalty is uncertain but could exceed $100,000.

In 2001 we received information indicating EPA considered the Railroad a potentially responsible party for the Omaha Lead Site. The Omaha Lead Site consists of approximately 12,800 acres of residential property in the eastern part of Omaha, Nebraska, allegedly impacted by air emissions from two former lead smelters/refineries. One refinery was operated by ASARCO. EPA identified the Railroad as a potentially responsible party, because more than 60 years ago, we owned land that was leased to ASARCO. The Railroad disputes both the legal and technical base for EPA’s allegations. It has nonetheless engaged in extensive negotiations with EPA. These negotiations have reached an apparent impasse. EPA issued a Unilateral Administrative Order with an effective date of December 16, 2005, directing the Railroad to implement an interim remedy at the site at an estimated cost of $50 million. Failure to comply with the order without just cause could subject the Railroad to penalties of up to $32,500 per day and triple EPA’s costs in performing the work. The Railroad believes it has just cause not to comply with the order, but it offered to perform some of the work specified in the order as a compromise. If EPA rejects the offer, the Railroad will vigorously contest liability and the imposition of any penalties.

On December 12, 2005, the Illinois Attorney General’s office filed a complaint in the Circuit Court for the Twenty-First Judicial Circuit (St. Clair County) seeking injunctive relief and civil penalties against the Railroad relating to a collision between UPRR and Norfolk Southern (NS) trains near Momence, Illinois, on November 24, 2005. The collision derailed approximately five locomotives and 30 railcars. Two of the UPRR locomotives and two of the NS locomotives caught fire and four of the locomotives released approximately 16,000 gallons of diesel fuel. Other cars carrying food products derailed and released an unknown amount of product. The Railroad promptly responded and remediation is ongoing. The State seeks a permanent injunction against the Railroad ordering UPRR to continue remediation. The State seeks to enjoin UPRR from further violations and a monetary penalty. The amount of the proposed penalty is uncertain.

The Illinois Attorney General’s office filed a complaint in the Circuit Court for the Twentieth Judicial Circuit (St. Clair County) for injunctive and other relief on November 28, 2005, against the Railroad, alleging a diesel fuel spill from an above-ground storage tank for storm water with a secondary containment area in a railyard in Dupo, St. Clair County, Illinois. The State seeks to enjoin UPRR from further violations and a monetary penalty. The amount of the proposed penalty is uncertain.

On October 25, 2005, the State of Washington Department of Ecology notified us that it had assessed a $106,000 penalty against the Railroad as a result of a November 15, 2003, incident near Kelso, Washington. In that incident, one of our trains collided with a BNSF train, derailing three of our locomotives. The Department of Ecology contends that diesel fuel and lube oil from the derailed locomotives entered waters of the State of Washington. We have asked the state to reconsider the penalty amount.

The South Coast Air Quality Management District (the District) issued a Notice of Violation (NOV) to UPRR on or about August 20, 2003, and November 2, 2003, asserting that we violated our air permit relating to locomotive diesel fueling at our Dolores Yard in Carson, California, by dispensing fuel in excess of permit limits over the course of 21 months. The District proposed that we pay $105,000 to settle this NOV. We settled this matter and others in July 2005 for $78,000 as part of a group of alleged violations.

We received notices from EPA and state environmental agencies alleging that we are or may be liable under federal or state environmental laws for remediation costs at various sites throughout the United States, including sites on the Superfund National Priorities List or state superfund lists. We cannot predict the ultimate impact of these proceedings and suits because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs.

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7.

Other Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we were notified that a qui tam, or private citizen, complaint was filed in the United States District Court for the Central District of California against, among other parties, the City of Long Beach, City of Long Beach Harbor Department, Port of Long Beach (the Port), Union Pacific Corporation, Union Pacific Railroad Company, and Union Pacific Resources Company, also known as Union Pacific Resources Group Inc. (Resources), a former subsidiary of UPC. A private citizen filed the action because the federal government and the State of California elected not to pursue the claims. The complaint alleges that the defendants violated the Federal Civil False Claims Act and the California False Claims Act by conspiring to use public funds to (1) shift environmental cleanup liability to the Port when Resources sold its Terminal Island oil field property to the Port in 1994 and (2) effect the acquisition by the Port of the Terminal Island property in which the Port (or the State of California) allegedly already held certain incidents of title. The complaint, which has not been served on us, seeks damages of $2.405 billion, unspecified costs for remediating groundwater contamination, and triple damages and civil penalties of $10,000 per day. The plaintiff’s extended time to serve the complaint expired on April 4, 2005, and the Corporation filed a motion to dismiss for plaintiff’s failure to make timely service. However, the Court extended the plaintiff’s time to provide service. On December 7, 2005, we learned that a summons for service of the Complaint had been issued, but we have not been sued. We dispute the factual and legal bases of the complaint. We notified Anadarko Petroleum Corporation (Anadarko), as successor to Resources after its acquisition in 2000, that an indemnification agreement between Resources and the Corporation obligates Anadarko to indemnify us for all damages, costs, and expenses related to the complaint.

As we reported in a report on Form 8-K filed on April 12, 2005, we received a complaint in a purported shareholder derivative lawsuit, which names as defendants all the current directors and one former director of the Corporation. The complaint, filed in state court in Salt Lake County, Utah, on April 4, 2005, alleges that the director defendants breached their fiduciary duty to the Corporation and its shareholders by, among other things, disregarding problems relating to railroad safety; compliance with governmental regulations, including reporting requirements with respect to rail accidents; and the handling of evidence in rail accident cases. The complaint contends that, as a consequence of such alleged breach of duty, the Corporation suffered substantial monetary losses and other injuries and seeks, among other things, an award of compensatory damages, other non-monetary remedies and relief, and the plaintiff’s reasonable expenses and attorneys’ fees.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

Our executive officers generally are elected and designated annually by the Board of Directors at our first meeting held after the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of February 17, 2006 relating to the executive officers.

Name	Position	Age	Business Experience During Past Five Years
Richard K. Davidson	Chairman of UPC and the Railroad	64	(1)

James R. Young	President and Chief Executive Officer of UPC and the Railroad	53	(2)

Robert M. Knight, Jr.	Executive Vice President – Finance and Chief Financial Officer of UPC and the Railroad	48	(3)

Charles R. Eisele	Senior Vice President – Strategic Planning of UPC and the Railroad	56	(4)

J. Michael Hemmer	Senior Vice President – Law and General Counsel of UPC and the Railroad	56	(5)

Barbara W. Schaefer	Senior Vice President – Human Resources and Secretary of UPC and the Railroad	52	(6)

Lynden L. Tennison	Senior Vice President and Chief Information Officer of UPC and the Railroad	46	(7)

Robert W. Turner	Senior Vice President – Corporate Relations of UPC and the Railroad	56	Current Position

Bernard R. Gutschewski	Vice President – Taxes of UPC and Vice President and General Tax Counsel of the Railroad	55	Current Position

Mary E. McAuliffe	Vice President – External Relations of UPC	59	Current Position

Richard J. Putz	Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad	58	Current Position

Mary Sanders Jones	Vice President and Treasurer of UPC and Treasurer of the Railroad	53	Current Position

Dennis J. Duffy	Executive Vice President – Operations of the Railroad	55	Current Position

John J. Koraleski	Executive Vice President – Marketing and Sales of the Railroad	55	Current Position

Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

(Continued)

(1)	Prior to January 1, 2006, Mr. Davidson was Chairman, President, and Chief Executive Officer of UPC and Chairman and Chief Executive Officer of the Railroad.
(2)

Mr. Young was elected to his current position effective January 1, 2006. He was elected President and Chief Operating Officer of the Railroad, effective February 1, 2004, and he previously was Executive Vice President – Finance of UPC and Chief Financial Officer of the Railroad.

(3)

Mr. Knight was elected to his current position effective February 1, 2004. He was elected Senior Vice President – Finance for UPC and the Railroad effective February 1, 2002, and he previously was Vice President and General Manager Automotive for the Railroad.

(4)	Mr. Eisele was elected to his current position effective October 1, 2001. He previously was Vice President – Strategic Planning and Administration.
(5)

Mr. Hemmer was elected to his current position effective June 1, 2004. Mr. Hemmer was elected Vice President – Law of the Railroad effective September 1, 2002, and previously was a partner at the law firm of Covington & Burling in Washington, D.C.

(6)	Mrs. Schaefer has held the position of Senior Vice President – Human Resources for the past five years. In addition, she was elected Secretary of UPC and the Railroad effective June 1, 2004.
(7)	Mr. Tennison was elected to his current position effective March 1, 2005. He previously was Vice President and Chief Technology Officer.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “UNP”. The following table presents the dividends declared and the high and low closing prices of our common stock for each of the indicated quarters.

2005 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.30	$0.30	$0.30	$0.30
Common stock price:
High	70.10	70.19	72.20	81.26
Low	58.18	60.85	63.52	66.89

2004 - Dollars Per Share
Dividends	$0.30	$0.30	$0.30	$0.30
Common stock price:
High	69.56	60.47	59.58	67.68
Low	59.38	55.66	54.80	58.68

At January 31, 2006, there were 267,584,487 shares of outstanding common stock and 29,173 common shareholders of record. At that date, the closing price of the common stock on the NYSE was $88.46. We have paid dividends to our common shareholders during each of the past 106 years. We declared dividends totaling $316 million in 2005 and $312 million in 2004, and we expect to continue paying comparable dividends in 2006. We are subject to certain restrictions regarding retained earnings with respect to the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends increased to $6.2 billion at December 31, 2005, from $5.2 billion at December 31, 2004.

Purchases of Equity Securities – We do not currently have a formal publicly announced plan or program to repurchase shares of our common stock. The purchased shares presented below relate solely to our equity compensation plans described in note 7 to the Financial Statements and Supplementary Data, Item 8. During the first nine months of 2005, 2,283,918 shares of our common stock were repurchased at an average price per share of $68.24. The following table presents common stock repurchases during each month for the fourth quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Oct. 1 through Oct. 31 Employee transactions [a]	14,515	$71.66	N/A	N/A
Nov. 1 through Nov. 30 Employee transactions [a]	856,724	75.90	N/A	N/A
Dec. 1 through Dec. 31 Employee transactions [a]	166,625	80.08	N/A	N/A
Total	1,037,864	$76.51	N/A	N/A

[a]	Includes shares delivered or attested to UPC to pay stock option exercise prices or to satisfy tax withholding obligations for stock option exercises or vesting of restricted or retention shares.

Item 6. Selected Financial Data

The following table presents as of, and for the years ended, December 31, our selected financial data for each of the last five years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and with the Financial Statements and Supplementary Data, Item 8. The information below is not necessarily indicative of the results of future operations. Certain prior year amounts have been reclassified to conform to the 2005 presentation. These reclassifications were not material, individually or in aggregate, with the exception of reclassifications made to appropriately reflect the discontinued operations as discussed in note 13 of Item 8.

Millions of Dollars, Except per Share Amounts, Ratios, and Employee Statistics
	2005[a]	2004[b]	2003[c]	2002[d]	2001
For the Year Ended December 31
Operating revenues	$13,578	$12,215	$11,551	$11,159	$10,830
Operating income	1,795	1,295	2,133	2,253	2,018
Income [e]	1,026	604	1,056	1,265	934
Net income	1,026	604	1,585	1,341	966
Per share – basic:
Income [e]	3.89	2.33	4.15	5.02	3.77
Net income	3.89	2.33	6.23	5.32	3.90
Per share – diluted:
Income [e]	3.85	2.30	4.07	4.78	3.65
Net income	3.85	2.30	6.04	5.05	3.77
Dividends declared per share	1.20	1.20	0.99	0.83	0.80
Operating cash flow	2,595	2,257	2,443	2,237	1,886
At December 31
Total assets	$35,620	$34,596	$33,496	$32,772	$31,552
Total debt	7,416	8,131	7,989	7,703	8,078
Convertible preferred securities	-	-	-	1,500	1,500
Common shareholders’ equity	13,707	12,655	12,354	10,651	9,575
Equity per common share [f]	51.41	48.58	47.85	41.99	38.26
Additional Data
Commodity revenue	$12,957	$11,692	$11,041	$10,663	$10,391
Carloads (000)	9,544	9,458	9,239	9,131	8,916
Operating margin (%) [g]	13.2	10.6	18.5	20.2	18.6
Operating ratio (%) [g]	86.8	89.4	81.5	79.8	81.4
Average employees (000)	49.7	48.3	46.4	47.3	48.7
Operating revenue per employee (000)	$273.2	$252.9	$248.9	$235.9	$222.4
Financial Ratios (%)
Debt to capital [h]	35.1	39.1	39.3	46.4	50.0
Return on equity [i]	7.8	4.8	13.8	13.3	10.6

[a]	2005 net income includes a $118 million tax expense reduction to reflect a reduction in the estimated deferred income tax liability.
[b]	2004 operating income and net income includes a $247 million pre-tax ($154 million after-tax) charge for unasserted asbestos-related claims.
[c]

Net income and total assets include the effects of the acquisitions of Motor Cargo as of November 30, 2002, and reflect the disposition of all of our trucking interests in 2003. See Item 8, note 13 regarding the reclassification of our trucking segment as a discontinued operation.

[d]

2002 net income includes $214 million pre-tax ($133 million after-tax) gains on asset dispositions. In addition, net income includes a reduction of income tax expense of $67 million related to tax adjustments for prior years’ income tax examinations.

[e]	Based on results from continuing operations.

[f]	Equity per common share is calculated as follows: common shareholders’ equity divided by common shares issued less treasury shares outstanding.
[g]	Operating margin is defined as operating income divided by operating revenues. Operating ratio is defined as operating expenses divided by operating revenues.
[h]	Debt to capital is determined as follows: total debt plus convertible preferred securities divided by total debt plus equity plus convertible preferred securities.
[i]	Based on average common shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and applicable notes to the Financial Statements and Supplementary Data, Item 8, and other information in this report, including Risk Factors set forth in Item 1A and Critical Accounting Policies and Cautionary Information at the end of this Item 7.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity, we analyze the net financial results of the Railroad as one segment due to the integrated nature of the rail network. The Consolidated Financial Statements in 2003 also include discontinued trucking operations, consisting of OTC and Motor Cargo, which were subsidiaries of Overnite, Inc., formerly an indirect wholly owned subsidiary of UPC. In 2003, we reclassified our trucking operations as discontinued operations.

EXECUTIVE SUMMARY

2005 Results

•

Safety – We experienced mixed safety results during 2005. While the overall employee injury incident rate per 200,000 man-hours decreased, the lost workday case rate increased by 1%. The number of derailments declined 8%, and associated costs declined 12%. These improvements reflect our use of technology such as train simulators and improved training and testing programs. In the area of public safety, we closed 400 grade crossings to reduce exposure and installed 750 video cameras in locomotives to better analyze grade crossing incidents. The number of grade crossing incidents, however, increased 9% during the year, driven in part by the combination of increasing highway and rail traffic.

•

Commodity Revenue Growth – Our commodity revenues grew 11% year-over-year to $13 billion, the highest level in our history, as continued economic growth led to unprecedented demand for our services. We achieved record revenue levels in all of our six commodity groups, primarily driven by fuel surcharges and better pricing. By year-end, we repriced approximately 55% of our business in the current market of significant transportation demand. Although volume increased 1% to record levels in 2005, weather-related disruptions limited volume growth.

•

Network Improvement – We continued to address the resource shortages that led to operational challenges throughout 2004 by aggressive hiring and training of train crews, along with the acquisition of locomotives and freight cars through both long- and short-term leasing programs. In 2005, network operations improved in spite of significant weather-related challenges. We handled record volumes and maintained velocity by strengthening our operational recoverability. We began implementing the Unified Plan in 2005, streamlining the automotive, manifest, and intermodal transportation plans by eliminating switching and work events. Through the year we reduced our rate of train stops by 16% and achieved a 12% reduction of our car switching rate. Productivity improved, as demonstrated by a 6% lower average terminal dwell time, a 2.5% improvement in car utilization, and a 2.4% decrease in the fuel consumption rate. Additionally, we piloted an operational productivity initiative called CIMS (Customer Inventory Management System). CIMS complements the Unified Plan by reducing the number of cars in our terminals. We also expanded capacity and continued to use industrial engineering techniques to further improve network fluidity, ease capacity constraints, and improve asset utilization.

•	Significant Weather Events – In 2005, we faced a year filled with significant weather-related challenges:

In early January, a massive storm hit California and Nevada. Our rail system suffered significant damage, temporarily closing five of our six routes in and out of Los Angeles. We embargoed traffic to and from Southern California and the Las Vegas area until service could be restored, and we rerouted a number of trains.

In May, unprecedented rainfall and snow, combined with accumulated coal dust in the roadbed, created track instability on the SPRB Joint Line. The extensive and ongoing maintenance and restoration program disrupted and reduced shipments beginning mid-May and continuing throughout most of the year.

In August and September, Hurricanes Katrina and Rita hit the New Orleans and Houston areas. Hurricane Katrina caused minimal damage to our rail system. However, Hurricane Rita impacted 17 operating subdivisions, five classification yards, and the Houston terminal complex. More than 150 of our customers temporarily ceased operations resulting in lost revenue and higher operating expenses.

On October 1, a severe storm hit northeastern Kansas. The storm dropped 10 to 12 inches of rain in one day, causing track and bridge washouts as well as erosion damage to four main lines in this region. These major corridors serve as the primary connection to the East and South from the western part of our system. Average train speed and average terminal dwell time for October deteriorated 1 mph and 4%, respectively, from September levels.

•

Fuel Prices – Fuel prices increased dramatically in 2005, raising our average system fuel price by 45% and adding $740 million of operating expenses compared to 2004. Fuel prices soared in the latter part of the year, as crude oil prices topped out over $70 per barrel in September, compounded by high diesel conversion spreads and large, regional spreads resulting from refinery shutdowns following Hurricanes Katrina and Rita. Prices decreased slightly in November and December, but to levels considerably higher than 2004. Although we had no fuel hedges in place in 2005, our fuel surcharge programs helped mitigate the impact of these higher fuel prices. Our fuel surcharge programs allow us to recover from customers a portion of the increase in fuel expense in the form of higher revenue. In addition, our fuel conservation efforts allowed us to handle a 1% increase in gross ton miles while burning 2% less fuel.

•

Free Cash Flow – Cash generated by operating activities totaled a record $2.6 billion, yielding free cash flow of $234 million in 2005. Free cash flow is defined as cash provided by operating activities, less cash used in investing activities and dividends paid.

Free cash flow is a non-GAAP financial measure under SEC Regulation G. We believe free cash flow is important in evaluating our financial performance and measures our ability to generate cash without additional external financings. Free cash flow should be considered in addition to, rather than as a substitute for, cash provided by operating activities. The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions of Dollars	2005	2004	2003	2002	2001
Cash provided by operating activities	$2,595	$2,257	$2,443	$2,237	$1,886
Cash used in investing activities	(2,047)	(1,732)	(877)	(1,374)	(1,403)
Dividends paid	(314)	(310)	(234)	(201)	(198)
Free cash flow	234	215	1,332	662	285
Proceeds from sale of discontinued operations.	-	-	(620)	-	-
Net free cash flow	$234	$215	$712	$662	$285

2006 Outlook

•

Safety – Operating a safe railroad benefits our employees, our customers, and the public. Our 2006 employee safety program addresses the key drivers of 2005 performance. The large number of new employees and managers will be trained, tested, and participate in quality assurance activities. We continue to apply technology to enhance safety. From a public safety standpoint, we will continue our efforts to upgrade and close crossings, install video cameras on locomotives, and educate the public on crossing safety, along with other activities. We will continue our derailment prevention efforts, emphasizing the use of key factor analysis.

•

Commodity Revenue Growth – We expect record revenue levels to continue in 2006 based on current economic indicators, forecasted demand, and the opportunity to reprice 13% of our business. We have established a target for year-over-year commodity revenue growth over 10% percent. We are projecting yield increases in all of our major commodity groups and we intend to manage total volume growth to 3% in an effort to improve returns. Volume growth is expected to occur in the energy, intermodal, and industrial products commodity groups.

•

Transportation Plan – In 2005, we continued to implement the Unified Plan, which streamlined segments of our transportation plan. In 2006, we will continue to evaluate traffic flows and network logistic patterns to identify additional opportunities to simplify operations and improve network efficiency. We plan to maintain adequate manpower and locomotives, improve productivity using industrial engineering techniques, and improve our operating margins.

•

Fuel Prices – We expect that fuel prices will remain high, with crude oil prices hovering in the range of $60 to $65 per barrel throughout the year. To reduce the impact of fuel price on earnings, we will continue to increase the amount of traffic subject to fuel surcharge programs.

•

Capital Plan – In 2006, we expect our cash capital expenditures to be approximately $2.2 billion and the net present value of additional long-term operating leases to be approximately $500 million. These expenditures will be used to maintain track and structures, continue capacity expansions on our main lines in constrained corridors, remove bottlenecks, upgrade and augment equipment to better meet customer needs, build and improve facilities and terminals, and develop and implement new technologies. Major capital projects in 2006 include expanding double track on the Sunset Corridor; continuing enhancements on the SPRB Joint Line; improving the freight car terminal infrastructure in San Antonio, Dallas/Fort Worth, and Houston; and continuing installation of centralized track control across Iowa. We expect to fund our 2006 cash capital expenditures through cash generated from operations, the sale or lease of various operating and non-operating properties, and cash on hand at December 31, 2005. This focused capital plan will help us improve network velocity and facilitate revenue growth.

•

Financial Expectations – We anticipate revenue growth and continued network improvement in 2006, and financial results should exceed 2005 levels. Our expectations include generating diluted earnings per share in the range of $4.60 to $4.80 and improving our operating ratio by 2.5 to 3.0 percentage points compared to 2005. Free cash flow for the year should exceed $300 million. Our free cash flow target reflects approximately $450 to $500 million of higher cash tax payments resulting from the impact of higher cash tax rates and higher expected earnings.

RESULTS OF OPERATIONS

Operating Revenue

Millions of Dollars	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Commodity revenue	$12,957	$11,692	$11,041	11%	6%
Other revenue	621	523	510	19	3
Total	$13,578	$12,215	$11,551	11%	6%

Operating revenue includes commodity revenue and other revenue. Other revenue consists primarily of revenue earned by our subsidiaries, revenue from our commuter rail operations, and accessorial revenue, which we earn when customers retain equipment owned or controlled by the Railroad. We recognize commodity revenue on a percentage-of-completion basis as freight moves from origin to destination. We allocate commodity revenue between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred. We recognize other revenue as service is performed or contractual obligations are met.

Commodity revenue improved in all six business groups during 2005, with double-digit growth in the agricultural, industrial products, and intermodal commodity groups. Fuel surcharges, price increases, and index-based contract escalators, which are formulas in our shipping contracts that correlate price adjustments to certain economic indexes, all contributed to higher average revenue per car (ARC). In 2005, our fuel surcharge programs generated $1 billion in commodity revenue, which represents approximately 74% of the additional expense incurred above the base fuel price for our fuel surcharge programs (currently, $0.75 per gallon). Although volume grew 1% for the year, the severe weather and maintenance and restoration on the SPRB Joint Line constrained volume growth.

The commodity revenue increase in 2004 was driven by growth in the industrial products, intermodal and chemical groups. Fuel surcharges, price increases, and index-based contract escalators contributed to the increase in ARC. In 2004, our fuel surcharge programs generated $330 million in commodity revenue, which represented 52% of the additional expense incurred above the base fuel price of $0.75 per gallon. ARC improved 3% to $1,236, while revenue carloads increased 2%.

Subsidiary and accessorial revenue increased other revenue in 2005, mainly driven by higher volumes. In addition, we generated higher subsidiary revenue due to the acquisition of our joint venture partner’s interest in Bay Pacific Financial L.L.C. (Bay Pacific), an intermodal equipment leasing entity. Passenger and subsidiary revenue increased other revenue in 2004, although accessorial revenue declined.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and average revenue per car by commodity type.

Commodity Revenue in Millions of Dollars	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Agricultural	$1,971	$1,675	$1,578	18%	6%
Automotive	1,273	1,235	1,216	3	2
Chemicals	1,850	1,719	1,589	8	8
Energy	2,578	2,404	2,412	7	-
Industrial Products	2,819	2,419	2,180	17	11
Intermodal	2,466	2,240	2,066	10	8
Total	$12,957	$11,692	$11,041	11%	6%

Revenue Carloads in Thousands	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Agricultural	883	883	883	-%	-%
Automotive	797	826	820	(4)	1
Chemicals	913	935	888	(2)	5
Energy	2,178	2,172	2,187	-	(1)
Industrial Products	1,509	1,515	1,478	-	2
Intermodal	3,264	3,127	2,983	4	5
Total	9,544	9,458	9,239	1%	2%

Average Revenue per Car	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Agricultural	$2,233	$1,895	$1,786	18%	6%
Automotive	1,598	1,496	1,484	7	1
Chemicals	2,026	1,839	1,788	10	3
Energy	1,184	1,107	1,103	7	-
Industrial Products	1,868	1,597	1,476	17	8
Intermodal	755	716	693	5	3
Total	$1,358	$1,236	$1,195	10%	3%

Agricultural – Price increases and fuel surcharges increased agricultural commodity revenue in 2005. Total carloads did not increase from 2004. Carloads of grain products increased during 2005 as we shipped more dry feed ingredients to Mexico and more corn to ethanol producers. Higher demand for ethanol reflects the impact of energy demand, rising crude oil prices, and limited capacity of domestic refineries. Reduced carloadings of sugar beets partially offset the gains. Declining carloads of feed grain and reduced shipments of wheat both contributed to lower whole grain shipments. ARC improvement in 2005 resulted from price increases, fuel surcharges, and the positive impact of a larger percentage of carloads with longer average lengths of haul.

Increased demand for dry feed ingredients and domestic feed grains drove the improvement in 2004. Export corn and soybean shipments also posted revenue gains from rising demand for shipments to the PNW. Revenue also increased through additional shipments of export wheat to Mexico and Gulf ports. ARC grew due to a higher percentage of shipments with longer average lengths of haul, as well as price increases and fuel surcharges.

Automotive – Revenue increased in 2005 primarily due to fuel surcharges and price increases, which also drove ARC improvement. Carloads decreased due to lower shipments of domestically manufactured finished vehicles and automobile parts and materials, reflecting continued weakness in this sector.

Increased volume of both finished vehicles, primarily from international shippers, and automotive materials shipments drove revenue growth in 2004. This growth was partially offset by a decline in shipments for domestic manufacturers due to lower production levels and weaker sales. ARC improved slightly in 2004 due to fuel surcharges and the favorable impact of more shipments with longer average lengths of haul.

Chemicals – Price increases, fuel surcharges, and higher shipments of potash from Canada to Portland via the Eastport, Idaho, gateway for overseas export drove revenue growth in 2005. Declines in liquid and dry chemicals, plastics, and petroleum shipments, in part due to the business interruptions caused by Hurricane Rita, reduced volume. In addition, liquid and dry chemical shipments and plastic shipments were lower due to a weak export market, plant closures for maintenance, and the impact of an agreement with the BNSF for access to certain facilities in the Bayport, Texas area. ARC improved for the year due to price increases and fuel surcharges.

In 2004, liquid and dry chemical shipments, led by intermediate chemicals and caustic soda, rose due to overall economic activity. Shipments of soda ash, or sodium carbonate, which is an important raw material for manufacturing, increased due to strong demand in domestic and export markets. An improved economy and a stronger export market led to volume and revenue growth for plastics. Overall, ARC improved due to longer average lengths of haul, increased shipments of high-ARC soda ash, and the positive effects of price increases and fuel surcharges.

Energy – Revenue growth in 2005 reflects higher prices, fuel surcharges, and index-based contract escalators. Although volume grew in the first quarter, carloads for the year were flat as a result of the maintenance and restoration work on the SPRB Joint Line during the second, third, and fourth quarters, the impact of Hurricane Rita, the Kansas washouts, and temporary outages at mines in Colorado and Utah during the fourth quarter. ARC was higher due to price increases, higher fuel surcharges, and index-based contract escalators.

In 2004, overall volume dropped slightly compared to record levels set in 2003; however, coal originating in Colorado increased 9% due to strong demand for this high-BTU coal. Price increases and fuel surcharges drove ARC improvements, which were offset by the impact of additional shorter lengths of haul shipments.

Industrial Products – Price increases and fuel surcharges generated revenue growth in 2005. In particular, lumber shipments contributed to this growth due to solid pricing gains and fuel surcharges. Revenue from stone shipments increased revenue from construction products due to strong construction demand, larger train sizes, and improved car cycle times. Car cycle time is defined as the amount of time that a car spends on our system measured from the origin of the loaded or empty move until arrival at final destination. Overall carloads were flat compared to 2004. Partially offsetting substantial volume growth of stone shipments were reduced paper moves, primarily newsprint and fiber, and fewer shipments of government materials, steel, and cement, resulting from softening markets, cement shortages in certain markets, and higher inventories. Price increases and fuel surcharges drove ARC increases.

Growth in lumber, steel, and non-metallic minerals led to higher revenue in 2004. Demand for lumber was driven by higher housing starts and low interest rates. Steel shipments increased as strong global demand limited imports and spurred demand for domestic steel. ARC improved due to price increases, fuel surcharges, and more high-ARC lumber moves.

Intermodal – Revenue in 2005 improved due to strong imports, primarily from China and the rest of Asia. However, business interruptions during the first quarter of 2005 due to the West Coast storm limited full year revenue growth. ARC improved due to price increases, fuel surcharges, and index-based contract escalators.

Overall economic conditions and an increase in imports from the Far East improved revenue in 2004. Fuel surcharges and price increases contributed to ARC growth.

Mexico Business – Each commodity group discussed above includes revenue from shipments to and from Mexico, which increased 15% to $1.1 billion in 2005 compared to 2004. Revenue growth resulted primarily from price increases and fuel surcharges. Carloads were flat versus 2004, as fewer auto parts, energy, and intermodal shipments offset higher agricultural and industrial shipments.

In 2004, revenue grew 9% to $970 million, resulting from increased volume in the industrial products, intermodal, chemical, and automotive business groups, particularly cement, newsprint and wood fiber, liquid and dry chemicals, soda ash, and automotive materials. Revenue generated from agricultural shipments also improved due to higher wheat exports and beer imports. Lower export shipments of corn and feed grains, as well as reduced energy carloads, partially offset the increases.

Operating Expenses

Millions of Dollars	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Salaries, wages, and employee benefits	$4,375	$4,167	$3,892	5%	7%
Fuel and utilities	2,562	1,816	1,341	41	35
Equipment and other rents	1,402	1,374	1,221	2	13
Depreciation	1,175	1,111	1,067	6	4
Materials and supplies	546	488	414	12	18
Casualty costs	411	694	416	(41)	67
Purchased services and other costs	1,312	1,270	1,067	3	19
Total	$11,783	$10,920	$9,418	8%	16%

Operating expenses increased $863 million in 2005 versus 2004. Excluding the asbestos charge of $247 million (pre-tax) in 2004, operating expenses increased $1.1 billion, or 10%. Significantly higher locomotive fuel prices accounted for $740 million of this increase (our fuel surcharge programs helped offset these expenses in the form of higher revenue). Inflation in wages, benefits, materials, and services, as well as a larger workforce, resulted in most of the additional increase. Also driving higher operating expenses were increased contract services and clean-up and restoration costs associated with the West Coast storm in January.

Higher fuel prices, the asbestos charge of $247 million (pre-tax), higher crew and asset utilization costs resulting from slower network velocity, and volume-related costs all contributed to higher operating expenses in 2004. Expenses were also negatively impacted by wage and benefit inflation, training expenses associated with hiring additional trainmen, increased depreciation expense, and higher casualty costs. A jury verdict upheld against the Railroad in 2004 for a 1998 crossing accident and a derailment in San Antonio, Texas, increased casualty costs. Slower network velocity and service difficulties, and increased hiring and training efforts added approximately $300 million in operating expenses during 2004.

Salaries, Wages, and Employee Benefits – Several factors drove higher employment expenses in 2005. General wage and benefit inflation continued to increase expenses, reflecting higher salaries and wages and the year-over-year impact of higher healthcare and other benefits costs. We also incurred higher expenses for management bonuses in 2005, as executive bonuses were not awarded for 2004 and bonuses for the professional workforce were significantly reduced. A 3% increase in our workforce and higher demand during the year also contributed to the increases. Additionally, labor expenses, in the form of higher train crew costs and labor incurred for repair and clean-up activities, increased due to the hurricanes in the third quarter and the West Coast storm in the first quarter. Reduced severance and relocation costs, increased network efficiency, and reduced training expenses partially offset these increases. Transferring various support personnel to Omaha, Nebraska, resulted in higher severance and relocation costs in 2004.

The increase in 2004 also resulted from a number of factors, including higher wages and training expenses associated with hiring additional trainmen, increased crew costs due to slower network velocity, inflation, volume-related expenses, and severance and relocation costs. Because we did not award executive bonuses for 2004, lower performance-based compensation expense for management partially offset these increases. Lower protection costs also offset these increased expenses. Protection cost represents the differential payment when the wage earned for active employment is lower than an employee’s “protected” rate of pay. The STB mandates protected rates for employees adversely affected by a merger, and collective bargaining agreements with our labor unions also establish these rates. Finally, a smaller non-transportation workforce yielded cost savings during the year.

Fuel and Utilities

Millions of Dollars	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Locomotive fuel expense	$2,393	$1,684	$1,221	42%	38%
Fuel surcharge revenue	1,017	330	112	208	195

Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. Higher diesel fuel prices, which averaged $1.77 per gallon (including taxes and transportation costs) in 2005 compared to $1.22 per gallon in 2004, increased expenses by $740 million. A 1% increase in gross ton-miles resulted in $8 million of additional expenses. We offset $39 million of these increases with a 2% improvement in our consumption rate in 2005 versus 2004. The Railroad had no fuel hedges in place during 2005, and has none in place for 2006. Gasoline, utilities, and propane expenses increased $37 million in 2005 versus 2004 due to higher prices.

The increase in 2004 compared to 2003 was driven by higher diesel fuel prices, which averaged $1.22 per gallon and $0.92 per gallon in 2004 and 2003, respectively (including taxes and transportation costs), and higher gallons consumed. Higher fuel prices contributed $416 million to the increase; however, we recovered approximately 52% of these costs through our fuel surcharge programs, which were included in operating revenues. The increase in gross ton-miles in 2004 drove consumption higher, resulting in an additional $24 million in fuel expense for the year. The Railroad hedged approximately 9% of its fuel usage in 2004, which decreased fuel costs by $14 million. Gasoline, utilities, and propane expenses increased $13 million in 2004 due to higher prices.

Equipment and Other Rents – Equipment and other rents includes primarily rental expense the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. In 2005, the number of leased locomotives and freight cars increased, resulting in additional lease expenses. Higher carloads also increased 2005 expenses. Improved car-cycle times partially offset these increases reflecting increased network efficiency, which lowered our short-term freight car rental expense.

Expenses increased in 2004 due to carload volume growth and longer car cycle times, resulting in higher expenses for locomotive and car rentals. Higher locomotive expense included additional costs associated with leasing short-term, or surge, locomotive power, which is more costly than long-term locomotive leases, and the increased leasing of new locomotives.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased our depreciation expense in 2005 and 2004.

Materials and Supplies – Materials used to maintain the Railroad’s lines, structures, and equipment are the principal components of materials and supplies expense. This expense item also includes small tools, office supplies, other materials, and the costs of freight services to ship Railroad supplies and materials. During 2005, materials and supplies expense increased, primarily due to locomotive and freight car maintenance. We used more repair materials to maintain a larger fleet of locomotives, including a growing number of units not covered by warranties. Additionally, we incurred higher costs for car wheel sets, traction motors, and lube oil. Conversely, we incurred lower freight charges for shipping Railroad materials and stationary and office supplies.

We incurred higher expenses in 2004 due to increased use of locomotive repair materials required to maintain a larger fleet that includes older units not covered by warranties. We also performed more freight car repairs, incurred higher materials costs, and experienced increased freight charges for shipment of Railroad material.

Casualty Costs – Personal injury expense, freight and property damage, insurance, and environmental costs are the primary components of casualty costs. Casualty costs in 2005 were lower than the previous year primarily due to higher expenses incurred in 2004 for an asbestos charge, a costly derailment near San Antonio, and a large jury verdict – affirmed in 2004 – for a 1998 crossing accident. Lower freight and property damage expense and lower costs for destruction of foreign or leased equipment also reduced casualty costs. Conversely, we incurred higher insurance costs and increased costs for third-party personal injuries related to long-term environmental exposures.

In 2004, costs rose due to the asbestos charge of $247 million (pre-tax), a costly derailment near San Antonio, and a large jury verdict – affirmed in 2004 – for a 1998 crossing accident. Partially offsetting these increases were lower insurance expenses and reduced personal injury expense, which resulted from lower than anticipated settlement costs and fewer employee injuries in 2004 than previously assumed.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular phone expense, employee travel expense, and computer and other general expenses. Expenses decreased in 2005 versus 2004 because we incurred higher relocation costs associated with moving support personnel to Omaha, Nebraska during 2004. In 2005, we experienced higher volume-related costs for freight car and locomotive contract maintenance and crew transportation and lodging. Although our intermodal carloadings increased over 4% in 2005, costs for trucking services provided by intermodal carriers remained flat as we substantially reduced expenses associated with network inefficiencies. Higher diesel fuel prices increased sales and use taxes in 2005, which resulted in higher state and local taxes. Other contract services increased in 2005. The 2005 January West Coast storm and Hurricanes Katrina and Rita also contributed to higher expenses in 2005 (net of insurance reimbursements received).

In 2004, higher locomotive contract maintenance services, state and local taxes, and relocation costs drove expenses higher. In addition, we incurred increased trucking expenses for intermodal carriers and crew transportation costs due to slower network velocity and additional volume.

Non-Operating Items

Millions of Dollars	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Other income	$145	$88	$78	65%	13%
Interest expense	(504)	(527)	(574)	(4)	(8)
Income taxes	(410)	(252)	(581)	63	(57)

Other Income – Other income increased in 2005 largely as a result of higher gains from real estate sales partially offset by higher expenses due to rising interest rates associated with our sale of receivables program. In addition, other income in 2004 included income recognized from the sale of a technology subsidiary’s assets.

Other income improved in 2004 due to higher costs in 2003 associated with premium payments for early retirement of $1.5 billion of Convertible Preferred Securities (CPS) and income recognized in 2004 from the sale of assets of a technology subsidiary. These were partially offset by lower gains from real estate sales in 2004 compared to 2003.

Interest Expense – Lower interest expense in 2005 and 2004 was primarily due to declining weighted-average debt levels of $7.8 billion, $8.1 billion, and $8.9 billion in 2005, 2004, and 2003, respectively. Our effective interest rate was 6.5% in both 2005 and 2004, compared to 6.4% in 2003.

Income Taxes – Income taxes were greater in 2005 due to higher 2005 pre-tax income, which was partially offset by a previously reported reduction in income tax expense. In our quarterly report on Form 10-Q for the quarter ended June 30, 2005, we reported that the Corporation had undertaken an analysis of the impact that final settlements of tax liabilities for pre-1995 tax years with the Internal Revenue Service (IRS) had on previously recorded estimates of deferred tax assets and liabilities. The completed analysis of the final settlements for pre-1995 tax years, along with IRS Examination Reports for tax years 1995 through 2002 were considered, among other things, in a review and re-evaluation of the Corporation’s estimated deferred tax assets and liabilities as of September 30, 2005, resulting in an income tax expense reduction of $118 million in 2005.

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

DISCONTINUED OPERATIONS

On November 5, 2003, we completed the sale of our entire trucking interest. In 2003, revenue and income from discontinued operations were $1.2 billion and $255 million, respectively. Income from discontinued operations in 2003 included the net gain from the sale of our trucking interest of $211 million, including an income tax benefit of $126 million.

OPERATING AND FINANCIAL STATISTICS

Railroad Performance Measures

We report key Railroad performance measures weekly to the American Association of Railroads, including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. This operating data is available on our website at www.up.com/investors/reports/index.shtml.

Operating Statistics

	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Average train speed (miles per hour)	21.1	21.4	23.6	(1)%	(9)%
Average terminal dwell time (hours)	28.7	30.5	26.8	(6)	14
Gross ton-miles (billions)	1,043.9	1,037.5	1,018.9	1	2
Revenue ton-miles (billions)	548.8	546.3	532.9	-	3
Average full-time equivalent employees	49,747	48,329	46,371	3	4

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. In 2005, the West Coast storm, disruptions on the SPRB Joint Line, business interruptions caused by Hurricane Rita, and the Kansas washouts in October hampered efforts to improve our average train speed. In 2004, unprecedented demand for our services and crew and locomotive shortages negatively impacted operational efficiency and average train speed.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time is favorable. The 6% improvement in dwell time in 2005 resulted from strategic network management initiatives and efforts to more timely deliver rail cars to our interchange partners and customers. Record demand levels and operational challenges experienced in 2004 affected network performance including average terminal dwell time.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are based on tariff miles and do not include the weight of freight cars. In 2005, gross and revenue ton-miles grew 1% and 0.5%, in relation to a 1% increase of carloadings. Gross and revenue ton-miles increased 2% and 3% respectively in 2004, with 2% growth of carloadings during the same period. The increase in gross and revenue ton-miles was also positively impacted by volume growth experienced in the higher density commodity groups of industrial products and chemicals, combined with a minimal increase in automotive carloads, which is a lower density commodity.

Average Full-Time Equivalent Employees – The 2005 increase includes the addition of employees needed to complete increased track repair and replacement programs, more train crew personnel both to handle the increased demand and to improve service, and the hiring of operations management personnel, including an expanded management training program. The 2004 average number of full-time equivalent employees increased as we added train crew personnel, who were hired to handle increased customer demand and improve service. These additions were partially offset by increased productivity in the non-transportation functions, employee attrition, and fewer employees at our technology subsidiaries.

Other Financial Statistics

	2005	2004	Change
Debt to capital	35.1%	39.1%	(4.0	) pt
Lease adjusted debt to capital	43.6%	45.1%	(1.5	) pt

Debt to Capital/Lease Adjusted Debt to Capital – Debt to capital is computed by dividing total debt by total debt plus equity. Lease adjusted debt to capital is derived by dividing total debt plus the net present value of operating leases by total debt plus equity plus the net present value of operating leases. We believe these measures are important in managing our capital structure to allow efficient access to the debt market while minimizing our cost of capital. In 2005, our debt to capital ratio improved due to a $715 million reduction in our debt level and an increase in equity resulting from earnings. Our lease adjusted debt to capital improved to a lesser extent due to an increase in the present value of operating leases, which were approximately $3.2 billion and $2.3 billion at December 31, 2005 and 2004, respectively, using a discount rate of 8%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, our principal sources of liquidity included cash, cash equivalents, the sale of receivables, and our revolving credit facilities, as well as the availability of commercial paper and other sources of financing through the capital markets. We had $2 billion of credit facilities available, of which there were no borrowings outstanding as of December 31, 2005. The sale of receivables program is subject to certain requirements, including the maintenance of an investment grade bond rating. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. The value of the outstanding undivided interest held by investors under the program was $600 million as of December 31, 2005. Access to commercial paper is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to utilize commercial paper as a source of liquidity. Liquidity through the capital markets is also dependent on our financial stability.

At December 31, 2005 and 2004, we had a working capital deficit of $1,059 million and $226 million, respectively. A working capital deficit is common in our industry and does not indicate a lack of liquidity. We maintain adequate resources to meet our daily cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Financial Condition

Cash Flows Millions of Dollars	2005	2004	2003
Cash provided by operating activities	$2,595	$2,257	$2,443
Cash used in investing activities	(2,047)	(1,732)	(877)
Cash used in financing activities	(752)	(75)	(1,406)
Net change in cash and cash equivalents	$(204)	$450	$160

Cash Provided by Operating Activities – Higher income, lower management incentive payments in 2005 (executive bonuses, which would have been paid to individuals in 2005, were not awarded based on company performance in 2004 and bonuses for the professional workforce were significantly reduced), and working capital performance generated higher cash from operating activities in 2005. A voluntary pension contribution of $100 million in 2004 also augmented the positive year-over-year variance. This improvement was partially offset by cash received in 2004 for income tax refunds. Cash provided by operating activities decreased in 2004 driven by lower income from continuing operations, the pension contribution, and cash from discontinued operations recognized in 2003, which were partially offset by working capital performance.

Cash Used in Investing Activities – Increased capital spending, partially offset by higher proceeds from asset sales, increased the amount of cash used in investing activities in 2005. The comparative increase in 2004 primarily resulted from the beneficial impact of the $620 million received in 2003 for the sale of our trucking interest, which reduced cash used in investing activities in 2003. The permanent financing of locomotives and freight cars under long-term operating leases (as referenced in the Operating Lease Activities section in this Item 7) had no impact on investing cash flows during the period as all financings were completed in 2005.

Cash Used in Financing Activities – The increase in cash used in financing activities results from no cash inflows from the issuance of debt in 2005 (compared to $745 million in 2004) and higher debt repayments ($699 million in 2005 compared to $588 million in 2004), partially offset by higher net proceeds from equity compensation plans ($262 million in 2005 compared to $80 million in 2004). The decrease in 2004 resulted from lower debt repayments of $588 million in 2004 compared to $2.1 billion in 2003 (including $1.5 billion of CPS), partially offset by a decrease in net proceeds from equity compensation plans ($80 million in 2004 compared to $216 million in 2003) and higher dividend payments ($310 million in 2004 compared to $234 million in 2003) due to the increase of our dividend rate from $0.99 per share in 2003 to $1.20 per share in 2004.

The table below details cash capital expenditures for the years ended December 31, 2005, 2004, and 2003, including non-cash capital lease financings of $188 million in 2003. There were no non-cash capital lease financings in 2005 or 2004.

Capital Expenditures Millions of Dollars	2005	2004	2003
Track	$1,472	$1,328	$1,224
Locomotives	89	114	373
Freight cars	9	11	13
Facilities and other	599	423	330
Total	$2,169	$1,876	$1,940

In 2006, we expect our cash capital expenditures to be approximately $2.2 billion. Additionally, we expect to enter into long-term operating leases for equipment with a net present value of approximately $500 million. These expenditures will be used to maintain track and structures, continue capacity expansions on our main lines in constrained corridors, remove bottlenecks, upgrade and augment equipment to better meet customer needs, build and improve facilities and terminals, and develop and implement new technologies. We expect to fund our 2006 cash capital expenditures through cash generated from operations, the sale or lease of various operating and non-operating properties, and cash on hand at December 31, 2005. We expect that these sources will continue to provide sufficient funds to meet our expected capital requirements for 2006.

For the years ended December 31, 2005, 2004, and 2003, our ratio of earnings to fixed charges was 2.9, 2.1, and 3.2, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent income from continuing operations, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges.

Financing Activities

Credit Facilities – On December 31, 2005, we had $2 billion in revolving credit facilities available, including $1 billion under a five-year facility expiring in March 2010 and $1 billion under a five-year facility expiring in March 2009 (collectively, the “facilities”). The facilities are designated for general corporate purposes and support the issuance of commercial paper. Neither of the facilities were drawn as of December 31, 2005. The five-year facility expiring in March 2010 replaced a $1 billion 364-day revolving credit facility that expired in March 2005, while the five-year facility expiring in March 2009 was put in place in 2004 to replace a five-year revolving credit facility that was due to expire in March 2005. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. These facilities allow for borrowings at floating London Interbank Offered Rates (LIBOR)-based rates, plus a spread, depending upon our senior unsecured debt ratings. The facilities require the maintenance of a minimum net worth and a debt to net worth coverage ratio. At December 31, 2005, we were in compliance with these covenants. The facilities do not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require the posting of collateral. In addition to our revolving credit facilities, we also had $150 million in uncommitted lines of credit that were unused at December 31, 2005. We established two $75 million uncommitted lines of credit in May and July 2005, which will expire in May and July 2006, respectively.

At December 31, 2004, approximately $440 million of short-term borrowings that we intended to refinance were reclassified as long-term debt. This reclassification reflected our ability and intent to refinance these short-term borrowings and current maturities of long-term debt on a long-term basis. At December 31, 2005, we did not reclassify any short-term debt to a long-term basis.

Dividend Restrictions – We are subject to certain restrictions related to the payment of cash dividends to our shareholders due to minimum net worth requirements under our credit facilities. Retained earnings available for dividends increased to $6.2 billion at December 31, 2005, from $5.2 billion at December 31, 2004. We do not expect that these restrictions will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

Shelf Registration Statement – Under a current shelf registration statement, we may issue any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. At December 31, 2005, we had $500 million remaining for issuance under the current shelf registration statement. We have no immediate plans to issue any securities; however, we routinely consider and evaluate opportunities to replace existing debt or access capital through issuances of debt securities under this shelf registration, and, therefore, we may issue debt securities at any time.

Operating Lease Activities

As of December 31, 2005, our contractual obligations for operating leases totaled approximately $4.9 billion. Discounted at 8%, the present value of this obligation was approximately $3.2 billion. The Railroad entered into lease arrangements during 2005 to finance its new equipment acquisition program. In 2005, the Railroad, as lessee, entered into long-term operating lease arrangements covering 317 locomotives and approximately 2,900 freight cars. The lessors under these lease arrangements purchased the locomotives and freight cars from the Corporation through various financing transactions that totaled approximately $838 million, with a present value of $690 million. These new lease arrangements provide for minimum total rental payments of approximately $1.2 billion, which are reflected in the contractual obligations table as of December 31, 2005.

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

The Railroad has certain renewal and purchase options with respect to the locomotives and freight cars. If the Railroad elects not to exercise any such options, the equipment will be returned to the lessors at the end of the lease term.

On July 8, 2005, the Railroad completed the acquisition of its partner’s interest in Bay Pacific Financial L.L.C., a joint venture established to assist in the acquisition of containers and chassis for use by the Railroad in intermodal service, for a purchase price of $51 million. As a result of the acquisition, the Railroad owns 100% of the joint venture. Total minimum rental payments for operating leases acquired in the acquisition were $202 million at the time of acquisition.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

As described in the notes to the Financial Statements and Supplementary Data, Item 8, and as referenced in the tables below, we have contractual obligations and commercial commitments that may affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity. In addition, the commercial obligations, financings, and commitments made by us are customary transactions that are similar to those of other comparable corporations, particularly within the transportation industry.

The following tables identify material obligations and commitments as of December 31, 2005:

		Payments Due by Period
Contractual Obligations Millions of Dollars	Total	2006	2007	2008	2009	2010	After 2010
Debt [a]	$10,082	$931	$1,034	$892	$694	$608	$5,923
Operating leases	4,934	615	517	450	405	359	2,588
Capital lease obligations [b]	2,100	199	179	172	167	147	1,236
Purchase obligations [c]	3,861	706	508	402	394	189	1,662
Other post retirement benefits [d]	479	42	45	46	48	49	249
Total contractual obligations	$21,456	$2,493	$2,283	$1,962	$1,708	$1,352	$11,658

[a]

Excludes capital lease obligations of $1,318 million, unamortized discount of $142 million, and market value adjustments of $(16) million for debt with qualifying hedges that are recorded as assets on the Consolidated Statements of Financial Position. Includes an interest component of $3,826 million.

[b]	Represents total obligations, including interest component of $782 million.
[c]	Purchase obligations include locomotive maintenance contracts; purchase commitments for locomotives, ties, ballast, and track; and agreements to purchase other goods and services.
[d]

Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.

		Amount of Commitment Expiration per Period
Other Commercial Commitments Millions of Dollars	Total	2006	2007	2008	2009	2010	After 2010
Credit facilities [a]	$2,000	$-	$-	$-	$1,000	$1,000	$-
Sale of receivables [b]	600	600	-	-	-	-	-
Guarantees [c]	486	5	5	9	18	44	405
Standby letters of credit [d]	55	42	13	-	-	-	-
Total commercial commitments	$3,141	$647	$18	$9	$1,018	$1,044	$405

[a]	None of the credit facilities were used as of December 31, 2005.
[b]	$600 million of the facility was utilized at December 31, 2005.
[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.
[d]	None of the letters of credit were drawn upon as of December 31, 2005.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at December 31, 2005. The value of the outstanding undivided interest held by investors under the facility was $600 million and $590 million at December 31, 2005 and 2004, respectively. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,226 million and $1,089 million of accounts receivable held by UPRI at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the value of the interest retained by UPRI was $626 million and $499 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for its responsibilities. The Railroad collected approximately $13.4 billion and $12.2 billion during the years ended December 31, 2005 and 2004, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $23 million, $11 million, and $10 million for 2005, 2004, and 2003, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad have no recourse to the assets of UPRI. On August 11, 2005, the sale of receivables program was renewed for an additional 364-day period without any significant changes in terms.

Guarantees – At December 31, 2005, we were contingently liable for $486 million in guarantees. We recorded a liability of $7 million for the fair value of these obligations as of December 31, 2005. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

OTHER MATTERS

Inflation – The cumulative effect of long periods of inflation significantly increases asset replacement costs for capital-intensive companies. As a result, assuming that we replace all operating assets at current price levels, depreciation charges (on an inflation-adjusted basis) would be substantially greater than historically reported amounts.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At December 31, 2005 and 2004, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

In addition, we enter into secured financings in which the debtor pledges collateral. The nature of the financing and the credit risk of the debtor determine the collateral. These arrangements generally prohibit us from selling or repledging the collateral unless the debtor defaults.

Determination of Fair Value – We determined the fair values of our derivative financial instrument positions at December 31, 2005 and 2004 based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, LIBOR, or swap spread.

Sensitivity Analyses – The sensitivity analyses that follow illustrate the economic effect that hypothetical changes in interest rates could have on our results of operations and financial condition. These hypothetical changes do not consider other factors that could impact actual results.

Interest Rate Fair Value Hedges – We manage our overall exposure to fluctuations in interest rates by adjusting the proportion of fixed and floating rate debt instruments within our debt portfolio over a given period. We generally manage the mix of fixed and floating rate debt through the issuance of targeted amounts of each as debt matures or as we require incremental borrowings. We employ derivatives as one of the tools to obtain the targeted mix. In addition, we also obtain flexibility in managing interest costs and the interest rate mix within our debt portfolio by evaluating the issuance of and managing outstanding callable fixed-rate debt securities.

At December 31, 2005 and 2004, we had variable-rate debt representing approximately 10% and 9%, respectively, of our total debt. If variable interest rates average one percentage point higher in 2006 than our December 31, 2005 variable rate, which was approximately 7%, our interest expense would increase by approximately $7 million. If variable interest rates averaged one percentage point higher in 2005 than our December 31, 2004 variable rate, which was approximately 5%, our interest expense would have increased by approximately $8 million. These amounts were determined by considering the impact of the hypothetical interest rates on the balances of our variable-rate debt at December 31, 2005 and 2004, respectively.

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in the benchmark interest rate (LIBOR). We accounted for the swaps as fair value hedges using the short-cut method pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, we did not record any ineffectiveness within our Consolidated Financial Statements. As of December 31, 2005 and 2004, we had interest rate swaps hedging debt of $750 million.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2005, and amounts to approximately $535 million at December 31, 2005. Market risk resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2004, amounted to approximately $599 million at December 31, 2004. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive income until the hedged item affects earnings.

In 2004, we entered into treasury lock transactions, which are accounted for as cash flow hedges. These treasury lock transactions resulted in a payment of $11 million that is being amortized on a straight-line basis over 10 years, ending September 30, 2014. The unamortized portion of the payment is recorded as a $6 million after-tax reduction to common shareholders’ equity as part of accumulated other comprehensive loss at December 31, 2005. As of December 31, 2005 and 2004, we had no interest rate cash flow hedges outstanding.

Fuel Cash Flow Hedges – Fuel costs are a significant portion of our total operating expenses. In 2005 and 2004, our primary means of mitigating the impact of adverse fuel price changes was our fuel surcharge programs. However, we may use swaps, collars, futures and/or forward contracts to further mitigate the impact of adverse fuel price changes. We hedged 120 million gallons of fuel during 2004 using collars with average cap, floor, and ceiling prices of $0.74, $0.64, and $0.86 per gallon, respectively. At December 31, 2004, there were no fuel hedges outstanding, and we did not have any fuel hedges in place during 2005.

Accounting Pronouncements – In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. The statement requires that we recognize compensation expense equal to the fair value of stock options or other share-based payments starting January 1, 2006. We adopted the statement on a modified prospective basis, using the Black-Scholes option-pricing model to calculate the fair value of stock options. We expect that the incremental, full-year compensation expense in 2006 related to the adoption of the statement will be approximately $13 million for new awards granted after January 1, 2006 and an additional $2 million for the unvested portion of awards granted in prior years. The expense for awards granted after implementation of the statement will be based upon their grant-date fair value. The expense for those awards will be based on the estimated number of awards that are expected to vest. That estimate will be revised if subsequent information indicates that the actual number of awards to vest will differ from the estimate. The estimate does not materially impact our calculation of compensation expense.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). This interpretation clarifies that the term conditional asset retirement obligations, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity must recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We assessed the impact of the interpretation on our financial statements, determined that we have a legal obligation to properly dispose of asbestos-containing materials, and recorded a $5 million liability at December 31, 2005, for the fair value of this obligation.

In May 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It carries forward without change the previous guidance for reporting the correction of an error and a change in accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In July 2005, the FASB issued an exposure draft, Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109. As drafted, the interpretation would require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit. However, in November 2005 the FASB voted to replace the probable threshold with a more-likely-than-not criterion when determining if the impact of a tax position should be recorded. The FASB expects to issue a final interpretation in the first quarter of 2006. When it is available, we will review the final interpretation to determine the impact it may have on our Consolidated Financial Statements.

In September 2005, the FASB issued an exposure draft, Earnings per Share, an Amendment of FASB Statement No. 128. The draft clarifies guidance for the treasury stock method, contracts that may be settled in cash or shares, and contingently issuable shares. The FASB expects to issue a final statement in the first quarter of 2006. We are currently reviewing this proposed exposure draft to determine the impact it may have on our calculation of earnings per share.

In December 2005, the FASB deliberated issues relating to the limited-scope, first phase of its project to reconsider the accounting for postretirement benefits, including pensions. The FASB decided that the objectives and scope of this phase include, among other items, recognizing the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in the statement of financial position. The FASB expects to issue an exposure draft for the initial phase in the first quarter of 2006. In the second multi-year phase of the project, the FASB expects to comprehensively consider a variety of issues related to the accounting for postretirement benefits, including expense recognition, obligation measurement, and whether postretirement benefit trusts should be consolidated by the plan sponsor. We will review the proposed standards when they are available to determine the impact they may have on our Consolidated Financial Statements.

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

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following critical accounting policies are a subset of our significant accounting policies described in the notes to the Financial Statements and Supplementary Data, Item 8. These critical accounting policies affect significant areas of our financial statements and involve judgment and estimates. If these estimates differ significantly from actual results, the impact on our Consolidated Financial Statements may be material.

Asbestos – We are a defendant in a number of lawsuits in which current and former employees allege exposure to asbestos. Additionally, we have received claims for asbestos exposure that have not been litigated. A liability for resolving both asserted and unasserted asbestos-related claims through 2034 has been estimated and recorded. During 2004, we engaged a third-party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing our potential liability. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

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

At December 31, 2005 and 2004, $311 million and $324 million, respectively, was classified as liabilities on the Consolidated Statement of Financial Position, of which $16 million and $17 million, respectively, was classified as current accrued casualty costs. Approximately 16% of the recorded liability related to asserted claims and approximately 84% related to unasserted claims. These claims are expected to be paid out over the next 29 years. We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries.

Our asbestos-related claims activity was as follows:

Claims Activity	2005	2004	2003
Open claims, beginning balance	2,316	2,560	1,541
New claims	741	474	1,612
Settled or dismissed claims	(622)	(718)	(593)
Open claims, ending balance at December 31	2,435	2,316	2,560

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

Additionally, we have a legal obligation to properly dispose of asbestos-containing materials. The estimated fair value of this obligation is $5 million at December 31, 2005, which is recorded as a liability on the Consolidated Statements of Financial Position pursuant to FIN 47.

Environmental – We are subject to federal, state, and local environmental laws and regulations. We identified 370 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 43 sites that are the subject of actions taken by the U.S. government, 23 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and we can reasonably estimate such costs. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable.

Environmental expenses for the years ended December 31, 2005, 2004, and 2003 were $45 million, $46 million, and $26 million, respectively. As of December 31, 2005 and 2004, we had a liability of $213 million and $201 million, respectively, accrued for future environmental costs, of which $46 million and $50 million, respectively, were recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. The ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Current obligations are not expected to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

Personal Injury – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us with measuring the expense and liability, including unasserted claims. The Federal Employers’ Liability Act (FELA) governs compensation for work-related accidents. Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work. Annual expenses for personal injury-related events were $247 million in 2005, $288 million in 2004, and $250 million in 2003. As of December 31, 2005 and 2004, we had accrued liabilities of $619 million and $639 million for future personal injury costs, respectively, of which $274 million was recorded in current liabilities as accrued casualty costs in both years. Estimates can vary over time due to evolving trends in litigation.

Our personal injury claims activity was as follows:

Claims Activity	2005	2004	2003
Open claims, beginning balance	4,028	4,085	4,116
New claims	4,584	4,366	4,494
Settled or dismissed claims	(4,415)	(4,423)	(4,525)
Open claims, ending balance at December 31	4,197	4,028	4,085

Depreciation – The railroad industry is capital intensive. Properties are carried at cost. Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. The lives are calculated using a separate composite annual percentage rate for each depreciable property group, based on the results of a depreciation study. We are required to submit a report on depreciation studies and proposed depreciation rates every three years for equipment property and every six years for road property to the STB for review and approval. The cost (net of salvage) of depreciable railroad property retired or replaced in the ordinary course of business is charged to accumulated depreciation, and no gain or loss is recognized. A gain or loss is recognized in other income for all other property upon disposition because the gain or loss is not part of rail operations. The cost of internally developed software is capitalized and amortized over a five-year period. An obsolescence review of capitalized software is performed on a periodic basis.

Capital spending in recent years has increased the total value of our depreciable assets. Cash capital spending totaled $2.2 billion for the year ended December 31, 2005. In 2003, we implemented depreciation studies, approved by the STB, resulting in lower depreciation expense of $50 million for the year ended December 31, 2003, due to a reduction in depreciation rates for certain track assets (effective January 1, 2003), partially offset by increased rates for locomotives and other assets (effective July 1, 2003). For the year ended December 31, 2005, depreciation expense was $1.2 billion. Various methods are used to estimate useful lives for each group of depreciable property. Due to the capital intensive nature of the business and the large base of depreciable assets, variances to those estimates could have a material effect on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $40 million. If the estimated useful lives of all assets to be depreciated were decreased by one year, annual depreciation expense would increase by approximately $43 million.

Income Taxes – As required under Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes, we account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. For example, a 1% increase in the federal income tax rate would increase our deferred tax liability by approximately $240 million.

When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part on management’s judgments regarding the best available evidence about future events. Based on that analysis, we have recorded a valuation allowance of $5 million and $11 million against certain deferred tax assets as of December 31, 2005 and 2004, respectively.

Insurance Subsidiaries – We have two consolidated, wholly-owned subsidiaries that provide insurance coverage for certain risks, including physical loss or property damage and certain other claims that are subject to reinsurance. At December 31, 2005, current accounts receivable and current accrued casualty costs included $65 million for reinsurance receivables and reinsured liability, respectively, held by one of our insurance subsidiaries related to losses sustained during the West Coast storm in January 2005. This amount may change in the future as facts and circumstances surrounding the claim and the reinsurance are finalized and settled. We collected a partial recovery of our claim from reinsurance of $25 million during the fourth quarter of 2005.

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

The following tables present the key assumptions used to measure pension and OPEB expense for 2005 and the estimated impact on 2005 pension and OPEB expense relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate	6.00%	6.00%
Expected return on plan assets	8.00%	N/A
Healthcare cost trend rate:
Current	N/A	11.00%
Level in 2010	N/A	5.00%

Sensitivities	Increase in Expense
Millions of Dollars	Pension	OPEB
0.25% decrease in discount rate	$5	$1
0.25% decrease in expected return on plan assets	$4	N/A
1% increase in healthcare cost trend rate	N/A	$13

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational or service improvements; statements concerning expectations of the effectiveness of steps taken or to be taken to improve operations, service, or to stabilize the rail system, infrastructure improvements, transportation plan modifications, and management of customer traffic on the system to meet demand; expectations as to cost savings, revenue growth, and earnings; the time by which certain objectives will be achieved; statements or information concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; statements of management’s goals and objectives; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved, including expectations as to improvement of operational, service, and network fluidity improvements. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

The following important factors, in addition to those discussed in Risk Factors in Item 1A, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•

whether we are successful in implementing our financial and operational initiatives, including gaining new customers, retaining existing ones, increasing prices for our services, and containing operating costs;

•

whether we are successful in improving network operations and service by improving infrastructure; reviewing, assessing, and, as necessary, redesigning our transportation plan; managing network volume, and undertaking other efficiency and productivity initiatives;

•

claims and litigation, including those related to environmental contamination, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion, and exposure to asbestos and diesel fumes;

•	legislative and regulatory developments, including possible legislation to re-regulate the rail industry;

•	any adverse economic or operational repercussions related to the transportation of hazardous materials, which we are required to transport under federal law;

•	natural events such as severe weather, fire, hurricanes, floods, earthquakes, or other disruptions of our operating systems, structures, and equipment;

•	the impact of ongoing track maintenance and restoration in the SPRB;

•	changes in fuel prices, including price increases caused by the effects of severe weather, other events, or disruptions of domestic refining capacity;

•	material adverse changes in economic and industry conditions, both within the United States and globally;

•	adverse economic conditions affecting customer demand and the industries and geographic areas that produce and consume commodities we carry;

•	transportation industry competition, conditions, performance, and consolidation;

•

changes in labor costs, including healthcare cost increases, and labor difficulties, including stoppages affecting either our operations or our customers’ abilities to deliver goods to us for shipment;

•	legislative, regulatory, or legal developments involving taxation, including new federal or state income tax rates, revisions of controlling authority, and tax claims and litigation;

•	changes in securities and capital markets; and

•	terrorist activities, or other similar events, and any governmental response thereto; war or risk of war.

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

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Union Pacific Corporation, its Directors, and Shareholders:

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Part IV, Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Corporation and Subsidiary Companies at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Corporation changed its method of accounting for asset retirement obligations in 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Omaha, Nebraska

February 17, 2006

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2005	2004	2003
Operating revenues	$13,578	$12,215	$11,551

Operating expenses:
Salaries, wages, and employee benefits	4,375	4,167	3,892
Fuel and utilities	2,562	1,816	1,341
Equipment and other rents	1,402	1,374	1,221
Depreciation	1,175	1,111	1,067
Materials and supplies	546	488	414
Casualty costs	411	694	416
Purchased services and other costs	1,312	1,270	1,067
Total operating expenses	11,783	10,920	9,418
Operating income	1,795	1,295	2,133
Other income	145	88	78
Interest expense	(504)	(527)	(574)
Income before income taxes	1,436	856	1,637
Income taxes	(410)	(252)	(581)
Income from continuing operations	1,026	604	1,056
Income from discontinued operations, (including gain on sale of $211 in 2003) net of tax benefit of $96 in 2003	-	-	255
Cumulative effect of accounting change, net of income tax expense of $167	-	-	274
Net income	$1,026	$604	$1,585
Share and Per Share
Basic:
Income from continuing operations	$3.89	$2.33	$4.15
Income from discontinued operations	-	-	1.00
Cumulative effect of accounting change	-	-	1.08
Net income	$3.89	$2.33	$6.23
Diluted:
Income from continuing operations	$3.85	$2.30	$4.07
Income from discontinued operations	-	-	0.95
Cumulative effect of accounting change	-	-	1.02
Net income	$3.85	$2.30	$6.04
Weighted average number of shares (Basic)	263.4	259.1	254.4
Weighted average number of shares (Diluted)	266.5	262.2	268.0
Dividends declared	$1.20	$1.20	$0.99

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, as of December 31,	2005	2004
Assets
Current assets:
Cash and cash equivalents	$773	$977
Accounts receivable, net	747	545
Materials and supplies	331	309
Current deferred income taxes	304	288
Other current assets	170	178
Total current assets	2,325	2,297
Investments:
Investments in and advances to affiliated companies	789	742
Other investments	17	25
Total investments	806	767
Properties:
Road	33,812	31,948
Equipment	7,675	7,733
Other	210	226
Total cost	41,697	39,907
Accumulated depreciation	(9,722)	(8,893)
Net properties	31,975	31,014
Other assets	514	518
Total assets	$35,620	$34,596
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable	$783	$590
Accrued wages and vacation	415	384
Accrued casualty costs	478	419
Income and other taxes	212	208
Dividends and interest	252	256
Debt due within one year	656	150
Equipment rents payable	130	130
Other current liabilities	458	394
Total current liabilities	3,384	2,531
Debt due after one year	6,760	7,981
Deferred income taxes	9,482	9,180
Accrued casualty costs	876	884
Retiree benefits obligation	855	885
Other long-term liabilities	556	480
Commitments and contingencies (note 9)
Total liabilities	21,913	21,941
Common shareholders’ equity:
Common shares, par value $2.50 per share, 500,000,000 shares authorized; 275,798,611 and 275,694,761 shares issued, respectively	689	689
Paid-in-surplus	3,915	3,917
Retained earnings	9,932	9,222
Treasury stock	(599)	(936)
Accumulated other comprehensive loss	(230)	(237)
Total common shareholders’ equity	13,707	12,655
Total liabilities and common shareholders’ equity	$35,620	$34,596

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,	2005	2004	2003
Operating Activities
Net income	$1,026	$604	$1,585
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	-	(255)
Cumulative effect of accounting change	-	-	(274)
Depreciation	1,175	1,111	1,067
Deferred income taxes	320	359	494
Net gain from asset sales	(135)	(69)	(84)
Other, net	58	156	(120)
Changes in current assets and liabilities, net	151	96	30
Cash provided by operating activities	2,595	2,257	2,443
Investing Activities
Capital investments	(2,169)	(1,876)	(1,752)
Proceeds from asset sales	185	145	150
Proceeds from sale of discontinued operations	-	-	620
Other investing activities, net	(63)	(1)	105
Cash used in investing activities	(2,047)	(1,732)	(877)
Financing Activities
Dividends paid	(314)	(310)	(234)
Debt repaid	(699)	(588)	(2,117)
Debt issued	-	745	746
Net proceeds from equity compensation plans	262	80	216
Other financing activities, net	(1)	(2)	(17)
Cash used in financing activities	(752)	(75)	(1,406)
Net change in cash and cash equivalents	(204)	450	160
Cash and cash equivalents at beginning of year	977	527	367
Cash and cash equivalents at end of year	$773	$977	$527
Changes in Current Assets and Liabilities, Net of Acquisitions
Accounts receivable, net	$(201)	$(40)	$59
Materials and supplies	(22)	(42)	10
Other current assets	12	101	(80)
Accounts, wages, and vacation payable	224	100	79
Other current liabilities	138	(23)	(38)
Total	$151	$96	$30
Supplemental cash flow information:
Non-cash investing activity, capital lease financings	$-	$-	$188
Non-cash financing activity, cash dividends declared but not yet paid	78	76	75
Cash (paid) received during the year for:
Interest	$(510)	$(517)	$(587)
Income taxes, net	(29)	187	(51)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

Union Pacific Corporation and Subsidiary Companies

							Accumulated Other Comprehensive Income/(Loss)

Millions of Dollars Thousands of Shares	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	Minimum Pension Liability Adj.	Foreign Currency Trans. Adj.	Derivative Adj.	Total
Balance at Jan. 1, 2003	275,579	(21,920)	$689	$3,946	$7,597	$(1,347)	$(232)	$(9)	$7	$10,651
Comprehensive income/(loss):
Net income			-	-	1,585	-	-	-	-	1,585
Other comp. income/(loss) from continuing operations [a]			-	-	-	-	39	(9)	(4)	26
Other comp. income/(loss) from discontinued operations [b]			-	-	-	-	84	-	-	84
Total comprehensive income/(loss)			-	-	1,585	-	123	(9)	(4)	1,695
Conversion, exercises of stock options, forfeitures, and other	114	4,388	-	(10)	-	270	-	-	-	260
Dividends declared ($0.99 per share)	-	-	-	-	(252)	-	-	-	-	(252)
Balance at Dec. 31, 2003	275,693	(17,532)	$689	$3,936	$8,930	$(1,077)	$(109)	$(18)	$3	$12,354
Comprehensive income/(loss):
Net income			-	-	604	-	-	-	-	604
Other comp. income/(loss) [a]			-	-	-	-	(103)	-	(10)	(113)
Total comprehensive income/(loss)			-	-	604	-	(103)	-	(10)	491
Conversion, exercises of stock options, forfeitures, and other	2	2,357	-	(19)	-	141	-	-	-	122
Dividends declared ($1.20 per share)	-	-	-	-	(312)	-	-	-	-	(312)
Balance at Dec. 31, 2004	275,695	(15,175)	$689	$3,917	$9,222	$(936)	$(212)	$(18)	$(7)	$12,655
Comprehensive income/(loss):
Net income			-	-	1,026	-	-	-	-	1,026
Other comp. income/(loss) [a]			-	-	-	-	1	5	1	7
Total comprehensive income/(loss)			-	-	1,026	-	1	5	1	1,033
Conversion, exercises of stock options, forfeitures, and other	104	6,011	-	(2)	-	337	-	-	-	335
Dividends declared ($1.20 per share)	-	-	-	-	(316)	-	-	-	-	(316)
Balance at Dec. 31, 2005	275,799	(9,164)	$689	$3,915	$9,932	$(599)	$(211)	$(13)	$(6)	$13,707

[a]	Net of tax of $5, $(69), and $16 in 2005, 2004, and 2003, respectively.
[b]	Net of tax of $48 in 2003.

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

Significant Accounting Policies

Principles of Consolidation – The Consolidated Financial Statements include the accounts of Union Pacific Corporation and all of its subsidiaries. Investments in affiliated companies (20% to 50% owned) are accounted for using the equity method of accounting. All significant intercompany transactions are eliminated. The Corporation evaluates its less than majority-owned investments for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46(R)). The Corporation adopted the provisions of FIN 46(R) in June of 2003. We currently have no less than majority owned investments that require consolidation under FIN 46(R).

Cash and Cash Equivalents – Cash equivalents consist of investments with original maturities of three months or less.

Materials and Supplies – Materials and supplies are carried at the lower of average cost or market.

Property and Depreciation – Properties are carried at cost. Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. The cost (net of salvage) of depreciable rail property retired or replaced in the ordinary course of business is charged to accumulated depreciation, and no gain or loss is recognized. A gain or loss is recognized in other income for all other property upon disposition because the gain or loss is not part of rail operations. The cost of internally developed software is capitalized and amortized over a five-year period. An obsolescence review of capitalized software is performed on a periodic basis.

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

Revenue Recognition – We recognize commodity revenues on a percentage-of-completion basis as freight moves from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Other revenue is recognized as service is performed or contractual obligations are met.

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

Stock-Based Compensation – We have several stock-based employee compensation plans, which are described more fully in note 7 of the Consolidated Financial Statements. We have accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense related to stock option grants is reflected in net income, as all options granted under those plans had a grant price equal to the market value of our common stock on the date of grant. Stock-based compensation expense related to retention shares, stock units, and other incentive plans is reflected in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), to stock-based employee compensation. See note 11 to the Consolidated Financial Statements for discussion of FASB Statement No. 123 (R), Share-Based Payment (FAS 123(R)), related to the treatment of stock options. See note 8 of the Consolidated Financial Statements for reconciliation between basic earnings per share and diluted earnings per share.

	Year Ended December 31,

Millions of Dollars, Except Per Share Amounts	2005	2004	2003
Net income, as reported	$1,026	$604	$1,585
Stock-based employee compensation expense included in reported net income, net of tax	13	13	28
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax [a]	(50)	(35)	(50)
Pro forma net income	$989	$582	$1,563
EPS – basic, as reported	$3.89	$2.33	$6.23
EPS – basic, pro forma	$3.75	$2.25	$6.14
EPS – diluted, as reported	$3.85	$2.30	$6.04
EPS – diluted, pro forma	$3.71	$2.22	$5.96

[a]

Stock options for executives granted in 2003 and 2002 included a reload feature. This reload feature allowed executives to exercise their options using shares of Union Pacific Corporation common stock that they already owned and obtain a new grant of options in the amount of the shares used for exercise plus any shares withheld for tax purposes. The reload feature of these option grants could only be exercised if the price of our common stock increased at least 20% from the price at the time of the reload grant. During the year ended December 31, 2005, reload option grants represented $19 million of the pro forma expense noted above. There were no reload options exercised during 2004 or 2003 and no pro forma expense for reload option grants in 2004 or 2003. Stock options exercised after the January 1, 2006 effective date of FAS 123(R) will not be eligible for the reload feature.

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

Income Taxes – As required under FASB Statement No. 109, Accounting for Income Taxes, we account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations.

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

Personal Injury – The cost of injuries to employees and others on our property is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us in properly measuring the expense and liability. Legal fees are expensed as incurred.

Environmental – When environmental issues have been identified with respect to property currently or formerly owned, leased, or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on such property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. Legal fees are expensed as incurred.

Asbestos – We estimate a liability for asserted and unasserted asbestos-related claims based on an assessment of the number and value of those claims. We use an external consulting firm to assist us in properly measuring the expense and liability. Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Legal fees are expensed as incurred.

Differences in Securities and Exchange Commission (SEC) and Surface Transportation Board (STB) Accounting – STB accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143). This statement was effective for us beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. We concluded that we did not have a legal obligation to remove the track structure, and under generally accepted accounting principles we could not accrue the cost of removal in advance. As a result, reports filed with the SEC reflect the expense of removing these assets in the period in which they are removed.

Change in Presentation – Certain prior year amounts have been reclassified to conform to the 2005 Consolidated Financial Statement presentation. These reclassifications were not material, individually or in aggregate, with the exception of reclassifications made to appropriately reflect the discontinued operations as discussed in note 13.

1. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity, we analyze the net financial results of the Railroad as one segment due to the integrated nature of the rail network. The Consolidated Financial Statements for 2003 also include discontinued trucking operations, consisting of Overnite Transportation Company (OTC) and Motor Cargo Industries, Inc. (Motor Cargo) (see note 13 of the Consolidated Financial Statements regarding the reclassification of our trucking segment as a discontinued operation).

Continuing Operations – UPRR is a Class I railroad that operates in the United States. We have 32,426 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern United States gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Railroad freight is comprised of six commodity groups (percent of total commodity revenues for the year ended December 31, 2005: agricultural (15%), automotive (10%), chemicals (14%), energy (20%), industrial products (22%), and intermodal (19%)).

Discontinued Operations – The discontinued operations represent the operations of OTC and Motor Cargo, which were sold through an initial public offering in 2003.

2. Financial Instruments

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At December 31, 2005 and 2004, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

Determination of Fair Value – We determined the fair values of our derivative financial instrument positions at December 31, 2005 and 2004 based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, LIBOR, or swap spread.

Interest Rate Fair Value Hedges – We manage our overall exposure to fluctuations in interest rates by adjusting the proportion of fixed and floating rate debt instruments within our debt portfolio over a given period. We generally manage the mix of fixed and floating rate debt through the issuance of targeted amounts of each as debt matures or as we require incremental borrowings. We employ derivatives as one of the tools to obtain the targeted mix. In addition, we also obtain flexibility in managing interest costs and the interest rate mix within our debt portfolio by evaluating the issuance of and managing outstanding callable fixed-rate debt securities.

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in the benchmark interest rate (LIBOR). We accounted for the swaps as fair value hedges using the short-cut method pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, we did not record any ineffectiveness within our Consolidated Financial Statements.

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions of Dollars, Except Percentages	2005	2004
Interest rate fair value hedging:
Amount of debt hedged	$750	$750
Percentage of total debt portfolio	10%	9%
Gross fair value asset position	$-	$8
Gross fair value liability position	$(17)	$(4)

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive income until the hedged item affects earnings.

In 2004, we entered into treasury lock transactions, which are accounted for as cash flow hedges. These treasury lock transactions resulted in a payment of $11 million that is being amortized on a straight-line basis over 10 years, ending September 30, 2014. The unamortized portion of the payment is recorded as a $6 million after-tax reduction to common shareholders’ equity as part of accumulated other comprehensive loss at December 31, 2005. As of December 31, 2005 and 2004, we had no interest rate cash flow hedges outstanding.

Fuel Cash Flow Hedges – Fuel costs are a significant portion of our total operating expenses. In 2005 and 2004, our primary means of mitigating the impact of adverse fuel price changes was our fuel surcharge programs. However, we may use swaps, collars, futures and/or forward contracts to further mitigate the impact of adverse fuel price changes. We hedged 120 million gallons of fuel during 2004 using collars with average cap, floor, and ceiling prices of $0.74, $0.64, and $0.86 per gallon, respectively. At December 31, 2004, there were no fuel hedges outstanding, and we did not have any fuel hedges in place during 2005.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the years ended December 31:

Millions of Dollars	2005	2004	2003
Decrease in interest expense from interest rate hedging	$5	$24	$30
Decrease in fuel expense from fuel hedging	-	14	28
Increase in other income from interest rate swap cancellation	-	-	5
Increase in pre-tax income	$5	$38	$63

Fair Value of Debt Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At December 31, 2005 and 2004, the fair value of total debt exceeded the carrying value by approximately $460 million and $673 million, respectively. At December 31, 2005 and 2004, approximately $169 million and $282 million, respectively, of fixed-rate debt securities contained call provisions that allowed us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at December 31, 2005. The value of the outstanding undivided interest held by investors under the facility was $600 million and $590 million at December 31, 2005 and 2004, respectively. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,226 million and $1,089 million of accounts receivable held by UPRI at December 31, 2005 and 2004, respectively. At December 31,

2005 and 2004, the value of the interest retained by UPRI was $626 million and $499 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad has been designated to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate the Railroad for its responsibilities. The Railroad collected approximately $13.4 billion and $12.2 billion during the years ended December 31, 2005 and 2004, respectively. UPRI used such proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $23 million, $11 million, and $10 million for 2005, 2004, and 2003, respectively. The costs include interest, program fees paid to banks, commercial paper issuance costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad have no recourse to the assets of UPRI. In August 2005, the sale of receivables program was renewed for an additional 364-day period without any significant changes in terms.

3. Income Taxes

Components of income tax expense for continuing operations were as follows for the years ended December 31:

Millions of Dollars	2005	2004	2003
Current income tax expense (benefit):
Federal	$57	$(99)	$55
State	33	(8)	32
Total current income tax expense (benefit)	90	(107)	87
Deferred income tax expense (benefit):
Federal	293	407	508
State	27	(48)	(14)
Total deferred income tax expense (benefit)	320	359	494
Total	$410	$252	$581

For the years ended December 31, reconciliation between statutory and effective tax rates for continuing operations is as follows:

Percentages	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
State statutory rates, net of federal benefits	2.9	2.9	2.9
Deferred tax adjustments	(8.2)	(2.9)	(0.8)
Tax credits	(1.2)	(5.6)	(1.7)
Other	0.1	-	-
Effective tax rate	28.6%	29.4%	35.5%

Deferred income tax liabilities (assets) were comprised of the following at December 31:

Millions of Dollars	2005	2004
Net current deferred income tax asset	$(304)	$(288)
Property	9,216	9,060
State taxes, net	592	581
Other	(326)	(461)
Net long-term deferred income tax liability	9,482	9,180
Net deferred income tax liability	$9,178	$8,892

All federal income tax years prior to 1995 are closed. Federal income tax liabilities for tax years 1986 through 1994 have been resolved. Interest calculations for these years are in process and may take several years to resolve with the Internal Revenue Service (IRS). The IRS has begun its examination of the Corporation’s federal income tax returns for tax years 2003 and 2004, and has completed its examinations and issued notices of deficiency for tax years 1995 through 2002. As previously reported, among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In the fourth quarter of 2005, the IRS National Office issued a Technical Advice Memorandum that left unresolved whether the deductions were proper, pending further factual development by the IRS Examination Team. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS Appeals process, and, if necessary, litigation.

As reported in the Corporation’s Forms 10-Q for quarters ended June 30, 2005, and September 30, 2005, the final settlements for pre-1995 tax years, along with the IRS Examination Reports for tax years 1995 through 2002, among other things, were considered in a review and re-evaluation of the Corporation’s estimated deferred tax assets and liabilities. This review resulted in a reduction of deferred income tax liabilities and income tax expense of $118 million in the third quarter of 2005.

The Corporation believes it has adequately reserved for federal and state income taxes, and does not expect that resolution of these examinations will have a material adverse effect on its operating results, financial condition, or liquidity.

4. Debt

Total debt as of December 31, 2005 and 2004, including interest rate swaps designated as hedges, is summarized below:

Millions of Dollars	2005	2004
Short-term borrowings, reclassified as long-term debt	$-	$440
Notes and debentures, 2.0% to 7.4% due through 2054 [a]	5,303	5,435
Capitalized leases, 4.7% to 9.3% due through 2026	1,318	1,416
Medium-term notes, 6.8% to 10.0% due through 2020	372	372
Equipment obligations, 6.5% to 10.2% due through 2019	270	313
Mortgage bonds, 4.8% due through 2030	60	60
Tax-exempt financings, 4.7% to 5.7% due through 2026	197	200
Unamortized discount	(104)	(105)
Total debt	7,416	8,131
Less current portion	(656)	(150)
Total long-term debt	$6,760	$7,981

[a]

2005 and 2004 include a collective write-down of $16 million and write-up of $2 million, respectively, due to market value adjustments for debt with qualifying hedges that are recorded as liabilities and assets, respectively, on the Consolidated Statements of Financial Position.

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2005, excluding market value adjustments.

Millions of Dollars
2006	$656
2007	783
2008	681
2009	531
2010	452
Thereafter	4,329
Total debt	$7,432

Debt Redemption – In May 2005, we redeemed approximately $113 million of 8.35% debentures with a maturity date of May 1, 2025.

Mortgaged Properties – Equipment with a carrying value of approximately $3.0 billion and $3.3 billion at December 31, 2005 and 2004, respectively, serves as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

As a result of the merger of Missouri Pacific Railroad Company (MPRR) with and into UPRR on January 1, 1997, and pursuant to the underlying indentures for the MPRR mortgage bonds, UPRR must maintain the same value of assets after the merger in order to comply with the security requirements of the mortgage bonds. As of the merger date, the value of the MPRR assets that secured the mortgage bonds was approximately $6.0 billion. In accordance with the terms on the indentures, this collateral value must be maintained during the entire term of the mortgage bonds irrespective of the outstanding balance of such bonds.

Credit Facilities – On December 31, 2005, we had $2 billion in revolving credit facilities available, including $1 billion under a five-year facility expiring in March 2010 and $1 billion under a five-year facility expiring in March 2009 (collectively, the “facilities”). The facilities are designated for general corporate purposes and support the issuance of commercial paper. Neither of the facilities were drawn as of December 31, 2005. The five-year facility expiring in March 2010 replaced a $1 billion 364-day revolving credit facility that expired in March 2005, while the five-year facility expiring in March 2009 was put in place in 2004 to replace a five-year revolving credit facility that was due to expire in March 2005. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. These facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. The facilities require the maintenance of a minimum net worth and a debt to net worth coverage ratio. At December 31, 2005, we were in compliance with these covenants. The facilities do not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require the posting of collateral.

In addition to our revolving credit facilities, we also had $150 million in uncommitted lines of credit that were unused at December 31, 2005. We established two $75 million uncommitted lines of credit in May and July 2005, which will expire in May and July 2006, respectively.

At December 31, 2004, approximately $440 million of short-term borrowings that we intended to refinance were reclassified as long-term debt. This reclassification reflected our ability and intent to refinance these short-term borrowings and current maturities of long-term debt on a long-term basis. At December 31, 2005, we did not reclassify any short-term debt to a long-term basis.

Dividend Restrictions – We are subject to certain restrictions related to the payment of cash dividends to our shareholders due to minimum net worth requirements under the credit facilities referred to above. The amount of retained earnings available for dividends was $6.2 billion and $5.2 billion at December 31, 2005 and 2004, respectively. We do not expect that these restrictions will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. We declared dividends of $316 million in 2005 and $312 million in 2004.

Shelf Registration Statement – Under a current shelf registration statement, we may issue any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. At December 31, 2005, we had $500 million remaining for issuance under the current shelf registration statement. We have no immediate plans to issue any securities; however, we routinely consider and evaluate opportunities to replace existing debt or access capital through issuances of debt securities under this shelf registration, and, therefore, we may issue debt securities at any time.

5. Leases

We lease certain locomotives, freight cars, and other property. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 were as follows:

Millions of Dollars	Operating Leases	Capital Leases
2006	$615	$199
2007	517	179
2008	450	172
2009	405	167
2010	359	147
Later Years	2,588	1,236
Total minimum lease payments	$4,934	$2,100
Amount representing interest	N/A	(782)
Present value of minimum lease payments	N/A	$1,318

Rent expense for operating leases with terms exceeding one month was $728 million in 2005, $651 million in 2004, and $586 million in 2003. When rental payments are not made on a straight-line basis, we recognize rental expense on a straight-line basis over the lease term. Contingent rentals and sub-rentals are not significant.

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

See note 11 to the Consolidated Financial Statements for discussion of the FASB’s project to reconsider the accounting for postretirement benefits, including pensions.

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

	Pension		OPEB

Millions of Dollars	2005	2004	2005	2004
Projected benefit obligation at beginning of year	$2,058	$1,804	$453	$543
Service cost	28	30	4	5
Interest cost	115	120	25	31
Plan amendments	-	-	(42)	(52)
Actuarial loss (gain)	(18)	219	70	(34)
Gross benefits paid	(118)	(115)	(34)	(40)
Projected benefit obligation at end of year	$2,065	$2,058	$476	$453

Assets – Plan assets are measured at fair value. Changes in the fair value of our plan assets are as follows for the years ended December 31:

	Pension		OPEB

Millions of Dollars	2005	2004	2005	2004
Fair value of plan assets at beginning of year	$1,693	$1,520	$-	$-
Actual return on plan assets	123	180	-	-
Voluntary funded pension plan contributions	-	100	-	-
Unfunded plan benefit payments	9	8	34	40
Gross benefits paid	(118)	(115)	(34)	(40)
Fair value of plan assets at end of year	$1,707	$1,693	$-	$-

Funded Status – The funded status represents the difference between the PBO and the fair value of the plan assets. Below is a reconciliation of the funded status of the benefit plans to the net amounts recognized for the years ended December 31:

	Pension		OPEB

Millions of Dollars	2005	2004	2005	2004
Funded status at end of year	$(358)	$(365)	$(476)	$(453)
Unrecognized net actuarial loss	362	373	194	133
Unrecognized prior service cost (credit)	31	39	(156)	(144)
Net amounts recognized at end of year	$35	$47	$(438)	$(464)

Amounts Recorded in Consolidated Statement of Financial Position – The net amounts represent the amount previously accrued by us for pension and OPEB costs. The following table presents the amounts recognized in the Consolidated Statements of Financial Position at December 31:

	Pension		OPEB

Millions of Dollars	2005	2004	2005	2004
Prepaid benefit cost	$122	$127	$-	$-
Accrued benefit cost	(86)	(80)	(438)	(464)
Additional minimum liability	(369)	(380)	-	-
Intangible assets	31	38	-	-
Accumulated other comprehensive income	337	342	-	-
Net amounts recognized at end of year	$35	$47	$(438)	$(464)

At December 31, 2005 and 2004, $42 million and $43 million, respectively, of the total pension and other postretirement liabilities were classified as current.

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary growth. The underfunded accumulated benefit obligation represents the difference between the accumulated benefit obligation and the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of the fair value of the plan assets were as follows for the years ended December 31:

Millions of Dollars	2005	2004
Projected benefit obligation	$(2,044)	$(2,042)
Accumulated benefit obligation	$(2,026)	$(2,014)
Fair value of plan assets	1,685	1,674
Underfunded accumulated benefit obligation	$(341)	$(340)

The accumulated benefit obligation for all defined benefit pension plans was $2 billion at both December 31, 2005 and 2004.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension			OPEB

Percentages	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.0%	6.5%	5.75%	6.0%	6.5%
Salary increase	2.75	3.0	3.5	N/A	N/A	N/A
Healthcare cost trend rate:
Current	N/A	N/A	N/A	10.0	11.0	9.0
Level in 2010	N/A	N/A	N/A	5.0	5.0	5.0

Expense

Both pension and OPEB expense are determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. The expected rate of return on assets was 8% for both 2005 and 2004. Differences in actual experience in relation to assumptions are not recognized immediately, but are deferred and, if necessary, amortized as pension or OPEB expense.

The components of our net periodic pension and other postretirement costs were as follows for the years ended December 31:

	Pension			OPEB

Millions of Dollars	2005	2004	2003	2005	2004	2003
Service cost	$28	$30	$27	$4	$5	$7
Interest cost	115	120	113	25	31	35
Expected return on plan assets	(134)	(137)	(133)	-	-	-
Amortization of:
Transition obligation	-	(2)	(2)	-	-	-
Prior service cost (credit)	7	8	9	(30)	(24)	(15)
Actuarial loss	5	3	1	14	18	16
Total net periodic benefit cost	$21	$22	$15	$13	$30	$43

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows for the years ended December 31:

	Pension			OPEB

Percentages	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.50%	6.75%	6.00%	6.50%	6.75%
Expected return on plan assets	8.00	8.00	8.00	N/A	N/A	N/A
Salary increase	3.00	3.50	3.75	N/A	N/A	N/A
Healthcare cost trend rate:
Current	N/A	N/A	N/A	11.00	9.00	10.00
Level in 2010	N/A	N/A	N/A	5.00	5.00	5.00

The discount rate is based on a hypothetical portfolio of high quality bonds with cash flows matching our plans’ expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return on pension plan assets, net of fees, was approximately 7% in 2005, compared to 12% in 2004. Our historical annualized ten-year rate of return on plan assets is approximately 9%.

Assumed healthcare cost trend rates have a significant effect on the expense and liabilities reported for healthcare plans. The healthcare cost trend rate is based on historical rates and expected market conditions. A one-percentage point change in the expected healthcare cost trend rates would have the following effects on OPEB:

Millions of Dollars	One % pt. Increase	One % pt. Decrease
Effect on total service and interest cost components.	$6	$(5)
Effect on accumulated benefit obligation	90	(74)

Equity Adjustment

An additional minimum pension liability adjustment is required when our accumulated benefit obligation exceeds the fair value of our plan assets, and that difference exceeds the net pension liability recognized in the Consolidated Statements of Financial Position. The liability was recorded as a $211 million and $212 million after-tax reduction to common shareholders’ equity as part of accumulated other comprehensive loss in 2005 and 2004, respectively.

The equity reduction may be restored to the balance sheet in future periods if the fair value of plan assets exceeds the accumulated benefit obligations. This reduction to equity does not affect net income or cash flow and has no impact on compliance with debt covenants.

Cash Contributions

The following table details our cash contributions for the years ended December 31, 2005 and 2004, and the expected contributions for 2006:

	Pension

Millions of Dollars	Funded	Unfunded	OPEB
2004	$100	$8	$40
2005	-	9	34
2006	50	10	32

Our policy with respect to funding the qualified plans is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. We do not currently have minimum funding requirements under applicable employee benefit and tax laws. All contributions made to the funded pension plans for 2004 were voluntary and were made with cash generated from operations. In January 2006, we made a $50 million voluntary contribution to the funded pension plan. No further contributions are expected during 2006.

All benefit payments for other postretirement benefits are voluntary, as the postretirement plans are not funded, and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent claims paid for medical and life insurance, and we anticipate our 2006 OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2006 though 2015:

Millions of Dollars	Pension	OPEB
2006	$117	$32
2007	119	34
2008	121	35
2009	125	37
2010	129	38
Years 2011 – 2015	724	192

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2005 and 2004, and target allocation for 2006, are as follows:

	Target Allocation	Percentage of Plan Assets December 31,

Asset Category	2006	2005	2004
Equity securities	65% to 75%	75%	73%
Debt securities	20% to 30%	24	27
Real estate	2% to 8%	1	-
Total	100%	100%	100%

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

The majority of the plan’s assets are invested in equity securities, because equity portfolios have historically provided higher returns than debt and other asset classes over extended time horizons, and are expected to do so in the future. Correspondingly, equity investments also entail greater risks than other investments. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity types. Equity diversification includes large-capitalization and small-capitalization companies, growth-oriented and value-oriented investments, and U.S. and non-U.S. securities.

Equity risks are further balanced by investing a significant portion of the plan’s assets in high quality debt securities. The average quality rating of the debt portfolio exceeded AA as of December 31, 2005 and 2004. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities with an intermediate average maturity. The weighted-average maturity of the debt portfolio was 6.5 years and 6.3 years at December 31, 2005 and 2004, respectively.

The investment of pension plan assets in our securities is specifically prohibited for both the equity and debt portfolios, other than through index fund holdings.

Other Retirement Programs

Thrift Plan – We provide a defined contribution plan (thrift plan) to eligible non-union employees and make matching contributions to the thrift plan. We match 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. Our thrift plan contributions were $12 million per year in 2005, 2004, and 2003.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $595 million in 2005, $569 million in 2004, and $562 million in 2003.

Collective Bargaining Agreements – Under collective bargaining agreements, we provide certain postretirement healthcare and life insurance benefits for eligible union employees. Premiums under the plans are expensed as incurred and amounted to $41 million in 2005, $30 million in 2004, and $27 million in 2003.

7. Stock Options and Other Stock Plans

We have 2,938,450 options outstanding under the 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation (1993 Plan). There are 7,140 restricted shares outstanding under the 1992 Restricted Stock Plan for Non-Employee Directors of Union Pacific Corporation. We no longer grant options or awards of restricted stock or retention shares and units under these plans.

The UP Shares Stock Option Plan of Union Pacific Corporation (UP Shares Plan) was approved by our Board of Directors on April 30, 1998. The UP Shares Plan reserved 12,000,000 shares of our common stock for issuance. The UP Shares Plan was a broad-based option program that granted options to purchase 200 shares of our common stock at $55.00 per share to eligible active employees on April 30, 1998. All options granted were non-qualified options that became exercisable on May 1, 2001, and remain exercisable until April 30, 2008. If an optionee’s employment terminates for any reason, the option remains exercisable for a period of one year after the date of termination, but no option is exercisable after April 30, 2008. No further options may be granted under the UP Shares Plan. As of December 31, 2005, there were 2,096,681 options outstanding under the UP Shares Plan.

We adopted the Executive Stock Purchase Incentive Plan (ESPIP), effective October 1, 1999, in order to encourage and facilitate ownership of our common stock by our officers and other key executives. Under the ESPIP, participants purchased a total of 1,008,000 shares of our common stock with the proceeds of 6.02% interest-bearing, full recourse loans from the Corporation. Loans totaled $47 million and had a final maturity date of January 31, 2006. Deferred cash payments were to be awarded to the participants to repay interest and the loan principal if certain performance and retention criteria were met within a 40-month period ending January 31, 2003. Following satisfaction of the various performance criteria during the term of the ESPIP and continued employment with the Corporation through January 31, 2003, participants received a deferred cash payment equal to two-thirds of the outstanding principal balance of their loan plus the net accrued interest on January 31, 2003. Such payments were applied against the participants’ outstanding loan balance pursuant to the terms of the ESPIP. The remaining loan balances were repaid in three equal installments on January 31, 2004, January 31, 2005, and January 31, 2006. At December 31, 2005 and 2004, the total outstanding balance of the remaining loans was $0.4 million and $1 million, respectively. All remaining loan balances were repaid as of January 31, 2006.

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 550,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, receives a grant of 1,000 shares of restricted shares or restricted stock units. Additionally, each non-employee director receives annually an option to purchase at fair value a number of shares of our common stock, not to exceed 5,000 shares during any calendar year, determined by dividing 60,000 by 1/3 of the fair market value of one share of our common stock on the date of such Board of Directors meeting, with the resulting quotient rounded up or down to the nearest 50 shares. As of December 31, 2005, 5,000 restricted shares were outstanding under the Directors Plan and 155,800 options were outstanding under the Directors Plan.

The Union Pacific Corporation 2001 Stock Incentive Plan (2001 Plan) was approved by the shareholders in April 2001. The 2001 Plan reserved 12,000,000 shares of our common stock for issuance to eligible employees of the Corporation and its subsidiaries in the form of non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards. Non-employee directors are not eligible for awards under the 2001 Plan. As of December 31, 2005, 5,007,628 options and 880,526 retention shares and stock units were outstanding under the 2001 Plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 21,000,000 shares of our common stock for issuance, plus any shares subject to awards made under the 2001 Plan and the 1993 Plan that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2005, 2,237,650 options and 124,750 retention shares and stock units were outstanding under the 2004 Plan.

In January 2006, our Board of Directors approved a new Long Term Plan (LTP). Participants were awarded stock units subject to the attainment of certain performance targets and continued employment through January 31, 2009. The LTP performance criteria used to determine the number of stock units that will be earned during the 37-month performance period is annual return on invested capital (ROIC), calculated by the Compensation and Benefits Committee of the Board of Directors, which may be adjusted to reflect the effect of special transactions or events such as significant gains on the sale of real estate, tax adjustments, accounting changes or reclassifications. At the end of year one of the performance period, a participant may earn up to one-third of the target number of stock units granted to him or her based on the first year of ROIC performance achieved. At the end of year two, the participant may earn additional stock units up to a total of two-thirds of the target number of stock units granted to him or her based on the average of the first two years of ROIC performance achieved. During year three of the performance period, the participant may earn up to 200% of the target number of stock units granted to him or her based on the average of all three years of ROIC performance achieved. Stock units that are earned under the LTP will be paid out in shares of our common stock.

Pursuant to the above plans, 19,303,495; 21,571,309; and 6,899,211 shares of our common stock were available for grant at December 31, 2005, 2004, and 2003, respectively.

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

	Year Ended December 31,

	2005		2004		2003

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	17,522,133	$56.17	18,515,231	$53.75	21,352,105	$53.00
Granted	4,462,260	64.71	2,220,450	65.04	2,398,300	55.98
Exercised	(9,408,918)	55.91	(2,942,406)	47.52	(4,955,725)	51.58
Forfeited	(139,266)	57.88	(271,142)	57.23	(279,449)	54.69
Outstanding, end of year	12,436,209	$59.41	17,522,133	$56.17	18,515,231	$53.75
Options exercisable at year end	10,087,771	$59.42	14,878,933	$54.92	15,514,331	$53.27
Weighted-average fair value of options granted during the year	N/A	$12.92	N/A	$16.38	N/A	$14.30

The following table summarizes information about our outstanding stock options as of December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$37.94 – $55.98	4,352,139	3.45 yrs.	$52.27	4,350,039	$52.27
$56.19 – $61.14	4,341,773	6.39	59.05	2,097,623	58.97
$61.44 – $80.55	3,742,297	7.43	68.14	3,640,109	68.22
$37.94 – $80.55	12,436,209	5.67 yrs.	$59.41	10,087,771	$59.42

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted in 2005, 2004, and 2003.

	2005	2004	2003
Risk-free interest rates	3.8%	3.3%	2.9%
Dividend yield	1.9%	1.7%	1.5%
Expected lives (years)	4.8	5.6	5.0
Volatility	20.6%	25.9%	28.4%

Restricted Stock and Other Stock Incentive Plans – Our plans provide for awarding retention shares of common stock or stock units to eligible employees. These awards are subject to forfeiture if employment terminates during the prescribed retention period, generally three or four years. Restricted stock awards are issued to non-employee directors and are subject to forfeiture if certain service requirements are not met. During the year ended December 31, 2005, 115,600 retention shares, stock units, and restricted shares were issued at a weighted-average fair value of $59.35. During the year ended December 31, 2004, 276,575 retention shares, stock units, and restricted shares were issued at a weighted-average fair value of $64.75. During the year ended December 31, 2003, 380,786 retention shares, stock units, and restricted shares were issued at a weighted-average fair value of $55.99. The cost of retention and restricted awards is amortized to expense over the retention period.

During the years ended December 31, 2005, 2004, and 2003, we expensed $21 million, $21 million, and $46 million, respectively, related to the restricted stock and other incentive plans described above.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31:

Millions, Except Per Share Amounts	2005	2004	2003
Income statement data:
Income from continuing operations	$1,026	$604	$1,056
Income from discontinued operations	-	-	255
Cumulative effect of accounting change	-	-	274
Net income available to common shareholders – basic	$1,026	$604	$1,585
Dilutive effect of interest associated with the Convertible Preferred Securities	-	-	34
Net income available to common shareholders – diluted	$1,026	$604	$1,619
Weighted-average number of shares outstanding:
Basic	263.4	259.1	254.4
Dilutive effect of stock options	1.5	1.2	1.5
Dilutive effect of retention shares, stock units and restricted shares	1.6	1.9	1.8
Dilutive effect of Convertible Preferred Securities	-	-	10.3
Diluted	266.5	262.2	268.0
Earnings per share – basic:
Income from continuing operations	$3.89	$2.33	$4.15
Income from discontinued operations	-	-	1.00
Cumulative effect of accounting change	-	-	1.08
Net income	$3.89	$2.33	$6.23
Earnings per share – diluted:
Income from continuing operations	$3.85	$2.30	$4.07
Income from discontinued operations	-	-	0.95
Cumulative effect of accounting change	-	-	1.02
Net income	$3.85	$2.30	$6.04

Common stock options totaling 1.4 million and 3.3 million for 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive. All stock options were dilutive for 2003.

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

Personal Injury – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us in measuring the expense and liability, including unasserted claims. Compensation for work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements.

Our personal injury liability activity was as follows:

Millions of Dollars	2005	2004	2003
Beginning balance	$639	$619	$674
Accruals	247	288	250
Payments	(267)	(268)	(305)
Ending balance at December 31	$619	$639	$619
Current portion, ending balance at December 31	$274	$274	$276

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Personal injury accruals were higher in 2004 due to a 1998 crossing accident verdict upheld in 2004 and a 2004 derailment near San Antonio.

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

During 2004, we determined we could reasonably estimate our liability for unasserted asbestos-related claims because we had sufficient comparable loss data and there was no immediate legislative solution to asbestos litigation. During 2004, we engaged a third-party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing the number and value of these unasserted claims through 2034, based on our average claims experience over a multi-year period. As a result, we increased our liability for asbestos-related claims in the fourth quarter of 2004. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The number of claims received in 2005 will be consistent with average claims received between 2000 and 2003.

•	The number of claims to be filed against us will decline each year after 2005.

•	The average settlement values for asserted and unasserted claims will be equivalent to those experienced between 2002 and 2004.

•	The percentage of claims dismissed between 2002 and 2004 will continue through 2034.

Our asbestos-related liability activity was as follows:

Millions of Dollars	2005	2004	2003
Beginning balance	$324	$51	$58
Accruals	-	287	7
Payments	(13)	(14)	(14)
Ending balance at December 31	$311	$324	$51
Current portion, ending balance at December 31	$16	$17	$9

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 16% of the recorded liability related to asserted claims, and approximately 84% related to unasserted claims. These claims are expected to be paid out over the next 29 years. During the third quarter of 2005, our third-party consultants assisted us in reviewing our actual asbestos claim experience through the first half of 2005 compared to the assumptions used in the 2004 estimate, and we determined that no adjustment to our estimate was necessary at this time. We will continue to review actual experience and adjust our estimate as warranted.

Insurance coverage reimburses us for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries.

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

Additionally, we have a legal obligation to properly dispose of asbestos-containing materials. The estimated fair value of this obligation is $5 million at December 31, 2005, which is recorded as a liability on the Consolidated Statements of Financial Position pursuant to FIN 47.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified approximately 370 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 43 sites that are the subject of actions taken by the U.S. government, 23 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions of Dollars	2005	2004	2003
Beginning balance	$201	$187	$188
Accruals	45	46	26
Payments	(33)	(32)	(27)
Ending balance at December 31	$213	$201	$187
Current portion, ending balance at December 31	$46	$50	$57

The environmental liability includes costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. We believe that we have adequately accrued for our ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Estimates may also vary due to changes in federal, state, and local laws governing environmental remediation. We do not expect current obligations to have a material adverse effect on our results of operations or financial condition.

Guarantees – At December 31, 2005, we were contingently liable for $486 million in guarantees. We have recorded a liability of $7 million for the fair value of these obligations as of December 31, 2005. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

Income Taxes – As previously reported in our Form 10-Q for the quarter ended September 30, 2005, the IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2002. Among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In the fourth quarter of 2005, the IRS National Office issued a Technical Advice Memorandum which left unresolved whether the deductions were proper, pending further factual development by the IRS Examination Team. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS Appeals process, and, if necessary, litigation. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our operating results, financial condition, or liquidity. In addition, the IRS has begun its examination of tax years 2003 and 2004.

Insurance Subsidiaries – We have two consolidated, wholly-owned subsidiaries that provide insurance coverage for certain risks including physical loss or property damage and certain other claims that are subject to reinsurance. At December 31, 2005, current accounts receivable and current accrued casualty costs included $65 million for reinsurance receivables and reinsured liability, respectively, held by one of our insurance subsidiaries related to losses sustained during the West Coast storm in January 2005. This amount may change in the future as facts and circumstances surrounding the claim and the reinsurance are finalized and settled. We collected a partial recovery of our claim from reinsurance of $25 million during the fourth quarter of 2005.

10. Other Income

Other income included the following for the years ended December 31:

Millions of Dollars	2005	2004	2003
Net gain on non-operating asset dispositions	$135	$69	$84
Rental income	59	55	57
Interest income	17	10	8
Sale of receivable fees	(23)	(11)	(10)
Non-operating environmental costs and other	(43)	(35)	(61)
Total	$145	$88	$78

11. Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R). The statement requires that we recognize compensation expense equal to the fair value of stock options or other share-based payments starting January 1, 2006. We adopted the statement on a modified prospective basis, using the Black-Scholes option-pricing model to calculate the fair value of stock options. We expect that the incremental, full-year compensation expense in 2006 related to the adoption of the statement will be approximately $13 million for new awards granted after January 1, 2006 and an additional $2 million for the unvested portion of awards granted in prior years. The expense for awards granted after implementation of Statement No. 123(R) will be based upon their grant-date fair value. The expense for those awards will be based on the estimated number of awards that are expected to vest. That estimate will be revised if subsequent information indicates that the actual number of awards to vest will differ from the estimate. The estimate does not materially impact our calculation of compensation expense.

In March 2005, the FASB issued FIN 47. This interpretation clarifies that the term conditional asset retirement obligations, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity must recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We assessed the impact of the interpretation on our financial statements, determined that we have a legal obligation to properly dispose of asbestos-containing materials, and recorded a $5 million liability at December 31, 2005, for the fair value of this obligation.

In May 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It carries forward without change the previous guidance for reporting the correction of an error and a change in accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In July 2005, the FASB issued an exposure draft, Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109. As drafted, the interpretation would require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit. However, in November 2005 the FASB voted to replace the probable threshold with a more-likely-than-not criterion when determining if the impact of a tax position should be recorded. The FASB expects to issue a final interpretation in the first quarter of 2006. When it is available, we will review the final interpretation to determine the impact it may have on our Consolidated Financial Statements.

In September 2005, the FASB issued an exposure draft, Earnings per Share, an Amendment of FASB Statement No. 128. The draft clarifies guidance for the treasury stock method, contracts that may be settled in cash or shares, and contingently issuable shares. The FASB expects to issue a final statement in the first quarter of 2006. We are currently reviewing this proposed exposure draft to determine the impact it may have on our calculation of earnings per share.

In December 2005, the FASB deliberated issues relating to the limited-scope, first phase of its project to reconsider the accounting for postretirement benefits, including pensions. The FASB decided that the objectives and scope of this phase include, among other items, recognizing the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in the statement of financial position. The FASB expects to issue an Exposure Draft for the initial phase in the first quarter of 2006. In the second multi-year phase of the project, the FASB expects to comprehensively consider a variety of issues related to the accounting for postretirement benefits, including expense recognition, obligation measurement, and whether postretirement benefit trusts should be consolidated by the plan sponsor. We will review the proposed standards when they are available to determine the impact they may have on our Consolidated Financial Statements.

12. Cumulative Effect of Accounting Change

STB accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued FAS 143. This statement was effective for us beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. We concluded that we did not have a legal obligation to remove the track structure, and, therefore, under generally accepted accounting principles, we could not accrue the cost of removal in advance. As a result, reports filed with the SEC will reflect the expense of removing these assets in the period in which they are removed. For STB reporting requirements only, we will continue to follow the historical method of accruing in advance, as prescribed by the STB. FAS 143 also requires us to record a liability for legally obligated asset retirement costs associated with tangible long-lived assets. In the first quarter of 2003, we recorded income from a cumulative effect of accounting change, related to the adoption of FAS 143, of $274 million, net of income tax expense of $167 million. The accounting change had no effect on our liquidity. Had the change been retroactively applied, the change would not have had a material impact on net income and earnings per share.

13. Discontinued Operations

On November 5, 2003, we completed the sale of our entire trucking interest through an initial public offering. As part of the offering, we received cash proceeds of $620 million, including a dividend from OTC of $128 million. As part of the transaction, OTC forgave our intercompany payable to them of $227 million, and we received a $1 million promissory note. We recorded a gain on the sale of $211 million, including an income tax benefit of $126 million in the fourth quarter of 2003. The tax benefit recognized in 2003 is associated with OTC goodwill written off in the fourth quarter of 1998. Revenue from discontinued operations was $1,241 million for the year ended December 31, 2003. Income before income taxes from discontinued operations was $74 million for the year ended December 31, 2003.

14. Selected Quarterly Data (Unaudited)

Selected unaudited quarterly data are as follows:

Millions of Dollars, Except Per Share Amounts

2005	Mar. 31	June 30	Sep. 30[a]	Dec. 31
Operating revenues	$3,152	$3,344	$3,461	$3,621
Operating income	313	468	481	533
Net income	128	233	369	296
Net income per share
Basic	0.49	0.89	1.40	1.11
Diluted	0.48	0.88	1.38	1.10

2004	Mar. 31	June 30	Sep. 30	Dec. 31[b]
Operating revenues	$2,893	$3,029	$3,076	$3,217
Operating income	314	359	418	204
Net income	165	158	202	79
Net income per share
Basic	0.64	0.61	0.78	0.30
Diluted	0.63	0.60	0.77	0.30

[a]	In the third quarter of 2005, we recorded an income tax expense reduction of $118 million.
[b]	In the fourth quarter of 2004, we recognized a $154 million after-tax charge for unasserted asbestos-related claims.

****************************************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer (CEO) and Executive Vice President – Finance and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment management believes that, as of December 31, 2005, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an audit report on our assessment of the Corporation’s internal control over financial reporting. This report appears on page 75.

February 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Union Pacific Corporation, its Directors, and Shareholders:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Union Pacific Corporation and Subsidiary Companies (the Corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2005 of the Corporation and our report dated February 17, 2006 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

Omaha, Nebraska

February 17, 2006

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

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

The following table summarizes the equity compensation plans under which Union Pacific Corporation common stock may be issued as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,069,004	[1]	$60.27	[2]	19,692,695
Equity compensation plans not approved by security holders [3]	2,096,681		$55.00		-
Total	13,165,685		$59.41		19,692,695

[1]	Includes 729,476 retention units that do not have an exercise price. Does not include 287,940 retention shares that are actually issued and outstanding.
[2]	Does not include the retention units or retention shares described above in footnote [1].
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

Item 14. Principal Accounting Fees and Services

Information concerning the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years in each of the following categories: (i) audit fees, (ii) audit – related fees, (iii) tax fees, and (iv) all other fees, is set forth in the Audit Committee Report segment of the Proxy Statement and is incorporated herein by reference.

Information concerning our Audit Committee’s policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent registered public accounting firm is set forth in the Audit Committee segment of the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits:

(1)	Financial Statements

The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8, on page 43.

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Item 8, or notes thereto.

(3)	Exhibits

Exhibits are listed in the exhibit index on page 82. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February, 2006.

UNION PACIFIC CORPORATION

By	/s/ James R. Young
James R. Young President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 24th day of February, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ James R. Young James R. Young President, Chief Executive Officer and Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Robert M. Knight, Jr. Robert M. Knight, Jr., Executive Vice President – Finance and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Richard J. Putz Richard J. Putz, Vice President and Controller

DIRECTORS:

Philip F. Anschutz*	Spencer F. Eccles*
Richard K. Davidson*	Judith Richards Hope*
Erroll B. Davis, Jr.*	Michael W. McConnell*
Thomas J. Donohue*	Steven R. Rogel*
Archie W. Dunham*	Ernesto Zedillo Ponce de Leon*

* By	/s/ Thomas E. Whitaker
Thomas E. Whitaker, Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,	2005	2004	2003
Allowance for doubtful accounts:
Balance, beginning of period	$107	$101	$108
Charged to expense	2	11	13
Net recoveries / (write-offs)	17	(5)	(20)
Balance, end of period	$126	$107	$101
Allowance for doubtful accounts are presented in the Consolidated Statements of Financial Position as follows:
Current	$16	$19	$17
Long-term	110	88	84
Balance, end of period	$126	$107	$101
Accrued casualty costs:
Balance, beginning of period	$1,303	$989	$1,077
Charged to expense	409	683	403
Cash payments and other reductions	(358)	(369)	(491)
Balance, end of period	$1,354	$1,303	$989
Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$478	$419	$394
Long-term	876	884	595
Balance, end of period	$1,354	$1,303	$989

Union Pacific Corporation

Exhibit Index

Exhibit No.	Description

Filed with this Statement

10(a)	Form of 2006 Long Term Plan Stock Unit Agreement.

10(b)	Form of Stock Unit Agreement for Executives.

10(c)	Form of Non-Qualified Stock Option Agreement for Executives.

10(d)	UPC Executive Incentive Plan, effective May 5, 2005.

10(e)	Supplemental Thrift Plan of UPC, as amended December 21, 2005.

10(f)	The Supplemental Pension Plan for Officers and Managers of UPC and Affiliates, as amended December 21, 2005.

10(g)	Executive Incentive Plan (2005) – Deferred Compensation Program, as amended December 21, 2005.

12	Ratio of Earnings to Fixed Charges.

21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.

23	Independent Registered Public Accounting Firm’s Consent.

24	Powers of attorney executed by the directors of UPC.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James R. Young and Robert M. Knight, Jr.

Incorporated by Reference

3(a)

Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

3(b)	By-Laws of UPC, as amended, effective July 1, 2005, are incorporated herein by reference to Exhibit 3(b) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4(a)	Indenture, dated as of December 20, 1996, between UPC and Citibank, N.A., as Trustee, is incorporated herein by reference to Exhibit 4.1 to UPC’s Registration Statement on Form S-3 (No. 333-18345).

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

10(h)

Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding Company, Inc., Union Pacific Merger Co. and Southern Pacific Rail Corporation (SP) is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(i)

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

10(j)

Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR, SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(k)	UPC 2001 Stock Incentive Plan, dated April 20, 2001, is incorporated herein by reference to Exhibit 99 to UPC’s Current Report on Form 8-K dated March 8, 2001.

10(l)	UPC 2004 Stock Incentive Plan, effective as of April 16, 2004, is incorporated herein by reference to Exhibit 10 to UPC’s Current Report on Form 8-K dated March 10, 2004.

10(m)	UP Shares Stock Option Plan of UPC, effective April 30, 1998, is incorporated herein by reference to Exhibit 4.3 to UPC’s Registration Statement on Form S-8 (No. 333-57958).

10(n)

The Executive Incentive Plan of UPC, as amended May 31, 2001, is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10(o)

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

10(q)	UPC 2000 Directors Stock Plan is incorporated herein by reference to Exhibit 99 to UPC’s Current Report on Form 8-K filed March 9, 2000.

10(r)	UPC Key Employee Continuity Plan dated November 16, 2000, is incorporated herein by reference to Exhibit 10(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

10(u)

The UPC Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, as amended January 1, 2003, is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

10(v)

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

10(x)

Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(y)	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(z)

Form of Stock Unit Agreement for Executive Incentive Premium Exchange Program is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(aa)

Form of Non-Qualified Stock Option Agreement for Directors is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.