Form 10-Q
period 2006-06-30
UNION PACIFIC CORP
filed 2006-08-04
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☐  Yes    ☑  No

As of July 31, 2006, there were 269,349,582 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, For the Three Months Ended June 30,	2006	2005
Operating revenue	$3,923	$3,344

Operating expenses:
Salaries, wages, and employee benefits	1,140	1,075
Fuel and utilities	794	597
Equipment and other rents	371	340
Depreciation	308	292
Materials and supplies	178	128
Casualty costs	110	104
Purchased services and other costs	305	340
Total operating expenses	3,206	2,876
Operating income	717	468
Other income	29	29
Interest expense	(120)	(128)
Income before income taxes	626	369
Income taxes	(236)	(136)
Net income	$390	$233
Share and Per Share

Earnings per share – basic	$1.45	$0.89
Earnings per share – diluted	$1.44	$0.88

Weighted average number of shares – basic	269.3	262.8
Weighted average number of shares – diluted	272.1	265.6
Dividends declared per share	$0.30	$0.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, For the Six Months Ended June 30,	2006	2005
Operating revenue	$7,633	$6,496

Operating expenses:
Salaries, wages, and employee benefits	2,269	2,174
Fuel and utilities	1,486	1,136
Equipment and other rents	738	693
Depreciation	611	581
Materials and supplies	342	263
Casualty costs	220	199
Purchased services and other costs	645	669
Total operating expenses	6,311	5,715
Operating income	1,322	781
Other income	39	49
Interest expense	(240)	(260)
Income before income taxes	1,121	570
Income taxes	(420)	(209)
Net income	$701	$361
Share and Per Share

Earnings per share – basic	$2.61	$1.38
Earnings per share – diluted	$2.58	$1.36

Weighted average number of shares – basic	268.8	262.1
Weighted average number of shares – diluted	271.6	265.0
Dividends declared per share	$0.60	$0.60

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, Except Share and Per Share Amounts	June 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$262	$773
Accounts receivable, net	748	747
Materials and supplies	433	331
Current deferred income taxes	280	304
Other current assets	164	170
Total current assets	1,887	2,325
Investments:
Investments in and advances to affiliated companies	817	789
Other investments	14	17
Total investments	831	806
Properties:
Road	34,785	33,812
Equipment	7,664	7,675
Other	196	210
Total cost	42,645	41,697
Accumulated depreciation	(10,154)	(9,722)
Net properties	32,491	31,975
Other assets	798	514
Total assets	$36,007	$35,620
Liabilities and Common Shareholders’ Equity

Current liabilities:
Accounts payable	$665	$783
Accrued wages and vacation	424	415
Accrued casualty costs	490	478
Income and other taxes	268	212
Dividends and interest	239	252
Debt due within one year	391	656
Equipment rents payable	120	130
Other current liabilities	517	458
Total current liabilities	3,114	3,384
Debt due after one year	6,678	6,760
Deferred income taxes	9,534	9,482
Accrued casualty costs	877	876
Retiree benefits obligation	846	855
Other long-term liabilities	543	556
Commitments and contingencies (Note 8)
Total liabilities	21,592	21,913
Common shareholders’ equity:
Common shares, par value $2.50 per share; 500,000,000 shares authorized; 275,964,611 and 275,798,611 shares issued, respectively	690	689
Paid-in-surplus	3,937	3,915
Retained earnings	10,472	9,932
Treasury stock	(451)	(599)
Accumulated other comprehensive loss	(233)	(230)
Total common shareholders’ equity	14,415	13,707
Total liabilities and common shareholders’ equity	$36,007	$35,620

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, For the Six Months Ended June 30,	2006	2005
Operating Activities
Net income	$701	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	611	581
Deferred income taxes	81	155
Stock-based compensation expense	20	13
Net gains from non-operating asset sales	(15)	(42)
Other, net	(63)	(34)
Changes in current assets and liabilities, net	(102)	103
Cash provided by operating activities	1,233	1,137
Investing Activities
Capital investments	(1,131)	(1,078)
Proceeds from asset sales	45	87
Other investing activities, net	(298)	(475)
Cash used in investing activities	(1,384)	(1,466)
Financing Activities
Dividends paid	(160)	(156)
Debt repaid	(342)	(639)
Net proceeds from equity compensation plans	122	98
Excess tax benefits from equity compensation plans	20	-
Other financing activities, net	-	213
Cash used in financing activities	(360)	(484)
Net change in cash and cash equivalents	(511)	(813)
Cash and cash equivalents at beginning of period	773	977
Cash and cash equivalents at end of period	$262	$164
Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$(1)	$(148)
Materials and supplies	(102)	(39)
Other current assets	6	10
Accounts, wages, and vacation payable	(109)	116
Other current liabilities	104	164
Total	$(102)	$103
Supplemental Cash Flow Information:
Non-cash financing activity, cash dividends declared but not yet paid	$79	$77
Cash (paid)/refunded during the period for:
Interest	$(254)	$(262)
Income taxes, net	(214)	1

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

							Accumulated Other Comprehensive Income/(Loss)
Millions of Dollars Thousands of Shares	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	Minimum Pension Liability Adj.	Foreign Currency Trans. Adj.	Derivative Adj.	Total
Balance at January 1, 2006	275,799	(9,164)	$689	$3,915	$9,932	$(599)	$(211)	$(13)	$(6)	$13,707
Comprehensive income:
Net income			-	-	701	-	-	-	-	701
Other comp. income/(loss) [a]			-	-	-	-	2	(5)	-	(3)
Total comprehensive income/(loss)			-	-	701	-	2	(5)	-	698
Conversion, exercises of stock options, forfeitures, and other	166	2,408	1	22	-	148	-	-	-	171
Dividends declared ($0.60 per share)			-	-	(161)	-	-	-	-	(161)
Balance at June 30, 2006	275,965	(6,756)	$690	$3,937	$10,472	$(451)	$(209)	$(18)	$(6)	$14,415

[a] Net of tax of $(3).

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

1.    Responsibilities for Financial Statements – Our Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Our Consolidated Statement of Financial Position at December 31, 2005 is derived from audited financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2005 annual report on Form 10-K. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006. Certain prior year amounts have been reclassified to conform to the 2006 Consolidated Financial Statement presentation. These reclassifications were not material, individually or in aggregate.

2.    Stock-Based Compensation – We have several stock-based compensation plans under which employees and non-employee directors receive stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. There were 18 million shares authorized and available for grant as stock-based compensation at June 30, 2006.

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

As a result of the adoption of FAS 123(R), we recognized expense for stock options in the first six months of 2006, in addition to retention awards, which were expensed prior to 2006. Stock-based compensation expense for the three and six months ended June 30, 2006 was $5 million and $12 million, respectively, after tax, or $0.02 and $0.05 per basic and diluted share, respectively. This includes $2 million and $5 million for stock options and $3 million and $7 million for retention awards for the three and six month periods, respectively. Before taxes, stock-based compensation expense included $4 million and $8 million for stock options and $5 million and $12 million for retention awards for the three and six month periods, respectively. We recorded $20 million of excess tax benefits as an inflow of financing activities in the Consolidated Statements of Cash Flows for the six months ended June 30, 2006.

Prior to the adoption of FAS 123(R), we applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense related to stock option grants was reflected in net income, as all options granted under those plans had a grant price equal to the market value of our common stock on the date of grant. Stock-based compensation expense related to retention shares, stock units, and other incentive plans was reflected in net income. The following table details the effect on net income and earnings per share had compensation expense for all of our stock-based awards, including stock options, been recorded in the three and six months ended June 30, 2005 based on the fair value method under FASB Statement No. 123, Accounting for Stock-Based Compensation.

Millions of Dollars, Except Per Share Amounts	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$ 233	$ 361
Stock-based employee compensation expense included in reported net income, net of tax	3	8
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax [a]	(7)	(29)
Pro forma net income	$ 229	$ 340
EPS – basic, as reported	$ 0.89	$ 1.38
EPS – basic, pro forma	$ 0.87	$ 1.30
EPS – diluted, as reported	$ 0.88	$ 1.36
EPS – diluted, pro forma	$ 0.86	$ 1.28

[a]	Stock options for executives granted in 2002 and 2003 included a reload feature. This reload feature allowed executives to exercise their options using shares of Union Pacific Corporation common stock that they already owned and obtain a new grant of options in the amount of the shares used for exercise plus any shares withheld for tax purposes. The reload feature of these option grants could only be exercised if the price of our common stock increased at least 20% from the price at the time of the reload grant. During the three and six months ended June 30, 2005, reload option grants represented $0.3 million and $12 million, respectively, of the pro forma expense noted above. There were no reload option grants during 2006 as stock options exercised after January 1, 2006 are not eligible for the reload feature.

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the weighted-average of the assumptions used when valuing these separate groups:

	2006	2005
Risk-free interest rates	4.5%	3.7%
Dividend yield	1.4%	1.9%
Expected lives (years)	6.0	4.8
Volatility	25.4%	21.0%
Weighted-average grant-date fair value of options granted	$24.98	$12.30

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

A summary of stock option activity during the first six months of 2006 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2006	12,436,209	$ 59.41
Granted	1,396,800	86.05
Exercised	(2,668,283)	56.38
Forfeited or expired	(37,750)	62.87
Outstanding at June 30, 2006	11,126,976	$ 63.47
Options exercisable at June 30, 2006	9,673,976	$ 60.26

The weighted-average remaining contractual terms of options outstanding and exercisable at June 30, 2006 were 6.1 years and 5.6 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2006 were $328 million and $316 million, respectively.

Stock options are granted at market price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. While the majority of the options that were granted in 2006 will vest over a three-year service period, a smaller percentage of options awarded in 2006 and the nonvested options that were awarded in prior years will vest two years from their grant date. None of the stock options outstanding at June 30, 2006 are subject to performance or market-based vesting conditions.

At June 30, 2006, there was $29 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2006	2005	2006	2005
Aggregate grant-date fair value of stock options vested	$ -	$ -	$ 26	$ 31
Intrinsic value of stock options exercised	24	6	87	57
Cash received from option exercises	35	41	131	117
Tax benefit realized from option exercises	8	2	32	21

Retention Awards – The fair value of retention awards is based on the market price of the stock at the grant date.

Changes in our retention awards during the first six months of 2006 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,005,276	$ 58.88
Granted	443,700	86.05
Vested	(186,203)	56.20
Forfeited	(10,599)	70.95
Nonvested at June 30, 2006	1,252,174	$ 68.81

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

At June 30, 2006, there was $42 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.6 years. A portion of this expense is subject to achievement of the performance criteria under the LTP.

3.    Operations and Segmentation – The Railroad, along with its subsidiaries and rail affiliates, is our one reportable business segment. Although revenue is analyzed by commodity, we analyze the net financial results of the Railroad as one segment due to the integrated nature of the rail network.

4.    Financial Instruments

Strategy and Risk – We may use derivative financial instruments in limited instances for other than trading purposes to assist in managing our overall exposure to fluctuations in interest rates and fuel prices. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes.

Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. Changes in the fair market value of derivative financial instruments that do not qualify for hedge accounting are charged to earnings. We may use swaps, collars, futures, and/or forward contracts to mitigate the risk of adverse movements in interest rates and fuel prices; however, the use of these derivative financial instruments may limit future benefits from favorable price movements.

Market and Credit Risk – We address market risk by selecting derivative financial instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At June 30, 2006 and December 31, 2005, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

Determination of Fair Value – We determined the fair values of our derivative financial instrument positions at June 30, 2006 and December 31, 2005 based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable swap rate.

Interest Rate Fair Value Hedges – We manage our overall exposure to fluctuations in interest rates by adjusting the proportion of fixed and floating rate debt instruments within our debt portfolio over a given period. We generally manage the mix of fixed and floating rate debt through the issuance of targeted amounts of each as debt matures or as we require incremental borrowings. We employ derivatives, primarily swaps, as one of the tools to obtain the targeted mix. In addition, we also obtain flexibility in managing interest costs and the interest rate mix within our debt portfolio by evaluating the issuance of and managing outstanding callable fixed-rate debt securities.

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in interest rates. We account for swaps as fair value hedges using the short-cut method pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, we do not record any ineffectiveness within our Consolidated Financial Statements.

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions of Dollars, Except Percentages	June 30, 2006	December 31, 2005
Interest rate fair value hedging:
Amount of debt hedged	$ 750	$ 750
Percentage of total debt portfolio	11%	10%
Gross fair value liability position	$ (27)	$ (17)

The use of interest rate hedging increased our interest expense by $2 million and $3 million during the respective three- and six-month periods ended June 30, 2006; whereas, the use of interest rate hedging reduced our interest expense by $2 million and $5 million during the three- and six-month periods ended June 30, 2005, respectively.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At June 30, 2006, we had a reduction of $6 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of June 30, 2006 and December 31, 2005, we had no interest rate cash flow hedges outstanding.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at both June 30, 2006 and December 31, 2005. The value of the outstanding undivided interest held by investors under the facility was $600 million at both June 30, 2006 and December 31, 2005. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,180 million and $1,226 million of accounts receivable held by UPRI at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, the value of the interest retained by UPRI was $580 million and $626 million, respectively. The interest in accounts receivable held by UPRI is included in accounts receivable in our Consolidated Financial

Statements, whereas the interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for its responsibilities. The Railroad collected approximately $4 billion and $3 billion during the three months ended June 30, 2006 and 2005, respectively, and $8 billion and $6 billion during the six months ended June 30, 2006 and 2005, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $9 million and $6 million for the three months ended June 30, 2006 and 2005, respectively, and $16 million and $10 million for the six months ended June 30, 2006 and 2005, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad have no recourse to the assets of UPRI. The sale of receivables program expires in August 2006. The facility is in the process of being renewed for an additional year.

5.    Debt

Credit Facilities – On June 30, 2006, we had $2 billion in revolving credit facilities available, including $1 billion under a five-year facility expiring in March 2009 and $1 billion under a five-year facility expiring in March 2010 (collectively, the “facilities”). The facilities are designated for general corporate purposes and support the issuance of commercial paper. Neither of the facilities were drawn as of June 30, 2006. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. These facilities allow for borrowings at floating rates based on London Interbank Offered Rates (LIBOR), plus a spread, depending upon our senior unsecured debt ratings. The facilities require the maintenance of a minimum net worth and a debt to net worth coverage ratio. At June 30, 2006, we were in compliance with these covenants. The facilities do not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require the posting of collateral.

In addition to our revolving credit facilities, we also had $150 million in uncommitted lines of credit available, including $75 million that expires in March 2007 and $75 million expiring in May 2007. Neither of these lines of credit were used as of June 30, 2006, and we must have equivalent credit available under our five-year facilities to draw on these $75 million lines.

Shelf Registration Statement – Under a current shelf registration statement, we may issue any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. At June 30, 2006, we had $500 million remaining for issuance under the current shelf registration statement. We have no immediate plans to issue any securities; however, we routinely consider and evaluate opportunities to replace existing debt or access capital through issuances of debt securities under this shelf registration, and, therefore, we may issue debt securities at any time.

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

The components of our net periodic pension costs were as follows:

	Pension
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2006	2005	2006	2005
Service cost	$ 8	$ 8	$ 16	$ 17
Interest cost	29	30	58	59
Expected return on plan assets	(34)	(33)	(68)	(67)
Amortization of:
Prior service cost	2	2	4	4
Actuarial loss	4	2	9	5
Total net periodic benefit cost	$ 9	$ 9	$ 19	$ 18

The components of our net periodic OPEB costs were as follows:

	OPEB
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2006	2005	2006	2005
Service cost	$ 2	$ 2	$ 3	$ 3
Interest cost	7	6	14	13
Amortization of:
Prior service cost (credit)	(7)	(6)	(14)	(12)
Actuarial loss	4	3	8	6
Total net periodic benefit cost	$ 6	$ 5	$ 11	$ 10

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

7.     Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, Except Per Share Amounts	2006	2005	2006	2005
Net income	$390	$233	$701	$361
Weighted average number of shares outstanding:
Basic	269.3	262.8	268.8	262.1
Dilutive effect of stock options	2.2	1.2	2.2	1.2
Dilutive effect of retention awards	0.6	1.6	0.6	1.7
Diluted	272.1	265.6	271.6	265.0
Earnings per share – basic	$1.45	$0.89	$2.61	$1.38
Earnings per share – diluted	$1.44	$0.88	$2.58	$1.36

Common stock options totaling 1.4 million shares for both the three and six months ended June 30, 2006, and 1.4 million and 2.5 million shares for the three and six months ended June 30, 2005, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

8.    Commitments and Contingencies

Asserted and Unasserted Claims – Various claims and lawsuits are pending against us and certain of our subsidiaries. It is not possible at this time for us to determine fully the effect of all unasserted claims on our consolidated results of operations, financial condition, or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity after taking into account liabilities previously recorded for these matters.

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

Our personal injury liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2006	2005
Beginning balance	$619	$639
Accruals	150	128
Payments	(124)	(145)
Ending balance	$645	$622
Current portion, ending balance	$272	$274

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

Since 2004, we have used a third party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing the number and value of these unasserted claims through 2034, based on our average claims experience over a multi-year period. The liability for resolving both asserted and unasserted claims is based on the following assumptions:

•	The number of claims to be filed against us will decline each year after 2005.

•	The average settlement values for asserted and unasserted claims will be equivalent to those experienced between 2002 and 2004.

•	The percentage of claims dismissed between 2002 and 2004 will continue through 2034.

Our asbestos-related liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2006	2005
Beginning balance	$ 311	$ 324
Accruals	-	-
Payments	(5)	(6)
Ending balance	$ 306	$ 318
Current portion, ending balance	$ 16	$ 17

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. At June 30, 2006 and December 31, 2005, approximately 16% of the recorded liability related to asserted claims, and approximately 84% related to unasserted claims. These claims are expected to be paid out through 2034. During the third quarter of 2005, our third-party consultants assisted us in reviewing our actual asbestos claim experience through the first half of 2005 compared to the assumptions used in the 2004 estimate, and we determined that no adjustment to our estimate was necessary. We will continue to review actual experience and adjust our estimate as warranted.

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

Additionally, we have a legal obligation to properly dispose of asbestos-containing materials. The estimated fair value of this obligation is $5 million at both June 30, 2006 and December 31, 2005, which was recorded as a long-term liability.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified approximately 371 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 39 sites that are the subject of actions taken by the U.S. government, 22 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2006	2005
Beginning balance	$ 213	$ 201
Accruals	15	21
Payments	(20)	(15)
Ending balance	$ 208	$ 207
Current portion, ending balance	$ 49	$ 50

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

Guarantees – At June 30, 2006, we were contingently liable for $483 million in guarantees. We have recorded a liability of $6 million for the fair value of certain of these obligations as of June 30, 2006. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to the financing of our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.

Income Taxes – As previously reported in note 3 to our Consolidated Financial Statements, Item 8, in our 2005 annual report on Form 10-K, the IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2002. Among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In 2005, the IRS national office issued a Technical Advice Memorandum that left unresolved whether the deductions were proper pending further factual development by the IRS examination team. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS appeals process, and, if necessary, litigation. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our operating results, financial condition, or liquidity. In addition, tax years 2003 and 2004 are currently under examination by the IRS.

9.    Other Income – Other income included the following for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2006	2005	2006	2005
Net gains from non-operating asset sales	$9	$28	$15	$42
Rental income	28	14	41	27
Interest income	3	4	8	11
Sale of receivables program fees	(9)	(6)	(16)	(10)
Non-operating environmental costs and other	(2)	(11)	(9)	(21)
Total	$29	$29	$39	$49

10.    Accounting Pronouncements – In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). The interpretation requires us to recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement of a tax position only if that position is more likely than not to be sustained during a tax audit. The interpretation is effective for us beginning in the first quarter of 2007. Any change in accrued tax assets or liabilities required upon adoption of the interpretation will be an adjustment to beginning retained earnings. We are currently assessing the impact FIN 48 may have on our Consolidated Financial Statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 Compared to

Three and Six Months Ended June 30, 2005

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2005 annual report on Form 10-K. There have been no significant changes with respect to these policies during the first six months of 2006.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.44 per diluted share, or net income of $390 million, in the second quarter of 2006 compared to earnings of $0.88 per diluted share, or net income of $233 million, for the second quarter of 2005. Year-to-date net income was $701 million versus $361 million for the same period in 2005. Improved yields, fuel surcharges, and record commodity volume levels drove a 53% and 69% increase in operating income for the second quarter and year-to-date periods, respectively. Substantially higher fuel prices; volume-related expenses; wage, benefit, and materials inflation; and personal injury costs partially offset the higher revenues. In addition, mild winter weather conditions, network management initiatives, and capacity improvements contributed to improved financial results compared to the first six months of 2005, which were hampered by the January West Coast storm and operational disruptions on the Southern Powder River Basin (SPRB) Joint Line (track jointly owned by UPRR and BNSF Railway Company (BNSF)). The January West Coast storm reduced net income by approximately $34 million in the first quarter of 2005, while the SPRB Joint Line disruption, which began in mid-May, reduced net income by approximately $24 million in the second quarter of 2005.

In the second quarter of 2006, we handled record volume, exceeding the same period of 2005 by 5%. For the first time ever, we moved over 200,000 carloads in a seven-day period. Despite record volumes, average train speed held constant, while average terminal dwell time increased slightly compared to the second quarter of 2005. However, through enhanced employee and equipment productivity, we handled the record volume more efficiently and converted the strong demand and yield increases into improved financial results. This is evident in our record operating income of $717 million and a 4.3 point improvement in our operating ratio in the second quarter of 2006 versus the second quarter of 2005.

In conjunction with robust demand for our rail services, we continue to focus on increasing velocity, improving asset utilization, and growing our capacity. In the second quarter of 2005, we began implementation of the Unified Plan, a major initiative to help us achieve these goals by simplifying our network and reducing car handlings and work events. In the second quarter of 2006 compared to the same period of 2005, we decreased the rate of car handlings or switches at intermediate terminals and the rate of en route work events by 9% and 17%, respectively, excluding energy carloads. In addition, we have increased the proportion of point-to-point (or direct) trains from 33% to 44% since the inception of the Unified Plan.

During the second quarter of 2006, we focused on operational fluidity and capacity in the Southern Region by, among other things, adding more run-through trains to and from Mexico and reducing work events on the Sunset Corridor. In support of our Unified Plan efforts, we recently realigned our network operating management by eliminating the Central Region and redistributing that territory between our Northern and Southern Regions. This move supports the train flows on the northern portion of our railroad by bringing unified management to all Central Corridor routes, as well as the high volume eastern gateways of Chicago and St. Louis.

Operating Revenue

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2006	2005	Change	2006	2005	Change
Commodity revenue	$3,742	$3,196	17%	$7,285	$6,200	17%
Other revenue	181	148	22	348	296	18
Total operating revenue	$3,923	$3,344	17%	$7,633	$6,496	18%

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

All six business groups experienced double digit revenue growth during the second quarter of 2006. Fuel surcharges, price increases, and index-based contract escalators, which are formulas in our shipping contracts that correlate price adjustments to certain economic indexes, all contributed to higher average revenue per car (ARC). Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated an additional $186 million in commodity revenue compared to the same period in 2005, contributing 6% revenue growth. Volume increased 5% during the second quarter led by substantial growth in energy, intermodal, and automotive shipments, which was partially offset by lower industrial products shipments. Energy volume growth contributed 2% of the total volume growth as 2005 coal shipments were hampered by the SPRB Joint Line disruptions.

Revenue growth during the first half of 2006 resulted from fuel surcharges, higher volumes, and index-based contract escalators in comparison to the same period in 2005. The year-over-year growth is also partially attributable to lower volume in 2005 due to the January West Coast storm and SPRB Joint Line disruptions. Our fuel surcharge programs generated an additional $377 million in commodity revenue for the first six months of 2006 compared to 2005, contributing 6% revenue growth.

Subsidiary and accessorial revenue increased other revenue in the second quarter and year-to-date periods of 2006, mainly driven by higher volumes. In addition, we generated higher subsidiary revenue from Bay Pacific Financial L.L.C. (Bay Pacific), an intermodal equipment leasing entity, as we acquired our joint venture partner’s interest in Bay Pacific during the third quarter of 2005.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and average revenue per car by commodity type:

Commodity Revenue	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Agricultural	$ 565	$ 463	22%	$1,128	$ 911	24%
Automotive	390	329	18	751	622	21
Chemicals	537	458	17	1,038	899	15
Energy	733	629	16	1,432	1,297	10
Industrial products	823	719	15	1,598	1,349	19
Intermodal	694	598	16	1,338	1,122	19
Total	$3,742	$3,196	17%	$7,285	$6,200	17%

Revenue Carloads	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Thousands, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Agricultural	225	215	5%	459	431	7%
Automotive	225	211	7	435	403	8
Chemicals	234	235	-	452	463	(2)
Energy	575	525	9	1,125	1,099	2
Industrial products	387	398	(3)	753	756	-
Intermodal	864	807	7	1,679	1,539	9
Total	2,510	2,391	5%	4,903	4,691	5%

Average Revenue	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Per Car, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Agricultural	$2,510	$2,152	17%	$2,456	$2,114	16%
Automotive	1,735	1,565	11	1,729	1,545	12
Chemicals	2,285	1,946	17	2,294	1,942	18
Energy	1,273	1,198	6	1,272	1,180	8
Industrial products	2,131	1,810	18	2,123	1,785	19
Intermodal	803	740	9	797	729	9
Total	$1,490	$1,337	11%	$1,486	$1,322	12%

Agricultural – Price increases, volume growth, and fuel surcharges increased commodity revenue in the second quarter and six-month periods of 2006 versus 2005. Strong domestic markets in Texas and California drove higher grain shipments, which were partially offset by a decline in the export feed-grain market. Shipments of ethanol and co-products of ethanol experienced strong growth in the second quarter and year-to-date periods as demand remained positive. Mexico volume was up 11% quarter over quarter driven by strength in northbound shipments of import beer and southbound shipments of meals, cottonseed, and ethanol co-products. Price and fuel surcharge increases drove ARC improvement in both periods.

Automotive – Revenue increased in the second quarter of 2006 due to fuel surcharges, volume growth, and price increases. Finished vehicle shipments grew in both periods as higher manufacturer inventories at the end of 2005 translated into strong demand for transportation in the first half of 2006. Higher shipments of finished vehicles from DaimlerChrysler, Ford, and GM and higher import volumes from Toyota also drove the volume increase. Automotive parts shipments also grew, but to a lesser extent in the second quarter and year-to-date periods compared to 2005. Fuel surcharges and price increases, coupled with the increase in higher ARC vehicle shipments, drove the ARC improvement.

Chemicals – Revenue increased in the second quarter and year-to-date periods of 2006 primarily due to price increases, fuel surcharges, and index-based contract escalators, which also drove ARC improvement. Volume was flat in the second quarter and down year-to-date due to softer export markets for fertilizer, plastics, and liquid and dry chemicals, offset by strong petroleum products shipments. An agreement providing the BNSF access to certain facilities in the Bayport, Texas area also contributed to the lower plastics shipments.

Energy – Revenue increased in the second quarter due to volume growth, fuel surcharges, price increases, and index-based contract escalators, which also drove ARC improvement. Carloadings for the quarter increased 9% as 2005 coal shipments were hampered by the SPRB Joint Line disruptions. Conversely, shipments from the Colorado and Utah mines declined 7% due to mine shutdowns that started in the first quarter of 2006 and continued into the second quarter. Year-to-date carloadings increased 2% as a result of increased coal shipments over the SPRB Joint Line that were partially offset by the mine shutdowns in Colorado and Utah.

Industrial Products – Price increases, fuel surcharges, and the positive mix impact of transporting more shipments with a higher average ARC generated revenue growth in the second quarter and six-month periods of 2006. Volume levels decreased in the second quarter due to lower newsprint and fiber, lumber, and recyclable shipments, which were partially offset by higher steel and stone shipments. Strong domestic markets for construction materials and pipe fueled growth in steel shipments. Demand, larger trains, and cycle time improvements drove the increase in stone shipments. Year-to-date volume was flat compared to 2005 as growth in stone, steel, and cement shipments was offset by lower newsprint and fiber and recyclable moves, leading to the favorable ARC impact.

Intermodal – Strong volume growth, fuel surcharges, price increases and index-based contract escalators led to higher revenue in the second quarter and year-to-date periods of 2006. Carloadings during both periods grew due to strong imports, primarily from Asia. Domestic traffic volume declined slightly in the second quarter of 2006 due to softness in the eastbound market from Los Angeles and all outbound markets from New Orleans, which have not recovered from the impact of Hurricane Katrina. However, traffic volume was up year-to-date as the January West Coast storm limited first quarter volume levels in 2005. ARC in the second quarter and year-to-date periods of 2006 improved due to fuel surcharges, price increases, and index-based contract escalators.

Mexico Business – Each commodity group discussed above includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 22% to $340 million in the second quarter of 2006 and 24% to $653 million for the first half of 2006 versus 2005. Price increases, fuel surcharges, and volume growth in finished vehicles, automotive parts, import beer, dry feed ingredients, and plastics drove revenue growth in both the quarterly and year-to-date periods.

Operating Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Salaries, wages, and employee benefits	$1,140	$1,075	6%	$2,269	$2,174	4%
Fuel and utilities	794	597	33	1,486	1,136	31
Equipment and other rents	371	340	9	738	693	6
Depreciation	308	292	5	611	581	5
Materials and supplies	178	128	39	342	263	30
Casualty costs	110	104	6	220	199	11
Purchased services and other costs	305	340	(10)	645	669	(4)
Total	$3,206	$2,876	11%	$6,311	$5,715	10%

Operating expenses increased $330 million and $596 million in the second quarter and six-month periods of 2006 versus the comparable periods in 2005, respectively. A 29% increase in locomotive fuel prices for both periods accounted for $166 million and $311 million of this increase, respectively. Our fuel surcharge programs helped offset these expenses in the form of higher revenue, recovering approximately 80% and 86% of the additional expense incurred above the base fuel price of $0.75 per gallon for the second quarter and year-to-date periods of 2006, respectively. A majority of our fuel surcharges are based on U.S. average diesel fuel prices two months prior. The recovery percentage declined from 92% in the first quarter of 2006 due to the effect of this two-month timing lag during a period of rising fuel prices. Inflation of wages, benefits, and materials and supplies; a larger workforce; volume-related expenses; higher locomotive and freight car maintenance and lease expenses; personal injury costs;

and increased management compensation costs accounted for most of the additional increase. Lower training costs, an improved fuel consumption rate, and improved car cycle times (which reduced freight car rental expense) partially offset these costs. Finally, the comparability of the year-to-date operating expenses is affected by the January 2005 West Coast storm, which resulted in additional clean-up and restoration costs.

Salaries, Wages, and Employee Benefits – General wage and benefit inflation increased expenses in the second quarter and year-to-date periods of 2006, reflecting higher salaries and wages and the impact of higher healthcare and other benefit costs. A larger workforce, driven by higher volume levels, and higher management compensation costs (in part driven by stock compensation expense) drove higher expenses. Conversely, lower crew training costs, reduced protection costs, and operational improvements boosted by network management initiatives and investment in capacity partially offset these costs. Protection costs represent the differential payment when the wage earned for active employment is lower than an employee’s protected rate of pay. An individual’s protected rate is imposed by the Surface Transportation Board for employees adversely affected by a merger or is established by collective bargaining agreements with our labor unions in certain cases. Year-to-date expenses were also comparatively lower as the first quarter of 2005 included higher labor expenses associated with the January West Coast storm.

Fuel and Utilities – Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. Higher diesel fuel prices, which averaged $2.15 per gallon (including taxes and transportation costs) in the second quarter of 2006 compared to $1.67 per gallon in the same period in 2005, increased expenses by $166 million. A 5% increase in gross ton-miles resulted in $25 million of additional expenses. However, we improved our consumption rate by 2% through both fuel conservation programs and the use of newer, more fuel-efficient locomotives, which provided a $6 million reduction in expense compared to 2005. Gasoline, utilities, and propane and other fuel expenses increased $12 million in the second quarter of 2006 due to higher prices. Year-to-date, higher diesel prices of $2.01 compared to $1.56 in 2005 contributed to $311 million of increased expense. A 3% increase in gross ton-miles added $33 million, which was partially offset by a 2% improvement in our consumption rate, which reduced expenses by $12 million.

Equipment and Other Rents – Equipment and other rents primarily includes rental expense the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. In the second quarter and year-to-date periods of 2006 compared to 2005, the number of leased locomotives and freight cars increased, resulting in additional lease expense. Strong automotive and intermodal volume growth also increased our short-term freight car rental expense. Improved car cycle times driven by network management initiatives partially offset these increases, which lowers short-term freight car rental expense.

Depreciation – A majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the second quarter and first six months of 2006.

Materials and Supplies – Materials used to maintain the Railroad’s lines, structures, and equipment are the principal component of materials and supplies expense. This expense item also includes small tools, office supplies, other materials, and the costs of freight services to ship Railroad materials. During the second quarter and year-to-date periods of 2006, materials and supplies expense increased, primarily due to locomotive and freight car maintenance. We used more materials at higher component costs to repair and maintain freight cars and our fleet of locomotives, including a growing number of units not covered by warranties. Also, in the second quarter of 2006, we performed significantly more maintenance on locomotives that were serviced internally and not subject to maintenance contracts with third-party contractors compared to the second quarter of 2005. We also paid higher prices for freight car wheel sets and lube oil.

Casualty Costs – Personal injury expense, freight and property damage, insurance, and environmental costs are the primary components of casualty costs. Higher personal injury expense drove the second quarter and year-over-year increases, mainly due to adverse developments on a small number of claims. Lower freight loss and damage expense and lower costs for destruction of foreign or leased equipment partially offset these higher costs. We incur expense for destruction of foreign equipment when equipment owned by other railroads is damaged while in our possession. In addition, higher premiums for insurance coverage also increased expenses for the year-to-date period of 2006 compared to 2005.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses. Lower expenses associated with jointly-owned operating facilities, lower freight car and locomotive contract maintenance costs, and the gain from the sale of two Company-owned airplanes reduced expenses in the second quarter of 2006 from expenses in the same period of 2005. In addition, increased repair work on privately and foreign owned freight cars, which was reimbursed by third parties, also reduced second quarter expenses. Conversely, volume-related expenses associated with crew transportation, as well as trucking services provided by intermodal carriers increased in the second quarter and year-to-date periods driven by 5% carloading growth in both periods. In addition, higher state and local taxes (primarily property, sales and use taxes) drove expenses higher in the year-to-date period compared to 2005. Additionally, clean-up and restoration costs related to the January West Coast storm added expenses in the first half of 2005, which reduced the year-over-year increase of expenses.

Non-Operating Items

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Other income	$ 29	$ 29	-%	$ 39	$ 49	(20)%
Interest expense	(120)	(128)	(6)	(240)	(260)	(8)
Income taxes	(236)	(136)	74	(420)	(209)	101

Other Income – Other income in the second quarter of 2006 was flat compared to 2005 as lower net gains from non-operating asset sales and higher expenses due to rising interest rates associated with our sale of receivables program were offset by higher rental income for the use of our right-of-way that included a settlement with a specific renter of a rate dispute covering the period from 1994 to 2003. We also incurred debt extinguishment fees in the second quarter of 2005. For the year-to-date period, lower net gains from non-operating asset sales, lower interest income, and higher expenses due to rising interest rates associated with our sale of receivables program more than offset the right-of-way rental income.

Interest Expense – Lower interest expense in the second quarter and six-month periods of 2006 was primarily due to declining weighted-average debt levels of $7.1 billion and $7.2 billion, respectively, compared to $7.9 billion and $8.0 billion in the corresponding periods of 2005. A higher effective interest rate of 6.7% in both the second quarter and year-to-date periods of 2006 versus 6.5% in both comparable periods of 2005 partially offset the effects of the lower debt levels.

Income Taxes – Income taxes were greater in the second quarter and year-to-date periods of 2006 primarily due to higher 2006 pre-tax income. Our effective tax rate was 37.7% and 37.5% in the second quarter and year-to-date periods of 2006, respectively, compared to 36.9% and 36.7% in the corresponding periods of 2005.

OTHER OPERATING AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads, including carloads, average train speed, average daily inventory of rail cars on our system, and average terminal dwell time. The operating data are available on our website at www.up.com/investors/reports/index.shtml.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2006	2005	Change	2006	2005	Change
Average train speed (miles per hour)	21.2	21.2	-%	21.3	21.2	-%
Average terminal dwell time (hours)	27.6	27.4	1	28.3	28.4	-
Gross ton-miles (billions)	272.1	260.0	5	535.1	518.4	3
Revenue ton-miles (billions)	143.4	136.8	5	282.7	274.3	3
Average full-time equivalent employees	51,077	50,093	2	50,670	49,694	2

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. In the second quarter and year-to-date periods of 2006, ongoing network management initiatives created additional capacity in our network, allowing us to move 5% more volume in both periods, while maintaining an average train speed comparable to 2005.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time is favorable. Although average terminal dwell increased slightly in the second quarter of 2006 due to record volume levels, year-to-date results improved versus 2005 as a result of ongoing network management initiatives and directed efforts to more timely deliver rail cars off-line to our interchange partners and customers.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are based on tariff miles and do not include the weight of freight cars. In the second quarter of 2006, gross and revenue ton-miles grew 5% in relation to the 5% increase in carloadings as volume growth was balanced between the higher and lower density commodities. In the six-month period of 2006, both gross and revenue ton-miles grew 3%, while carloadings increased 5%. Stronger volume growth in the lower density commodity groups of intermodal and automotive, combined with negative to modest volume growth in the higher density commodities of chemicals, industrial products, and energy, impacted growth rates of gross and revenue ton-miles in relation to carloading growth.

Average Full-Time Equivalent Employees – Employee levels in the second quarter and year-to-date periods of 2006 include more employees to maintain our larger locomotive and freight car fleet, the addition of employees needed to complete increased track repair and replacement programs, the hiring of operations management personnel, including an expanded management training program, and train and engine personnel to manage current demand.

Debt to Capital/Lease Adjusted Debt to Capital

Debt to Capital Millions of Dollars, except Percentages	June 30, 2006	December 31, 2005	Change
Debt	$ 7,069	$ 7,416	$(347)
Equity	14,415	13,707	708
Capital	$21,484	$21,123	$ 361
Debt to capital	32.9%	35.1%	(2.2	) pt

Lease Adjusted Debt to Capital Millions of Dollars, except Percentages	June 30, 2006	December 31, 2005	Change
Debt	$ 7,069	$ 7,416	$(347)
Net present value of operating leases	3,029	3,185	(156)
Lease adjusted debt	10,098	10,601	(503)
Equity	14,415	13,707	708
Lease adjusted capital	$24,513	$24,308	$ 205
Lease adjusted debt to capital	41.2%	43.6%	(2.4	) pt

Lease adjusted debt to capital is considered a non-GAAP measure by SEC Regulation G. We believe this measure is important in managing our capital structure to allow efficient access to the debt market while minimizing our cost of capital. Lease adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The table above provides support for the lease adjusted debt to capital calculation. Our debt to capital ratios improved as a result of a $347 million reduction in our debt level from December 31, 2005, and an increase in retained earnings due to 2006 net income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows	Six Months Ended June 30,
Millions of Dollars	2006	2005
Cash provided by operating activities	$ 1,233	$ 1,137
Cash used in investing activities	(1,384)	(1,466)
Cash used in financing activities	(360)	(484)
Net change in cash and cash equivalents	$ (511)	$ (813)

Cash Provided by Operating Activities – Higher income in the first half of 2006 generated an increase in cash provided by operating activities, which was partially offset by higher income tax payments; higher material and supply inventories (primarily fuel price driven); the timing of payments; a $50 million voluntary pension contribution; and higher management incentive payments in 2006.

Cash Used in Investing Activities – The acquisition of fewer locomotives pending completion of long-term financing arrangements in the first half of 2006 compared to the first half of 2005 and lower work in process balances decreased the amount of cash used in investing activities. Higher capital investments and lower proceeds from asset sales partially offset the decrease.

The following table details capital expenditures for the six months ended June 30:

Capital Expenditures	Six Months Ended June 30,
Millions of Dollars	2006	2005
Track program	$ 794	$ 754
Capacity and commercial facilities	246	240
Locomotives and freight cars	56	55
Other	35	29
Total	$1,131	$1,078

Cash Used in Financing Activities – The decrease in cash used in financing activities resulted from lower debt repayments ($342 million in the first half of 2006 compared to $639 million in the first half of 2005) and higher net proceeds from equity compensation plans ($122 million in the first half of 2006 compared to $98 million in the first half of 2005).

Free Cash Flow	Six Months Ended June 30,
Millions of Dollars	2006	2005
Cash provided by operating activities	$ 1,233	$ 1,137
Cash used in investing activities	(1,384)	(1,466)
Dividends paid	(160)	(156)
Free cash flow	$ (311)	$ (485)

Free Cash Flow – Free cash flow is considered a non-GAAP financial measure by SEC Regulation G. We believe free cash flow is important in evaluating our financial performance and measures our ability to generate cash without incurring additional external financings. Free cash flow should be considered in addition to, rather than as a substitute for, cash provided by operating activities. The table above reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure). Due to certain aspects of our business, we typically report negative free cash flow in the first half of the year.

Capital Expenditures Outlook – We expect our 2006 capital expenditures to be approximately $2.8 billion, including $500 million of long-term leases. We are evaluating plans to increase our total capital expenditures for 2007 by about 15% to approximately $3.2 billion, including long-term leases. The additional spending would target capacity expansion to support growth opportunities for commodities with strong demand forecasts and expected financial returns, including intermodal, coal, and agricultural products. We currently expect that cash generated from operations will support this additional spending. However, we will continue to monitor our performance and may adjust capital expenditures as necessary.

Credit Facilities – On June 30, 2006, we had $2 billion in revolving credit facilities available, including $1 billion under a five-year facility expiring in March 2009 and $1 billion under a five-year facility expiring in March 2010 (collectively, the “facilities”). The facilities are designated for general corporate purposes and support the issuance of commercial paper. Neither of the facilities were drawn as of June 30, 2006. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. These facilities allow for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facilities require the maintenance of a minimum net worth and a debt to net worth coverage ratio. At June 30, 2006, we were in compliance with these covenants. The facilities do not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require the posting of collateral.

In addition to our revolving credit facilities, we also had $150 million in uncommitted lines of credit available, including $75 million that expires in July 2006 and $75 million expiring in March 2007. The $75 million line of credit expiring in July 2006 has been extended for an additional year expiring in July 2007. Neither of these lines of credit were used as of June 30, 2006, and we must have equivalent credit available under our five-year facilities to draw on these $75 million lines.

Shelf Registration Statement – Under a current shelf registration statement, we may issue any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. At June 30, 2006, we had $500 million remaining for issuance under the current shelf registration statement. We have no immediate plans to issue any securities; however, we routinely consider and evaluate opportunities to replace existing debt or access capital through issuances of debt securities under this shelf registration, and, therefore, we may issue debt securities at any time.

Ratio of Earnings to Fixed Charges – For the three and six months ended June 30, 2006, our ratio of earnings to fixed charges was 4.4 and 4.1, respectively, compared to 3.0 and 2.5 for the three and six months ended June 30, 2005, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent net income, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and an estimated amount representing the interest portion of rental charges.

Operating Lease Activities – In July, the Railroad, as lessee, entered into long-term operating lease arrangements covering approximately 200 locomotives and approximately 1,380 freight cars, which represent the majority of new equipment that the Railroad plans to acquire in 2006. Through the date of this report, the lessors under these lease arrangements purchased 134 locomotives and 1,330 freight cars from the Corporation through various financing transactions with a total equipment cost of approximately $350 million. Later in the third quarter, we anticipate financing the remaining locomotives and freight cars under these lease arrangements with a total equipment cost of approximately $125 million. In total, these new lease arrangements will provide for minimum total rental payments of approximately $716 million, with a present value of approximately $389 million, which will be reflected in the contractual obligations table as of September 30, 2006.

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

The following tables identify material obligations and commitments as of June 30, 2006:

		Payments Due by June 30,
Contractual Obligations Millions of Dollars	Total	2007	2008	2009	2010	2011	After 2011
Debt [a]	$ 9,557	$ 649	$1,314	$ 809	$ 748	$ 693	$ 5,344
Operating leases	4,651	552	493	435	388	365	2,418
Capital lease obligations [b]	1,989	190	182	170	146	148	1,153
Purchase obligations [c]	3,908	891	539	434	253	217	1,574
Other postretirement benefits [d]	479	42	45	46	48	49	249
Total contractual obligations	$20,584	$2,324	$2,573	$1,894	$1,583	$1,472	$10,738

[a]	Excludes capital lease obligations of $1,263 million, unamortized discount of $(104) million, and market value adjustments of $(26) million for debt with qualifying hedges that are recorded as liabilities on the Consolidated Statements of Financial Position. Includes an interest component of $3,621 million.
[b]	Represents total obligations, including interest component of $726 million.
[c]	Purchase obligations include locomotive maintenance contracts; purchase commitments for locomotives, freight cars, ties, ballast, and track; and agreements to purchase other goods and services.
[d]	Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.

		Amount of Commitment Expiration by June 30,
Other Commercial Commitments Millions of Dollars	Total	2007	2008	2009	2010	2011	After 2011
Credit facilities [a]	$2,000	$ -	$-	$1,000	$1,000	$ -	$ -
Sale of receivables [b]	600	600	-	-	-	-	-
Guarantees [c]	483	5	5	18	44	60	351
Standby letters of credit [d]	37	37	-	-	-	-	-
Total commercial commitments	$3,120	$642	$5	$1,018	$1,044	$60	$351

[a]	None of the credit facilities was used as of June 30, 2006.
[b]	$600 million of the facility was utilized at June 30, 2006.
[c]	Includes guaranteed obligations related to our headquarters, equipment financings, and affiliated operations.
[d]	None of the letters of credit was drawn upon as of June 30, 2006.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at both June 30, 2006 and December 31, 2005. The value of the outstanding undivided interest held by investors under the facility was $600 million at both June 30, 2006 and December 31, 2005. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,180 million and $1,226 million of accounts receivable held by UPRI at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, the value of the interest retained by UPRI was $580 million and $626 million, respectively. The interest in accounts receivable held by UPRI is included in accounts receivable in our Consolidated Financial Statements, whereas the interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for its responsibilities. The Railroad collected approximately $4 billion and $3 billion during the three months ended June 30, 2006 and 2005, respectively, and $8 billion and $6 billion during the six months ended June 30, 2006 and 2005, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $9 million and $6 million for the three months ended June 30, 2006 and 2005, respectively, and $16 million and $10 million for the six months ended June 30, 2006 and 2005, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad have no recourse to the assets of UPRI. The sale of receivables program expires in August 2006. The facility is in the process of being renewed for an additional year.

OTHER MATTERS

Asserted and Unasserted Claims – Various claims and lawsuits are pending against us and certain of our subsidiaries. It is not possible at this time for us to determine fully the effect of all unasserted claims on our consolidated results of operations, financial condition, or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity after taking into account liabilities previously recorded for these matters.

Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). The interpretation requires us to recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement of a tax position only if that position is more likely than not to be sustained during a tax audit. The interpretation is effective for us beginning in the first quarter of 2007. Any change in accrued tax assets or liabilities required upon adoption of the interpretation will be an adjustment to beginning retained earnings. We are currently assessing the impact FIN 48 may have on our Consolidated Financial Statements.

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

The following important factors, in addition to those discussed in Risk Factors in Item 1A of our 2005 annual report on Form 10-K, filed with the SEC on February 24, 2006, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

As we reported in our Annual Report on Form 10-K for 2005, the State of Washington Department of Ecology notified the Railroad on October 25, 2005, that it assessed a penalty of $106,000 against the Railroad for a November 15, 2003, incident near Kelso, Washington. In that incident, a UPRR train collided with a BNSF train, derailing three of our locomotives. The Department of Ecology contends that diesel fuel and lube oil from the derailed locomotives entered waters of the State of Washington. The Railroad asked the state to reconsider the penalty amount. On April 10, 2006, the Department of Ecology notified the Railroad that its request had been denied, and the amount of the penalty was affirmed. The Railroad appealed the penalty.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2005 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – While we do not currently intend to repurchase any shares in 2006 to replace treasury shares issued as stock-based compensation, we do continually evaluate the appropriateness of the level of our shares outstanding. The purchased shares presented below relate solely to our equity compensation plans described in note 7 to the Consolidated Financial Statements and Supplementary Data, Item 8 in our 2005 annual report on Form 10-K. The following table presents common stock repurchases during each month for the second quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
April 1 through April 30 Employee transactions [a]	19,568	$96.87	N/A	N/A
May 1 through May 31 Employee transactions [a]	19,774	$93.73	N/A	N/A
June 1 through June 30 Employee transactions [a]	19,476	$92.69	N/A	N/A
Total	58,818	$94.43	N/A	N/A
[a]	Includes shares delivered or attested to UPC to pay stock option exercise prices or to satisfy tax withholding obligations for stock option exercises or vesting of retention shares or stock units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2006 and 2005.

12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2006 and 2005.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James R. Young and Robert M. Knight, Jr.

Description of Exhibits Incorporated by Reference

3(a)	By-Laws of UPC, as amended, effective May 4, 2006, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3(b)	Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2006

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr., Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz, Vice President and Controller (Principal Accounting Officer)