Form 10-Q
period 2006-09-30
UNION PACIFIC CORP
filed 2006-11-01
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

☐  Yes    ☑  No

As of October 31, 2006, there were 269,719,931 shares of the Registrant’s Common Stock outstanding.

TABLE OF CONTENTS

UNION PACIFIC CORPORATION

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, Except Per Share Amounts, For the Three Months Ended September 30,	2006	2005
Operating revenue	$3,983	$3,461

Operating expenses:
Salaries, wages, and employee benefits	1,161	1,093
Fuel and utilities	821	673
Equipment and other rents	371	356
Depreciation	311	294
Materials and supplies	178	140
Casualty costs	83	109
Purchased services and other costs	306	315
Total operating expenses	3,231	2,980
Operating income	752	481
Other income	22	42
Interest expense	(119)	(124)
Income before income taxes	655	399
Income taxes	(235)	(30)
Net income	$420	$369
Share and Per Share

Earnings per share – basic	$1.56	$1.40
Earnings per share – diluted	$1.54	$1.38

Weighted average number of shares – basic	269.8	264.0
Weighted average number of shares – diluted	271.9	267.1
Dividends declared per share	$0.30	$0.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, Except Per Share Amounts, For the Nine Months Ended September 30,	2006	2005
Operating revenue	$11,616	$9,957

Operating expenses:
Salaries, wages, and employee benefits	3,430	3,267
Fuel and utilities	2,307	1,809
Equipment and other rents	1,109	1,049
Depreciation	922	875
Materials and supplies	520	403
Casualty costs	303	308
Purchased services and other costs	951	984
Total operating expenses	9,542	8,695
Operating income	2,074	1,262
Other income	61	91
Interest expense	(359)	(384)
Income before income taxes	1,776	969
Income taxes	(655)	(239)
Net income	$1,121	$730
Share and Per Share

Earnings per share – basic	$4.17	$2.78
Earnings per share – diluted	$4.13	$2.75

Weighted average number of shares – basic	269.1	262.7
Weighted average number of shares – diluted	271.7	265.7
Dividends declared per share	$0.90	$0.90

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, Except Share and Per Share Amounts	September 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$719	$773
Accounts receivable, net	770	747
Materials and supplies	427	331
Current deferred income taxes	268	304
Other current assets	181	170
Total current assets	2,365	2,325
Investments:
Investments in and advances to affiliated companies	846	789
Other investments	12	17
Total investments	858	806
Properties:
Road	35,206	33,812
Equipment	7,605	7,675
Other	193	210
Total cost	43,004	41,697
Accumulated depreciation	(10,360)	(9,722)
Net properties	32,644	31,975
Other assets	505	514
Total assets	$36,372	$35,620
Liabilities and Common Shareholders’ Equity

Current liabilities:
Accounts payable	$666	$783
Accrued wages and vacation	421	415
Accrued casualty costs	425	478
Income and other taxes	268	212
Dividends and interest	214	252
Debt due within one year	393	656
Equipment rents payable	119	130
Other current liabilities	597	458
Total current liabilities	3,103	3,384
Debt due after one year	6,657	6,760
Deferred income taxes	9,582	9,482
Accrued casualty costs	869	876
Retiree benefits obligation	839	855
Other long-term liabilities	552	556
Commitments and contingencies (Note 8)
Total liabilities	21,602	21,913
Common shareholders’ equity:
Common shares, par value $2.50 per share; 500,000,000 shares authorized; 275,962,961 and 275,798,611 shares issued, respectively	690	689
Paid-in-surplus	3,935	3,915
Retained earnings	10,811	9,932
Treasury stock	(436)	(599)
Accumulated other comprehensive loss	(230)	(230)
Total common shareholders’ equity	14,770	13,707
Total liabilities and common shareholders’ equity	$36,372	$35,620

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, For the Nine Months Ended September 30,	2006	2005
Operating Activities
Net income	$1,121	$730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	922	875
Deferred income taxes	143	152
Stock-based compensation expense	27	17
Net gains from non-operating asset sales	(34)	(84)
Other, net	(52)	23
Changes in current assets and liabilities, net	(148)	(18)
Cash provided by operating activities	1,979	1,695
Investing Activities
Capital investments	(1,695)	(1,676)
Proceeds from asset sales	89	132
Other investing activities, net	40	(74)
Cash used in investing activities	(1,566)	(1,618)
Financing Activities
Dividends paid	(241)	(235)
Debt repaid	(371)	(662)
Net proceeds from equity compensation plans	122	172
Excess tax benefits from equity compensation plans	23	-
Other financing activities, net	-	8
Cash used in financing activities	(467)	(717)
Net change in cash and cash equivalents	(54)	(640)
Cash and cash equivalents at beginning of period	773	977
Cash and cash equivalents at end of period	$719	$337
Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$(23)	$(190)
Materials and supplies	(96)	(68)
Other current assets	(11)	(22)
Accounts, wages, and vacation payable	(111)	144
Other current liabilities	93	118
Total	$(148)	$(18)
Supplemental Cash Flow Information:
Non-cash financing activity, cash dividends declared but not yet paid	$79	$78
Cash paid during the period for:
Interest	$(399)	$(419)
Income taxes, net	(400)	(67)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

							Accumulated Other Comprehensive Income/(Loss)
Millions of Dollars Thousands of Shares	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	Minimum Pension Liability Adj.	Foreign Currency Trans. Adj.	Derivative Adj.	Total
Balance at January 1, 2006	275,799	(9,164)	$689	$3,915	$9,932	$(599)	$(211)	$(13)	$(6)	$13,707
Comprehensive income:
Net income			-	-	1,121	-	-	-	-	1,121
Other comp. income/(loss) [a]			-	-	-	-	2	(3)	1	-
Total comprehensive income/(loss)			-	-	1,121	-	2	(3)	1	1,121
Conversion, exercises of stock options, forfeitures, and other	164	2,665	1	20	-	163	-	-	-	184
Dividends declared ($0.90 per share)	-	-	-	-	(242)	-	-	-	-	(242)
Balance at September 30, 2006	275,963	(6,499)	$690	$3,935	$10,811	$(436)	$(209)	$(16)	$(5)	$14,770

[a] Net of tax of $(1).

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

1.    Responsibilities for Financial Statements – Our Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Our Consolidated Statement of Financial Position at December 31, 2005, is derived from audited financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2005 annual report on Form 10-K. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results for the entire year ending December 31, 2006. Certain prior year amounts have been reclassified to conform to the 2006 Consolidated Financial Statement presentation. These reclassifications were not material, individually or in aggregate.

2.    Stock-Based Compensation – We have several stock-based compensation plans under which employees and non-employee directors receive stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. There were 18 million shares authorized and available for grant as stock-based compensation at September 30, 2006.

We issue treasury shares to cover option exercises and stock unit vestings, while new shares are issued when retention shares vest. We do not currently intend to repurchase any shares in 2006 to replace treasury shares issued as stock-based compensation.

We adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (FAS 123(R)), on January 1, 2006. FAS 123(R) requires us to measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period). The fair value of retention awards is the stock price on the date of grant, while the fair value of stock options is determined by using the Black-Scholes option pricing model. We elected to use the modified prospective transition method as permitted by FAS 123(R) and did not restate financial results for prior periods. We did not make an adjustment for the cumulative effect of these estimated forfeitures, as the impact was not material.

As a result of the adoption of FAS 123(R), we recognized expense for stock options in the first nine months of 2006, in addition to retention awards, which were expensed prior to 2006. Stock-based compensation expense for the three and nine months ended September 30, 2006 was $5 million and $17 million, respectively, after tax, or $0.02 and $0.06 per basic and diluted share, respectively. This includes $2 million and $7 million for stock options and $3 million and $10 million for retention awards for the three- and nine-month periods, respectively. Before taxes, stock-based compensation expense included $3 million and $11 million for stock options and $4 million and $16 million for retention awards for the three- and nine-month periods, respectively. We recorded $23 million of excess tax benefits as an inflow of financing activities in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006.

Prior to the adoption of FAS 123(R), we applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense related to stock option grants was reflected in net income, as all options granted under those plans had a grant price equal to the market value of our common stock on the date of grant. Stock-based compensation expense related to retention shares, stock units, and other incentive plans was reflected in net income. The following table details the effect on net income and earnings per share had compensation expense for all of our stock-based awards, including stock options, been recorded in the three and nine months ended September 30, 2005 based on the fair value method under FASB Statement No. 123, Accounting for Stock-Based Compensation.

Millions of Dollars, Except Per Share Amounts	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$ 369	$ 730
Stock-based employee compensation expense included in reported net income, net of tax	3	11
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax [a]	(7)	(36)
Pro forma net income	$ 365	$ 705
EPS – basic, as reported	$ 1.40	$ 2.78
EPS – basic, pro forma	$ 1.38	$ 2.68
EPS – diluted, as reported	$ 1.38	$ 2.75
EPS – diluted, pro forma	$ 1.37	$ 2.65

[a]	Stock options for executives granted in 2002 and 2003 included a reload feature. This reload feature allowed executives to exercise their options using shares of Union Pacific Corporation common stock that they already owned and obtain a new grant of options in the amount of the shares used for exercise plus any shares withheld for tax purposes. The reload feature of these option grants could only be exercised if the price of our common stock increased at least 20% from the price at the time of the reload grant. During the nine months ended September 30, 2005, reload option grants represented $12 million of the pro forma expense noted above. During the three months ended September 30, 2005, there were no reload option grants represented in the pro forma expense noted above. There were no reload option grants during 2006 as stock options exercised after January 1, 2006 are not eligible for the reload feature.

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average of the assumptions used when valuing these separate groups:

	2006	2005
Risk-free interest rate	4.5%	3.7%
Dividend yield	1.4%	1.9%
Expected life (years)	6.0	4.8
Volatility	25.3%	21.0%
Weighted-average grant-date fair value of options granted	$24.97	$12.30

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

A summary of stock option activity during the first nine months of 2006 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2006	12,436,209	$ 59.41
Granted	1,402,200	86.04
Exercised	(2,886,262)	56.27
Forfeited or expired	(38,350)	66.15
Outstanding at September 30, 2006	10,913,797	$ 63.64
Options exercisable at September 30, 2006	9,464,447	$ 60.39

The weighted-average remaining contractual terms of options outstanding and exercisable at September 30, 2006 were 6.0 years and 5.4 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was $260 million and $256 million, respectively.

Stock options are granted at market price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. While the majority of the options that were granted in 2006 will vest over a three-year service period, a smaller percentage of options awarded in 2006 and the nonvested options that were awarded in prior years will vest two years from the grant date. None of the stock options outstanding at September 30, 2006 are subject to performance or market-based vesting conditions.

At September 30, 2006, there was $26 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2006	2005	2006	2005
Aggregate grant-date fair value of stock options vested	$ -	$ -	$ 26	$ 31
Intrinsic value of stock options exercised	7	28	94	85
Cash received from option exercises	7	78	138	195
Tax benefit realized from option exercises	3	10	35	31

Retention Awards – The fair value of retention awards is based on the market price of the stock at the grant date.

Changes in our retention awards during the first nine months of 2006 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,005,276	$ 58.88
Granted	449,550	86.03
Vested	(538,453)	56.46
Forfeited	(14,049)	70.26
Nonvested at September 30, 2006	902,324	$ 73.68

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

At September 30, 2006, there was $37 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.9 years. A portion of this expense is subject to achievement of the performance criteria under the LTP.

3.    Operations and Segmentation – The Railroad, along with its subsidiaries and rail affiliates, is our one reportable business segment. Although revenue is analyzed by commodity, we analyze the net financial results of the Railroad as one segment due to the integrated nature of the rail network.

4.    Financial Instruments

Strategy and Risk – We may use derivative financial instruments in limited instances for other than trading purposes to assist in managing our overall exposure to fluctuations in interest rates and fuel prices. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. Changes in the fair market value of derivative financial instruments that do not qualify for hedge accounting are reflected in earnings. We may use swaps, collars, futures, and/or forward contracts to mitigate the risk of adverse movements in interest rates and fuel prices; however, the use of these derivative financial instruments may limit future benefits from favorable price movements.

Market and Credit Risk – We address market risk by selecting derivative financial instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At September 30, 2006 and December 31, 2005, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

Determination of Fair Value – We determined the fair values of our derivative financial instrument positions at September 30, 2006 and December 31, 2005, based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows.

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

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions of Dollars, Except Percentages	September 30, 2006	December 31, 2005
Interest rate fair value hedging:
Amount of debt hedged	$ 750	$ 750
Percentage of total debt portfolio	11%	10%
Gross fair value liability position	$ (20)	$ (17)

The use of interest rate hedging increased our interest expense by $3 million and $6 million during the respective three- and nine-month periods ended September 30, 2006; whereas, the use of interest rate hedging reduced our interest expense by $5 million during the nine-month period ended September 30, 2005. The use of interest rate hedging did not impact our interest expense during the three-month period ended September 30, 2005.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At September 30, 2006, we had a reduction of $5 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of September 30, 2006 and December 31, 2005, we had no interest rate cash flow hedges outstanding.

Fuel Swaps – We entered into two fuel basis swaps for the period August 2006 through July 2008, which cover a total of 3.6 million barrels of diesel fuel. These commodity basis swaps require us to make payments to, or receive payments from, the counterparty based on the difference between certain price indices. Changes in the fair market value of these swaps are reflected in fuel expense. We reported a derivative asset of approximately $1.6 million at September 30, 2006, which represents the fair value of the swaps. The swaps reduced fuel expense for the third quarter of 2006 by $1.5 million, which included monthly net settlements with the counterparty and the fair value recognition at September 30, 2006.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at both September 30, 2006 and December 31, 2005. The value of the outstanding undivided interest held by investors under the facility was $600 million at both September 30, 2006 and December 31, 2005. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,234 million and $1,226 million of accounts receivable held by UPRI at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, the value of the interest retained by UPRI was $634 million and $626 million, respectively. The interest in accounts receivable held by UPRI is included in accounts receivable in our Consolidated Financial Statements, whereas the interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for its responsibilities. The Railroad collected approximately $11 billion and $10 billion during the nine months ended September 30, 2006 and 2005, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $9 million and $6 million for the three months ended September 30, 2006 and 2005, respectively, and $25 million and $16 million for the nine months ended September 30, 2006 and 2005, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad have no recourse to the assets of UPRI. The sale of receivables program expires in August 2007.

5.    Debt

Credit Facilities – On September 30, 2006, we had $2 billion in revolving credit facilities available, including $1 billion under a five-year facility expiring in March 2009 and $1 billion under a five-year facility expiring in March 2010 (collectively, the “facilities”). The facilities are designated for general corporate purposes and support the issuance of commercial paper. Neither of the facilities were drawn as of September 30, 2006. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. These facilities allow for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facilities require the maintenance of a minimum net worth and a debt to net worth coverage ratio. At September 30, 2006, we were in compliance with these covenants. The facilities do not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require the posting of collateral.

In addition to our revolving credit facilities, we also had $150 million in uncommitted lines of credit available, including $75 million that expires in March 2007 and $75 million expiring in July 2007. Neither of these lines of credit were drawn on as of September 30, 2006. We must have equivalent credit available under our five-year facilities to draw on the $75 million lines of credit.

Shelf Registration Statement – Under a current shelf registration statement, we may issue any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. At September 30, 2006, we had $500 million remaining for issuance under the current shelf registration statement. We have no immediate plans to issue any securities; however, we routinely consider and evaluate opportunities to replace existing debt or access capital through issuances of debt securities under this shelf registration, and, therefore, we may issue debt securities at any time.

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

See note 10 to the Consolidated Financial Statements for a discussion of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158).

Expense – Both pension and OPEB expense are determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. Differences in actual experience in relation to assumptions are not recognized immediately, but are deferred and, if necessary, amortized as pension or OPEB expense.

The components of our net periodic pension costs were as follows:

	Pension
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2006	2005	2006	2005
Service cost	$ 9	$ 6	$ 25	$ 23
Interest cost	30	28	88	87
Expected return on plan assets	(33)	(33)	(101)	(100)
Amortization of:
Transition obligation	-	(1)	-	(1)
Prior service cost	1	1	5	5
Actuarial loss	6	-	15	5
Total net periodic benefit cost	$ 13	$ 1	$ 32	$ 19

The components of our net periodic OPEB cost/(credit) were as follows:

	OPEB
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2006	2005	2006	2005
Service cost	$ 1	$ -	$ 4	$ 3
Interest cost	4	6	18	19
Amortization of:
Prior service cost (credit)	(10)	(9)	(24)	(21)
Actuarial loss	3	4	11	10
Total net periodic benefit cost/(credit)	$ (2)	$ 1	$ 9	$ 11

Cash Contributions – In January 2006, we made a $50 million voluntary contribution to the qualified pension plan. The contribution was made with cash generated from operations.

In August of 2006 the Pension Protection Act (PPA) was signed into law. The intent of the legislation is to require companies to fund 100 percent of their pension liability. Annual cash funding is expected to equal the value of benefits accrued during the year plus one-seventh of any underfunded amount. We are currently evaluating the effects of this legislation.

7.    Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, Except Per Share Amounts	2006	2005	2006	2005
Net income	$ 420	$ 369	$ 1,121	$ 730
Weighted average number of shares outstanding:
Basic	269.8	264.0	269.1	262.7
Dilutive effect of stock options	1.7	1.5	2.1	1.4
Dilutive effect of retention awards	0.4	1.6	0.5	1.6
Diluted	271.9	267.1	271.7	265.7
Earnings per share – basic	$ 1.56	$ 1.40	$ 4.17	$ 2.78
Earnings per share – diluted	$ 1.54	$ 1.38	$ 4.13	$ 2.75

Common stock options totaling 1.4 million shares for both the three and nine months ended September 30, 2006, and 0.1 million and 1.7 million shares for the three and nine months ended September 30, 2005, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

8.    Commitments and Contingencies

Asserted and Unasserted Claims – Various claims and lawsuits are pending against us and certain of our subsidiaries. It is not possible at this time for us to determine fully the effect of all unasserted claims on our consolidated results of operations, financial condition, or liquidity; however, to the extent possible, where unasserted claims are considered probable and where such claims can be reasonably estimated, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity after taking into account liabilities previously recorded for these matters.

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

Our personal injury liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2006	2005
Beginning balance	$619	$639
Accruals	205	199
Payments	(189)	(204)
Ending balance	$635	$634
Current portion, ending balance	$272	$274

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

Since 2004, we have used a third party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing the number and value of these unasserted claims through 2034, based on our average claims experience over a multi-year period. The liability for resolving both asserted and unasserted claims is based on the following assumptions:

•	The number of claims to be filed against us will decline each year after 2005.

•	The average settlement values for asserted and unasserted claims will be equivalent to those experienced between 2002 and 2004.

•	The percentage of claims dismissed between 2002 and 2004 will continue through 2034.

Our asbestos-related liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2006	2005
Beginning balance	$ 311	$ 324
Accruals	-	-
Payments	(7)	(9)
Ending balance	$ 304	$ 315
Current portion, ending balance	$ 16	$ 17

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. At September 30, 2006 and December 31, 2005, approximately 16% of the recorded liability related to asserted claims, and approximately 84% related to unasserted claims. These claims are expected to be paid out through 2034. During the third quarter of 2006, our third-party consultants assisted us in reviewing our actual asbestos claim and settlement experience through the first half of 2006 compared to the assumptions used in the 2004 estimate, and we determined that no adjustment to our estimate was necessary. We will continue to review actual experience and adjust our estimate as warranted.

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

Additionally, we have a legal obligation to properly dispose of asbestos-containing materials. The estimated fair value of this obligation is $5 million at both September 30, 2006 and December 31, 2005, which was recorded as a long-term liability.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified approximately 376 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 41 sites that are the subject of actions taken by the U.S. government, 23 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Environmental assessments are performed by our consultants and us when environmental issues have been identified with respect to property owned, leased, or otherwise used in the conduct of our business. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable.

Our environmental liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2006	2005
Beginning balance	$ 213	$ 201
Accruals	26	33
Payments	(28)	(26)
Ending balance	$ 211	$ 208
Current portion, ending balance	$ 49	$ 49

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

Guarantees – At September 30, 2006, we were contingently liable for $455 million in guarantees. We have recorded a liability of $6 million for the fair value of certain of these obligations as of September 30, 2006. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to the financing of our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy any of these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.

Income Taxes – As previously reported in note 3 to our Consolidated Financial Statements, Item 8, in our 2005 annual report on Form 10-K, the Internal Revenue Service (IRS) completed its examinations and issued notices of deficiency for tax years 1995 through 2002. Among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In 2005, the IRS national office issued a Technical Advice Memorandum that left unresolved whether the deductions were proper pending further factual development by the IRS examination team. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS appeals process, and, if necessary, litigation. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our operating results, financial condition, or liquidity. In addition, tax years 2003 and 2004 are currently under examination by the IRS.

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

9.    Other Income – Other income included the following for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2006	2005	2006	2005
Net gains from non-operating asset sales	$19	$42	$34	$84
Rental income	14	14	55	41
Interest income	7	2	15	13
Sale of receivables program fees	(9)	(6)	(25)	(16)
Non-operating environmental costs and other	(9)	(10)	(18)	(31)
Total	$22	$42	$61	$91

10.    Accounting Pronouncements – In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). The interpretation limits the amount we recognize to no more than the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement of a tax position. The interpretation is effective for us beginning in the first quarter of 2007. Any change in uncertain tax positions required upon adoption of the interpretation will be an adjustment to beginning retained earnings. We are currently assessing the impact FIN 48 may have on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 157 may have on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 requires us to recognize the funded status of our pension and postretirement plans in the balance sheet, along with a corresponding noncash, after-tax adjustment to shareholders’ equity. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in the funded status will be recognized in other comprehensive loss. We will adopt FAS 158 at the end of 2006. We do not expect the adoption of FAS 158 to have a material impact on our Consolidated Financial Statements, liquidity or compliance with debt covenants.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for us at the end of 2006. We do not expect the adoption of SAB 108 will have a material impact on our Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006 Compared to

Three and Nine Months Ended September 30, 2005

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2005 annual report on Form 10-K. There have been no significant changes with respect to these policies during the first nine months of 2006.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.54 per diluted share, or net income of $420 million, in the third quarter of 2006 compared to earnings of $1.38 per diluted share, or net income of $369 million, for the third quarter of 2005. Year-to-date 2006 net income was $1.1 billion versus $730 million for the same period in 2005. We recognized a non-cash income tax expense reduction of $118 million in the third quarter of 2005.

Improved yields, fuel surcharges, and record commodity volume levels drove a 56% and 64% increase in operating income for the third quarter and year-to-date periods, respectively. In addition, network management initiatives and capacity expansion contributed to improved financial results compared to the first nine months of 2005. Results in 2005 were affected by several weather and operational issues, reducing net income by approximately $77 million. The January West Coast storm reduced net income by approximately $34 million in the first quarter of 2005, the Southern Powder River Basin (SPRB) Joint Line (track jointly owned by UPRR and BNSF Railway Company (BNSF)) disruption, which began in mid-May, reduced net income by approximately $24 million in the second quarter of 2005, and Hurricanes Katrina and Rita (primarily the latter) lowered third quarter 2005 net income by approximately $19 million. We also recognized the settlement of all insurance claims related to the 2005 January West Coast storm and lower personal injury expense during the third quarter of 2006. Substantially higher fuel prices; volume-related expenses; and wage, benefit, and materials inflation partially offset the higher revenues, insurance settlement, and lower personal injury expense.

In conjunction with robust demand for our rail services, we continue to focus on increasing velocity, improving asset utilization, and expanding our capacity. We handled record third quarter volumes in 2006, exceeding the previous 2005 record by 3%. Despite these record volumes, we continued to see improvement in key operating metrics, including average terminal dwell and freight car utilization, which improved 7% and 3%, respectively, compared to the third quarter of 2005. Our Unified Plan and terminal processing initiatives were key drivers of lower dwell times and improved asset utilization.

As our operations improved, we handled the volume more efficiently and converted the strong demand and yield increases into improved financial results. This is evident in our record operating income of $752 million and a 5.0 percentage point improvement of our operating ratio in the third quarter of 2006 versus the same period in 2005. Record volumes combined with scheduled maintenance in our key corridors; disruptions on the Sunset corridor; and congestion and maintenance on the SPRB Joint Line all affected our average train speed for the third quarter of 2006.

During the third quarter of 2006, we completed a number of capital projects focused on improving operational fluidity and capacity on our network. On the Sunset corridor, we initiated operations on over 11 miles of new double track. In south Texas, we upgraded signals, track, and terminals to improve flows on our rock network and support increased traffic associated with the start-up of a Toyota plant in San Antonio. In addition, we added centralized traffic control on parts of our network in Iowa and finished two ethanol support projects in that state.

Operating Revenue

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions of Dollars	2006	2005	Change	2006	2005	Change
Commodity revenue	$3,802	$3,302	15%	$11,087	$9,502	17%
Other revenue	181	159	14	529	455	16
Total operating revenue	$3,983	$3,461	15%	$11,616	$9,957	17%

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

All six commodity groups experienced double digit revenue growth during the third quarter of 2006. Fuel surcharges, price increases, and index-based contract escalators all contributed to higher average revenue per car (ARC). Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated an additional $222 million in commodity revenue compared to the same period in 2005, contributing 7% to commodity revenue growth. Volume increased 3% during the third quarter led by solid growth in energy and intermodal shipments, which was partially offset by lower shipments of industrial products and chemicals. Business disruptions caused by Hurricane Rita constrained volume growth during the third quarter of 2005 for chemicals, energy, and industrial products shipments.

Revenue growth during the first nine months of 2006 resulted from fuel surcharges, higher volumes, and index-based contract escalators in comparison to the same period in 2005. The year-over-year growth is also partially attributable to lower volume in 2005 due to the January West Coast storm, SPRB Joint Line disruptions, and Hurricane Rita. Our fuel surcharge programs generated an additional $599 million in commodity revenue for the first nine months of 2006 compared to 2005, contributing 6% to commodity revenue growth.

Subsidiary and accessorial revenue increased in the third quarter and year-to-date periods of 2006, mainly driven by higher volumes. In addition, we generated higher subsidiary revenue from Bay Pacific Financial L.L.C. (Bay Pacific), an intermodal equipment leasing entity, as we acquired our joint venture partner’s interest in Bay Pacific during the third quarter of 2005.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and average revenue per car by commodity type:

Commodity Revenue	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Agricultural	$ 597	$ 502	19%	$ 1,725	$1,413	22%
Automotive	328	299	10	1,079	921	17
Chemicals	540	473	14	1,578	1,373	15
Energy	763	651	17	2,195	1,948	13
Industrial products	831	724	15	2,429	2,073	17
Intermodal	743	653	14	2,081	1,774	17
Total	$3,802	$3,302	15%	$11,087	$9,502	17%

Revenue Carloads	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Thousands, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Agricultural	227	224	1%	686	655	5%
Automotive	191	186	3	626	589	6
Chemicals	229	230	(1)	681	694	(2)
Energy	584	546	7	1,709	1,645	4
Industrial products	371	384	(4)	1,124	1,140	(1)
Intermodal	907	863	5	2,586	2,401	8
Total	2,509	2,433	3%	7,412	7,124	4%

Average Revenue	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Per Car, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Agricultural	$2,635	$2,236	18%	$2,515	$2,156	17%
Automotive	1,715	1,611	6	1,725	1,566	10
Chemicals	2,366	2,055	15	2,318	1,979	17
Energy	1,308	1,192	10	1,284	1,184	8
Industrial products	2,237	1,881	19	2,161	1,818	19
Intermodal	819	757	8	805	739	9
Total	$1,515	$1,357	12%	$1,496	$1,334	12%

Agricultural – Price increases, volume growth, and fuel surcharges increased commodity revenue in the third quarter and nine-month periods of 2006 versus 2005. Strong gulf exports and higher freight charges for barge traffic, which shifted feed grain shipments to rails, drove these increases. Shipments of ethanol and its co-products (primarily livestock feed) also experienced strong growth in the third quarter and year-to-date periods of 2006, reflecting strong demand in the growing ethanol sector. Conversely, wheat shipments declined in both periods due to extremely low production levels in 2006 primarily due to sustained drought conditions in wheat producing states. Price and fuel surcharge increases drove ARC improvement in both periods.

Automotive – Revenue increased in the third quarter of 2006 due to fuel surcharges, volume growth, and price increases. Finished vehicle shipments were flat in the third quarter versus 2005 as high shipments by most manufacturers were offset by reduced shipments by one manufacturer, which waited until the end of the quarter to release a large number of vehicles for shipment. Year-to-date, finished vehicle shipments grew 7% as higher manufacturer inventories at the end of 2005 translated into strong demand for transportation in the first quarter of

2006. Shipments of finished vehicles were also strong through the second quarter as plants manufacturing new vehicles ramped up production. Automotive parts shipments grew 8% and 5% in the third quarter and year-to-date periods of 2006, respectively, due to strong growth of intermodal shipments. Fuel surcharges and price increases drove the ARC improvement. Additionally, the increase of auto parts shipments, which have a lower ARC, had a negative impact on ARC during the third quarter.

Chemicals – Revenue increased in the third quarter and year-to-date periods of 2006 primarily due to price increases, fuel surcharges, and index-based contract escalators, which also drove ARC improvement. Volume was down in the third quarter due to softer export markets for fertilizer and lower phosphate rock shipments, partially offset by solid growth in petroleum products shipments including asphalt, natural gas, and diesel fuel shipments. Mild weather and road construction projects fueled the increase in asphalt shipments; refinery capacity drove natural gas movements higher; and new EPA mandates for ultra-low sulfur diesel fuel resulted in increased diesel fuel shipments. Business interruptions in the third quarter of 2005, primarily attributable to Hurricane Rita, also impacted volume comparisons for the third quarter of 2006.

Energy – Revenue increased in the third quarter and year-to-date periods of 2006 due to volume growth, fuel surcharges, price increases, and index-based contract escalators. ARC in the third quarter and year-to-date periods of 2006 improved due to fuel surcharges, price increases, and index-based contract escalators. Coal shipments over the SPRB Joint Line were up 8% and 6% during the third quarter and year-to-date periods, respectively. These increases in 2006 partially reflect lower volumes in the comparable periods as SPRB Joint Line disruptions and network disruptions resulting from Hurricane Rita hampered coal shipments in 2005. Conversely, shipments from the Colorado and Utah mines declined 1% and 9% during the third quarter and year-to-date periods, respectively, due to mine shutdowns that occurred in the first quarter of 2006, along with the impact of mining production problems and network maintenance through the third quarter.

Industrial Products – Price increases, fuel surcharges, and the positive impact of transporting more shipments with a higher average ARC all combined to generate revenue growth in the third quarter and nine-month periods of 2006. Volume levels decreased in the third quarter and year-to-date periods due to lower lumber, paper, and newsprint shipments, which were partially offset by higher steel shipments. The softening housing market, lower production levels, and general market uncertainty drove the reduction in lumber shipments. Conversely, strong domestic markets drove the increase in construction-related steel materials and steel pipe, particularly those materials used in oil and gas drilling. Although flat in the third quarter, stone shipments were higher for the year-to-date period. Unseasonably hot weather limited the productivity of road construction crews in Texas, which reduced demand for stone shipments during the third quarter. This demand shortfall and train delays caused by several facility improvement projects on our network combined to constrain third quarter volumes. Strong demand during the first half of the year, car cycle time improvements, and the use of larger rock trains offset the third quarter decline and drove the increase of stone shipments for the nine-month period. Hurricane Rita reduced volumes of industrial products in the third quarter of 2005, which affected volume comparisons with the third quarter of 2006.

Intermodal – Strong volume growth, fuel surcharges, price increases, and index-based contract escalators led to higher revenue in the third quarter and year-to-date periods of 2006. Carloadings during both periods grew due to strong imports, primarily from Asia. Domestic traffic volume declined in the third quarter due to competition from the trucking sector, which had a greater supply of resources, a softness in the eastbound market from Los Angeles, and overall softening of the domestic economy.

Mexico Business – Each business group discussed above includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 25% to $339 million in the third quarter of 2006 and 23% to $992 million for the first nine months of 2006 versus 2005. Price increases, fuel surcharges, and volume growth in finished vehicles, automotive parts, import beer, dry feed ingredients, and plastics drove revenue growth in both the quarterly and year-to-date periods.

Operating Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Salaries, wages, and employee benefits	$1,161	$1,093	6%	$3,430	$3,267	5%
Fuel and utilities	821	673	22	2,307	1,809	28
Equipment and other rents	371	356	4	1,109	1,049	6
Depreciation	311	294	6	922	875	5
Materials and supplies	178	140	27	520	403	29
Casualty costs	83	109	(24)	303	308	(2)
Purchased services and other costs	306	315	(3)	951	984	(3)
Total	$3,231	$2,980	8%	$9,542	$8,695	10%

Operating expenses increased $251 million and $847 million in the third quarter and nine-month periods of 2006, respectively, versus the comparable periods in 2005. Locomotive fuel prices increased 20% and 26% during the third quarter and year-to-date periods, respectively, which accounted for $130 million and $441 million of these increases. Our fuel surcharge programs helped offset these expenses in the form of higher revenue, recovering approximately 89% and 87% of the additional expense incurred above our base fuel price of $0.75 per gallon for the third quarter and year-to-date periods of 2006, respectively. We base a majority of our fuel surcharges on the average U.S. diesel fuel price effective two months prior. The recovery percentage improved from 80% in the second quarter of 2006 due to the effect of this two-month timing lag as fuel prices declined during the latter half of the third quarter. Inflation of wages, benefits, and materials and supplies; a larger workforce; volume-related expenses; higher locomotive and freight car maintenance and lease expenses; and increased management compensation costs accounted for most of the additional increase in the two periods. Settlement of all insurance claims related to the 2005 January West Coast storm, lower casualty costs, an improved fuel consumption rate, and improved car cycle times (which reduced freight car rental expense) partially offset the cost increases. Finally, the comparability of the year-to-date operating expenses is affected by the 2005 January West Coast storm, which resulted in additional clean-up and restoration costs in 2005.

Salaries, Wages, and Employee Benefits – General wage and benefit inflation increased expenses in the third quarter and year-to-date periods of 2006, reflecting higher salaries and wages and the impact of higher healthcare and other benefit costs. A larger workforce, driven by higher volume levels, and increased management compensation costs (in part driven by stock compensation expense) also contributed to higher expenses. Higher crew training costs resulting from the year-over-year increase in hiring activity drove expenses in the third quarter of 2006 versus 2005, whereas 2006 year-to-date crew training costs were lower compared to 2005. Conversely, reduced protection costs and operational improvements, boosted by network management initiatives and investment in capacity, partially offset these cost increases. Protection costs represent the differential payment when the wage earned for active employment is lower than an employee’s protected rate of pay. An individual’s protected rate is imposed by the Surface Transportation Board for employees adversely affected by a merger or is established by collective bargaining agreements with our labor unions in certain cases. Year-to-date expenses in 2006 were also comparatively lower as we had higher labor expenses for clean-up and restoration work in the first quarter of 2005 associated with the January West Coast storm.

Fuel and Utilities – Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. Higher diesel fuel prices, which averaged $2.27 per gallon (including taxes and transportation costs) in the third quarter of 2006 compared to $1.88 per gallon in the same period in 2005, increased expenses by $130 million. A 3% increase in gross ton-miles resulted in $16 million of additional expenses, which was partially offset by a 1% improvement in our consumption rate due to the use of newer, more fuel-efficient locomotives, and our fuel conservation programs. Gasoline, utilities, and propane and other fuel expenses increased $4 million in the third quarter of 2006 due to higher prices. Year-to-date, higher diesel prices of $2.09 per gallon compared to $1.66 per gallon in 2005 contributed $441 million of increased expense. A 2% improvement in our consumption rate partially offset a 3% increase in gross ton-miles, which added $49 million of fuel expenses.

Equipment and Other Rents – Equipment and other rents primarily include rental expense the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Lease expense increased in the third quarter and year-to-date periods of 2006 compared to 2005 as we leased more locomotives and freight cars. Solid automotive and intermodal volume growth also increased our short-term freight car rental expense. Improved car cycle times driven by network management initiatives partially offset these increases, which lowered short-term freight car rental expense.

Depreciation – A majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the third quarter and first nine months of 2006.

Materials and Supplies – Materials used to maintain the Railroad’s lines, structures, and equipment are the principal component of materials and supplies expense. This expense item also includes small tools, office supplies, other materials, and the costs of freight services to ship Railroad materials. During the third quarter and year-to-date periods of 2006, materials and supplies expense increased, primarily due to locomotive and freight car maintenance. We used more materials at higher component costs to repair and maintain freight cars and our fleet of locomotives, including a growing number of units not covered by warranties. In addition, in the year-to-date period of 2006, we performed more maintenance on locomotives that were maintained internally and not subject to maintenance contracts with third-party contractors compared to the third quarter of 2005.

Casualty Costs – Personal injury expense, freight and property damage, insurance, and environmental costs are the primary components of casualty costs. Lower personal injury expense drove the decrease in third quarter casualty costs compared to 2005 due to a recent actuarial study that projected lower than expected settlement costs for incidents that have occurred and are pending resolution. Lower bad debt expense due to improved collection rates and a reduction in freight damage expenses also drove lower third quarter and year-to-date expenses. Higher personal injury expense, mainly due to adverse developments on a small number of existing claims during the first half of 2006, partially offset the year-to-date reduction in expenses.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses. Settlement of insurance claims related to the 2005 January West Coast storm reduced expenses by $23 million in the third quarter of 2006. Lower locomotive contract maintenance costs and lower expenses associated with jointly-owned operating facilities also reduced expenses in the third quarter and year-to-date periods of 2006 versus the same periods of 2005. In addition, the gain from the sale of two airplanes and increased repair work on privately and foreign owned freight cars, which was reimbursed by third parties, also reduced expenses in the nine-month period of 2006 compared to 2005. Conversely, volume-related expenses, including crew transportation costs and contracting costs for intermodal containers, increased in the third quarter and year-to-date periods driven by 3% and 4% carloading growth in the periods, respectively. Higher state and local taxes (primarily sales and use taxes) also drove expenses higher in the third quarter and year-to-date periods compared to 2005. Additionally, clean-up and restoration costs related to the January West Coast storm added expenses in the first nine months of 2005, which also reduced year-over-year expenses.

Non-Operating Items

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Other income	$22	$42	(48)%	$61	$91	(33)%
Interest expense	(119)	(124)	(4)	(359)	(384)	(7)
Income taxes	(235)	(30)	683	(655)	(239)	174

Other Income – Lower net gains from non-operating asset sales and higher expenses due to rising interest rates associated with our sale of receivables program resulted in a reduction in other income in the third quarter and year-to-date periods of 2006 compared to 2005.

Interest Expense – Interest expense was lower in the third quarter and nine-month periods of 2006 primarily due to declining weighted-average debt levels of $7.1 billion and $7.2 billion, respectively, compared to $7.6 billion and $7.9 billion in the corresponding periods of 2005. A higher effective interest rate of 6.8% and 6.7% in the third quarter and year-to-date periods of 2006, respectively, versus 6.5% in both comparable periods of 2005 partially offset the effects of the lower debt levels.

Income Taxes – Income tax expense was higher in the third quarter and year-to-date periods of 2006. Income tax expense in 2005 was lower due to a $118 million one-time reduction, which was primarily related to final settlements with the Internal Revenue Service for pre-1995 tax years and the impact those settlements had on post-1995 years. Higher income tax expense in 2006 also resulted from higher pretax income; partially offsetting this increase was a net $12 million reduction primarily related to deferred state income tax adjustments for additional deductions of track investment, a reversal of a valuation allowance for state tax credits, and changes in the distribution of taxable income between states. Our effective tax rate was 35.9% and 36.9% in the third quarter and year-to-date periods of 2006, respectively, compared to 7.5% and 24.7% in the corresponding periods of 2005.

OTHER OPERATING AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads, including carloads, average train speed, average daily inventory of rail cars on our system, and average terminal dwell time. The operating data are available on our website at www.up.com/investors/reports/index.shtml.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2006	2005	Change	2006	2005	Change
Average train speed (miles per hour)	21.3	21.6	(1)%	21.3	21.3	-%
Average terminal dwell time (hours)	26.2	28.1	(7)	27.6	28.3	(2)
Gross ton-miles (billions)	270.0	263.4	3	805.1	781.8	3
Revenue ton-miles (billions)	141.7	138.2	3	424.4	412.5	3
Average full-time equivalent employees	51,278	50,106	2	50,874	49,831	2

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Ongoing network management initiatives and capacity expansion allowed us to move 3% and 4% more carloads in the third quarter and year-to-date periods of 2006, respectively, while average train speed decreased slightly compared to 2005.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time is favorable. Average terminal dwell improved in both periods versus 2005 as a result of ongoing network management initiatives and directed efforts to more timely deliver rail cars off-line to our interchange partners and customers.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. In the third quarter of 2006, gross and revenue ton-miles grew 3% in relation to the 3% increase in carloadings as volume growth was balanced between the higher and lower density commodities. In the nine-month period of 2006, both gross and revenue ton-miles also grew 3%, while carloadings increased 4%. Stronger volume growth in the lower density commodity groups of intermodal and automotive, combined with volume decreases in the higher density commodities of chemicals and industrial products impacted growth rates of gross and revenue ton-miles in relation to carloading growth.

Average Full-Time Equivalent Employees – Employee levels in the third quarter and year-to-date periods of 2006 include more employees to maintain our larger locomotive and freight car fleet, the addition of employees needed to complete increased track repair and replacement programs, the hiring of operations management personnel, including an expanded management training program, and train and engine personnel to manage current demand.

Debt to Capital/Lease Adjusted Debt to Capital

Debt to Capital Millions of Dollars, except Percentages	September 30, 2006	December 31, 2005	Change
Debt	$ 7,050	$ 7,416	$(366)
Equity	14,770	13,707	1,063
Capital	$21,820	$21,123	$ 697
Debt to capital	32.3%	35.1%	(2.8	) pt

Lease Adjusted Debt to Capital Millions of Dollars, except Percentages	September 30, 2006	December 31, 2005	Change
Debt	$ 7,050	$ 7,416	$ (366)
Net present value of operating leases	3,530	3,185	345
Lease adjusted debt	10,580	10,601	(21)
Equity	14,770	13,707	1,063
Lease adjusted capital	$25,350	$24,308	$1,042
Lease adjusted debt to capital	41.7%	43.6%	(1.9	) pt

Lease adjusted debt to capital is considered a non-GAAP measure by SEC Regulation G. We believe this measure is important in evaluating the total amount of leverage in our capital structure including off-balance sheet lease obligations. We monitor the ratio of lease adjusted debt to capital as we manage our capital structure to balance cost effective and efficient access to the capital markets with the Company’s overall cost of capital. Lease adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The table above provides support for the lease adjusted debt to capital calculation. Our debt to capital ratios improved as a result of a $366 million reduction in our debt level from December 31, 2005, and an increase in retained earnings due to higher net income in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Millions of Dollars	Nine Months Ended September 30,
	2006	2005	Change
Cash provided by operating activities	$1,979	$1,695	$284
Cash used in investing activities	(1,566)	(1,618)	52
Cash used in financing activities	(467)	(717)	250
Net change in cash and cash equivalents	$ (54)	$ (640)	$586

Cash Provided by Operating Activities – Higher income in the first nine months of 2006 drove the increase in cash provided by operating activities, which was partially offset by higher income tax payments; higher material and supply inventories (primarily fuel price driven); a $50 million voluntary pension contribution; and higher management incentive payments in 2006.

Cash Used in Investing Activities – The insurance settlement for the 2005 January West Coast storm and lower work in process balances decreased the amount of cash used in investing activities. Higher capital investments and less proceeds from asset sales partially offset the decrease.

The following table details capital expenditures for the nine months ended September 30:

Capital Expenditures Millions of Dollars	Nine Months Ended September 30,
	2006	2005
Track program	$1,184	$1,165
Capacity and commercial facilities	359	382
Locomotives and freight cars	95	75
Other	57	54
Total	$1,695	$1,676

Cash Used in Financing Activities – The decrease in cash used in financing activities resulted from lower debt repayments ($371 million in the first nine months of 2006 compared to $662 million in the same period of 2005) partially offset by lower net proceeds from equity compensation plans ($122 million and $172 million in the first nine months of 2006 and 2005, respectively).

Free Cash Flow Millions of Dollars	Nine Months Ended September 30,
	2006	2005
Cash provided by operating activities	$ 1,979	$ 1,695
Cash used in investing activities	(1,566)	(1,618)
Dividends paid	(241)	(235)
Free cash flow	$ 172	$ (158)

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

Capital Expenditures Outlook – We expect our 2006 capital expenditures to be approximately $2.8 billion, including $500 million of long-term operating leases. We are evaluating plans to increase our total capital expenditures for 2007 by about 15% to approximately $3.2 billion, including any long-term operating leases. The additional spending would target capacity expansion to support growth opportunities for commodities with strong demand forecasts and expected financial returns, including intermodal, coal, and agricultural products. We currently expect that cash generated from operations will support this additional spending. However, we will continue to monitor our performance and may adjust capital expenditures as necessary.

Credit Facilities – On September 30, 2006, we had $2 billion in revolving credit facilities available, including $1 billion under a five-year facility expiring in March 2009 and $1 billion under a five-year facility expiring in March 2010 (collectively, the “facilities”). The facilities are designated for general corporate purposes and support the issuance of commercial paper. Neither of the facilities were drawn as of September 30, 2006. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. These facilities allow for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facilities require the maintenance of a minimum net worth and a debt to net worth coverage ratio. At September 30, 2006, we were in compliance with these covenants. The facilities do not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require the posting of collateral.

In addition to our revolving credit facilities, we also had $150 million in uncommitted lines of credit available, including $75 million that expires in March 2007 and $75 million expiring in July 2007. Neither of these lines of credit were drawn on as of September 30, 2006. We must have equivalent credit available under our five-year facilities to draw on the $75 million lines of credit.

Shelf Registration Statement – Under a current shelf registration statement, we may issue any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. At September 30, 2006, we had $500 million remaining for issuance under the current shelf registration statement. We have no immediate plans to issue any securities; however, we routinely consider and evaluate opportunities to replace existing debt or access capital through issuances of debt securities under this shelf registration, and, therefore, we may issue debt securities at any time.

Ratio of Earnings to Fixed Charges – For the three and nine months ended September 30, 2006, our ratio of earnings to fixed charges was 4.5 and 4.2, respectively, compared to 3.1 and 2.7 for the three and nine months ended September 30, 2005, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent net income, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and an estimated amount representing the interest portion of rental charges.

Operating Lease Activities – As of September 30, 2006, the Railroad, as lessee, entered into long-term operating lease arrangements covering 200 locomotives and 2,100 freight cars, which represent the majority of new equipment that the Railroad plans to acquire in 2006. Through the date of this report, the lessors under these lease arrangements purchased all 200 locomotives and 1,920 freight cars from the Corporation through various financing transactions with a total equipment cost of approximately $511 million. In the fourth quarter, we anticipate financing the remaining freight cars under these lease arrangements with a total equipment cost of approximately $12 million. In total, these new lease arrangements will provide for minimum total rental payments of approximately $777 million, with a present value of approximately $427 million.

The lessors financed the purchase of the locomotives and freight cars, in part, by the issuance of equipment notes that are non-recourse to the Railroad and are secured by assignments of the underlying leases and security interests in the various types of equipment. Neither the Railroad nor UPC guarantees payment of the equipment notes. The Railroad’s obligations to make operating lease payments under the leases are recourse obligations and are not recorded in the Consolidated Statements of Financial Position.

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

The following tables identify material obligations and commitments as of September 30, 2006:

		Payments Due by September 30,
Contractual Obligations Millions of Dollars	Total	2007	2008	2009	2010	2011	After 2011
Debt [a]	$ 9,457	$ 649	$1,304	$ 953	$ 595	$ 673	$ 5,283
Operating leases	5,485	565	548	502	460	449	2,961
Capital lease obligations [b]	1,916	184	177	170	150	157	1,078
Purchase obligations [c]	4,481	1,277	638	538	208	179	1,641
Other postretirement benefits [d]	479	42	45	46	48	49	249
Total contractual obligations	$21,818	$2,717	$2,712	$2,209	$1,461	$1,507	$11,212

[a]	Excludes capital lease obligations of $1,236 million, unamortized discount of $(103) million, and market value adjustments of $(15) million for debt with qualifying hedges that are recorded as liabilities on the Consolidated Statements of Financial Position. Includes an interest component of $3,525 million.
[b]	Represents total obligations, including interest component of $680 million.
[c]	Includes locomotive maintenance contracts; purchase commitments for locomotives, freight cars, ties, ballast, and track; and agreements to purchase other goods and services.
[d]	Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.

		Amount of Commitment Expiration by September 30,
Other Commercial Commitments Millions of Dollars	Total	2007	2008	2009	2010	2011	After 2011
Credit facilities [a]	$2,000	$ -	$-	$1,000	$1,000	$ -	$ -
Sale of receivables [b]	600	600	-	-	-	-	-
Guarantees [c]	455	5	5	18	45	61	321
Standby letters of credit [d]	37	37	-	-	-	-	-
Total commercial commitments	$3,092	$642	$5	$1,018	$1,045	$61	$321

[a]	None of the credit facilities was used as of September 30, 2006.
[b]	$600 million of the facility was utilized at September 30, 2006.
[c]	Includes guaranteed obligations related to our headquarters, equipment financings, and affiliated operations.
[d]	None of the letters of credit was drawn upon as of September 30, 2006.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at both September 30, 2006 and December 31, 2005. The value of the outstanding undivided interest held by investors under the facility was $600 million at both September 30, 2006 and December 31, 2005. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,234 million and $1,226 million of accounts receivable held by UPRI at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, the value of the interest retained by UPRI was $634 million and $626 million, respectively. The interest in accounts receivable held by UPRI is included in accounts receivable in our Consolidated Financial Statements, whereas the interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for its responsibilities. The Railroad collected approximately $11 billion and $10 billion during the nine months ended September 30, 2006 and 2005, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $9 million and $6 million for the three months ended September 30, 2006 and 2005, respectively, and $25 million and $16 million for the nine months ended September 30, 2006 and 2005, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad have no recourse to the assets of UPRI. The sale of receivables program expires in August 2007.

OTHER MATTERS

Asserted and Unasserted Claims – Various claims and lawsuits are pending against us and certain of our subsidiaries. It is not possible at this time for us to determine fully the effect of all unasserted claims on our consolidated results of operations, financial condition, or liquidity; however, to the extent possible, where unasserted claims are considered probable and where such claims can be reasonably estimated, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity after taking into account liabilities previously recorded for these matters.

Income Taxes - As previously reported in note 3 to our Consolidated Financial Statements, Item 8, in our 2005 annual report on Form 10-K, the Internal Revenue Service (IRS) completed its examinations and issued notices of deficiency for tax years 1995 through 2002. Among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In 2005, the IRS national office issued a Technical Advice Memorandum that left unresolved whether the deductions were proper pending further factual development by the IRS examination team. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS appeals process, and, if necessary, litigation. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our operating results, financial condition, or liquidity. In addition, tax years 2003 and 2004 are currently under examination by the IRS.

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

Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). The interpretation limits the amount we recognize to no more than the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement of a tax position. The interpretation is effective for us beginning in the first quarter of 2007. Any change in uncertain tax positions required upon adoption of the interpretation will be an adjustment to beginning retained earnings. We are currently assessing the impact FIN 48 may have on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 157 may have on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 requires us to recognize the funded status of our pension and postretirement plans in the balance sheet, along with a corresponding noncash, after-tax adjustment to shareholders’ equity. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in the funded status should be recognized in other comprehensive loss. We will adopt FAS 158 at the end of 2006. We do not expect the adoption of FAS 158 to have a material impact on our Consolidated Financial Statements, liquidity or compliance with debt covenants.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for us at the end of 2006. We do not expect the adoption of SAB 108 will have a material impact on our Consolidated Financial Statements.

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

•	legislative and regulatory developments, including possible legislation to re-regulate the rail industry;

•	any adverse economic or operational repercussions related to the transportation of hazardous materials, which we are required to transport under federal law;

•	natural events such as severe weather, fire, hurricanes, floods, earthquakes, or other disruptions of our operating systems, structures, and equipment;

•	the impact of ongoing track maintenance and restoration in the Southern Powder River Basin of Wyoming;

•	changes in fuel prices, including price increases caused by the effects of severe weather, other events, or disruptions of domestic refining capacity, or changes to our ability to recover fuel costs;

•	material adverse changes in economic and industry conditions, both within the United States and globally;

•	adverse economic conditions affecting customer demand and the industries and geographic areas that produce and consume commodities we carry;

•	transportation industry competition, conditions, performance, and consolidation;

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Corporation is involved in legal proceedings, claims, and litigation that occur in connection with the Corporation’s business. Management routinely assesses the Corporation’s liabilities and contingencies in connection with these matters based upon the latest information available. Consistent with SEC rules and requirements, the Corporation describes below material pending legal proceedings (other than ordinary routine litigation incidental to the business of the Corporation), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $100,000) and such other pending matters that the Corporation may determine to be appropriate.

Other Matters

As we reported in our Current Report on Form 8-K filed on April 12, 2005, we received a complaint in a purported shareholder derivative lawsuit. The Corporation initially received a demand letter on or about September 8, 2004, from counsel for a shareholder asserting that the Railroad failed to properly report certain accidents to the appropriate regulatory authorities and had failed to comply with safety standards set by the Federal Rail Administration. The demand letter requested that the Corporation take legal action against its directors and certain other defendants. On September 30, 2004, the Board of Directors established a Special Committee of the Board to investigate the claims alleged in the demand letter and determine what, if any, action should be taken in response to the letter. The Special Committee initiated its investigation, and, prior to completing this task, the plaintiff filed a derivative complaint in Utah. The complaint was filed in state court in Salt Lake County, Utah, on April 5, 2005, and alleged that the director defendants breached their fiduciary duty to the Corporation and its shareholders by, among other things, disregarding problems relating to railroad safety, compliance with governmental regulations, including reporting requirements with respect to rail accidents, and the handling of evidence in rail accident cases. The complaint contended that, as a consequence of such alleged breach of duty, the Corporation suffered substantial monetary losses and other injuries and sought, among other things, an award of compensatory damages against the defendant directors, other non-monetary remedies and relief, and an award of the plaintiff’s reasonable expenses and attorney’s fees.

The Special Committee expanded its investigation to include the additional matters raised in the subsequent complaint. Following the investigation, the Special Committee delivered a report to the Court, dated August 15, 2005, that concluded there was no reasonable prospect of success in establishing any of the claims in the complaint, and that it was not in the best interest of the Corporation to pursue the matter. Upon issuance of the report and consistent with this conclusion, the Corporation, acting at the direction of the Special Committee, filed a motion to dismiss on August 18, 2005.

In the course of conducting discovery in connection with several matters raised by the motion to dismiss, the parties engaged in arm’s length discussions regarding possible settlement of the matter. On August 4, 2006, the Corporation and the individual defendants entered into a Stipulation of Compromise and Settlement with the plaintiff (the Stipulation), providing for the settlement of the complaint and the dismissal of all the claims set forth in the complaint. The Corporation and the individual defendants entered into the Stipulation for the purpose of avoiding the additional expense, inconvenience, and burden of pursuing such litigation, and their decision to enter into the Stipulation did not constitute, and pursuant to the Stipulation may not be deemed or construed as, an admission, concession, or evidence of any liability or wrongdoing of any of the defendants, which liability and wrongdoing have consistently been, and continue to be, denied. Under the terms of the Stipulation, which were described in detail in a notice to the shareholders, (i) the Corporation will retain an outside consultant to review and recommend changes or improvements, if any, with respect to grade crossing safety and the metrics used by the Board and its Audit Committee to monitor safety performance, (ii) the Railroad will formally designate a Chief Safety Officer, and (iii) the Corporation will make changes to its corporate governance guidelines and policies, codes of business conduct and ethics, and certain Board committee charters designed to emphasize and make more formal the continuing commitment of the Company and the Railroad to improving operational safety and regulatory compliance. At a hearing on October 19, 2006, following notice to shareholders, the Court approved the proposed settlement set forth in the Stipulation and awarded attorney’s fees and expenses in the amount of $1,125,000 to the counsel for the plaintiff, which fees will be paid by the Corporation. On August 9, 2006, the U.S. government filed a complaint in the U.S. District Court for the District of Eastern California against the Railroad, claiming unspecified damages for destruction of, or harm to, natural resources and related fire suppression costs in connection with a fire near the Railroad’s right of way. The fire occurred on August 17, 2000, in the Plumas National Forest, in the Lassen National Forest, and on private timberland near Storrie, California. On October 17, 2006, the U.S. government indicated in a court filing that it is seeking damages in excess of $246 million. The Railroad disputes the amount of the claim, which significantly exceeds the initial claim delivered to the Railroad by the U.S. government, and believes that it has adequate insurance coverage for any expected liability. Therefore, the Railroad currently does not believe that any liability arising from this proceeding would have a material adverse impact on any of its results of operations, financial condition, or liquidity.

Environmental Matters

As we reported in our Annual Report on Form 10-K for 2005, the State of Washington Department of Ecology notified the Railroad on October 25, 2005, that it assessed a penalty of $106,000 against the Railroad for a November 15, 2003, incident near Kelso, Washington. In that incident, a UPRR train collided with a BNSF train, derailing three of our locomotives. The Department of Ecology contended that diesel fuel and lube oil from the derailed locomotives entered waters of the State of Washington. The Railroad asked the state to reconsider the penalty amount. On April 10, 2006, the Department of Ecology notified the Railroad that its request had been denied, and the amount of the penalty was affirmed. The Railroad appealed the penalty. On September 22, 2006, the Department of Ecology and the Railroad entered into a settlement agreement. Pursuant to the settlement, UPRR agreed, without admitting liability, to pay the Department of Ecology $20,000 and to contribute $78,000 toward a Supplemental Environmental Project.

As we reported in our Annual Report on Form 10-K for 2003, the District Attorneys of Merced, Madera, and Stanislaus Counties in California filed a criminal case against the Railroad relating to a series of alleged releases of calcium oxide (lime). The criminal case was dismissed in the last quarter of 2003 and was subsequently refiled as a civil action by several counties in the San Joaquin County Superior Court. The refiled suit sought civil penalties against the Railroad in connection with the release of lime from an unidentified rail car between Chowchilla and Sacramento, California, on December 27, 2001, and another incident in which lime leaked from a rail car between Chowchilla and Stockton, California, on February 21, 2002. The suit contended that regulatory violations occurred by virtue of the Railroad’s alleged failure to timely report the release of a “hazardous material,” its alleged disposal of hazardous waste, and the alleged release of material into the waters of the State of California. On September 20, 2004, the Court dismissed the suit with prejudice. The State appealed this decision. On August 2, 2006, the Court of Appeals issued its decision, reversing the judgment and remanding the case for further proceedings consistent with its opinion. The Court of Appeals held that the State of California’s claims against the Railroad for civil penalties were preempted by the Hazardous Materials Transportation Act (HMTA), with the exception of its claims, which were based upon the Railroad’s alleged failure to timely report the releases of calcium oxide to state and local authorities. With respect to these claims, the Court held that while they were not preempted by the HMTA on their face, it remained possible that those claims might ultimately be preempted once the trial court developed a record. The Railroad and the State requested that the California Supreme Court review the decision of the Court of Appeals. The California Supreme Court has not indicated whether it will hear the case.

As we reported in our Annual Report on Form 10-K for 2003, the United States Attorney for the Central District of California notified the Railroad that the office intended to pursue criminal charges against us for alleged violations of federal environmental laws, including the federal Clean Water Act, in connection with releases of oil contaminated wastewater from our Taylor Yard in 2001 and 2003. On July 31, 2006, the United States Attorney filed criminal misdemeanor charges against us for these releases in the United States District Court for the Central District of California, and we received the Summons from the Court on August 8, 2006. We will vigorously defend the charges.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2005 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – We do not currently intend to repurchase any shares in 2006 to replace treasury shares issued as stock-based compensation. The purchased shares presented below relate solely to our equity compensation plans described in note 7 to the Consolidated Financial Statements and Supplementary Data, Item 8 in our 2005 annual report on Form 10-K. The following table presents common stock repurchases during each month for the third quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
July 1 through July 31 Employee transactions [a]	4,027	$ 88.89	N/A	N/A
August 1 through August 31 Employee transactions [a]	1,150	86.92	N/A	N/A
September 1 through September 30 Employee transactions [a]	41,207	85.55	N/A	N/A
Total	46,384	$ 85.88	N/A	N/A
[a]	Includes shares delivered or attested to UPC to pay stock option exercise prices or to satisfy tax withholding obligations for stock option exercises or vesting of retention shares or stock units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement

3(a)	By-Laws of UPC, as amended, effective October 1, 2006.

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2006 and 2005.

12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2006 and 2005.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James R. Young and Robert M. Knight, Jr.

Description of Exhibits Incorporated by Reference

3(b)	Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2006

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr., Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz, Vice President and Controller (Principal Accounting Officer)