Form 10-Q
period 2007-03-31
UNION PACIFIC CORP
filed 2007-04-26
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

☐  Yes    ☑  No

As of April 24, 2007, there were 269,451,889 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, For the Three Months Ended March 31,	2007	2006
Operating revenue	$3,849	$3,710

Operating expenses:
Salaries, wages, and employee benefits	1,180	1,129
Fuel and utilities	683	692
Equipment and other rents	353	367
Depreciation	325	303
Materials and supplies	176	164
Casualty costs	69	110
Purchased services and other costs	344	340
Total operating expenses	3,130	3,105
Operating income	719	605
Other income	15	10
Interest expense	(113)	(120)
Income before income taxes	621	495
Income taxes	(235)	(184)
Net income	$386	$311
Share and Per Share (note 7):

Earnings per share – basic	$1.43	$1.16
Earnings per share – diluted	$1.41	$1.15

Weighted average number of shares – basic	270.6	268.3
Weighted average number of shares – diluted	272.8	271.0
Dividends declared per share	$0.35	$0.30

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, Except Share and Per Share Amounts	March 31, 2007	December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$598	$827
Accounts receivable, net	660	679
Materials and supplies	414	395
Current deferred income taxes	319	319
Other current assets	265	191
Total current assets	2,256	2,411
Investments:
Investments in and advances to affiliated companies	882	865
Other investments	12	12
Total investments	894	877
Properties:
Road	36,075	35,634
Equipment	7,632	7,637
Other	177	177
Total cost	43,884	43,448
Accumulated depreciation	(10,818)	(10,575)
Net properties	33,066	32,873
Other assets	470	354
Total assets	$36,686	$36,515
Liabilities and Common Shareholders’ Equity

Current liabilities:
Accounts payable	$668	$684
Accrued wages and vacation	425	412
Accrued casualty costs	401	409
Income and other taxes	386	279
Dividends and interest	228	238
Debt due within one year	137	780
Equipment rents payable	102	108
Other current liabilities	616	629
Total current liabilities	2,963	3,539
Debt due after one year	6,594	6,000
Deferred income taxes	9,710	9,696
Accrued casualty costs	834	868
Retiree benefits obligation	500	504
Other long-term liabilities	638	596
Commitments and contingencies (note 8)
Total liabilities	21,239	21,203
Common shareholders’ equity:
Common shares, par value $2.50 per share, 500,000,000 shares authorized; 276,173,360 and 275,962,411 shares issued, respectively	690	690
Paid-in-surplus	3,942	3,943
Retained earnings	11,499	11,215
Treasury stock	(543)	(394)
Accumulated other comprehensive loss	(141)	(142)
Total common shareholders’ equity	15,447	15,312
Total liabilities and common shareholders’ equity	$36,686	$36,515

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, For the Three Months Ended March 31,	2007	2006
Operating Activities
Net income	$386	$311
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	325	303
Noncurrent income taxes	45	43
Stock-based compensation expense	11	11
Net gain from asset sales	(5)	(6)
Other operating activities, net	(24)	(63)
Changes in current assets and liabilities, net	(7)	(192)
Cash provided by operating activities	731	407
Investing Activities
Capital investments	(514)	(549)
Proceeds from asset sales	11	13
Acquisition of equipment pending financing	(134)	(78)
Other investing activities, net	(40)	(22)
Cash used in investing activities	(677)	(636)
Financing Activities
Common share repurchases (note 10)	(186)	-
Dividends paid	(83)	(80)
Debt repaid	(53)	(309)
Net proceeds from equity compensation plans	18	88
Excess tax benefits from equity compensation plans	18	15
Other financing activities, net	3	-
Cash used in financing activities	(283)	(286)
Net change in cash and cash equivalents	(229)	(515)
Cash and cash equivalents at beginning of year	827	773
Cash and cash equivalents at end of period	$598	$258
Changes in Current Assets and Liabilities
Accounts receivable, net	$19	$17
Materials and supplies	(19)	(85)
Other current assets	(74)	7
Accounts, wages, and vacation payable	(3)	(177)
Other current liabilities	70	46
Total	$(7)	$(192)
Supplemental Cash Flow Information
Non-cash investing activity, capital investments accrued but not yet paid	$77	$82
Non-cash financing activity:
Cash dividends declared but not yet paid	$92	$79
Common shares repurchased but not yet paid	16	-
Cash paid during the period for:
Interest	$(134)	$(152)
Income taxes, net	(68)	(1)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

							Accumulated Other Comp Income/(Loss)
Millions of Dollars Thousands of Shares	Common Shares	Treasury Shares	Common Shares	Paid- in- Surplus	Retained Earnings	Treasury Stock	Defined Benefit Plans	Foreign Curr. Trans.	FAS 133	Total
Balance at Dec. 31, 2006	275,962	(5,790)	$690	$3,943	$11,215	$(394)	$(120)	$(17)	$(5)	$15,312
Cumulative effect of adoption of FIN 48 (note 11)	-	-	-	-	(7)	-	-	-	-	(7)
Balance at Jan. 1, 2007	275,962	(5,790)	$690	$3,943	$11,208	$(394)	$(120)	$(17)	$(5)	$15,305
Comprehensive income:
Net income			-	-	386	-	-	-	-	386
Other comp. income			-	-	-	-	1	-	-	1
Total comprehensive income			-	-	386	-	1	-	-	387
Conversion, stock option exercises, forfeitures, and other	211	904	-	(1)	-	53	-	-	-	52
Share repurchases (note 10)	-	(2,044)	-	-	-	(202)	-	-	-	(202)
Dividends declared ($0.35 per share)	-	-	-	-	(95)	-	-	-	-	(95)
Balance at Mar. 31, 2007	276,173	(6,930)	$690	$3,942	$11,499	$(543)	$(119)	$(17)	$(5)	$15,447

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For purposes of this report, unless the context otherwise requires, all references herein to the “Corporation”, “UPC”, “we”, “us”, and “our” mean Union Pacific Corporation and its subsidiaries, including Union Pacific Railroad Company, which will be separately referred to herein as “UPRR” or the “Railroad”.

1.    Responsibilities for Financial Statements – Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Our Consolidated Statement of Financial Position at December 31, 2006, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2006 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results for the entire year ending December 31, 2007.

2.    Stock-Based Compensation – We have several stock-based compensation plans under which employees and non-employee directors receive stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. We issue treasury shares to cover option exercises and stock unit vestings, while new shares are issued when retention shares vest. We measure and recognize compensation expense following Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment. Expense is measured on the grant date and is expensed ratably over the service period of the awards (generally the vesting period). Information regarding stock-based compensation appears in the table below:

	Three Months Ended March 31,
Millions of Dollars	2007	2006
Stock-based compensation, before tax:
Stock options	$ 5	$ 4
Retention awards	6	7
Total stock-based compensation, before tax	$ 11	$ 11
Total stock-based compensation, after tax	$ 7	$ 7

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average assumptions used for valuation purposes:

	Three Months Ended March 31,
Weighted-Average Assumptions	2007	2006
Risk-free interest rate	4.9%	4.5%
Dividend yield	1.4%	1.4%
Expected life (years)	4.7	6.0
Volatility	20.9%	25.3%
Weighted-average grant-date fair value of options granted	$ 22.34	$ 24.97

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant; the dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant; the expected life is based on historical and expected exercise behavior; and volatility is based on the historical volatility of our stock price over the expected life of the option.

A summary of stock option activity during the three months ended March 31, 2007 is presented below:

	Shares (thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2006	10,044	$ 64.22	6.0 yrs.	$ 279
Granted	1,098	96.97	N/A	N/A
Exercised	(837)	55.72	N/A	N/A
Forfeited or expired	(7)	70.71	N/A	N/A
Outstanding at March 31, 2007	10,298	$ 68.40	6.3 yrs.	$ 341
Vested or expected to vest at March 31, 2007	9,546	$ 66.97	6.1 yrs.	$ 330
Options exercisable at March 31, 2007	8,199	$ 62.42	5.6 yrs.	$ 321

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at March 31, 2007 are subject to performance or market-based vesting conditions.

At March 31, 2007, there was $42 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended March 31,
Millions of Dollars	2007	2006
Aggregate grant-date fair value of stock options vested	$ 10	$ 26
Intrinsic value of stock options exercised	37	63
Cash received from option exercises	36	96
Tax benefit realized from option exercises	16	24

Retention Awards – The fair value of retention awards is based on the closing price of the stock at the grant date. Dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2007 were as follows:

	Shares (thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	778	$ 71.72
Granted	305	96.97
Vested	(249)	61.86
Forfeited	(5)	73.70
Nonvested at March 31, 2007	829	$ 83.97

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At March 31, 2007, there was $51 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.8 years.

Performance Retention Awards – In January 2007, our Board of Directors approved performance stock unit grants. Other than raising the performance targets, the basic terms of these performance stock units are identical to those granted in January 2006, including annual return on invested capital (ROIC) as the performance measure. Stock units awarded to selected employees under these grants are subject to continued employment for 37 months and the attainment of certain levels of ROIC. We will expense the fair value of the units that are probable of being earned based on our forecasted ROIC over the 3-year performance period. We measure the fair value of these performance stock units based upon the closing price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. Dividend equivalents are paid to participants only after the units are earned.

The assumptions used to calculate the present value of estimated future dividends are as follows:

Three Months Ended March 31,
2007
Dividend per share	$ 0.35
Risk-free interest rate at date of grant	4.9%

Changes in our performance retention awards during the three months ended March 31, 2007 were as follows:

	Shares (thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	122	$ 86.05
Granted	173	93.72
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2007	295	$ 90.54

At March 31, 2007, there was $21 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 2.3 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At March 31, 2007 and December 31, 2006, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

Determination of Fair Value – We determine the fair values of our derivative financial instrument positions based upon current fair values as quoted by recognized dealers or the present value of expected future cash flows.

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

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in interest rates. We account for swaps as fair value hedges using the short-cut method pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, we do not record any ineffectiveness within our Condensed Consolidated Financial Statements.

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions of Dollars, Except Percentages	March 31, 2007	December 31, 2006
Amount of debt hedged	$ 500	$ 500
Percentage of total debt portfolio	7%	7%
Gross fair value liability position	$ (15)	$ (16)

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At March 31, 2007 and December 31, 2006, we had a reduction of $5 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of March 31, 2007 and December 31, 2006, we had no interest rate cash flow hedges outstanding.

Fuel Swaps – We have two fuel basis swaps that expire in July 2008. These commodity basis swaps require us to make payments to, or receive payments from, the counterparty based on the difference between certain price indices. Changes in the fair value of these swaps are reflected in fuel expense. We reported a derivative liability of approximately $3 million at March 31, 2007, and a derivative asset of approximately $2 million at December 31, 2006, which represented the fair value of the swaps. The swaps increased 2007 fuel expense by $5 million, which included monthly net settlements with the counterparty and the fair value recognition at March 31, 2007.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income:

	Three Months Ended March 31,
Millions of Dollars	2007	2006
Increase in interest expense from interest rate hedging	$ 2	$ 1
Increase in fuel expense from fuel derivatives	5	-
Decrease in pre-tax income	$ 7	$ 1

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at both March 31, 2007 and December 31, 2006. The value of the outstanding undivided interest held by investors under the facility was $600 million at both March 31, 2007 and December 31, 2006, respectively. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,141 million and $1,158 million of accounts receivable held by UPRI at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, the value of the interest retained by UPRI was $541 million and $558 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for its responsibilities. The Railroad collected approximately

$3.8 billion and $3.7 billion during the three months ended March 31, 2007 and 2006, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $9 million and $7 million for the three months ended March 31, 2007 and 2006, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad have no recourse to the assets of UPRI. In August 2006, the sale of receivables program was renewed for an additional 364-day period without any significant changes in terms.

5.     Debt

Credit Facilities – On March 31, 2007, we had $2 billion in revolving credit facilities available, including $1 billion under a five-year facility expiring in March 2009 and $1 billion under a five-year facility expiring in March 2010 (collectively, the “facilities”). The facilities were designated for general corporate purposes and support the issuance of commercial paper. Neither of the facilities were drawn on as of March 31, 2007. Commitment fees and interest rates payable under the facilities were similar to fees and rates available to comparably rated investment-grade borrowers. These facilities allowed for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facilities required the maintenance of a minimum net worth and a debt to net worth coverage ratio. At March 31, 2007, we were in compliance with these covenants. The facilities did not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require the posting of collateral. The Company amended and consolidated the two existing facilities into a new five-year $1.9 billion facility on April 20, 2007. The terms of the new facility are comparable with those of the existing facilities (although the minimum net worth requirement of $7.5 billion was removed) and include commitment fees and interest rates that are comparable to those made available to similarly rated investment grade borrowers. The new facility also includes a change-in-control provision.

In addition to our revolving credit facilities, we had $150 million in uncommitted lines of credit available, including $75 million that expires in May 2007 and $75 million expiring in March 2008. Neither of these lines of credit were used as of March 31, 2007. We must have equivalent credit available under our five-year facility to draw on these $75 million lines.

At March 31, 2007, approximately $948 million of short-term borrowings that we intend to refinance were reclassified as long-term debt. This reclassification reflected our ability and intent to refinance these short-term borrowings and current maturities of long-term debt on a long-term basis. At December 31, 2006, we did not reclassify any short-term debt to a long-term basis as we did not intend to refinance at that time.

Dividend Restriction – We were subject to certain restrictions related to the payment of cash dividends to our shareholders due to minimum net worth requirements under the credit facilities referred to above. The amount of retained earnings available for dividends was $7.9 billion and $7.8 billion at March 31, 2007 and December 31, 2006, respectively. Under the new credit facility dated April 20, 2007, we are no longer required to maintain a minimum net worth that has previously restricted the amount of retained earnings available for dividends.

Shelf Registration Statement and Significant New Borrowings – We filed a new shelf registration statement, which became effective March 6, 2007, under which our Board of Directors authorized the issuance of up to $3 billion of debt securities, replacing the $500 million of authority remaining under our shelf registration filed in December 2003. Under the current shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

On April 18, 2007, we issued a total of $500 million of fixed rate debt under our current shelf registration statement. We issued $250 million of notes at 5.65%, which are due May 1, 2017, and $250 million of debentures at 6.15%, which are due May 1, 2037. We expect to use the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities also include change-in-control provisions. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under this shelf registration, and, therefore, we may issue additional debt securities under our shelf registration at any time.

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

The components of our net periodic pension and OPEB costs were as follows for the three months ended March 31:

	Pension		OPEB
Millions of Dollars	2007	2006	2007	2006
Net Periodic Benefit Cost:
Service cost	$ 9	$ 8	$ 1	$ 1
Interest cost	31	29	5	7
Expected return on plan assets	(36)	(34)	-	-
Amortization of:
Prior service cost (credit)	2	2	(8)	(7)
Actuarial loss	4	5	3	4
Net periodic benefit cost	$ 10	$ 10	$ 1	$ 5

7.     Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
Millions, Except Per Share Amounts	2007	2006
Net income	$ 386	$ 311
Weighted-average number of shares outstanding:
Basic	270.6	268.3
Dilutive effect of stock options	2.0	2.1
Dilutive effect of retention shares and units	0.2	0.6
Diluted	272.8	271.0
Earnings per share – basic	$ 1.43	$1.16
Earnings per share – diluted	$ 1.41	$1.15

Common stock options totaling 1.1 million shares and 1.4 million shares for the three months ended March 31, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

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

Two components primarily drove the personal injury expense reduction in the table below. An actuarial study completed in 2007 lowered personal injury expense by $30 million, reflecting improvements in our safety experience and lower ultimate settlement costs; and the comparative impact of adverse developments with respect to a small group of claims that increased personal injury expense by $14 million in the first quarter of 2006. Our personal injury liability activity was as follows:

	Three Months Ended March 31,
Millions of Dollars	2007	2006
Beginning balance	$631	$619
Accruals	31	76
Payments	(48)	(58)
Ending balance at March 31	$614	$637
Current portion, ending balance at March 31	$233	$273

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $614 million to $671 million. We believe that the $614 million liability recorded at March 31, 2007, is the best estimate of the present value of the future settlement costs of personal injury claims.

Asbestos – We are a defendant in a number of lawsuits in which current and former employees allege exposure to asbestos. Additionally, we have received claims for asbestos exposure that have not been litigated. The claims and lawsuits (collectively referred to as “claims”) allege occupational illness resulting from exposure to asbestos-containing products. In most cases, the claimants do not have credible medical evidence of physical impairment resulting from the alleged exposures. Additionally, most claims filed against us do not specify an amount of alleged damages. We use a third-party with extensive experience in estimating resolution cost for asbestos-related claims to assist us in assessing the number and value of these unasserted claims.

Our asbestos-related liability activity was as follows:

	Three Months Ended March 31,
Millions of Dollars	2007	2006
Beginning balance	$ 302	$ 311
Accruals	-	-
Payments	(2)	(2)
Ending balance at March 31	$ 300	$ 309
Current portion, ending balance at March 31	$ 13	$ 16

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and, we have recognized an asset for estimated insurance recoveries at March 31, 2007 and December 31, 2006.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified approximately 350 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 43 sites that are the subject of actions taken by the U.S. government, 25 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

	Three Months Ended March 31,
Millions of Dollars	2007	2006
Beginning balance	$ 210	$ 213
Accruals	8	5
Payments	(15)	(8)
Ending balance at March 31	$ 203	$ 210
Current portion, ending balance at March 31	$ 54	$ 50

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

Guarantees – At March 31, 2007, we were contingently liable for $465 million in guarantees. We have recorded a liability of $6 million for the fair value of these obligations as of March 31, 2007. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

9.    Other Income – Our other income included the following:

	Three Months Ended March 31,
Millions of Dollars	2007	2006
Rental income	$17	$13
Net gain on non-operating asset dispositions	5	6
Interest income	9	5
Sale of receivables fees	(9)	(7)
Non-operating environmental costs and other	(7)	(7)
Total	$15	$10

10.    Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 20 million shares of Union Pacific Corporation common stock through the end of 2009. The timing and volume of any purchases will be guided by management’s assessment of market conditions and other pertinent facts.

As of March 31, 2007, we repurchased approximately 2 million shares under this program at an aggregate purchase price of $202 million. These shares were recorded in Treasury Stock at cost, which includes any applicable commissions and fees.

11.    Income Taxes – In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). We adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

After the adoption of FIN 48, we have total liabilities for unrecognized tax benefits of $173 million. Of this amount, $7 million was recorded as a decrease to beginning retained earnings for the cumulative effect of adopting FIN 48. The remaining $166 million had been previously accrued under either FASB Statement No. 5, Accounting for Contingencies, or FASB Statement No. 109, Accounting for Income Taxes. The entire $173 million is classified as non-current in the Condensed Consolidated Statement of Financial Position.

Included in the $173 million balance at January 1, 2007, are $126 million of unrecognized tax benefits that, if recognized, would reduce our effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Recognition of these tax benefits, other than any applicable interest and penalties, would not affect our effective tax rate.

We recognize accrued interest and penalties as part of income tax expense. Included in the $173 million of unrecognized tax benefits is $47 million for interest and penalties as of January 1, 2007.

All federal income tax years prior to 1995 are closed. Federal income tax liabilities for tax years 1986 through 1994 have been resolved. Interest calculations for these years are in process and may take several years to resolve with the Internal Revenue Service (IRS). The IRS is examining our federal income tax returns for tax years 2003 and 2004 and should complete its exam in 2007. The IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2002, and we are in different stages of the IRS Appeals process for these years. As previously reported, among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In the fourth quarter of 2005, the IRS National Office issued a Technical Advice Memorandum that left unresolved whether the deductions were proper, pending further factual development. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS Appeals process, and, if necessary, litigation.

Several state taxing jurisdictions are currently examining our state income tax returns for tax years 1999 through 2004. Additionally, upon resolution of the federal income tax return examinations described above, we will report any changes to the state and local taxing authorities in compliance with state and local requirements.

We believe it is reasonably possible that the total amount of unrecognized tax benefits related to federal examinations will significantly change during the next 12 months. We may resolve some or all of the issues related to tax years 1995 through 1998 at IRS Appeals, and we may make a payment to settle any agreed liabilities. We may also make a payment in order to begin litigation against the IRS on any unresolved issues. With the information available at March 31, 2007, it is not possible to reasonably estimate the amount of change in unrecognized tax benefits that may result from full or partial resolution.

12.    Accounting Pronouncements – In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 157 may have on our Condensed Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 159 may have on our Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to

Three Months Ended March 31, 2006

For purposes of this report, unless the context otherwise requires, all references herein to “UPC”, “Corporation”, “we”, “us”, and “our” shall mean Union Pacific Corporation and its subsidiaries, including Union Pacific Railroad Company, which we separately refer to as “UPRR” or the “Railroad”.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and applicable notes to the Condensed Consolidated Financial Statements, Item 1, and other information included in this report. Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP).

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable business segment. Although revenue is analyzed by commodity, we analyze the net financial results of the Railroad as one segment due to the integrated nature of the rail network.

Available Information

Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our current reports on Form 8-K; our proxy statements; Forms 3, 4, and 5, filed on behalf of directors and executive officers; and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, our corporate governance materials, including By-Laws, Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees are available on our website. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the New York Stock Exchange or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of our SEC filings or corporate governance materials should send a written request to: Secretary, Union Pacific Corporation, 1400 Douglas Street, Omaha, NE 68179.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2006 Annual Report on Form 10-K. There have been no significant changes with respect to these policies during the first three months of 2007, except for the treatment of tax contingency accruals.

Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). Under FIN 48, we will recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. For additional information on the adoption of FIN 48, see note 11 in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.41 per diluted share on net income of $386 million in the first quarter of 2007 compared to earnings of $1.15 per diluted share on net income of $311 million for the first quarter of 2006. Yield increases, network management initiatives, improved operational efficiency, lower volume-related costs and lower casualty costs more than offset a decline in volume levels and inflation, resulting in a 19% improvement in operating income.

In the first quarter of 2007, the adverse impact of severe winter weather on our coal network, extended automotive plant shutdowns, and continued softening in some market sectors reduced our volume by 2% from the first quarter of 2006. While we benefited from relatively mild weather during the first quarter of 2006, our operations were hindered by some significant snowstorms in 2007. In particular, a snowstorm in late March caused severe mine flooding and highway and road-closings, resulting in temporary closure of all ten mines in the Southern Powder River Basin of Wyoming (SPRB). For the last four days of the first quarter of 2007, coal shipments out of the SPRB were significantly below normal levels, adversely affecting our business results.

Operationally, we experienced continued improvement in our network fluidity versus the first quarter of 2006 as evidenced by a 2% increase in average train speed and 13% reduction in average terminal dwell time, as reported to the Association of American Railroads. Focused efforts on terminal processing initiatives and improved asset utilization, combined with reduced volume levels, led to the improvement.

Operating Revenue

	Three Months Ended March 31,		%
Millions of Dollars	2007	2006	Change
Commodity revenue	$3,652	$3,543	3%
Other revenue	197	167	18
Total	$3,849	$3,710	4%

Operating revenue includes commodity revenue and other revenue. Other revenue primarily consists of revenue earned by our subsidiaries, revenue from our commuter rail operations, and accessorial revenue, which we earn when customers retain equipment owned or controlled by us. We recognize revenue on a percentage-of-completion basis as freight moves from origin to destination. We allocate revenue between reporting periods based on the relative transit time in each reporting period and recognize expenses as we incur them. We recognize other revenue as service is performed or contractual obligations are met. We provide incentives to our customers for meeting or exceeding specified cumulative volumes or shipping to and from specific locations, which we record as a reduction to revenue based on the actual or projected future shipments.

Revenue from four of our six commodity groups increased during the first quarter of 2007, while revenue from the automotive and industrial products groups declined. Core price increases and index-based contract escalators, which are formulas in our shipping contracts that correlate price adjustments to certain economic indices, contributed to higher average revenue per car (ARC) and generated 7% revenue growth in the first quarter of 2007 versus the first quarter of 2006. Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $340 million in commodity revenue in the first quarter of 2007, $15 million lower than the first quarter of 2006, decreasing revenue by 0.5%. Volume decreased over 2% during the quarter due to lower industrial products, agricultural and automotive shipments. The mix impact of shipments moved in the first quarter of 2007 versus the first quarter of 2006 generated the remaining decline in revenue. Harsh winter weather conditions impacting operations on our coal network, coal production, extended automotive plant shutdowns and continued softening in some market sectors combined to reduce total volume from business levels in the first quarter of 2006.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and average revenue per car by commodity type:

Commodity Revenue	Three Months Ended March 31,		%
Millions of Dollars	2007	2006	Change
Agricultural	$ 607	$ 563	8%
Automotive	355	361	(2)
Chemicals	544	501	9
Energy	730	699	4
Industrial Products	747	774	(3)
Intermodal	669	645	4
Total	$3,652	$3,543	3%

Revenue Carloads	Three Months Ended March 31,		%
Thousands	2007	2006	Change
Agricultural	219	234	(6)%
Automotive	201	210	(4)
Chemicals	224	218	3
Energy	551	550	-
Industrial Products	318	365	(13)
Intermodal	821	816	1
Total	2,334	2,393	(2)%

Average Revenue	Three Months Ended March 31,		%
Per Car	2007	2006	Change
Agricultural	$2,771	$2,405	15%
Automotive	1,761	1,722	2
Chemicals	2,434	2,303	6
Energy	1,325	1,271	4
Industrial Products	2,351	2,117	11
Intermodal	815	791	3
Average	$1,565	$1,481	6%

Agricultural Products – Price increases primarily drove higher agricultural commodity revenue in the first quarter of 2007 versus the first quarter of 2006, despite lower volume levels, which partially offset these gains. Lower shipments of whole grains, particularly wheat and feed grains, largely drove the volume decrease. Favorable barge rates and river navigation conditions led to fewer rail shipments of feed grains for export from the gulf, partially offset by higher export shipments to Mexico. Soft production in growing regions serviced by us and an overall weak export market drove lower wheat shipments. Conversely, continuing growth and demand in the ethanol industry increased shipments of this fuel additive, as well as shipments of wet corn milling and co-products of ethanol production (primarily livestock feed). Price increases also were the primary driver of improvement of first quarter ARC.

Automotive – Fewer shipments of finished vehicles from Mexico, a decline in vehicle production levels, and lower fuel surcharges contributed to the shortfall in automotive commodity revenue in the first quarter of 2007, partially offset by price increases. In addition, high levels of finished vehicles in manufacturers’ inventories at the end of 2005 resulted in stronger than usual shipments of finished vehicles in the first quarter of 2006. Automotive parts shipments grew in the first quarter of 2007 due to increased volumes from domestic manufacturers and new business acquired in mid-2006, partially offset by the loss of shipments from a domestic truck manufacturer and lower Mexico production levels. Price increases generated the ARC improvement, partially offset by lower fuel surcharges and the mix impact of increased automotive parts shipments and lower finished vehicle shipments.

Chemicals – Volume growth, fuel surcharges, and index-based contract escalators all increased revenue in the first quarter of 2007 versus the same period in 2006. Strong export demand for potash shipments through the Pacific

Northwest and an expected robust corn planting season to support the ethanol industry drove higher demand for fertilizer shipments. Soda ash shipments also increased as export demand grew in the Gulf area, Pacific Northwest, and Mexico. Price increases were the primary driver of first quarter ARC improvement.

Energy – Price increases and index-based contract escalators primarily drove the increases in revenue and ARC in the first quarter of 2007 versus the first quarter of 2006. Volume was flat as severe snowstorms in January and March reduced coal production and impacted network operations. In particular, a storm in late March temporarily closed all ten SPRB mines. Shipments from the SPRB were down 2% in the first quarter of 2007 compared to the first quarter of 2006. Conversely, shipments from the Colorado and Utah mines grew 5% in the first quarter of 2007 despite less production from one Colorado mine. Coal shipments delivered to an Oregon utility also grew in the first quarter of 2007 due to the closure of this facility in the first quarter of 2006. Additionally, mine shutdowns that occurred in the first quarter of 2006 negatively impacted last year’s volume levels.

Industrial Products – Lower volume reduced revenue in the first quarter of 2007 versus the first quarter of 2006, partially offset by price increases. Adverse weather conditions that hindered construction and quarry activity in our key mid-south markets, as well as delays of rail expansion projects in Texas, led to the decline in both stone and cement shipments. The continued softening of the housing market, lower production levels, and general market uncertainty resulted in lower lumber, paper, and newsprint shipments. Price increases mainly generated the first quarter ARC improvement.

Intermodal – Price increases, volume growth, and index-based contract escalators combined to improve revenue in the first quarter of 2007, partially offset by lower fuel surcharges. Carloadings grew due to increased import volumes from Asia that were partially offset by decreased domestic traffic. ARC improved due to price increases and contract escalators, which was partially offset by lower fuel surcharges.

Mexico Business – Each commodity group discussed above includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 12% to $349 million in the first quarter of 2007 compared to the same period in 2006 driven primarily by price increases and volume growth. Increased shipments of automotive parts, corn and feed grains, dry feed ingredients, and intermodal traffic led the volume growth. Partially offsetting these gains were fewer shipments of finished vehicles from plants in Mexico.

Operating Expenses

	Three Months Ended March 31,		%
Millions of Dollars	2007	2006	Change
Salaries, wages, and employee benefits	$1,180	$1,129	5%
Fuel and utilities	683	692	(1)
Equipment and other rents	353	367	(4)
Depreciation	325	303	7
Materials and supplies	176	164	7
Casualty costs	69	110	(37)
Purchased services and other costs	344	340	1
Total	$3,130	$3,105	1%

Operating expenses increased $25 million in the first quarter of 2007. Higher wage, benefit and materials inflation, combined with higher depreciation expense drove the increase. Lower personal injury expense, cost savings realized from operational improvements, and lower volume-related costs partially offset these expense increases.

Salaries, Wages, and Employee Benefits – General wage and benefit inflation increased expenses $35 million in the first quarter of 2007, reflecting higher salaries and wages and the impact of higher healthcare costs and other benefit costs. A 1% increase in our workforce and higher training expenses for our train and engine personnel contributed an additional $24 million of expense versus the first quarter of 2006. Conversely, lower volume-related costs and operational improvements, boosted by network management initiatives and investment in capacity, partially offset these increases.

Fuel and Utilities

	Three Months Ended March 31,		%
Millions of Dollars	2007	2006	Change
Locomotive fuel expense	$632	$644	(2)%
Fuel surcharge revenue	340	355	(4)

Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. A 3% decrease in gross ton-miles resulted in $20 million lower fuel expense, which was partially offset by higher diesel fuel prices. Our average fuel costs were $1.90 per gallon (including taxes and transportation costs) in the first quarter of 2007 compared to $1.87 per gallon in the same period of 2006, which increased expenses by $13 million. In addition, a 1% improvement in our fuel consumption rate due to the use of newer, more fuel-efficient locomotives and our fuel conservation programs resulted in $6 million of cost savings. Gasoline, utilities, and propane and other fuel expenses increased $4 million in the first quarter of 2007 due to higher prices.

As previously disclosed in our 2006 Annual Report on Form 10-K, the Surface Transportation Board (STB) of the United States Department of Transportation issued a decision limiting the manner in which U.S. railroads can calculate fuel surcharges on traffic regulated by the STB. This decision does not prevent us from using fuel surcharges or adversely affect our ability to use fuel surcharges to mitigate the impact of rising or elevated fuel prices on most or all of our traffic.

Equipment and Other Rents – Equipment and other rents primarily includes rental expense the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Lower shipments of industrial products and finished vehicles and improved car-cycle times driven by network management initiatives drove a $21 million reduction in our short-term freight car rental expense compared to the first quarter of 2006. This decrease was partially offset by an $8 million increase in locomotive lease expense.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, and increased usage of our assets combined for higher depreciation expense in the first quarter of 2007.

Materials and Supplies – Materials used to maintain the Railroad’s lines, structures, and equipment are the principal components of materials and supplies expense. This expense item also includes small tools, office supplies, other materials, and the costs of freight services to ship Railroad supplies and materials. Increased use of higher cost components to repair and maintain our fleet of locomotives (including a growing number of units not covered by warranties) contributed $13 million of the increase during the quarter.

Casualty Costs – Personal injury costs, freight and property damage, insurance, and environmental expense are the primary components of casualty costs. Casualty costs were $41 million lower in the first quarter of 2007 compared to the first quarter of 2006, which was primarily driven by a reduction in personal injury expense. Two components drove the personal injury expense reduction: an actuarial study completed in 2007, which lowered personal injury expense by $30 million, reflecting improvements in our safety experience and lower ultimate settlement costs; and the comparative impact of adverse developments with respect to a small group of claims, which increased personal injury expense by $14 million in the first quarter of 2006. The reduction in personal injury expense was partially offset by a $3 million increase in environmental expense.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses. Higher locomotive and freight car contract maintenance and repair costs of $6 million and an increase in other contract expenses drove the first quarter 2007 increase in expense compared to the first quarter of 2006. Conversely, lower expenses associated with jointly-owned operating facilities of $8 million and lower volume-related drayage expense of $6 million partially offset these expense increases.

Non-Operating Items

	Three Months Ended March 31,		%
Millions of Dollars	2007	2006	Change
Other income	$ 15	$ 10	50%
Interest expense	(113)	(120)	(6)
Income taxes	(235)	(184)	28

Other Income – Increased cash investment returns of $4 million due to higher interest rates and higher cash balances combined with an increase in contract rental and lease income of $4 million drove the increase of other income in the first quarter of 2007.

Interest Expense – Declining weighted-average debt levels of $6.8 billion in the first quarter of 2007 compared to $7.3 billion in the first quarter of 2006 primarily led to lower interest expense in the first quarter of 2007. A higher effective interest rate of 6.7% in the first quarter of 2007, compared to 6.6% in the first quarter of 2006, partially offset the effects of the declining debt level.

Income Taxes – Income taxes were $51 million higher in the first quarter of 2007 compared to the same period in 2006 primarily due to higher pre-tax income. Our effective tax rate was 37.8% and 37.2% in the first quarters of 2007 and 2006, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this operating data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR as well as other performance measures are included in the table below:

	Three Months Ended March 31,
	2007	2006	Change
Average train speed (miles per hour)	21.7	21.3	2%
Average terminal dwell time (hours)	25.3	29.0	(13)%
Gross ton-miles (billions)	254.9	263.1	(3)%
Revenue ton-miles (billions)	135.1	139.3	(3)%
Average full-time equivalent employees	50,771	50,262	1%
Customer satisfaction index	79	70	9	pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Lower volume levels, ongoing network management initiatives and capacity expansion contributed to a 2% improvement in average train speed during the first quarter of 2007.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time is favorable. Average terminal dwell improved 13% in the first quarter of 2007 as a result of ongoing management initiatives and directed efforts to more timely deliver rail cars to our interchange partners and customers.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. In the first quarter of 2007, gross and revenue ton-miles declined 3% while carloads decreased 2% compared to the same period in 2006. Our higher density shipments of agricultural and industrial products commodities declined 6% and 13%, respectively, impacting gross and revenue ton-miles.

Average Full-Time Equivalent Employees – Higher employee levels in the first quarter of 2007 versus the first quarter of 2006 included more people to maintain our larger locomotive and freight car fleet, the addition of employees needed to complete increased track repair and replacement programs, the hiring of operations management personnel, including an expanded management training program.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our service over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement over the first quarter of 2006 generally reflects customer recognition of our improving service.

Debt to Capital/Lease Adjusted Debt to Capital

Millions of Dollars, except Percentages	Mar. 31, 2007	Dec. 31, 2006
Debt (a)	$6,731	$6,780
Equity	15,447	15,312
Capital (b)	$22,178	$22,092
Debt to capital (a/b)	30.3%	30.7%

Millions of Dollars, except Percentages
Debt	$6,731	$6,780
Net present value of operating leases	3,388	3,513
Lease adjusted debt (a)	$10,119	$10,293
Equity	15,447	15,312
Lease adjusted capital (b)	$25,566	$25,605
Lease adjusted debt to capital (a/b)	39.6%	40.2%

Lease adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure including off-balance sheet lease obligations. We monitor the ratio of lease adjusted debt to capital as we manage our capital structure to balance cost effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Lease adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The table above provides support for the lease adjusted debt to capital calculation. Our March 31, 2007 debt to capital ratios improved as a result of a $53 million reduction in debt from December 31, 2006, and an increase in retained earnings due to higher earnings in the first quarter of 2007, partially offset by purchases of our common stock under our share repurchase program.

On April 18, 2007, we issued a total of $500 million of fixed rate debt under our current shelf registration statement. We issued $250 million of notes at 5.65%, which are due May 1, 2017, and $250 million of debentures at 6.15%, which are due May 1, 2037. We expect to use the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities also include change-in-control provisions.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows Millions of Dollars	Three Months Ended March 31,
	2007	2006
Cash provided by operating activities	$ 731	$ 407
Cash used in investing activities	(677)	(636)
Cash used in financing activities	(283)	(286)
Net change in cash and cash equivalents	$ (229)	$ (515)

Cash Provided by Operating Activities – Higher income in the first quarter of 2007 and changes in working capital combined to increase cash provided by operating activities. A $50 million voluntary pension contribution during the first quarter of 2006 also contributed to the year-over-year increase. These increases were partially offset by higher income tax payments and higher management incentive payments during the first quarter of 2007.

Cash Used in Investing Activities – We acquired more locomotives pending completion of long-term financing arrangements in the first quarter of 2007 compared to the first quarter of 2006. The increase was partially offset by lower capital investments.

The table below details cash capital investments.

Millions of Dollars	Three Months Ended March 31,
	2007	2006
Track	$362	$374
Capacity and commercial facilities	83	132
Locomotives and freight cars	28	22
Other	41	21
Total	$514	$549

Cash Used in Financing Activities – Cash used in financing activities was essentially flat versus last year as lower debt repayments were offset by higher cash used for common share repurchases and lower net proceeds from equity compensation plans ($18 million in 2007 compared to $88 million in 2006).

Free Cash Flow – Free cash flow is a non-GAAP financial measure under SEC Regulation G. We believe free cash flow is important to management and investors in evaluating our financial performance and measures our ability to generate cash without incurring additional external financings. Free cash flow should be considered in addition to, rather than as a substitute for, cash provided by operating activities. The table below reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure). First quarter 2007 free cash flow increased compared to the first quarter of 2006 due primarily to higher cash provided by operating activities. We typically report negative free cash flow in the first quarter due to certain seasonal aspects of our business.

Millions of Dollars	Three Months Ended March 31,
	2007	2006
Cash provided by operating activities	$ 731	$ 407
Cash used in investing activities	(677)	(636)
Dividends paid	(83)	(80)
Free cash flow	$ (29)	$ (309)

Financing Activities

Credit Facilities – On March 31, 2007, we had $2 billion in revolving credit facilities available, including $1 billion under a five-year facility expiring in March 2009 and $1 billion under a five-year facility expiring in March 2010 (collectively, the “facilities”). The facilities were designated for general corporate purposes and support the issuance of commercial paper. Neither of the facilities were drawn on as of March 31, 2007. Commitment fees and interest rates payable under the facilities were similar to fees and rates available to comparably rated investment-grade borrowers. These facilities allowed for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facilities required the maintenance of a minimum net worth and a debt to net worth coverage ratio. At March 31, 2007, we were in compliance with these covenants. The facilities did not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require the posting of collateral. The Company amended and consolidated the two existing facilities into a new five-year $1.9 billion facility on April 20, 2007. The terms of the new facility are comparable with those of the existing facilities (although the minimum net worth requirement of $7.5 billion was removed) and include commitment fees and interest rates that are comparable to those made available to similarly rated investment grade borrowers. The new facility also includes a change-in-control provision.

In addition to our revolving credit facilities, we had $150 million in uncommitted lines of credit available, including $75 million that expires in May 2007 and $75 million expiring in March 2008. Neither of these lines of credit were used as of March 31, 2007. We must have equivalent credit available under our five-year facility to draw on these $75 million lines.

At March 31, 2007, approximately $948 million of short-term borrowings that we intend to refinance were reclassified as long-term debt. This reclassification reflected our ability and intent to refinance these short-term borrowings and current maturities of long-term debt on a long-term basis. At December 31, 2006, we did not reclassify any short-term debt to a long-term basis as we did not intend to refinance at that time.

Dividend Restriction – We were subject to certain restrictions related to the payment of cash dividends to our shareholders due to minimum net worth requirements under the credit facilities referred to above. The amount of retained earnings available for dividends was $7.9 billion and $7.8 billion at March 31, 2007 and December 31, 2006, respectively. Under the new credit facility dated April 20, 2007, we are no longer required to maintain a minimum net worth that has previously restricted the amount of retained earnings available for dividends.

Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 20 million shares of Union Pacific Corporation common stock through the end of 2009. The timing and volume of any purchases will be guided by management’s assessment of market conditions and other pertinent facts.

As of March 31, 2007, we repurchased approximately 2 million shares under this program at an aggregate purchase price of $202 million. These shares were recorded in Treasury Stock at cost, which includes any applicable commissions and fees.

Shelf Registration Statement and Significant New Borrowings – We filed a new shelf registration statement, which became effective March 6, 2007, under which our Board of Directors authorized the issuance of up to $3 billion of debt securities, replacing the $500 million of authority remaining under our shelf registration filed in December 2003. Under the current shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

On April 18, 2007, we issued a total of $500 million of fixed rate debt under this shelf registration statement. We issued $250 million of notes at 5.65%, which are due May 1, 2017, and $250 million of debentures at 6.15%, which are due May 1, 2037. We expect to use the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities also include change-in-control provisions. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities, and, therefore, we may issue additional debt securities under our shelf registration at any time.

Ratio of Earnings to Fixed Charges – Our ratio of earnings to fixed charges was 4.5 and 3.7 for the quarters ended March 31, 2007 and 2006, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent net income, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and an estimated amount representing the interest portion of rental charges.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments

As described in the notes to the Condensed Consolidated Financial Statements and as referenced in the tables below, we have contractual obligations and commercial commitments that may affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our contractual obligations and commercial commitments, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity. In addition, the commercial obligations, financings, and commitments made by us are customary transactions that are similar to those of other comparable corporations, particularly within the transportation industry.

The following tables identify material obligations and commitments as of March 31, 2007:

		Payments Due by March 31,
Contractual Obligations Millions of Dollars	Total	2008	2009	2010	2011	2012	After 2012
Debt [a]	$ 8,997	$1,340	$ 819	$ 431	$1,013	$ 531	$ 4,863
Operating leases	5,254	547	539	491	448	420	2,809
Capital lease obligations [b]	1,829	178	171	155	150	127	1,048
Purchase obligations [c]	4,332	1,330	567	435	232	202	1,566
Other post retirement benefits [d]	298	27	28	29	31	31	152
Total contractual obligations	$20,710	$3,422	$2,124	$1,541	$1,874	$1,311	$10,438

[a]	Excludes capital lease obligations of $1,191 million, unamortized discount of $(103) million, and market value adjustments of $(11) million for debt with qualifying hedges that are recorded as liabilities on the Condensed Consolidated Statements of Financial Position. Includes an interest component of $3,343 million.
[b]	Represents total obligations, including interest component of $638 million.
[c]	Purchase obligations include locomotive maintenance contracts; purchase commitments for locomotives, ties, ballast, and track; and agreements to purchase other goods and services.
[d]	Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.

		Amount of Commitment Expiration by March 31,
Other Commercial Commitments Millions of Dollars	Total	2008	2009	2010	2011	2012	After 2012
Credit facilities [a]	$2,000	$ -	$1,000	$1,000	$ -	$ -	$ -
Sale of receivables [b]	600	600	-	-	-	-	-
Guarantees [c]	465	5	16	52	31	56	305
Standby letters of credit [d]	37	37	-	-	-	-	-
Total commercial commitments	$3,102	$ 642	$1,016	$1,052	$ 31	$ 56	$ 305

[a]	None of the credit facilities were used as of March 31, 2007.
[b]	$600 million of the sale of receivables program was utilized at March 31, 2007.
[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.
[d]	None of the letters of credit were drawn upon as of March 31, 2007.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at both March 31, 2007 and December 31, 2006. The value of the outstanding undivided interest held by investors under the facility was $600 million at both March 31, 2007 and December 31, 2006, respectively. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,141 million and $1,158 million of accounts receivable held by UPRI at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, the value of the interest retained by UPRI was $541 million and $558 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for its responsibilities. The Railroad collected approximately $3.8 billion and $3.7 billion during the three months ended March 31, 2007 and 2006, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $9 million and $7 million for the three months ended March 31, 2007 and 2006, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

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

Accounting Pronouncements – In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 157 may have on our Condensed Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 159 may have on our Condensed Consolidated Financial Statements.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements and information set forth under the caption “2007 Outlook” in Item 7 of our 2006 Annual Report on Form 10-K, and any other statements or information in this report (including information incorporated herein by reference) regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, transportation plan modifications, and management of customer traffic on the system to meet demand; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our Annual Report on Form 10-K, filed on February 23, 2007, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2006 Annual Report on Form 10-K.

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

Environmental Matters

As we reported in our Annual Report on Form 10-K for 2006, the Railroad was notified on October 23, 2006, by the California Air Resources Board (ARB) of its intent to impose civil penalties resulting from the Railroad’s failure to perform and document annual opacity (smoke) testing for its heavy-duty diesel vehicle fleet. The ARB proposed that the Railroad pay $135,000 and agree to other non-monetary conditions to settle these violations. The Railroad and the ARB reached an agreement in principle to settle these claims. Under the agreement, Union Pacific will pay $90,000 to the California Air Pollution Control Fund, and an additional $30,000 to the Peralta Community College District, to fund diesel technology education programs at California Community Colleges.

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

Other Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we were notified that a qui tam, or private citizen, complaint was filed in the United States District Court for the Central District of California against, among other parties, the City of Long Beach, City of Long Beach Harbor Department, Port of Long Beach (the Port), Union Pacific Corporation, Union Pacific Railroad Company, and Union Pacific Resources Company, also known as Union Pacific Resources Group Inc. (Resources), a former subsidiary of UPC. A private citizen filed the action because the federal government and the State of California elected not to pursue the claims. The complaint alleges that the defendants violated the Federal Civil False Claims Act and the California False Claims Act by conspiring to use public funds to (1) shift environmental cleanup liability to the Port when Resources sold its Terminal Island oil field property to the Port in 1994 and (2) effect the acquisition by the Port of the Terminal Island property in which the Port (or the State of California) allegedly already held certain incidents of title. The complaint sought damages of $2.4 billion, unspecified costs for remediating groundwater contamination, and triple damages and civil penalties of $10,000 per day. On March 7, 2007, the Court disqualified the private citizen and dismissed the complaint without prejudice.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2007:

Period	Total Number of Shares Purchased [a]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Jan. 1 through Jan. 31	39,326	$ 96.18	N/A	N/A
Feb. 1 through Feb. 28	104,195	101.78	31,800	19,968,200
Mar. 1 through Mar. 31	2,031,999	98.71	2,012,200	17,956,000
Total	2,175,520	$ 98.81	2,044,000	N/A
[a]	Total number of shares purchased includes approximately 131,520 shares delivered or attested to UPC to pay stock option exercise prices or to satisfy tax withholding obligations for stock option exercises or vesting of retention shares or stock units.
[b]	On January 30, 2007, our Board of Directors authorized us to repurchase up to 20 million shares of our common stock through December 31, 2009. We may make these repurchases on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – We were subject to certain restrictions related to the payment of cash dividends to our shareholders due to minimum net worth requirements under our credit facilities. The amount of retained earnings available for dividends was $7.9 billion and $7.8 billion at March 31, 2007 and December 31, 2006, respectively. Under the new credit facility dated April 20, 2007, we will no longer be required to maintain a minimum net worth that has previously restricted the amount of retained earnings available for dividends.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement

10	The 1993 Stock Option and Retention Stock Plan of UPC, as amended November 16, 2006.

12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2007 and 2006.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James R. Young and Robert M. Knight, Jr.

Description of Exhibits Incorporated by Reference

3(a)	Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

3(b)	By-Laws of UPC, as amended, effective October 1, 2006, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

4(a)	Form of Debt Security (Note) is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, dated April 18, 2007.

4(b)	Form of Debt Security (Debenture) is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K, dated April 18, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2007

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr., Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz, Vice President and Controller (Principal Accounting Officer)