Form 10-Q
period 2007-06-30
UNION PACIFIC CORP
filed 2007-07-26
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

☐  Yes    ☑  No

As of July 23, 2007, there were 266,215,245 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, Except Per Share Amounts, for the Three Months Ended June 30,	2007	2006
Operating revenue	$4,046	$3,923

Operating expenses:
Salaries, wages, and employee benefits	1,163	1,140
Fuel and utilities	766	794
Equipment and other rents	370	371
Depreciation	327	308
Materials and supplies	186	178
Casualty costs	98	110
Purchased services and other costs	349	305
Total operating expenses	3,259	3,206
Operating income	787	717
Other income	36	29
Interest expense	(120)	(120)
Income before income taxes	703	626
Income taxes	(257)	(236)
Net income	$446	$390
Share and Per Share (note 7):

Earnings per share – basic	$1.66	$1.45
Earnings per share – diluted	$1.65	$1.44

Weighted average number of shares – basic	268.2	269.3
Weighted average number of shares – diluted	270.7	272.1
Dividends declared per share	$0.35	$0.30

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, Except Per Share Amounts, for the Six Months Ended June 30,	2007	2006
Operating revenue	$7,895	$7,633

Operating expenses:
Salaries, wages, and employee benefits	2,343	2,269
Fuel and utilities	1,449	1,486
Equipment and other rents	723	738
Depreciation	652	611
Materials and supplies	362	342
Casualty costs	167	220
Purchased services and other costs	693	645
Total operating expenses	6,389	6,311
Operating income	1,506	1,322
Other income	51	39
Interest expense	(233)	(240)
Income before income taxes	1,324	1,121
Income taxes	(492)	(420)
Net income	$832	$701
Share and Per Share (note 7):

Earnings per share – basic	$3.09	$2.61
Earnings per share – diluted	$3.06	$2.58

Weighted average number of shares – basic	269.4	268.8
Weighted average number of shares – diluted	271.8	271.6
Dividends declared per share	$0.70	$0.60

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, Except Share and Per Share Amounts	June 30, 2007	December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$522	$827
Accounts receivable, net	720	679
Materials and supplies	445	395
Current deferred income taxes	320	319
Other current assets	265	191
Total current assets	2,272	2,411
Investments:
Investments in and advances to affiliated companies	894	865
Other investments	12	12
Total investments	906	877
Properties:
Road	36,559	35,634
Equipment	7,683	7,637
Other	176	177
Total cost	44,418	43,448
Accumulated depreciation	(11,059)	(10,575)
Net properties	33,359	32,873
Other assets	765	354
Total assets	$37,302	$36,515
Liabilities and Common Shareholders’ Equity

Current liabilities:
Accounts payable	$741	$684
Accrued wages and vacation	415	412
Accrued casualty costs	401	409
Income and other taxes	249	279
Dividends and interest	252	238
Debt due within one year	138	780
Equipment rents payable	114	108
Other current liabilities	825	629
Total current liabilities	3,135	3,539
Debt due after one year	7,098	6,000
Deferred income taxes	9,794	9,696
Accrued casualty costs	839	868
Retiree benefits obligation	497	504
Other long-term liabilities	494	596
Commitments and contingencies (note 8)
Total liabilities	21,857	21,203
Common shareholders’ equity:
Common shares, $2.50 par value, 500,000,000 authorized; 276,168,422 and 275,962,411 issued, 266,403,099 and 270,172,290 outstanding, respectively	690	690
Paid-in-surplus	3,955	3,943
Retained earnings	11,851	11,215
Treasury stock	(914)	(394)
Accumulated other comprehensive loss	(137)	(142)
Total common shareholders’ equity	15,445	15,312
Total liabilities and common shareholders’ equity	$37,302	$36,515

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Six Months Ended June 30,	2007	2006
Operating Activities
Net income	$832	$701
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	652	611
Deferred income taxes	99	81
Stock-based compensation expense	22	20
Net gain from asset sales	(17)	(15)
Other operating activities	(177)	(63)
Changes in current assets and liabilities, net	73	(102)
Cash provided by operating activities	1,484	1,233
Investing Activities
Capital investments	(1,101)	(1,131)
Proceeds from asset sales	41	45
Acquisition of equipment pending financing	(438)	(271)
Proceeds from completed equipment financings	36	-
Other investing activities	(45)	(27)
Cash used in investing activities	(1,507)	(1,384)
Financing Activities
Common share repurchases (note 10)	(604)	-
Dividends paid	(178)	(160)
Debt repaid	(84)	(342)
Debt issued	494	-
Net proceeds from equity compensation plans	52	122
Excess tax benefits from equity compensation plans	36	20
Other financing activities	2	-
Cash used in financing activities	(282)	(360)
Net change in cash and cash equivalents	(305)	(511)
Cash and cash equivalents at beginning of year	827	773
Cash and cash equivalents at end of period	$522	$262
Changes in Current Assets and Liabilities
Accounts receivable, net	$(41)	$(1)
Materials and supplies	(50)	(102)
Other current assets	(74)	6
Accounts, wages, and vacation payable	60	(109)
Other current liabilities	178	104
Total	$73	$(102)
Supplemental Cash Flow Information
Non-cash activity:
Capital investments accrued but not yet paid	$70	$81
Capital lease financings	41	-
Cash dividends declared but not yet paid	91	79
Common shares repurchased but not yet paid	23	-
Cash paid during the period for:
Interest	$(229)	$(254)
Income taxes, net	(395)	(214)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars Thousands of Shares	Common Shares	Treasury Shares	Common Shares	Paid- in-Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss) (note 12)	Total
Balance at December 31, 2006	275,962	(5,790)	$690	$3,943	$11,215	$(394)	$(142)	$15,312
Cumulative effect of adoption of FIN 48 (note 11)	-	-	-	-	(7)	-	-	(7)
Balance at January 1, 2007	275,962	(5,790)	$690	$3,943	$11,208	$(394)	$(142)	$15,305
Comprehensive income:
Net income			-	-	832	-	-	832
Other comp. income			-	-	-	-	5	5
Total comp. income (note 12)			-	-	832	-	5	837
Conversion, stock option exercises, forfeitures, and other	206	1,719	-	12	-	107	-	119
Share repurchases (note 10)	-	(5,694)	-	-	-	(627)	-	(627)
Dividends declared ($0.70 per share)	-	-	-	-	(189)	-	-	(189)
Balance at June 30, 2007	276,168	(9,765)	$690	$3,955	$11,851	$(914)	$(137)	$15,445

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

1.    Responsibilities for Financial Statements – Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Our Consolidated Statement of Financial Position at December 31, 2006, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2006 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results for the entire year ending December 31, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2007	2006	2007	2006
Stock-based compensation, before tax:
Stock options	$ 5	$4	$ 10	$ 8
Retention awards	6	5	12	12
Total stock-based compensation, before tax	$ 11	$9	$ 22	$ 20
Total stock-based compensation, after tax	$ 7	$5	$ 14	$ 12

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2007	2006
Risk-free interest rate	4.9%	4.5%
Dividend yield	1.4%	1.4%
Expected life (years)	4.7	6.0
Volatility	20.9%	25.3%
Weighted-average grant-date fair value of options granted	$22.34	$24.97

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

A summary of stock option activity during the six months ended June 30, 2007 is presented below:

	Shares (thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2006	10,044	$ 64.22	6.0 yrs.	$ 279
Granted	1,098	96.98	N/A	N/A
Exercised	(1,896)	57.95	N/A	N/A
Forfeited or expired	(15)	79.55	N/A	N/A
Outstanding at June 30, 2007	9,231	$ 69.38	6.2 yrs.	$ 423
Vested or expected to vest at June 30, 2007	9,169	$ 69.22	6.2 yrs.	$ 421
Options exercisable at June 30, 2007	7,140	$ 62.82	5.4 yrs.	$ 374

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at June 30, 2007 are subject to performance or market-based vesting conditions.

At June 30, 2007, there was $37 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2007	2006	2007	2006
Aggregate grant-date fair value of stock options vested	$ -	$ -	$ 10	$ 26
Intrinsic value of stock options exercised	60	24	97	87
Cash received from stock option exercises	42	35	78	131
Tax benefit realized from stock option exercises	22	8	38	32

Retention Awards – The fair value of retention awards is based on the closing price of the stock at the grant date. Dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2007 were as follows:

	Shares (thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	778	$ 71.72
Granted	306	97.00
Vested	(250)	61.85
Forfeited	(11)	78.60
Nonvested at June 30, 2007	823	$ 84.02

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At June 30, 2007, there was $46 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.5 years.

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

The assumptions used to calculate the present value of estimated future dividends are as follows:

2007
Dividend per share per quarter	$0.35
Risk-free interest rate at date of grant	4.9%

Changes in our performance retention awards during the six months ended June 30, 2007 were as follows:

	Shares (thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	122	$ 86.05
Granted	173	93.72
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2007	295	$ 90.54

At June 30, 2007, there was $19 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 2.1 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At June 30, 2007 and December 31, 2006, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions of Dollars, Except Percentages	June 30, 2007	December 31, 2006
Amount of debt hedged	$ 500	$ 500
Percentage of total debt portfolio	7%	7%
Gross fair value liability position	$ (16)	$ (16)

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At June 30, 2007 and December 31, 2006, we had a reduction of $4 million and $5 million, respectively, recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of June 30, 2007 and December 31, 2006, we had no interest rate cash flow hedges outstanding.

Fuel Swaps – We have two fuel basis swaps that expire in July 2008. These commodity basis swaps require us to make payments to, or receive payments from, the counterparty based on the difference between certain price indices. Changes in the fair value of these swaps are reflected in fuel expense.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2007	2006	2007	2006
Increase in interest expense from interest rate hedging	$ 2	$ 2	$ 4	$ 3
Increase/(decrease) in fuel expense from fuel derivatives	(2)	-	3	-
Decrease in pre-tax income	$ -	$ 2	$ 7	$ 3

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells to investors, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable. The total capacity to sell undivided interests to investors under the facility was $600 million at both June 30, 2007 and December 31, 2006. The value of the outstanding undivided interest held by investors under the facility was $600 million at both June 30, 2007 and December 31, 2006, respectively. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,188 million and $1,158 million of accounts receivable held by UPRI at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2006, the value of the interest retained by UPRI was $588 million and $558 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for its responsibilities. The Railroad collected approximately $3.9 billion during both the three months ended June 30, 2007 and 2006, and $7.7 billion and $7.6 billion during the six months ended June 30, 2007 and 2006, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $8 million and $9 million for the three months ended June 30, 2007 and 2006, respectively, and $17 million and $16 million for the six months ended

June 30, 2007 and 2006, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad have no recourse to the assets of UPRI. In August 2006, the sale of receivables program was renewed for an additional 364-day period without any significant changes in terms.

5.    Debt

Credit Facilities – On June 30, 2007, we had $1.9 billion of credit available under our new revolving credit facility (the “facility”), which we entered into on April 20, 2007. The facility was designated for general corporate purposes and supports the issuance of commercial paper. The facility was not drawn on as of June 30, 2007. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires the maintenance of a debt-to-net worth coverage ratio. At June 30, 2007, we were in compliance with this covenant. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require the posting of collateral. The facility, which expires in April 2012, replaced two $1 billion 5-year facilities with terms ending in March 2009 and March 2010, respectively. The facility includes terms that are comparable with those of the prior facilities, although the minimum net worth requirement of $7.5 billion was removed, and the facility includes a change-of-control provision.

In addition to our revolving credit facility, we had a $75 million uncommitted line of credit available. The line of credit expires in April 2008, and was not used as of June 30, 2007. We must have equivalent credit available under our five-year facility to draw on this $75 million line.

At June 30, 2007, approximately $948 million of short-term borrowings that we intend to refinance were reclassified as long-term debt. This reclassification reflected our ability and intent to refinance these short-term borrowings and current maturities of long-term debt on a long-term basis. At December 31, 2006, we did not reclassify any short-term debt as long-term debt as we did not intend to refinance at that time.

Dividend Restriction – We have a restriction related to the payment of cash dividends to our shareholders due to a debt-to-net worth covenant requirement under our current revolving credit facility. This facility, entered into on April 20, 2007, no longer has a minimum net worth covenant that was included in our previous facilities, which was more restrictive with respect to the amount of retained earnings available for dividends at December 31, 2006. The amount of retained earnings available for dividends was $11.6 billion and $7.8 billion at June 30, 2007 and December 31, 2006, respectively.

Shelf Registration Statement and Significant New Borrowings – Our Board of Directors authorized the issuance of up to $3 billion of debt securities pursuant to a new shelf registration statement, which became effective on March 6, 2007, replacing the $500 million of authority remaining under our shelf registration filed in December 2003. Under the current shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

On April 18, 2007, we issued a total of $500 million of unsecured fixed-rate debt under our current shelf registration statement. We issued $250 million of notes at 5.65%, which are due May 1, 2017, and $250 million of debentures at 6.15%, which are due May 1, 2037. The net proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

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

The components of our net periodic pension costs were as follows:

	Pension
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2007	2006	2007	2006
Service cost	$ 10	$ 8	$ 19	$ 16
Interest cost	31	29	62	58
Expected return on plan assets	(36)	(34)	(72)	(68)
Amortization of:
Prior service cost	1	2	3	4
Actuarial loss	4	4	8	9
Net periodic benefit cost	$ 10	$ 9	$ 20	$ 19

The components of our net periodic OPEB costs were as follows:

	OPEB
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2007	2006	2007	2006
Service cost	$ 1	$ 2	$ 2	$ 3
Interest cost	6	7	11	14
Amortization of:
Prior service credit	(8)	(7)	(16)	(14)
Actuarial loss	2	4	5	8
Net periodic benefit cost	$ 1	$ 6	$ 2	$ 11

7.    Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, Except Per Share Amounts	2007	2006	2007	2006
Net income	$ 446	$ 390	$ 832	$ 701
Weighted-average number of shares outstanding:
Basic	268.2	269.3	269.4	268.8
Dilutive effect of stock options	2.2	2.2	2.1	2.2
Dilutive effect of retention shares and units	0.3	0.6	0.3	0.6
Diluted	270.7	272.1	271.8	271.6
Earnings per share – basic	$ 1.66	$ 1.45	$ 3.09	$ 2.61
Earnings per share – diluted	$ 1.65	$ 1.44	$ 3.06	$ 2.58
Common stock options excluded as their inclusion would be antidilutive	0.6	1.4	0.9	1.4

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

Personal Injury – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us in measuring the expense and liability, including unasserted claims, on a semi-annual basis. Compensation for work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements.

Two components primarily drove the personal injury expense reduction in the table below. An actuarial study completed in 2007 lowered personal injury expense by $30 million, reflecting improvements in our safety experience and lower ultimate settlement costs; and the comparative impact of adverse developments with respect to a small group of claims that increased personal injury expense by $19 million in the first six months of 2006. Our personal injury liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2007	2006
Beginning balance	$ 631	$ 619
Accruals	91	135
Payments	(86)	(109)
Ending balance at June 30	$ 636	$ 645
Current portion, ending balance at June 30	$ 233	$ 272

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $636 million to $695 million. We believe that the $636 million liability recorded at June 30, 2007, is the best estimate of the present value of the future settlement costs of personal injury claims.

Asbestos – We are a defendant in a number of lawsuits in which current and former employees allege exposure to asbestos. Additionally, we have received claims for asbestos exposure that have not been litigated. The claims and lawsuits (collectively referred to as “claims”) allege occupational illness resulting from exposure to asbestos-

containing products. In most cases, the claimants do not have credible medical evidence of physical impairment resulting from the alleged exposures. Additionally, most claims filed against us do not specify an amount of alleged damages. We use a third party with extensive experience in estimating resolution cost for asbestos-related claims to assist us in assessing the number and value of these unasserted claims.

Our asbestos-related liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2007	2006
Beginning balance	$ 302	$ 311
Accruals	-	-
Payments	(6)	(5)
Ending balance at June 30	$ 296	$ 306
Current portion, ending balance at June 30	$ 13	$ 16

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and, we have recognized an asset for estimated insurance recoveries at June 30, 2007 and December 31, 2006.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified approximately 338 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 38 sites that are the subject of actions taken by the U.S. government, 21 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to property owned, leased, or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At June 30, 2007, approximately 15% of our environmental liability was discounted at 4.75%, while approximately 14% of our environmental liability was discounted at 5.34% at December 31, 2006.

Our environmental liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2007	2006
Beginning balance	$ 210	$ 213
Accruals	11	15
Payments	(24)	(20)
Ending balance at June 30	$ 197	$ 208
Current portion, ending balance at June 30	$ 53	$ 49

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

Guarantees – At June 30, 2007, we were contingently liable for $466 million in guarantees. We have recorded a liability of $5 million for the fair value of these obligations as of June 30, 2007. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

9.    Other Income – Our other income included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2007	2006	2007	2006
Rental income	$ 18	$ 28	$ 35	$ 41
Net gain on non-operating asset dispositions	12	9	17	15
Interest income	12	3	21	8
Sale of receivables fees	(8)	(9)	(17)	(16)
Non-operating environmental costs and other	2	(2)	(5)	(9)
Total	$ 36	$ 29	$ 51	$ 39

10.    Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 20 million shares of Union Pacific Corporation common stock through the end of 2009. The timing and volume of any purchases will be guided by management’s assessment of market conditions and other pertinent facts.

As of June 30, 2007, we repurchased approximately 5.7 million shares under this program at an aggregate purchase price of $627 million. These shares were recorded in Treasury Stock at cost, which includes any applicable commissions and fees.

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

Upon the adoption of FIN 48, we had total liabilities for unrecognized tax benefits of $173 million. Of this amount, $7 million was recorded as a decrease to beginning retained earnings for the cumulative effect of adopting FIN 48. The remaining $166 million had been previously accrued under either FASB Statement No. 5, Accounting for Contingencies, or FASB Statement No. 109, Accounting for Income Taxes. The entire $173 million was classified as non-current in the Condensed Consolidated Statement of Financial Position.

Included in the $173 million balance at adoption, were $126 million of unrecognized tax benefits that, if recognized, would reduce our effective tax rate. This $126 million includes $47 million for interest and penalties, which are recognized as part of income tax expense. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Recognition of these tax benefits, other than any applicable interest and penalties, would not affect our effective tax rate.

Primarily because of re-measurement of tax positions for which only the timing of deductibility is uncertain, the total liability for unrecognized tax benefits decreased to $149 million at June 30, 2007. Included in this balance are $125 million of unrecognized tax benefits that, if recognized, would reduce our effective tax rate. This $125 million includes $45 million for interest and penalties. Of the $149 million, $121 million is classified as current in the Condensed Consolidated Statement of Financial Position.

All federal income tax years prior to 1995 are closed. Federal income tax liabilities for tax years 1986 through 1994 have been resolved. Interest calculations for these years are in process and may take several years to resolve with the Internal Revenue Service (IRS). The IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2004, and we are in different stages of the IRS appeals process for these years. As previously reported, among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In the fourth quarter of 2005, the IRS National Office issued a Technical Advice Memorandum that left unresolved whether the deductions were proper, pending further factual development. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS appeals process, and, if necessary, litigation.

Several state taxing jurisdictions are currently examining our state income tax returns for tax years 1999 through 2004. Additionally, upon resolution of the federal income tax return examinations described above, we will report any changes to the state and local taxing authorities in compliance with state and local requirements.

We anticipate that we may resolve some or all of the issues related to tax years 1995 through 1998 at IRS Appeals within the next 12 months. If so, then based on our FIN 48 analysis at June 30, 2007, we anticipate payments of $121 million, which will reduce our unrecognized tax benefits by the same amount. However, settlement is uncertain, and if we do not resolve all issues, we may also make a payment in order to begin litigation of any unresolved issues.

We believe it is reasonably possible the State of Illinois will enact new tax legislation in the third quarter that would change how we determine the amount of our income subject to Illinois tax. If enacted, this legislation could increase our deferred tax expense by up to $28 million in the third quarter. In addition, our previously recorded liability for unrecognized tax benefits includes $25 million for a tax position related to determining future Illinois taxable income. If enacted, the legislation would also result in this $25 million being reclassified as a deferred tax liability rather than as a liability for uncertain tax benefits.

12.    Comprehensive Income/(Loss)

Comprehensive income/(loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2007	2006	2007	2006
Net income	$ 446	$ 390	$ 832	$ 701
Other Comprehensive Income:
Defined benefit plans	-	-	1	2
Foreign currency translation	3	(6)	3	(5)
Derivatives	1	-	1	-
Total other comprehensive income/(loss) [a]	$ 4	$ (6)	$ 5	$ (3)
Total comprehensive income	$ 450	$ 384	$ 837	$ 698

[a]	Net of deferred taxes of $2 million during both the three and six months ended June 30, 2007, and $(4) million and $(3) million during the three and six months ended June 30, 2006, respectively.

The components of accumulated other comprehensive loss were as follows:

	June 30,	December 31,
Millions of Dollars	2007	2006
Defined benefit plans	$ (119)	$ (120)
Foreign currency translation	(14)	(17)
Derivatives	(4)	(5)
Total	$ (137)	$ (142)

13.    Accounting Pronouncements – In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 157 may have on our Condensed Consolidated Financial Statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 Compared to

Three and Six Months Ended June 30, 2006

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2006 Annual Report on Form 10-K. There have been no significant changes with respect to these policies during the first six months of 2007, except for the treatment of tax contingency accruals.

Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). Under FIN 48, we will recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. For additional information on the adoption of FIN 48, see note 11 in Part I, Item 1 of this Quarterly Report.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.65 per diluted share on net income of $446 million in the second quarter of 2007 compared to earnings of $1.44 per diluted share on net income of $390 million for the second quarter of 2006. Year-to-date 2007 net income was $832 million versus $701 million for the same period in 2006. Yield increases, network management initiatives, improved operational efficiency, lower volume-related costs, and lower casualty costs more than offset a decline in volume and cost increases due to inflation, resulting in a 10% and 14% improvement in operating income for the second quarter and year-to-date periods, respectively. In May 2007, heavy rain storms, high winds, and flash flooding damaged our rail network across Kansas, Nebraska, and Missouri. Bridge outages and track washouts reduced shipments. Carloads fell 5% and 3% for the month of May and the second quarter, respectively, compared to 2006 levels. We estimate that the financial impact of the May 2007 storms was approximately $0.10 per diluted share. Year-to-date results also include the adverse impact of severe winter weather on our coal network, extended automotive plant shutdowns, and continued softening in some market sectors.

Operationally, we experienced continued improvement in our network fluidity versus the second quarter of 2006 despite disruptions caused by the severe May weather. As reported to the Association of American Railroads, terminal dwell time and average train speed improved 11% and 2%, respectively, during the second quarter of 2007 compared to the same period of 2006. Focused efforts on terminal processing initiatives and improved asset utilization, combined with reduced volume levels, drove the improvement.

Operating Revenue

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2007	2006	Change	2007	2006	Change
Commodity revenue	$3,865	$3,742	3%	$7,517	$7,285	3%
Other revenue	181	181	-	378	348	9
Total	$4,046	$3,923	3%	$7,895	$7,633	3%

Operating revenue includes commodity revenue and other revenue. Other revenue primarily consists of revenue earned by our subsidiaries, revenue from our commuter rail operations, and accessorial revenue, which we earn when customers retain equipment owned or controlled by us or when we perform additional services such as switching or storage. We recognize revenue on a percentage-of-completion basis as freight moves from origin to destination. We allocate revenue between reporting periods based on the relative transit time in each reporting period and recognize expenses as we incur them. We recognize other revenue as service is performed or contractual obligations are met. We provide incentives to our customers for meeting or exceeding specified cumulative volumes or shipping to and from specific locations, which we record as a reduction to revenue based on the actual or projected future shipments.

Revenue from four of our six commodity groups increased during the second quarter of 2007, while revenue from automotive shipments remained flat and revenue generated from industrial products shipments declined versus 2006. Commodity revenue grew 3% in the second quarter of 2007 versus the second quarter of 2006 driven by core price increases and index-based contract escalators (formulas in our shipping contracts that correlate price adjustments to certain economic indices), which contributed to a 7% increase in average revenue per car (ARC). Volume decreased 3% during the quarter driven by declines in all commodities except chemical shipments. We experienced the greatest volume declines in the industrial products, agricultural, and energy commodity groups driven in part by the severe May 2007 storms and continued softening in some market sectors. Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $357 million in commodity revenue in the second quarter of 2007. Fuel surcharge revenue is not comparable to prior periods due to implementation of new mileage-based fuel surcharge programs as discussed below.

Year-to-date, revenue from four of our six commodity groups increased, while revenue from the industrial products and automotive groups declined. Commodity revenue grew 3% in the first half of 2007 versus 2006 driven by core price increases and index-based contract escalators, which contributed to a 6% increase in ARC. Volume decreased 3% year-to-date driven in part by first quarter 2007 harsh winter weather and extended automotive plant shutdowns, continued softening in some market sectors, and the impact of severe rain storms and flash flooding across our central and southern corridors in May 2007. Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $696 million in commodity revenue in the first half of 2007. Fuel surcharge revenue is not comparable to prior periods due to implementation of new mileage-based fuel surcharge programs.

As previously disclosed in our 2006 Annual Report on Form 10-K, the Surface Transportation Board (STB) of the United States Department of Transportation issued a decision limiting the manner in which U.S. railroads can calculate fuel surcharges on traffic regulated by the STB. Effective April 26, 2007, we implemented new fuel surcharge programs covering regulated, tariff-based traffic, which represents approximately 15% of our current revenue base. The new programs use mileage as the basis to calculate fuel surcharges versus percent of revenue and correlate to movement of the On-Highway Diesel Price index, published by the Energy Information Administration. The new programs affect fuel surcharges assessed for agricultural, chemical, and industrial products shipments, and, to a lesser extent, coal shipments. In addition, we reset the effective base fuel price at which the new fuel surcharge programs take effect, resulting in a higher entry point of $2.30 per gallon versus $1.35 per gallon.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and average revenue per car by commodity type:

Commodity Revenue	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2007	2006	Change	2007	2006	Change
Agricultural	$ 604	$ 565	7%	$ 1,211	$ 1,128	7%
Automotive	389	390	-	744	751	(1)
Chemicals	578	537	8	1,122	1,038	8
Energy	761	733	4	1,491	1,432	4
Industrial Products	815	822	(1)	1,562	1,596	(2)
Intermodal	718	695	3	1,387	1,340	4
Total	$ 3,865	$ 3,742	3%	$ 7,517	$ 7,285	3%

Revenue Carloads	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Thousands	2007	2006	Change	2007	2006	Change
Agricultural	$ 212	$ 225	(6)%	$ 431	$ 459	(6)%
Automotive	221	225	(2)	422	435	(3)
Chemicals	239	234	2	463	452	2
Energy	551	575	(4)	1,102	1,125	(2)
Industrial Products	349	386	(10)	667	751	(11)
Intermodal	861	865	-	1,682	1,681	-
Total	$ 2,433	$ 2,510	(3)%	$ 4,767	$ 4,903	(3)%

Average Revenue	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Per Car	2007	2006	Change	2007	2006	Change
Agricultural	$ 2,855	$ 2,510	14%	$ 2,812	$ 2,456	14%
Automotive	1,767	1,735	2	1,764	1,729	2
Chemicals	2,410	2,285	5	2,422	2,294	6
Energy	1,382	1,273	9	1,353	1,272	6
Industrial Products	2,334	2,133	9	2,342	2,126	10
Intermodal	834	804	4	824	797	3
Average	$ 1,589	$ 1,490	7%	$ 1,577	$ 1,486	6%

Agricultural Products – Price increases primarily drove higher agricultural commodity revenue in the second quarter and year-to-date periods of 2007 versus 2006, despite lower volume levels, which partially offset these gains. Fewer shipments of corn and feed grains primarily drove the second quarter and year-to-date volume decreases. Favorable barge rates and Mississippi river navigation conditions led to fewer rail shipments of feed grains for export from the Gulf Coast for both periods. In addition, lower corn and feed grain exports to Mexico due to price competition and a solid Mexican crop combined to reduce volumes in the second quarter. Year-to-date volumes also declined as soft production in growing regions serviced by us and an overall weak export market drove lower wheat shipments. Conversely, continuing growth and demand in the ethanol industry increased shipments of this fuel additive, as well as shipments of wet corn milling and co-products of ethanol production (primarily livestock feed). Price increases also were the primary driver of second quarter and year-to-date ARC improvement. Lower fuel surcharges due to lower volume levels and implementation of the new mileage-based fuel surcharge program, which has a higher fuel price entry point, both partially offset improved ARC during the quarter.

Automotive – A decline in vehicle production levels due to plant shutdowns, changes in vehicle distribution patterns, and lower fuel surcharges contributed to the decrease in automotive commodity revenue in the second quarter of 2007, partially offset by price increases. In addition, fewer shipments of finished vehicles from Mexico in the first quarter of 2007, and stronger than usual shipments of finished vehicles in the first quarter of 2006 due to high levels of finished vehicles in manufacturers’ inventories at the end of 2005 contributed to the year-to-date decline. Automotive parts shipments grew in the second quarter and year-to-date periods of 2007 due to increased volumes from domestic manufacturers and new business acquired in mid-2006, partially offset by the loss of shipments from a domestic truck manufacturer. Price increases generated the ARC improvement in both periods, partially offset by lower fuel surcharges and the negative impact of increased automotive parts shipments and lower finished vehicle shipments, which have higher ARC.

Chemicals – Volume growth, price increases and index-based contract escalators increased revenue in the second quarter and year-to-date periods of 2007 versus the same periods in 2006. Lower production at Canadian locations boosted liquid and dry chemicals shipments in the second quarter at Gulf Coast locations serviced by us. Strong export demand for potash shipments through the Pacific Northwest and a robust corn planting season to support the ethanol industry drove higher demand for fertilizer shipments in both the second quarter and year-to-date periods. Soda ash shipments also increased as export demand grew in the Gulf area, Pacific Northwest, and Mexico. Price increases were the primary driver of ARC improvement during both periods compared to 2006. While fuel surcharges were higher in the year-to-date period versus 2006, second quarter fuel recoveries were lower year-over-year due to implementation of the new mileage-based fuel surcharge program, which has a higher fuel price entry point.

Energy – Price increases and index-based contract escalators primarily drove the increases in revenue and ARC in the second quarter and six-month periods of 2007 versus 2006. Volume decreased in both periods compared to 2006 as severe storms in the first quarter and heavy rains in May flooded coal pits in the Southern Powder River Basin of Wyoming (SPRB), forced closure of several rail lines, and impacted network operations across the Midwest. Shipments from the SPRB were down 5% and 3% in the second quarter and year-to-date periods of 2007 compared to the same periods of 2006. Conversely, shipments from the Colorado and Utah mines were up 3% and 4% in the second quarter and six-month periods of 2007, as mine shutdowns throughout the first half of 2006 limited volume.

Industrial Products – Lower volumes reduced revenue in the second quarter and six-month periods of 2007 versus 2006. Price improvements partially offset this decline. Delays in rail expansion projects in Texas and adverse weather conditions hindering construction and quarry activity, combined with other customer production problems, drove the decline in stone shipments for the second quarter and six-month periods of 2007. Adverse weather conditions impacting quarry activity also contributed to the year-to-date decline in cement shipments. The continued softening of the housing market, surplus production, and general market uncertainty resulted in lower lumber, paper, and newsprint shipments in both periods. Price increases mainly drove the ARC improvement in both periods, partially offset by lower fuel surcharge recovery due to lower volume levels and implementation of the new mileage-based fuel surcharge program, which has a higher fuel price entry point.

Intermodal – Price increases and index-based contract escalators drove the revenue improvement in the second quarter. Carloadings in the second quarter were flat versus 2006 as increased domestic traffic was offset by lower international and premium shipments. New service offerings in the second quarter of 2007 contributed to growth in domestic shipments while international shipments declined year over year due to softer imports and the impact of peak season pre-shipping during the second quarter of 2006. Year-to-date, price increases and index-based contract escalators generated higher revenue and ARC. Volume levels were flat in the first half of the year compared to 2006 as increased import volumes from Asia in the first quarter were offset by decreased premium traffic throughout the six-month period of 2007.

Mexico Business – Each commodity group discussed above includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 6% to $360 million in the second quarter of 2007 and 9% to $709 million for the first half of 2007 versus the same periods in 2006. Price increases drove the revenue growth in both the quarterly and year-to-date periods while volume growth also contributed to year-to-date improvement.

Operating Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2007	2006	Change	2007	2006	Change
Salaries, wages, and employee benefits	$ 1,163	$ 1,140	2%	$ 2,343	$ 2,269	3%
Fuel and utilities	766	794	(4)	1,449	1,486	(2)
Equipment and other rents	370	371	-	723	738	(2)
Depreciation	327	308	6	652	611	7
Materials and supplies	186	178	4	362	342	6
Casualty costs	98	110	(11)	167	220	(24)
Purchased services and other costs	349	305	14	693	645	7
Total	$ 3,259	$ 3,206	2%	$ 6,389	$ 6,311	1%

Operating expenses increased $53 million and $78 million in the second quarter and six-month periods of 2007 versus the comparable periods in 2006, respectively. Higher wage, benefit and materials inflation, combined with higher depreciation expense drove the increases. Lower personal injury expense, cost savings realized from operational improvements, and lower volume-related costs partially offset these increases.

Salaries, Wages, and Employee Benefits – General wage and benefit inflation increased expenses $32 million and $67 million in the second quarter and year-to-date periods of 2007, reflecting higher salaries and wages and the impact of higher healthcare costs and other benefit costs. Conversely, a 1% decrease in our workforce, lower training expenses for train and engine personnel due to reduced hiring, and lower volume-related costs drove a $13 million reduction in second quarter expenses versus 2006. Year-to-date, workforce levels and training costs were $11 million higher compared to 2006. Lower volume-related costs and operational improvements, boosted by network management initiatives and investment in capacity, generated additional expense reductions for the year-to-date period of 2007.

Fuel and Utilities – Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. A 4% decrease in gross ton-miles resulted in $31 million lower fuel expense, which was partially offset by higher diesel fuel prices. Our average fuel price was $2.17 per gallon (including taxes and transportation costs) in the second quarter of 2007 compared to $2.15 per gallon in the same period of 2006, which increased expenses by $7 million. Gasoline, utilities, and propane and other fuel expenses increased $4 million in the second quarter of 2007 due to inflation and higher prices. Year-to-date, higher diesel prices of $2.04 compared to $2.01 in 2006 contributed $20 million of increased expense. A 4% decrease in gross-ton-miles and slight improvement in our fuel consumption rate reduced expenses by $51 million and $5 million, respectively, compared to 2006.

Equipment and Other Rents – Equipment and other rents primarily includes rental expense the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Lower shipments of industrial products, agricultural goods, and finished vehicles combined with improved car-cycle times driven by network management initiatives drove a $12 million and $30 million reduction in our short-term freight car rental expense in the second quarter and year to-date periods of 2007, respectively, compared to 2006. The cycle time improvement for the second quarter was offset by weather-related delays affecting our network. Conversely, higher locomotive lease expense of $9 million and $17 million in the second quarter and year-to-date periods of 2007, respectively, partially offset the lower freight car rental expense.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the second quarter and first six months of 2007.

Materials and Supplies – Materials used to maintain the Railroad’s lines, structures, and equipment are the principal components of materials and supplies expense. This expense item also includes small tools, office supplies, other materials, and the costs of freight services to ship Railroad supplies and materials. Increased use of higher cost components to repair and maintain our fleet of locomotives (including a growing number of units not covered by warranties) contributed $12 million and $25 million of the increase during the second quarter and year-to-date periods, respectively.

Casualty Costs – Personal injury costs, freight and property damage, insurance, and environmental expense are the primary components of casualty costs. Casualty costs were lower in the second quarter of 2007 compared to the second quarter of 2006 primarily driven by the comparative impact of adverse developments with respect to a small group of claims, which increased personal injury expense by $5 million in the second quarter of 2006. For the six-month period of 2007, two components of personal injury expense drove casualty costs lower: a semi-annual actuarial study completed in the first quarter of 2007, which lowered personal injury expense by $30 million, reflecting improvements in our safety experience and lower ultimate settlement costs; and the comparative impact of adverse developments with respect to a small group of claims, which increased personal injury expense by $19 million in the first six months of 2006.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses. For the second quarter and year-to-date periods, costs increased due to higher contract and consulting fees (excluding equipment maintenance) of $5 million and $6 million, respectively; increased crew transportation and lodging of $6 million and $10 million, respectively; higher locomotive and car contract maintenance and repair costs of $4 million and $10 million, respectively; and increased state and local tax expense of $2 million and $4 million, respectively. These increases were offset by lower volume-related drayage expenses of $3 million and $8 million in the second quarter and year-to-date periods of 2007, respectively, and reduced year-to-date expenses of $8 million associated with jointly-owned operating facilities. In addition, the second quarter and year-over-year comparisons were affected by a $9 million gain from the 2006 sale of two Company-owned airplanes and increased reimbursable repair work on privately- and foreign-owned freight cars, which reduced second quarter 2006 expenses by $14 million.

Non-Operating Items

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2007	2006	Change	2007	2006	Change
Other income	$ 36	$ 29	24%	$ 51	$ 39	31%
Interest expense	(120)	(120)	-	(233)	(240)	(3)
Income taxes	(257)	(236)	9	(492)	(420)	17

Other Income – Other income increased in the second quarter of 2007 compared to 2006 due to higher interest rates on higher cash balances that generated cash investment returns of $7 million. Lower 2007 environmental expense of $7 million associated with our non-operating properties and higher 2007 lease and track rental income of $4 million were offset by the comparative impact of the recognition of $14 million of rental income in 2006 resulting from the settlement of a rent dispute covering the period 1994 to 2003.

Interest Expense – Interest expense was flat in the second quarter of 2007 compared to the same period in 2006 driven by weighted average debt levels of $7.1 billion and effective interest rates of 6.7% in both periods. Year-to-date, lower interest expense resulted from a lower weighted average debt level of $7.0 billion in 2007 compared to $7.2 in 2006. The effective interest rate was 6.7% in both periods.

Income Taxes – Income taxes were $21 million and $72 million higher in the second quarter and year-to-date periods of 2007 primarily due to higher pre-tax income, partially offset by additional tax benefits recognized in the second quarter under FIN 48 (See note 11 to the Condensed Financial Statements). Our effective tax rate was 36.6% and 37.2% in the second quarter and year-to-date periods of 2007, respectively, compared to 37.7% and 37.5% in the corresponding periods of 2006, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change		2007	2006	Change
Average train speed (miles per hour)	21.6	21.2	2%		21.7	21.3	2%
Average terminal dwell time (hours)	24.7	27.6	(11)%		25.0	28.3	(12)%
Gross ton-miles (billions)	260.7	272.1	(4)%		515.6	535.1	(4)%
Revenue ton-miles (billions)	139.2	143.4	(3)%		274.3	282.7	(3)%
Average full-time equivalent employees	50,755	51,085	(1)%		50,764	50,673	-%
Customer satisfaction index	80	69	11	pt	80	69	11	pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Lower volume levels, ongoing network management initiatives and capacity expansion contributed to a 2% improvement in average train speed during the second quarter and six-month periods of 2007, despite severe winter weather conditions in the first quarter and May storms affecting critical sections of our network.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time is favorable. Average terminal dwell improved 11% and 12% in the second quarter and year-to-date periods of 2007, respectively, as a result of ongoing management initiatives and directed efforts to more timely deliver rail cars to our interchange partners and customers. Lower volume levels also drove improvement in our terminal dwell time.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles declined 4% for the second quarter and year-to-date periods while revenue ton-miles and carloads declined 3% in both periods versus 2006. Our higher density shipments of industrial products, agricultural, and energy commodities declined in both periods of 2007, impacting gross ton-miles.

Average Full-Time Equivalent Employees – Lower employee levels in the second quarter of 2007 versus 2006 resulted from fewer train and engine personnel due to lower volume levels, partially offset by more employees maintaining our larger locomotive and freight car fleet. Year-to-date, employee levels were flat as personnel reductions in numerous areas offset year-over-year increases experienced in the first quarter.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our service over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement over the second quarter and year-to-date periods of 2007 generally reflects customer recognition of our improving service.

Debt to Capital/Adjusted Debt to Capital

Millions of Dollars,	June 30,	December 31,
Except Percentages	2007	2006
Debt (a)	$ 7,236	$ 6,780
Equity	15,445	15,312
Capital (b)	$ 22,681	$ 22,092
Debt to capital (a/b)	31.9%	30.7%

Millions of Dollars, Except Percentages
Debt	$ 7,236	$ 6,780
Net present value of operating leases	3,275	3,513
Investors’ undivided interest in sale of receivables	600	600
Adjusted debt (a)	$ 11,111	$ 10,893
Equity	15,445	15,312
Adjusted capital (b)	$ 26,556	$ 26,205
Adjusted debt to capital (a/b)	41.8%	41.6%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The table above provides support for the adjusted debt to capital calculation. Our June 30, 2007 debt to capital ratios increased as a result of a $456 million increase in debt from December 31, 2006 and purchases of our common stock under our share repurchase program, partially offset by an increase in retained earnings due to higher earnings in the first half of 2007.

On April 18, 2007, we issued a total of $500 million of fixed rate debt under our current shelf registration statement. We issued $250 million of notes at 5.65%, which are due May 1, 2017, and $250 million of debentures at 6.15%, which are due May 1, 2037. The net proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities also include change-of-control provisions.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows	Six Months Ended June 30,
Millions of Dollars	2007	2006
Cash provided by operating activities	$ 1,484	$ 1,233
Cash used in investing activities	(1,507)	(1,384)
Cash used in financing activities	(282)	(360)
Net change in cash and cash equivalents	$ (305)	$ (511)

Cash Provided by Operating Activities – Higher income in the first half of 2007 and changes in working capital combined to increase cash provided by operating activities. A $50 million voluntary pension contribution during the first quarter of 2006 also contributed to the year-over-year increase. These increases were partially offset by higher management incentive payments during the first quarter of 2007.

Cash Used in Investing Activities – We acquired more locomotives pending completion of long-term financing arrangements in the first half of 2007 compared to the same period of 2006. The increase was partially offset by lower capital investments.

The table below details our cash capital investments.

	Six Months Ended June 30,
Millions of Dollars	2007	2006
Track	$ 798	$ 794
Capacity and commercial facilities	189	246
Locomotives and freight cars	55	56
Other	59	35
Total	$ 1,101	$ 1,131

Cash Used in Financing Activities – Cash used in financing activities decreased in the first half of 2007 versus 2006 due to lower debt repayments of $258 million and new debt financing of $494 million, partially offset by the use of $604 million to repurchase common shares and lower net proceeds from equity compensation plans ($52 million in 2007 compared to $122 million in 2006).

Free Cash Flow – Free cash flow is a non-GAAP financial measure under SEC Regulation G. We believe free cash flow is important to management and investors in evaluating our financial performance and measures our ability to generate cash without incurring additional external financings. Free cash flow should be considered in addition to, rather than as a substitute for, cash provided by operating activities. The table below reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure). First half 2007 free cash flow increased compared to the first half of 2006 due primarily to higher cash provided by operating activities. We typically report negative free cash flow in the first half of the year.

	Six Months Ended June 30,
Millions of Dollars	2007	2006
Cash provided by operating activities	$ 1,484	$ 1,233
Cash used in investing activities	(1,507)	(1,384)
Dividends paid	(178)	(160)
Free cash flow	$ (201)	$ (311)

Financing Activities

Credit Facilities – On June 30, 2007, we had $1.9 billion of credit available under our new revolving credit facility (the “facility”), which we entered into on April 20, 2007. The facility was designated for general corporate purposes and supports the issuance of commercial paper. The facility was not drawn on as of June 30, 2007. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires the maintenance of a debt-to-net worth coverage ratio. At June 30, 2007, we were in compliance with this covenant. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require the posting of collateral. The facility, which expires in April 2012, replaced two $1 billion 5-year facilities with terms ending in March 2009 and March 2010, respectively. The facility includes terms that are comparable with those of the prior facilities, although the minimum net worth requirement of $7.5 billion was removed, and the facility includes a change-of-control provision.

In addition to our revolving credit facility, we had a $75 million uncommitted line of credit available. The line of credit expires in April 2008, and was not used as of June 30, 2007. We must have equivalent credit available under our five-year facility to draw on this $75 million line.

At June 30, 2007, approximately $948 million of short-term borrowings that we intend to refinance were reclassified as long-term debt. This reclassification reflected our ability and intent to refinance these short-term borrowings and current maturities of long-term debt on a long-term basis. At December 31, 2006, we did not reclassify any short-term debt as long-term debt as we did not intend to refinance at that time.

Dividend Restriction – We have a restriction related to the payment of cash dividends to our shareholders due to a debt-to-net worth covenant requirement under our current revolving credit facility. This facility, entered into on April 20, 2007, no longer has a minimum net worth covenant that was included in our previous facilities, which was more restrictive with respect to the amount of retained earnings available for dividends at December 31, 2006. The amount of retained earnings available for dividends was $11.6 billion and $7.8 billion at June 30, 2007 and December 31, 2006, respectively.

Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 20 million shares of Union Pacific Corporation common stock through the end of 2009. The timing and volume of any purchases will be guided by management’s assessment of market conditions and other pertinent facts.

As of June 30, 2007, we repurchased approximately 5.7 million shares under this program at an aggregate purchase price of $627 million. These shares were recorded in Treasury Stock at cost, which includes any applicable commissions and fees.

Shelf Registration Statement and Significant New Borrowings – Our Board of Directors authorized the issuance of up to $3 billion of debt securities pursuant to a new shelf registration statement, which became effective on March 6, 2007, replacing the $500 million of authority remaining under our shelf registration filed in December 2003. Under the current shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

On April 18, 2007, we issued a total of $500 million of unsecured fixed-rate debt under our current shelf registration statement. We issued $250 million of notes at 5.65%, which are due May 1, 2017, and $250 million of debentures at 6.15%, which are due May 1, 2037. The net proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

Ratio of Earnings to Fixed Charges – For the three and six months ended June 30, 2007, our ratio of earnings to fixed charges was 4.9 and 4.7, respectively, compared to 4.4 and 4.1 for the three and six months ended June 30, 2006, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent net income, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and an estimated amount representing the interest portion of rental charges.

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

The following tables identify material obligations and commitments as of June 30, 2007:

		Payments Due by June 30,
Contractual Obligations Millions of Dollars	Total	2008	2009	2010	2011	2012	After 2012	Other
Debt [a]	$ 9,846	$ 1,341	$ 839	$ 777	$ 722	$ 891	$ 5,276	$ -
Operating leases	5,126	581	531	485	420	373	2,736	-
Capital lease obligations [b]	1,871	186	175	155	153	125	1,077	-
Purchase obligations [c]	4,293	901	776	527	240	205	1,644	-
Other post retirement benefits [d]	298	27	28	29	31	31	152	-
Income tax contingencies [e]	149	121	-	-	-	-	-	28
Total contractual obligations	$ 21,583	$ 3,157	$ 2,349	$ 1,973	$ 1,566	$ 1,625	$ 10,885	$ 28

[a]	Excludes capital lease obligations of $1,217 million, unamortized discount of $(104) million, and market value adjustments of $(14) million for debt with qualifying hedges that are recorded as liabilities on the Condensed Consolidated Statements of Financial Position. Includes an interest component of $3,709 million.
[b]	Represents total obligations, including interest component of $654 million.
[c]	Purchase obligations include locomotive maintenance contracts; purchase commitments for locomotives, ties, ballast, and track; and agreements to purchase other goods and services.
[d]	Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.
[e]	Future cash flows for income tax contingencies reflect the recorded liability in accordance with FIN 48 as of June 30, 2007. Where the Company can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where the Company can not reasonably estimate the year of settlement, they are reflected in the Other column.

		Amount of Commitment Expiration by June 30,
Other Commercial Commitments Millions of Dollars	Total	2008	2009	2010	2011	2012	After 2012
Credit facilities [a]	$ 1,900	$ -	$ -	$ -	$ -	$ 1,900	$ -
Sale of receivables [b]	600	600	-	-	-	-	-
Guarantees [c]	466	5	28	45	62	35	291
Standby letters of credit [d]	38	38	-	-	-	-	-
Total commercial commitments	$ 3,004	$ 643	$ 28	$ 45	$ 62	$ 1,935	$ 291

[a]	None of the credit facilities were used as of June 30, 2007.
[b]	$600 million of the sale of receivables program was utilized at June 30, 2007.
[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.
[d]	None of the letters of credit were drawn upon as of June 30, 2007.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells to investors, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at both June 30, 2007 and December 31, 2006. The value of the outstanding undivided interest held by investors under the facility was $600 million at both June 30, 2007 and December 31, 2006, respectively. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,188 million and $1,158 million of accounts receivable held by UPRI at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2006, the value of the interest retained by UPRI was $588 million and $558 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for its responsibilities. The Railroad collected approximately

$3.9 billion during both the three months ended June 30, 2007 and 2006, and $7.7 billion and $7.6 billion during the six months ended June 30, 2007 and 2006, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $8 million and $9 million for the three months ended June 30, 2007 and 2006, respectively, and $17 million and $16 million for the six months ended June 30, 2007 and 2006, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

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

Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurement (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 157 may have on our Condensed Consolidated Financial Statements.

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

Labor Negotiations – In January 2005, we began the current round of negotiations with the unions. In June 2007, the Brotherhood of Locomotive Engineers and Trainmen (BLET), the Brotherhood of Maintenance of Way Employees (BMWE), the Brotherhood of Railway Signalmen (BRS), the National Conference of Firemen and Oilers (IBFO), the International Brotherhood of Boilermakers and Blacksmiths (IBBB), and the Sheet Metal Workers (SMW) ratified a five-year agreement that provides for wage increases and increased employee health and welfare cost sharing. The annual wage increases are as follows: July 2005 2.5%; July 2006 3.0%; July 2007 3.0%; July 2008 4.0%; July 2009 4.5%. A second bargaining group consisting of four unions reached a tentative agreement with the same provisions in July. Ratification results will be known in September. We remain in negotiations with one additional union. Existing agreements continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. Contract negotiations with the various unions generally take place over an extended period of time, and we rarely experience work stoppages during negotiations. The current agreements provide for periodic cost of living increases until new agreements are reached.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Corporation is involved in legal proceedings, claims, and litigation that occur in connection with the Corporation’s business. Management routinely assesses the Corporation’s liabilities and contingencies in connection with these matters based upon the latest information available. Consistent with SEC rules and requirements, the Corporation describes below material pending legal proceedings (other than ordinary routine litigation incidental to the business of the Corporation), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $100,000), and such other pending matters that the Corporation may determine to be appropriate.

Environmental Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the San Joaquin County District Attorney filed an action against the Railroad on February 3, 2003, in the San Joaquin County Superior Court alleging claims under the California Business and Professions Code section 17200 (unfair business practices), Fish and Game Code section 5650 and 5650.1, California Health and Safety Code section 25189(d), and Public Nuisance, California Civil Code section 3480. The claims arose from a February 16, 2000, derailment in Stockton, California, in which a locomotive struck an object on the tracks, puncturing a fuel tank. The District Attorney alleged that diesel fuel from this spill entered waters of the State of California. The complaint also asserted claims under the above referenced statutes for any other diesel spill that may have occurred in the State of California between 2000 and 2003, in which diesel may have passed into waters of the State of California. The District Attorney filed an amended complaint on April 10, 2003, which narrowed the claims to the incident of February 16, 2000. On April 30, 2007, the court exercised its discretion and dismissed this pending action brought by the District Attorney of San Joaquin County against the Railroad.

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

Other Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we were notified that a qui tam, or private citizen, complaint was filed in the United States District Court for the Central District of California against, among other parties, the City of Long Beach, City of Long Beach Harbor Department, Port of Long Beach (the Port), Union Pacific Corporation, Union Pacific Railroad Company, and Union Pacific Resources Company, also known as Union Pacific Resources Group Inc. (Resources), a former subsidiary of UPC. A private citizen filed the action because the federal government and the State of California elected not to pursue the claims. The complaint alleges that the defendants violated the Federal Civil False Claims Act and the California False Claims Act by conspiring to use public funds to (1) shift environmental cleanup liability to the Port when Resources sold its Terminal Island oil field property to the Port in 1994 and (2) effect the acquisition by the Port of the Terminal Island property in which the Port (or the State of California) allegedly already held certain incidents of title. The complaint sought damages of $2.4 billion, unspecified costs for remediating groundwater contamination, and triple damages and civil penalties of $10,000 per day. On March 7, 2007, the Court disqualified the private citizen and dismissed the complaint without prejudice. The private citizen-complainant filed a notice indicating his intent to appeal the decision of the Court on May 24, 2007.

Twenty small rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. The original plaintiff filed the first of these claims in the U.S. District Court in New Jersey on May 14, 2007, and the additional plaintiffs filed claims in district courts in Florida, Illinois, Alabama, Pennsylvania, and the District of Columbia. These suits allege that the railroads engaged in price-fixing by establishing common fuel surcharges for certain rail traffic. The plaintiffs request certification of their complaints as a class-action on behalf of all shippers who paid fuel surcharges on the specified types of rail shipments. The Judicial Panel on Multidistrict Litigation will determine which district court will receive these cases for consolidated handling. Additionally, the Attorney General of a state outside of the Railroad’s service area recently issued a grand jury subpoena to us requesting documents pertaining to our fuel surcharge program. We deny the allegations that our fuel surcharge program violates the antitrust laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2007:

Period	Total Number of Shares Purchased [a]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Apr. 1 through Apr. 30	323,218	$ 109.90	235,500	17,720,500
May 1 through May 31	1,239,645	117.61	1,169,300	16,551,200
Jun. 1 through Jun. 30	2,271,659	116.70	2,244,900	14,306,300
Total	3,834,522	$ 116.42	3,649,700	N/A

[a]

Total number of shares purchased includes approximately 184,822 shares delivered or attested to UPC to pay stock option exercise prices or to satisfy tax withholding obligations for stock option exercises or vesting of retention shares.

[b]

On January 30, 2007, our Board of Directors authorized us to repurchase up to 20 million shares of our common stock through December 31, 2009. We may make these repurchases on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restriction – We have a restriction related to the payment of cash dividends to our shareholders due to a debt-to-net worth covenant requirement under our current revolving credit facility. This facility, entered into on April 20, 2007, no longer has a minimum net worth covenant that was included in our previous facilities, which was more restrictive with respect to the amount of retained earnings available for dividends at December 31, 2006. The amount of retained earnings available for dividends was $11.6 billion and $7.8 billion at June 30, 2007 and December 31, 2006, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of shareholders of the Corporation was held on May 3, 2007.

(b) At the Annual Meeting, the Corporation’s shareholders voted for the election of Andrew H. Card, Jr. (238,176,079 shares in favor; 7,006,019 shares withheld), Erroll B. Davis, Jr. (238,425,816 shares in favor; 6,756,282 shares withheld), Thomas J. Donohue (221,767,980 shares in favor; 23,414,118 shares withheld), Archie W. Dunham (238,371,509 shares in favor; 6,810,589 shares withheld), Judith Richards Hope (238,444,973 shares in favor; 6,737,125 shares withheld), Charles C. Krulak (238,492,008 shares in favor; 6,690,090 shares withheld), Michael W. McConnell (238,344,589 shares in favor; 6,837,509 shares withheld), Thomas F. McLarty, III (238,433,883 shares in favor; 6,748,215 shares withheld), Steven R. Rogel (233,426,117 shares in favor; 11,755,981 shares withheld), and James R. Young (238,661,659 shares in favor; 6,520,439 shares withheld), as directors of the Corporation. In addition, the Corporation’s shareholders voted in favor of the Audit Committee’s appointment of Deloitte & Touche LLP as the Corporation’s independent registered public accounting firm for 2007 (240,441,315 shares in favor; 3,100,563 shares against, and 1,640,220 shares withheld), and to defeat a shareholder proposal regarding reporting of political contributions (60,031,517 shares in favor; 117,329,856 shares against, 26,186,147 shares withheld, and 41,634,578 shares not voted by brokers). Finally, the Corporation’s shareholders voted in favor of a shareholder proposal regarding majority voting for the election of directors (101,204,472 shares in favor; 99,953,428 shares against, 2,389,620 shares withheld, and 41,634,578 shares not voted by brokers).

Ite m 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2007 and 2006.

12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2007 and 2006.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James R. Young and Robert M. Knight, Jr.

99	U.S. $1,900,000 5-Year Revolving Credit Agreement, dated as of April 20, 2007.

Description of Exhibits Incorporated by Reference

3(a)	Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

3(b)	By-Laws of UPC, as amended, effective October 1, 2006, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

4(a)	Form of Debt Security (Note) is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, dated April 18, 2007.

4(b)	Form of Debt Security (Debenture) is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K, dated April 18, 2007.

10(a)	The 1993 Stock Option and Retention Stock Plan of UPC, as amended November 16, 2006, are incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 26, 2007

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President – Finance and
Chief Financial Officer (Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz
Vice President and Controller
(Principal Accounting Officer)