Form 10-K
period 2007-12-31
UNION PACIFIC CORP
filed 2008-02-28
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act):

Large accelerated filer  ☑    Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☑  No

As of June 29, 2007, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $31.7 billion.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2008 was 260,700,527.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2008, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

We have included the Chief Executive Officer (CEO) and Chief Financial Officer certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and (b) to this report. Additionally, we filed with the NYSE the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (Listing Standards) pursuant to Section 303A.12(a) of the Listing Standards, which was dated May 9, 2007, and indicated that the CEO was not aware of any violations of the Listing Standards by the Corporation.

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

OPERATIONS

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. Additional information regarding our business and operations, including revenue and financial information and data and other information regarding environmental matters, is presented in Selected Financial Data, Item 6; Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7; and the Financial Statements and Supplementary Data, Item 8.

Operations – UPRR is a Class I railroad operating in the United States. We have 32,205 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern United States gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our freight traffic consists of bulk, manifest, and premium business. Bulk traffic is primarily coal, grain, rock, or soda ash in unit trains – trains transporting a single commodity from one source to one destination. Manifest traffic is individual carload or less than train-load business, including commodities such as lumber, steel, paper, and food. The transportation of finished vehicles and intermodal containers is part of our premium business. In 2007, we generated commodity revenue totaling $15.5 billion from the following six commodity groups:

Agricultural – Transporting agricultural products, including whole grains, commodities produced from these grains, and food and beverage products, provided 17% of our 2007 commodity revenue. With access to most major grain markets, we provide a critical link between the Midwest and western producing areas and export terminals in the Pacific Northwest (PNW) and Gulf ports, as well as Mexico. Unit trains of grain efficiently shuttle between producers and export terminals or domestic markets. We also serve significant domestic markets, including grain processors, animal feeders, and ethanol producers in the Midwest, West, South, and Rocky Mountain states. Primary food commodities consist of a variety of fresh and frozen fruits and vegetables, dairy products, and beverages, which are moved to major U.S. population centers for consumption. Express Lane and our Produce Unit Train, our premium perishables services that move fruits and vegetables from the PNW and California with priority service to destinations in the East, compete with the trucking industry. We transport frozen meat and poultry to the West Coast ports for export, while beverages, primarily beer, enter the U.S. from Mexico.

Automotive – We are the largest automotive carrier west of the Mississippi River, serving seven vehicle assembly plants and distributing imported vehicles from six West Coast ports and Houston. We off-load finished vehicles at 38 vehicle distribution centers for delivery by truck to all major western U.S. cities. In addition to transporting finished vehicles, we provide expedited handling of automotive parts in both boxcars and intermodal containers to several assembly plants. We carry automotive materials bound for assembly plants in Mexico, the U.S., and Canada, and we also transport finished vehicles from manufacturing facilities in Mexico. In 2007, transportation of finished vehicles and automotive materials accounted for 9% of our commodity revenue.

Chemicals – Transporting chemicals provided 15% of our commodity revenue in 2007. Our franchise enables us to serve the chemical producing areas along the Gulf Coast, as well as the Rocky Mountain region. Two-

thirds of the chemicals business consists of liquid and dry chemicals, plastics, and liquid petroleum products. In addition to transporting plastics, customers also leverage our storage-in-transit yards for intermediate storage of plastic resins. Soda ash shipments originate in southwestern Wyoming and California destined primarily for glass producing markets in the East, the West, and abroad. Fertilizer movements originate primarily in the Gulf Coast region, as well as the West and Canada, bound for major agricultural users in the Midwest and the western U.S.

Energy – Coal transportation accounted for 20% of our 2007 commodity revenue. Our geographic network allows us to transport coal destined for utilities and industrial facilities in 27 states, as well as to the Gulf and rail/barge/ship facilities on the Mississippi and Ohio Rivers and the Great Lakes. We serve mines located in the Southern Powder River Basin of Wyoming (SPRB), Colorado, Utah, southern Wyoming, and southern Illinois. SPRB coal represents the largest growth segment of the market, as utilities continue to favor its lower cost and low-sulfur content.

Industrial Products – Our extensive network enables our industrial products group to move numerous commodities between thousands of origin and destination points throughout North America. Lumber shipments originate primarily in the PNW and Canada for destinations throughout the United States for new home construction and repair and remodeling. Commercial and highway construction drives shipments of steel and construction products, consisting of rock, cement, and roofing materials. Paper and consumer goods, including furniture and appliances, are shipped to major metropolitan areas for consumers. Nonferrous metals and industrial minerals are moved for industrial manufacturing. In addition, we provide efficient and safe transportation for government entities and waste companies. In 2007, transporting industrial products provided 20% of our commodity revenue.

Intermodal – Our intermodal business, which represented 19% of our 2007 commodity revenue, includes international, domestic, and premium shipments. International business consists of imported container traffic that arrives at West Coast ports via steamship for destinations throughout the United States. Domestic business includes domestic container and trailer traffic for intermodal marketing companies (primarily shipper agents and consolidators) and truckload carriers. Less-than-truckload and package carriers with time-sensitive business requirements account for the majority of our premium service.

Seasonality – Some of the commodities we carry have peak shipping seasons, reflecting either or both the nature of the commodity, such as certain agricultural and food products that have specific growing and harvesting seasons, and the demand cycle for the commodity, such as intermodal traffic, which generally has a peak shipping season during the third quarter to meet holiday-related demand for consumer goods during the fourth quarter. The peak shipping seasons for these commodities can vary considerably from year to year depending upon various factors, including the strength of domestic and international economies and currencies and the strength of harvests and market prices of agricultural products. In response to an annual request delivered by the Surface Transportation Board (STB) to all of the Class I railroads operating in the U.S., we issue a letter during the third quarter detailing our plans for handling traffic during the third and fourth quarters and providing other information requested by the STB.

Working Capital – We currently have, and historically have had, a working capital deficit, which is common in our industry and does not indicate a lack of liquidity or financial stability. We maintain adequate resources to meet our daily cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Competition – We are subject to competition from other railroads, motor carriers, ship and barge operators, and pipelines. Our main rail competitor is Burlington Northern Santa Fe Corporation. Its rail subsidiary, BNSF Railway Company (BNSF), operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other railroads and motor carriers. Motor carrier competition is particularly strong for five of our six commodity groups (excluding energy). Because of the proximity of our routes to major inland and Gulf Coast waterways, barge competition can be particularly effective, especially for grain and bulk commodities. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, or legislation releasing motor carriers from their size or weight limitations, could have a material adverse effect on our business.

Equipment Suppliers – We depend on two key domestic suppliers of locomotives. Due to the capital intensive nature and sophistication of this equipment, potential new suppliers face high barriers to entry with respect to this industry. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives, we could experience a significant cost increase and risk reduced availability of the locomotives that are necessary to our operations.

Employees – Approximately 86% of our 50,089 full-time-equivalent employees are represented by 14 major rail unions. In January 2005, the U.S. railroads began the current round of negotiations with the unions. In June 2007, the Brotherhood of Locomotive Engineers and Trainmen, the Brotherhood of Maintenance of Way Employees, the Brotherhood of Railway Signalmen, the National Conference of Firemen and Oilers, the International Brotherhood of Boilermakers and Blacksmiths, and the Sheet Metal Workers ratified a five-year agreement that provides for wage increases and increased employee health and welfare cost sharing. The annual wage increases (including retroactive increases) are as follows: July 2005 2.5%; July 2006 3.0%; July 2007 3.0%; July 2008 4.0%; July 2009 4.5%. A second bargaining group consisting of the Transportation Communications International Union, the Brotherhood of Railway Carman, and the International Brotherhood of Electrical Workers ratified the same agreement in September of 2007. However, the International Association of Machinists (IAM) failed to ratify this agreement in September. We also settled with the American Railway and Airway Supervisors Association in September. We reached a tentative agreement with the United Transportation Union in January of 2008. Therefore, we remain in negotiations with the IAM and United Supervisors Council of America (Yardmasters). Existing agreements with these two unions continue in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. Contract negotiations with the various unions generally take place over an extended period of time, and we rarely experience work stoppages during negotiations. The current agreements provide for periodic cost of living increases until new agreements are reached.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

Governmental Regulation – Our operations are subject to a variety of federal, state, and local regulations, generally applicable to all businesses (see also the discussion of certain regulatory proceedings in Legal Proceedings, Item 3).

The operations of the Railroad are subject to the regulatory jurisdiction of the STB of the United States Department of Transportation (DOT). The operations of the Railroad are also subject to the regulations of the Federal Railroad Administration of the DOT and other federal and state agencies. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers. On January 26, 2007, the STB issued a decision limiting the manner in which U.S. railroads can calculate fuel surcharges on traffic regulated by the STB, and we have complied with this regulation. The STB also has adopted new mechanisms for regulating some of our rates, adopted a new methodology for calculating the cost of capital for railroads, and expanded its review of line sales and leases. Various appeals may affect these regulations prior to final implementation.

DOT, the Occupational Safety and Health Administration, and the Department of Homeland Security, along with other federal agencies, have jurisdiction over certain aspects of safety, movement of hazardous materials, movement and disposal of hazardous waste, emissions requirements, and equipment standards. Various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

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

We Are Subject to Significant Governmental Regulation – We are subject to governmental regulation by a significant number of federal, state, and local authorities covering a variety of health, safety, labor, environmental (as discussed below), and other matters. Many laws and regulations require us to obtain and maintain various licenses, permits, and other authorizations, and we cannot guarantee that we will continue to be able to do so. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments may change the legislative or regulatory frameworks within which we operate without providing us any recourse to address any adverse effects on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution, business relationships with other railroads, calculation of our cost of capital or other inputs relevant to determining or estimating our revenue adequacy, and costs and expenses. Increased regulation of the rail industry likely would restrict our ability to determine prices for certain rail services, affect our ability to control traffic volume, and reduce capital spending on our rail network, facilities and equipment, resulting in a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, one or more consolidations of Class I railroads could lead to increased regulation of the rail industry.

We May Be Affected by General Economic Conditions – Prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities we carry may have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We Are Required to Transport Hazardous Materials – Federal laws require railroads, including us, to transport hazardous materials regardless of risk or potential exposure of loss. Any rail accident or other incident or accident on our network, at our facilities, or at the facilities of our customers involving the release of hazardous materials, including toxic inhalation hazard (or TIH) materials such as certain chlorine compounds, could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Must Manage Both Significant Demand for Our Services and Network Capacity – We may experience network difficulties, including congestion and reduced velocity, which may compromise the level of service we provide to our customers. This level of demand may compound the impact of weather and weather-related events on our operations and velocity. Although we continue to improve our transportation plan, add capacity, and improve operations at our yards and other facilities, we cannot be sure that these measures will fully or adequately address any service shortcomings. We may experience other difficulties related to network capacity, dramatic and unplanned increases or decreases of demand for rail service with respect to one or more of our commodity groups, or other events that could have a negative impact on our operational efficiency, any of which could have a material adverse effect on our results of operations, financial condition, and liquidity.

Severe Weather Could Result in Significant Business Interruptions and Expenditures – Severe weather conditions, events, and other natural phenomena, including earthquakes, hurricanes, fires, floods, mudslides or landslides, extreme temperatures, and significant precipitation may cause business interruptions, including line outages on our rail network that can adversely affect our entire rail network and result in increased costs, increased liabilities, and decreased revenue, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

The Availability of Qualified Personnel Could Adversely Affect Our Operations – Changes in demographics, training requirements, and the availability of qualified personnel could negatively affect our ability to meet demand for rail service. Unpredictable increases in demand for rail services and a lack of network fluidity may exacerbate such risks, which could have a negative impact on our operational efficiency and otherwise have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We May Be Affected by Climate Change and Market or Regulatory Responses to Climate Change – Climate change, including the impact of global warming, could have a material adverse effect on our results of operations, financial condition, and liquidity. Restrictions, caps, taxes, or other controls on emissions of greenhouse gasses, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that (a) use commodities that we carry to produce energy, (b) use significant amounts of energy in producing or delivering the commodities we carry, or (c) manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities we carry, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity. Government incentives encouraging the use of alternative sources of energy could also affect certain of our customers and the markets for certain of the commodities we carry in an unpredictable manner that could alter our traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers. Finally, we could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change. Any of these factors, individually or in operation with one or more of the other factors, or other unforeseen impacts of climate change could reduce the amount of traffic we handle and have a material adverse effect on our results of operations, financial condition, and liquidity.

Rising or Elevated Fuel Costs and Whether We Are Able to Mitigate These Costs with Fuel Surcharges Could Materially and Adversely Affect Our Business – Fuel costs constitute a significant portion of our transportation expenses. Diesel fuel prices are subject to dramatic fluctuations, and significant price increases could have a material adverse effect on our operating results. Although we currently are able to recover a significant amount of our increased fuel expenses through revenue from fuel surcharges, we cannot be certain that we will always be able to mitigate rising or elevated fuel costs through surcharges. Future market conditions or legislative or regulatory activities could adversely affect our ability to apply fuel surcharges or adequately recover increased fuel costs through fuel surcharges. International, political, and economic circumstances affect fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. If a fuel supply shortage were to arise higher fuel prices could, despite our fuel surcharge programs, have a material adverse effect on our results of operations, financial condition, and liquidity.

We Face Competition from Other Railroads and Other Transportation Providers – We face competition from other railroads, motor carriers, ships, barges, and pipelines. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, or legislation releasing motor carriers from their size or weight limitations, could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, any future consolidation of the rail industry could materially affect the competitive environment in which we operate.

We Are Subject to Legislative, Regulatory, and Legal Developments Involving Taxes – Taxes are a significant part of our expenses. We are subject to federal and state income, payroll, property, sales and use, fuel, and other types of taxes. Any or all changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes and, therefore, could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Utilize Capital Markets – We rely on the capital markets to provide some of our capital requirements, including the issuance of long-term debt instruments and commercial paper from time to time, as well as the sale of certain of our receivables. Significant instability of the capital markets or deterioration of our financial condition due to internal or external factors could restrict or prohibit our access to commercial paper and other financing sources and reduce our credit ratings below investment grade, which would prohibit us from utilizing our sale of receivables program and significantly increase the costs associated with issuing both commercial paper and long-term debt.

We Are Dependent on Two Key Domestic Suppliers of Locomotives – Due to the capital intensive nature and sophistication of locomotive equipment, potential new suppliers face high barriers to entry with respect to this industry. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives, we could experience a significant cost increase and risk reduced availability of the locomotives that are necessary to our operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We employ a variety of assets in the management and operation of our rail business. Our rail network links 23 states in the western two-thirds of the U.S.

Track – Our rail network includes 32,205 route miles. We own 26,354 miles and operate on the remainder pursuant to trackage rights or leases. The following table describes track miles at December 31, 2007 and 2006.

	2007	2006
Route miles	32,205	32,339
Other main line	6,404	6,295
Passing lines and turnouts	3,021	2,962
Switching and classification yard lines	9,270	10,000
Total	50,900	51,596

Harriman Dispatching Center – The Harriman Dispatching Center (HDC), located in Omaha, Nebraska, is our primary dispatching facility. It is linked to regional dispatching and locomotive management facilities at various locations along our network. The HDC moves locomotives and trains, manages traffic on our network, and coordinates interchanges with other railroads. Over 700 employees currently work on-site in the facility.

Rail Facilities – In addition to our track structure, we operate numerous facilities, including terminals for intermodal and other freight; rail yards for train-building, switching, storage-in-transit (the temporary storage of customer goods in rail cars prior to shipment) and other activities; offices to administer and manage our operations; dispatch centers to direct traffic on our rail network; crew quarters to house train crews along our network; and shops and other facilities for fueling, maintenance, and repair of locomotives and repair and maintenance of rail cars and other equipment. The following tables include the major yards and terminals on our system:

	Avg. Daily Car Volume
Top 10 Classification Yards	2007	2006
North Platte, Nebraska	2,700	2,900
North Little Rock, Arkansas	1,600	1,600
Proviso (Chicago), Illinois	1,600	1,700
Roseville, California	1,400	1,400
Englewood (Houston), Texas	1,300	1,400
West Colton, California	1,300	1,300
Livonia, Louisiana	1,300	1,400
Pine Bluff, Arkansas	1,300	1,300
Fort Worth, Texas	1,200	1,300
Neff (Kansas City), Missouri	1,000	1,000

	Annual Lifts
Top 10 Intermodal Terminals	2007	2006
ICTF (Los Angeles), California	719,000	725,000
Marion (Memphis), Tennessee	414,000	406,000
East Los Angeles, California	360,000	329,000
Global II (Chicago), Illinois	353,000	297,000
Global I (Chicago), Illinois	310,000	321,000
Dallas, Texas	292,000	284,000
Seattle, Washington	250,000	238,000
Yard Center (Chicago), Illinois	238,000	248,000
Oakland, California	236,000	268,000
Englewood (Houston), Texas	214,000	206,000

Rail Equipment – Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for maintenance, transportation of crews, and other activities. As of December 31, 2007, we owned or leased the following units of equipment:

Locomotives	Owned	Leased	Total	Average Age (yrs.)
Road	4,330	3,704	8,034	14.8
Switching	488	32	520	30.5
Other	112	55	167	20.6
Total locomotives	4,930	3,791	8,721	N/A

Freight cars	Owned	Leased	Total	Average Age (yrs.)
Covered hopper	13,864	21,573	35,437	28.7
Open hoppers	13,431	5,216	18,647	28.6
Gondolas	7,639	6,141	13,780	26.6
Boxcars	8,132	4,140	12,272	27.1
Mechanical refrigerated	3,309	5,291	8,600	22.3
Flat cars	3,687	1,149	4,836	30.2
Other	127	585	712	N/A
Total freight cars	50,189	44,095	94,284	N/A

Capital Expenditures – Our rail network requires significant annual capital investments for maintenance, improvement, and expansion. These investments maintain and enhance safe operations, support the transportation needs of our customers, and improve our operational efficiency. Additionally, we add new locomotives and freight cars to our fleet to replace older, less efficient equipment, to support growth and customer demand, and to reduce our impact on the environment through the acquisition of more fuel efficient and low emission locomotives, including yard engines that use new hybrid technology.

2007 Capital Expenditures – During 2007, we made capital investments totaling $3.1 billion, which included cash spending of $2.5 billion (see the capital expenditures table in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Condition, Item 7). We also acquired 259 locomotives and 150 freight cars under long-term operating leases with an aggregate net present value of $434 million. We procured an additional 56 locomotives and other equipment through capital lease financings valued at $82 million.

Sunset Corridor Expansion – One of our critical routes is the Sunset Corridor, a 760-mile route running between Los Angeles and El Paso, Texas. This heavily traveled corridor carries about 20 percent of our traffic, including a significant amount of intermodal traffic. In 2007, we added 33 miles of double track to the corridor, which now includes nearly 410 miles of double track (approximately 54% of the route).

SPRB Joint-Line Expansion – An important part of our franchise is our access to the coal-producing SPRB through a joint line, which we own with BNSF (the Joint Line). In addition to the significant annual maintenance required on the Joint Line (due to the volume of trains, the weight of loaded coal cars, and the impact of coal dust on rail beds), a capacity expansion project is underway. During 2007, we completed the installation of additional main line track so the entire Joint Line now has triple track.

2008 Capital Expenditures – In 2008, we expect to make capital investments of approximately $3.1 billion (which may be revised if revenue, tax, and business conditions require changing, or new laws or regulations affect our ability to generate sufficient returns on, these investments). See discussion of our 2008 capital plan in Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2008 Outlook, Item 7.

Equipment Encumbrance – Equipment with a carrying value of approximately $2.8 billion at both December 31, 2007 and 2006 serves as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

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

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings, claims, and litigation that occur in connection with our business. Management routinely assesses our liabilities and contingencies in connection with these matters based upon the latest available information. Consistent with SEC rules and requirements, we describe below material pending legal proceedings (other than ordinary routine litigation incidental to our business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $100,000) and such other pending matters that we may determine to be appropriate.

Environmental Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, the Railroad received notice from the Army Corps of Engineers (the Corps) that, during its construction efforts to restore service to the Caliente Subdivision after severe flooding in January 2005, the Railroad may have exceeded its authority under emergency authorizations and permits issued by the Corps. Subsequently, the Corps referred the matter to the EPA, which has demanded that the Railroad repair claimed impacts to the adjacent waterway, perform compensatory mitigation, and pay a civil penalty in connection with this project and related storm water issues. The Railroad and the EPA have discussed the scope of additional work to be performed by the Railroad to address alleged impacts of its construction activities, as well as compensatory mitigation and potential penalties. To date, we have not reached an agreement with the EPA, and, therefore, the ultimate amount of the civil penalty cannot be determined. However, the penalty component of the settlement will exceed $100,000.

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, the Illinois Attorney General’s office filed an Agreed Order and Complaint and a Complaint for Injunctive and Other Relief on October 7, 2004, in the Circuit Court for the Twentieth Judicial Circuit (St. Clair County) against The Alton & Southern Railway Company, a wholly-owned subsidiary of the Railroad, as a result of a collision and derailment on September 21, 2004. The State of Illinois seeks to enjoin The Alton & Southern Railway Company from further violations, as well as a monetary penalty. The Railroad reached a tentative agreement with the State of Illinois that will require the payment of a penalty in the amount of $48,000. The agreement should be executed in the first quarter of 2008.

As we reported in our Annual Report on Form 10-K for 2005, the EPA considers the Railroad a potentially responsible party for the Omaha Lead Site. The Omaha Lead Site consists of approximately 12,800 acres of residential property in the eastern part of Omaha, Nebraska, allegedly impacted by air emissions from two former lead smelters/refineries. One refinery was operated by ASARCO. The EPA identified the Railroad as a potentially responsible party because more than 60 years ago the Railroad owned land that was leased to ASARCO. The Railroad disputes both the legal and technical basis of the EPA’s allegations. It has nonetheless engaged in extensive negotiations with the EPA. These negotiations reached an apparent impasse. The EPA issued a Unilateral Administrative Order with an effective date of December 16, 2005, directing the Railroad to implement an interim remedy at the site at an estimated cost of $50 million. Failure to comply with the order without just cause could subject the Railroad to penalties of up to $32,500 per day and triple the EPA’s costs in performing the work. The Railroad believes it has just cause not to comply with the order, but it offered to perform some of the work specified in the order as a compromise. To date, the EPA has rejected all of the Railroad’s offers to settle or resolve this matter. The Railroad will vigorously contest liability and the imposition of any penalties.

As we reported in our Annual Report on Form 10-K for 2005, the Illinois Attorney General’s office filed a complaint in the Circuit Court for the Twenty-First Judicial Circuit (St. Clair County) seeking injunctive relief and civil penalties against the Railroad relating to a collision between UPRR and Norfolk Southern Railway Company (NS) trains near Momence, Illinois, on November 24, 2005. The collision derailed approximately five locomotives and 30 railcars. Two of the UPRR locomotives and two of the NS locomotives caught fire, and four of the locomotives released approximately 16,000 gallons of diesel fuel. Other cars carrying food products derailed and released an unknown amount of product. The State of Illinois seeks a permanent injunction against the Railroad ordering UPRR to continue remediation. The State of Illinois seeks to enjoin UPRR from further violations and payment of a monetary penalty. Union Pacific reached a tentative agreement with the State of Illinois that will require payment of $60,000, which includes a penalty payment and the amount of the State’s response costs. The agreement should be executed in the first quarter of 2008.

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

We received additional complaints during the third and fourth quarters of 2007, increasing the total number of complaints to 30. A few of these suits involve plaintiffs alleging that they are or were indirect purchasers of rail transportation and seeking to represent the class of indirect purchasers of rail transportation that paid fuel surcharges. These complaints have added allegations under state antitrust and consumer protection laws. All of these “copycat” lawsuits (whether filed by direct or indirect purchasers of rail transportation) are being filed by various groups of plaintiffs’ lawyers seeking to become lead counsel in a nationwide class action against the railroads. Each of the plaintiffs requests certification of its complaint as a class-action. On November 6, 2007, the Judicial Panel on Multidistrict Litigation ordered that all of the rail fuel surcharge cases be transferred to the U.S. District Court in D.C. for coordinated or consolidated pretrial proceedings.

Additionally, the Attorney General of a state outside our service area issued a grand jury subpoena to us requesting documents pertaining to our fuel surcharge program. We met with representatives of this Attorney General’s office, and we plan to have additional meetings in the future in an effort to resolve that office’s interest in this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

The Board of Directors typically elects and designates our executive officers on an annual basis at the board meeting held in conjunction with the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of February 15, 2008, relating to the executive officers.

Name	Position	Age	Business Experience During Past Five Years
James R. Young	Chairman, President and Chief Executive Officer of UPC and the Railroad	55	(1)

Robert M. Knight, Jr.	Executive Vice President – Finance and Chief Financial Officer of UPC and the Railroad	50	(2)

J. Michael Hemmer	Senior Vice President – Law and General Counsel of UPC and the Railroad	58	(3)

Barbara W. Schaefer	Senior Vice President – Human Resources and Secretary of UPC and the Railroad	54	(4)

Jeffrey P. Totusek	Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad	49	(5)

Dennis J. Duffy	Executive Vice President – Operations of the Railroad	57	Current Position

John J. Koraleski	Executive Vice President – Marketing and Sales of the Railroad	57	Current Position

(1)	Mr. Young was elected Chief Executive Officer and President of UPC and the Railroad effective January 1, 2006. He was elected to the additional position of Chairman effective February 1, 2007. He was elected President and Chief Operating Officer of the Railroad, effective February 1, 2004, and he previously was Executive Vice President – Finance of UPC and Chief Financial Officer of the Railroad.
(2)	Mr. Knight was elected to his current position effective February 1, 2004. He previously was Senior Vice President – Finance for UPC and the Railroad.
(3)	Mr. Hemmer was elected to his current position effective June 1, 2004. Mr. Hemmer previously was Vice President – Law of the Railroad.
(4)	Mrs. Schaefer has held the position of Senior Vice President – Human Resources for the past five years. In addition, she was elected Secretary of UPC and the Railroad effective June 1, 2004.
(5)	Mr. Totusek was elected to his current position effective January 1, 2008. He previously was Assistant Vice President – Financial Analysis of the Railroad.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “UNP”. The following table presents the dividends declared and the high and low closing prices of our common stock for each of the indicated quarters.

2007 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$ 0.35	$ 0.35	$ 0.35	$ 0.44
Common stock price:
High	105.84	122.79	129.36	137.56
Low	89.58	100.41	99.38	110.07
2006 - Dollars Per Share
Dividends	$ 0.30	$ 0.30	$ 0.30	$ 0.30
Common stock price:
High	93.73	97.49	92.96	96.16
Low	77.62	83.83	78.65	86.27

At January 31, 2008, there were 260,700,527 shares of outstanding common stock and 35,295 common shareholders of record. At that date, the closing price of the common stock on the NYSE was $124.76. We have paid dividends to our common shareholders during each of the past 108 years. We declared dividends totaling $396 million in 2007 and $323 million in 2006. On November 15, 2007, we increased the quarterly dividend to $0.44 per share, payable beginning on January 2, 2008, to shareholders of record on November 29, 2007. We are subject to certain restrictions regarding retained earnings with respect to the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends increased to $11.5 billion at December 31, 2007, from $7.8 billion at December 31, 2006. See discussion of this restriction in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7. We do not believe the restriction on retained earnings will affect our ability to pay dividends, and we currently expect to pay dividends in 2008 comparable to 2007.

Comparison Over One- and Three-Year Periods – The following table presents the cumulative total shareholder returns, assuming reinvested dividends, over one- and three-year periods for the Corporation, a peer group index (comprised of Burlington Northern Santa Fe Corporation, CSX Corporation, and Norfolk Southern Corporation), the Dow Jones Transportation Index (Dow Jones), and the Standard & Poor’s 500 Stock Index (S&P 500).

Period	UPC	Peer Group	Dow Jones	S&P 500
1 Year (2007)	37.9%	12.6%	1.4%	5.5%
3 Year (2005-2007)	94.6	74.7	24.2	28.2

Five-Year Performance Comparison – The following graph provides an indicator of cumulative total shareholder returns for the Corporation as compared to the peer group index (described above), the Dow Jones, and the S&P 500. The graph assumes that the value of the investment in the common stock of Union Pacific Corporation and each index was $100 on December 31, 2002, and that all dividends were reinvested.

	December 31
	2002	2003	2004	2005	2006	2007
UPC	100	118	116	142	164	227
S&P 500	100	129	143	150	173	183
Peer Group	100	125	180	252	282	318
DJ Trans	100	132	168	188	206	209

Purchases of Equity Securities – During 2007, we repurchased 13,266,070 shares of our common stock at an average price of $115.66. During the first nine months of 2007, we repurchased 10,639,916 shares of our common stock at an average price per share of $112.68. The following table presents common stock repurchases during each month for the fourth quarter of 2007:

Period	Total Number of Shares Purchased [a]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Oct. 1 through Oct. 31	99,782	$ 128.78	-	9,774,279
Nov. 1 through Nov. 30	540,294	124.70	528,000	9,246,279
Dec. 1 through Dec. 31	1,986,078	128.53	1,869,800	7,376,479
Total	2,626,154	$ 127.75	2,397,800	N/A

[a]	Total number of shares purchased during the quarter includes 228,354 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.
[b]	On January 30, 2007, our Board of Directors authorized us to repurchase up to 20 million shares of our common stock through December 31, 2009. We may make these repurchases on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

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

Millions of Dollars, Except per Share Amounts, Carloads, Employee Statistics, and Ratios	2007	2006	2005 [a]	2004 [b]	2003 [c]
For the Year Ended December 31
Operating revenue [d]	$ 16,283	$ 15,578	$ 13,578	$ 12,215	$ 11,551
Operating income	3,375	2,884	1,795	1,295	2,133
Income from continuing operations	1,855	1,606	1,026	604	1,056
Net income	1,855	1,606	1,026	604	1,585
Per share – basic:
Income from continuing operations	6.97	5.96	3.89	2.33	4.15
Net income	6.97	5.96	3.89	2.33	6.23
Per share – diluted:
Income from continuing operations	6.91	5.91	3.85	2.30	4.07
Net income	6.91	5.91	3.85	2.30	6.04
Dividends declared per share	1.49	1.20	1.20	1.20	0.99
Cash provided by operating activities	3,277	2,880	2,595	2,257	2,443
At December 31
Total assets	$ 38,033	$ 36,515	$ 35,620	$ 34,596	$ 33,496
Debt due after one year	7,543	6,000	6,760	7,981	7,822
Common shareholders’ equity	15,585	15,312	13,707	12,655	12,354
Equity per common share [e]	59.74	56.68	51.41	48.58	47.85
Additional Data
Commodity revenue [d]	$ 15,516	$ 14,862	$ 12,957	$ 11,692	$ 11,041
Carloads (000)	9,733	9,852	9,544	9,458	9,239
Operating margin (%) [f]	20.7	18.5	13.2	10.6	18.5
Operating ratio (%) [f]	79.3	81.5	86.8	89.4	81.5
Average employees (000)	50.1	50.7	49.7	48.3	46.4
Operating revenue per employee (000)	$ 325.0	$ 307.2	$ 273.2	$ 252.9	$ 248.9
Financial Ratios (%)
Debt to capital [g]	33.0	30.7	35.1	39.1	39.3
Return on average common shareholders’ equity	12.0	11.1	7.8	4.8	13.8

[a]	2005 net income includes a $118 million tax expense reduction to reflect a reduction in the estimated deferred income tax liability.
[b]	2004 operating income and net income includes a $247 million pre-tax ($154 million after-tax) charge for unasserted asbestos-related claims.
[c]	Net income and total assets include the effects of the disposition of all of our trucking interests in 2003.
[d]	Includes fuel surcharge revenue of $1,478 million, $1,619 million, $963 million, $292 million, and $93 million for 2007, 2006, 2005, 2004, and 2003, respectively, which partially offsets increased operating expenses for fuel. 2007 fuel surcharge revenue is not comparable to prior periods due to implementation of new mileage-based fuel surcharge programs. See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Revenue, Item 7.
[e]	Equity per common share is calculated as follows: common shareholders’ equity divided by common shares issued less treasury shares outstanding.
[f]	Operating margin is defined as operating income divided by operating revenue. Operating ratio is defined as operating expenses divided by operating revenue.
[g]	Debt to capital is determined as follows: total debt divided by total debt plus equity.

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

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we analyze revenue by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network.

EXECUTIVE SUMMARY

2007 Results

•

Safety – We operated a safer railroad in 2007, improving safety for our employees, customers, and the public. The employee injury incident rate per 200,000 man-hours declined to its lowest level. A continued focus on derailment prevention in 2007 resulted in a 14% reduction in incidents, with associated costs declining 13%. In the area of public safety, we closed 482 grade crossings to reduce our exposure incidents, and we installed additional video cameras in our road locomotives. As a result of this installation work, we now have camera-equipped locomotives in the lead position of over 85% of our road trains. These video cameras allow us to better analyze grade crossing incidents, thereby increasing safety for our employees and the public. The number of grade crossing incidents decreased 9% during the year, despite the combination of increasing highway traffic and urban expansion. Also, through extensive trespass reduction programs, we were able to reduce trespasser incidents by 21%. All of these improvements are the result of comprehensive efforts to enhance employee training, increase public education, make capital investments, and take proactive steps to reduce safety risks.

•

Financial Performance – In 2007, we generated record operating income of $3.4 billion despite lower volume. Yield increases, network management initiatives, and improved productivity drove the 17% increase in operating income. Our operating ratio was 79.3% for the year, a 2.2 point improvement compared to 2006. Net income of $1.86 billion also exceeded our previous milestone, translating into earnings of $6.91 per diluted share.

•

Commodity Revenue – Our commodity revenue grew 4% year-over-year to $15.5 billion, the highest level in our history. We achieved record revenue levels in five of our six commodity groups, driven primarily by better pricing and fuel surcharges. Since 2004, we have repriced approximately 75% of our business. Volume decreased 1% in 2007 due to softening markets for some of our commodities and adverse weather conditions.

•

Network Operations – In 2007, we significantly improved the fluidity and efficiency of our transportation network. Continued focus on increasing velocity, eliminating work events, improving asset utilization, and expanding capacity were key drivers of our operational improvement. We reduced average terminal dwell time by 8%, improved car utilization by 7%, and increased average train speed by 2% with ongoing enhancements to our Unified Plan (an ongoing program that streamlines segments of our transportation plan) and implementation of initiatives to make train processing at our terminals more efficient. We completed implementation of Customer Inventory Management System, an operational productivity initiative that complements the Unified Plan by reducing the number of rail cars in our terminals without adding capacity. We also expanded capacity and continued to use industrial engineering techniques to further improve network fluidity, ease capacity constraints, and improve asset utilization. Our customer satisfaction improved during 2007, an indication that efforts to improve network operations translated into better customer service.

•

Fuel Prices – Crude oil prices increased at a steady rate in 2007, rising from a low of $56.58 per barrel in January to close at nearly $96.00 per barrel at the end of December. Our 2007 average fuel price increased by 9% and added $242 million of operating expenses compared to 2006. Our fuel surcharge programs are designed to help offset the impact of higher fuel prices. In addition, our fuel conservation efforts allowed us to improve our consumption rate by 2%. Locomotive simulator training, operating practices, and technology all contributed to this improvement, saving approximately 21 million gallons of fuel in 2007.

•

Free Cash Flow – Cash generated by operating activities totaled a record $3.3 billion, yielding free cash flow of $487 million in 2007. Free cash flow is defined as cash provided by operating activities, less cash used in investing activities and dividends paid.

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

Millions of Dollars	2007	2006	2005
Cash provided by operating activities	$3,277	$2,880	$2,595
Cash used in investing activities	(2,426)	(2,042)	(2,047)
Dividends paid	(364)	(322)	(314)
Free cash flow	$487	$516	$234

2008 Outlook

•

Safety – Operating a safe railroad benefits our employees, our customers, our shareholders, and the public. We will continue using a multi-faceted approach to safety, utilizing technology, risk assessment, quality control, and training for, and engaging with our employees. We plan to implement Total Safety Culture (TSC) throughout our operations. TSC, an employee-focused initiative that has helped improve safety, is a process designed to establish, maintain, and promote safety among co-workers. With respect to public safety, we will continue our efforts to maintain, upgrade, and close crossings, install video cameras on locomotives, and educate the public about crossing safety through various internal and industry programs, along with other activities.

•

Commodity Revenue – Despite uncertainty regarding the U.S. economy, we expect record revenue in 2008 based on current economic indicators, forecasted demand, improved customer service, and additional opportunities to reprice certain of our business. Yield increases and fuel surcharges will be the primary drivers of commodity revenue growth in 2008. We expect that overall volume will fall within a range of 1% higher to 1% lower than 2007, with continued softness in some market sectors.

•

Transportation Plan – In 2008, we will continue to evaluate traffic flows and network logistic patterns to identify additional opportunities to simplify operations and improve network efficiency and asset utilization. We plan to maintain adequate manpower and locomotives, improve productivity using industrial engineering techniques, and improve our operating margins.

•

Fuel Prices – Fuel prices should remain volatile, with crude oil prices and conversion and regional spreads fluctuating throughout the year. On average, we expect fuel prices to increase 15% to 20% above the average price in 2007. To reduce the impact of fuel price on earnings, we will continue to seek recovery from our customers through our fuel surcharge programs and expand our fuel conservation efforts.

•

Capital Plan – In 2008, we expect to make capital investments of approximately $3.1 billion (which may be revised if revenue, tax, or business conditions require changing, or new laws or regulations affect our ability to generate sufficient returns on, these investments). Major investment categories include $1.6 billion to maintain and improve track infrastructure; $840 million to increase network and terminal capacity; $490 million to upgrade our locomotive and freight car fleet, including the acquisition of 175 high-horsepower locomotives and new covered hoppers; and $170 million primarily to upgrade information technology systems, including the testing of positive train control, and other capital projects. We expect to fund our 2008 cash capital investments through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand at December 31, 2007. Our annual capital plan is a critical component of our long-term strategic plan, which we designed to enhance the long-term value of the Corporation for our shareholders by providing sufficient resources to (i) maintain and improve our existing track infrastructure to provide safe and fluid operations, (ii) increase network efficiency by adding or improving facilities and track, and (iii) make investments that meet customer demand and take advantage of opportunities for long-term growth.

•

Financial Expectations – We are cautious about the economic environment; however, we anticipate revenue growth and continued network improvement in 2008, which should produce financial results that exceed 2007. We expect to generate earnings of $7.75 to $8.25 per diluted share and improve our operating ratio and return on invested capital.

RESULTS OF OPERATIONS

Operating Revenue

Millions of Dollars	2007	2006	2005	% Change 2007 v 2006	% Change 2006 v 2005
Commodity revenue	$ 15,516	$ 14,862	$ 12,957	4%	15%
Other revenue	767	716	621	7	15
Total	$ 16,283	$ 15,578	$ 13,578	5%	15%

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

Revenue from five of our six commodity groups increased during 2007, while revenue generated from industrial products shipments declined. ARC increased 6% during 2007 driven by core price improvement. Lower shipments of industrial and agricultural products drove volume down 1% in 2007, more than offsetting an increase in chemical shipments. Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $1.5 billion in commodity revenue in 2007. Fuel surcharge revenue is not comparable to prior periods due to implementation of new mileage-based fuel surcharge programs for certain traffic. As previously disclosed in our 2006 Annual Report on Form 10-K, the STB issued a decision limiting the manner in which U.S. railroads can calculate fuel surcharges on traffic regulated by the

STB. Effective April 26, 2007, we implemented new fuel surcharge programs covering this regulated traffic, which represents approximately 19% of our current revenue base. These new programs use mileage (as opposed to percent of revenue) as the basis for calculating fuel surcharges, and they use the On-Highway Diesel Price index – published by the Energy Information Administration – for purposes of determining fuel costs. The new programs affect fuel surcharges assessed for certain shipments of agricultural, chemical, and industrial products, and, to a lesser extent, coal. In addition, we reset the effective base fuel price at which our new mileage-based fuel surcharge programs take effect, resulting in a higher starting point of $2.30 per gallon versus $1.35 per gallon.

All six commodity groups produced double-digit revenue growth in 2006, including over 20% growth of revenue from agricultural commodities. Price increases, fuel surcharges, and index-based contract escalators, which are formulas in our shipping contracts that correlate price adjustments to certain economic indices, all contributed to higher ARC. Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated an additional $656 million in commodity revenue compared to 2005, contributing 5% to commodity revenue growth. Volume increased 3% during the year, led by solid growth of intermodal and energy shipments, which were partially offset by lower shipments of industrial products and chemicals. Lower volume in 2005 due to the January West Coast storm, SPRB Joint Line disruptions, Hurricane Rita and the Kansas washouts also contributed to this year-over-year growth.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and ARC by commodity type:

Commodity Revenue Millions of Dollars	2007	2006	2005	% Change 2007 v 2006	% Change 2006 v 2005
Agricultural	$ 2,597	$ 2,395	$ 1,971	8%	22%
Automotive	1,469	1,438	1,273	2	13
Chemicals	2,293	2,098	1,848	9	13
Energy	3,136	2,953	2,578	6	15
Industrial Products	3,110	3,168	2,814	(2)	13
Intermodal	2,911	2,810	2,473	4	14
Total	$ 15,516	$ 14,862	$ 12,957	4%	15%

Revenue Carloads Thousands	2007	2006	2005	% Change 2007 v 2006	% Change 2006 v 2005
Agricultural	902	923	883	(2)%	5%
Automotive	826	834	797	(1)	5
Chemicals	928	896	912	4	(2)
Energy	2,299	2,296	2,178	-	5
Industrial Products	1,325	1,446	1,503	(8)	(4)
Intermodal	3,453	3,457	3,271	-	6
Total	9,733	9,852	9,544	(1)%	3%

Average Revenue per Car	2007	2006	2005	% Change 2007 v 2006	% Change 2006 v 2005
Agricultural	$ 2,880	$ 2,595	$ 2,233	11%	16%
Automotive	1,779	1,724	1,598	3	8
Chemicals	2,471	2,342	2,026	6	16
Energy	1,364	1,286	1,184	6	9
Industrial Products	2,347	2,190	1,871	7	17
Intermodal	843	813	756	4	8
Average	$ 1,594	$ 1,509	$ 1,358	6%	11%

Agricultural – Price increases were the primary drivers of agricultural commodity revenue in 2007, partially offset by a decline in volume levels. Shipments of whole grains used in feed declined as barge operators captured more shipments destined for export from the Gulf Coast due to both favorable barge rates and improved navigation conditions on the Mississippi River. Conversely, wheat and food grain shipments improved as a strong wheat crop generated record shipments to the Gulf Coast for export. Shipments of ethanol, a grain product used as an alternative fuel and fuel additive, and its co-products (primarily livestock feed) also increased substantially.

Price increases, volume growth, and fuel surcharges increased agricultural commodity revenue in 2006 versus 2005. Whole grains increased as strong gulf exports and higher freight charges for barge traffic shifted feed grain shipments to rails.  Shipments   of   ethanol

and its co-products (primarily livestock feed) also experienced strong growth, reflecting continued demand in this growing industry. Conversely, wheat shipments declined due to extremely low crop production levels in 2006 primarily due to drought conditions in wheat producing states. Price and fuel surcharge increases improved ARC in 2006.

Automotive – Price increases drove the growth in automotive revenue, partially offset by lower finished vehicle shipments. A decline in vehicle production levels primarily drove the volume decline. Conversely, automotive parts shipments grew due to increased volumes from domestic manufacturers, new business acquired in the middle of 2006, and our new intermodal train service between Mexico and Michigan.

Price increases, volume growth, and fuel surcharges increased automotive commodity revenue in 2006 over 2005. Shipments of finished vehicles grew as higher manufacturer inventories at the end of 2005 translated into record volume growth in 2006. Shipments remained relatively strong through the second quarter due to the production ramp-up of new models at plants served by us. Automotive parts shipments also grew due to conversion of traffic from trucks, new business growth, and production increases at several assembly plants served by us. Fuel surcharges and price increases drove the ARC improvement.

Chemicals – Price increases and volume growth drove the increase in revenue in 2007 versus 2006. Strong demand for potash exports through Pacific Northwest ports and a robust planting season for corn to supply ethanol producers increased demand for fertilizer shipments in 2007. New business acquired in June 2007 contributed to more shipments of plastics. Soda ash volume increased as export demand grew in the Gulf area and Mexico. Lower production at Canadian locations during the year boosted shipments of liquid and dry chemicals from U.S. sources.

Price increases, fuel surcharges, and index-based contract escalators drove the increase in revenue and ARC in 2006 versus 2005. Fewer fertilizer shipments largely drove the volume decrease. Wet weather conditions in the Midwest led to weak demand during the fall planting season. In addition, softer export markets for potash, a fertilizer product, also led to reduced volumes. Business interruptions in the third quarter of 2005, primarily attributable to Hurricane Rita, reduced chemicals shipments leading to favorable volume comparisons in 2006.

Energy – Price increases during 2007 improved both revenue and ARC over 2006 levels. Volume was flat, however, as severe storms in the first quarter and heavy rains in May flooded coal pits in the SPRB, which closed several rail lines and reduced volume levels. Shipments from the Colorado and Utah mines were down 1% due to lower mine production, predominately in the fourth quarter of 2007.

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

Industrial Products – Volume declines more than offset price increases, driving industrial products revenue lower in 2007 compared to 2006. Continued softening of the housing construction market, surplus inventories, and general market uncertainty resulted in lower lumber shipments. Delays of rail expansion projects, customer production problems, unfavorable weather, and the ongoing impact of a weak residential construction market reduced stone shipments during the year.

Price increases and fuel surcharges improved revenue and ARC in 2006 over 2005. Volume levels declined due to lower lumber, paper, and newsprint shipments, which were partially offset by higher steel shipments. The softening of the housing construction market, lower production levels, and general market uncertainty drove the reduction in lumber shipments. Conversely, strong domestic markets throughout  most of the year drove the increase in construction-related steel material and pipe, particularly those materials used in oil and gas drilling. Hurricane Rita reduced shipment volumes of industrial products in 2005, which favorably affected volume comparisons with 2006.

Intermodal – Price increases improved intermodal revenue in 2007 compared to 2006. Volume was flat versus 2006 as increased domestic traffic due to new service offerings and increased business under some of our older, long-term contracts were offset by a decrease of premium shipments. International traffic was flat in 2007 compared to 2006 due to general softening of imports from Asia.

Record volume growth, fuel surcharges, price increases, and index-based contract escalators combined to improve revenue in 2006 over 2005, in addition to the favorable impact from weaker intermodal revenue during 2005 due to the January West Coast storm. Carloadings grew due to strong imports, primarily from Asia, partially offset by decreased domestic traffic. ARC improved due to price increases, fuel surcharges, and contract escalators.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 5% to $1.44 billion in 2007 compared to 2006. Price increases and more shipments of automotive parts and intermodal containers drove revenue growth in 2007. Volume declines in cement, some agricultural products, and newsprint shipments partially offset the increases.

Revenue from Mexico business increased 23% to $1.37 billion in 2006 compared to 2005. Price increases, fuel surcharges, and increased shipments of finished vehicles, automotive parts, import beer, dry feed ingredients, and intermodal drove revenue growth in 2006. Volume declines in coal, newsprint, and sulfur shipments partially offset the increases.

Operating Expenses

Millions of Dollars	2007	2006	2005	% Change 2007 v 2006	% Change 2006 v 2005
Salaries, wages, and employee benefits	$ 4,591	$ 4,599	$ 4,375	-%	5%
Fuel and utilities	3,164	3,012	2,562	5	18
Equipment and other rents	1,423	1,455	1,402	(2)	4
Depreciation	1,321	1,237	1,175	7	5
Materials and supplies	714	691	546	3	27
Casualty costs	321	410	411	(22)	-
Purchased services and other costs	1,374	1,290	1,312	7	(2)
Total	$ 12,908	$ 12,694	$ 11,783	2%	8%

Operating expenses increased $214 million in 2007. Higher fuel prices, which rose 9% during the period, increased operating expenses by $242 million. Wage, benefit and materials inflation and higher depreciation expense also increased expenses during the year. Productivity improvements, better resource utilization, and a lower fuel consumption rate helped offset these increases.

Operating expenses increased $911 million in 2006. Higher fuel prices, which rose 16% during the period, accounted for $393 million of the increase. Our fuel surcharge programs helped offset these expenses in the form of higher revenue. Wages, benefits, and materials and supplies inflation; a larger workforce; volume-related expenses; and higher locomotive and freight car maintenance and lease expenses accounted for most of the additional increase in 2006. Settlement of all remaining insurance claims related to the January 2005 West Coast storm, an improved fuel consumption rate, and improved car cycle times (which reduced freight car  rental expense) partially offset the cost increases. Additional clean-up and restoration costs for the January 2005 West Coast storm favorably affects comparison of 2006 operating expenses with those in 2005.

Salaries, Wages, and Employee Benefits – Operational improvements and lower volume levels led to a 1% decline in our workforce, saving $79 million in 2007. A smaller workforce and less need for new train personnel reduced training costs during the year, which contributed to the improvement. General wage and benefit inflation mostly offset the reductions, reflecting higher salaries and wages and the impact of higher healthcare and other benefit costs.

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

Fuel and Utilities – Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. Higher diesel fuel prices, which averaged $2.24 per gallon (including taxes and transportation costs) in 2007 compared to $2.06 per gallon in 2006, increased expenses by $242 million. A 2% improvement of our fuel consumption rate resulting from the use of newer, more fuel-efficient locomotives and our fuel conservation programs reduced fuel expense by $43 million, and a 2% decrease of gross ton miles reduced fuel expense by an additional $53 million.

Higher diesel fuel prices, which averaged $2.06 per gallon (including taxes and transportation costs) in 2006 compared to $1.77 per gallon in 2005, increased expenses by $393 million during 2006. A 3% increase in gross ton-miles resulted in $63 million of additional expenses, which was partially offset by a 2% improvement in our fuel consumption rate due to the use of newer, more fuel-efficient locomotives and our fuel conservation programs. As noted above (and described in this Item 7), we offset a significant portion of increased locomotive fuel expenses through revenue from fuel surcharges. Gasoline, utilities, and propane and other fuel expenses increased $20 million in 2006 due to higher prices and increased usage.

Equipment and Other Rents – Equipment and other rents includes primarily rental expense we pay for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Fewer shipments of industrial products, combined with improved car-cycle times, which reflect operational improvement and better asset utilization, reduced our short-term freight car rental expense by $46 million in 2007 compared to 2006. Lower lease expenses for freight cars, intermodal containers, and fleet vehicles and equipment decreased costs by $20 million in 2007. Conversely, higher locomotive lease expense resulted in a $33 million increase in costs during the year.

Lease expense increased in 2006 compared to 2005 as we leased more locomotives and freight cars. Growth in automotive and intermodal shipments also increased our short-term freight car rental expense. Improved car-cycle times driven by network management initiatives partially offset this increase.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in 2007 and 2006.

Materials and Supplies – Materials used to maintain our lines, structures, and equipment are the principal components of materials and supplies expense. This expense item also includes small tools, office supplies, other materials, and the costs of freight services to ship supplies and materials. Increased use of higher cost components to repair and maintain our fleet of locomotives (including a growing number of units not covered by warranties) added $32 million to materials and supplies expense during 2007. Conversely, we used fewer parts for freight car repairs due to program maintenance scheduling, which lowered costs by $11 million and partially offset the increase for 2007.

We used more repair materials at higher component costs to repair and maintain freight cars and locomotives in 2006, including a growing number of units not covered by warranties. In addition, we performed more maintenance on locomotives that were maintained internally and not subject to maintenance contracts with third-party contractors compared to 2005.

Casualty Costs – Personal injury costs, freight and property damage, insurance, and environmental expense are the primary components of casualty costs. Casualty costs were lower in 2007 compared to 2006 driven primarily by a reduction in personal injury expense. Actuarial studies completed during 2007 resulted in a reduction in personal injury expense of approximately $80 million, which was partially offset by an adverse development with respect to one claim.

Costs were flat in 2006 compared to 2005 as lower bad debt expenses, lower freight damage expenses, and lower expenses for destruction of foreign or leased equipment all offset increased personal injury costs and higher settlement expenses.

Purchased Services and Other Costs – Purchased services and other costs include expenses associated with outside contractors, state and local taxes, net costs of operating facilities jointly used with other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses. Higher consulting fees and higher contract expenses (including equipment maintenance) increased costs by $58 million. In addition, crew transportation and lodging costs increased $17 million in 2007 due to higher gas prices and rate inflation. Conversely, lower drayage expense of $13 million, settlement of insurance claims in 2007 related to Hurricane Rita, and higher equity income partially offset these increases. In addition, the year-over-year comparison was affected by the settlement of insurance claims totaling $23 million in 2006 related to the January 2005 West Coast storm and a $9 million gain in 2006 from the sale of two Company-owned airplanes.

Volume-related expenses, including crew transportation and lodging costs, increased in 2006 driven by 3% growth in carloads. Higher state and local taxes (primarily sales and use taxes related to higher diesel fuel prices) also increased expenses in 2006 compared to 2005. Conversely, lower locomotive contract maintenance costs and lower expenses associated with jointly-owned operating facilities reduced expenses in 2006 compared to 2005. Settlement of all remaining insurance claims related to the January 2005 West Coast storm and the gain from the sale of two airplanes also reduced expenses in 2006. Finally, clean-up and restoration costs related to the January West Coast storm increased expenses in 2005.

Non-Operating Items

Millions of Dollars	2007	2006	2005	% Change 2007 v 2006	% Change 2006 v 2005
Other income	$ 116	$ 118	$ 145	(2)%	(19)%
Interest expense	(482)	(477)	(504)	1	(5)
Income taxes	(1,154)	(919)	(410)	26	124

Other Income – Lower net gains from non-operating asset sales (primarily real estate) drove the reduction in other income in 2007. Recognition of rental income in 2006 from the settlement of a rent dispute also contributed to the year-over-year decrease in other income. Cash investment returns increased $21 million due to larger cash balances and higher interest rates.

Lower net gains from non-operating asset sales (primarily real estate) and higher expenses due to rising interest rates associated with our sale of receivables program resulted in a reduction in other income in 2006, which was partially offset by higher rental income for the use of our right-of-way (including 2006 settlements of rate disputes from prior years) and cash investment returns due to higher interest rates.

Interest Expense – Higher interest expense in 2007 was driven by an increase in the weighted-average debt levels of $7.3 billion, compared to $7.1 billion in 2006. A lower effective interest rate of 6.6% in 2007, compared to 6.7% in 2006, partially offset the effects of the higher debt level.

Lower interest expense in 2006 was due to a decline in the weighted-average debt level from $7.8 billion in 2005 to $7.1 billion in 2006. A higher effective interest rate of 6.7% in 2006, compared to 6.5% in 2005, partially offset the effects of the declining debt level.

Income Taxes – Income taxes were $235 million higher in 2007, due primarily to higher pre-tax income and the effect of new tax legislation in the State of Illinois that changed how we determine the amount of our income subject to Illinois tax. The Illinois legislation increased our deferred tax expense by $27 million in 2007. Our effective tax rates were 38.4% and 36.4% in 2007 and 2006, respectively.

Income tax expense was $509 million higher in 2006 than 2005. Higher pre-tax income resulted in additional taxes of $414 million and $118 million of the increase resulted from a reduction of deferred tax expense in 2005. Final settlements of pre-1995 tax years and Internal Revenue Service Examination Reports for 1995

through 2002, among other things, resulted in the $118 million reduction in 2005. Our effective tax rate was 36.4% and 28.6% in 2006 and 2005, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	2007	2006	2005	% Change 2007 v 2006		% Change 2006 v 2005
Avg. train speed (miles per hour)	21.8	21.4	21.1	2%		1%
Avg. terminal dwell time (hours)	25.1	27.2	28.7	(8)%		(5)%
Gross ton-miles (billions)	1,052.3	1,072.5	1,043.9	(2)%		3%
Revenue ton-miles (billions)	561.8	565.2	548.8	(1)%		3%
Operating ratio	79.3	81.5	86.8	2.2	pt	5.3	pt
Avg. full-time-equivalent employees	50,089	50,739	49,747	(1)%		2%
Customer satisfaction index	79	72	64	7	pt	8	pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Ongoing network management initiatives and capacity expansion contributed to 2% and 1% improvements of average train speed during 2007 and 2006, respectively.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time is favorable. Average terminal dwell improved 8% and 5% in 2007 and 2006, respectively, as a result of ongoing management initiatives and directed efforts to more timely deliver rail cars to our interchange partners and customers. Average terminal dwell time was also impacted by 1% lower volume levels in 2007 and a 3% increase in volume levels during 2006.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Revenue ton-miles declined 1% in relation to the 1% reduction in carloadings in 2007 compared to 2006. Gross ton-miles decreased 2% in 2007 driven by a mix shift in freight shipments. In 2006, gross and revenue-ton miles grew 3% in relation to the 3% increase in carloadings as volume was balanced between the higher and lower density commodities.

Operating Ratio – Operating ratio is defined as our operating expenses as a percentage of revenue. Our operating ratio improved 2.2 points to 79.3% in 2007 as a result of yield increases, network management initiatives, and improved productivity. In 2006, our operating ratio improved 5.3 points to 81.5% as a result of solid demand, yield increases, and improved operational efficiency.

Average Full-Time-Equivalent Employees – Lower employee levels in 2007 versus 2006 resulted from fewer train and engine personnel due to improved network productivity and 1% lower volume levels, partially offset by more employees maintaining our larger locomotive fleet. The larger full-time-equivalent number in 2006, included more people to maintain our larger locomotive and freight car fleet, more employees needed for increased track repair and maintenance programs, more operations management personnel (including an expanded management training program), and more train and engine personnel to meet demand levels.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement in survey results in 2007 and 2006 generally reflects customer recognition of our improving service.

Return on Average Common Shareholders’ Equity

Millions of Dollars, Except Percentages	2007	2006	2005
Net income	$1,855	$1,606	$1,026
Average equity	$15,448	$14,510	$13,181
Return on average common shareholders’ equity	12.0%	11.1%	7.8%

Return on Invested Capital as Adjusted (ROIC)

Millions of Dollars, Except Percentages	2007	2006	2005
Net income	$1,855	$1,606	$1,026
Add: Interest expense	482	477	504
Add: Sale of receivables fees	35	33	23
Add: Interest on present value of operating leases	292	268	218
Less: Taxes on interest and fees	(310)	(283)	(213)
Net operating profit after taxes as adjusted (a)	$2,354	$2,101	$1,558
Average equity	$15,448	$14,510	$13,181
Add: Average debt	7,232	7,098	7,774
Add: Average value of sold receivables	600	600	595
Add: Average present value of operating leases	3,648	3,349	2,729
Average invested capital as adjusted (b)	$26,928	$25,557	$24,279
Return on invested capital as adjusted (a/b)	8.7%	8.2%	6.4%

ROIC is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important in evaluating the efficiency and effectiveness of the Corporation’s long-term capital investments, and we currently use ROIC as a performance criteria in determining certain elements of equity compensation for our executives. ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. A comparable GAAP measure is Return on Average Common Shareholders’ Equity. The tables above provide a reconciliation from return on average common shareholders’ equity to ROIC.

Debt to Capital / Adjusted Debt to Capital

Millions of Dollars, Except Percentages	2007	2006	2005
Debt (a)	$7,682	$6,780	$7,416
Equity	15,585	15,312	13,707
Capital (b)	$23,267	$22,092	$21,123
Debt to capital (a/b)	33.0%	30.7%	35.1%

Millions of Dollars, Except Percentages	2007	2006	2005
Debt	$7,682	$6,780	$7,416
Value of sold receivables	600	600	600
Net present value of operating leases	3,783	3,513	3,185
Adjusted debt (a)	$12,065	$10,893	$11,201
Equity	15,585	15,312	13,707
Adjusted capital (b)	$27,650	$26,205	$24,908
Adjusted debt to capital (a/b)	43.6%	41.6%	45.0%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide a reconciliation from debt to capital to adjusted debt to capital. Our December 31, 2007, debt to capital ratios increased as a result of a $902 million increase in debt from December 31, 2006, and purchases of our common stock under our share repurchase program, partially offset by an increase in retained earnings due to higher earnings in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, our principal sources of liquidity included cash, cash equivalents, the sale of certain receivables, an uncommitted line of credit, and our revolving credit facility, as well as the availability of commercial paper and other sources of financing through the capital markets. We had $1.9 billion of committed credit available under our credit facility, with no borrowings outstanding as of December 31, 2007. We did not make any short-term borrowings under this facility during the year. We also had a $75 million uncommitted line of credit available, which was not used during the year. The value of the outstanding undivided interest held by investors under the sale of receivables program was $600 million as of December 31, 2007. The sale of receivables program is subject to certain requirements, including maintenance of an investment grade bond rating. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Access to commercial paper as well as other capital market financings is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to utilize commercial paper as a source of liquidity. Liquidity through the capital markets is also dependent on our financial stability.

At December 31, 2007, and December 31, 2006, we had working capital deficits of approximately $0.4 billion and $1.1 billion, respectively. A working capital deficit is common in our industry and does not indicate a lack of liquidity. We maintain adequate resources to meet our daily cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Financial Condition

Cash Flows
Millions of Dollars	2007	2006	2005
Cash provided by operating activities	$ 3,277	$ 2,880	$ 2,595
Cash used in investing activities	(2,426)	(2,042)	(2,047)
Cash used in financing activities	(800)	(784)	(752)
Net change in cash and cash equivalents	$ 51	$ 54	$ (204)

Cash Provided by Operating Activities – We generated higher income in 2007, which was the primary driver of the increase of cash provided by operating activities. Pension contributions in 2006 totaling $150 million also contributed to the year-over-year increase. These increases were partially offset by cash payments representing prior period wage increases in accordance with recent union contract ratifications and higher income tax payments.

Higher income in 2006 generated the increased cash provided by operating activities, which was partially offset by higher income tax payments, $150 million in voluntary pension contributions, higher material and supply inventories, and higher management incentive payments.

Cash Used in Investing Activities – Higher capital investments and work in process balances drove the increase in cash used in investing in 2007. The third quarter of 2006 included insurance settlement proceeds for property damages resulting from the 2005 West Coast storm.

An insurance settlement for the January 2005 West Coast storm and lower balances for work in process decreased the amount of cash used in investing activities in 2006. Higher capital investments and lower proceeds from asset sales partially offset this decrease.

Cash Used in Financing Activities – The increase in cash used in financing activities resulted primarily from the use of $1.4 billion to repurchase common shares, payment of higher dividends, and lower net proceeds from equity compensation plans ($71 million in 2007 compared to $160 million in 2006). These increases were mostly offset by debt issuances of $1.6 billion in 2007 compared to no issuances in 2006. The increase in cash used in financing activities in 2006 resulted primarily from lower net proceeds from equity compensation plans ($160 million in 2006 compared to $262 million in 2005).

The table below details cash capital investments for the years ended December 31, 2007, 2006, and 2005.

Millions of Dollars	2007	2006	2005
Track	$1,593	$1,487	$1,472
Capacity and commercial facilities	534	510	509
Locomotives and freight cars	263	135	98
Other	106	110	90
Total	$2,496	$2,242	$2,169

In 2008, we expect our total capital investments to be approximately $3.1 billion (which may be revised if revenue, tax, or business conditions require changing, or new laws or regulations affect our ability to generate sufficient returns on, these investments). Major investment categories include $1.6 billion to maintain and improve track infrastructure; $840 million to increase network and terminal capacity; $490 million to upgrade our locomotive and freight car fleet, including the acquisition of 175 high-horsepower locomotives and new covered hoppers; and $170 million primarily to upgrade information technology systems, including the testing of positive train control, and other capital projects. We expect to fund our 2008 cash capital investments through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand at December 31, 2007. Our annual capital plan is a critical component of our long-term strategic plan, which we designed to enhance the long-term value of the Corporation for our shareholders by providing sufficient resources to (i) maintain and improve our existing track infrastructure to provide safe and fluid operations, (ii) increase network efficiency by adding or improving facilities and track, and (iii) make investments that meet customer demand and take advantage of opportunities for long-term growth.

For each of the years ended December 31, 2007, 2006, and 2005, our ratio of earnings to fixed charges was 5.1, 4.4, and 2.9, respectively. The increases in 2007 and 2006 were driven by higher net income. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent income from continuing operations, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges. See Exhibit 12 for the calculation of the ratio of earnings to fixed charges.

Financing Activities

Credit Facilities – On December 31, 2007, $1.9 billion of credit was available under our revolving credit facility (the facility), which we entered into on April 20, 2007. The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during 2007. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires the maintenance of a debt to net worth coverage ratio. At December 31, 2007, we were in compliance with this covenant. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility, which expires in April 2012, replaced two $1 billion, 5-year facilities with terms ending in March 2009 and March 2010. The facility includes terms that are comparable with those of the prior facilities, although the minimum net worth requirement of $7.5 billion in prior facilities was removed, and the facility includes a change-of-control provision.

In addition to our revolving credit facility, a $75 million uncommitted line of credit was available. The line of credit expires in April 2008, and was not used in 2007. We must have equivalent credit available under our five-year facility to draw on this $75 million line.

At December 31, 2007, we reclassified as long-term debt approximately $550 million of debt due within one year that we intend to refinance. This reclassification reflected our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis. At December 31, 2006, we did not reclassify any short-term debt as long-term debt as we did not intend to refinance at that time.

Dividends – On November 15, 2007, we increased the quarterly dividend to $0.44 per share, payable beginning on January 2, 2008, to shareholders of record on November 29, 2007. We expect to fund the increase in the quarterly dividend through cash generated from operations, the sale or lease of various operating and non-operating properties, and cash on hand at December 31, 2007.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $11.5 billion and $7.8 billion at December 31, 2007 and December 31, 2006, respectively. This facility replaced two credit facilities that had minimum net worth covenants that were more restrictive with respect to the amount of retained earnings available for dividends at December 31, 2006.

Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 20 million shares of Union Pacific Corporation common stock through the end of 2009. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. We expect to fund our common stock repurchases through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand at December 31, 2007.

During 2007, we repurchased approximately 13 million shares under this program at an aggregate purchase price of approximately $1.5 billion. These shares were recorded in treasury stock at cost, which includes any applicable commissions and fees.

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

We have issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
Issued during 2007:
April 18, 2007	$250 million of 5.65% Notes due May 1, 2017
April 18, 2007	$250 million of 6.15% Debentures due May 1, 2037
August 24, 2007	$500 million of 5.45% Notes due January 31, 2013
October 30, 2007	$500 million of 5.75% Notes due November 15, 2017
Issued subsequent to 2007:
February 5, 2008	$750 million of 5.70% Notes due August 15, 2018

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

Operating Lease Activities

During 2007, the Railroad, as lessee, entered into long-term operating lease arrangements covering 259 locomotives and 150 rail cars, with a total equipment cost of approximately $538 million. In total, these new lease arrangements will provide for minimum rental payments of approximately $831 million, with a present value of approximately $434 million.

The lessors financed the purchase of the locomotives and freight cars, in part, by issuing equipment notes that are non-recourse to the Railroad and are secured by assignments of the underlying leases and security interests in the equipment. The Corporation and the Railroad do not guaranty payment of the equipment notes. The Railroad’s obligations to make operating lease payments under the leases are recourse obligations and are not recorded in the Consolidated Statements of Financial Position.

The Railroad has certain renewal and purchase options with respect to the locomotives and freight cars. If the Railroad does not exercise these options, the equipment will be returned to the lessors at the end of the lease term.

Contractual Obligations and Commitments

As described in the notes to the Consolidated Financial Statements and as referenced in the tables below, we have contractual obligations and commercial commitments that may affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our contractual obligations and commercial commitments, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity. In addition, our commercial obligations, financings, and commitments are customary transactions that are similar to those of other comparable corporations, particularly within the transportation industry.

The following tables identify material obligations and commitments as of December 31, 2007:

		Payments Due by December 31,
Contractual Obligations Millions of Dollars	Total	2008	2009	2010	2011	2012	After 2012	Other
Debt [a]	$10,747	$974	$789	$701	$750	$944	$6,589	$-
Operating leases	6,021	639	600	554	522	417	3,289	-
Capital lease obligations [b]	1,845	181	179	160	165	106	1,054	-
Purchase obligations [c]	3,927	991	649	279	244	223	1,541	-
Other post retirement benefits [d]	396	39	40	41	41	41	194	-
Income tax contingencies [e]	161	140	-	-	-	-	-	21
Total contractual obligations	$23,097	$2,964	$2,257	$1,735	$1,722	$1,731	$12,667	$21

[a]	Excludes capital lease obligations of $1,219 million, unamortized discount of $(104) million, and market value adjustments of $2 million for debt with qualifying hedges that are recorded as liabilities on the Consolidated Statements of Financial Position. Includes an interest component of $4,182 million.
[b]	Represents total obligations, including interest component of $626 million.
[c]	Purchase obligations include locomotive maintenance contracts; purchase commitments for locomotives, ties, ballast, and track; and agreements to purchase other goods and services.
[d]	Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.
[e]	Future cash flows for income tax contingencies reflect the recorded liability, including interest and penalties, in accordance with FIN 48 as of December 31, 2007. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

		Amount of Commitment Expiration per Period
Other Commercial Commitments Millions of Dollars	Total	2008	2009	2010	2011	2012	After 2012
Credit facilities [a]	$1,975	$75	$-	$-	$-	$1,900	$-
Sale of receivables [b]	600	600	-	-	-	-	-
Guarantees [c]	465	15	19	46	76	22	287
Standby letters of credit [d]	27	10	17	-	-	-	-
Total commercial commitments	$3,067	$700	$36	$46	$76	$1,922	$287

[a]	The $75 million line of credit requires equivalent credit available under the revolving credit facility. None of the credit facilities were used as of December 31, 2007.
[b]	$600 million of the sale of receivables program was utilized at December 31, 2007.
[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.
[d]	None of the letters of credit were drawn upon as of December 31, 2007.

Off-Balance Sheet Arrangements

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at both December 31, 2007 and 2006. The value of the outstanding undivided interest held by investors under the facility was $600 million at both December 31, 2007 and 2006, respectively. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,071 million and $1,158 million of accounts receivable held by UPRI at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the value of the interest retained by UPRI was $471 million and $558 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate us for these responsibilities. The Railroad collected approximately $16.1 billion and $15.5 billion during the years ended December 31, 2007 and 2006, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $35 million, $33 million, and $23 million for 2007, 2006, and 2005, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI. In August 2007, the sale of receivables program was renewed for an additional 364-day period without any significant changes in terms.

Guarantees – At December 31, 2007, we were contingently liable for $465 million in guarantees. We have recorded a liability of $5 million and $6 million for the fair value of these obligations as of December 31, 2007 and 2006, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

OTHER MATTERS

Inflation – The cumulative effect of long periods of inflation significantly increases asset replacement costs for capital-intensive companies. As a result, assuming that we replace all operating assets at current price levels, depreciation charges (on an inflation-adjusted basis) would be substantially greater than historically reported amounts.

Derivative Financial Instruments – We may use derivative financial instruments in limited instances for other than trading purposes to assist in managing our overall exposure to fluctuations in interest rates and fuel prices. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items at inception, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. Changes in the fair market value of derivative financial instruments that do not qualify for hedge accounting are charged to earnings. We may use swaps, collars, futures, and/or forward contracts to mitigate the risk of adverse movements in interest rates and fuel prices; however, the use of these derivative financial instruments may limit future benefits from favorable price movements.

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2007 and 2006, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

At December 31, 2007, we had variable-rate debt representing approximately 3% of our total debt. If variable interest rates average one percentage point higher in 2008 than our December 31, 2007 variable rate, which was approximately 7%, our interest expense would increase by approximately $3 million. This amount was determined by considering the impact of the hypothetical interest rate on the balances of our variable-rate debt at December 31, 2007.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2007, and amounts to an increase of approximately $524 million to the fair value of our debt at December 31, 2007. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At December 31, 2007 and 2006, we had reductions of $4 million and $5 million, respectively, recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of December 31, 2007 and 2006, we had no interest rate cash flow hedges outstanding.

Fuel Swaps – Two fuel basis swaps cover a total of 151 million gallons of diesel fuel for the period August 2006 through July 2008. These commodity basis swaps require us to make payments to, or receive payments from, the counterparty based on the difference between certain price indices. Changes in the fair value of these swaps are reflected in fuel expense. We reported a derivative asset of approximately $1 million and $2 million at December 31, 2007 and 2006, respectively, which represents the fair value of the swaps. The swaps increased fuel expense for 2007 by $1 million and reduced fuel expense for 2006 by $3 million. The recognition of the swaps in fuel expense included monthly net settlements with the counterparty and the change in fair value.

Accounting Pronouncements – In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of FAS 157 are effective for us beginning in 2008. We expect this new standard will result in increased disclosures but will not have a significant impact on our financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). The fair value option established by FAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for us beginning in 2008. We do not currently intend to elect the fair value option for any eligible items and do not expect this standard to have a significant impact on our financial position or results of operations.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (FAS 141R). FAS 141R will change the accounting for business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will also change the accounting treatment and disclosures with respect to certain specific items in a business combination. FAS 141R applies to us prospectively for business combinations occurring on or after January 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect FAS 141R will have an impact on accounting for business combinations, but the effect will be dependent upon any potential future acquisitions.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (FAS 160). FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for us beginning in 2009. We are still assessing the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-1, Collaborative Arrangements (EITF 07-1), which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement. The requirements of this EITF will be applied to collaborative arrangements in existence on or after January 1, 2009. We are still assessing the potential impact, if any, of the adoption of EITF 07-1 on our consolidated financial position, results of operations and cash flows.

Asserted and Unasserted Claims – Various claims and lawsuits are pending against us and certain of our subsidiaries. We cannot fully determine the effect of all asserted and unasserted claims on our consolidated results of operations, financial condition, or liquidity; however, to the extent possible, where asserted and unasserted claims are considered probable and where such claims can be reasonably estimated, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity after taking into account liabilities previously recorded for these matters.

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

Climate Change – Although climate change could have an adverse impact on our operations and financial performance in the future (see Risk Factors under Item 1A), we are currently unable to predict the manner or severity of such impact. However, we continue to take steps and explore opportunities to reduce the impact of our operations on the environment, including investments in new technologies, using training programs to reduce fuel consumption, and changing our operations to increase fuel efficiency.

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

Asbestos – We are a defendant in a number of lawsuits in which current and former employees and other parties allege exposure to asbestos. During 2004, we engaged a third party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing our potential liability. During 2007, we updated our potential liability to include actual claim experience since 2004. As a result of this reassessment, we decreased our liability by $20 million in 2007 for both asserted and unasserted asbestos-related claims through 2034. This liability excludes future defense and processing costs. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The number of future claims received would be consistent with historical averages.

•	The number of claims filed against us will decline each year.

•	The average settlement values for asserted and unasserted claims will be equivalent to historical averages.

•	The percentage of claims dismissed in the future will be equivalent to historical averages.

Our asbestos-related liability activity was as follows:

Millions of Dollars	2007	2006	2005
Beginning balance	$ 302	$ 311	$ 324
Accruals/(credits)	(20)	-	-
Payments	(17)	(9)	(13)
Ending balance at December 31	$ 265	$302	$311
Current portion, ending balance at December 31	$ 11	$13	$16

Approximately 13% of the recorded liability related to asserted claims and approximately 87% related to unasserted claims. These claims are expected to be paid out over the next 27 years. In conjunction with the liability update performed in 2007, we also reassessed estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2007 and 2006. We will continue to review actual experience and adjust our estimate as warranted.

Our asbestos-related claims activity was as follows:

	2007	2006	2005
Open claims, beginning balance	2,277	2,435	2,316
New claims	269	316	741
Settled or dismissed claims	(460)	(474)	(622)
Open claims, ending balance at December 31	2,086	2,277	2,435

We believe that our estimates of liability for asbestos-related claims and insurance recoveries are reasonable and probable. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims to be filed each year, average settlement costs, and insurance coverage issues could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if: strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; and there are material changes with respect to payments made to claimants by other defendants.

Environmental – We are subject to federal, state, and local environmental laws and regulations. We identified 339 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 41 sites that are the subject of actions taken by the U.S. government, 22 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site. Our environmental liability activity was as follows:

Millions of Dollars	2007	2006	2005
Beginning balance	$ 210	$ 213	$ 201
Accruals	41	39	45
Payments	(42)	(42)	(33)
Ending balance at December 31	$ 209	$ 210	$ 213
Current portion, ending balance at December 31	$ 63	$ 54	$ 46

Our environmental site activity was as follows:

	2007	2006	2005
Open sites, beginning balance	367	370	384
New sites	72	50	56
Closed sites	(100)	(53)	(70)
Open sites, ending balance at December 31	339	367	370

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and we can reasonably estimate such costs. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable.

The liability includes future costs for remediation and restoration of sites, as well as ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. The ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Estimates of liability may vary over time due to changes in federal, state, and local laws governing environmental remediation. Current obligations are not expected to have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 89% of the recorded liability related to asserted claims, and approximately 11% related to unasserted claims. Estimates can vary over time due to evolving trends in litigation. Our personal injury liability activity was as follows:

Millions of Dollars	2007	2006	2005
Beginning balance	$631	$619	$639
Accruals	165	240	247
Payments	(203)	(228)	(267)
Ending balance at December 31	$593	$631	$619
Current portion, ending balance at December 31	$204	$233	$274

Our personal injury claims activity was as follows:

	2007	2006	2005
Open claims, beginning balance	4,126	4,197	4,028
New claims	4,133	4,190	4,584
Settled or dismissed claims	(4,175)	(4,261)	(4,415)
Open claims, ending balance at December 31	4,084	4,126	4,197

Depreciation – The railroad industry is capital intensive. Properties are carried at cost. Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. The lives are calculated using a separate composite annual percentage rate for each depreciable property group, based on the results of internal depreciation studies. We are required to submit a report on depreciation studies and proposed depreciation rates to the STB for review and approval every three years for equipment property and every six years for road property. The cost (net of salvage) of depreciable railroad property retired or replaced in the ordinary course of business is charged to accumulated depreciation, and no gain or loss is recognized. A gain or loss is recognized in other income for all other property upon disposition because the gain or loss is not part of rail operations. The cost of internally developed software is capitalized and amortized based on estimated service lives of the software.

Significant capital spending in recent years increased the total value of our depreciable assets. Cash capital spending totaled $2.5 billion for the year ended December 31, 2007. For the year ended December 31, 2007, depreciation expense was $1.3 billion. We use various methods to estimate useful lives for each group of depreciable property. Due to the capital intensive nature of the business and the large base of depreciable assets, variances to those estimates could have a material effect on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $47 million. If the estimated useful lives of all assets to be depreciated were decreased by one year, annual depreciation expense would increase by approximately $50 million.

Income Taxes – As required under FASB Statement No. 109, Accounting for Income Taxes, we account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax law are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. For example, a 1% increase in the federal income tax rate would increase our deferred tax liability by approximately $250 million.

When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based on management’s judgments regarding the best available evidence about future events. Based on that analysis, there was no valuation allowance at December 31, 2007 or 2006.

When we have claimed tax benefits that may be challenged by a tax authority, these uncertain tax benefits are accounted for under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). We adopted FIN 48 beginning January 1, 2007. Prior to 2007, income tax contingencies were accounted for under FASB Statement No. 5, Accounting for Contingencies.

Under FIN 48, we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. For additional information on the adoption of FIN 48, see note 4 to the Consolidated Financial Statements.

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

The following tables present the key assumptions used to measure pension and OPEB expense for 2007 and the estimated impact on 2007 pension and OPEB expense relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate	6.00%	6.00%
Salary increase	3.00%	N/A
Expected return on plan assets	8.00%	N/A
Healthcare cost trend rate:
Pre-65 current	N/A	9.00%
Pre-65 level in 2011	N/A	5.00%
Post-65 current	N/A	11.00%
Post-65 level in 2013	N/A	5.00%

Sensitivities	Increase in Expense
Millions of Dollars	Pension	OPEB
0.25% decrease in discount rate	$ 6	$ 2
0.25% increase in salary scale	$ 2	N/A
0.25% decrease in expected return on plan assets	$ 4	N/A
1% increase in healthcare cost trend rate	N/A	$ 5

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding dividends in Item 5 and statements and information set forth under the caption “2008 Outlook” in this Item 7, and any other statements or information in this report (including information incorporated herein by reference) regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, transportation plan modifications, and management of customer traffic on the system to meet demand (including statements set forth in Item 2 regarding expectations related to our capital expenditures); expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

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

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Union Pacific Corporation, its Directors, and Shareholders:

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Table of Contents at Part IV, Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Corporation and Subsidiary Companies as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in 2006 the Corporation adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2008 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Omaha, Nebraska
February 15, 2008

Consolidated Statements of Income

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2007	2006	2005
Operating revenue	$ 16,283	$ 15,578	$ 13,578
Operating expenses:
Salaries, wages, and employee benefits	4,591	4,599	4,375
Fuel and utilities	3,164	3,012	2,562
Equipment and other rents	1,423	1,455	1,402
Depreciation	1,321	1,237	1,175
Materials and supplies	714	691	546
Casualty costs	321	410	411
Purchased services and other costs	1,374	1,290	1,312
Total operating expenses	12,908	12,694	11,783
Operating income	3,375	2,884	1,795
Other income	116	118	145
Interest expense	(482)	(477)	(504)
Income before income taxes	3,009	2,525	1,436
Income taxes	(1,154)	(919)	(410)
Net income	$ 1,855	$ 1,606	$ 1,026
Share and Per Share (note 9):
Earnings per share – basic	$ 6.97	$ 5.96	$ 3.89
Earnings per share – diluted	$ 6.91	$ 5.91	$ 3.85
Weighted average number of shares – basic	265.9	269.4	263.4
Weighted average number of shares – diluted	268.4	272.0	266.5
Dividends declared per share	$ 1.49	$ 1.20	$ 1.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, as of December 31,	2007	2006
Assets
Current assets:
Cash and cash equivalents	$ 878	$ 827
Accounts receivable, net	632	679
Materials and supplies	453	395
Current deferred income taxes	336	319
Other current assets	295	191
Total current assets	2,594	2,411
Investments:
Investments in and advances to affiliated companies	912	865
Other investments	11	12
Total investments	923	877
Properties:
Road	37,661	35,634
Equipment	7,818	7,637
Other	175	177
Total cost	45,654	43,448
Accumulated depreciation	(11,496)	(10,575)
Net properties	34,158	32,873
Other assets	358	354
Total assets	$ 38,033	$ 36,515
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable	$ 732	$ 684
Accrued wages and vacation	394	412
Accrued casualty costs	371	409
Income and other taxes	343	279
Dividends and interest	284	238
Debt due within one year	139	780
Equipment rents payable	103	108
Other current liabilities	675	629
Total current liabilities	3,041	3,539
Debt due after one year	7,543	6,000
Deferred income taxes	10,050	9,696
Accrued casualty costs	799	868
Retiree benefits obligation	462	504
Other long-term liabilities	553	596
Commitments and contingencies (note 10)
Total liabilities	22,448	21,203
Common shareholders’ equity:
Common shares, $2.50 par value, 500,000,000 authorized; 276,162,141 and 275,962,411 issued; 260,869,647 and 270,172,290 outstanding, respectively	690	690
Paid-in-surplus	3,926	3,943
Retained earnings	12,667	11,215
Treasury stock	(1,624)	(394)
Accumulated other comprehensive loss	(74)	(142)
Total common shareholders’ equity	15,585	15,312
Total liabilities and common shareholders’ equity	$ 38,033	$ 36,515

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,	2007	2006	2005
Operating Activities
Net income	$ 1,855	$ 1,606	$ 1,026
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,321	1,237	1,175
Deferred income taxes and unrecognized tax benefits	332	235	320
Stock-based compensation expense	44	35	21
Net gain from asset sales	(52)	(72)	(135)
Other operating activities, net	(251)	(175)	37
Changes in current assets and liabilities, net	28	14	151
Cash provided by operating activities	3,277	2,880	2,595
Investing Activities
Capital investments	(2,496)	(2,242)	(2,169)
Proceeds from asset sales	122	133	185
Acquisition of equipment pending financing	(621)	(536)	(872)
Proceeds from completed equipment financings	621	536	872
Other investing activities	(52)	67	(63)
Cash used in investing activities	(2,426)	(2,042)	(2,047)
Financing Activities
Common share repurchases (note 12)	(1,375)	-	-
Dividends paid	(364)	(322)	(314)
Debt repaid	(792)	(657)	(699)
Debt issued	1,581	-	-
Net proceeds from equity compensation plans	71	160	262
Excess tax benefits from equity compensation plans	76	29	-
Other financing activities	3	6	(1)
Cash used in financing activities	(800)	(784)	(752)
Net change in cash and cash equivalents	51	54	(204)
Cash and cash equivalents at beginning of year	827	773	977
Cash and cash equivalents at end of year	$ 878	$ 827	$ 773
Changes in Current Assets and Liabilities, Net of Acquisitions
Accounts receivable, net	$47	$68	$ (201)
Materials and supplies	(58)	(64)	(22)
Other current assets	(104)	(21)	12
Accounts, wages, and vacation payable	30	(102)	224
Other current liabilities	113	133	138
Total	$ 28	$ 14	$ 151
Supplemental Cash Flow Information
Non-cash activity:
Capital investments accrued but not yet paid	$ 126	$ 106	$ 103
Capital lease financings	82	16	-
Common shares repurchased but not yet paid	82	-	-
Cash dividends declared but not yet paid	112	80	78
Cash paid during the year for:
Interest, net of amounts capitalized	$ (467)	$ (492)	$ (510)
Income taxes, net of refunds	(839)	(549)	(29)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Common Shareholders’ Equity

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars Thousands of Shares	Common Shares	Treasury Shares	Common Shares	Paid- in- Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss) (note 13)	Total
Balance at January 1, 2005	275,695	(15,175)	$689	$3,917	$9,222	$(936)	$(237)	$12,655
Comprehensive income:
Net income			-	-	1,026	-	-	1,026
Other comp. income			-	-	-	-	7	7
Total comp. income (note 13)			-	-	1,026	-	7	1,033
Conversion, stock option exercises, forfeitures, and other	104	6,011	-	(2)	-	337	-	335
Dividends declared ($1.20 per share)	-	-	-	-	(316)	-	-	(316)
Balance at December 31, 2005	275,799	(9,164)	$689	$3,915	$9,932	$(599)	$(230)	$13,707
Comprehensive income:
Net income			-	-	1,606	-	-	1,606
Other comp. income			-	-	-	-	167	167
Total comp. income (note 13)			-	-	1,606	-	167	1,773
FAS 158 adoption (note 7)	-	-	-	-	-	-	(79)	(79)
Conversion, stock option exercises, forfeitures, and other	163	3,374	1	28	-	205	-	234
Dividends declared ($1.20 per share)	-	-	-	-	(323)	-	-	(323)
Balance at December 31, 2006	275,962	(5,790)	$690	$3,943	$11,215	$(394)	$(142)	$15,312
Cumulative effect of adoption of FIN 48 (note 4)	-	-	-	-	(7)	-	-	(7)
Balance at January 1, 2007	275,962	(5,790)	$690	$3,943	$11,208	$(394)	$(142)	$15,305
Comprehensive income:
Net income			-	-	1,855	-	-	1,855
Other comp. income			-	-	-	-	68	68
Total comp. income (note 13)			-	-	1,855	-	68	1,923
Conversion, stock option exercises, forfeitures, and other	200	3,122	-	(17)	-	227	-	210
Share repurchases (note 12)	-	(12,624)	-	-	-	(1,457)	-	(1,457)
Dividends declared ($1.49 per share)	-	-	-	-	(396)	-	-	(396)
Balance at December 31, 2007	276,162	(15,292)	$690	$3,926	$12,667	$(1,624)	$(74)	$15,585

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

Property and Depreciation – Properties are carried at cost. Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. The cost (net of salvage) of depreciable rail property retired or replaced in the ordinary course of business is charged to accumulated depreciation, and no gain or loss is recognized. A gain or loss is recognized in other income for all other property upon disposition because the gain or loss is not part of rail operations. The cost of purchased and internally developed software is capitalized and amortized based on estimated service lives of the software.

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

Revenue Recognition – We recognize commodity revenue on a percentage-of-completion basis as freight moves from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Other revenue is recognized as service is performed or contractual obligations are met. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to operating revenue based on actual or projected future customer shipments.

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

We adopted FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)), on January 1, 2006. FAS 123(R) requires us to measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period). The fair value of retention awards is the closing stock price on the date of grant, while the fair value of stock options is determined by using the Black-Scholes option pricing model. We elected to use the modified prospective transition method as permitted by FAS 123(R) and did not restate financial results for prior periods. We did not make an adjustment for the cumulative effect of estimated forfeitures, as the impact was not material.

As a result of the adoption of FAS 123(R), we recognized expense for stock options in 2007 and 2006, in addition to retention awards, which were expensed prior to 2006. Information regarding stock-based compensation appears in the table below:

Millions of Dollars	2007	2006
Stock-based compensation, before tax:
Stock options	$ 21	$ 14
Retention awards	23	21
Total stock-based compensation, before tax	$ 44	$ 35
Total stock-based compensation, after tax	$ 27	$ 22

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

The following table details the effect on net income and earnings per share had compensation expense for all of our stock-based awards, including stock options, been recorded in the year ended December 31, 2005 based on the fair value method under FASB Statement No. 123, Accounting for Stock-Based Compensation.

Pro Forma Stock-Based Compensation Expense Millions of Dollars, Except Per Share Amounts	2005
Net income, as reported	$ 1,026
Stock-based employee compensation expense, reported in net income, net of tax	13
Total stock-based employee compensation expense determined under fair value–based method for all awards, net of tax [a]	(50)
Pro forma net income	$ 989
Earnings per share – basic, as reported	$ 3.89
Earnings per share – basic, pro forma	$ 3.75
Earnings per share – diluted, as reported	$ 3.85
Earnings per share – diluted, pro forma	$ 3.71

[a]	Stock options for executives granted in 2003 and 2002 included a reload feature. This reload feature allowed executives to exercise their options using shares of Union Pacific Corporation common stock that they already owned and obtain a new grant of options in the amount of the shares used for exercise plus any shares withheld for tax purposes. The reload feature of these option grants could only be exercised if the price of our common stock increased at least 20% from the price at the time of the reload grant. During the year ended December 31, 2005, reload option grants represented $19 million of the pro forma expense noted above. There were no reload option grants during 2007 and 2006 as stock options exercised after January 1, 2006 are not eligible for the reload feature.

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

Income Taxes – As required under FASB Statement No. 109, Accounting for Income Taxes, we account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations.

When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based on management’s judgments regarding the best available evidence about future events.

When we have claimed tax benefits that may be challenged by a tax authority, these uncertain tax positions are accounted for under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). We adopted FIN 48 beginning January 1, 2007. Prior to 2007, income tax contingencies were accounted for under FASB Statement No. 5, Accounting for Contingencies.

Under FIN 48, we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement criteria. For additional information on the adoption of FIN 48, see note 4 to the Consolidated Financial Statements.

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

2.    Operations and Segmentation

We are a Class I railroad that operates in the United States. We have 32,205 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern United States gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides revenue by commodity group:

Millions of Dollars	2007	2006	2005
Agricultural	$ 2,597	$ 2,395	$ 1,971
Automotive	1,469	1,438	1,273
Chemicals	2,293	2,098	1,848
Energy	3,136	2,953	2,578
Industrial Products	3,110	3,168	2,814
Intermodal	2,911	2,810	2,473
Total commodity revenue	$ 15,516	$ 14,862	$ 12,957
Other revenue	767	716	621
Total operating revenue	$ 16,283	$ 15,578	$ 13,578

3.    Financial Instruments

Strategy and Risk – We may use derivative financial instruments in limited instances for other than trading purposes to assist in managing our overall exposure to fluctuations in interest rates and fuel prices. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items at inception, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. Changes in the fair market value of derivative financial instruments that do not qualify for hedge accounting are charged to earnings. We may use swaps, collars, futures, and/or forward contracts to mitigate the risk of adverse movements in interest rates and fuel prices; however, the use of these derivative financial instruments may limit future benefits from favorable price movements.

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2007 and 2006, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions of Dollars, Except Percentages	2007	2006
Amount of debt hedged	$ 250	$ 500
Percentage of total debt portfolio	3%	7%
Gross fair value asset/(liability) position	$ 2	$ (14)

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At December 31, 2007 and 2006, we had reductions of $4 million and $5 million, respectively, recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of December 31, 2007 and 2006, we had no interest rate cash flow hedges outstanding.

Fuel Swaps – Two fuel basis swaps cover a total of 151 million gallons of diesel fuel for the period August 2006 through July 2008. These commodity basis swaps require us to make payments to, or receive payments from, the counterparty based on the difference between certain price indices. Changes in the fair value of these swaps are reflected in fuel expense. We reported a derivative asset of approximately $1 million and $2 million at December 31, 2007 and 2006, respectively, which represents the fair value of the swaps. The swaps increased fuel expense for 2007 by $1 million and reduced fuel expense for 2006 by $3 million. The recognition of the swaps in fuel expense included monthly net settlements with the counterparty and the change in fair value.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the years ended December 31:

Millions of Dollars	2007	2006	2005
(Increase)/decrease in interest expense from interest rate hedging	$ (8)	$ (8)	$ 5
(Increase)/decrease in fuel expense from fuel derivatives	(1)	3	-
Increase/(decrease) in pre-tax income	$ (9)	$ (5)	$ 5

Fair Value of Debt Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At December 31, 2007 and 2006, the fair value of total debt exceeded the carrying value by approximately $96 million and $273 million, respectively. At December 31, 2007 and 2006, approximately $164 million and $165 million, respectively, of fixed-rate debt securities contained call provisions that allowed us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at both December 31, 2007 and 2006. The value of the outstanding undivided interest held by investors under the facility was $600 million at both December 31, 2007 and 2006, respectively. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,071 million and $1,158 million of accounts receivable held by UPRI at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the value of the interest retained by UPRI was $471 million and $558 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate us for these responsibilities. The Railroad collected approximately $16.1 billion and $15.5 billion during the years ended December 31, 2007 and 2006, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $35 million, $33 million, and $23 million for 2007, 2006, and 2005, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI. In August 2007, the sale of receivables program was renewed for an additional 364-day period without any significant changes in terms.

4.    Income Taxes

Components of income tax expense/(benefit) were as follows for the years ended December 31:

Millions of Dollars	2007	2006	2005
Current	$ 822	$ 684	$ 90
Deferred	354	235	320
Unrecognized tax benefits	(22)	N/A	N/A
Total income tax expense	$ 1,154	$ 919	$ 410

For the years ended December 31, reconciliation between statutory and effective tax rates is as follows:
Tax Rate Percentages	2007	2006	2005
Federal statutory tax rate	35.0%	35.0%	35.0%
State statutory rates, net of federal benefits	2.9	2.9	2.9
Deferred tax adjustments	1.0	(0.5)	(8.2)
Tax credits	(0.6)	(1.0)	(1.2)
Other	0.1	-	0.1
Effective tax rate	38.4%	36.4%	28.6%

As reported in our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, the final settlements of income tax examinations for pre-1995 tax years, along with the Internal Revenue Service (IRS) Examination Reports for tax years 1995 through 2002, among other things, were considered in a re-evaluation of our estimated deferred tax assets and liabilities. This resulted in a reduction of deferred tax liabilities and income tax expense of $118 million in the third quarter of 2005.

Deferred income tax liabilities/(assets) were comprised of the following at December 31:

Millions of Dollars	2007	2006
Net current deferred income tax asset	$ (336)	$ (319)
Property	$ 9,467	$ 9,356
State taxes, net of federal benefits	691	617
Other	(108)	(277)
Net long-term deferred income tax liability	$ 10,050	$ 9,696
Net deferred income tax liability	$ 9,714	$ 9,377

In June 2006, the FASB issued FIN 48. We adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

At adoption, our total liabilities for unrecognized tax benefits were $227 million pre-tax, or $173 million after including tax benefits for the deductibility of interest and state taxes. Of this amount, $7 million was recorded as a decrease to beginning retained earnings for the cumulative effect of adopting FIN 48. The remaining $166 million had been previously accrued under either FASB Statement No. 5, Accounting for Contingencies, or FASB Statement No. 109, Accounting for Income Taxes. The entire $173 million was classified as non-current in the Consolidated Statement of Financial Position.

A reconciliation of changes in pre-tax unrecognized tax benefits liabilities/(assets) from the beginning to the end of the reporting period is as follows:

Millions of Dollars	2007
Unrecognized Tax Benefits at adoption on January 1, 2007	$ 227
Increases for positions taken in current year	15
Increases for positions taken in prior years	7
Decreases for positions taken in prior years	(45)
Decreases for positions expected to be taken in future years	(41)
Settlements with taxing authorities	(1)
Increases (decreases) for interest and penalties	3
Other increases (decreases)	(4)
Unrecognized tax benefits at December 31, 2007	$ 161

Included in the $161 million balance at December 31, 2007 and the $227 million balance at adoption were $142 million and $182 million, respectively, of unrecognized tax benefits that, if recognized, would reduce our effective tax rate. The remaining unrecognized tax benefits related to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Recognition of these tax benefits would reduce our effective tax rate only through a reduction of accrued interest and penalties.

We recognize interest and penalties as part of income tax expense. Total accrued pre-tax liabilities for interest and penalties were $78 million ($47 million after-tax) at December 31, 2007 and $75 million ($45 million after-tax) at adoption.

For all federal income tax years prior to 1995, the IRS examinations have been completed and the statute of limitations bars any additional assessments by the IRS. We have filed interest refund claims for years 1986 through 1994, which may be disputed by the IRS. The IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2004, and we are in different stages of the IRS appeals process for these years. The IRS is examining our tax returns for tax years 2005 and 2006. In the third quarter of 2007, we believe that we reached an agreement in principle with the IRS to resolve all of the issues, except interest, related to tax years 1995 through 1998, including the previously reported dispute over certain donations of property. We anticipate signing a closing agreement in 2008. Once formalized, we anticipate that this agreement will result in an immaterial reduction of income tax expense.

Upon resolution of the federal income tax examinations described above, we will report any changes to our taxable income to state and local taxing authorities in compliance with state and local requirements. Additionally, several state taxing authorities are currently examining our state income tax returns for tax years 2001 through 2005.

In the third quarter of 2007, the State of Illinois enacted new tax legislation that changed how we determine the amount of our income subject to Illinois tax. This legislation caused an increase to our deferred tax expense by $27 million in the third quarter. In addition, because the legislation reduced uncertainty about determining future income subject to Illinois tax, $41 million pre-tax ($26 million after-tax) of deferred taxes are no longer considered part of unrecognized tax benefits. In January of 2008, Illinois enacted technical corrections legislation that made additional changes in how we determine the amount of our income subject to Illinois tax. This technical corrections legislation will result in a reduction of deferred tax expense of approximately $14 million in the first quarter of 2008.

We expect that the amount of unrecognized tax benefits will change significantly during the next 12 months. Of the $161 million balance at December 31, 2007, $140 million is classified as current in the Consolidated Statement of Financial Position, primarily due to the anticipated settlement for tax years 1995 through 1998 described above. It is also reasonably possible that we may resolve the interest claims for 1986 through 1994 described above, which would likely result in an immaterial change to unrecognized tax benefits.

5.    Debt

Total debt as of December 31, 2007 and 2006, net of interest rate swaps designated as hedges, is summarized below:

Millions of Dollars	2007	2006
Notes and debentures, 3.0% to 7.4% due through 2054 [a]	$ 5,968	$ 4,803
Capitalized leases, 4.7% to 9.3% due through 2026	1,219	1,236
Medium-term notes, 9.2% to 10.0% due through 2020	61	362
Equipment obligations, 6.2% to 8.1% due through 2031	291	232
Mortgage bonds, 4.8% due through 2030	59	59
Tax-exempt financings, 5.0% to 5.7% due through 2026	188	191
Unamortized discount	(104)	(103)
Total debt [a]	$ 7,682	$ 6,780
Less current portion [b]	(139)	(780)
Total long-term debt	$ 7,543	$ 6,000

[a]	2007 included a write-up of $2 million while 2006 included a collective write-down of $14 million due to market value adjustments for debt with qualifying hedges that are recorded on the Consolidated Statements of Financial Position.
[b]	2006 included a write-down of $4 million due to short-term market value adjustments for debt with qualifying hedges that are recorded on the Consolidated Statements of Financial Position.

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2007, excluding market value adjustments.

Millions of Dollars
2008	$ 689
2009	542
2010	462
2011	550
2012	720
Thereafter	4,717
Total debt	$ 7,680

At December 31, 2007, we reclassified as long-term debt approximately $550 million of debt due within one year that we intend to refinance. This reclassification reflected our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis. At December 31, 2006, we did not reclassify any short-term debt as long-term debt as we did not intend to refinance at that time.

Mortgaged Properties – Equipment with a carrying value of approximately $2.8 billion at both December 31, 2007 and 2006 serves as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

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

Credit Facilities – On December 31, 2007, $1.9 billion of credit was available under our revolving credit facility (the facility), which we entered into on April 20, 2007. The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during 2007. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires the maintenance of a debt to net worth coverage ratio. At December 31, 2007, we were in compliance with this covenant. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility, which expires in April 2012, replaced two $1 billion, 5-year facilities with terms ending in March 2009 and March 2010. The facility includes terms that are comparable with those of the prior facilities, although the minimum net worth requirement of $7.5 billion in prior facilities was removed, and the facility includes a change-of-control provision.

In addition to our revolving credit facility, a $75 million uncommitted line of credit was available. The line of credit expires in April 2008, and was not used in 2007. We must have equivalent credit available under our five-year facility to draw on this $75 million line.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, would restrict the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $11.5 billion and $7.8 billion at December 31, 2007 and December 31, 2006, respectively. This facility replaced two credit facilities that had minimum net worth covenants that were more restrictive with respect to the amount of retained earnings available for dividends at December 31, 2006.

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

We have issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
Issued during 2007:
April 18, 2007	$250 million of 5.65% Notes due May 1, 2017
April 18, 2007	$250 million of 6.15% Debentures due May 1, 2037
August 24, 2007	$500 million of 5.45% Notes due January 31, 2013
October 30, 2007	$500 million of 5.75% Notes due November 15, 2017
Issued subsequent to 2007:
February 5, 2008	$750 million of 5.70% Notes due August 15, 2018

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

6.    Leases

We lease certain locomotives, freight cars, and other property. The Consolidated Statement of Financial Position as of December 31, 2007 and 2006 included $2,062 million, net of $887 million of amortization, and $1,982 million, net of $800 million of amortization, respectively, for properties under capital leases. A charge to income resulting from the amortization of assets recorded under capital leases is included within depreciation expense in our Consolidated Statements of Income. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 were as follows:

Millions of Dollars	Operating Leases	Capital Leases
2008	$ 639	$ 181
2009	600	179
2010	554	160
2011	522	165
2012	417	106
Later Years	3,289	1,054
Total minimum lease payments	$ 6,021	$ 1,845
Amount representing interest	N/A	(626)
Present value of minimum lease payments	N/A	$ 1,219

Rent expense for operating leases with terms exceeding one month was $810 million in 2007, $798 million in 2006, and $728 million in 2005. When cash rental payments are not made on a straight-line basis, we recognize variable rental expense on a straight-line basis over the lease term. Contingent rentals and sub-rentals are not significant.

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

Changes in our PBO and plan assets are as follows for the years ended December 31:

Funded Status	Pension		OPEB
Millions of Dollars	2007	2006	2007	2006
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$2,113	$2,065	$374	$476
Service cost	34	35	3	4
Interest cost	124	117	20	21
Plan amendments	-	-	(10)	(38)
Actuarial loss (gain)	(33)	16	(34)	(58)
Gross benefits paid	(126)	(120)	(27)	(31)
Projected benefit obligation at end of year	$2,112	$2,113	$326	$374
Plan Assets
Fair value of plan assets at beginning of year	$1,989	$1,707	$-	$-
Actual return on plan assets	183	243	-	-
Voluntary funded pension plan contributions	-	150	-	-
Non-qualified plan benefit contributions	12	9	27	31
Gross benefits paid	(126)	(120)	(27)	(31)
Fair value of plan assets at end of year	$2,058	$1,989	$-	$-
Funded status at end of year	$(54)	$(124)	$(326)	$(374)

Amounts recognized in the statement of financial position as of December 31, 2007 and 2006 consist of:

	Pension		OPEB
Millions of Dollars	2007	2006	2007	2006
Noncurrent assets	$ 120	$ 45	$ -	$ -
Current liabilities	(11)	(12)	(27)	(27)
Noncurrent liabilities	(163)	(157)	(299)	(347)
Net amounts recognized at end of year	$ (54)	$ (124)	$ (326)	$ (374)

Pre-tax amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2007 consist of:

Millions of Dollars	Pension	OPEB	Total
Prior service (cost)/credit	$ (18)	$ 137	$ 119
Net actuarial loss	(158)	(85)	(243)
Total	$ (176)	$ 52	$ (124)

Pre-tax amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2006 consist of:

Millions of Dollars	Pension	OPEB	Total
Prior service (cost)/credit	$ (24)	$ 161	$ 137
Net actuarial loss	(249)	(126)	(375)
Total	$ (273)	$ 35	$ (238)

Other pre-tax changes recognized in other comprehensive income during 2007 were as follows:

Millions of Dollars	Pension	OPEB	Total
Prior service credit arising during the year	$ -	$ (10)	$ (10)
Net actuarial (gain)/loss arising during the year	(73)	(32)	(105)
Amortization of prior service (cost)/credit	(6)	33	27
Amortization of actuarial gain/(loss)	(18)	(8)	(26)
Total	$ (97)	$ (17)	$ (114)

Amounts included in accumulated other comprehensive income expected to be amortized into net periodic cost (benefit) during 2008:

Millions of Dollars	Pension	OPEB	Total
Prior service cost (credit)	$ 6	$ (33)	$ (27)
Net actuarial loss	5	6	11
Total	$ 11	$ (27)	$ (16)

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future salary growth. The underfunded accumulated benefit obligation represents the difference between the ABO and the fair value of plan assets. At December 31, 2007, the only pension plan that was underfunded was our non-qualified (supplemental) plan, which is not funded by design. The non-qualified (supplemental) plan is funded with cash from operations as benefits are paid to plan participants. Each of our qualified plans was fully funded at December 31, 2007. The PBO, ABO, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of the fair value of the plan assets were as follows for the years ended December 31:

Underfunded Accumulated Benefit Obligation Millions of Dollars	2007	2006
Projected benefit obligation	$ (175)	$ (169)
Accumulated benefit obligation	$ (172)	$ (168)
Fair value of plan assets	-	-
Underfunded accumulated benefit obligation	$ (172)	$ (168)

The ABO for all defined benefit pension plans was $2.0 billion and $2.1 billion at December 31, 2007 and 2006, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension			OPEB
Percentages	2007	2006	2005	2007	2006	2005
Discount rate	6.50%	6.00%	5.75%	6.50%	6.00%	5.75%
Salary increase	3.50	3.00	2.75	N/A	N/A	N/A

The following table presents assumed health care cost trend rates used to determine benefit obligations and OPEB expense:

Percentages	2007	2006	2005
Assumed health care cost trend rate for next year	9.0%	8.0%	9.0%
Rate to which health care cost trend rate is expected to decline and remain	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2010	2010

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the years ended December 31:

	Pension			OPEB
Millions of Dollars	2007	2006	2005	2007	2006	2005
Net Periodic Benefit Cost:
Service cost	$ 34	$ 35	$ 28	$ 3	$ 4	$ 4
Interest cost	124	117	115	20	21	25
Expected return on plan assets	(144)	(134)	(134)	-	-	-
Amortization of:
Prior service cost/(credit)	6	7	7	(33)	(33)	(30)
Actuarial loss	18	21	5	8	13	14
Net periodic benefit cost/(benefit)	$ 38	$ 46	$ 21	$ (2)	$ 5	$ 13

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows for the years ended December 31:

	Pension			OPEB
Percentages	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Expected return on plan assets	8.00	8.00	8.00	N/A	N/A	N/A
Salary increase	3.00	2.75	3.00	N/A	N/A	N/A

The discount rate is based on a hypothetical portfolio of high quality corporate bonds with cash flows matching our plans’ expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return on pension plan assets, net of fees, was approximately 9% in 2007, 14% in 2006, and 7% in 2005. Our historical annualized ten-year rate of return on plan assets is approximately 8%.

Assumed healthcare cost trend rates have a significant effect on the expense and liabilities reported for healthcare plans. The assumed healthcare cost trend rate is based on historical rates and expected market conditions. A one-percentage point change in the assumed healthcare cost trend rates would have the following effects on OPEB:

Millions of Dollars	One % pt. Increase	One % pt. Decrease
Effect on total service and interest cost components	$ 2	$ (2)
Effect on accumulated benefit obligation	25	(21)

Cash Contributions

The following table details our cash contributions for the years ended December 31, 2007 and 2006, and the expected contributions for 2008:

	Pension
Millions of Dollars	Qualified	Non-qualified	OPEB
2006	$ 150	$ 9	$ 31
2007	-	12	27
2008	-	12	27

Our policy with respect to funding the qualified plans is to fund at least the minimum required by the Pension Protection Act of 2006 and not more than the maximum amount deductible for tax purposes. All contributions made to the qualified pension plans in 2006 were voluntary and were made with cash generated from operations. At December 31, 2007, our qualified pension plans were fully funded. No required contributions are expected in 2008.

The OPEB plans are not funded and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent claims paid for medical and life insurance, and we anticipate our 2008 OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2008 though 2017:

Millions of Dollars	Pension	OPEB
2008	$ 125	$ 27
2009	128	28
2010	131	29
2011	137	29
2012	142	29
Years 2013 – 2017	795	139

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2007 and 2006, and target allocation for 2008, are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
	2008	2007	2006
Equity securities	60% to 70%	68%	70%
Debt securities	20% to 30%	23	26
Real estate	2% to 8%	4	2
Commodities	4% to 6%	5	2
Total		100%	100%

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

Plan assets are valued at fair value. Investments in securities traded on national security exchanges are valued at their closing market prices on the valuation date; where no sale was made on the valuation date, the security is valued at its bid price. Securities traded in the over-the-counter market are valued at their last sale or bid price. Investments in mortgage-backed securities are carried at estimated fair value based on the characteristics of the underlying mortgages. Certain short-term investments are carried at cost, which approximates fair value. Venture capital funds, where no quoted market prices are available, are valued at their estimated fair values as determined by the investment manager. Investments in limited partnerships are valued at estimated fair value based on their proportionate share of the partnerships’ fair value. The partnerships invest primarily in readily marketable securities.

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

Equity risks are further balanced by investing a significant portion of the plan’s assets in high quality debt securities. The average quality rating of the debt portfolio exceeded AA as of December 31, 2007 and 2006. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities with an intermediate average maturity. The weighted-average maturity of the debt portfolio was 6.4 years at both December 31, 2007 and 2006, respectively.

The investment of pension plan assets in our securities is specifically prohibited for both the equity and debt portfolios, other than through index fund holdings.

Other Retirement Programs

Thrift Plan – We provide a defined contribution plan (thrift plan) to eligible non-union employees and make matching contributions to the thrift plan. We match 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. Our thrift plan contributions were $14 million in 2007, $13 million in 2006, and $12 million in 2005.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $616 million in 2007, $615 million in 2006, and $595 million in 2005.

Collective Bargaining Agreements – Under collective bargaining agreements, we provide certain postretirement healthcare and life insurance benefits for eligible union employees. Premiums under the plans are expensed as incurred and amounted to $40 million in both 2007 and 2006, and $41 million in 2005.

8.    Stock Options and Other Stock Plans

We have 600,793 options outstanding under the 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation (1993 Plan). There are 3,570 restricted shares outstanding under the 1992 Restricted Stock Plan for Non-Employee Directors of Union Pacific Corporation. We no longer grant options or awards of retention shares and units under these plans.

The UP Shares Stock Option Plan of Union Pacific Corporation (UP Shares Plan) was approved by our Board of Directors on April 30, 1998. The UP Shares Plan reserved 12,000,000 shares of our common stock for issuance. The UP Shares Plan was a broad-based option program that granted options to purchase 200 shares of our common stock at $55.00 per share to eligible active employees on April 30, 1998. All options granted were non-qualified options that became exercisable on May 1, 2001, and remain exercisable until April 30, 2008. If an optionee’s employment terminates for any reason, the option remains exercisable for a period of one year after the date of termination, but no option is exercisable after April 30, 2008. No further options may be granted under the UP Shares Plan. As of December 31, 2007, there were 432,689 options outstanding under the UP Shares Plan.

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 550,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, receives a grant of 1,000 shares of retention shares or retention stock units. Additionally, each non-employee director receives annually an option to purchase at fair value a number of shares of our common stock, not to exceed 5,000 shares during any calendar year, determined by dividing 60,000 by 1/3 of the fair market value of one share of our common stock on the date of such Board of Directors meeting, with the resulting quotient rounded up or down to the nearest 50 shares. After December 31, 2007, non-employee directors will not receive these annual options. As of December 31, 2007, 7,000 restricted shares were outstanding under the Directors Plan and 155,500 options were outstanding under the Directors Plan.

The Union Pacific Corporation 2001 Stock Incentive Plan (2001 Plan) was approved by the shareholders in April 2001. The 2001 Plan reserved 12,000,000 shares of our common stock for issuance to eligible employees of the Corporation and its subsidiaries in the form of non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards. Non-employee directors were not eligible for awards under the 2001 Plan. As of December 31, 2007, 2,963,203 options and 86,250 retention shares and stock units were outstanding under the 2001 Plan. We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 21,000,000 shares of our common stock for issuance, plus any shares subject to awards made under the 2001 Plan and the 1993 Plan that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2007, 3,471,156 options and 1,020,420 retention shares and stock units were outstanding under the 2004 Plan.

Pursuant to the above plans, 19,300,864; 19,544,245; and 20,695,817 shares of our common stock were authorized and available for grant at December 31, 2007, 2006, and 2005, respectively.

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2007	2006	2005
Risk-free interest rate	4.9%	4.5%	3.8%
Dividend yield	1.4%	1.4%	1.9%
Expected life (years)	4.7	6.0	4.8
Volatility	20.9%	25.3%	20.6%
Weighted-average grant-date fair value of options granted	$ 22.38	$ 24.97	$ 12.92

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

A summary of stock option activity during 2007 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2007	10,044	$ 64.22	6.0 yrs.	$ 279
Granted	1,103	96.94	N/A	N/A
Exercised	(3,542)	58.61	N/A	N/A
Forfeited or expired	(42)	79.18	N/A	N/A
Outstanding at December 31, 2007	7,563	$ 71.53	6.0 yrs.	$ 409
Vested or expected to vest at December 31, 2007	7,501	$ 71.36	6.0 yrs.	$ 407
Options exercisable at December 31, 2007	5,487	$ 63.88	5.0 yrs.	$ 339

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at December 31, 2007 are subject to performance or market-based vesting conditions.

At December 31, 2007, there was $26 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years. Additional information regarding stock option exercises appears in the table below:

Millions of Dollars	2007	2006	2005
Intrinsic value of stock options exercised	$ 208	$ 124	$ 142
Cash received from option exercises	132	177	296
Tax benefit realized from option exercises	78	44	55
Aggregate grant-date fair value of stock options vested [a]	11	26	62

[a]	Stock options for executives granted in 2003 and 2002 included a reload feature. This reload feature allowed executives to exercise their options using shares of Union Pacific Corporation common stock that they already owned and obtain a new grant of options with immediate vesting in the amount of the shares used for exercise plus any shares withheld for tax purposes. The reload feature of these option grants could only be exercised if the price of our common stock increased at least 20% from the price at the time of the reload grant. During the year ended December 31, 2005, reload option grants represented $31 million of the aggregate grant-date fair value of stock options vested. There were no reload option grants during 2007 and 2006 as stock options exercised after January 1, 2006 are not eligible for the reload feature.

Retention Awards – The fair value of retention awards is based on the closing price of the stock at the grant date. Dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during 2007 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	778	$ 71.72
Granted	306	97.01
Vested	(253)	61.66
Forfeited	(19)	81.80
Nonvested at December 31, 2007	812	$ 84.09

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At December 31, 2007, there was $38 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The assumptions used to calculate the present value of estimated future dividends are as follows:

2007
Dividend per share per quarter	$ 0.35
Risk-free interest rate at date of grant	4.9%

Changes in our performance retention awards during 2007 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	122	$ 86.05
Granted	173	93.72
Vested	-	-
Forfeited	(1)	93.72
Nonvested at December 31, 2007	294	$ 90.53

At December 31, 2007, there was $15 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.7 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

9.    Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31:

Millions of Dollars, Except Per Share Amounts	2007	2006	2005
Net income	$ 1,855	$ 1,606	$ 1,026
Weighted-average number of shares outstanding:
Basic	265.9	269.4	263.4
Dilutive effect of stock options	2.1	2.1	1.5
Dilutive effect of retention shares and units	0.4	0.5	1.6
Diluted	268.4	272.0	266.5
Earnings per share – basic	$ 6.97	$ 5.96	$ 3.89
Earnings per share – diluted	$ 6.91	$ 5.91	$ 3.85

Common stock options totaling 0.4 million, 1.4 million, and 1.4 million for 2007, 2006, and 2005, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

10.    Commitments and Contingencies

Asserted and Unasserted Claims – Various claims and lawsuits are pending against us and certain of our subsidiaries. We cannot fully determine the effect of all asserted and unasserted claims on our consolidated results of operations, financial condition, or liquidity; however, to the extent possible, where asserted and unasserted claims are considered probable and where such claims can be reasonably estimated, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity after taking into account liabilities previously recorded for these matters.

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

As a result of improvements in our safety experience, lower estimated ultimate settlement costs, and the completion of actuarial studies, we reduced personal injury expense by approximately $80 million in 2007. These adjustments were partially offset by adverse development with respect to one claim. Our personal injury liability activity was as follows:

Millions of Dollars	2007	2006	2005
Beginning balance	$ 631	$ 619	$ 639
Accruals	165	240	247
Payments	(203)	(228)	(267)
Ending balance at December 31	$ 593	$ 631	$ 619
Current portion, ending balance at December 31	$ 204	$ 233	$ 274

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $593 million to $641 million. We believe that the $593 million liability recorded at December 31, 2007, is the best estimate of the present value of the future settlement costs of personal injury claims.

Asbestos – We are a defendant in a number of lawsuits in which current and former employees and other parties allege exposure to asbestos. Additionally, we have received claims for asbestos exposure that have not been litigated. The claims and lawsuits (collectively referred to as “claims”) allege occupational illness resulting from exposure to asbestos-containing products. In most cases, the claimants do not have credible medical evidence of physical impairment resulting from the alleged exposures. Additionally, most claims filed against us do not specify an amount of alleged damages.

During 2004, we engaged a third party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing the number and value of these unasserted claims through 2034, based on our average claims experience over a multi-year period. During 2007, we updated our potential liability to include actual claim experience since 2004. As a result, we decreased our liability by $20 million in 2007 for asbestos-related claims. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The number of future claims received would be consistent with historical averages.

•	The number of claims filed against us will decline each year.

•	The average settlement values for asserted and unasserted claims will be equivalent to historical averages.

•	The percentage of claims dismissed in the future will be equivalent to historical averages.

Our asbestos-related liability activity was as follows:

Millions of Dollars	2007	2006	2005
Beginning balance	$ 302	$ 311	$ 324
Accruals/(credits)	(20)	-	-
Payments	(17)	(9)	(13)
Ending balance at December 31	$ 265	$ 302	$ 311
Current portion, ending balance at December 31	$ 11	$ 13	$ 16

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 13% of the recorded liability related to asserted claims, and approximately 87% related to unasserted claims. These claims are expected to be paid out over the next 27 years. We will continue to review actual experience and adjust our estimate as warranted.

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and, as a result of the 2004 assessment, we increased our receivable for insurance recoveries related to asbestos during 2004. In conjunction with the liability update performed in 2007, we also reassessed estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2007 and 2006.

We believe that our estimates of liability for asbestos-related claims and insurance recoveries are reasonable and probable. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if: strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; and there are material changes with respect to payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have 339 projects with which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 41 projects that are the subject of actions taken by the U.S. government, 22 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified projects; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities with each project.

When an environmental issue has been identified with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At December 31, 2007, approximately 13% of our environmental liability was discounted at 4.15%, while approximately 14% of our environmental liability was discounted at 5.34% at December 31, 2006.

Our environmental liability activity was as follows:

Millions of Dollars	2007	2006	2005
Beginning balance	$ 210	$ 213	$ 201
Accruals	41	39	45
Payments	(42)	(42)	(33)
Ending balance at December 31	$ 209	$ 210	$ 213
Current portion, ending balance at December 31	$ 63	$ 54	$ 46

The environmental liability includes costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each project, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. We believe that we have adequately accrued for our ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Estimates of liability may vary over time due to changes in federal, state, and local laws governing environmental remediation. We do not expect current obligations to have a material adverse effect on our results of operations or financial condition.

Guarantees – At December 31, 2007, we were contingently liable for $465 million in guarantees. We have recorded a liability of $5 million and $6 million for the fair value of these obligations as of December 31, 2007 and 2006, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Income Taxes – As discussed in note 4, the IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2004, and we are in different stages of the IRS appeals process for these years. The IRS is examining our tax returns for tax years 2005 and 2006. In the third quarter of 2007, we believe that we reached an agreement in principle with the IRS to resolve all of the issues, except interest, related to tax years 1995 through 1998, including the previously reported dispute over certain donations of property. We anticipate signing a closing agreement in 2008. At December 31, 2007, we have recorded a current liability of $140 million for tax payments in 2008 related to federal and state income tax examinations. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our Consolidated Financial Statements.

11.    Other Income

Other income included the following for the years ended December 31:

Millions of Dollars	2007	2006	2005
Rental income	$ 68	$ 83	$ 59
Net gain on non-operating asset dispositions	52	72	135
Interest income	50	29	17
Sale of receivables fees	(35)	(33)	(23)
Non-operating environmental costs and other	(19)	(33)	(43)
Total	$ 116	$ 118	$ 145

12.    Share Repurchase Program

On January 30, 2007, our Board of Directors authorized the repurchase of up to 20 million shares of Union Pacific Corporation common stock through the end of 2009. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. We expect to fund our common stock repurchases through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand at December 31, 2007.

During 2007, we repurchased approximately 13 million shares under this program at an aggregate purchase price of approximately $1.5 billion. These shares were recorded in treasury stock at cost, which includes any applicable commissions and fees.

13.    Comprehensive Income/(Loss)

Comprehensive income/(loss) was as follows:

Millions of Dollars	2007	2006	2005
Net income	$ 1,855	$ 1,606	$ 1,026
Other comprehensive income:
Defined benefit plans	65	170	1
Foreign currency translation	2	(4)	5
Derivatives	1	1	1
Total other comprehensive income/(loss) [a]	68	167	7
Total comprehensive income	$ 1,923	$ 1,773	$ 1,033

[a]	Net of deferred taxes of $52 million, $102 million, and $5 million during 2007, 2006, and 2005, respectively.

The after-tax components of accumulated other comprehensive loss were as follows:

Millions of Dollars	Dec. 31, 2007	Dec. 31, 2006
Defined benefit plans	$ (55)	$ (120)
Foreign currency translation	(15)	(17)
Derivatives	(4)	(5)
Total	$ (74)	$ (142)

14.    Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of FAS 157 are effective for us beginning in 2008. We expect this new standard will result in increased disclosures but will not have a significant impact on our financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). The fair value option established by FAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for us beginning in 2008. We do not currently intend to elect the fair value option for any eligible items and do not expect this standard to have a significant impact on our financial position or results of operations.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (FAS 141R). FAS 141R will change the accounting for business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will also change the accounting treatment and disclosures with respect to certain specific items in a business combination. FAS 141R applies to us prospectively for business combinations occurring on or after January 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect FAS 141R will have an impact on accounting for business combinations, but the effect will be dependent upon any potential future acquisitions.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (FAS 160). FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for us beginning in 2009. We are still assessing the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-1, Collaborative Arrangements (EITF 07-1), which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement. The requirements of this EITF will be applied to collaborative arrangements in existence on or after January 1, 2009. We are still assessing the potential impact, if any, of the adoption of EITF 07-1 on our consolidated financial position, results of operations and cash flows.

15.    Selected Quarterly Data (Unaudited)

Millions of Dollars, Except Per Share Amounts
2007	Mar. 31	June 30	Sep. 30	Dec. 31
Operating revenue	$ 3,849	$ 4,046	$ 4,191	$ 4,197
Operating income	719	787	1,005	864
Net income	386	446	532	491
Net income per share
Basic	1.43	1.66	2.02	1.88
Diluted	1.41	1.65	2.00	1.86
2006	Mar. 31	June 30	Sep. 30	Dec. 31
Operating revenue	$ 3,710	$ 3,923	$ 3,983	$ 3,962
Operating income	605	717	752	810
Net income	311	390	420	485
Net income per share
Basic	1.16	1.45	1.56	1.79
Diluted	1.15	1.44	1.54	1.78

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

Item 9B. Other Information

None.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment management believes that, as of December 31, 2007, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 80.

February 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Union Pacific Corporation, its Directors, and Shareholders:

We have audited the internal control over financial reporting of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Corporation and our report dated February 15, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Corporation’s adoption, in 2006, of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Omaha, Nebraska
February 15, 2008

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

Item 11. Executive Compensation

Information concerning compensation received by our directors and our named executive officers is presented in the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in Fiscal Year 2007, Outstanding Equity Awards at 2007 Fiscal Year-End, Option Exercises and Stock Vested in Fiscal Year 2007, Pension Benefits at 2007 Fiscal Year-End, Nonqualified Deferred Compensation at 2007 Fiscal Year-End, Potential Payments Upon Termination or Change in Control and Director Compensation in Fiscal Year 2007 segments of the Proxy Statement and is incorporated herein by reference. Additional information regarding compensation of directors, including Board committee members, is set forth in the By-Laws of UPC and the Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, both of which are included as exhibits to this report. Information regarding the Compensation Committee is set forth in the Compensation Committee Interlocks and Insider Participation and Compensation Committee Report segments of the Proxy Statement and is incorporated herein by reference.

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

The following table summarizes the equity compensation plans under which Union Pacific Corporation common stock may be issued as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,670,459	[1]	$ 72.54	[2]	19,300,864
Equity compensation plans not approved by security holders [3]	432,689		55.00		-
Total	8,103,148		$ 71.53		19,300,864

[1]	Includes 539,678 retention units that do not have an exercise price. Does not include 577,562 retention shares that are actually issued and outstanding.
[2]	Does not include the retention units or retention shares described above in footnote [1].
[3]	The UP Shares Stock Option Plan (UP Shares Plan) is the only equity compensation plan not approved by shareholders. The UP Shares Plan was approved by our Board of Directors on April 30, 1998 and reserved 12,000,000 shares of common stock for issuance. The UP Shares Plan was a broad-based option program that granted each active employee on April 30, 1998 non-qualified options to purchase 200 shares of common stock at $55.00 per share. Options became exercisable on May 1, 2001 and expire on April 30, 2008. If an optionee’s employment terminates for any reason, the option remains exercisable for a period of one year after the date of termination, but no option is exercisable after April 30, 2008. No further options may be granted under the UP Shares Plan.

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

Item 14. Principal Accountant Fees and Services

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

The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8, on page 46.

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Item 8, or notes thereto.

(3)	Exhibits

Exhibits are listed in the exhibit index beginning on page 86. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2008.

UNION PACIFIC CORPORATION

	By	/s/ James R. Young
James R. Young,
Chairman, President, Chief
Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 28th day of February, 2008, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ James R. Young
James R. Young,
Chairman, President, Chief
Executive Officer, and Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President - Finance and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Jeffrey P. Totusek
Jeffrey P. Totusek,
Vice President and Controller

DIRECTORS:

Andrew H. Card, Jr.*		Charles C. Krulak*
Erroll B. Davis, Jr.*		Michael W. McConnell*
Thomas J. Donohue*		Thomas F. McLarty III*
Archie W. Dunham*		Steven R. Rogel*
Judith Richards Hope*

* By	/s/ Thomas E. Whitaker
Thomas E. Whitaker, Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,	2007	2006	2005
Allowance for doubtful accounts:
Balance, beginning of period	$ 99	$ 126	$ 107
Charges/(reduction) to expense	(7)	(7)	2
Net recoveries/(write-offs)	(17)	(20)	17
Balance, end of period	$ 75	$ 99	$ 126
Allowance for doubtful accounts are presented in the Consolidated Statements of Financial Position as follows:
Current	$ 3	$ 6	$ 16
Long-term	72	93	110
Balance, end of period	$ 75	$ 99	$ 126
Accrued casualty costs:
Balance, beginning of period	$ 1,277	$ 1,354	$ 1,303
Charges to expense	328	417	409
Cash payments and other reductions	(435)	(494)	(358)
Balance, end of period	$ 1,170	$ 1,277	$ 1,354
Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$ 371	$ 409	$ 478
Long-term	799	868	876
Balance, end of period	$ 1,170	$ 1,277	$ 1,354

Union Pacific Corporation

Exhibit Index

Exhibit No.	Description Filed with this Statement

10(a)	Form of 2008 Long Term Plan Stock Unit Agreement.

10(b)	The UPC Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, as amended January 1, 2008.

12	Ratio of Earnings to Fixed Charges.

21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.

23	Independent Registered Public Accounting Firm’s Consent.

24	Powers of attorney executed by the directors of UPC.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - James R. Young.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

Incorporated by Reference

3(a)	By-Laws of UPC, as amended, effective October 1, 2007, are incorporated herein by reference to Exhibit 3 to the Corporation’s Current Report on Form 8-K dated October 2, 2007.

3(b)

Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

4(a)

Indenture, dated as of December 20, 1996, between UPC and Wells Fargo Bank, National Association, as successor to Citibank, N.A., as Trustee, is incorporated herein by reference to Exhibit 4.1 to UPC’s Registration Statement on Form S-3 (No. 333-18345).

4(b)

Indenture, dated as of April 1, 1999, between UPC and The Bank of New York, as successor to JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee, is incorporated herein by reference to Exhibit 4.2 to UPC’s Registration Statement on Form S-3 (No. 333-75989).

4(c)	Form of Debt Security is incorporated herein by reference to Exhibit 4.3 to UPC’s Registration Statement on Form S-3 (No. 33-59323).

4(d)	Form of Debt Security (Note) is incorporated by reference to Exhibit 4.1 to UPC’s Current Report of Form 8-K, dated April 18, 2007.

4(e)	Form of Debt Security (Debenture) is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report of Form 8-K, dated April 18, 2007.

4(f)	Form of Debt Security (Note) is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report of Form 8-K, dated August 24, 2007.

4(g)	Form of Debt Security (Note) is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report of Form 8-K, dated October 30, 2007.

4(h)	Form of Debt Security (Note) is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report of Form 8-K, dated February 5, 2008.

Certain instruments evidencing long-term indebtedness of UPC are not filed as exhibits because the total amount of securities authorized under any single such instrument does not exceed 10% of the Corporation’s total consolidated assets. UPC agrees to furnish the Commission with a copy of any such instrument upon request by the Commission.

10(c)

UPC 2000 Directors Stock Plan, as amended November 16, 2006 and January 30, 2007, is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(d)

UP Shares Stock Option Plan of UPC, as amended November 16, 2006, is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(e)

The 1993 Stock Option and Retention Stock Plan of UPC, as amended November 16, 2006, is incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10(f)	UPC 2001 Stock Incentive Plan, as amended November 16, 2006, is incorporated herein by reference to Exhibit 10(e) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(g)	UPC 2004 Stock Incentive Plan, as amended November 16, 2006, is incorporated herein by reference to Exhibit 10(f) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

10(l)

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

10(v)	Form of Stock Unit Agreement for Executives, is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(w)	Form of Non-Qualified Stock Option Agreement for Executives, is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(x)	Form of 2006 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(y)	Form of 2007 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(z)	UPC Executive Incentive Plan, effective May 5, 2005, is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(aa)

Supplemental Thrift Plan of UPC, as amended December 21, 2005, is incorporated herein by reference to Exhibit 10(e) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(bb)

The Supplemental Pension Plan for Officers and Managers of UPC and Affiliates, as amended December 21, 2005, is incorporated herein by reference to Exhibit 10(f) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(cc)

Executive Incentive Plan (2005) – Deferred Compensation Program, dated December 21, 2005, is incorporated herein by reference to Exhibit 10(g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.