Form 10-Q
period 2008-03-31
UNION PACIFIC CORP
filed 2008-04-24
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

  ☐  Yes    ☑  No

As of April 18, 2008, there were 258,373,520 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2008	2007
Operating revenues:
Freight revenues	$4,059	$3,655
Other revenues	211	194
Total operating revenues	4,270	3,849
Operating expenses:
Compensation and benefits	1,132	1,165
Fuel	957	662
Purchased services and materials	469	443
Equipment and other rents	342	339
Depreciation	340	325
Other	242	196
Total operating expenses	3,482	3,130
Operating income	788	719
Other income	25	15
Interest expense	(126)	(113)
Income before income taxes	687	621
Income taxes	(244)	(235)
Net income	$443	$386
Share and Per Share (note 7):
Earnings per share – basic	$1.71	$1.43
Earnings per share – diluted	$1.70	$1.41
Weighted average number of shares – basic	259.2	270.6
Weighted average number of shares – diluted	261.4	272.8
Dividends declared per share	$0.44	$0.35

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars	Mar. 31, 2008	Dec. 31, 2007
Assets
Current assets:
Cash and cash equivalents	$ 827	$ 878
Accounts receivable, net	703	632
Materials and supplies	514	453
Current deferred income taxes	356	336
Other current assets	247	295
Total current assets	2,647	2,594
Investments	946	923
Net properties (note 9)	34,439	34,158
Other assets	523	358
Total assets	$38,555	$38,033
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (note 10)	$ 2,944	$ 2,902
Debt due within one year (note 13)	188	139
Total current liabilities	3,132	3,041
Debt due after one year (note 13)	7,930	7,543
Deferred income taxes	10,101	10,050
Other long-term liabilities	1,835	1,814
Commitments and contingencies (note 14)
Total liabilities	22,998	22,448
Common shareholders’ equity:
Common shares, $2.50 par value, 500,000,000 authorized; 276,399,451 and 276,162,141 issued; 258,287,145 and 260,869,647 outstanding, respectively	691	690
Paid-in-surplus	3,929	3,926
Retained earnings	12,996	12,667
Treasury stock	(1,983)	(1,624)
Accumulated other comprehensive loss	(76)	(74)
Total common shareholders’ equity	15,557	15,585
Total liabilities and common shareholders’ equity	$38,555	$38,033

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Three Months Ended March 31,	2008	2007
Operating Activities
Net income	$ 443	$ 386
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	340	325
Deferred income taxes and unrecognized tax benefits	36	45
Stock-based compensation expense	14	11
Net gain from asset sales	(11)	(5)
Other operating activities, net	55	(24)
Changes in current assets and liabilities, net	(42)	(7)
Cash provided by operating activities	835	731
Investing Activities
Capital investments	(620)	(514)
Proceeds from asset sales	28	11
Acquisition of equipment pending financing	(136)	(134)
Other investing activities	(43)	(40)
Cash used in investing activities	(771)	(677)
Financing Activities
Common share repurchases (note 15)	(455)	(186)
Dividends paid	(115)	(83)
Debt repaid	(416)	(53)
Debt issued	842	—
Net proceeds from equity compensation plans	19	18
Excess tax benefits from equity compensation plans	12	18
Other financing activities	(2)	3
Cash used in financing activities	(115)	(283)
Net change in cash and cash equivalents	(51)	(229)
Cash and cash equivalents at beginning of year	878	827
Cash and cash equivalents at end of period	$ 827	$ 598
Changes in Current Assets and Liabilities
Accounts receivable, net	$ (71)	$ 19
Materials and supplies	(61)	(19)
Other current assets	48	(74)
Accounts payable and other current liabilities	42	67
Total	$ (42)	$ (7)
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$ 105	$ 77
Common shares repurchased but not yet paid	30	16
Cash dividends declared but not yet paid	110	92
Cash paid during the year for:
Interest, net of amounts capitalized	$(154)	$(134)
Income taxes, net of refunds	(6)	(68)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars Thousands of Shares	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss) (note 8)	Total
Balance at December 31, 2006	275,962	(5,790)	$690	$3,943	$11,215	$ (394)	$(142)	$15,312
Cumulative effect of adoption of FIN 48	—	—	—	—	(7)	—	—	(7)
Balance at January 1, 2007	275,962	(5,790)	$690	$3,943	$11,208	$ (394)	$(142)	$15,305
Comprehensive income:
Net income			—	—	386	—	—	386
Other comp. income			—	—	—	—	1	1
Total comp. income (note 8)			—	—	386	—	1	387
Conversion, stock option exercises, and other	211	904	—	(1)	—	53	—	52
Share repurchases (note 15)	—	(2,044)	—	—	—	(202)	—	(202)
Dividends declared ($0.35 per share)	—	—	—	—	(95)	—	—	(95)
Balance at March 31, 2007	276,173	(6,930)	$690	$3,942	$11,499	$ (543)	$(141)	$15,447

Balance at January 1, 2008	276,162	(15,292)	$690	$3,926	$12,667	$(1,624)	$ (74)	$15,585
Comprehensive income:
Net income			—	—	443	—	—	443
Other comp. loss			—	—	—	—	(2)	(2)
Total comp. income (note 8)			—	—	443	—	(2)	441
Conversion, stock option exercises, and other	237	436	1	3	—	44	—	48
Share repurchases (note 15)	—	(3,256)	—	—	—	(403)	—	(403)
Dividends declared ($0.44 per share)	—	—	—	—	(114)	—	—	(114)
Balance at March 31, 2008	276,399	(18,112)	$691	$3,929	$12,996	$(1,983)	$ (76)	$15,557

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

1.    Responsibilities for Financial Statements – Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Our Consolidated Statement of Financial Position at December 31, 2007, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2007 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results for the entire year ending December 31, 2008.

Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications include reporting freight revenues instead of commodity revenues. The amounts reclassified from other revenues to freight revenues totaled $3 million for the three months ended March 31, 2007. In addition, we modified our operating expense categories to report fuel used in railroad operations as a stand-alone category, to combine purchased services and materials into one line, and to reclassify certain other expenses among operating expense categories. These reclassifications had no impact on previously reported operating revenues, total operating expenses, operating income or net income.

2.    Operations and Segmentation – The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenues by commodity group:

	Three Months Ended March 31,
Millions of Dollars	2008	2007
Agricultural	$ 756	$ 611
Automotive	363	354
Chemicals	603	544
Energy	857	731
Industrial Products	773	741
Intermodal	707	674
Total freight revenues	$4,059	$3,655
Other revenues	211	194
Total operating revenues	$4,270	$3,849

3.    Stock-Based Compensation – We have several stock-based compensation plans under which employees and non-employee directors receive stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. We issue treasury shares to cover option exercises and stock unit vestings, while new shares are issued when retention shares vest. Information regarding stock-based compensation appears in the table below:

	Three Months Ended March 31,
Millions of Dollars	2008	2007
Stock-based compensation, before tax:
Stock options	$ 6	$ 5
Retention awards	8	6
Total stock-based compensation, before tax	$14	$11
Total stock-based compensation, after tax	$ 9	$ 7

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average assumptions used for valuation purposes:

	Three Months Ended March 31,
Weighted-Average Assumptions	2008	2007
Risk-free interest rate	2.8%	4.9%
Dividend yield	1.4%	1.4%
Expected life (years)	5.3	4.7
Volatility	22.2%	20.9%
Weighted-average grant-date fair value of options granted	$26.69	$22.34

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

A summary of stock option activity during the three months ended March 31, 2008 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2008	7,563	$ 71.53	6.0 yrs.	$409
Granted	784	124.76	N/A	N/A
Exercised	(415)	63.78	N/A	N/A
Forfeited or expired	(13)	90.60	N/A	N/A
Outstanding at March 31, 2008	7,919	$ 77.44	6.3 yrs.	$372
Vested or expected to vest at March 31, 2008	6,881	$ 75.36	6.0 yrs.	$344
Options exercisable at March 31, 2008	5,809	$ 67.78	5.4 yrs.	$335

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at March 31, 2008 are subject to performance or market-based vesting conditions.

At March 31, 2008, there was $40 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended March 31,
Millions of Dollars	2008	2007
Intrinsic value of stock options exercised	$35	$37
Cash received from option exercises	27	36
Tax benefit realized from option exercises	13	16
Aggregate grant-date fair value of stock options vested	21	10

Retention Awards – The fair value of retention awards is based on the closing price of the stock at the grant date. Dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2008 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	812	$ 84.09
Granted	326	124.76
Vested	(87)	65.38
Forfeited	(11)	88.65
Nonvested at March 31, 2008	1,040	$ 98.35

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At March 31, 2008, there was $73 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.6 years.

Performance Retention Awards – In January 2008, our Board of Directors approved performance stock unit grants. Other than raising the performance targets, the basic terms of these performance stock units are identical to those granted in January 2006 and January 2007, including annual return on invested capital (ROIC) as the performance measure. Stock units awarded to selected employees under these grants are subject to continued employment for 37 months and the attainment of certain levels of ROIC. We will expense the fair value of the units that are probable of being earned based on our forecasted ROIC over the 3-year performance period. We measure the fair value of these performance stock units based upon the closing price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. Dividend equivalents are paid to participants only after the units are earned.

The assumptions used to calculate the present value of estimated future dividends related to the January 2008 grant are as follows:

Three Months Ended March 31, 2008
Dividend per share per quarter	$0.44
Risk-free interest rate at date of grant	2.3%

Changes in our performance retention awards during the three months ended March 31, 2008 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	294	$ 90.53
Granted	163	120.51
Vested	—	—
Forfeited	(4)	96.36
Nonvested at March 31, 2008	453	$101.25

At March 31, 2008, there was $30 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.9 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

4.    Retirement Plans

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the three months ended March 31:

	Pension		OPEB
Millions of Dollars	2008	2007	2008	2007
Net Periodic Benefit Cost/(Benefit):
Service cost	$ 9	$ 9	$ 1	$ 1
Interest cost	33	31	5	5
Expected return on plan assets	(38)	(36)	—	—
Amortization of:
Prior service cost/(credit)	2	2	(8)	(8)
Actuarial loss	1	4	1	3
Net periodic benefit cost/(benefit)	$ 7	$ 10	$ (1)	$ 1

5.    Other Income – Our other income included the following:

	Three Months Ended March 31,
Millions of Dollars	2008	2007
Rental income	$ 24	$17
Net gain on non-operating asset dispositions	11	5
Interest income	8	9
Sale of receivables fees	(7)	(9)
Non-operating environmental costs and other	(11)	(7)
Total	$ 25	$15

6.    Income Taxes – For all federal income tax years prior to 1995, the Internal Revenue Service (IRS) examinations have been completed and the statute of limitations bars any additional assessments by the IRS. We filed interest refund claims for years 1986 through 1994. The IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2004, and we are in different stages of the IRS appeals process for these years. The IRS is examining our tax returns for tax years 2005 and 2006. We believe that we have reached an agreement in principle with the IRS to resolve all of the issues related to tax years 1995 through 1998, including the previously reported dispute over certain donations of property, except for calculations of interest based on that agreement. We anticipate signing a closing agreement with the IRS in 2008. Once formalized, we anticipate that this agreement will result in an immaterial reduction of income tax expense. Additionally, several state taxing authorities are currently examining our state income tax returns for tax years 2001 through 2005.

At March 31, 2008, our liability for unrecognized tax benefits was $167 million, of which $143 million was classified as a current liability for anticipated tax payments in 2008 related to federal and state income tax examinations, primarily the anticipated settlement for tax years 1995 through 1998 described above.

In the third quarter of 2007, the State of Illinois enacted new tax legislation that changed how we determine the amount of our income subject to Illinois tax. This legislation increased our deferred tax expense by $27 million in the third quarter of 2007. In January of 2008, Illinois enacted technical corrections legislation that made additional changes in how we determine the amount of our income subject to Illinois tax. This technical corrections legislation reduced our deferred tax expense by $16 million in the first quarter of 2008.

7.    Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
Millions, Except Per Share Amounts	2008	2007
Net income	$ 443	$ 386
Weighted-average number of shares outstanding:
Basic	259.2	270.6
Dilutive effect of stock options	1.8	2.0
Dilutive effect of retention shares and units	0.4	0.2
Diluted	261.4	272.8
Earnings per share – basic	$ 1.71	$ 1.43
Earnings per share – diluted	$ 1.70	$ 1.41
Common stock options excluded as their inclusion would be antidilutive	0.8	1.1

8.    Comprehensive Income/(Loss) – Comprehensive income/(loss) was as follows:

	Three Months Ended March 31,
Millions of Dollars	2008	2007
Net income	$443	$386
Other comprehensive income:
Defined benefit plans	(4)	1
Foreign currency translation	3	—
Derivatives	(1)	—
Total other comprehensive income/(loss) [a]	$ (2)	$ 1
Total comprehensive income	$441	$387

[a]

Net of deferred taxes of $2 million during the three months ended March 31, 2008. The deferred taxes associated with other comprehensive income during the three months ended March 31, 2007 were negligible.

The components of accumulated other comprehensive loss were as follows:

Millions of Dollars	Mar. 31, 2008	Dec. 31, 2007
Defined benefit plans	$(59)	$(55)
Foreign currency translation	(12)	(15)
Derivatives	(5)	(4)
Total	$(76)	$(74)

9.    Properties

The following table lists the major categories of property and equipment, as well as the average composite depreciation rate for each category:

Millions of Dollars, Except Percentages	Mar. 31, 2008	Dec. 31, 2007	Depreciation Rate for 2008
Land	$ 4,625	$ 4,627	N/A
Road [a]	33,589	33,034	3.1%
Equipment [b]	7,263	7,308	4.4%
Computer hardware and software	529	510	14.3%
Other	173	175	N/A
Total properties	46,179	45,654	N/A
Accumulated depreciation	(11,740)	(11,496)	N/A
Net properties	$ 34,439	$ 34,158	N/A

[a]	Road property consists of track and other roadway structure such as bridges and signals.
[b]	Equipment property includes locomotives, freight cars, and work equipment.

10.    Accounts Payable and Other Current Liabilities

Millions of Dollars	Mar. 31, 2008	Dec. 31, 2007
Accounts payable	$ 730	$ 732
Accrued wages and vacation	404	394
Accrued casualty costs	370	371
Income and other taxes	474	343
Dividends and interest	254	284
Equipment rents payable	100	103
Other	612	675
Total accounts payable and other current liabilities	$2,944	$2,902

11.    Fair Value Measurements

During the first quarter of 2008, we fully adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 established a framework for measuring fair value and expanded disclosures about fair value measurements. The adoption of FAS 157 had no impact on our financial position or results of operations.

FAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that each asset and liability carried at fair value be classified into one of the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

At March 31, 2008, the fair value of our derivative assets was approximately $11 million (see note 12). We determined the fair values of our derivative financial instrument positions based upon current fair values as quoted by recognized dealers or in the present value of expected future cash flows. As prescribed by the FAS 157 levels listed above, we recognize the fair value of our derivative assets as a Level 2 valuation.

12.    Financial Instruments

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At March 31, 2008 and December 31, 2007, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in interest rates. We account for swaps as fair value hedges using the short-cut method pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133); therefore, we do not record any ineffectiveness within our Condensed Consolidated Financial Statements.

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions of Dollars, Except Percentages	March 31, 2008	December 31, 2007
Amount of debt hedged	$250	$250
Percentage of total debt portfolio	3%	3%
Gross fair value asset position	$ 11	$ 2

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At March 31, 2008 and December 31, 2007, we had reductions of $5 million and $4 million, respectively, recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of March 31, 2008 and December 31, 2007, we had no interest rate cash flow hedges outstanding.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at March 31, 2008 and December 31, 2007. The value of the outstanding undivided interest held by investors under the facility was $600 million at March 31, 2008 and December 31, 2007, respectively. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,150 million and $1,071 million of accounts receivable held by UPRI at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, the value of the interest retained by UPRI was $550 million and $471 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate us for these responsibilities. The Railroad collected approximately $4.1 billion and $3.8 billion during the three months ended March 31, 2008 and 2007, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $7 million and $9 million for the three months ended March 31, 2008 and 2007, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI. In August 2007, the sale of receivables program was renewed for an additional 364-day period without any significant changes in terms.

13.    Debt

Credit Facilities – On March 31, 2008, $1.9 billion of credit was available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2008. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires the maintenance of a debt-to-net-worth coverage ratio. At March 31, 2008 and December 31, 2007, we were in compliance with this covenant. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility expires in April 2012 and includes a change-of-control provision.

In addition to our revolving credit facility, a $75 million uncommitted line of credit was available as of March 31, 2008. The line of credit was cancelled in April 2008, and was not used in 2008.

In January of 2008, we issued $100 million of commercial paper of which $50 million was issued at 3.65%, matured and was repaid in March of 2008. The remaining $50 million was issued at 3.5% and matures in April of 2008. Outstanding commercial paper balances are supported by our revolving credit facility, but do not reduce the amount of borrowings available under our revolving credit facility.

Shelf Registration Statement and Significant New Borrowings – Under our current shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

On February 5, 2008, we issued $750 million of 5.70% unsecured fixed-rate notes due August 15, 2018. The net proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions.

We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time. At March 31, 2008, we had authority to issue up to $750 million under the shelf registration.

On April 17, 2008, we borrowed $100 million under a 5-year term loan facility (the loan). The loan has a floating rate based on London Interbank Offered Rates, plus a spread, and is prepayable in whole or in part without a premium prior to maturity. The agreement documenting the loan has provisions similar to our revolving credit facility, including identical debt-to-net-worth covenant and change-of-control provision and similar, customary default provisions. The agreement does not include any other financial restrictions, credit rating triggers, or any other provision that would require us to post collateral.

14.    Commitments and Contingencies

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

Our personal injury liability activity was as follows:

	Three Months Ended March 31,
Millions of Dollars	2008	2007
Beginning balance	$593	$631
Accruals	61	31
Payments	(43)	(48)
Ending balance at March 31	$611	$614
Current portion, ending balance at March 31	$204	$233

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $611 million to $661 million. We believe that the $611 million liability recorded at March 31, 2008, is the best estimate of the present value of the future settlement costs of personal injury claims.

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

Our asbestos-related liability activity was as follows:

	Three Months Ended March 31,
Millions of Dollars	2008	2007
Beginning balance	$265	$302
Accruals	—	—
Payments	(4)	(2)
Ending balance at March 31	$261	$300
Current portion, ending balance at March 31	$ 11	$ 13

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at March 31, 2008 and December 31, 2007.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have 346 projects with which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 38 projects that are the subject of actions taken by the U.S. government, 20 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified projects; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities with each project.

When an environmental issue has been identified with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At March 31, 2008, approximately 14% of our environmental liability was discounted at 3.74%, while approximately 13% of our environmental liability was discounted at 4.15% at December 31, 2007.

Our environmental liability activity was as follows:

	Three Months Ended March 31,
Millions of Dollars	2008	2007
Beginning balance	$209	$210
Accruals	11	8
Payments	(9)	(15)
Ending balance at March 31	$211	$203
Current portion, ending balance at March 31	$ 63	$ 54

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

Guarantees – At March 31, 2008, we were contingently liable for $466 million in guarantees. We have recorded a liability of $5 million for the fair value of these obligations as of both March 31, 2008 and December 31, 2007, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Income Taxes – As discussed in note 6, the IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2004, and we are in different stages of the IRS appeals process for these years. The IRS is examining our tax returns for tax years 2005 and 2006. We believe that we have reached an agreement in principle with the IRS to resolve all of the issues related to tax years 1995 through 1998, including the previously reported dispute over certain donations of property, except for calculations of interest based on that agreement. We anticipate signing a closing agreement with the IRS in 2008. At March 31, 2008, we have recorded a current liability of $143 million for anticipated tax payments in 2008 related to federal and state income tax examinations. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our Condensed Consolidated Financial Statements.

15.    Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 20 million shares of Union Pacific Corporation common stock through the end of 2009. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. We funded, and expect to continue to fund, our common stock repurchases through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand at March 31, 2008.

During the three months ended March 31, 2008, we repurchased approximately 3.3 million shares under this program at an aggregate purchase price of approximately $403 million. During the three months ended March 31, 2007, we repurchased approximately 2.0 million shares under this program at an aggregate purchase price of approximately $202 million. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

16.    Accounting Pronouncements – In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS 133 with the intent to clarify how and why companies use derivative instruments. In addition, FAS 161 will require more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. This statement is effective for us beginning in 2009. We are in the process of evaluating the impact FAS 161 may have on our consolidated financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to

Three Months Ended March 31, 2007

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may

be material. Our critical accounting policies are available in Item 7 of our 2007 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first three months of 2008.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.70 per diluted share on net income of $443 million in the first quarter of 2008 compared to earnings of $1.41 per diluted share on net income of $386 million for the first quarter of 2007. Yield increases, network management initiatives, and improved productivity, which reduced workforce levels, more than offset cost increases due to inflation, higher fuel prices, increased casualty expenses and additional weather-related expenses. Volume levels during the first quarter were flat due to continued softness in some market sectors. On January 19, 2008, a massive mudslide occurred near Eugene, Oregon along our I-5 corridor. The mudslide swept track, ties and ballast down the mountainside, burying over 3,000 feet of main line track in 20 feet of mud, snow and downed trees. The line was closed for 11 weeks and traffic was rerouted through either Salt Lake City or over BNSF Railway Company’s lines. Train operations continue to be restricted. We expect normal operations to resume in the second quarter of 2008.

Operationally, we improved our network fluidity versus the first quarter of 2007 despite disruptions caused by the January mudslide and severe snowstorms in the Pacific Northwest (PNW). As reported to the Association of American Railroads (AAR), average train speed improved 2% during the first quarter of 2008 compared to 2007. Focused efforts on terminal processing initiatives and improved asset utilization drove the improvement.

Operating Revenues

	Three Months Ended March 31,		%
Millions of Dollars	2008	2007	Change
Freight revenues	$4,059	$3,655	11%
Other revenues	211	194	9
Total operating revenues	$4,270	$3,849	11%

The primary drivers of freight revenues are volume (carloads) and average revenue per car (ARC). ARC varies with changes in price, commodity mix, and fuel surcharges. Other revenues consist primarily of revenues earned by our subsidiaries, revenues from our commuter rail operations, and accessorial revenues, which we earn when customers retain equipment owned or controlled by us or when we perform additional services such as switching or storage.

We recognize freight revenues on a percentage-of-completion basis as freight moves from origin to destination. We allocate freight revenues between reporting periods based on the relative transit time in each reporting period and recognize expenses as we incur them. We recognize other revenues as we perform services or meet contractual obligations. We provide incentives to our customers for meeting or exceeding specified cumulative volumes or shipping to and from specific locations, which we record as a reduction to freight revenues based on the actual or projected future shipments.

Revenue from all six commodity groups increased during the first quarter of 2008, with particularly strong growth in revenue from agricultural and energy shipments. ARC increased 11% during the first quarter of 2008 driven by core pricing gains and greater fuel cost recoveries, each of which contributed approximately half of the ARC increase. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic, which is described below in more detail. Volume was flat compared to 2007 as declines in automotive, industrial products, and intermodal shipments offset growth of agricultural and energy shipments.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $453 million in freight revenues in the first quarter of 2008 and $340 million in freight revenues in the first quarter of 2007. Fuel surcharge revenue is not comparable to prior periods due to our implementation of new mileage-based fuel surcharge programs in April 2007 for regulated traffic. Regulated traffic represents approximately 19% of our current revenue base. A portion of our non-regulated traffic also was converted to mileage-based fuel surcharge programs. Additionally, we reset the base fuel price at which the new mileage-based fuel surcharges take effect. The resetting of the fuel price at which the fuel surcharge begins, in conjunction with rebasing the affected transportation rates to include a portion of what had been in the fuel surcharge, did not materially change our freight revenue as higher base rates offset lower fuel surcharge revenue.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues	Three Months Ended March 31,		%
Millions of Dollars	2008	2007	Change
Agricultural	$ 756	$ 611	24%
Automotive	363	354	3
Chemicals	603	544	11
Energy	857	731	17
Industrial Products	773	741	4
Intermodal	707	674	5
Total	$4,059	$3,655	11%

Revenue Carloads	Three Months Ended March 31,		%
Thousands	2008	2007	Change
Agricultural	240	219	10%
Automotive	188	201	(6)
Chemicals	225	224	—
Energy	582	551	6
Industrial Products	304	318	(4)
Intermodal	796	821	(3)
Total	2,335	2,334	—%

	Three Months Ended March 31,		%
ARC	2008	2007	Change
Agricultural	$3,151	$2,793	13%
Automotive	1,930	1,759	10
Chemicals	2,676	2,430	10
Energy	1,473	1,326	11
Industrial Products	2,540	2,331	9
Intermodal	889	821	8
Average	$1,738	$1,566	11%

Agricultural Products – Price improvements and volume growth generated higher agricultural freight revenue in the first quarter of 2008 versus 2007. Increased shipments of wheat and food grains and corn and feed grains improved first quarter volumes on strong exports to the Gulf Coast and PNW.

Automotive – Price improvements and fuel surcharges drove automotive freight revenue higher in the first quarter of 2008 compared to 2007, partially offset by lower volume due to a decline in vehicle production by the big three domestic manufacturers as a result of the soft economy and a major parts supplier strike.

Shipments of finished vehicles decreased 12% in the first quarter. Conversely, automotive parts volume increased modestly due to our new intermodal train service between Mexico and Michigan.

Chemicals – Price improvements and fuel surcharges primarily drove higher revenue in the first quarter of 2008, versus the same period in 2007, with a slight increase in volume levels contributing to the growth. New potash business acquired in June of 2007 increased fertilizer shipments in the first quarter of 2008.

Energy – Price increases, fuel surcharges, and higher volume improved revenue growth in the first quarter of 2008 versus 2007. Shipments from the Southern Powder River Basin of Wyoming were up 7% in the first quarter of 2008 compared to 2007, while shipments from the Colorado and Utah mines were up 4%.

Industrial Products – Price improvements and fuel surcharges contributed to higher freight revenue from industrial products in the first quarter of 2008 compared to 2007, partially offset by lower volume levels. Continued softening of the housing market, surplus production, and general market uncertainty resulted in lower lumber, paper, and newsprint shipments in the first quarter of 2008. In addition, cement shipments declined in the first quarter of 2008 due to a weak overall residential construction market, and to extended winter conditions in the Midwest and Texas, which delayed construction projects.

Intermodal – Price increases and fuel surcharges generated the revenue improvement in the first quarter of 2008, partially offset by lower volume levels. Volume from international traffic was down versus 2007, reflecting a general softening of imports from China. Domestic traffic was flat in the first quarter as business from new service offerings and increased business under some of our older, long-term contracts were offset by the loss of a contract.

Mexico Business – Each of our commodity groups include revenue from shipments to and from Mexico. Revenue from Mexico business increased 11% to $389 million in the first quarter of 2008 versus 2007. Higher prices led to the revenue growth during the period.

Operating Expenses

	Three Months Ended March 31,		%
Millions of Dollars	2008	2007	Change
Compensation and benefits	$1,132	$1,165	(3)%
Fuel	957	662	45
Purchased services and materials	469	443	6
Equipment and other rents	342	339	1
Depreciation	340	325	5
Other	242	196	23
Total	$3,482	$3,130	11%

Operating expenses increased $352 million in the first quarter of 2008 versus 2007. Fuel price per gallon rose 47% during the period, which increased operating expenses by $299 million. Wage, benefit and materials inflation, higher casualty expense and costs associated with the January mudslide also increased expenses during the year. Productivity improvements and better resource utilization helped offset these increases.

Compensation and Benefits – Compensation and benefits includes wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Productivity initiatives in all areas led to a 3% decline in our workforce, saving $52 million in the first quarter of 2008. Less need for new train personnel reduced training costs during the quarter, which also contributed to the improvement.

Conversely, general wage and benefit inflation increased expenses in the first quarter, reflecting higher salaries and wages.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Diesel fuel prices, which averaged $2.84 per gallon (including taxes and transportation costs) in the first quarter of 2008 compared to $1.93 per gallon in the same period in 2007, increased expenses by $299 million. A 1% improvement in our fuel consumption rate reduced fuel expense by $9 million due to the use of newer, more fuel-efficient locomotives, our fuel conservation programs, and an increase in average train size. Volume, as measured by gross ton-miles, increased 1% in the first quarter versus 2007, adding $5 million of expenses.

Purchased Services and Materials – Purchased services and materials expense includes the costs of services purchased from outside contractors, materials used to maintain the Railroad’s lines, structures, and equipment, costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, and tools and supplies. Increased contract and consulting fees (including equipment maintenance) of $14 million, higher expenses associated with jointly owned facilities, and increased lodging costs and crew transportation costs due to higher gas prices contributed to the increase of expenses in the first quarter of 2008. Clean-up and restoration costs related to the January mudslide also increased expenses in the first quarter of 2008.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Higher locomotive lease expense was mostly offset by lower volume-related costs in our short-term freight car rental expense due to fewer shipments of finished vehicles and industrial products.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the first quarter of 2008.

Other – Other costs include personal injury costs, freight and property damage, insurance, environmental expense, state and local taxes, utilities, telephone and cellular expenses, employee travel expense, and computer software and other general expenses. Other costs were higher in the first quarter of 2008 compared to the first quarter of 2007, primarily driven by an increase in personal injury expenses. We completed an actuarial study in the first quarter of 2007, which resulted in a reduction of personal injury expense of $30 million, reflecting improvements in our safety experience and lower estimated costs to resolve or settle these claims. Increased utility costs and state and local taxes also contributed to higher other costs in the first quarter of 2008.

Non-Operating Items

	Three Months Ended March 31,		%
Millions of Dollars	2008	2007	Change
Other income	$ 25	$ 15	67%
Interest expense	(126)	(113)	12
Income taxes	(244)	(235)	4

Other Income – Other income increased in the first quarter 2008 compared to 2007 due to increased gains on real estate sales and license and rental income. Conversely, higher 2008 environmental expense associated with our non-operating properties partially offset the first quarter increases.

Interest Expense – Interest expense increased in the first quarter of 2008 versus 2007. A higher weighted average debt level of $7.9 billion compared to $6.8 billion in 2007, partially offset by a lower effective interest rate of 6.3% in 2008 compared to 6.7% in 2007, drove the increase of interest expense.

Income Taxes – Income taxes were $9 million higher in the first quarter 2008 compared to the same period in 2007. Higher pre-tax income in 2008 increased tax expense by $25 million, which was partially offset by the effect of state tax legislation that reduced tax expense by $16 million. This legislation also lowered our effective tax rate for the first quarter of 2008 to 35.5%, compared to 37.8% for the first quarter of 2007.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads, including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended March 31,		%
	2008	2007	Change
Average train speed (miles per hour)	22.2	21.7	2%
Average terminal dwell time (hours)	25.2	25.3	—%
Average rail car inventory (thousands)	306.3	309.6	(1)%
Gross ton-miles (billions)	257.2	254.9	1%
Revenue ton-miles (billions)	140.7	135.1	4%
Operating ratio	81.5	81.3	0.2	pt
Employees (average)	49,073	50,771	(3)%
Customer satisfaction index	81	79	2	pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Ongoing network management initiatives and productivity improvements contributed to a 2% improvement in average train speed during for the first quarter of 2008 compared to 2007.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time is favorable. Average terminal dwell was flat in the first quarter of 2008 compared to 2007. We continue with our ongoing management initiatives and directed efforts to more timely deliver rail cars to our interchange partners and customers.

Average Rail Car Inventory – Our average rail car inventory is the number of freight cars on-line throughout the system. Lower rail car inventory is desirable for network fluidity. Our rail car inventory improved 1% during the first quarter of 2008 compared to 2007 as we continued to focus on network management initiatives.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross and revenue ton-miles increased 1% and 4%, respectively, in the first quarter of 2008 while carloadings were flat. A mix shift in freight shipments drove the increases in both gross and revenue ton-miles relative to carloading volume.

Operating Ratio – Operating ratio is defined as our operating expenses as a percentage of operating revenue. Our operating ratio was 81.5% and 81.3% in the first quarter of 2008 and 2007, respectively. A

47% increase in fuel prices, which increases both operating expenses and operating revenues through fuel surcharges, drove the higher operating ratio. Yield increases, network management initiatives, and improved productivity mostly offset the impact of higher fuel prices.

Employees – Productivity initiatives reduced employee levels throughout the Company in the first quarter of 2008 versus 2007. Fewer train and engine personnel due to improved network productivity and less training needs drove the change, partially offset by more employees needed for increased track repair and maintenance programs.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement in survey results in the first quarter of 2008 generally reflects customer recognition of our improving service.

Debt to Capital / Adjusted Debt to Capital

Millions of Dollars, Except Percentages	March 31, 2008	December 31, 2007
Debt to Capital:
Debt (a)	$ 8,118	$ 7,682
Equity	15,557	15,585
Capital (b)	$23,675	$23,267
Debt to capital (a/b)	34.3%	33.0%
Adjusted Debt to Capital:
Debt	$ 8,118	$ 7,682
Value of sold receivables	600	600
Net present value of operating leases	3,687	3,783
Adjusted debt (a)	$12,405	$12,065
Equity	15,557	15,585
Adjusted capital (b)	$27,962	$27,650
Adjusted debt to capital (a/b)	44.4%	43.6%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide a reconciliation from debt to capital to adjusted debt to capital. Our March 31, 2008, debt to capital ratios increased as a result of a $436 million net increase in debt from December 31, 2007, and purchases of our common stock under our share repurchase program, partially offset by an increase in retained earnings due to higher earnings in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows	Three Months Ended March 31,
Millions of Dollars	2008	2007
Cash provided by operating activities	$ 835	$ 731
Cash used in investing activities	(771)	(677)
Cash used in financing activities	(115)	(283)
Net change in cash and cash equivalents	$ (51)	$(229)

Cash Provided by Operating Activities – Higher income in the first three months of 2008 and changes in working capital combined to increase cash provided by operating activities. Higher inventory balances due to fuel prices partially offset this increase.

Cash Used in Investing Activities – Higher capital investments due in part to the Oregon mudslide drove the increase in cash used in investing in the first quarter of 2008. Higher proceeds from asset sales partially offset these increases.

The table below details our cash capital investments.

	Three Months Ended March 31,
Millions of Dollars	2008	2007
Track	$407	$362
Capacity and commercial facilities	120	83
Locomotives and freight cars	31	28
Other	62	41
Total	$620	$514

Cash Used in Financing Activities – Cash used in financing activities decreased in the first three months of 2008 versus 2007 due to debt issuances of $842 million, partially offset by an increase of $269 million in the repurchase of common shares and higher debt repayments of $363 million.

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

	Three Months Ended March 31,
Millions of Dollars	2008	2007
Cash provided by operating activities	$ 835	$ 731
Cash used in investing activities	(771)	(677)
Dividends paid	(115)	(83)
Free cash flow	$ (51)	$ (29)

Financing Activities

Credit Facilities – On March 31, 2008, $1.9 billion of credit was available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2008. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires the maintenance of a debt-to-net-worth coverage ratio. At March 31, 2008 and December 31, 2007, we were in compliance with this covenant. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility expires in April 2012 and includes a change-of-control provision.

In addition to our revolving credit facility, a $75 million uncommitted line of credit was available as of March 31, 2008. The line of credit was cancelled in April 2008, and was not used in 2008.

In January of 2008, we issued $100 million of commercial paper of which $50 million was issued at 3.65%, matured and was repaid in March of 2008. The remaining $50 million was issued at 3.5% and matures in April of 2008. Outstanding commercial paper balances are supported by our revolving credit facility, but do not reduce the amount of borrowings available under our revolving credit facility.

Shelf Registration Statement and Significant New Borrowings – Under our current shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

On February 5, 2008, we issued $750 million of 5.70% unsecured fixed-rate notes due August 15, 2018. The net proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions.

We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time. At March 31, 2008, we had authority to issue up to $750 million under the shelf registration.

On April 17, 2008, we borrowed $100 million under a 5-year term loan facility (the loan). The loan has a floating rate based on London Interbank Offered Rates, plus a spread, and is prepayable in whole or in part without a premium prior to maturity. The agreement documenting the loan has provisions similar to our revolving credit facility, including identical debt-to-net-worth covenant and change-of-control provision and similar, customary default provisions. The agreement does not include any other financial restrictions, credit rating triggers, or any other provision that would require us to post collateral.

Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 20 million shares of Union Pacific Corporation common stock through the end of 2009. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. We funded, and expect to continue to fund, our common stock repurchases through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand at March 31, 2008.

During the three months ended March 31, 2008, we repurchased approximately 3.3 million shares under this program at an aggregate purchase price of approximately $403 million. During the three months ended March 31, 2007, we repurchased approximately 2.0 million shares under this program at an aggregate purchase price of approximately $202 million. These shares were recorded in treasury stock at cost, which includes any applicable commissions and fees.

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

The following tables identify material obligations and commitments as of March 31, 2008:

		Payments Due by March 31,
Contractual Obligations Millions of Dollars	Total	2009	2010	2011	2012	2013	After 2013	Other
Debt [a]	$11,574	$1,010	$ 570	$1,152	$ 369	$1,472	$ 7,001	$—
Operating leases	5,784	650	590	606	500	401	3,037	—
Capital lease obligations [b]	1,736	177	162	155	133	156	953	—
Purchase obligations [c]	3,742	761	655	340	281	210	1,495	—
Other post retirement benefits [d]	396	39	40	41	41	41	194	—
Income tax contingencies [e]	167	143	—	—	—	—	—	24
Total contractual obligations	$23,399	$2,780	$2,017	$2,294	$1,324	$2,280	$12,680	$ 24

[a]

Excludes capital lease obligations of $1,159 million, unamortized discount of $(106) million, and market value adjustments of $11 million for debt with qualifying hedges that are recorded as assets on the Condensed Consolidated Statements of Financial Position. Includes an interest component of $4,520 million.

[b]	Represents total obligations, including interest component of $577 million.
[c]	Purchase obligations include locomotive maintenance contracts; purchase commitments for locomotives, ties, ballast, and track; and agreements to purchase other goods and services.
[d]

Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.

[e]

Future cash flows for income tax contingencies reflect the liability recorded, including interest and penalties, in accordance with FIN 48 as of March 31, 2008. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

		Amount of Commitment Expiration by March 31,
Other Commercial Commitments Millions of Dollars	Total	2009	2010	2011	2012	2013	After 2013
Credit facilities [a]	$1,975	$ 75	$—	$—	$—	$1,900	$—
Sale of receivables [b]	600	600	—	—	—	—	—
Guarantees [c]	466	15	53	32	57	22	287
Standby letters of credit [d]	28	28	—	—	—	—	—
Total commercial commitments	$3,069	$718	$ 53	$ 32	$ 57	$1,922	$287

[a]	None of the credit facilities were used as of March 31, 2008.
[b]	$600 million of the sale of receivables program was utilized at March 31, 2008.
[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.
[d]	None of the letters of credit were drawn upon as of March 31, 2008.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at March 31, 2008 and December 31, 2007. The value of the outstanding undivided interest held by investors under the facility was $600 million at March 31, 2008 and December 31, 2007, respectively. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial

Statements. The value of the undivided interest held by investors was supported by $1,150 million and $1,071 million of accounts receivable held by UPRI at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, the value of the interest retained by UPRI was $550 million and $471 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate us for these responsibilities. The Railroad collected approximately $4.1 billion and $3.8 billion during the three months ended March 31, 2008 and 2007, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $7 million and $9 million for the three months ended March 31, 2008 and 2007, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

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

Accounting Pronouncements – In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FAS 161). FAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to clarify how and why companies use derivative instruments. In addition, FAS 161 will require more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. This statement is effective for us beginning in 2009. We are in the process of evaluating the impact FAS 161 may have on our consolidated financial position, results of operations and cash flows.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements and information set forth under the caption “2008 Outlook” in Item 7 of our 2007 Annual Report on Form 10-K, and any other statements or information in this report (including information incorporated herein by reference) regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, transportation plan modifications, and management of customer traffic on the system to meet demand; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our Annual Report on Form 10-K, filed on February 28, 2008, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report.

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

I tem 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2007 Annual Report on Form 10-K.

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

Environmental Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, the Illinois Attorney General’s office filed an Agreed Order and Complaint and a Complaint for Injunctive and Other Relief on October 7, 2004, in the Circuit Court for the Twentieth Judicial Circuit (St. Clair County) against The Alton & Southern Railway Company, a wholly-owned subsidiary of the Railroad, as a result of a collision and derailment on September 21, 2004. The State of Illinois sought to enjoin The Alton & Southern Railway Company from further violations, as well as payment of a monetary penalty. The Railroad reached a tentative agreement with the State of Illinois that will require the payment of a penalty in the amount of $48,000. The Railroad currently is discussing with the State the possibility of performing a supplemental environmental project in lieu of the penalty.

As we reported in our Annual Report on Form 10-K for 2005, the Illinois Attorney General’s office filed a complaint in the Circuit Court for the Twenty-First Judicial Circuit (St. Clair County) seeking injunctive relief and civil penalties against the Railroad relating to a collision between UPRR and Norfolk Southern Railway Company (NS) trains near Momence, Illinois, on November 24, 2005. The collision derailed approximately five locomotives and 30 railcars. Two of the UPRR locomotives and two of the NS locomotives caught fire, and four of the locomotives released approximately 16,000 gallons of diesel fuel. Other cars carrying food products derailed and released an unknown amount of these products. The State of Illinois sought a permanent injunction against the Railroad ordering it to continue remediation. The State of Illinois also sought to enjoin UPRR from further violations and payment of a monetary penalty. The Railroad reached a tentative agreement with the State of Illinois that will require payment of $60,000, which includes a penalty payment and the amount of the State’s response costs. The Railroad is discussing the possibility of performing a supplemental environmental project in lieu of the penalty with respect to this matter as well.

As we reported in our Annual Report on Form 10-K for 2003, the United States Attorney for the Central District of California notified the Railroad that the office intended to pursue criminal charges against the Railroad for alleged violations of federal environmental laws, including the federal Clean Water Act, in connection with releases of oil contaminated wastewater from our Taylor Yard in 2001 and 2003. On July 31, 2006, the United States Attorney filed criminal misdemeanor charges against the Railroad for these releases in the United States District Court for the Central District of California, and we received the Summons from the Court on August 8, 2006. On March 27, 2008, the Railroad executed a plea agreement resolving this matter pursuant to which it agreed to plead guilty to two misdemeanors, pay a fine of $200,000, and make an additional community service payment of $200,000 to the National Fish and Wildlife Foundation.

Other Matters

None.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2008:

Period	Total Number of Shares Purchased [a]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Jan. 1 through Jan. 31	583,274	$121.03	524,487	6,851,992
Feb. 1 through Feb. 29	1,043,268	124.84	985,252	5,866,740
Mar. 1 through Mar. 31	1,748,714	123.92	1,746,400	4,120,340
Total	3,375,256	$123.71	3,256,139	N/A
[a]

Total number of shares purchased during the quarter includes 119,117 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On January 30, 2007, our Board of Directors authorized us to repurchase up to 20 million shares of our common stock through December 31, 2009. We may make these repurchases on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restriction – We have a restriction related to the payment of cash dividends to our shareholders due to a debt-to-net-worth covenant requirement under our current revolving credit facility. The amount of retained earnings available for dividends was $11.3 billion and $11.5 billion at March 31, 2008 and December 31, 2007, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement
12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2008 and 2007.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James R. Young and Robert M. Knight, Jr.

Description of Exhibits Incorporated by Reference

3(a)	By-Laws of UPC, effective October 1, 2007, are incorporated herein by reference to Exhibit 3 to the Corporation’s Current Report of Form 8-K filed on October 2, 2007.

3(b)

Revised Articles of Incorporation of UPC, as amended through April 25, 1996, are incorporated herein by reference to Exhibit 3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

4	Form of Debt Security (Note) is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, dated February 5, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 24, 2008

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek

Jeffrey P. Totusek,
Vice President and Controller
(Principal Accounting Officer)