Form 10-Q
period 2008-06-30
UNION PACIFIC CORP
filed 2008-07-24
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

  ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☑    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  ☐  Yes    ☑  No

As of July 18, 2008, there were 552,778,012 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item  1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended June 30,	2008	2007
Operating revenues:
Freight revenues	$4,349	$3,853
Other revenues	219	193
Total operating revenues	4,568	4,046
Operating expenses:
Compensation and benefits	1,101	1,145
Fuel	1,159	753
Purchased services and materials	494	478
Depreciation	346	327
Equipment and other rents	338	354
Other	199	202
Total operating expenses	3,637	3,259
Operating income	931	787
Other income	19	36
Interest expense	(128)	(120)
Income before income taxes	822	703
Income taxes	(291)	(257)
Net income	$531	$446
Share and Per Share (notes 3 and 8):
Earnings per share – basic	$1.03	$0.83
Earnings per share – diluted	$1.02	$0.82
Weighted average number of shares – basic	514.3	536.4
Weighted average number of shares – diluted	519.0	541.5
Dividends declared per share	$0.22	$0.175

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Six Months Ended June 30,	2008	2007
Operating revenues:
Freight revenues	$8,408	$7,508
Other revenues	430	387
Total operating revenues	8,838	7,895
Operating expenses:
Compensation and benefits	2,233	2,310
Fuel	2,116	1,415
Purchased services and materials	963	921
Depreciation	686	652
Equipment and other rents	680	693
Other	441	398
Total operating expenses	7,119	6,389
Operating income	1,719	1,506
Other income	44	51
Interest expense	(254)	(233)
Income before income taxes	1,509	1,324
Income taxes	(535)	(492)
Net income	$974	$832
Share and Per Share (notes 3 and 8):
Earnings per share – basic	$1.89	$1.54
Earnings per share – diluted	$1.87	$1.53
Weighted average number of shares – basic	516.3	538.8
Weighted average number of shares – diluted	521.0	543.6
Dividends declared per share	$0.44	$0.35

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars	Jun. 30, 2008	Dec. 31, 2007
Assets
Current assets:
Cash and cash equivalents	$ 611	$ 878
Accounts receivable, net	877	632
Materials and supplies	580	453
Current deferred income taxes	346	336
Other current assets	262	295
Total current assets	2,676	2,594
Investments	979	923
Net properties (note 10)	34,960	34,158
Other assets	497	358
Total assets	$39,112	$38,033
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (note 11)	$ 3,209	$ 2,902
Debt due within one year (note 14)	145	139
Total current liabilities	3,354	3,041
Debt due after one year (note 14)	8,154	7,543
Deferred income taxes	10,220	10,050
Other long-term liabilities	1,818	1,814
Commitments and contingencies (note 15)
Total liabilities	23,546	22,448
Common shareholders’ equity (note 3):
Common shares, $2.50 par value, 800,000,000 and 500,000,000 authorized; 552,786,608 and 276,162,141 issued; 511,748,260 and 260,869,647 outstanding, respectively	1,382	690
Paid-in-surplus	3,926	3,926
Retained earnings	12,721	12,667
Treasury stock	(2,394)	(1,624)
Accumulated other comprehensive loss	(69)	(74)
Total common shareholders’ equity	15,566	15,585
Total liabilities and common shareholders’ equity	$39,112	$38,033

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Six Months Ended June 30,	2008	2007
Operating Activities
Net income	$ 974	$ 832
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	686	652
Deferred income taxes and unrecognized tax benefits	160	99
Stock-based compensation expense	31	22
Net gain from asset sales	(19)	(17)
Other operating activities, net	36	(177)
Changes in current assets and liabilities, net	(32)	73
Cash provided by operating activities	1,836	1,484
Investing Activities
Capital investments	(1,324)	(1,101)
Proceeds from asset sales	45	41
Acquisition of equipment pending financing	(307)	(438)
Proceeds from sale of assets financed	175	36
Other investing activities	(71)	(45)
Cash used in investing activities	(1,482)	(1,507)
Financing Activities
Debt issued	942	494
Common share repurchases (note 16)	(910)	(604)
Debt repaid	(497)	(84)
Dividends paid	(230)	(178)
Cash received for option exercises	62	79
Treasury shares repurchased for employee payroll taxes	(25)	(27)
Excess tax benefits from equity compensation plans	40	36
Other financing activities	(3)	2
Cash used in financing activities	(621)	(282)
Net change in cash and cash equivalents	(267)	(305)
Cash and cash equivalents at beginning of year	878	827
Cash and cash equivalents at end of period	$ 611	$ 522
Changes in Current Assets and Liabilities
Accounts receivable, net	$ (245)	$ (41)
Materials and supplies	(127)	(50)
Other current assets	33	(74)
Accounts payable and other current liabilities	307	238
Total	$ (32)	$ 73
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital lease financings	$ 175	$ 41
Cash dividends declared but not yet paid	110	91
Capital investments accrued but not yet paid	93	70
Common shares repurchased but not yet paid	56	23
Cash paid during the year for:
Interest, net of amounts capitalized	$ (252)	$ (229)
Income taxes, net of refunds	(210)	(395)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars Thousands of Shares	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss) (note 9)	Total
Balance at December 31, 2006	275,962	(5,790)	$ 690	$3,943	$11,215	$ (394)	$(142)	$15,312
Cumulative effect of adoption of FIN 48	—	—	—	—	(7)	—	—	(7)
Balance at January 1, 2007	275,962	(5,790)	$ 690	$3,943	$11,208	$ (394)	$(142)	$15,305
Comprehensive income:
Net income			—	—	832	—	—	832
Other comp. income			—	—	—	—	5	5
Total comp. income (note 9)			—	—	832	—	5	837
Conversion, stock option exercises, and other	206	1,719	—	12	—	107	—	119
Share repurchases (note 16)	—	(5,694)	—	—	—	(627)	—	(627)
Cash dividends declared ($0.70 per share)	—	—	—	—	(189)	—	—	(189)
Balance at June 30, 2007	276,168	(9,765)	$ 690	$3,955	$11,851	$ (914)	$(137)	$15,445

Balance at January 1, 2008	276,162	(15,292)	$ 690	$3,926	$12,667	$(1,624)	$ (74)	$15,585
Comprehensive income:
Net income			—	—	974	—	—	974
Other comp. income			—	—	—	—	5	5
Total comp. income (note 9)			—	—	974	—	5	979
Conversion, stock option exercises, and other	463	2,394	1	—	—	113	—	114
Share repurchases (note 16)	—	(12,849)	—	—	—	(883)	—	(883)
Common stock dividend (note 3)	276,162	(15,292)	691	—	(691)	—	—	—
Cash dividends declared ($0.44 per share)	—	—	—	—	(229)	—	—	(229)
Balance at June 30, 2008	552,787	(41,039)	$1,382	$3,926	$12,721	$(2,394)	$ (69)	$15,566

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

1.    Basis of Presentation – Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Our Consolidated Statement of Financial Position at December 31, 2007, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2007 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results for the entire year ending December 31, 2008.

Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications include reporting freight revenues instead of commodity revenues. The amounts reclassified from freight revenues to other revenues totaled $12 million and $9 million for the three months and six months ended June 30, 2007, respectively. In addition, we modified our operating expense categories to report fuel used in railroad operations as a stand-alone category, to combine purchased services and materials into one line, and to reclassify certain other expenses among operating expense categories. These reclassifications had no impact on previously reported operating revenues, total operating expenses, operating income or net income.

2.    Operations and Segmentation – The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2008	2007	2008	2007
Agricultural	$ 778	$ 605	$1,534	$1,216
Automotive	352	387	715	741
Chemicals	654	574	1,257	1,118
Energy	919	761	1,776	1,492
Industrial Products	877	805	1,650	1,546
Intermodal	769	721	1,476	1,395
Total freight revenues	4,349	3,853	8,408	7,508
Other revenues	219	193	430	387
Total operating revenues	$4,568	$4,046	$8,838	$7,895

3.    Stock Split – On May 28, 2008, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. The stock split entitled all shareholders of record at the close of business on May 12, 2008, to receive one additional share of our common stock, par value $2.50 per share, for each share of common stock held on that date. All references to common shares and per share amounts (excluding the Condensed Consolidated Statements of Changes in Common Shareholders’ Equity and December 31, 2007, Condensed Consolidated Statements of Financial Position) have been restated to reflect the stock split for all periods presented.

4.    Stock-Based Compensation – We have several stock-based compensation plans under which employees and non-employee directors receive stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards.” We have elected to issue treasury shares to cover option exercises and stock unit vestings, while new shares are issued when retention shares vest. Information regarding stock-based compensation appears in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2008	2007	2008	2007
Stock-based compensation, before tax:
Stock options	$ 6	$ 5	$12	$10
Retention awards	11	6	19	12
Total stock-based compensation, before tax	$17	$11	$31	$22
Total stock-based compensation, after tax	$10	$ 7	$19	$14

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average assumptions used for valuation purposes:

	Six Months Ended June 30,
Weighted-Average Assumptions	2008	2007
Risk-free interest rate	2.8%	4.9%
Dividend yield	1.4%	1.4%
Expected life (years)	5.3	4.7
Volatility	22.2%	20.9%
Weighted-average grant-date fair value of options granted	$13.35	$11.17

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

A summary of stock option activity during the six months ended June 30, 2008 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2008	15,127	$35.77	6.0 yrs.	$409
Granted	1,571	62.40	N/A	N/A
Exercised	(3,440)	32.15	N/A	N/A
Forfeited or expired	(294)	32.56	N/A	N/A
Outstanding at June 30, 2008	12,964	$40.03	6.5 yrs.	$460
Vested or expected to vest at June 30, 2008	11,313	$39.05	6.2 yrs.	$412
Options exercisable at June 30, 2008	9,132	$34.53	5.5 yrs.	$374

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at June 30, 2008 are subject to performance or market-based vesting conditions.

At June 30, 2008, there was $34 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2008	2007	2008	2007
Intrinsic value of stock options exercised	$90	$60	$125	$97
Cash received from option exercises	35	42	62	78
Tax benefit realized from option exercises	34	22	47	38
Aggregate grant-date fair value of stock options vested	—	—	21	10

Retention Awards – The fair value of retention awards is based on the closing price of the stock at the grant date. Dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2008 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	1,624	$42.04
Granted	652	62.39
Vested	(195)	32.42
Forfeited	(37)	44.53
Nonvested at June 30, 2008	2,044	$49.38

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At June 30, 2008, there was $66 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.4 years.

Performance Retention Awards – In January 2008, our Board of Directors approved performance stock unit grants. Other than higher performance targets, the basic terms of these performance stock units are identical to those granted in January 2006 and January 2007, including using annual return on invested capital (ROIC) as the performance measure. Stock units awarded to selected employees under these grants are subject to continued employment for 37 months and the attainment of certain levels of ROIC. We will expense the fair value of the units that are probable of being earned based on our forecasted ROIC over the 3-year performance period. We measure the fair value of these performance stock units based upon the closing price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. Dividend equivalents are paid to participants only after the units are earned.

The assumptions used to calculate the present value of estimated future dividends related to the January 2008 grant are as follows:

2008
Dividend per share per quarter	$0.22
Risk-free interest rate at date of grant	2.3%

Changes in our performance retention awards during the six months ended June 30, 2008, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	589	$45.27
Granted	325	60.25
Vested	(2)	44.33
Forfeited	(20)	50.13
Nonvested at June 30, 2008	892	$50.63

At June 30, 2008, we had $26 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.7 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

5.    Retirement Plans

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

The components of our net periodic pension costs were as follows:

	Pension
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2008	2007	2008	2007
Service cost	$ 9	$ 10	$ 18	$ 19
Interest cost	33	31	66	62
Expected return on plan assets	(38)	(36)	(76)	(72)
Amortization of:
Prior service cost	1	1	3	3
Actuarial loss	2	4	3	8
Net periodic benefit cost	$ 7	$ 10	$ 14	$ 20

The components of our net periodic OPEB costs/(benefit) were as follows:

	OPEB
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2008	2007	2008	2007
Service cost	$ 1	$ 1	$ 2	$ 2
Interest cost	5	6	10	11
Amortization of:
Prior service credit	(9)	(8)	(17)	(16)
Actuarial loss	2	2	3	5
Net periodic benefit cost/(benefit)	$(1)	$ 1	$ (2)	$ 2

6.    Other Income – Our other income included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2008	2007	2008	2007
Rental income	$20	$18	$ 44	$ 35
Net gain on non-operating asset dispositions	8	12	19	17
Interest income	4	12	12	21
Sale of receivables fees	(5)	(8)	(12)	(17)
Non-operating environmental costs and other	(8)	2	(19)	(5)
Total	$19	$36	$ 44	$ 51

7.    Income Taxes – For all federal income tax years prior to 1995, the Internal Revenue Service (IRS) examinations have been completed and the statute of limitations bars any additional assessments by the IRS. We filed interest refund claims in 2007 for years 1986 through 1994, and we received the refunds in April of 2008. The IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2004, and we are in the IRS appeals process for these years. The IRS is examining our tax returns for tax years 2005 and 2006. We believe that we have reached an agreement in principle with the IRS to resolve all of the issues related to tax years 1995 through 1998, including the previously reported dispute over certain donations of property, except for calculations of interest based on that agreement. We anticipate signing a closing agreement with the IRS in 2008. Once formalized, we anticipate that this agreement will result in an immaterial reduction of income tax expense. Additionally, several state taxing authorities are currently examining our state income tax returns for tax years 2001 through 2005.

At June 30, 2008, our liability for unrecognized tax benefits was $167 million, of which $144 million was classified as a current liability for anticipated tax payments in the next twelve months related to federal and state income tax examinations, primarily for the anticipated settlement for tax years 1995 through 1998 described above.

8.    Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share for the three and six months ended June 30, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, Except Per Share Amounts	2008	2007	2008	2007
Net income	$ 531	$ 446	$ 974	$ 832
Weighted-average number of shares outstanding:
Basic	514.3	536.4	516.3	538.8
Dilutive effect of stock options	3.7	4.4	3.8	4.2
Dilutive effect of retention shares and units	1.0	0.7	0.9	0.6
Diluted	519.0	541.5	521.0	543.6
Earnings per share – basic	$ 1.03	0.83	$ 1.89	1.54
Earnings per share – diluted	$ 1.02	0.82	$ 1.87	1.53
Common stock options excluded as their inclusion would be antidilutive	—	1.2	0.8	1.7

9.    Comprehensive Income – Our comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2008	2007	2008	2007
Net income	$531	$446	$974	$832
Other comprehensive income:
Defined benefit plans	—	—	(4)	1
Foreign currency translation	6	3	9	3
Derivatives	1	1	—	1
Total other comprehensive income [a]	$7	$4	$ 5	$ 5
Total comprehensive income	$538	$450	$979	$837

[a]	Net of deferred taxes of $4 million and $6 million during the three and six months ended June 30, 2008, respectively, and $2 million during both the three and six months ended June 30, 2007.

The components of accumulated other comprehensive loss were as follows:

Millions of Dollars	Jun. 30, 2008	Dec. 31, 2007
Defined benefit plans	$(59)	$(55)
Foreign currency translation	(6)	(15)
Derivatives	(4)	(4)
Total	$(69)	$(74)

10.    Properties – The following table lists the major categories of property and equipment, as well as the average composite depreciation rate for each category:

Millions of Dollars, Except Percentages	Jun. 30, 2008	Dec. 31, 2007	Depreciation Rate for 2008
Land	$ 4,630	$ 4,627	N/A
Road [a]	34,141	33,034	3.1%
Equipment [b]	7,375	7,308	4.4%
Computer hardware and software	550	510	14.5%
Other	173	175	N/A
Total properties	46,869	45,654	N/A
Accumulated depreciation	(11,909)	(11,496)	N/A
Net properties	$ 34,960	$ 34,158	N/A

[a]	Road property consists of track and other roadway structures such as bridges and signals.
[b]	Equipment property includes locomotives, freight cars, and work equipment.

11.    Accounts Payable and Other Current Liabilities

Millions of Dollars	Jun. 30, 2008	Dec. 31, 2007
Accounts payable	$ 770	$ 732
Accrued wages and vacation	418	394
Accrued casualty costs	419	371
Income and other taxes	425	343
Dividends and interest	284	284
Equipment rents payable	105	103
Other	788	675
Total accounts payable and other current liabilities	$3,209	$2,902

12.    Fair Value Measurements – During the first quarter of 2008, we fully adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 established a framework for measuring fair value and expanded disclosures about fair value measurements. The adoption of FAS 157 had no impact on our financial position or results of operations.

FAS 157 applies to all assets and liabilities that are measured and reported on a fair value basis. This enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that each asset and liability carried at fair value be classified into one of the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

At June 30, 2008, the fair value of our derivative assets was approximately $2 million (see note 13). We determined the fair values of our derivative financial instrument positions based upon current fair values as quoted by recognized dealers or the present value of expected future cash flows. As prescribed by the FAS 157, we recognize the fair value of our derivative assets as a Level 2 valuation.

13.    Financial Instruments

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At June 30, 2008 and December 31, 2007, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions of Dollars, Except Percentages	Jun. 30, 2008	Dec. 31, 2007
Amount of debt hedged	$250	$250
Percentage of total debt portfolio	3%	3%
Gross fair value asset position	$ 2	$ 2

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At June 30, 2008, and December 31, 2007, we recorded reductions of $4 million as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of June 30, 2008, and December 31, 2007, we had no interest rate cash flow hedges outstanding.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at June 30, 2008, and December 31, 2007. The value of the outstanding undivided interest held by investors under the facility was $600 million at June 30, 2008, and December 31, 2007, respectively. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,166 million and $1,071 million of accounts receivable held by UPRI at June 30, 2008, and December 31, 2007, respectively. At June 30, 2008, and December 31, 2007, the value of the interest retained by UPRI was $566 million and $471 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate us for these responsibilities. The Railroad collected approximately $4.5 billion and $3.9 billion during the three months ended June 30, 2008 and 2007, and $8.6 billion and $7.7 billion during the six months ended June 30, 2008 and 2007, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $5 million and $8 million for the three months ended June 30, 2008 and 2007, respectively, and $12 million and $17 million for the six months ended June 30, 2008 and 2007, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI. In August 2007, the sale of receivables program was renewed for an additional 364-day period without any significant changes in terms.

14.    Debt

Credit Facilities – On June 30, 2008, $1.9 billion of credit was available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We have not drawn on the facility during 2008. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires maintaining a debt-to-net-worth coverage ratio. At June 30, 2008, and December 31, 2007, we were in compliance with this covenant. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility expires in April 2012 and includes a change-of-control provision.

In January 2008, we issued $100 million of commercial paper, of which $50 million was issued at 3.65%, matured and was repaid in March 2008. The remaining $50 million was issued at 3.5%, matured and was repaid in April 2008. In addition, we issued $100 million of commercial paper in July 2008 at 2.9%. It matures in August 2008. Outstanding commercial paper balances are supported by our revolving credit facility, but do not reduce the amount of borrowings available under our revolving credit facility.

Shelf Registration Statement and Significant New Borrowings – Under our current shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration. Accordingly, we may issue additional debt securities at any time. At June 30, 2008, we had authority to issue up to $750 million under the shelf registration.

On April 17, 2008, we borrowed $100 million under a 5-year-term loan facility (the loan). The loan has a floating rate based on London Interbank Offered Rates, plus a spread, and is prepayable in whole or in part without a premium prior to maturity. The agreement documenting the loan has provisions similar to our revolving credit facility, including identical debt-to-net-worth covenant and change-of-control provisions and similar customary default provisions. The agreement does not include any other financial restrictions, credit rating triggers, or any other provision that would require us to post collateral.

15.    Commitments and Contingencies

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

As a result of improvements in our safety experience, lower estimated ultimate settlement costs, and the completion of an actuarial study, we reduced personal injury expense by approximately $12 million for the six months ended June 30, 2008. Our personal injury liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2008	2007
Beginning balance	$593	$631
Accruals	108	91
Payments	(85)	(86)
Ending balance at June 30	$616	$636
Current portion, ending balance at June 30	$204	$233

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $616 million to $667 million. We believe that the $616 million liability recorded at June 30, 2008, is the best estimate of the present value of the future settlement costs of personal injury claims.

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

Our asbestos-related liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2008	2007
Beginning balance	$265	$302
Accruals	—	—
Payments	(7)	(6)
Ending balance at June 30	$258	$296
Current portion, ending balance at June 30	$ 11	$ 13

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at June 30, 2008, and December 31, 2007.

We believe that our estimates of liability for asbestos-related claims and insurance recoveries are reasonable and probable. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; or there are material changes with respect to payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have 339 projects with which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 36 projects that are the subject of actions taken by the U.S. government, 20 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified projects; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities with each project.

When an environmental issue has been identified with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At June 30, 2008, approximately 14% of our environmental liability was discounted at 3.88%, while approximately 13% of our environmental liability was discounted at 4.15% at December 31, 2007.

Our environmental liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2008	2007
Beginning balance	$209	$210
Accruals	20	11
Payments	(23)	(24)
Ending balance at June 30	$206	$197
Current portion, ending balance at June 30	$59	$53

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

Guarantees – At June 30, 2008, we were contingently liable for $466 million in guarantees. We have recorded a liability of $5 million for the fair value of these obligations as of both June 30, 2008, and December 31, 2007. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Income Taxes – As discussed in note 7, the IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2004, and we are in the IRS appeals process for these years. The IRS is examining our tax returns for tax years 2005 and 2006. We believe that we have reached an agreement in principle with the IRS to resolve all of the issues related to tax years 1995 through 1998, including the previously reported dispute over certain donations of property, except for calculations of interest based on that agreement. We anticipate signing a closing agreement with the IRS in 2008. At June 30, 2008, we have recorded a current liability of $144 million for anticipated tax payments in 2008 related to federal and state income tax examinations. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our Condensed Consolidated Financial Statements.

16.    Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 40 million shares of Union Pacific Corporation common stock through the end of 2009. On May 1, 2008, our Board of Directors authorized the repurchase of an additional 40 million common shares by March 31, 2011. As of June 30, 2008, we have repurchased $2.3 billion of Union Pacific Corporation common stock since the original repurchase plan was authorized. Our assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. We expect to fund our common stock repurchases through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand.

	Number of Shares Purchased		Average Price Paid
	2008	2007	2008	2007
First quarter	6,512,278	4,088,000	$61.83	$49.34
Second quarter	6,337,197	7,299,400	$75.83	$58.20
Total	12,849,475	11,387,400	$68.73	$55.02
Remaining number of shares that may yet be repurchased				41,903,483

17.    Accounting Pronouncements – In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. This statement is effective for us beginning in 2009. We are in the process of evaluating the impact FAS 161 may have on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’ ”. FAS 162 is not expected to have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2008, Compared to

Three and Six Months Ended June 30, 2007

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may

be material. Our critical accounting policies are available in Item 7 of our 2007 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first six months of 2008.

RESULTS OF OPERATIONS

Quarterly Summary

On May 28, 2008, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. The stock split entitled all shareholders of record at the close of business on May 12, 2008, to receive one additional share of our common stock, par value $2.50 per share, for each share of common stock held on that date.

We reported earnings of $1.02 per diluted share on net income of $531 million in the second quarter of 2008 compared to earnings of $0.82 per diluted share on net income of $446 million for the second quarter of 2007. Year-to-date 2008 net income was $974 million versus $832 million for the same period in 2007. Yield increases, network management initiatives, improved productivity, and reduced workforce levels more than offset cost increases due to higher fuel prices, inflation, and weather-related expenses. In addition, volume levels declined due to continued softness in some market sectors and the impact of flooding in the Midwest on network operations.

In mid-June of this year, record flooding occurred in the Midwest, causing significant damage to our rail network and damaging numerous sections of main line track that were intermittently out of service. We issued an embargo for traffic moving across certain parts of our east-west main line in Iowa, which was in effect for approximately one week. Normal operations resumed in the latter part of June. The network outages and disruptions resulted in lost revenue and higher operating costs, reducing second quarter earnings by an estimated $0.05 per diluted share.

Operationally, we improved our network fluidity despite the significant disruptions caused by Midwest flooding. As reported to the Association of American Railroads (AAR), average train speed and terminal dwell time improved 6% and 1%, respectively, during the second quarter of 2008 compared to 2007. Terminal processing initiatives and improved asset utilization, combined with reduced volume levels, drove the improvement.

Operating Revenues

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2008	2007	Change	2008	2007	Change
Freight revenues	$4,349	$3,853	13%	$8,408	$7,508	12%
Other revenues	219	193	13	430	387	11
Total	$4,568	$4,046	13%	$8,838	$7,895	12%

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

Revenue from five of the six commodity groups increased during the second quarter and year-to-date periods of 2008, with double-digit growth in revenue from agricultural, energy, and chemicals shipments. Revenue generated from automotive shipments declined versus 2007. ARC increased during both periods compared to 2007, driven by greater fuel cost recoveries and core pricing improvement. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic, as described below in more detail. Volume declined in both periods compared to 2007 as fewer automotive, intermodal, and industrial products shipments more than offset growth of agricultural, energy, and chemicals shipments.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $585 million and $1.04 billion in freight revenues in the second quarter and year-to-date periods of 2008. Fuel surcharge revenue is not comparable to prior periods due to the implementation of new mileage-based fuel surcharge programs in April 2007 for regulated traffic. Regulated traffic represents approximately 19% of our current revenue base. We also converted a portion of our non-regulated traffic to mileage-based fuel surcharge programs. Additionally, we reset the base fuel price at which the new mileage-based fuel surcharges take effect. The resetting of the fuel price at which the fuel surcharge begins, in conjunction with rebasing the affected transportation rates to include a portion of what had been in the fuel surcharge, did not materially change our freight revenue, as higher base rates offset lower fuel surcharge revenue.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2008	2007	Change	2008	2007	Change
Agricultural	$ 778	$ 605	29%	$1,534	$1,216	26%
Automotive	352	387	(9)	715	741	(4)
Chemicals	654	574	14	1,257	1,118	12
Energy	919	761	21	1,776	1,492	19
Industrial Products	877	805	9	1,650	1,546	7
Intermodal	769	721	7	1,476	1,395	6
Total	$4,349	$3,853	13%	$8,408	$7,508	12%

Revenue Carloads	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Thousands	2008	2007	Change	2008	2007	Change
Agricultural	236	212	11%	476	431	10%
Automotive	176	221	(20)	364	422	(14)
Chemicals	241	239	1	466	463	1
Energy	561	551	2	1,143	1,102	4
Industrial Products	346	349	(1)	650	667	(3)
Intermodal	811	861	(6)	1,607	1,682	(4)
Total	2,371	2,433	(3)%	4,706	4,767	(1)%

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
ARC	2008	2007	Change	2008	2007	Change
Agricultural	$3,301	$2,855	16%	$3,225	$2,824	14%
Automotive	2,005	1,754	14	1,966	1,756	12
Chemicals	2,714	2,395	13	2,696	2,412	12
Energy	1,639	1,381	19	1,554	1,353	15
Industrial Products	2,537	2,308	10	2,538	2,319	9
Intermodal	947	838	13	918	830	11
Average	$1,835	$1,584	16%	$1,787	$1,575	13%

Agricultural Products – Volume growth, price improvements and fuel surcharges generated higher agricultural freight revenue in the second quarter and six-month periods of 2008 versus 2007. Strong global demand for grain and a weak dollar drove higher shipments of wheat and food grains and corn and feed grains in both periods. Exports increased through the Gulf Coast, the Pacific Northwest, and Mexico.

Automotive – Double-digit volume declines in automotive shipments drove freight revenue lower in the second quarter and year-to-date periods of 2008 compared to 2007, partially offset by price improvements and fuel surcharges. A decline in vehicle production by the major manufacturers as a result of the soft economy and a major parts supplier strike were the primary contributors to lower volume levels. Shipments of finished vehicles decreased 25% and 19% in the second quarter and year-to-date periods of 2008 versus 2007.

Chemicals – Price improvements and fuel surcharges were primary drivers of higher revenue in the second quarter and year-to-date periods of 2008, versus the same periods in 2007, with a slight increase in volume levels contributing to the growth. New potash business acquired in June of 2007 increased fertilizer shipments, offset by lower liquid and dry chemicals shipments due to weak market conditions.

Energy – Price increases, fuel surcharges, and higher volume produced revenue growth in the second quarter and year-to-date periods in 2008 versus 2007. Shipments from the Southern Powder River Basin of Wyoming were up 4% and 5% in the second quarter and year-to-date periods of 2008 compared to 2007, despite May mine flooding and the network interruptions caused by the Midwest flood. Conversely, shipments from the Colorado and Utah mines were down 4% and 1% for the second quarter and year-to-date periods of 2008, versus 2007, due to lower mine production.

Industrial Products – Price improvements and fuel surcharges contributed to higher freight revenue in the second quarter and year-to-date periods of 2008 compared to 2007, partially offset by lower volume levels. Continued softening of the housing market and weak market conditions resulted in lower lumber shipments in the second quarter and six-month periods of 2008. In addition, cement shipments declined in both periods due to a weak overall residential construction market, and extended winter conditions in the Midwest and Texas, which delayed construction projects. Conversely, steel shipments increased in both periods compared to 2007 as the weak dollar has adversely impacted steel imports, creating a strong domestic market.

Intermodal – Price increases and fuel surcharges generated the revenue improvement in the second quarter and year-to-date periods of 2008, partially offset by lower volume levels. International traffic declined in both periods of 2008 versus 2007, reflecting a general softening of imports from China. Domestic traffic also declined in the second quarter and year-to-date periods of 2008 due to the loss of a contract and lower volumes from less-than-truckload shippers. The flood-related embargo also hindered intermodal volume levels in both periods.

Mexico Business – The results for each commodity group include shipments to and from Mexico. Revenue from Mexico business increased 16% to $417 million in the second quarter and 14% to $806 in the year-to-date period of 2008 compared to 2007. Price improvements and fuel surcharges led to the revenue growth during the period.

Operating Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2008	2007	Change	2008	2007	Change
Compensation and benefits	$1,101	$1,145	(4)%	$2,233	$2,310	(3)%
Fuel	1,159	753	54	2,116	1,415	50
Purchased services and materials	494	478	3	963	921	5
Depreciation	346	327	6	686	652	5
Equipment and other rents	338	354	(5)	680	693	(2)
Other	199	202	(1)	441	398	11
Total	$3,637	$3,259	12%	$7,119	$6,389	11%

Operating expenses increased $378 million and $730 million in the second quarter and six-month periods of 2008 versus the comparable periods in 2007. Fuel price per gallon rose 64% and 55% during the second quarter and year-to-date periods, increasing operating expenses by $436 and $735 million, compared to 2007. Wage, benefit, and materials inflation, higher depreciation expense, and costs associated with the January Cascade mudslide and Midwest flooding also increased expenses in both periods. Cost savings from productivity improvements, better resource utilization, and lower volume-related costs in both periods helped offset these increases.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Productivity initiatives in all areas, combined with lower volume and training, led to a 4% decline in our workforce for both the second quarter and six-month periods of 2008, saving $53 million and $103 million, respectively, compared to 2007. Conversely, general wage and benefit inflation increased expenses in the second quarter and year-to-date periods, reflecting higher salaries and wages.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Diesel fuel prices, which averaged $3.60 per gallon (including taxes and transportation costs) in the second quarter of 2008 compared to $2.20 per gallon in the same period in 2007, increased expenses by $436 million. A 5% improvement in our fuel consumption rate resulted in $34 million of cost savings due to the use of newer, more fuel efficient locomotives; our fuel conservation programs; and an increase in average train size. Volume, as measured by gross ton-miles, decreased 1% in the second quarter, lowering expenses by $9 million compared to 2007. Year-to-date, diesel fuel prices averaged $3.21 per gallon (including taxes and transportation costs) compared to $2.07 per gallon in the same period in 2007, increasing expenses by $735 million. A 3% improvement in our fuel consumption rate and a slight decrease in gross-ton-miles reduced expenses by $43 million and $4 million, compared to 2007.

Purchased Services and Materials – Purchased services and materials expense includes the costs of services purchased from outside contractors; materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Higher contract costs (including restoration costs related to the January Cascade mudslide and Midwest flooding) increased expenses $22 million and $33 million in the second quarter and year-to-date periods. In addition, flood-related network disruptions increased lodging costs and crew transportation costs in both periods. Higher gas prices also contributed to increased crew transportation costs. Conversely, less materials used for locomotive maintenance partially offset these increases.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the second quarter and year-to-date periods of 2008.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Fewer shipments of finished vehicles and industrial products and improved cycle times, which reflect operational improvement and better asset utilization, reduced our short term freight car rental expense by $14 million and $20 million in the second quarter and year-to-date periods of 2008 compared to 2007. In addition, lower lease expense for freight cars, intermodal containers, and fleet vehicles and equipment decreased costs in both periods.

Other – Other costs include personal injury costs, freight and property damage, insurance, environmental expense, state and local taxes, utilities, telephone and cellular expenses, employee travel expense, and computer software and other general expenses. Other costs were lower in the second quarter of 2008 compared to the second quarter of 2007, primarily due to a decrease in personal injury expenses. We completed an actuarial study in the second quarter of 2008, which reduced personal injury expense by $12 million, reflecting improvements in our safety experience and lower estimated costs to resolve claims. Increased state and local taxes, utility costs, and bad debt expense mostly offset the reduction in personal injury expense. We reduced personal injury expense by $30 million in the first quarter of 2007 as a result of an actuarial study, which led to an unfavorable comparison for the six-month period ended June 30, 2008. Increased state and local taxes and higher utility costs also contributed to higher other costs year-to-date.

Non-Operating Items

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2008	2007	Change	2008	2007	Change
Other income	$ 19	$ 36	(47)%	$ 44	$ 51	(14)%
Interest expense	(128)	(120)	7	(254)	(233)	9
Income taxes	(291)	(257)	13	(535)	(492)	9

Other Income – Other income decreased in the second quarter and year-to-date periods of 2008 compared to 2007 due to lower returns on cash investments reflecting lower interest rates and higher environmental expense with respect to our non-operating properties. Higher rental and licensing income in the second quarter and year-to-date periods partially offset the decreases.

Interest Expense – Interest expense increased in the second quarter and year-to-date periods of 2008 versus 2007 due to higher weighted-average debt levels. In the second quarter, the weighted-average debt level was $8.2 billion, compared to $7.1 billion in 2007. Year-to-date, the weighted-average debt level was $8.0 billion, compared to $7.0 billion in 2007. A lower effective interest rate of 6.3% in both the second quarter and year-to-date periods of 2008 compared to 6.7% in both periods of 2007 partially offset the higher weighted-average debt levels in both periods.

Income Taxes – Income taxes were higher in the second quarter and year-to-date periods of 2008 compared to 2007, due primarily to higher pre-tax income. These higher income taxes were partially offset by reductions in 2008 tax expense for benefits derived from federal tax audits and state tax law changes. Our effective tax rates for the second quarter and year-to-date periods of 2008 were 35.4% and 35.5%, compared to 36.6% and 37.2% for the corresponding periods of 2007.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads, including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change		2008	2007	Change
Average train speed (miles per hour)	22.8	21.6	6%		22.5	21.7	4%
Average terminal dwell time (hours)	24.5	24.7	(1)%		24.9	25.0	—%
Average rail car inventory (thousand)	303.1	310.7	(2)%		304.8	310.1	(2)%
Gross ton-miles (billions)	257.2	260.7	(1)%		514.4	515.6	—%
Revenue ton-miles (billions)	140.9	139.2	1%		281.6	274.3	3%
Operating ratio	79.6	80.5	(0.9	)pt	80.5	80.9	(0.4	)pt
Employees (average)	48,693	50,755	(4)%		48,882	50,764	(4)%
Customer satisfaction index	83	80	3	pt	82	80	2	pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Ongoing network management initiatives, productivity improvements, and lower volume levels contributed to 6% and 4% improvements in average train speed during the second quarter and six-month periods of 2008 compared to 2007, despite the network disruptions resulting from the Midwest flooding and January Cascade mudslide.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell improved 1% in the second quarter and was flat year-to-date in 2008, compared to 2007. We continue management initiatives to more timely deliver rail cars to our interchange partners and customers.

Average Rail Car Inventory – Our average rail car inventory is the number of freight cars on-line throughout the system. Lower rail car inventory is desirable for network fluidity. Our rail car inventory improved 2% during both the second quarter and year-to-date periods of 2008 compared to 2007, as we continued to focus on network management initiatives.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles decreased 1%, while revenue ton-miles increased 1% in the second quarter of 2008. Increased agricultural shipments (a higher density commodity) with a longer length of haul drove the growth in revenue ton-miles relative to the 3% carload decline.

Operating Ratio – Operating ratio is defined as our operating expenses as a percentage of operating revenue. Our operating ratios were 79.6% and 80.5% in the second quarter of 2008 and 2007, respectively. Yield increases, network management initiatives, and improved productivity more than offset the impact of higher fuel prices. Higher fuel prices increase operating expenses while fuel surcharges increase operating revenue.

Employees – Productivity initiatives reduced employee levels throughout the Company in the second quarter and six-month periods of 2008 versus 2007. Fewer train and engine personnel due to improved network productivity, lower volumes, and less training drove the change, partially offset by more employees needed for capital programs.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement in survey results in the second quarter and year-to-date periods of 2008 generally reflects customer recognition of our improving service.

Debt to Capital / Adjusted Debt to Capital

Millions of Dollars, Except Percentages	Jun. 30, 2008	Dec. 31, 2007
Debt to Capital:
Debt (a)	$ 8,299	$ 7,682
Equity	15,566	15,585
Capital (b)	$23,865	$23,267
Debt to capital (a/b)	34.8%	33.0%
Adjusted Debt to Capital:
Debt	$ 8,299	$ 7,682
Value of sold receivables	600	600
Net present value of operating leases	3,598	3,783
Adjusted debt (a)	12,497	12,065
Equity	15,566	15,585
Adjusted capital (b)	$28,063	$27,650
Adjusted debt to capital (a/b)	44.5%	43.6%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide a reconciliation from debt to capital to adjusted debt to capital. Our June 30, 2008 debt-to-capital ratios increased as a result of a $617 million net increase in debt from December 31, 2007, and purchases of our common stock under our share repurchase program, partially offset by an increase in retained earnings due to higher earnings in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows	Six Months Ended June 30,
Millions of Dollars	2008	2007
Cash provided by operating activities	$ 1,836	$ 1,484
Cash used in investing activities	(1,482)	(1,507)
Cash used in financing activities	(621)	(282)
Net change in cash and cash equivalents	$ (267)	$ (305)

Cash Provided by Operating Activities – Higher net income in the first six months of 2008 and changes in working capital combined to increase cash provided by operating activities. Higher inventory balances due to fuel prices partially offset this increase.

Cash Used in Investing Activities – The acquisition of fewer locomotives pending completion of long-term financing arrangements in the first half of 2008 compared to the first half of 2007 decreased the amount of cash used in investing activities. Higher capital investments partially offset the decrease.

The table below details our cash capital investments:

	Six Months Ended June 30,
Millions of Dollars	2008	2007
Track	$ 884	$ 798
Capacity and commercial facilities	300	189
Locomotives and freight cars	65	55
Other	75	59
Total	$1,324	$1,101

Cash Used in Financing Activities – Cash used in financing activities increased in the first six months of 2008 versus 2007 due to an increase of $306 million in the repurchase of common shares and higher debt repayments of $413 million. Higher debt issuances of $448 million partially offset these increases.

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

	Six Months Ended June 30,
Millions of Dollars	2008	2007
Cash provided by operating activities	$ 1,836	$ 1,484
Cash used in investing activities	(1,482)	(1,507)
Dividends paid	(230)	(178)
Free cash flow	$ 124	$ (201)

Financing Activities

Credit Facilities – On June 30, 2008, $1.9 billion of credit was available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We have not drawn on the facility during 2008. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires maintaining a debt-to-net-worth coverage ratio. At June 30, 2008, and December 31, 2007, we were in compliance with this covenant. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility expires in April 2012 and includes a change-of-control provision.

In January 2008, we issued $100 million of commercial paper, of which $50 million was issued at 3.65%, matured and was repaid in March 2008. The remaining $50 million was issued at 3.5%, matured and was repaid in April 2008. In addition, we issued $100 million of commercial paper in July 2008 at 2.9%. It matures in August 2008. Outstanding commercial paper balances are supported by our revolving credit facility, but do not reduce the amount of borrowings available under our revolving credit facility.

Shelf Registration Statement and Significant New Borrowings – Under our current shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration. Accordingly, we may issue additional debt securities at any time. At June 30, 2008, we had authority to issue up to $750 million under the shelf registration.

On April 17, 2008, we borrowed $100 million under a 5-year-term loan facility (the loan). The loan has a floating rate based on London Interbank Offered Rates, plus a spread, and is prepayable in whole or in part without a premium prior to maturity. The agreement documenting the loan has provisions similar to our revolving credit facility, including identical debt-to-net-worth covenant and change-of-control provisions and similar customary default provisions. The agreement does not include any other financial restrictions, credit rating triggers, or any other provision that would require us to post collateral.

Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 40 million shares of Union Pacific Corporation common stock through the end of 2009. On May 1, 2008, our Board of Directors authorized the repurchase of an additional 40 million common shares by March 31, 2011. As of June 30, 2008, we have repurchased $2.3 billion of Union Pacific Corporation common stock since the original repurchase plan was authorized. Our assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. We expect to fund our common stock repurchases through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand.

During the six months ended June 30, 2008, we repurchased approximately 12.8 million shares under this program at an aggregate purchase price of approximately $883 million. During the six months ended June 30, 2007, we repurchased approximately 11.4 million shares under this program at an aggregate purchase price of approximately $627 million. These shares were recorded in treasury stock at cost, which includes any applicable commissions and fees.

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

The following tables identify material obligations and commitments as of June 30, 2008:

		Payments Due by June 30,
Contractual Obligations Millions of Dollars	Total	2009	2010	2011	2012	2013	After 2013	Other
Debt [a]	$11,549	$ 954	$ 870	$ 856	$1,019	$ 908	$ 6,942	$—
Operating leases	5,710	633	582	525	477	393	3,100	—
Capital lease obligations [b]	1,985	188	169	170	143	172	1,143	—
Purchase obligations [c]	3,626	691	517	323	256	235	1,572	32
Other post retirement benefits [d]	396	39	40	41	41	41	194	—
Income tax contingencies [e]	167	144	—	—	—	—	—	23
Total contractual obligations	$23,433	$2,649	$2,178	$1,915	$1,936	$1,749	$12,951	$ 55

[a]

Excludes capital lease obligations of $1,310 million, unamortized discount of $(105) million, and market value adjustments of $2 million for debt with qualifying hedges that are recorded as assets on the Condensed Consolidated Statements of Financial Position. Includes an interest component of $4,457 million.

[b]	Represents total obligations, including interest component of $675 million.
[c]	Purchase obligations include locomotive maintenance contracts; purchase commitments for locomotives, ties, ballast, and track; and agreements to purchase other goods and services.
[d]

Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.

[e]

Future cash flows for income tax contingencies reflect the liability recorded, including interest and penalties, in accordance with FIN 48 as of June 30, 2008. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

		Amount of Commitment Expiration by June 30,
Other Commercial Commitments Millions of Dollars	Total	2009	2010	2011	2012	2013	After 2013
Credit facilities [a]	$1,900	$—	$—	$—	$1,900	$—	$—
Sale of receivables [b]	600	600	—	—	—	—	—
Guarantees [c]	466	28	46	62	35	7	288
Standby letters of credit [d]	28	28	—	—	—	—	—
Total commercial commitments	$2,994	$656	$ 46	$ 62	$1,935	$ 7	$288

[a]	None of the credit facility was used as of June 30, 2008.
[b]	$600 million of the sale of receivables program was utilized at June 30, 2008.
[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.
[d]	None of the letters of credit were drawn upon as of June 30, 2008.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at June 30, 2008, and December 31, 2007. The value of the outstanding undivided interest held by investors under the facility was $600 million at June 30, 2008, and December 31, 2007, respectively. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,166 million and $1,071 million of accounts receivable held by UPRI at June 30, 2008, and December 31, 2007, respectively. At June 30, 2008, and December 31, 2007, the value of the interest retained by UPRI was $566 million and $471 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate us for these responsibilities. The Railroad collected approximately $4.5 billion and $3.9 billion during the three months ended June 30, 2008 and 2007, and $8.6 billion and $7.7 billion during the six months ended June 30, 2008 and 2007, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $5 million and $8 million for the three months ended June 30, 2008 and 2007, respectively, and $12 million and $17 million for the six months ended June 30, 2008 and 2007, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

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

Accounting Pronouncements – In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FAS 161). FAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. This statement is effective for us beginning in 2009. We are in the process of evaluating the impact FAS 161 may have on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’ ”. FAS 162 is not expected to have a material impact on our financial statements.

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

Environmental Matters

As we reported in our Annual Report on Form 10-K for 2005, the Illinois Attorney General’s office filed a complaint in the Circuit Court for the Twenty-First Judicial Circuit (St. Clair County) seeking injunctive relief and civil penalties against the Railroad relating to a collision between UPRR and Norfolk Southern Railway Company (NS) trains near Momence, Illinois, on November 24, 2005. The collision derailed approximately five locomotives and 30 railcars. Two of the UPRR locomotives and two of the NS locomotives caught fire, and four of the locomotives released approximately 16,000 gallons of diesel fuel. Other cars carrying food products derailed and released an unknown amount of product. The State of Illinois seeks a permanent injunction against the Railroad ordering UPRR to continue remediation. The State of Illinois seeks to enjoin UPRR from further violations and payment of a monetary penalty. The Railroad reached a tentative agreement with the State of Illinois that would have required payment of $60,000, which included a penalty payment and the amount of the State’s response costs. The parties have agreed to modify the terms of this proposed settlement. Under the modified terms, the State will allow the Railroad to perform a supplemental environmental project (SEP) to offset $40,000 of the agreed upon payment to be made to the State. The SEP will consist of emergency response training for State and local emergency responders sponsored by the Railroad.

As we reported in our Annual Report on Form 10-K for 2003, the United States Attorney for the Central District of California notified the Railroad that the office intended to pursue criminal charges against the Railroad for alleged violations of federal environmental laws, including the federal Clean Water Act, in connection with releases of oil contaminated wastewater from our Taylor Yard in 2001 and 2003. On July 31, 2006, the United States Attorney filed criminal misdemeanor charges against us for these releases in the United States District Court for the Central District of California, and we received the Summons from the Court on August 8, 2006. On March 27, 2008, the Railroad signed a plea agreement resolving this case. The Railroad agreed to plead guilty to two misdemeanors, pay a fine of $200,000 and make an additional community service payment of $200,000 to the National Fish and Wildlife Foundation. The plea was entered by the Court on June 9, 2008.

On May 8, 2008, the Railroad received notice from the United States Department of Justice of its intent to file suit for civil penalties in connection with a March 6, 2005 derailment near Kamela, Oregon, in which approximately 900 gallons of diesel fuel were released from ruptured fuel tanks of derailed refrigerator cars. Some of this fuel entered Dry Creek, a tributary to the Grande Ronde River. While the amount of the ultimate penalty is uncertain, it could exceed $100,000.

The Railroad has been engaged in discussions with the United States Attorney for the District of Utah and the Utah Attorney General concerning the transfer of certain engineering signal huts to a recycler in Salt Lake City in September 2005. The EPA, the United States Attorney and the Utah Attorney General contend that the Railroad failed to provide predemolition notification pursuant to the National Emissions Standards for Hazardous Air Pollutants (NESHAPs) prior to removing those huts from their foundations. The Railroad maintains that the predemolition notification requirements of the NESHAPs do not apply to the removal of these structures. Shortly before the filing of this report, the Railroad agreed to settle this claim by payment of a civil penalty in the amount of $200,000, plus a payment of $28,202.10 for investigative costs.

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

We received additional complaints following the initial claim, increasing the total number of complaints to 31, including one complaint filed by a shipper that is not seeking class action treatment of its claim. A few of these suits involve plaintiffs alleging that they are or were indirect purchasers of rail transportation and seeking to represent the class of indirect purchasers of rail transportation that paid fuel surcharges. These complaints have added allegations under state antitrust and consumer protection laws. On November 6, 2007, the Judicial Panel on Multidistrict Litigation ordered that all of the rail fuel surcharge cases be transferred to Judge Paul Friedman of the U.S. District Court in D.C. for coordinated or consolidated pretrial proceedings.

Additionally, the Attorney General of New Jersey issued a grand jury subpoena to us requesting documents pertaining to our fuel surcharge program. We met with representatives of the Attorney General’s office in an effort to resolve their interest in this matter. On July 9, 2008, the Attorney General’s office advised us that it is not moving forward with the criminal investigation at this time while reserving the right to reopen the investigation if circumstances warrant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – On May 28, 2008, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. The stock split entitled all shareholders of record at the close of business on May 12, 2008, to receive one additional share of our common stock, par value $2.50 per share, for each share of common stock held on that date. The following table presents common stock repurchases, adjusted to reflect the stock split, during each month for the second quarter of 2008:

Period	Total Number of Shares Purchased [a]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Apr. 1 through Apr. 30	502,650	$65.71	284,920	7,955,760
May 1 through May 31	1,715,451	76.40	1,439,400	46,516,360
Jun. 1 through Jun. 30	4,664,497	76.33	4,612,877	41,903,483
Total	6,882,598	$75.57	6,337,197	N/A
[a]

Total number of shares purchased during the quarter includes 545,401 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On January 30, 2007, our Board of Directors authorized us to repurchase up to 40 million shares of our common stock through December 31, 2009. We may make these repurchases on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. On May 1, 2008, our Board of Directors authorized an additional repurchase of 40 million shares of our common stock through March 31, 2011.

Dividend Restriction – We have a restriction related to the payment of cash dividends to our shareholders due to a debt-to-net-worth covenant requirement under our current revolving credit facility. The amount of retained earnings available for dividends was $11.2 billion and $11.5 billion at June 30, 2008 and December 31, 2007, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of shareholders of the Corporation was held on May 1, 2008.

(b) At the Annual Meeting, the Corporation’s shareholders voted for the election of Andrew H. Card, Jr. (223,193,303 shares in favor; 2,182,679 shares withheld), Erroll B. Davis, Jr. (223,343,765 shares in favor; 2,069,328 shares withheld), Thomas J. Donohue (204,758,786 shares in favor; 20,615,903 shares withheld), Archie W. Dunham (223,494,615 shares in favor; 1,926,054 shares withheld), Judith Richards Hope (220,771,150 shares in favor; 4,609,158 shares withheld), Charles C. Krulak (223,394,830 shares in favor; 1,993,086 shares withheld), Michael W. McConnell (223,448,457 shares in favor; 1,960,594 shares withheld), Thomas F. McLarty, III (223,336,591 shares in favor; 2,052,831 shares withheld), Steven R. Rogel (217,704,550 shares in favor; 7,664,840 shares withheld), and James R. Young (220,713,018 shares in favor; 4,755,005 shares withheld), as directors of the Corporation. In addition, the Corporation’s shareholders voted in favor of the Audit Committee’s appointment of Deloitte & Touche LLP as the Corporation’s independent registered public accounting firm for 2008 (221,322,739 shares in favor; 4,171,949 shares against; and 2,087,987 shares withheld), and to defeat a shareholder proposal regarding reporting of political contributions (56,180,087 shares in favor; 102,655,609 shares against, 24,352,469 shares withheld, and 44,394,510 shares not voted by brokers). Finally, the Corporation’s shareholders voted in favor of increasing authorized common stock (207,466,866 shares in favor; 17,937,850 shares against; and 2,197,959 shares withheld).

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement
12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2008 and 2007.

12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2008 and 2007.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James R. Young and Robert M. Knight, Jr.

Description of Exhibits Incorporated by Reference

3(a)	By-Laws of UPC, effective October 1, 2007, are incorporated herein by reference to Exhibit 3 to the Corporation’s Current Report of Form 8-K filed on October 2, 2007.

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

Dated: July 24, 2008

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek

Jeffrey P. Totusek,
Vice President and Controller
(Principal Accounting Officer)