Form 10-Q/A
period 2008-06-30
UNION PACIFIC CORP
filed 2008-07-31
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

☐  Yes    ☑  No

As of July 18, 2008, there were 509,170,209 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

Union Pacific Corporation (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on July 24, 2008, solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated that the amount of the Registrant’s Common Stock outstanding as of July 18, 2008 was 552,778,012. This incorrect number included both the number of shares of Common Stock outstanding and an additional 43,607,803 shares of Common Stock held in treasury that were issued but not outstanding as of that date. The cover page of this Form 10-Q/A correctly states that the number of shares of outstanding Common Stock of the Registrant on July 18, 2008 was 509,170,209.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement
31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2008

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jeffrey P. Totusek

Jeffrey P. Totusek,
Vice President and Controller
(Principal Accounting Officer)

4