Form 10-Q
period 2008-09-30
UNION PACIFIC CORP
filed 2008-10-23
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

  ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  ☐  Yes    ☑  No

As of October 17, 2008, there were 506,430,904 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item  1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended September 30,	2008	2007
Operating revenues:
Freight revenues	$4,630	$3,990
Other revenues	216	201
Total operating revenues	4,846	4,191
Operating expenses:
Compensation and benefits	1,123	1,095
Fuel	1,135	786
Purchased services and materials	481	479
Depreciation	348	332
Equipment and other rents	326	342
Other	218	152
Total operating expenses	3,631	3,186
Operating income	1,215	1,005
Other income (note 6)	23	25
Interest expense	(130)	(124)
Income before income taxes	1,108	906
Income taxes	(405)	(374)
Net income	$703	$532
Share and Per Share (notes 3 and 8):
Earnings per share – basic	$1.39	$1.01
Earnings per share – diluted	$1.38	$1.00
Weighted average number of shares – basic	506.6	526.5
Weighted average number of shares – diluted	511.3	531.4
Dividends declared per share	$0.27	$0.175

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Nine Months Ended September 30,	2008	2007
Operating revenues:
Freight revenues	$13,038	$11,498
Other revenues	646	588
Total operating revenues	13,684	12,086
Operating expenses:
Compensation and benefits	3,356	3,405
Fuel	3,251	2,201
Purchased services and materials	1,444	1,400
Depreciation	1,034	984
Equipment and other rents	1,006	1,035
Other	659	550
Total operating expenses	10,750	9,575
Operating income	2,934	2,511
Other income (note 6)	67	76
Interest expense	(384)	(357)
Income before income taxes	2,617	2,230
Income taxes	(940)	(866)
Net income	$1,677	$1,364
Share and Per Share (notes 3 and 8):
Earnings per share – basic	$3.27	$2.55
Earnings per share – diluted	$3.24	$2.53
Weighted average number of shares – basic	513.1	534.7
Weighted average number of shares – diluted	517.8	539.5
Dividends declared per share	$0.71	$0.525

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars	Sep. 30, 2008	Dec. 31, 2007
Assets
Current assets:
Cash and cash equivalents	$ 857	$ 878
Accounts receivable, net	860	632
Materials and supplies	569	453
Current deferred income taxes	343	336
Other current assets	260	295
Total current assets	2,889	2,594
Investments	1,009	923
Net properties (note 10)	35,302	34,158
Other assets	351	358
Total assets	$39,551	$38,033
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (note 11)	$ 3,095	$ 2,902
Debt due within one year (note 14)	346	139
Total current liabilities	3,441	3,041
Debt due after one year (note 14)	8,116	7,543
Deferred income taxes	10,393	10,050
Other long-term liabilities	1,866	1,814
Commitments and contingencies (note 15)
Total liabilities	23,816	22,448
Common shareholders’ equity (note 3):
Common shares, $2.50 par value, 800,000,000 and 500,000,000 authorized; 552,776,344 and 276,162,141 issued; 506,424,860 and 260,869,647 outstanding, respectively	1,382	690
Paid-in-surplus	3,937	3,926
Retained earnings	13,289	12,667
Treasury stock	(2,805)	(1,624)
Accumulated other comprehensive loss	(68)	(74)
Total common shareholders’ equity	15,735	15,585
Total liabilities and common shareholders’ equity	$39,551	$38,033

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Nine Months Ended September 30,	2008	2007
Operating Activities
Net income	$ 1,677	$ 1,364
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,034	984
Deferred income taxes and unrecognized tax benefits	325	196
Stock-based compensation expense	48	33
Net gain from asset sales	(30)	(41)
Other operating activities, net	100	(158)
Changes in current assets and liabilities, net	(116)	(11)
Cash provided by operating activities	3,038	2,367
Investing Activities
Capital investments	(2,017)	(1,842)
Proceeds from asset sales	73	94
Acquisition of equipment pending financing	(386)	(617)
Proceeds from sale of assets financed	386	607
Other investing activities	(65)	(50)
Cash used in investing activities	(2,009)	(1,808)
Financing Activities
Debt issued	1,340	1,074
Common share repurchases (note 16)	(1,410)	(1,152)
Debt repaid	(735)	(117)
Dividends paid	(344)	(272)
Cash received for option exercises	79	94
Treasury shares repurchased for employee payroll taxes	(28)	(47)
Excess tax benefits from equity compensation plans	52	52
Other financing activities	(4)	4
Cash used in financing activities	(1,050)	(364)
Net change in cash and cash equivalents	(21)	195
Cash and cash equivalents at beginning of year	878	827
Cash and cash equivalents at end of period	$ 857	$ 1,022
Changes in Current Assets and Liabilities
Accounts receivable, net	$ (228)	$ (141)
Materials and supplies	(116)	(80)
Other current assets	35	(33)
Accounts payable and other current liabilities	193	243
Total	$ (116)	$ (11)
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital lease financings	$ 175	$ 74
Cash dividends declared but not yet paid	132	89
Capital investments accrued but not yet paid	100	80
Cash paid during the year for:
Interest, net of amounts capitalized	$ (414)	$ (364)
Income taxes, net of refunds	(344)	(576)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars Thousands of Shares	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss) (note 9)	Total
Balance at December 31, 2006	275,962	(5,790)	$ 690	$3,943	$11,215	$ (394)	$(142)	$15,312
Cumulative effect of adoption of FIN 48	—	—	—	—	(7)	—	—	(7)
Balance at January 1, 2007	275,962	(5,790)	$ 690	$3,943	$11,208	$ (394)	$(142)	$15,305
Comprehensive income:
Net income			—	—	1,364	—	—	1,364
Other comp. income			—	—	—	—	2	2
Total comp. income (note 9)			—	—	1,364	—	2	1,366
Conversion, stock option exercises, and other	203	2,282	—	(8)	—	152	—	144
Share repurchases (note 16)	—	(10,226)	—	—	—	(1,152)	—	(1,152)
Cash dividends declared ($1.05 per share)	—	—	—	—	(280)	—	—	(280)
Balance at September 30, 2007	276,165	(13,734)	$ 690	$3,935	$12,292	$(1,394)	$(140)	$15,383

Balance at January 1, 2008	276,162	(15,292)	$ 690	$3,926	$12,667	$(1,624)	$ (74)	$15,585
Comprehensive income:
Net income			—	—	1,677	—	—	1,677
Other comp. income			—	—	—	—	6	6
Total comp. income (note 9)			—	—	1,677	—	6	1,683
Conversion, stock option exercises, and other	452	3,026	1	11	—	147	—	159
Share repurchases (note 16)	—	(18,793)	—	—	—	(1,328)	—	(1,328)
Common stock dividend (note 3)	276,162	(15,292)	691	—	(691)	—	—	—
Cash dividends declared ($0.71 per share)	—	—	—	—	(364)	—	—	(364)
Balance at September 30, 2008	552,776	(46,351)	$1,382	$3,937	$13,289	$(2,805)	$ (68)	$15,735

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

1.    Basis of Presentation – Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Our Consolidated Statement of Financial Position at December 31, 2007, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2007 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results for the entire year ending December 31, 2008.

Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications include reporting freight revenues instead of commodity revenues. The amounts reclassified from freight revenues to other revenues totaled $6 million and $15 million for the three months and nine months ended September 30, 2007, respectively. In addition, we modified our operating expense categories to report fuel used in railroad operations as a stand-alone category, to combine purchased services and materials into one line, and to reclassify certain other expenses among operating expense categories. These reclassifications had no impact on previously reported operating revenues, total operating expenses, operating income or net income.

2.    Operations and Segmentation – The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2008	2007	2008	2007
Agricultural	$ 848	$ 670	$ 2,382	$ 1,886
Automotive	324	348	1,039	1,089
Chemicals	659	586	1,916	1,704
Energy	1,051	824	2,827	2,316
Industrial Products	906	789	2,556	2,335
Intermodal	842	773	2,318	2,168
Total freight revenues	4,630	3,990	13,038	11,498
Other revenues	216	201	646	588
Total operating revenues	$4,846	$4,191	$13,684	$12,086

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2008	2007	2008	2007
Stock-based compensation, before tax:
Stock options	$ 6	$ 5	$18	$15
Retention awards	11	6	30	18
Total stock-based compensation, before tax	$17	$11	$48	$33
Total stock-based compensation, after tax	$11	$ 7	$30	$21

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average assumptions used for valuation purposes:

	Nine Months Ended September 30,
Weighted-Average Assumptions	2008	2007
Risk-free interest rate	2.8%	4.9%
Dividend yield	1.4%	1.4%
Expected life (years)	5.3	4.7
Volatility	22.2%	20.9%
Weighted-average grant-date fair value of options granted	$13.35	$11.19

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

A summary of stock option activity during the nine months ended September 30, 2008 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2008	15,127	$35.77	6.0 yrs.	$409
Granted	1,571	62.40	N/A	N/A
Exercised	(4,161)	31.88	N/A	N/A
Forfeited or expired	(325)	34.11	N/A	N/A
Outstanding at September 30, 2008	12,212	$40.57	6.4 yrs.	$374
Vested or expected to vest at September 30, 2008	10,616	$39.63	6.2 yrs.	$335
Options exercisable at September 30, 2008	8,424	$34.90	5.4 yrs.	$305

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at September 30, 2008 are subject to performance or market-based vesting conditions.

At September 30, 2008, there was $27 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.2 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2008	2007	2008	2007
Intrinsic value of stock options exercised	$38	$29	$163	$126
Cash received from option exercises	17	16	79	94
Tax benefit realized from option exercises	14	11	61	49
Aggregate grant-date fair value of stock options vested	—	1	21	11

Retention Awards – The fair value of retention awards is based on the closing price of the stock at the grant date. Dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2008 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	1,624	$42.04
Granted	652	62.39
Vested	(198)	32.52
Forfeited	(52)	46.07
Nonvested at September 30, 2008	2,026	$49.41

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At September 30, 2008, there was $59 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.2 years.

Performance Retention Awards – In January 2008, our Board of Directors approved performance stock unit grants. Other than higher performance targets, the basic terms of these performance stock units are identical to those granted in January 2006 and January 2007, including using annual return on invested capital (ROIC) as the performance measure. Stock units awarded to selected employees under these grants are subject to continued employment for 37 months and the attainment of certain levels of ROIC. We expense the fair value of the units that are probable of being earned based on our forecasted ROIC over the 3-year performance period. We measure the fair value of these performance stock units based upon the closing price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. Dividend equivalents are paid to participants only after the units are earned.

The assumptions used to calculate the present value of estimated future dividends related to the January 2008 grant are as follows:

2008
Dividend per share per quarter	$0.22
Risk-free interest rate at date of grant	2.3%

Changes in our performance retention awards during the nine months ended September 30, 2008, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	589	$45.27
Granted	325	60.25
Vested	(3)	43.81
Forfeited	(29)	49.65
Nonvested at September 30, 2008	882	$50.66

At September 30, 2008, we had $22 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.4 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Pension
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2008	2007	2008	2007
Service cost	$ 8	$ 7	$ 26	$ 26
Interest cost	35	31	101	93
Expected return on plan assets	(38)	(36)	(114)	(108)
Amortization of:
Prior service cost	1	2	4	5
Actuarial loss	3	5	6	13
Net periodic benefit cost	$ 9	$ 9	$ 23	$ 29

The components of our net periodic OPEB cost/(benefit) were as follows:

	OPEB
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2008	2007	2008	2007
Service cost	$—	$—	$ 2	$ 2
Interest cost	7	5	17	16
Amortization of:
Prior service credit	(9)	(8)	(26)	(24)
Actuarial loss	5	1	8	6
Net periodic benefit cost/(benefit)	$ 3	$ (2)	$ 1	$—

6.    Other Income – Our other income included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2008	2007	2008	2007
Rental income	$ 23	$ 15	$ 67	$ 50
Net gain on non-operating asset dispositions	11	24	30	41
Interest income	4	8	16	29
Sale of receivables fees	(5)	(9)	(17)	(26)
Non-operating environmental costs and other	(10)	(13)	(29)	(18)
Total	$ 23	$ 25	$ 67	$ 76

7.    Income Taxes – For all federal income tax years prior to 1995, the Internal Revenue Service (IRS) examinations have been completed and the statute of limitations bars any additional tax assessments. Some interest calculation issues remain open back to 1986. In the third quarter, we signed a closing agreement resolving all tax matters at IRS Appeals for tax years 1995 through 1998. The statute of limitations for these years will expire in 2009, except for calculations of interest. This settlement did not have a material effect on our income tax expense.

The IRS has completed its examinations and issued notices of deficiency for tax years 1999 through 2004. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. The IRS is examining our tax returns for tax years 2005 and 2006. Additionally, several state tax authorities are examining our state income tax returns for tax years 2000 through 2006.

At September 30, 2008, our liability for unrecognized tax benefits was $157 million, of which $137 million was classified as current. The majority of this current liability relates to the 1995 through 1998 settlement, which we anticipate will be paid in the fourth quarter.

8.    Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share for the three and nine months ended September 30, 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, Except Per Share Amounts	2008	2007	2008	2007
Net income	$ 703	$ 532	$1,677	$1,364
Weighted-average number of shares outstanding:
Basic	506.6	526.5	513.1	534.7
Dilutive effect of stock options	3.6	4.1	3.7	4.2
Dilutive effect of retention shares and units	1.1	0.8	1.0	0.6
Diluted	511.3	531.4	517.8	539.5
Earnings per share – basic	$ 1.39	$ 1.01	$ 3.27	$ 2.55
Earnings per share – diluted	$ 1.38	$ 1.00	$ 3.24	$ 2.53
Stock options excluded as their inclusion would be antidilutive	—	—	0.5	1.2

9.    Comprehensive Income – Our comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2008	2007	2008	2007
Net income	$703	$532	$1,677	$1,364
Other comprehensive income/(loss):
Defined benefit plans	—	1	(4)	2
Foreign currency translation	1	(3)	10	—
Derivatives	—	(1)	—	—
Total other comprehensive income/(loss) [a]	$ 1	$ (3)	$ 6	$ 2
Total comprehensive income	$704	$529	$1,683	$1,366

[a]

Net of deferred taxes of $1 million and $7 million during the three and nine months ended September 30, 2008, respectively, and $(3) million and $(1) million during the three and nine months ended September 30, 2007, respectively.

The components of accumulated other comprehensive loss were as follows:

Millions of Dollars	Sep. 30, 2008	Dec. 31, 2007
Defined benefit plans	$(59)	$(55)
Foreign currency translation	(5)	(15)
Derivatives	(4)	(4)
Total	$(68)	$(74)

10.    Properties – The following table lists the major categories of property and equipment, as well as the average composite depreciation rate for each category:

Millions of Dollars, Except Percentages	Sep. 30, 2008	Dec. 31, 2007	Depreciation Rate for 2008
Land	$ 4,763	$ 4,760	N/A
Road
Rail and other track material	11,226	10,622	4.1%
Ties	6,711	6,354	2.9%
Ballast	3,579	3,369	2.9%
Other [a]	12,351	11,865	2.3%
Total Road	33,867	32,210	3.1%
Equipment
Locomotives	5,200	5,092	4.6%
Freight cars	2,010	2,059	4.1%
Work equipment and other	158	157	3.5%
Total Equipment	7,368	7,308	4.5%
Computer hardware/software and other	435	441	13.5%
Construction in progress	946	935	N/A
Total properties	47,379	45,654	N/A
Accumulated depreciation	(12,077)	(11,496)	N/A
Net properties	$ 35,302	$ 34,158	N/A

[a]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

11.    Accounts Payable and Other Current Liabilities

Millions of Dollars	Sep. 30, 2008	Dec. 31, 2007
Accounts payable	$ 791	$732
Accrued wages and vacation	393	394
Accrued casualty costs	423	371
Income and other taxes	518	343
Dividends and interest	273	284
Equipment rents payable	98	103
Other	599	675
Total accounts payable and other current liabilities	$3,095	$2,902

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

At September 30, 2008, the fair value of our derivative assets was approximately $3 million (see note 13). We determined the fair values of our derivative financial instrument positions based upon current fair values as quoted by recognized dealers or the present value of expected future cash flows. As prescribed by FAS 157, we recognize the fair value of our derivative assets as a Level 2 valuation.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At September 30, 2008, and December 31, 2007, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions of Dollars, Except Percentages	Sep. 30, 2008	Dec. 31, 2007
Amount of debt hedged	$250	$250
Percentage of total debt portfolio	3%	3%
Gross fair value asset position	$ 3	$ 2

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At September 30, 2008, and December 31, 2007, we recorded reductions of $4 million as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of September 30, 2008, and December 31, 2007, we had no interest rate cash flow hedges outstanding.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at September 30, 2008, and December 31, 2007. The value of the outstanding undivided interest held by investors under the facility was $600 million at September 30, 2008, and December 31, 2007. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,231 million and $1,071 million of accounts receivable held by UPRI at September 30, 2008, and December 31, 2007, respectively. At September 30, 2008, and December 31, 2007, the value of the interest retained by UPRI was $631 million and $471 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability, as the servicing fees adequately compensate us for these responsibilities. The Railroad collected approximately $4.7 billion and $4.1 billion during the three months ended September 30, 2008 and 2007, respectively, and $13.3 billion and $11.8 billion during the nine months ended September 30, 2008 and 2007, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $5 million and $9 million for the three months ended September 30, 2008 and 2007, respectively, and $17 million and $26 million for the nine months ended September 30, 2008 and 2007, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI. In October 2008, we extended the sale of receivables program to August 2009 without any significant changes in terms, except to increase the capacity to sell undivided interests to $660 million.

14.    Debt

Credit Facilities – On September 30, 2008, $1.9 billion of credit was available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We have not drawn on the facility during 2008. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires maintaining a debt-to-net-worth coverage ratio. At September 30, 2008, and December 31, 2007, we were in compliance with this covenant. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility expires in April 2012 and includes a change-of-control provision.

At September 30, 2008, we had $200 million of commercial paper outstanding. Our commercial paper balance is supported by our revolving credit facility but does not reduce the amount of borrowings available under the facility. During the nine months ended September 30, 2008, we issued $500 million of commercial paper and repaid $300 million. Despite the deterioration of the credit and financial markets, we were able to issue an additional $75 million of commercial paper in October of 2008. We also repaid $75 million of existing commercial paper during October of 2008. As of October 20, 2008, our current outstanding commercial paper balance totaled $200 million and was issued as follows:

•	$25 million issued at 4.2%, maturing in October 2008,

•	$75 million issued at 5.2%, maturing in November 2008, and

•	$100 million issued at 3.9%, maturing in January 2009.

Shelf Registration Statement and Significant New Borrowings – Under our current shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. In July 2008, our Board of Directors authorized the issuance of an additional $3 billion of debt securities under our shelf registration. As a result, at September 30, 2008, we had total authority to issue up to $3.75 billion of debt securities.

On October 7, 2008, we issued $750 million of 7.875% unsecured fixed-rate notes due January 15, 2019. The net proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions.

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

As of September 30, 2008, and December 31, 2007, we have reclassified as long-term debt approximately $650 million and $550 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

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

Personal injury expense was lower for the nine months ended September 30, 2007 compared to the first nine months of 2008 primarily as a result of completion of actuarial studies during 2007, which reflected improvements in our safety experience and lower than expected ultimate settlement costs. A new actuarial study will be completed during the fourth quarter of 2008.

Our personal injury liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2008	2007
Beginning balance	$ 593	$ 631
Accruals	162	109
Payments	(123)	(131)
Ending balance at September 30	$ 632	$ 609
Current portion, ending balance at September 30	$ 204	$ 233

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $632 million to $684 million. We believe that the $632 million liability recorded at September 30, 2008, is the best estimate of the present value of the future settlement costs of personal injury claims.

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

Our asbestos-related liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2008	2007
Beginning balance	$265	$302
Accruals/(credits)	—	(20)
Payments	(9)	(10)
Ending balance at September 30	$256	$272
Current portion, ending balance at September 30	$ 11	$ 13

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at September 30, 2008, and December 31, 2007.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have 332 projects with which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 projects that are the subject of actions taken by the U.S. government, 18 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified projects; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities with each project.

When an environmental issue has been identified with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At September 30, 2008, approximately 14% of our environmental liability was discounted at 3.89%, while approximately 13% of our environmental liability was discounted at 4.15% at December 31, 2007.

Our environmental liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2008	2007
Beginning balance	$209	$210
Accruals	34	28
Payments	(35)	(34)
Ending balance at September 30	$208	$204
Current portion, ending balance at September 30	$ 58	$ 54

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

Guarantees – At September 30, 2008, we were contingently liable for $467 million in guarantees. We have recorded a liability of $5 million for these obligations as of both September 30, 2008, and December 31, 2007. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

16.    Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 40 million shares of Union Pacific Corporation common stock through the end of 2009. On May 1, 2008, our Board of Directors authorized the repurchase of an additional 40 million common shares by March 31, 2011. As of September 30, 2008, we have repurchased a total of $2.8 billion of Union Pacific Corporation common stock since the original repurchase plan was authorized. Our assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. We expect to fund our common stock repurchases through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand.

	Number of Shares Purchased [a]		Average Price Paid [a]
	2008	2007	2008	2007
First quarter	6,512,278	4,088,000	$61.83	$49.34
Second quarter	6,337,197	7,299,400	$75.83	$58.20
Third quarter	5,943,111	9,064,042	$74.85	$57.97
Total	18,792,586	20,451,442	$70.67	$56.33
Remaining number of shares that may yet be repurchased [a]				35,960,372

[a]	All share numbers and prices have been restated to reflect the stock split completed on May 28, 2008 (see Note 3).

17.    Accounting Pronouncements – In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. This statement is effective for us beginning in 2009. We are in the process of evaluating the impact FAS 161 may have on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. FAS 162 is not expected to have a material impact on our financial statements.

In June 2008, the FASB released a staff position on Emerging Issues Task Force Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6). The staff position concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6; and therefore, should be included in computing earnings per share using the two-class method. As discussed in note 4, Union Pacific pays nonforfeitable dividends to its unvested retention awards and performance retention awards. This staff position will be effective for Union Pacific’s financial statements beginning in 2009. We are still evaluating the impact that this staff position will have on the presentation of our basic and diluted earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008, Compared to

Three and Nine Months Ended September 30, 2007

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may

be material. Our critical accounting policies are available in Item 7 of our 2007 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first nine months of 2008.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.38 per diluted share on net income of $703 million in the third quarter of 2008 compared to earnings of $1.00 per diluted share on net income of $532 million for the third quarter of 2007. Year-to-date 2008 net income was $1.7 billion versus $1.4 billion for the same period in 2007. Yield increases, network management initiatives, improved productivity, and reduced workforce levels more than offset cost increases due to higher fuel prices, inflation, and weather-related expenses during both periods. In addition, volume levels declined in the third quarter due to continued softness in some market sectors and business disruptions resulting from Hurricanes Gustav and Ike.

In September of this year, Hurricanes Gustav and Ike hit the Gulf Coast area. Although our infrastructure did not sustain significant damage from the hurricanes, debris and downed power lines blocked our tracks from Houston to Arkansas and Louisiana, impacting our network. In addition, widespread and lengthy commercial power outages severely limited the ability of our customers in the region from resuming production for several weeks. The Railroad’s operations were fully restored in October. The network outages and disruptions resulted in lost revenue and higher operating costs, reducing third quarter earnings by an estimated $0.08 per diluted share.

Operationally, we improved our network fluidity despite the disruptions caused by the hurricanes. As reported to the Association of American Railroads (AAR), average train speed and terminal dwell time improved 10% and 3%, respectively, during the third quarter of 2008 compared to 2007. Terminal processing initiatives and improved asset utilization, combined with reduced volume levels, drove the improvement.

Operating Revenues

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions of Dollars	2008	2007	Change	2008	2007	Change
Freight revenues	$4,630	$3,990	16%	$13,038	$11,498	13%
Other revenues	216	201	7	646	588	10
Total	$4,846	$4,191	16%	$13,684	$12,086	13%

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

We recognize freight revenues on a percentage-of-completion basis as freight moves from origin to destination. We allocate freight revenues between reporting periods based on the relative transit time in each reporting period and recognize expenses as we incur them. We recognize other revenues as we perform services or meet contractual obligations. As a result of contract negotiations with some of our customers, we have provided incentives for meeting or exceeding specified cumulative volumes or shipping to and from specific locations, which we record as a reduction to freight revenues based on the actual or projected future shipments.

Freight revenue from five of the six commodity groups increased during the third quarter and year-to-date periods of 2008, with particularly strong growth from agricultural and energy shipments. While revenue generated from chemical and industrial products shipments grew in both periods compared to 2007, Hurricanes Gustav and Ike reduced shipments of these commodities. Revenue generated from automotive shipments declined versus 2007. ARC increased during both periods compared to 2007, driven by greater fuel cost recoveries and core pricing improvement. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic, as described below in more detail. Volume declined in both periods compared to 2007 as fewer automotive, intermodal, chemical and industrial products shipments more than offset growth of agricultural and energy shipments.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $750 million and $1.79 billion in freight revenues in the third quarter and year-to-date periods of 2008. Fuel surcharge revenue is not comparable to prior periods due to the implementation of new mileage-based fuel surcharge programs beginning in April 2007 for regulated traffic. Regulated traffic represents approximately 19% of our current revenue base. We also converted a portion of our non-regulated traffic to mileage-based fuel surcharge programs. Additionally, we reset the base fuel price at which the new mileage-based fuel surcharges take effect. The resetting of the fuel price at which the fuel surcharge begins, in conjunction with rebasing the affected transportation rates to include a portion of what had been in the fuel surcharge, did not materially change our freight revenue, as higher base rates offset lower fuel surcharge revenue.

Other revenue increased in the third quarter and year-to-date periods of 2008 versus 2007 driven by higher revenues from both our commuter rail operations and our subsidiary that brokers intermodal services. Accessorial revenues also increased in both periods due to improved collection rates.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions of Dollars	2008	2007	Change	2008	2007	Change
Agricultural	$ 848	$ 670	27%	$ 2,382	$ 1,886	26%
Automotive	324	348	(7)	1,039	1,089	(5)
Chemicals	659	586	12	1,916	1,704	12
Energy	1,051	824	28	2,827	2,316	22
Industrial Products	906	789	15	2,556	2,335	9
Intermodal	842	773	9	2,318	2,168	7
Total	$4,630	$3,990	16%	$13,038	$11,498	13%

Revenue Carloads	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Thousands	2008	2007	Change	2008	2007	Change
Agricultural	243	232	5%	719	663	8%
Automotive	153	201	(24)	517	623	(17)
Chemicals	224	238	(6)	690	701	(2)
Energy	615	600	3	1,758	1,702	3
Industrial Products	329	339	(3)	979	1,006	(3)
Intermodal	834	912	(9)	2,441	2,594	(6)
Total	2,398	2,522	(5)%	7,104	7,289	(3)%

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
ARC	2008	2007	Change	2008	2007	Change
Agricultural	$3,486	$2,888	21%	$3,314	$2,846	16%
Automotive	2,114	1,729	22	2,010	1,747	15
Chemicals	2,951	2,469	20	2,778	2,432	14
Energy	1,709	1,374	24	1,608	1,361	18
Industrial Products	2,747	2,327	18	2,609	2,322	12
Intermodal	1,010	846	19	950	835	14
Average	$1,931	$1,582	22%	$1,835	$1,577	16%

Agricultural Products – Price improvements, fuel surcharges, and volume growth generated higher agricultural freight revenue in the third quarter and nine-month periods of 2008 versus 2007. Strong global demand for grain and a weak dollar drove higher shipments of corn and feed grains in both periods and shipments of wheat and food grains for the year-to-date period of 2008. Third quarter wheat and food grain shipments declined versus 2007 due to lower Gulf exports, which reached near record levels in the third quarter of 2007.

Automotive – Double-digit declines in shipments of both finished vehicles and auto parts drove freight revenue lower in the third quarter and year-to-date periods of 2008 compared to 2007. Price improvements and fuel surcharges partially offset these lower volumes in both periods. The major manufacturers experienced poor sales and reduced vehicle production during the third quarter and all of 2008 due to the soft economy, which in turn reduced shipments of finished vehicles and parts. In addition, a major parts supplier strike reduced volume levels for the year-to-date period compared to 2007. Shipments of finished vehicles decreased 25% and 21% in the third quarter and year-to-date periods of 2008 versus 2007.

Chemicals – The primary drivers of higher revenue from chemicals shipments during both the third quarter and year-to-date periods were price improvements and fuel surcharges, which were partially offset by a decrease in volume levels in both periods. Weak market conditions and business interruptions resulting from Hurricanes Gustav and Ike all contributed to lower liquid and dry chemicals shipments. Plastics shipments also declined in both periods due to the effects of the hurricanes.

Energy – Price increases, fuel surcharges, and higher volume produced revenue growth in the third quarter and year-to-date periods of 2008 versus 2007. Shipments from the Southern Powder River Basin of Wyoming were up 7% and 6% in the third quarter and year-to-date periods of 2008 compared to 2007. Mine flooding and network interruptions caused by extensive flooding in the Midwest in June of this year partially offset year-to-date volume levels. Conversely, shipments from the Colorado and Utah mines were down 8% and 3% for the third quarter and year-to-date periods of 2008 versus 2007, due to lower mine production.

Industrial Products – Price improvements and fuel surcharges contributed to higher freight revenue in the third quarter and year-to-date periods of 2008 compared to 2007. Lower volume partially offset these increases. Continued softening of the housing market and weak market conditions resulted in lower lumber shipments in the third quarter and nine-month periods of 2008. In addition, cement shipments declined in both periods due to a weak overall residential and construction market. Business interruptions resulting from the hurricanes also reduced various construction-related shipments, primarily stone. Conversely, we had higher steel shipments in both periods compared to 2007 as the weak dollar increased the cost of steel imports, creating a strong market for domestic steel.

Intermodal – Price increases and fuel surcharges generated the revenue improvement in the third quarter and year-to-date periods of 2008, partially offset by lower volume levels. International traffic declined 14% and 9% in both periods of 2008 versus 2007, reflecting a general softening of imports from China. Notably, the peak intermodal shipping season, which usually starts in the third quarter, was particularly weak this year. Additionally, continued weakness in domestic housing and automotive sectors translated into weak demand in large sectors of the international intermodal market, which also contributed to lower volumes. Domestic traffic increased 2% in the third quarter due to growth of our legacy contract business and some share gain from trucks. Year-to-date, domestic traffic declined slightly compared to 2008 due to the loss of a customer contract and lower volumes from less-than-truckload shippers. Additionally, the flood-related embargo on traffic in the Midwest during the second quarter hindered intermodal volume levels in the year-to-date period.

Mexico Business – The results for each commodity group include shipments to and from Mexico. Revenue from Mexico business increased 16% to $422 million in the third quarter and 14% to $1.2 billion in the year-to-date period of 2008 compared to 2007. Price improvements and fuel surcharges contributed to these increases in both periods, partially offset by 8% and 3% declines in volume during the third quarter and year-to-date periods.

Operating Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions of Dollars	2008	2007	Change	2008	2007	Change
Compensation and benefits	$1,123	$1,095	3%	$ 3,356	$3,405	(1)%
Fuel	1,135	786	44	3,251	2,201	48
Purchased services and materials	481	479	—	1,444	1,400	3
Depreciation	348	332	5	1,034	984	5
Equipment and other rents	326	342	(5)	1,006	1,035	(3)
Other	218	152	43	659	550	20
Total	$3,631	$3,186	14%	$10,750	$9,575	12%

Operating expenses increased $445 million and $1.2 billion in the third quarter and nine-month periods of 2008 versus the comparable periods in 2007. Fuel price per gallon rose 59% and 56% during the third quarter and year-to-date periods, increasing operating expenses by $411 million and $1.15 billion, compared to 2007. Wage, benefit, and materials inflation, higher depreciation and casualty expense, and costs associated with the January Cascade mudslide and Hurricanes Gustav and Ike also increased expenses in both periods. Cost savings from productivity improvements, better resource utilization, and lower volume-related costs in both periods helped offset these increases.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. General wage and benefit inflation and higher pension and postretirement benefits increased expenses in the third quarter and year-to-date periods, reflecting higher salaries and wages. Also, in the third quarter of 2007, we incurred lower backpay expenses associated with the 2007 labor contract ratifications and reduced long-term disability costs, further increasing the year-over-year variance. Conversely, productivity initiatives in all areas, combined with lower volume, led to a 3% and 4% decline in our workforce for the third quarter and nine-month periods of 2008, saving $43 million and $146 million, respectively, compared to 2007.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Diesel fuel prices, which averaged $3.70 per gallon (including taxes and transportation costs) in the third quarter of 2008 compared to $2.32 per gallon in the same period in 2007, increased expenses by $411 million. A 7% improvement in our fuel consumption rate resulted in $54 million of cost savings due to the use of newer, more fuel efficient locomotives; our fuel conservation programs; improved network operations; and a shift in commodity mix, primarily due to growth in bulk shipments. Volume, as measured by gross ton-miles, decreased 3% in the third quarter, lowering expenses by $19 million compared to 2007. Year-to-date, diesel fuel prices averaged $3.36 per gallon (including taxes and transportation costs) compared to $2.15 per gallon in the same period in 2007, increasing expenses by $1.15 billion. A 4% improvement in our fuel consumption rate and a 1% decrease in gross-ton-miles reduced expenses by $97 million and $24 million, compared to 2007.

Purchased Services and Materials – Purchased services and materials expense includes the costs of services purchased from outside contractors; materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Costs associated with the September hurricanes increased expenses approximately $11 million, but were mostly offset by lower locomotive contract repairs and reduced consulting fees. Year-to-date, higher contract costs (including restoration costs related to the January Cascade mudslide, June Midwest flooding, and September hurricanes) increased expenses $35 million compared to 2007. Higher material costs for freight car wheel sets during the year and an increase in the number of wheel sets required to repair flood damaged freight cars during the third quarter also contributed to higher materials expense in both periods. Conversely, rail scrap proceeds associated with our rail replacement program partially offset these increases in both periods.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the third quarter and year-to-date periods of 2008.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Fewer shipments of finished vehicles, industrial products and intermodal containers combined with improved cycle times, which reflect operational improvement and better asset utilization, reduced our short term freight car rental expense by $17 million and $37 million in the third quarter and year-to-date periods of 2008 compared to 2007. In addition, lower lease expense for freight cars and intermodal containers decreased costs in both periods. Conversely, lease expense for fleet vehicles and other equipment increased costs in the third quarter of 2008 compared to 2007.

Other – Other costs include personal injury costs, freight and property damage, insurance, environmental expense, state and local taxes, utilities, telephone and cellular expenses, employee travel expense, and computer software and other general expenses. Other costs were higher in the third quarter and nine-month period of 2008 compared to the same periods of 2007, primarily due to an increase in personal injury expenses. We reduced personal injury expense by $30 million and $47 million in the first and third quarters of 2007 as a result of two actuarial studies, which produced unfavorable comparisons for the third quarter and year-to-date periods ended September 30, 2008. Increased property damage expense, state and local taxes, and higher utility costs in the third quarter and year-to-date periods of 2008 also drove the year-over-year increase.

Non-Operating Items

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions of Dollars	2008	2007	Change	2008	2007	Change
Other income	$ 23	$ 25	(8)%	$ 67	$ 76	(12)%
Interest expense	(130)	(124)	5	(384)	(357)	8
Income taxes	(405)	(374)	8	(940)	(866)	9

Other Income – Other income decreased in the third quarter and year-to-date periods of 2008 compared to 2007 due to lower gains from real estate sales and decreased returns on cash investments reflecting lower interest rates. Higher environmental expense with respect to our non-operating properties also drove the decline in other income for the year-to-date period versus 2007. Higher rental and licensing income in the third quarter and year-to-date periods partially offset the decreases.

Interest Expense – Interest expense increased in the third quarter and year-to-date periods of 2008 versus 2007 due to higher weighted-average debt levels. In the third quarter, the weighted-average debt level was

$8.4 billion, compared to $7.6 billion in 2007. Year-to-date, the weighted-average debt level was $8.2 billion, compared to $7.2 billion in 2007. A lower effective interest rate of 6.2% and 6.3% in the third quarter and year-to-date periods of 2008, respectively, compared to 6.5% and 6.6% in both periods of 2007 partially offset the higher weighted-average debt levels in both periods.

Income Taxes – Income taxes were higher in the third quarter and year-to-date periods of 2008 compared to 2007, driven by higher pre-tax income. Our effective tax rates for the third quarter and year-to-date periods of 2008 were 36.6% and 35.9% compared to 41.3% and 38.8% for the corresponding periods of 2007. The lower effective tax rates in 2008 result from several reductions in tax expense related to federal audits and state tax law changes. In addition, the effective tax rates in 2007 were increased by Illinois legislation that increased deferred tax expense in the third quarter of 2007.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads, including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change		2008	2007	Change
Average train speed (miles per hour)	23.7	21.5	10%		22.9	21.6	6%
Average terminal dwell time (hours)	24.4	25.2	(3)%		24.7	25.1	(2)%
Average rail car inventory (thou.)	300.4	311.8	(4)%		303.3	310.7	(2)%
Gross ton-miles (billions)	262.4	269.4	(3)%		776.7	785.1	(1)%
Revenue ton-miles (billions)	145.8	144.0	1%		427.4	418.4	2%
Operating ratio	74.9	76.0	(1.1	)pt	78.6	79.2	(0.6	)pt
Employees (average)	48,324	50,060	(3)%		48,697	50,529	(4)%
Customer satisfaction index	83	79	4	pt	82	80	2	pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Ongoing network management initiatives, productivity improvements, and lower volume levels contributed to 10% and 6% improvements in average train speed during the third quarter and nine-month periods of 2008 compared to 2007, despite network disruptions resulting from the Cascade mudslide in January, Midwest flooding during the second quarter, and the recent hurricanes in September.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time improved 3% and 2% in the third quarter and nine-month periods of 2008 compared to 2007. Lower volumes combined with initiatives to more timely deliver rail cars to our interchange partners and customers continue to improve dwell time.

Average Rail Car Inventory – Our average rail car inventory is the number of freight cars on-line throughout the system. Lower rail car inventory is desirable for network fluidity. Our rail car inventory improved 4% and 2% during the third quarter and year-to-date periods of 2008 compared to 2007, as we continued to focus on network management initiatives.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles decreased 3%, while revenue ton-miles increased 1% in the third quarter of 2008. Increased agricultural shipments (a higher density commodity) with a longer length of haul drove the growth in revenue ton-miles relative to the 5% carload decline.

Operating Ratio – Operating ratio is defined as our operating expenses as a percentage of operating revenue. Our operating ratios were 74.9% and 76.0% in the third quarter of 2008 and 2007, respectively. Price increases, fuel cost recoveries, network management initiatives, and improved productivity more than offset the impact of higher fuel prices.

Employees – Productivity initiatives reduced employee levels throughout the Company in the third quarter and nine-month periods of 2008 versus 2007. Fewer train and engine personnel due to improved network productivity and lower volumes drove the change.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement in survey results in the third quarter and year-to-date periods of 2008 generally reflects customer recognition of our improving service.

Debt to Capital / Adjusted Debt to Capital

Millions of Dollars, Except Percentages	Sep. 30, 2008	Dec. 31, 2007
Debt to Capital:
Debt (a)	$ 8,462	$ 7,682
Equity	15,735	15,585
Capital (b)	$24,197	$23,267
Debt to capital (a/b)	35.0%	33.0%
Adjusted Debt to Capital:
Debt	$ 8,462	$ 7,682
Value of sold receivables	600	600
Net present value of operating leases	3,674	3,783
Adjusted debt (a)	12,736	12,065
Equity	15,735	15,585
Adjusted capital (b)	$28,471	$27,650
Adjusted debt to capital (a/b)	44.7%	43.6%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide a reconciliation from debt to capital to adjusted debt to capital. Our September 30, 2008 debt to capital ratios increased as a result of a $780 million net increase in debt from December 31, 2007, and purchases of our common stock under our share repurchase program, partially offset by an increase in retained earnings due to higher earnings in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows	Nine Months Ended September 30,
Millions of Dollars	2008	2007
Cash provided by operating activities	$ 3,038	$ 2,367
Cash used in investing activities	(2,009)	(1,808)
Cash used in financing activities	(1,050)	(364)
Net change in cash and cash equivalents	$ (21)	$ 195

Cash Provided by Operating Activities – Higher net income in the first nine months of 2008 and changes in working capital combined to increase cash provided by operating activities. Higher inventory balances, in part due to higher fuel prices, partially offset this increase.

Cash Used in Investing Activities – Increased capital investments and lower proceeds from asset sales drove the increase in cash used in investing activities.

The table below details our cash capital investments:

	Nine Months Ended September 30,
Millions of Dollars	2008	2007
Track	$1,320	$1,226
Capacity and commercial facilities	476	330
Locomotives and freight cars	127	212
Other	94	74
Total	$2,017	$1,842

Cash Used in Financing Activities – Cash used in financing activities increased in the first nine months of 2008 versus 2007 due to higher debt repayments of $618 million, an increase of $258 million for the repurchase of common shares and an increase of dividends paid, reflecting our higher quarterly dividend. Higher debt issuances of $266 million partially offset these increases.

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

	Nine Months Ended September 30,
Millions of Dollars	2008	2007
Cash provided by operating activities	$ 3,038	$ 2,367
Cash used in investing activities	(2,009)	(1,808)
Dividends paid	(344)	(272)
Free cash flow	$ 685	$ 287

Financing Activities

Credit Facilities – On September 30, 2008, $1.9 billion of credit was available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We have not drawn on the facility during 2008. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires maintaining a debt-to-net-worth coverage ratio. At September 30, 2008, and December 31, 2007, we were in compliance with this covenant. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility expires in April 2012 and includes a change-of-control provision.

At September 30, 2008, we had $200 million of commercial paper outstanding. Our commercial paper balance is supported by our revolving credit facility but does not reduce the amount of borrowings available under the facility. During the nine months ended September 30, 2008, we issued $500 million of commercial paper and repaid $300 million. Despite the deterioration of the credit and financial markets, we were able to issue an additional $75 million of commercial paper in October of 2008. We also repaid $75 million of existing commercial paper during October of 2008. As of October 20, 2008, our current outstanding commercial paper balance totaled $200 million and was issued as follows:

•	$25 million issued at 4.2%, maturing in October 2008,

•	$75 million issued at 5.2%, maturing in November 2008, and

•	$100 million issued at 3.9%, maturing in January 2009.

Shelf Registration Statement and Significant New Borrowings – Under our current shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. In July 2008, our Board of Directors authorized the issuance of an additional $3 billion of debt securities under our shelf registration. As a result, at September 30, 2008, we had total authority to issue up to $3.75 billion of debt securities.

On October 7, 2008, we issued $750 million of 7.875% unsecured fixed-rate notes due January 15, 2019. The net proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions.

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

As of September 30, 2008, and December 31, 2007, we have reclassified as long-term debt approximately $650 million and $550 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Common Shareholders’ Equity

Stock Split – On May 28, 2008, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. The stock split entitled all shareholders of record at the close of business on May 12, 2008, to receive one additional share of our common stock, par value $2.50 per share, for each share of common stock held on that date.

Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 40 million shares of Union Pacific Corporation common stock through the end of 2009. On May 1, 2008, our Board of Directors authorized the repurchase of an additional 40 million common shares by March 31, 2011. As of September 30, 2008, we have repurchased a total of $2.8 billion of Union Pacific Corporation common stock since the original repurchase plan was authorized. Our assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. We expect to fund our common stock repurchases through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand.

	Number of Shares Purchased [a]		Average Price Paid [a]
	2008	2007	2008	2007
First quarter	6,512,278	4,088,000	$61.83	$49.34
Second quarter	6,337,197	7,299,400	$75.83	$58.20
Third quarter	5,943,111	9,064,042	$74.85	$57.97
Total	18,792,586	20,451,442	$70.67	$56.33
Remaining number of shares that may yet be repurchased [a]				35,960,372

[a]	All share numbers and prices have been restated to reflect the stock split completed on May 28, 2008.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments

As described in the notes to the Condensed Consolidated Financial Statements and as referenced in the tables below, we have contractual obligations and commercial commitments that may affect our financial condition. Based on our assessment of the underlying provisions and circumstances of our contractual obligations and commercial commitments, including material sources of off-balance sheet and structured finance arrangements, other than the risks that we and other similarly situated companies face with respect to the current and future condition of the capital markets (as described in Item 1A of Part II of this report), there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity. In addition, our commercial obligations, financings, and commitments are customary transactions that are similar to those of other comparable corporations, particularly within the transportation industry.

The following tables identify material obligations and commitments as of September 30, 2008:

		Payments Due by September 30,
Contractual Obligations Millions of Dollars	Total	2009	2010	2011	2012	2013	After 2013	Other
Debt [a]	$11,619	$1,296	$ 718	$ 836	$1,011	$ 891	$ 6,867	$—
Operating leases	5,836	633	583	546	471	386	3,217	—
Capital lease obligations [b]	1,914	191	173	179	121	155	1,095	—
Purchase obligations [c]	3,519	728	384	346	260	244	1,525	32
Other post retirement benefits [d]	396	39	40	41	41	41	194	—
Income tax contingencies [e]	157	137	—	—	—	—	—	20
Total contractual obligations	$23,441	$3,024	$1,898	$1,948	$1,904	$1,717	$12,898	$ 52

[a]

Excludes capital lease obligations of $1,276 million, unamortized discount of $(106) million, and market value adjustments of $3 million for debt with qualifying hedges that are recorded as assets on the Condensed Consolidated Statements of Financial Position. Includes an interest component of $4,330 million.

[b]	Represents total obligations, including interest component of $638 million.
[c]

Purchase obligations include locomotive maintenance contracts; purchase commitments for locomotives, ties, ballast, and rail; and agreements to purchase other goods and services. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

[d]

Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.

[e]

Future cash flows for income tax contingencies reflect the liability recorded, including interest and penalties, in accordance with FIN 48 as of September 30, 2008. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

		Amount of Commitment Expiration by September 30,
Other Commercial Commitments Millions of Dollars	Total	2009	2010	2011	2012	2013	After 2013
Credit facilities [a]	$1,900	$—	$—	$—	$1,900	$—	$—
Sale of receivables [b]	600	600	—	—	—	—	—
Guarantees [c]	467	28	47	62	35	7	288
Standby letters of credit [d]	28	28	—	—	—	—	—
Total commercial commitments	$2,995	$656	$ 47	$ 62	$1,935	$ 7	$288

[a]	None of the credit facility was used as of September 30, 2008.
[b]	$600 million of the sale of receivables program was utilized at September 30, 2008.
[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.
[d]	None of the letters of credit were drawn upon as of September 30, 2008.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at September 30, 2008, and December 31, 2007. The value of the outstanding undivided interest held by investors under the facility was $600 million at September 30, 2008, and December 31, 2007. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,231 million and $1,071 million of accounts receivable held by UPRI at September 30, 2008, and December 31, 2007, respectively. At September 30, 2008, and December 31, 2007, the value of the interest retained by UPRI was $631 million and $471 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability, as the servicing fees adequately compensate us for these responsibilities. The Railroad collected approximately $4.7 billion and $4.1 billion during the three months ended September 30, 2008 and 2007, respectively, and $13.3 billion and $11.8 billion during the nine months ended September 30, 2008 and 2007, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $5 million and $9 million for the three months ended September 30, 2008 and 2007, respectively, and $17 million and $26 million for the nine months ended September 30, 2008 and 2007, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI. In October 2008, we extended the sale of receivables program to August 2009 without any significant changes in terms, except to increase the capacity to sell undivided interests to $660 million.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. FAS 162 is not expected to have a material impact on our financial statements.

In June 2008, the FASB released a staff position on Emerging Issues Task Force Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6). The staff position concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6; and therefore, should be included in computing earnings per share using the two-class method. As discussed in note 4, Union Pacific pays nonforfeitable dividends to its unvested retention awards and performance retention awards. This staff position will be effective for Union Pacific’s financial statements beginning in 2009. We are still evaluating the impact that this staff position will have on the presentation of our basic and diluted earnings per share.

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

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our Annual Report on Form 10-K, filed on February 28, 2008, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Amendments and additions to these risk factors are set forth in Item 1A of Part II of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings, claims, and litigation that occur in connection with our business. Management routinely assesses our liabilities and contingencies in connection with these matters based upon the latest available information. Consistent with SEC rules and requirements, we describe material pending legal proceedings (other than ordinary routine litigation incidental to our business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $100,000) and such other pending matters that we may determine to be appropriate. We do not have any matters or events requiring a disclosure under this Item 1 for the period covered by this report.

Environmental Matters

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7 of our 2007 Annual Report on Form 10-K.

Other Matters

None.

Item 1A. Risk Factors

The following amendments and additions to the risk factors included under this Item 1A reflect the current conditions of the capital markets, which present uncertainties to all companies that rely on capital markets for liquidity or financing. The information in this Item 1A should be considered in conjunction with the other risk factors identified in our 2007 Annual Report on Form 10-K filed on February 28, 2008 and the statements under the caption “Cautionary Information” in Item 2 of Part I of this report.

We May Be Affected by General Economic Conditions – Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets, including the availability of short and long-term debt financing, may affect the producers and consumers of the commodities we carry and may have a material adverse effect on our results of operations, financial condition, and liquidity.

We Utilize Capital Markets – We rely on the capital markets to provide some of our capital requirements, including the issuance of long-term debt instruments and commercial paper from time-to-time, as well as the sale of certain of our receivables. Significant instability or disruptions of the capital markets, including the credit markets, or deterioration of our financial condition due to internal or external factors could restrict or prohibit our access to, and significantly increase the cost of, commercial paper and other financing sources, including bank credit facilities and issuance of corporate bonds. Any of these factors alone or in combination could also result in a reduction of our credit rating to below investment grade, which could prohibit or restrict us from utilizing our current sale of receivables program or accessing external sources of short and long-term debt financing and significantly increase the costs associated with utilizing a sale of receivables program and issuing both commercial paper and long-term debt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2008:

Period	Total Number of Shares Purchased [a]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Jul. 1 through Jul. 31	3,684,021	$73.31	3,627,211	38,276,272
Aug. 1 through Aug. 31	1,488,978	78.99	1,483,800	36,792,472
Sep. 1 through Sep. 30	840,119	74.83	832,100	35,960,372
Total	6,013,118	$74.93	5,943,111	N/A

[a]

Total number of shares purchased during the quarter includes 70,007 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On January 30, 2007, our Board of Directors authorized us to repurchase up to 20 million (40 million post-split) shares of our common stock through December 31, 2009. We may make these repurchases on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. On May 1, 2008, our Board of Directors authorized an additional repurchase of 20 million (40 million post-split) shares of our common stock through March 31, 2011.

Dividend Restriction – We have a restriction related to the payment of cash dividends to our shareholders due to a debt-to-net-worth covenant requirement under our current revolving credit facility. The amount of retained earnings available for dividends was $11.3 billion and $11.5 billion at September 30, 2008 and December 31, 2007, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement
3(a)	Revised Articles of Incorporation of UPC, as amended through May 1, 2008.

10	UPC Executive Incentive Plan, effective May 5, 2005, as amended September 25, 2008.

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2008 and 2007.

12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2008 and 2007.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James R. Young and Robert M. Knight, Jr.

Description of Exhibits Incorporated by Reference

3(b)	By-Laws of UPC, effective September 25, 2008, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report of Form 8-K, filed on September 30, 2008.

4	Form of Debt Security (Note) is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, filed on October 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 23, 2008

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek

Jeffrey P. Totusek,
Vice President and Controller
(Principal Accounting Officer)