Form 10-K
period 2008-12-31
UNION PACIFIC CORP
filed 2009-02-06
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-6075

UNION PACIFIC CORPORATION

(Exact name of registrant as specified in its charter)

UTAH	13-2626465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 DOUGLAS STREET, OMAHA, NEBRASKA

(Address of principal executive offices)

68179

(Zip Code)

(402) 544-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock (Par Value $2.50 per share)	New York Stock Exchange, Inc.

¡	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☑ Yes             ☐ No

¡	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes             ☑ No

¡

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes             ☐ No

¡

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

¡

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

¡	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes             ☑ No

As of June 30, 2008, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $41.6 billion.

The number of shares outstanding of the registrant’s Common Stock as of January 30, 2009 was 503,193,533.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2009, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

UNION PACIFIC CORPORATION

February 6, 2009

Fellow Shareholders:

Union Pacific withstood a very challenging year and delivered record financial results for our shareholders in 2008. We overcame a mudslide that brought down a mountain, flooding, hurricanes, record-high diesel fuel prices and a recessionary economy to produce strong earnings growth and a best-ever profit margin.

Our success stems from a consistent focus on our long-term strategy:

•	Although rail is already the safest form of ground freight transportation, we achieved a record safety performance for our employees, our customers and our communities in 2008.

•	We achieved the best customer satisfaction ratings in our Company’s history as customers realized more value from rail transportation because of our excellent service.

•	The efficiency of our Company increased throughout 2008 as we diligently executed our operating plan, increased asset turns and utilized technology to increase productivity.

•

Investing capital for future growth supports the strong, long-term demand we see ahead for Union Pacific’s transportation services. We will always balance this need with earning a fair return and responding to near-term economic realities.

•

Our conservation efforts benefited our nation, our communities and our economy by reducing emissions and fuel consumption. During 2008, UP’s fuel consumption rate improved 4 percent, saving 58 million gallons of diesel fuel.

•	We also focused on producing solid shareholder returns with a two-for-one stock split, a 23 percent dividend increase and share repurchases totaling more than $1.5 billion.

As we enter 2009, there is a great deal of concern regarding the economy. Some believe the darkest days are still ahead of us, while others expect a more near-term recovery. Whatever the case may be, Union Pacific is up to the challenge.

Throughout the current financial crisis, we maintained a solid balance sheet, a strong cash position and good access to the capital markets. Going forward, we will continue to manage our financial position to ensure flexibility and liquidity in today’s challenging environment.

As the new administration in Washington focuses on infrastructure to stimulate economic growth, Union Pacific’s role will be critical and our opportunity is great. America and the communities we serve need a strong rail system that is energy efficient, emissions friendly and provides good-paying American jobs. Railroads are also cost effective. For example, we can build five miles of rail for the same amount it costs to construct roughly one urban highway mile.

Since 1862, Union Pacific employees have served the needs of our nation through hard work, innovation and integrity. We are both confident and optimistic about the future of our Company. Although there certainly will be challenges in the coming months, the steps we take today will allow us to emerge from this time as an even more successful railroad tomorrow.

Chairman, President and

Chief Executive Officer

DIRECTORS AND SENIOR MANAGEMENT

BOARD OF DIRECTORS

Andrew H. Card, Jr.

Consultant and Professional

Speaker

Board Committees: Audit, Finance

Erroll B. Davis, Jr.

Chancellor

University System of Georgia

Board Committees: Compensation

and Benefits, Corporate Governance

and Nominating

Thomas J. Donohue

President and

Chief Executive Officer

U.S. Chamber of Commerce

Board Committees: Compensation

and Benefits (Chair), Corporate

Governance and Nominating

Archie W. Dunham

Retired Chairman

ConocoPhillips

Board Committees: Finance (Chair),

Corporate Governance and

Nominating

Judith Richards Hope

Distinguished Visitor from Practice

and Professor of Law

Georgetown University Law Center

Board Committees: Audit (Chair),

Finance

Charles C. Krulak

General, USMC, Ret.

Former Commandant of the

United States Marine Corps

Board Committees: Audit, Finance

Michael R. McCarthy

Chairman

McCarthy Group, LLC

Board Committees: Audit, Finance

Michael W. McConnell

General Partner

Brown Brothers Harriman & Co.

Board Committees: Audit,

Compensation and Benefits

Thomas F. McLarty III

President

McLarty Associates

Board Committees: Compensation

and Benefits, Corporate Governance

and Nominating

Steven R. Rogel

Chairman

Weyerhaeuser Company

Board Committees: Corporate

Governance and Nominating (Chair),
Compensation and Benefits

Jose H. Villarreal

Advisor

Akin, Gump, Strauss, Hauer & Feld,

LLP

Board Committees: Corporate

Governance and Nominating, Finance

James R. Young

Chairman, President and

Chief Executive Officer

Union Pacific Corporation and

Union Pacific Railroad Company

SENIOR MANAGEMENT

James R. Young

Chairman, President and

Chief Executive Officer

Union Pacific Corporation and

Union Pacific Railroad Company

Dennis J. Duffy

Executive Vice President–

Operations

Union Pacific Railroad Company

Charles R. Eisele

Senior Vice President–Strategic

Planning

Union Pacific Corporation

Lance M. Fritz

Vice President–Labor Relations

Union Pacific Railroad Company

Bernard R. Gutschewski

Vice President–Taxes

Union Pacific Corporation

J. Michael Hemmer

Senior Vice President–Law

and General Counsel

Union Pacific Corporation

Mary Sanders Jones

Vice President and Treasurer

Union Pacific Corporation

Robert M. Knight, Jr.

Executive Vice President–Finance

and Chief Financial Officer

Union Pacific Corporation

John J. Koraleski

Executive Vice President–

Marketing and Sales

Union Pacific Railroad Company

Richard R. McClish

Vice President–

Continuous Improvement

Union Pacific Railroad Company

Joseph E. O’Connor, Jr.

Vice President–Purchasing

Union Pacific Railroad Company

Michael A. Rock

Vice President–External Relations

Union Pacific Corporation

Barbara W. Schaefer

Senior Vice President–Human

Resources and Secretary

Union Pacific Corporation

Lynden L. Tennison

Senior Vice President and

Chief Information Officer

Union Pacific Corporation

Jeffrey P. Totusek

Vice President and Controller

Union Pacific Corporation

Robert W. Turner

Senior Vice President–

Corporate Relations

Union Pacific Corporation

PART I

Item 1. Business

GENERAL

Union Pacific Corporation owns one of America’s leading transportation companies. Its principal operating company, Union Pacific Railroad Company, links 23 states in the western two-thirds of the country and serves the fastest-growing U.S. population centers. Union Pacific’s diversified business mix includes agricultural products, automotive, chemicals, energy, industrial products and intermodal. It offers competitive long-haul routes from all major West Coast and Gulf Coast ports to eastern gateways. Union Pacific Railroad Company connects with Canada’s rail systems and is the only railroad serving all six major gateways to Mexico, making it North America’s premier rail franchise.

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

We have included the Chief Executive Officer (CEO) and Chief Financial Officer certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and (b) to this report. Additionally, we filed with the NYSE the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (Listing Standards) pursuant to Section 303A.12(a) of the Listing Standards, which was dated May 12, 2008, and indicated that the CEO was not aware of any violations of the Listing Standards by the Corporation.

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

OPERATIONS

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. Additional information regarding our business and operations, including revenue and financial information and data and other information regarding environmental matters, is presented in Legal Proceedings, Item 3; Selected Financial Data, Item 6; Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7; and the Financial Statements and Supplementary Data, Item 8.

Operations – UPRR is a Class I railroad operating in the United States. We have approximately 32,012 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern United States gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our freight traffic consists of bulk, manifest, and premium business. Bulk traffic is primarily coal, grain, rock, or soda ash in unit trains – trains transporting a single commodity from one source to one destination. Manifest traffic is individual carload or less than train-load business, including commodities such as lumber, steel, paper, and food. The transportation of finished vehicles and intermodal containers is part of our premium business. In 2008, we generated freight revenues totaling $17.1 billion from the following six commodity groups:

2008 Freight Revenue

Agricultural – Transporting agricultural products, including whole grains, commodities produced from these grains, and food and beverage products, provided 18% of our 2008 freight revenues. With access to most major grain markets, we provide a critical link between the Midwest and western producing areas and export terminals in the Pacific Northwest (PNW) and Gulf ports, as well as Mexico. Unit trains of grain efficiently shuttle between producers and export terminals or domestic markets. We also serve significant domestic markets, including grain processors, animal feeders, and ethanol producers in the Midwest, West, South, and Rocky Mountain states. Primary food commodities consist of a variety of fresh and frozen fruits and vegetables, dairy products, and beverages, which are moved to major U.S. population centers for distribution and consumption. Express Lane and our Produce Unit Train, our premium perishables services that move fruits and vegetables from the PNW and California with priority service to destinations in the East, compete with the trucking industry. We transport frozen meat and poultry to the West Coast ports for export, while beverages, primarily beer, enter the U.S. from Mexico.

Automotive – We are the largest automotive carrier west of the Mississippi River, serving seven vehicle assembly plants and distributing imported vehicles from six West Coast ports and Houston. We off-load finished vehicles at 38 vehicle distribution centers for delivery by truck to all major western U.S. cities. In addition to transporting finished vehicles, we provide expedited handling of automotive parts in both boxcars and intermodal containers to several assembly plants. We carry automotive materials bound for assembly plants in Mexico, the U.S., and Canada, and we also transport finished vehicles from manufacturing facilities in Mexico. In 2008, transportation of finished vehicles and automotive materials accounted for 8% of our freight revenues.

Chemicals – Transporting chemicals provided 15% of our freight revenues in 2008. Our franchise enables us to serve the chemical producing areas along the Gulf Coast, as well as the Rocky Mountain region. Two-thirds of the chemicals business consists of liquid and dry chemicals, plastics, and liquid petroleum products. In addition to transporting plastics, customers also use our storage-in-transit yards for intermediate storage of plastic resins. Soda ash shipments originate in southwestern Wyoming and California destined primarily for glass producing markets in the East, the West, and abroad. Fertilizer movements originate primarily in the Gulf Coast region, as well as the West and Canada, bound for major agricultural users in the Midwest and the western U.S.

Energy – Coal transportation accounted for 22% of our 2008 freight revenues. Our transportation network allows us to transport coal and coke to utilities, industrial facilities, interchange points, and water terminals. The water terminals provide access to the West and Gulf Coasts for export, and rail/barge interchange facilities on the Mississippi and Ohio Rivers and the Great Lakes. We serve mines located in the Southern Powder River Basin of Wyoming (SPRB), Colorado, Utah, southern Wyoming, and southern Illinois. SPRB coal represents the largest growth segment of the market, as utilities continue to favor its lower cost and low-sulfur content.

Industrial Products – Our extensive network enables our industrial products group to move numerous commodities between thousands of origin and destination points throughout North America. Lumber shipments originate primarily in the PNW and Canada for destinations throughout the United States for new home construction and repair and remodeling. Commercial and highway construction drives shipments of steel and construction products, consisting of rock, cement, and roofing materials. Paper and consumer goods, including furniture and appliances, are shipped to major metropolitan areas for consumers. Nonferrous metals and industrial minerals are moved for industrial manufacturing. In addition, we provide efficient and safe transportation for government entities and waste companies. In 2008, transporting industrial products provided 19% of our freight revenues.

Intermodal – Our intermodal business, which represented 18% of our freight revenues in 2008, includes international, domestic, and premium shipments. International business consists of imported or exported container traffic that arrives at, or departs from, West Coast ports via ocean vessel. Domestic business includes domestic container and trailer traffic for major retailers and other U.S. businesses that is sold through intermodal marketing companies (primarily shipper agents and consolidators) and truckload carriers. Less-than-truckload and package carriers with time-sensitive business requirements account for the majority of our premium service.

Seasonality – Some of the commodities we carry have peak shipping seasons, reflecting either or both the nature of the commodity, such as certain agricultural and food products that have specific growing and harvesting seasons, and the demand cycle for the commodity, such as intermodal traffic, which generally has a peak shipping season during the third quarter to meet holiday-related demand for consumer goods during the fourth quarter. The peak shipping seasons for these commodities can vary considerably from year to year depending upon various factors, including the strength of domestic and international economies and currencies and the strength of harvests and market prices of agricultural products. In response to an annual request delivered by the Surface Transportation Board (STB) of the United States Department of Transportation (DOT) to all of the Class I railroads operating in the U.S., we issue a letter during the third quarter detailing our plans for handling traffic during the third and fourth quarters and providing other information requested by the STB.

Working Capital – We currently have, and historically have had, a working capital deficit, which is common in our industry and does not indicate a lack of liquidity or financial stability. We maintain adequate resources and, when necessary, have access to capital to meet any daily and short-term cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Competition – We are subject to competition from other railroads, motor carriers, ship and barge operators, and pipelines. Our main rail competitor is Burlington Northern Santa Fe Corporation. Its rail subsidiary, BNSF Railway Company (BNSF), operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other railroads and motor carriers. Motor carrier competition is particularly strong for five of our six commodity groups (excluding energy). Because of the proximity of our routes to major inland and Gulf Coast waterways, barges can be particularly competitive, especially for grain and bulk commodities. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, or legislation releasing motor carriers from their size or weight limitations, could have a material adverse effect on our business.

Equipment Suppliers – We depend on two key domestic suppliers of locomotives. Due to the capital intensive nature and sophistication of this equipment, potential new suppliers face high barriers to entry with respect to this industry. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives for any reason, including insolvency or bankruptcy, we could experience a significant cost increase and risk reduced availability of the locomotives that are necessary to our operations. Additionally, there are two key suppliers of rail for U.S. railroads (one domestic and one international). Rail is critical for both maintenance of our network and replacement and improvement or expansion of our network and facilities. Rail manufacturing also has high barriers to entry, and, if one of those suppliers discontinues operations for any reason, including insolvency or bankruptcy, we could experience cost increases and difficulty obtaining rail.

Employees – Approximately 86% of our 48,242 full-time-equivalent employees are represented by 14 major rail unions. We concluded the most recent round of negotiations with the unions in 2008 when the last three unions (yardmasters, United Transportation Union, and the IAM) ratified new agreements. The 14 unions executed similar multi-year agreements that provide for wage increases and increased employee health and welfare cost sharing. The annual wage increases (including retroactive increases) are as follows: July 2005 2.5%; July 2006 3.0%; July 2007 3.0%; July 2008 4.0%; July 2009 4.5%. The current agreements expire on December 31, 2009, and the next round of negotiations will begin in late 2009.

Railroad Security – Operating a safe and secure railroad is first among our critical priorities and is a primary responsibility of all our employees. This emphasis helps us protect the public and our employees, our customers, and our operations and rail network. Our security efforts rely upon a wide variety of measures including employee training, cooperation with our customers, training of emergency responders, and partnerships with numerous federal, state, and local government agencies. While federal law requires us to protect the confidentiality of our security plans designed to safeguard against terrorism and other security incidents, the following provides a general overview of our security initiatives.

UPRR Security Measures – We maintain a comprehensive security plan designed to deter and to respond to any potential or actual threats as they arise. The plan includes four levels of alert status, each with its own set of countermeasures. We employ our own police force, consisting of more than 220 commissioned and highly-trained officers. Our employees also undergo recurrent security and preparedness training, as well as federally-mandated hazardous materials and security training. We regularly review the sufficiency of our employee training programs for ways to increase preparedness and to improve security.

We have an emergency response management center, which operates 24 hours a day. The center receives reports of emergencies, dangerous or potentially dangerous conditions, and other safety and security issues from our employees, the public, and law enforcement and other government officials. In cooperation with government officials, we monitor both threats and public events, and as necessary, we may alter rail traffic flow near high-risk areas to minimize risk to communities we serve and our operations. We comply with the hazardous materials routing rules and other requirements imposed by federal law. We also design our operating plan to expedite the movement of hazardous material shipments to minimize the time rail cars remain idle at yards and terminals located in or near major population centers. Additionally, we are prepared to comply with new Transportation Security Agency (TSA) regulations governing tracking and the chain of custody for Rail Security-Sensitive Material Shipments, including toxic inhalation hazard materials, which will take effect on April 1, 2009.

We also have established a number of our own innovative safety and security-oriented initiatives ranging from various investments in technology to the Officer on the Train program, which provides local law enforcement officers with the opportunity to ride with train crews to enhance their understanding of railroad operations and risks.

Cooperation with Federal, State, and Local Government Agencies – We work closely with government agencies ranging from the DOT and the Department of Homeland Security (DHS), to local police departments, fire departments, and other first responders. In conjunction with the DOT, DHS, and other railroads, we sponsor Operation Respond, which provides first responders with secure links to electronic railroad resources, including mapping systems, shipment records, and other essential information required by emergency personnel to respond to accidents and other situations. We also participate in the National Joint Terrorism Task Force, a multi-agency effort established by the Justice Department and the Federal Bureau of Investigation to combat and prevent terrorism.

We work with the Coast Guard, U.S. Customs and Border Protection (CBP, formerly the U.S. Customs Service), and the Military Transport Management Command to monitor shipments entering the UPRR rail network at U.S. border crossings and ports. We were the first railroad in the United States to be named a partner in CBP’s Customs-Trade Partnership Against Terrorism (C-TPAT), a partnership designed to develop, enhance, and maintain effective security processes throughout the global supply chain.

Cooperation with Customers and Trade Associations – Along with other railroads, we work with the American Chemistry Council to train more than 200,000 emergency responders each year. We work closely with our chemical shippers to establish plant security plans, and continue to take steps to more closely monitor and track hazardous materials shipments. In cooperation with the Federal Railroad Administration (FRA) and other railroads, we are also working to develop an improved tank car design that will further limit the risk of releases of hazardous materials.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

Governmental Regulation – Our operations are subject to a variety of federal, state, and local regulations, generally applicable to all businesses (see also the discussion of certain regulatory proceedings in Legal Proceedings, Item 3).

The operations of the Railroad are subject to the regulatory jurisdiction of the STB. The operations of the Railroad are also subject to the regulations of the FRA and other federal and state agencies. The STB has jurisdiction over rates charged on certain regulated rail traffic; common carrier service of regulated traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers. On January 26, 2007, the STB issued a decision limiting the manner in which U.S. railroads can calculate fuel surcharges on traffic regulated by the STB, and we have complied with this regulation. The STB also has adopted new mechanisms for regulating some of our rates, adopted a new methodology for calculating the cost of capital for railroads, and expanded its review of line sales and leases. Various appeals may affect these regulations prior to final implementation.

DOT, the Occupational Safety and Health Administration, and the DHS, along with other federal agencies, have jurisdiction over certain aspects of safety, movement of hazardous materials, movement and disposal of hazardous waste, emissions requirements, and equipment standards. On October 16, 2008, the President signed the Rail Safety Improvement Act of 2008 into the law, which, among other things, revises hours of service rules for train and certain other railroad employees, mandates implementation of positive train control (a collision avoidance technology that can override locomotive controls and stop a train before an accident) by the end of 2015, addresses safety at rail crossings, increases the number of safety related employees of the FRA, and increases fines that may be levied against railroads for safety violations. Additionally, various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

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

We May Be Affected by General Economic Conditions – Either or both of prolonged and severe adverse domestic and global economic conditions or disruptions of either or both of the financial and credit markets, including the availability of short and long-term debt financing, may affect the producers and consumers of the commodities we carry and may have a material adverse effect on our results of operations, financial condition, and liquidity.

We Are Subject to Significant Governmental Regulation – We are subject to governmental regulation by a significant number of federal, state, and local authorities covering a variety of health, safety, labor, environmental, economic (as discussed below), and other matters. Many laws and regulations require us to obtain and maintain various licenses, permits, and other authorizations, and we cannot guarantee that we will continue to be able to do so. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments may change the legislative or regulatory frameworks within which we operate without providing us any recourse to address any adverse effects on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution, business relationships with other railroads, calculation of our cost of capital or other inputs relevant to determining or estimating our revenue adequacy, and costs and expenses. In recent years, there has been a significant level of legislative activity involving proposed bills in Congress and state legislatures seeking to re-regulate various aspects of railroad operations. As part of the Rail Safety Improvement Act of 2008, railroad carriers must implement positive train control (a collision avoidance technology that can override locomotive controls and stop a train before an accident) by the end of 2015, which could have a material adverse effect on our results of operations, financial condition, and liquidity. Increased regulation of the rail industry likely would restrict our ability to determine prices for certain rail services, affect our ability to control traffic volume, and reduce capital spending on our rail network, facilities and equipment, resulting in a material adverse effect on our results of operations, financial condition, and liquidity.

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

We Must Manage Fluctuating Demand for Our Services and Network Capacity – If there is significant demand for our services that exceeds the designed capacity of our network, we may experience network difficulties, including congestion and reduced velocity, that could compromise the level of service we provide to our customers. This level of demand may also compound the impact of weather and weather-related events on our operations and velocity. Although we continue to improve our transportation plan, add capacity, and improve operations at our yards and other facilities, we cannot be sure that these measures will fully or adequately address any service shortcomings resulting from demand exceeding our planned capacity. We may experience other operational or service difficulties related to network capacity, dramatic and unplanned increases or decreases of demand for rail service with respect to one or more of our commodity groups, or other events that could have a negative impact on our operational efficiency, any of which could have a material adverse effect on our results of operations, financial condition, and liquidity. In the event that we experience significant reductions of demand for rail services with respect to one or more of our commodity groups, we may experience increased costs associated with resizing our operations, including higher unit operating costs and costs for the storage of locomotives, rail cars, and other equipment; work-force adjustments; and other related activities, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Utilize Capital Markets – Due to the significant capital expenditures required to operate a safe and efficient railroad, we rely on the capital markets to provide some of our capital requirements, including the issuance of long-term debt instruments, and commercial paper from time-to-time, as well as the sale of certain of our receivables. Significant instability or disruptions of the capital markets, including the credit markets, or deterioration of our financial condition due to internal or external factors could restrict or prohibit our access to, and significantly increase the cost of, commercial paper and other financing sources, including bank credit facilities and the issuance of long-term debt, including corporate bonds. Any of these factors alone or in combination could also result in a reduction of our credit rating to below investment grade, which could prohibit or restrict us from utilizing our current sale of receivables program or accessing external sources of short and long-term debt financing and significantly increase the costs associated with utilizing a sale of receivables program and issuing both commercial paper and long-term debt.

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

Rising or Elevated Fuel Costs and Whether We Are Able to Mitigate These Costs with Fuel Surcharges Could Materially and Adversely Affect Our Business – Fuel costs constitute a significant portion of our transportation expenses. Diesel fuel prices are subject to dramatic fluctuations, and significant price increases could have a material adverse effect on our operating results. Although we currently are able to recover a significant amount of our increased fuel expenses through revenue from fuel surcharges, we cannot be certain that we will always be able to mitigate rising or elevated fuel costs through surcharges. Future market conditions or legislative or regulatory activities could adversely affect our ability to apply fuel surcharges or adequately recover increased fuel costs through fuel surcharges. International, political, and economic circumstances affect fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. If a fuel supply shortage were to arise, higher fuel prices could, despite our fuel surcharge programs, have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We Are Dependent on Certain Key Suppliers of Locomotives and Rail – Due to the capital intensive nature and sophistication of locomotive equipment, potential new suppliers face high barriers to entry with respect to locomotive manufacturing. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives for any reason, including bankruptcy or insolvency, we could experience significant cost increases and reduced availability of the locomotives that are necessary to our operations. Additionally, there are two key suppliers of rail, which is critical for rail replacement programs, maintenance, and for adding additional network capacity, new rail and storage yards, and expansions of existing facilities. This industry similarly has high barriers to entry, and if one of these suppliers discontinues operations for any reason, including bankruptcy or insolvency, we could experience both significant cost increases for rail purchases and difficulty obtaining sufficient rail for maintenance and other projects.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We employ a variety of assets in the management and operation of our rail business. Our rail network covers 23 states in the western two-thirds of the U.S.

Track – Our rail network includes 32,012 route miles. We own 26,171 miles and operate on the remainder pursuant to trackage rights or leases. The following table describes track miles at December 31, 2008 and 2007.

	2008	2007
Route miles	32,012	32,205
Other main line	6,510	6,404
Passing lines and turnouts	3,037	3,021
Switching and classification yard lines	9,207	9,270
Total	50,766	50,900

Harriman Dispatching Center – The Harriman Dispatching Center (HDC), located in Omaha, Nebraska, is our primary dispatching facility. It is linked to regional dispatching and locomotive management facilities at various locations along our network. The HDC moves locomotives and trains, manages traffic on our network, and coordinates interchanges with other railroads. Over 1,000 employees currently work on-site in the facility.

Rail Facilities – In addition to our track structure, we operate numerous facilities, including terminals for intermodal and other freight; rail yards for train-building (classification yards), switching, storage-in-transit (the temporary storage of customer goods in rail cars prior to shipment) and other activities; offices to administer and manage our operations; dispatch centers to direct traffic on our rail network; crew quarters to house train crews along our network; and shops and other facilities for fueling, maintenance, and repair of locomotives and repair and maintenance of rail cars and other equipment. The following tables include the major yards and terminals on our system:

Top 10 Classification Yards	2008	Avg. Daily Car Volume 2007
North Platte, Nebraska	2,500	2,700
North Little Rock, Arkansas	1,600	1,600
Proviso (Chicago), Illinois	1,500	1,600
Englewood (Houston), Texas	1,300	1,300
Fort Worth, Texas	1,300	1,200
Roseville, California	1,300	1,400
Livonia, Louisiana	1,200	1,300
West Colton, California	1,200	1,300
Pine Bluff, Arkansas	1,200	1,300
Neff (Kansas City), Missouri	1,000	1,000

Top 10 Intermodal Terminals	2008	Annual Lifts 2007
ICTF (Los Angeles), California	619,000	719,000
East Los Angeles, California	383,000	360,000
Marion (Memphis), Tennessee	360,000	414,000
Global II (Chicago), Illinois	299,000	353,000
Dallas, Texas	294,000	292,000
Global I (Chicago), Illinois	291,000	310,000
Seattle, Washington	228,000	250,000
Yard Center (Chicago), Illinois	227,000	238,000
Oakland, California	222,000	236,000
Englewood (Houston), Texas	207,000	214,000

Rail Equipment – Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for transportation of crews and other activities. As of December 31, 2008, we owned or leased the following units of equipment:

Locomotives	Owned	Leased	Total	Average Age (yrs.)
Road	4,247	3,531	7,778	14.6
Switching	475	28	503	30.6
Other	112	55	167	21.5
Total locomotives	4,834	3,614	8,448	N/A

Freight cars	Owned	Leased	Total	Average Age (yrs.)
Covered hoppers	13,053	22,602	35,655	29.4
Open hoppers	13,144	4,990	18,134	29.4
Gondolas	7,197	6,726	13,923	26.9
Boxcars	6,469	3,365	9,834	27.0
Mechanical refrigerated	2,696	4,722	7,418	20.8
Flat cars	3,460	865	4,325	31.2
Other	112	604	716	N/A
Total freight cars	46,131	43,874	90,005	N/A

Capital Expenditures – Our rail network requires significant annual capital investments for replacement, improvement, and expansion. These investments enhance safety, support the transportation needs of our customers, and improve our operational efficiency. Additionally, we add new locomotives and freight cars to our fleet to replace older, less efficient equipment, to support growth and customer demand, and to reduce our impact on the environment through the acquisition of more fuel efficient and low-emission locomotives.

2008 Capital Expenditures – During 2008, we made capital investments totaling $3.1 billion, which included cash spending of $2.8 billion (see the capital expenditures table in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Condition, Item 7). Our capital plan included the acquisition of 82 locomotives, 300 freight cars and 2,000 intermodal containers acquired under long-term operating leases with an aggregate net present value of $178 million. We also acquired 83 locomotives through capital lease financings valued at $175 million.

Infrastructure Expansion – One of our critical routes is the Sunset Corridor, a 760-mile route running between Los Angeles and El Paso, Texas. This heavily traveled corridor carries about 20 percent of our traffic, including a significant amount of intermodal traffic. In 2008, we added 45 miles of double track to the corridor, which now includes nearly 455 miles of double track (approximately 60% of the route). To support anticipated growth on the Sunset Corridor, as well as our other key routes, we continue to upgrade and add terminal capacity. During 2008, we opened a new intermodal facility at San Antonio, Texas, and acquired property for the construction of a new intermodal facility in Joliet, Illinois.

An important part of our franchise is our access to the coal-producing SPRB through a line that we jointly own with BNSF (the Joint Line). In addition to the significant annual replacement required on the Joint Line (due to the volume of trains, the weight of loaded coal cars, and the impact of coal dust on rail beds), a capacity expansion project is underway. During 2008, we added approximately 20 miles of track on the Joint Line, now making those sections quadruple tracked, as well as approximately 10 miles of triple track on our line into the SPRB.

2009 Capital Expenditures – In 2009, we expect to make capital investments of approximately $2.8 billion (which may be revised if business conditions or new laws or regulations affect our ability to generate sufficient returns on these investments). See discussion of our 2009 capital plan in Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2009 Outlook, Item 7.

Equipment Encumbrance – Equipment with a carrying value of approximately $2.7 billion and $2.8 billion at December 31, 2008 and 2007, respectively, serves as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

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

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings, claims, and litigation that occur in connection with our business. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, we seek input from our third-party advisors when making these assessments. Consistent with SEC rules and requirements, we describe below material pending legal proceedings (other than ordinary routine litigation incidental to our business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $100,000) and such other pending matters that we may determine to be appropriate.

ENVIRONMENTAL MATTERS

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, the Railroad received notice from the Army Corps of Engineers (the Corps) that, during its construction efforts to restore service to the Caliente Subdivision after severe flooding in January 2005, the Railroad may have exceeded its authority under emergency authorizations and permits issued by the Corps. Subsequently, the Corps referred the matter to the EPA, which has demanded that the Railroad repair claimed impacts to the adjacent waterway, perform compensatory mitigation, and pay a civil penalty in connection with this project and related storm water issues. The Railroad and the EPA have discussed the scope of additional work to be performed by the Railroad to address alleged impacts of its construction activities, as well as compensatory mitigation and potential penalties. To date, we have not reached a final agreement with the EPA, and, therefore, the ultimate amount of the civil penalty cannot be determined. However, the penalty component of the settlement will exceed $100,000.

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, the Illinois Attorney General’s office filed an Agreed Order and Complaint and a Complaint for Injunctive and Other Relief on October 7, 2004, in the Circuit Court for the Twentieth Judicial Circuit (St. Clair County) against The Alton & Southern Railway Company, a wholly-owned subsidiary of the Railroad, as a result of a collision and derailment on September 21, 2004. The State of Illinois sought to enjoin The Alton & Southern Railway Company from further violations, as well as payment of a monetary penalty. The Railroad executed an agreement to settle this matter with the State of Illinois. Once it is approved by the Court, the agreement will require payment of a penalty in the amount of $48,000.

As we reported in our Annual Report on Form 10-K for 2005, the EPA considers the Railroad a potentially responsible party for the Omaha Lead Site. The Omaha Lead Site consists of approximately 25 square miles of residential property in the eastern part of Omaha, Nebraska, allegedly impacted by air emissions from two former lead smelters/refineries. One refinery was operated by ASARCO. The EPA identified the Railroad as a potentially responsible party because more than 60 years ago the Railroad owned land that was leased to ASARCO. The Railroad disputes both the legal and technical basis of the EPA’s allegations. It has nonetheless engaged in extensive negotiations with the EPA. These negotiations reached an apparent impasse. The EPA issued a Unilateral Administrative Order with an effective date of December 16, 2005, directing the Railroad to implement an interim remedy at the site at an estimated cost of $50 million. Failure to comply with the order without just cause could subject the Railroad to penalties of up to $32,500 per day and triple the EPA’s costs in performing the work. The Railroad believes it has just cause not to comply with the order, but it offered to perform some of the work specified in the order as a compromise. To date, the EPA has rejected all of the Railroad’s offers to settle or resolve this matter. The Railroad will vigorously contest liability and the imposition of any penalties.

As we reported in our Annual Report on Form 10-K for 2005, the Illinois Attorney General’s office filed a complaint in the Circuit Court for the Twentieth Judicial Circuit (St. Clair County) for injunctive and other relief on November 28, 2005, against the Railroad, alleging a diesel fuel spill from an above-ground storage tank in a rail yard in Dupo, St. Clair County, Illinois. The State of Illinois seeks to enjoin UPRR from further violations and a monetary penalty. The amount of the proposed penalty, although uncertain, could exceed $100,000.

As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, the Railroad received notice from the United States Department of Justice on May 8, 2008, indicating its intent to file suit for civil penalties in connection with a March 6, 2005 derailment near Kamela, Oregon. The derailment resulted in the release of approximately 900 gallons of diesel fuel from ruptured fuel tanks of derailed refrigerator cars. Some of this fuel entered Dry Creek, a tributary to the Grande Ronde River. While the amount of the ultimate penalty is uncertain, it could exceed $100,000.

As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, the Railroad has been engaged in discussions with the United States Attorney for the District of Utah and the Utah Attorney General concerning the transfer of certain engineering signal huts to a recycler in Salt Lake City in September 2005. The EPA, the United States Attorney, and the Utah Attorney General contend that the Railroad failed to provide predemolition notification pursuant to the National Emissions Standards for Hazardous Air Pollutants (NESHAPs) prior to removing those huts from their foundations. The Railroad maintains that the predemolition notification requirements of the NESHAPs do not apply to the removal of these signal huts. The Railroad and the government have reached an agreement in principal involving a proposed consent decree under which the Railroad will pay a civil penalty in the amount of $200,000, plus approximately $28,000 in investigative costs.

On April 26, 2007 the Colorado Department of Public Health and Environment issued a Notice of Violation/Cease and Desist Order to the Railroad in connection with certain alleged violations of the Railroad’s stormwater permits at its Burnham Shops and North Yard facilities in Denver, Colorado. The Order required the Railroad, among other things, to evaluate the effectiveness of the best management practices (BMPs) that were in place to control stormwater and pollutant discharges from the regulated portions of those facilities, take appropriate remedial actions, implement additional BMPs to control the discharge of pollutants at each of the facilities, and report the results of its evaluation and demonstrate compliance with its stormwater permits to the agency. In October 2008, the State indicated that it would pursue a civil penalty in connection with the alleged permit violations noted in the Order. The amount of any such penalty is uncertain but could exceed $100,000.

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

OTHER MATTERS

As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 small rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. The original plaintiff filed the first of these claims in the U.S. District Court in New Jersey on May 14, 2007, and the additional plaintiffs filed claims in district courts in various states, including Florida, Illinois, Alabama, Pennsylvania, and the District of Columbia. These suits allege that the named railroads engaged in price-fixing by establishing common fuel surcharges for certain rail traffic.

We received additional complaints following the initial claim, increasing the total number of complaints to 30. In addition to suits filed by direct purchasers of rail transportation, a few of the suits involve plaintiffs alleging that they are or were indirect purchasers of rail transportation and seek to represent a purported class of indirect purchasers of rail transportation that paid fuel surcharges. These complaints have added allegations under state antitrust and consumer protection laws. On November 6, 2007, the Judicial Panel on Multidistrict Litigation ordered that all of the rail fuel surcharge cases be transferred to Judge Paul Friedman of the U.S. District Court in D.C. for coordinated or consolidated pretrial proceedings. Subsequently, the direct purchaser plaintiffs and the indirect purchaser plaintiffs filed Consolidated Amended Class Action Complaints against UPRR and three other Class I railroads.

One additional shipper filed a separate anti-trust suit during 2008. Subsequently, the shipper voluntarily dismissed the action without prejudice.

On October 10, 2008, Judge Friedman heard oral arguments with respect to the defendant railroads’ motions to dismiss. In a ruling delivered on November 7, 2008, Judge Friedman denied the motion with respect to the direct purchasers’ complaint, and, therefore, that case will proceed to discovery. On December 31, 2008, Judge Friedman ruled that the allegations of the indirect purchasers based upon state antitrust, consumer protection and unjust enrichment laws must be dismissed. He also ruled, however, that the plaintiffs can proceed with their claim for injunctive relief under the federal antitrust laws, which is identical to a claim by the direct purchaser plaintiffs.

Additionally, the Attorney General of New Jersey issued a grand jury subpoena to us requesting documents pertaining to our fuel surcharge programs. We met with representatives of the Attorney General’s office in an effort to resolve their interest in this matter. On July 9, 2008, the Attorney General’s office advised us that it is not moving forward with the criminal investigation at this time but is reserving the right to reopen the investigation if circumstances warrant.

We deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

The Board of Directors typically elects and designates our executive officers on an annual basis at the board meeting held in conjunction with the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of February 1, 2009, relating to the executive officers.

Name	Position	Age	Business Experience During Past Five Years
James R. Young	Chairman, President and Chief Executive Officer of UPC and the Railroad	56	[1]

Robert M. Knight, Jr.	Executive Vice President – Finance and Chief Financial Officer of UPC and the Railroad	51	[2]

J. Michael Hemmer	Senior Vice President – Law and General Counsel of UPC and the Railroad	59	[3]

Barbara W. Schaefer	Senior Vice President – Human Resources and Secretary of UPC and the Railroad	55	[4]

Jeffrey P. Totusek	Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad	50	[5]

Dennis J. Duffy	Executive Vice President – Operations of the Railroad	58	Current Position

John J. Koraleski	Executive Vice President – Marketing and Sales of the Railroad	58	Current Position

[1]

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

[2]	Mr. Knight was elected to his current position effective February 1, 2004. He previously was Senior Vice President – Finance for UPC and the Railroad.
[3]	Mr. Hemmer was elected to his current position effective June 1, 2004. Mr. Hemmer previously was Vice President – Law of the Railroad.
[4]	Mrs. Schaefer has held the position of Senior Vice President – Human Resources for the past five years. In addition, she was elected Secretary of UPC and the Railroad effective June 1, 2004.
[5]	Mr. Totusek was elected to his current position effective January 1, 2008. He previously was Assistant Vice President – Financial Analysis of the Railroad.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “UNP”. On May 28, 2008, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. The stock split entitled all shareholders of record at the close of business on May 12, 2008, to receive one additional share of our common stock, par value $2.50 per share, for each share of common stock held on that date. All references to common shares and per share information have been restated to reflect the stock split for all periods presented. The following table presents the dividends declared and the high and low closing prices of our common stock for each of the indicated quarters.

2008 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.22	$0.22	$0.27	$0.27
Common stock price:
High	65.29	82.76	85.80	71.78
Low	52.66	62.98	67.34	41.84
2007 - Dollars Per Share
Dividends	$0.175	$0.175	$0.175	$0.220
Common stock price:
High	52.92	61.40	64.68	68.78
Low	44.79	50.21	49.69	55.04

At January 30, 2009, there were 503,193,533 shares of outstanding common stock and 34,250 common shareholders of record. On that date, the closing price of the common stock on the NYSE was $43.79. We have paid dividends to our common shareholders during each of the past 109 years. We declared dividends totaling $501 million in 2008 and $396 million in 2007. On July 31, 2008, we increased the quarterly dividend to $0.27 per share, payable beginning on October 1, 2008, to shareholders of record on August 29, 2008. We are subject to certain restrictions regarding retained earnings with respect to the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends decreased to $10.5 billion at December 31, 2008, from $11.5 billion at December 31, 2007. See discussion of this restriction in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7. We do not believe the restriction on retained earnings will affect our ability to pay dividends, and we currently expect to pay dividends in 2009 comparable to 2008.

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

Period	UPC	Peer Group	Dow Jones	S&P 500
1 Year (2008)	(22.7)%	(10.3)%	(21.4)%	(37.0)%
3 Year (2006-2008)	23.4	12.8	(12.6)	(23.0)

Five-Year Performance Comparison – The following graph provides an indicator of cumulative total shareholder returns for the Corporation as compared to the peer group index (described above), the Dow Jones, and the S&P 500. The graph assumes that the value of the investment in the common stock of Union Pacific Corporation and each index was $100 on December 31, 2003, and that all dividends were reinvested.

Purchases of Equity Securities – During 2008, we repurchased 23,036,995 shares of our common stock at an average price of $68.91. The following table presents common stock repurchases during each month for the fourth quarter of 2008:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Oct. 1 through Oct. 31	1,126,551	$60.08	1,126,366	34,834,006
Nov. 1 through Nov. 30	1,934,572	59.87	1,927,272	32,906,734
Dec. 1 through Dec. 31	329,644	47.53	329,644	32,577,090
Total	3,390,767	$58.74	3,383,282	N/A

[a]

Total number of shares purchased during the quarter includes 7,485 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On January 30, 2007, our Board of Directors authorized us to repurchase up to 40 million shares of our common stock through December 31, 2009. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. On May 1, 2008, our Board of Directors authorized an additional repurchase of 40 million shares of our common stock through March 31, 2011.

Item 6. Selected Financial Data

The following table presents as of, and for the years ended, December 31, our selected financial data for each of the last five years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and with the Financial Statements and Supplementary Data, Item 8. The information below is not necessarily indicative of future financial condition or results of operations.

Millions of Dollars, Except per Share Amounts, Carloads, Employee Statistics, and Ratios	2008	2007	2006	2005 [a]	2004 [b]
For the Year Ended December 31
Operating revenues [c]	$17,970	$16,283	$15,578	$13,578	$12,215
Operating income	4,075	3,375	2,884	1,795	1,295
Net income	2,338	1,855	1,606	1,026	604
Earnings per share - basic [d]	4.58	3.49	2.98	1.95	1.17
Earnings per share - diluted [d]	4.54	3.46	2.95	1.92	1.15
Dividends declared per share [d]	0.98	0.745	0.60	0.60	0.60
Cash provided by operating activities	4,070	3,277	2,880	2,595	2,257
Cash used for capital investments	(2,780)	(2,496)	(2,242)	(2,169)	(1,876)
Cash used for common share repurchases	(1,609)	(1,375)	-	-	-
At December 31
Total assets	$39,722	$38,033	$36,515	$35,620	$34,596
Debt due after one year	8,607	7,543	6,000	6,760	7,981
Common shareholders’ equity	15,447	15,585	15,312	13,707	12,655
Equity per common share [e]	30.70	29.87	28.34	25.70	24.29
Additional Data
Freight revenues [c]	$17,118	$15,486	$14,791	$12,856	$11,575
Revenue carloads (units) (000)	9,261	9,733	9,852	9,544	9,458
Operating margin (%) [f]	22.7	20.7	18.5	13.2	10.6
Operating ratio (%) [f]	77.3	79.3	81.5	86.8	89.4
Average employees (000)	48.2	50.1	50.7	49.7	48.3
Operating revenues per employee (000)	$372.8	$325.0	$307.2	$273.2	$252.9
Financial Ratios (%)
Debt to capital [g]	36.6	33.0	30.7	35.1	39.1
Return on average common shareholders’ equity [h]	15.1	12.0	11.1	7.8	4.8

[a]	2005 net income includes a $118 million tax expense reduction to reflect a reduction in the estimated deferred income tax liability.
[b]	2004 operating income and net income includes a $247 million pre-tax ($154 million after-tax) charge for unasserted asbestos-related claims.
[c]

Includes fuel surcharge revenue of $2,323 million, $1,478 million, $1,619 million, $963 million, and $292 million for 2008, 2007, 2006, 2005, and 2004, respectively, which partially offsets increased operating expenses for fuel. Fuel surcharge revenue is not comparable to prior periods due to implementation of new mileage-based fuel surcharge programs in each respective year. See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Revenue, Item 7.

[d]	Earnings per shares and dividends have been restated to reflect the May 28, 2008 stock split.
[e]

Equity per common share is calculated as follows: common shareholders’ equity divided by common shares issued less treasury shares outstanding. Shares have been adjusted to reflect the May 28, 2008 stock split.

[f]	Operating margin is defined as operating income divided by operating revenues. Operating ratio is defined as operating expenses divided by operating revenues.
[g]	Debt to capital is determined as follows: total debt divided by total debt plus equity.
[h]	Return on average common shareholders’ equity is determined as follows: Net income divided by average common shareholders’ equity.

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

EXECUTIVE SUMMARY

2008 Results

•

Safety – We operated a safer railroad in 2008, improving safety for all of our employees, customers, and the communities where we operate. The employee injury incident rate per 200,000 man-hours declined 11% from 2007 to its lowest level ever. A continued focus on derailment prevention in 2008 resulted in a 14% reduction in incidents, with associated costs declining 7%. With respect to public safety, we closed 435 grade crossings to reduce our exposure to incidents. We also continued installing video cameras in our road locomotives and now have camera-equipped locomotives in the lead position of over 90% of our road trains. These video cameras allow us to better analyze grade crossing conditions and incidents, increasing safety for our employees and the public. The number of grade crossing incidents decreased 18% during the year, to the lowest number on record. Also, through extensive trespass reduction programs, we were able to reduce trespasser incidents by 9%. All of these improvements are the result of comprehensive efforts to enhance employee training, increase public education, make targeted capital investments, and take proactive steps to eliminate or reduce safety risks.

•

Financial Performance – In 2008, we generated operating income of $4.1 billion despite the recessionary economy. Yield increases, network management initiatives, and improved productivity drove the 21% increase in operating income, more than offsetting a 5% reduction in volume levels, which reflects deteriorating economic conditions during the year, particularly in the fourth quarter. Our operating ratio was 77.3% for the year, a 2 point improvement compared to 2007. Net income of $2.3 billion also exceeded our previous milestone, translating into earnings of $4.54 per diluted share.

•

Freight Revenues – Our freight revenues grew 11% year-over-year to $17.1 billion. We achieved record revenue levels in five of our six commodity groups, driven by better pricing and fuel cost recovery. Since 2004, we have repriced approximately 82% of our business. Overall, volume decreased 5% in 2008 due to the weakening economy, driving lower demand in several market sectors, particularly the automotive, domestic housing and construction markets.

•

Network Operations – In 2008, we significantly improved the fluidity and efficiency of our transportation network. Continued focus on increasing velocity, eliminating work events, improving asset utilization, and expanding capacity were key drivers of our operational improvement. Lower volume levels also contributed to the increased efficiency. We increased average train speed by 8%, reduced average terminal dwell time by 1%, and improved car utilization by 4% with ongoing enhancements to our Unified Plan (an ongoing program that streamlines segments of our transportation plan) and by implementing initiatives to make train processing at our terminals more efficient. We also expanded capacity and continued to use industrial engineering techniques to further improve network fluidity and improve asset utilization. Our customer satisfaction improved to record levels during 2008, an indication that efforts to improve network operations translated into better customer service.

•

Fuel Prices – Crude oil prices increased at a steady rate through the first seven months of 2008, closing at a record high of $145.29 a barrel in early July. As the economy worsened during the third and fourth quarters, fuel prices dropped dramatically, hitting $33.87 per barrel in December, a near five-year low. Despite these price declines toward the end of the year, our 2008 average fuel price increased by 39% and added $1.1 billion of operating expenses compared to 2007. Our fuel surcharge programs helped offset the impact of higher fuel prices. In addition, we reduced our consumption rate by 4%, saving approximately 58 million gallons of fuel during the year. The use of newer, more fuel efficient locomotives; our fuel conservation programs; improved network operations; and a shift in commodity mix, primarily due to growth in bulk shipments, contributed to the improvement.

•

Free Cash Flow – Cash generated by operating activities totaled a record $4.1 billion, yielding free cash flow of $825 million in 2008. Free cash flow is defined as cash provided by operating activities, less cash used in investing activities and dividends paid.

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

Millions of Dollars	2008	2007	2006
Cash provided by operating activities	$4,070	$3,277	$2,880
Cash used in investing activities	(2,764)	(2,426)	(2,042)
Dividends paid	(481)	(364)	(322)
Free cash flow	$825	$487	$516

2009 Outlook

•

Safety – Operating a safe railroad benefits our employees, our customers, our shareholders, and the public. We will continue using a multi-faceted approach to safety, utilizing technology, risk assessment, quality control, and training and engaging our employees. We plan to continue implementation of Total Safety Culture (TSC) throughout our operations. TSC, an employee-focused initiative that has helped improve safety, is a process designed to establish, maintain, and promote safety among co-workers. With respect to public safety, we will continue our efforts to maintain, upgrade, and close crossings, install video cameras on locomotives, and educate the public about crossing safety through various Railroad and industry programs, along with other activities.

•

Transportation Plan – In 2009, we will continue to evaluate traffic flows and network logistic patterns to identify additional opportunities to simplify operations and improve network efficiency and asset utilization. We plan to maintain adequate manpower and locomotives, and improve productivity using industrial engineering techniques.

•

Fuel Prices – On average, we expect fuel prices to decrease substantially from the average price we paid in 2008. However, due to economic uncertainty, other global pressures, and weather incidents, fuel prices again could be volatile during the year. To reduce the impact of fuel price on earnings, we will continue to seek recovery from our customers through our fuel surcharge programs and expand our fuel conservation efforts.

•

Capital Plan – In 2009, we expect our total capital investments to be approximately $2.8 billion (which may be revised if business conditions or new laws or regulations affect our ability to generate sufficient returns on these investments). See further discussion in this Item 7 under Liquidity and Capital Resources – Capital Plan.

•	Financial Expectations – We are cautious about the economic environment; however, we anticipate continued pricing opportunities, network improvement, and increased productivity in 2009.

RESULTS OF OPERATIONS

Operating Revenues

Millions of Dollars	2008	2007	2006	% Change 2008 v 2007	% Change 2007 v 2006
Freight revenues	$17,118	$15,486	$14,791	11%	5%
Other revenues	852	797	787	7	1
Total	$17,970	$16,283	$15,578	10%	5%

Freight revenues are revenues generated by transporting freight or other materials from our six commodity groups. Freight revenues vary with volume (carloads) and average revenue per car (ARC). ARC is driven by changes in price, traffic mix and fuel surcharges. As a result of contractual obligations with some of our customers, we have provided incentives for meeting or exceeding specified cumulative volumes or shipping to and from specific locations, which we record as a reduction to freight revenues based on the actual or projected future shipments. We recognize freight revenues on a percentage-of-completion basis as freight moves from origin to destination. We allocate freight revenues between reporting periods based on the relative transit time in each reporting period and recognize expenses as we incur them.

Other revenues include revenues earned by our subsidiaries, revenues from our commuter rail operations, and accessorial revenues, which we earn when customers retain equipment owned or controlled by us or when we perform additional services such as switching or storage. We recognize other revenues as we perform services or meet contractual obligations.

Freight revenues from five of the six commodity groups increased during 2008, with particularly strong growth from agricultural and energy shipments. While revenues generated from chemical and industrial products shipments grew in 2008 compared to 2007, Hurricanes Gustav and Ike reduced shipments of these commodities. Revenues generated from automotive shipments declined versus 2007. Greater fuel cost recoveries and core pricing improvement combined to increase ARC during 2008. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic, as described below in more detail. The severe economic downturn during the fourth quarter compounded already declining volumes experienced during the first nine months of 2008 due to ongoing weakness in certain market sectors. As a result, we moved fewer intermodal, automotive, industrial products, and chemical shipments, which more than offset volume growth from agricultural and energy shipments.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $2.3 billion in freight revenues during 2008. Fuel surcharge revenue is not comparable to prior periods due to the implementation of new mileage-based fuel surcharge programs beginning in April 2007 for regulated traffic. As previously disclosed in our 2006 Annual Report on Form 10-K, the STB issued a decision limiting the manner in which U.S. railroads can calculate fuel surcharges on traffic regulated by the STB. Effective April 26, 2007, we implemented new fuel surcharge programs covering this regulated traffic, which represents approximately 19% of our revenue base. These new programs use mileage (as opposed to percent of revenue) as the basis for calculating fuel surcharges, and they use the On-Highway Diesel Price index – published by the Energy Information Administration – for purposes of determining fuel costs. The new programs affect fuel surcharges assessed for certain shipments of agricultural, chemical, and industrial products, and, to a lesser extent, coal. In addition, we reset the effective base fuel price at which our new mileage-based fuel surcharge programs take effect, resulting in a higher starting point of $2.30 per gallon versus $1.35 per gallon. We also converted a portion of our non-regulated traffic to mileage-based fuel surcharge programs. The resetting of the fuel price at which the fuel surcharge begins, in conjunction with rebasing the affected transportation rates to include a portion of what had been in the fuel surcharge, did not materially change our freight revenues, as higher base rates offset lower fuel surcharge revenue.

Freight revenues from five of our six commodity groups increased during 2007, while revenues generated from industrial products shipments declined. ARC increased 6% during 2007 driven by core price improvement. Lower shipments of industrial and agricultural products drove volume down 1% in 2007, more than offsetting an increase in chemical shipments. Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $1.5 billion in freight revenues in 2007. Fuel surcharge revenues are not comparable to prior periods due to implementation of new mileage-based fuel surcharge programs for certain traffic, as described above.

Other revenues increased in 2008 versus 2007 driven by higher revenues from both our commuter rail operations and our subsidiary that brokers intermodal services. Accessorial revenues also increased in both periods due to improved collection rates.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues Millions of Dollars	2008	2007	2006	% Change 2008 v 2007	% Change 2007 v 2006
Agricultural	$3,174	$2,605	$2,385	22%	9%
Automotive	1,344	1,458	1,427	(8)	2
Chemicals	2,494	2,287	2,084	9	10
Energy	3,810	3,134	2,949	22	6
Industrial Products	3,273	3,077	3,135	6	(2)
Intermodal	3,023	2,925	2,811	3	4
Total	$17,118	$15,486	$14,791	11%	5%

Revenue Carloads Thousands	2008	2007	2006	% Change 2008 v 2007	% Change 2007 v 2006
Agricultural	947	902	923	5%	(2)%
Automotive	667	826	834	(19)	(1)
Chemicals	885	928	896	(5)	4
Energy	2,348	2,299	2,296	2	-
Industrial Products	1,249	1,325	1,446	(6)	(8)
Intermodal	3,165	3,453	3,457	(8)	-
Total	9,261	9,733	9,852	(5)%	(1)%

Average Revenue per Car	2008	2007	2006	% Change 2008 v 2007	% Change 2007 v 2006
Agricultural	$3,352	$2,888	$2,584	16%	12%
Automotive	2,017	1,766	1,710	14	3
Chemicals	2,818	2,464	2,326	14	6
Energy	1,622	1,363	1,285	19	6
Industrial Products	2,620	2,322	2,167	13	7
Intermodal	955	847	813	13	4
Average	$1,848	$1,591	$1,501	16%	6%

Agricultural Products – Price improvements, fuel surcharges, and volume growth generated higher agricultural freight revenue in 2008 versus 2007. Strong global demand for grain and a weak dollar drove higher shipments of corn and feed grains and shipments of wheat and food grains for 2008. Shipments of ethanol, a grain product used as an alternative fuel and fuel additive, and its co-products (primarily livestock feed) also increased.

Price increases were the primary drivers of agricultural freight revenue in 2007 versus 2006, partially offset by a decline in volume levels. Shipments of whole grains used in feed declined as barge operators captured more shipments destined for export from the Gulf Coast due to both favorable barge rates and improved navigation conditions on the Mississippi River. Conversely, wheat and food grain shipments improved as a strong wheat crop generated record shipments to the Gulf Coast for export. Shipments of ethanol and its co-products also increased substantially.

2008 Agricultural Revenue

Automotive – Double-digit declines in shipments of both finished vehicles and auto parts drove freight revenue lower in 2008 compared to 2007. Price improvements and fuel surcharges partially offset these lower volumes. The manufacturers experienced poor sales and reduced vehicle production during 2008 due to the recessionary economy, which in turn reduced shipments of finished vehicles and parts. In addition, a major parts supplier strike reduced volume levels compared to 2007. Shipments of finished vehicles decreased 23% in 2008 versus 2007.

In 2007, price increases drove the growth in automotive revenue, partially offset by lower finished vehicle shipments versus 2006. A decline in vehicle production levels primarily drove the volume decline. Conversely, automotive parts shipments grew due to increased volumes from domestic manufacturers, new business acquired in the middle of 2006, and our new intermodal train service between Mexico and Michigan.

2008 Automotive Revenue

Chemicals – Price improvements and increased fuel surcharges drove higher revenue from chemicals shipments during 2008, which were partially offset by a decrease in volume levels compared to 2007. Weak market conditions and business interruptions in chemical producing areas resulting from Hurricanes Gustav and Ike all contributed to lower liquid and dry chemicals shipments. Plastics shipments also declined in part due to the impact of Hurricanes Gustav and Ike.

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

2008 Chemicals Revenue

Energy – Price increases, fuel surcharges, and higher volume produced revenue growth in 2008 versus 2007. Shipments from the SPRB were up 5% compared to 2007 despite mine flooding and network interruptions caused by extensive flooding in the Midwest in June of 2008. Conversely, shipments from the Colorado and Utah mines were down 4% in 2008 versus 2007, due to mine production problems.

Price increases during 2007 improved both revenue and ARC over 2006 levels. Volume was flat, however, as severe storms in the first quarter and heavy rains in May flooded coal pits in the SPRB, which closed several rail lines and reduced volume levels. Shipments from the Colorado and Utah mines were down 1% due to lower mine production, predominately in the fourth quarter of 2007.

2008 Energy Revenue

Industrial Products – Price improvements and fuel surcharges contributed to higher freight revenue in 2008 compared to 2007. Lower volume partially offset these increases. Continued softening of the housing market and weak market conditions resulted in lower lumber shipments. In addition, cement and stone shipments declined due to a weak overall residential and commercial construction market. Business interruptions resulting from the hurricanes also reduced various construction-related shipments, primarily stone. Conversely, we shipped more steel in 2008 than in 2007 as the weak dollar increased the cost of steel imports during most of the year, creating a strong demand for domestic steel.

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

2008 Industrial Products Revenue

Intermodal – Price increases and fuel surcharges generated higher revenue in 2008, partially offset by lower volume levels. International traffic declined 11% in 2008, reflecting continued softening of imports from China and the loss of a customer contract. Notably, the peak intermodal shipping season, which usually starts in the third quarter, was particularly weak in 2008. Additionally, continued weakness in domestic housing and automotive sectors translated into weak demand in large sectors of the international intermodal market, which also contributed to lower volumes. Domestic traffic declined 3% in 2008 due to the loss of a customer contract and lower volumes from less-than-truckload shippers. Additionally, the flood-related embargo on traffic in the Midwest during the second quarter hindered intermodal volume levels in 2008.

2008 Intermodal Revenue

Price increases improved intermodal revenue in 2007 compared to 2006. Volume was flat versus 2006 as increased domestic traffic due to new service offerings and increased business under some of our older, long-term contracts were offset by a decrease of premium shipments. International traffic was flat in 2007 compared to 2006 due to general softening of imports from Asia.

Mexico Business – The results for each commodity group include shipments to and from Mexico. Revenue from Mexico business increased 13% to $1.6 billion in 2008 compared to 2007. Price improvements and fuel surcharges contributed to these increases, partially offset by a 4% decline in volume in 2008 compared to 2007.

Revenue from Mexico business increased 5% to $1.44 billion in 2007 compared to 2006. Price increases and more shipments of automotive parts and intermodal containers drove revenue growth in 2007.

Volume declines in cement, some agricultural products, and newsprint shipments partially offset the increases.

Operating Expenses

Millions of Dollars	2008	2007	2006	% Change 2008 v 2007	% Change 2007 v 2006
Compensation and benefits	$4,457	$4,526	$4,535	(2)%	-%
Fuel	3,983	3,104	2,968	28	5
Purchased services and materials	1,902	1,856	1,756	2	6
Depreciation	1,387	1,321	1,237	5	7
Equipment and other rents	1,326	1,368	1,396	(3)	(2)
Other	840	733	802	15	(9)
Total	$13,895	$12,908	$12,694	8%	2%

Operating expenses increased $987 million in 2008. Our fuel price per gallon rose 39% during the year, increasing operating expenses by $1.1 billion compared to 2007. Wage, benefit, and materials inflation, higher depreciation, and costs associated with the January Cascade mudslide and Hurricanes Gustav and Ike also increased expenses during the year. Cost savings from productivity improvements, better resource utilization, and lower volume helped offset these increases.

Operating expenses increased $214 million in 2007 versus 2006. Higher fuel prices, which rose 9% during the period, increased operating expenses by $242 million. Wage, benefit and materials   inflation   and  higher   depreciation expense also increased expenses during the year. Productivity improvements, better resource utilization, and a lower fuel consumption rate helped offset these increases.

2008 Operating Expenses

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Productivity initiatives in all areas, combined with lower volume, led to a 4% decline in our workforce for 2008, saving $227 million compared to 2007. Conversely, general wage and benefit inflation and higher pension and postretirement benefits increased expenses in 2008, partially offsetting these reductions.

Operational improvements and lower volume levels in 2007 led to a 1% decline in our workforce, saving $79 million in 2007 compared to 2006. A smaller workforce and less need for new train personnel reduced training costs during the year, which contributed to the improvement. General wage and benefit inflation mostly offset the reductions, reflecting higher salaries and wages and the impact of higher healthcare and other benefit costs.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Diesel fuel prices, which averaged $3.15 per gallon (including taxes and transportation costs) in 2008 compared to $2.27 per gallon in 2007, increased expenses by $1.1 billion. A 4% improvement in our fuel consumption rate resulted in $136 million of cost savings due to the use of newer, more fuel efficient locomotives; our fuel conservation programs; improved network operations; and a shift in commodity mix, primarily due to growth in bulk shipments. Volume, as measured by gross ton-miles, decreased 3% in the year, lowering expenses by $101 million compared to 2007.

Higher diesel fuel prices, which averaged $2.27 per gallon (including taxes and transportation costs) in 2007 compared to $2.09 per gallon in 2006, increased expenses by $244 million. A 2% improvement of our fuel consumption rate resulting from the use of newer, more fuel-efficient locomotives and our fuel conservation programs reduced fuel expense by $44 million, and a 2% decrease of gross ton miles reduced fuel expense by an additional $54 million.

Purchased Services and Materials – Purchased services and materials expense includes the costs of services purchased from outside contractors; materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. In 2008, higher contract costs (including restoration costs related to the January Cascade mudslide, June Midwest flooding, and September hurricanes) increased expenses $40 million compared to 2007. Higher material costs for freight car wheel sets during the year and an increase in the number of wheel sets required to repair flood-damaged freight cars also contributed to higher materials expense in 2008. Conversely, rail scrap proceeds associated with our rail replacement program partially offset these increases for the year.

Higher consulting fees and higher contract expenses (including equipment maintenance) increased costs by $58 million in 2007 compared to 2006. Crew transportation and lodging costs increased $17 million in 2007 due to higher gas prices and rate inflation. Increased use of higher cost components to repair and maintain our fleet of locomotives (including a growing number of units not covered by warranties) added $32 million to materials expense during 2007. Conversely, we used fewer parts for freight car repairs due to program maintenance scheduling, which lowered costs by $11 million in 2007 compared to 2006. We also incurred lower drayage expense in 2007 compared to 2006.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in 2008 versus 2007, and in 2007 versus 2006.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Fewer shipments of finished vehicles, industrial products and intermodal containers reduced our short term freight car rental expense by $62 million in 2008 compared to 2007. Lower lease expense for freight cars, intermodal containers, and locomotives also decreased costs. Conversely, lease expense for fleet vehicles increased costs in 2008 compared to 2007.

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

Other – Other costs include personal injury costs, freight and property damage, insurance, environmental expense, state and local taxes, utilities, telephone and cellular expenses, employee travel expense, and computer software and other general expenses. Other costs were higher in 2008 compared to 2007 due to an increase in bad debts, state and local taxes, utility costs, and other miscellaneous expenses totaling $110 million. Conversely, casualty expenses including costs for personal injuries, asbestos-related claims, freight and property damage, insurance, and environmental costs were $3 million lower in 2008 compared to 2007. We reduced personal injury expense by $80 million in 2007 as a result of fewer than expected claims and lower than expected average settlement costs. In 2008, we reduced personal injury expense and asbestos-related costs $82 million based on the results of updated personal injury actuarial studies and a reassessment of our potential liability for resolution of current and future asbestos claims. In addition, environmental and toxic tort expenses were $7 million lower in 2008 compared to 2007.

Other costs were lower in 2007 compared to 2006 driven primarily by a reduction in personal injury expense. Actuarial studies completed during 2007 resulted in a reduction in personal injury expense of $80 million, which was partially offset by an adverse development with respect to one claim. Settlement of insurance claims in 2007 related to Hurricane Rita, and higher equity income also drove expenses lower in 2007 versus 2006. Conversely, the year-over-year comparison was affected by the settlement of insurance claims totaling $23 million in 2006 related to the January 2005 West Coast storm and a $9 million gain in 2006 from the sale of two Company-owned airplanes.

Non-Operating Items

Millions of Dollars	2008	2007	2006	% Change 2008 v 2007	% Change 2007 v 2006
Other income	$92	$116	$118	(21)%	(2)%
Interest expense	(511)	(482)	(477)	6	1
Income taxes	(1,318)	(1,154)	(919)	14%	26%

Other Income – Other income decreased in 2008 compared to 2007 due to lower gains from real estate sales and decreased returns on cash investments reflecting lower interest rates. Higher rental and licensing income and lower interest expense on our sale of receivables program partially offset the decreases.

Lower net gains from non-operating asset sales (primarily real estate) drove the reduction in other income in 2007. Recognition of rental income in 2006 from the settlement of a rent dispute also contributed to the year-over-year decrease in other income. Cash investment returns increased $21 million due to larger cash balances and higher interest rates.

Interest Expense – Interest expense increased in 2008 versus 2007 due to a higher weighted-average debt level of $8.3 billion, compared to $7.3 billion in 2007. A lower effective interest rate of 6.1% in 2008, compared to 6.6% in 2007, partially offset the effects of the higher weighted-average debt level.

An increase in the weighted-average debt levels to $7.3 billion from $7.1 billion in 2006 generated higher interest expense in 2007. A lower effective interest rate of 6.6% in 2007, compared to 6.7% in 2006, partially offset the effects of the higher debt level.

Income Taxes – Income taxes were higher in 2008 compared to 2007, driven by higher pre-tax income. Our effective tax rates were 36.1% and 38.4% in 2008 and 2007, respectively. The lower effective tax rate in 2008 resulted from several reductions in tax expense related to federal audits and state tax law changes. In addition, the effective tax rate in 2007 was increased by Illinois legislation that increased deferred tax expense in the third quarter of 2007.

Income taxes were $235 million higher in 2007 compared to 2006, due primarily to higher pre-tax income and the effect of new tax legislation in the State of Illinois that changed how we determine the amount of our income subject to Illinois tax. The Illinois legislation increased our deferred tax expense by $27 million in 2007. Our effective tax rates were 38.4% and 36.4% in 2007 and 2006, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Included in the table below are Railroad performance measures reported to the AAR:

	2008	2007	2006	% Change 2008 v 2007	% Change 2007 v 2006
Average train speed (miles per hour)	23.5	21.8	21.4	8%	2%
Average terminal dwell time (hours)	24.9	25.1	27.2	(1)%	(8)%
Average rail car inventory (thousands)	300.7	309.9	321.6	(3)%	(4)%
Gross ton-miles (billions)	1,020.4	1,052.3	1,072.5	(3)%	(2)%
Revenue ton-miles (billions)	562.6	561.8	565.2	-	(1)%
Operating ratio	77.3	79.3	81.5	2.0 pt	2.2 pt
Employees (average)	48,242	50,089	50,739	(4)%	(1)%
Customer satisfaction index	83	79	72	4 pt	7 pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Ongoing network management initiatives, productivity improvements, and lower volume levels contributed to 8% and 2% improvements in average train speed in 2008 and 2007, respectively.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time improved 1% and 8% in 2008 and 2007, respectively. Lower volumes combined with initiatives to more timely deliver rail cars to our interchange partners and customers improved dwell time in both periods.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles decreased 3%, while revenue ton-miles were flat in 2008 compared to 2007 with commodity mix changes (notably autos and coal) explaining the variance in year over year growth between the two metrics. In 2007, revenue ton-miles declined 1% in relation to the 1% reduction in carloadings compared to 2006. Gross ton-miles decreased 2% in 2007 driven by a mix shift in freight shipments.

Operating Ratio – Operating ratio is defined as our operating expenses as a percentage of operating revenue. Our operating ratios improved 2.0 points to 77.3% in 2008 and 2.2 points to 79.3% in 2007. Price increases, fuel cost recoveries, network management initiatives, and improved productivity more than offset the impact of higher fuel prices.

Employees – Productivity initiatives and lower volumes reduced employee levels throughout the Company in 2008 versus 2007. Fewer train and engine personnel due to improved network productivity and 5% lower volume drove the change while productivity initiatives within the support organizations also contributed to a lower full-time equivalent force level. Lower employee levels in 2007 versus 2006 resulted from fewer train and engine personnel due to improved network productivity and 1% lower volume levels, partially offset by more employees maintaining our larger locomotive fleet.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement in survey results in 2008 and 2007 generally reflects customer recognition of our improving service.

Return on Average Common Shareholders’ Equity

Millions of Dollars, Except Percentages	2008	2007	2006
Net income	$2,338	$1,855	$1,606
Average equity	$15,516	$15,448	$14,510
Return on average common shareholders’ equity	15.1%	12.0%	11.1%
Return on Invested Capital as Adjusted (ROIC)

Millions of Dollars, Except Percentages	2008	2007	2006
Net income	$2,338	$1,855	$1,606
Add: Interest expense	511	482	477
Add: Sale of receivables fees	23	35	33
Add: Interest on present value of operating leases	299	292	268
Less: Taxes on interest and fees	(301)	(310)	(283)
Net operating profit after taxes as adjusted (a)	$2,870	$2,354	$2,101
Average equity	$15,516	$15,448	$14,510
Add: Average debt	8,305	7,232	7,098
Add: Average value of sold receivables	592	600	600
Add: Average present value of operating leases	3,737	3,648	3,349
Average invested capital as adjusted (b)	$28,150	$26,928	$25,557
Return on invested capital as adjusted (a/b)	10.2%	8.7%	8.2%

ROIC is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important in evaluating the efficiency and effectiveness of the Corporation’s long-term capital investments, and we currently use ROIC as a performance criteria in determining certain elements of equity compensation for our executives. ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is Return on Average Common Shareholders’ Equity. The tables above provide a reconciliation from return on average common shareholders’ equity to ROIC. Our 2008 ROIC improved 1.5 points compared to 2007 primarily as a result of higher earnings, partially offset by a $1.1 billion increase in average debt.

Debt to Capital / Adjusted Debt to Capital

Millions of Dollars, Except Percentages	2008	2007
Debt (a)	$8,927	$7,682
Equity	15,447	15,585
Capital (b)	$24,374	$23,267
Debt to capital (a/b)	36.6%	33.0%

Millions of Dollars, Except Percentages	2008	2007
Debt	$8,927	$7,682
Value of sold receivables	584	600
Net present value of operating leases	3,690	3,783
Unfunded pension and OPEB	733	234
Adjusted debt (a)	$13,934	$12,299
Equity	15,447	15,585
Adjusted capital (b)	$29,381	$27,884
Adjusted debt to capital (a/b)	47.4%	44.1%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide a reconciliation from debt to capital to adjusted debt to capital. Our December 31, 2008 debt to capital ratios increased as a result of a $1.2 billion net increase in debt from December 31, 2007, and purchases of our common stock under our share repurchase program, partially offset by an increase in retained earnings due to higher earnings in 2008. Equity at December 31, 2008, was reduced by $704 million for other comprehensive losses. Equity at December 31, 2007, was reduced by $74 million for other comprehensive losses. Other comprehensive losses in both years were related primarily to pensions. See note 8 to our consolidated financial statements in Item 8 for more information.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, our principal sources of liquidity included cash, cash equivalents, the sale of certain receivables, and our revolving credit facility, as well as the availability of commercial paper and other sources of financing through the capital markets. We had $1.9 billion of committed credit available under our credit facility, with no borrowings outstanding as of December 31, 2008. We did not make any borrowings under this facility during the year. The value of the outstanding undivided interest held by investors under the sale of receivables program was $584 million as of December 31, 2008. The sale of receivables program is subject to certain requirements, including maintenance of an investment grade bond rating. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Access to commercial paper as well as other capital market financings is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to utilize commercial paper as a source of liquidity. Access to liquidity through the capital markets is also dependent on our financial stability. Although both short and long-

term debt, including commercial paper, bank provided credit, and publicly issued bonds, are more expensive than in recent years, we currently have access to liquidity through commercial paper and our credit facility. We also expect that we will continue to have access to liquidity by issuing bonds to public or private investors based on our assessment of the current condition of the credit markets and recent debt transactions, including our issuance of long-term debt during the fourth quarter.

At December 31, 2008, and December 31, 2007, we had a working capital deficit of approximately $100 million and $400 million, respectively. A working capital deficit is common in our industry and does not indicate a lack of liquidity. We maintain adequate resources and, when necessary, have access to capital to meet any daily and short-term cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Cash Flows
Millions of Dollars	2008	2007	2006
Cash provided by operating activities	$4,070	$3,277	$2,880
Cash used in investing activities	(2,764)	(2,426)	(2,042)
Cash used in financing activities	(935)	(800)	(784)
Net change in cash and cash equivalents	$371	$51	$54

Operating Activities

Higher net income in 2008 and changes in working capital combined to increase cash provided by operating activities. In addition, accelerated tax deductions enacted in 2008 on certain new operating assets resulted in lower income tax payments in 2008. Voluntary pension contributions in 2008 totaling $200 million and other pension contributions of $8 million partially offset the year-over-year increase. Higher net income in 2007 was the primary driver of increased cash provided by operating activities. A favorable comparison due to voluntary pension contributions in 2006 totaling $150 million also contributed to the year-over-year increase. These increases were partially offset by cash payments representing prior period wage increases in accordance with recent union contract ratifications and higher income tax payments.

Investing Activities

Increased capital investments and lower proceeds from asset sales drove the increase in cash used in investing activities in 2008 compared to 2007. Higher capital investments and work in process balances drove the increase in cash used in investing in 2007 versus 2006.

The table below details cash capital investments for the years ended December 31, 2008, 2007, and 2006.

Millions of Dollars	2008	2007	2006
Track	$1,700	$1,593	$1,487
Capacity and commercial facilities	742	534	510
Locomotives and freight cars	164	263	135
Technology and other	174	106	110
Total	$2,780	$2,496	$2,242

Capital Plan – In 2009, we expect our total capital investments to be approximately $2.8 billion (which may be revised if business conditions or new laws or regulations affect our ability to generate sufficient returns on these investments). We expect approximately 80% of our 2009 capital investments will replace and renew existing capital assets. Major investment categories include replacement and improvement of track infrastructure; increasing network and terminal capacity; locomotive and freight car fleet, including the acquisition of 125 high-horsepower locomotives; and technology improvements, including the testing of positive train control, and other capital projects. We expect to fund our 2009 cash capital investments through cash generated from operations, the sale or lease of various operating and non-operating properties, issuance of long-term debt, and cash on hand at December 31, 2008. Our annual capital plan is a critical component of our long-term strategic plan, which we expect will enhance the long-term value of the Corporation for our shareholders by providing sufficient resources to (i) replace and improve our existing track infrastructure to provide safe and fluid operations, (ii) increase network efficiency by adding or improving facilities and track, and (iii) make investments that meet customer demand and take advantage of opportunities for long-term growth.

Financing Activities

Cash used in financing activities increased in 2008 versus 2007 due to higher debt repayments of $416 million, an increase of $234 million for the repurchase of common shares (see further discussion of common shares in Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Purchases of Equity Securities Part II, Item 5) and an increase of dividends paid, reflecting a higher quarterly dividend. Higher debt issuances of $676 million partially offset these increases. The increase in cash used in financing activities in 2007 resulted primarily from the use of $1.4 billion to repurchase common shares, payment of higher dividends, and lower net proceeds from equity compensation plans ($71 million in 2007 compared to $160 million in 2006). These increases were mostly offset by debt issuances of $1.6 billion in 2007 compared to no issuances in 2006.

Credit Facilities – On December 31, 2008, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during 2008. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At December 31, 2008, and December 31, 2007 (and at all times during these periods), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2008, the debt-to-net-worth coverage ratio allowed us to carry up to $30.9 billion of debt (as defined in the facility), and we had $9.9 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control (including the Risk Factors in Item 1A of this report) could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

At December 31, 2008, we had $100 million of commercial paper outstanding. Our commercial paper balance is supported by our revolving credit facility but does not reduce the amount of borrowings available under the facility. During 2008, we issued $600 million of commercial paper, including $300 million issued in September and October as the credit and financial markets deteriorated, and repaid $500 million.

At December 31, 2008, we reclassified as long-term debt approximately $400 million of debt due within one year that we intend to refinance. This reclassification reflected our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis. At December 31, 2007, we reclassified as long-term debt approximately $550 million of debt due within one year that we intended to refinance at that time.

Operating Lease Activities

During 2008, the Railroad, as lessee, entered into long-term operating lease arrangements covering 82 locomotives, 300 rail cars, and 2,000 intermodal containers with a total equipment cost of approximately $219 million. In total, these new lease arrangements will provide for minimum rental payments of approximately $309 million, with a present value of approximately $178 million.

The lessors financed the purchase of the locomotives, rail cars, and intermodal containers, in part by issuing equipment notes that are non-recourse to the Railroad and are secured by assignments of the underlying leases and security interests in the equipment. The Corporation and the Railroad do not guaranty payment of the equipment notes. The Railroad’s obligations to make operating lease payments under the leases are recourse obligations and are not recorded in the Consolidated Statements of Financial Position.

The Railroad has certain renewal and purchase options with respect to the locomotives, rail cars, and intermodal containers. If the Railroad does not exercise these options, the equipment will be returned to the lessors at the end of the lease term.

Ratio of Earnings to Fixed Charges

For each of the years ended December 31, 2008, 2007, and 2006, our ratio of earnings to fixed charges was 5.9, 5.1, and 4.4, respectively. Higher net income drove the increases in 2008 and 2007. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent income from continuing operations, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges. See Exhibit 12 to this report for the calculation of the ratio of earnings to fixed charges.

Common Shareholders’ Equity

Dividends – On July 31, 2008, we increased the quarterly dividend to $0.27 per share, payable beginning on October 1, 2008, to shareholders of record on August 29, 2008. We funded the increase in the quarterly dividend through cash generated from operations, the sale or lease of various operating and non-operating properties, and cash on hand during the fourth quarter.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $10.5 billion and $11.5 billion at December 31, 2008 and 2007, respectively.

Stock Split – On May 28, 2008, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. The stock split entitled all shareholders of record at the close of business on May 12, 2008, to receive one additional share of our common stock, par value $2.50 per share, for each share of common stock held on that date.

Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 40 million shares of Union Pacific Corporation common stock through the end of 2009. On May 1, 2008, our Board of Directors authorized the repurchase of an additional 40 million common shares by March 31, 2011. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. We expect to fund our common stock repurchases through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand at December 31, 2008.

During 2008, we repurchased approximately 22 million shares under this program at an aggregate purchase price of approximately $1.5 billion. In 2007, we repurchased approximately 25 million shares at an aggregate purchase price of approximately $1.5 billion. These shares were recorded in treasury stock at cost, which includes any applicable commissions and fees.

Shelf Registration Statement and Significant New Borrowings – Under our current shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. In July 2008, our Board of Directors authorized the issuance of an additional $3 billion of debt securities under our shelf registration. At December 31, 2008, we had authority to issue up to $3 billion of debt securities.

During 2008, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
February 5, 2008	$750 million of 5.70% Notes due August 15, 2018
October 7, 2008	$750 million of 7.875% Notes due January 15, 2019

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

The following tables identify material obligations and commitments as of December 31, 2008:

		Payments Due by December 31,

Contractual Obligations Millions of Dollars	Total	2009	2010	2011	2012	2013	After 2013	Other
Debt [a]	$12,627	$1,056	$807	$857	$1,070	$926	$7,911	$-
Operating leases	5,909	657	614	580	465	389	3,204	-
Capital lease obligations [b]	1,898	188	168	178	122	152	1,090	-
Purchase obligations [c]	3,323	713	384	344	224	239	1,387	32
Other post retirement benefits [d]	466	42	43	45	45	47	244	-
Income tax contingencies [e]	26	7	-	-	-	-	-	19
Total contractual obligations	$24,249	$2,663	$2,016	$2,004	$1,926	$1,753	$13,836	$51

[a]

Excludes capital lease obligations of $1,270 million, unamortized discount of $(112) million, and market value adjustments of $19 million for debt with qualifying hedges that are recorded as liabilities on the Consolidated Statements of Financial Position. Includes an interest component of $4,878 million.

[b]	Represents total obligations, including interest component of $628 million.

[c]

Purchase obligations include locomotive maintenance contracts; purchase commitments for locomotives, ties, ballast, and rail; and agreements to purchase other goods and services. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

[d]

Includes estimated other post retirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.

[e]

Future cash flows for income tax contingencies reflect the recorded liability, including interest and penalties, in accordance with FIN 48 as of December 31, 2008. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

		Amount of Commitment Expiration per Period
Other Commercial Commitments Millions of Dollars	Total	2009	2010	2011	2012	2013	After 2013
Credit facilities [a]	$1,900	$-	$-	$-	$1,900	$-	$-
Sale of receivables [b]	700	700	-	-	-	-	-
Guarantees [c]	449	2	61	77	22	8	279
Standby letters of credit [d]	28	13	15	-	-	-	-
Total commercial commitments	$3,077	$715	$76	$77	$1,922	$8	$279

[a]	None of the credit facility was used as of December 31, 2008.

[b]	$584 million of the sale of receivables program was utilized at December 31, 2008.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of December 31, 2008.

Off-Balance Sheet Arrangements

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $700 million and $600 million at December 31, 2008 and 2007, respectively. The value of the outstanding undivided interest held by investors under the facility was $584 million and $600 million at December 31, 2008 and 2007, respectively. UPRI reduced the outstanding undivided interest held by investors due to a decrease in available receivables at December 31, 2008. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,015 million and $1,071 million of accounts receivable held by UPRI at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the value of the interest retained by UPRI was $431 million and $471 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate us for these responsibilities. The Railroad collected approximately $17.8 billion and $16.1 billion during the years ended December 31, 2008 and 2007, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $23 million, $35 million, and $33 million for 2008, 2007, and 2006, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI. In October 2008, we extended the sale of receivables program to August 2009 without any significant changes in terms, except to increase the capacity to sell undivided interests to $660 million. The capacity was increased to $700 million in December 2008. At January 16, 2009 the amount utilized under the sale of receivables program was $560 million.

Guarantees – At December 31, 2008, we were contingently liable for $449 million in guarantees. We have recorded a liability of $4 million and $5 million for the fair value of these obligations as of December 31, 2008 and 2007, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

OTHER MATTERS

Inflation – The cumulative effect of long periods of inflation significantly increases asset replacement costs for capital-intensive companies. As a result, assuming that we replace all operating assets at current price levels, depreciation charges (on an inflation-adjusted basis) would be substantially greater than historically reported amounts.

Derivative Financial Instruments – We may use derivative financial instruments in limited instances to assist in managing our overall exposure to fluctuations in interest rates and fuel prices. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items at inception, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. Changes in the fair market value of derivative financial instruments that do not qualify for hedge accounting are charged to earnings. We may use swaps, collars, futures, and/or forward contracts to mitigate the risk of adverse movements in interest rates and fuel prices; however, the use of these derivative financial instruments may limit future benefits from favorable price movements.

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2008 and 2007, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

At December 31, 2008, we had variable-rate debt representing approximately 5% of our total debt. If variable interest rates average one percentage point higher in 2009 than our December 31, 2008 variable rate, which was approximately 4%, our interest expense would increase by approximately $4 million. This amount was determined by considering the impact of the hypothetical interest rate on the balances of our variable-rate debt at December 31, 2008.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2008, and amounts to an increase of approximately $568 million to the fair value of our debt at December 31, 2008. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At both December 31, 2008 and 2007, we had reductions of $4 million, recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of December 31, 2008 and 2007, we had no interest rate cash flow hedges outstanding.

Accounting Pronouncements – In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. This statement is effective for us beginning in 2009 and will only impact our disclosures. It will have no impact on our financial position, results of operations and cash flows.

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

In June 2008, the FASB released FSP EITF 03-6-1 on Emerging Issues Task Force Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6). The staff position concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6; and therefore, should be included in computing earnings per share using the two-class method. As discussed in note 3, we pay nonforfeitable dividends on our unvested retention awards and performance retention awards. This staff position will be effective for us beginning in 2009. We expect that this staff position will result in additional disclosure only and not affect our consolidated financial position, results of operations, or cash flows.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets, which amends Statement 132(R) to require more detailed disclosures about employers’ pension plan assets. New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows. These new disclosures will be required for us beginning in our 2009 Form 10-K.

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

Climate Change – Although climate change could have an adverse impact on our operations and financial performance in the future (see Risk Factors under Item 1A of this report), we are currently unable to predict the manner or severity of such impact. However, we continue to take steps and explore opportunities to reduce the impact of our operations on the environment, including investments in new technologies, using training programs to reduce fuel consumption, and changing our operations to increase fuel efficiency.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following critical accounting policies are a subset of our significant accounting policies described in note 1 to the Financial Statements and Supplementary Data, Item 8. These critical accounting policies affect significant areas of our financial statements and involve judgment and estimates. If these estimates differ significantly from actual results, the impact on our Consolidated Financial Statements may be material.

Asbestos – We are a defendant in a number of lawsuits in which current and former employees and other parties allege exposure to asbestos. We engage a third party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing our potential liability. This liability is updated annually and excludes future defense and processing costs. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The ratio of future claims by alleged disease would be consistent with historical averages.

•	The number of claims filed against us will decline each year.

•	The average settlement values for asserted and unasserted claims will be equivalent to historical averages.

•	The percentage of claims dismissed in the future will be equivalent to historical averages.

Our asbestos-related liability activity was as follows:

Millions of Dollars	2008	2007	2006
Beginning balance	$265	$302	$311
Accruals/(credits)	(42)	(20)	-
Payments	(10)	(17)	(9)
Ending balance at December 31	$213	$265	$302
Current portion, ending balance at December 31	$12	$11	$13

Approximately 17% of the recorded liability related to asserted claims and approximately 83% related to unasserted claims at December 31, 2008. These claims are expected to be paid out over the next 30 years. In conjunction with the liability update performed in 2008, we also reassessed estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2008 and 2007. We will continue to review actual experience and adjust our estimate as warranted. Our asbestos-related claims activity was as follows:

	2008	2007	2006
Open claims, beginning balance	2,086	2,277	2,435
New claims	256	269	316
Settled or dismissed claims	(475)	(460)	(474)
Open claims, ending balance at December 31	1,867	2,086	2,277

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

Environmental – We are subject to federal, state, and local environmental laws and regulations. We identified 339 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 18 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Our environmental liability activity was as follows:

Millions of Dollars	2008	2007	2006
Beginning balance	$209	$210	$213
Accruals	46	41	39
Payments	(46)	(42)	(42)
Ending balance at December 31	$209	$209	$210
Current portion, ending balance at December 31	$58	$63	$54
Our environmental site activity was as follows:

	2008	2007	2006
Open sites, beginning balance	339	367	370
New sites	82	72	50
Closed sites	(82)	(100)	(53)
Open sites, ending balance at December 31	339	339	367

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

The liability includes future costs for remediation and restoration of sites, as well as ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. The ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Estimates of liability may vary over time due to changes in federal, state, and local laws governing environmental remediation as well as changes to the remediation plan for each site. Current obligations are not expected to have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 88% of the recorded liability related to asserted claims, and approximately 12% related to unasserted claims at December 31, 2008. Estimates can vary over time due to evolving trends in litigation. Our personal injury liability activity was as follows:

Millions of Dollars	2008	2007	2006
Beginning balance	$593	$631	$619
Accruals	201	165	240
Payments	(173)	(203)	(228)
Ending balance at December 31	$621	$593	$631
Current portion, ending balance at December 31	$186	$204	$233
Our personal injury claims activity was as follows:

	2008	2007	2006
Open claims, beginning balance	4,084	4,126	4,197
New claims	3,692	4,133	4,190
Settled or dismissed claims	(3,697)	(4,175)	(4,261)
Open claims, ending balance at December 31	4,079	4,084	4,126

Property and Depreciation – Our rail operations are highly capital intensive. Each year we develop a capital program for the acquisition or construction of fixed assets. Assets purchased or constructed throughout the year that were not part of the original program are capitalized if they meet applicable minimum units of property criteria, which are approved by the STB. Properties are carried at cost, and we follow the group method of depreciation. Our large base of homogeneous, network-type assets turns over on a continuous basis. The group method of depreciation treats each asset class as a pool of resources, not as singular items. Under group depreciation, all items with similar physical characteristics, use, and expected life are grouped together in a single asset class, and are depreciated using composite depreciation rates. The cost (net of salvage) of depreciable rail property retired or replaced in the ordinary course of business is charged to accumulated depreciation and no gain or loss is recognized. A gain or loss is recognized in other income for all other property upon disposition because the gain or loss is not part of rail operations.

We compute depreciation principally on the straight-line method based on estimated service lives of depreciable property. We use a unit of production convention to depreciate rail in high-density traffic corridors. We calculate service lives using Company-specific retirement data. We perform and submit depreciation rate studies to the STB at least every three years for equipment and every six years for road property (i.e., rail and other track material, ties, and ballast). These rate studies are reviewed and approved by the STB. These studies are used to develop our approved composite depreciation rates by asset class. During 2008, we completed depreciation rate studies for both track and road property, which will be used to calculate depreciation expense in 2009 and beyond.

When we purchase an asset, we capitalize all costs necessary to make the asset ready for its intended use. However, many of our assets are self-constructed. A large portion of our capital expenditures is for track structure expansion (capacity projects) and replacement (program projects), which is typically performed by our employees. Approximately 13% of our full-time equivalent employees are dedicated to the construction of capital assets. Costs that are directly attributable or overhead costs that relate directly to capital projects are capitalized. Direct costs that are capitalized as part of self-constructed assets include material, labor, and work equipment. Indirect costs are capitalized if they clearly relate to the construction of the asset. These costs are allocated using appropriate statistical bases. The capitalization of indirect costs is consistent with FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects.

General and administrative expenditures are expensed as incurred. Normal repairs and maintenance are also expensed as incurred, while costs incurred that extend the useful life of an asset, improve the safety of our operations or improve operating efficiency are capitalized.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Significant capital spending in recent years increased the total value of our depreciable assets. Cash capital spending totaled $2.8 billion for the year ended December 31, 2008, while depreciation expense totaled $1.4 billion. We use various methods to estimate useful lives for each group of depreciable property. Variances to these estimates could have a material impact on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $48 million. If the estimated useful lives of all depreciable assets were decreased by one year, annual depreciation expense would increase by approximately $52 million.

Income Taxes – As required under FASB Statement No. 109, Accounting for Income Taxes, we account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. For example, a 1% increase in the federal income tax rate would increase our deferred tax liability by approximately $260 million.

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

We evaluate our critical assumptions at least annually, and selected assumptions are based on the following factors:

•

Discount rate is based on a Mercer yield curve of high quality corporate bonds (rated AA by a recognized rating agency) for which the timing and amount of cash flows matches our plans’ expected benefit payments.

•	Expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions.

•	Healthcare cost trend rate is based on our historical rates of inflation and expected market conditions.

The following tables present the key assumptions used to measure pension and OPEB expense for 2008 and the estimated impact on 2008 pension and OPEB expense relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate	6.50%	6.50%
Salary increase	3.50%	N/A
Expected return on plan assets	8.00%	N/A
Healthcare cost trend rate:
Pre-65 current	N/A	8.00%
Pre-65 level in 2011	N/A	5.00%
Post-65 current	N/A	10.00%
Post-65 level in 2013	N/A	5.00%

Sensitivities	Increase in Expense
Millions of Dollars	Pension	OPEB
0.25% decrease in discount rate	$6	$2
0.25% increase in salary scale	$2	N/A
0.25% decrease in expected return on plan assets	$5	N/A
1% increase in healthcare cost trend rate	N/A	$6

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, statements in the Chairman’s letter preceding Part I regarding long-term demand, capital investments, the economic outlook, and our financial position, statements regarding dividends in Item 5 and statements and information set forth under the captions “2009 Outlook” and “Liquidity and Capital Resources” in this Item 7, and any other statements or information in this report (including information incorporated herein by reference) regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications (including statements set forth in Item

2 regarding expectations related to our capital expenditures); expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

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

****************************************

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	54

Consolidated Statements of Income
For the Years Ended December 31, 2008, 2007, and 2006	55

Consolidated Statements of Financial Position
At December 31, 2008 and 2007	56

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007, and 2006	57

Consolidated Statements of Changes in Common Shareholders’ Equity
For the Years Ended December 31, 2008, 2007, and 2006	58

Notes to the Consolidated Financial Statements	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Union Pacific Corporation, its Directors, and Shareholders:

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Table of Contents at Part IV, Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Corporation and Subsidiary Companies as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 2006 the Corporation adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2009, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Omaha, Nebraska

February 5, 2009

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2008	2007	2006
Operating revenues:
Freight revenues	$17,118	$15,486	$14,791
Other revenues	852	797	787
Total operating revenues	17,970	16,283	15,578
Operating expenses:
Compensation and benefits	4,457	4,526	4,535
Fuel	3,983	3,104	2,968
Purchased services and materials	1,902	1,856	1,756
Depreciation	1,387	1,321	1,237
Equipment and other rents	1,326	1,368	1,396
Other	840	733	802
Total operating expenses	13,895	12,908	12,694
Operating income	4,075	3,375	2,884
Other income (note 5)	92	116	118
Interest expense	(511)	(482)	(477)
Income before income taxes	3,656	3,009	2,525
Income taxes (note 6)	(1,318)	(1,154)	(919)
Net income	$2,338	$1,855	$1,606
Share and Per Share (notes 2 and 7):
Earnings per share - basic	$4.58	$3.49	$2.98
Earnings per share - diluted	$4.54	$3.46	$2.95
Weighted average number of shares - basic	510.6	531.9	538.9
Weighted average number of shares - diluted	515.0	536.8	543.9
Dividends declared per share	$0.98	$0.745	$0.60

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, as of December 31,	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,249	$878
Accounts receivable, net	594	632
Materials and supplies	450	453
Current deferred income taxes (note 6)	276	336
Other current assets	244	295
Total current assets	2,813	2,594
Investments	974	923
Net properties (note 9)	35,701	34,158
Other assets	234	358
Total assets	$39,722	$38,033
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (note 10)	$2,560	$2,902
Debt due within one year (note 13)	320	139
Total current liabilities	2,880	3,041
Debt due after one year (note 13)	8,607	7,543
Deferred income taxes (note 6)	10,282	10,050
Other long-term liabilities	2,506	1,814
Commitments and contingencies (note 15)
Total liabilities	24,275	22,448
Common shareholders’ equity (note 2):
Common shares, $2.50 par value, 800,000,000 and 500,000,000 authorized;
552,775,812 and 276,162,141 issued; 503,225,705 and 260,869,647 outstanding, respectively	1,382	690
Paid-in-surplus	3,949	3,926
Retained earnings	13,813	12,667
Treasury stock	(2,993)	(1,624)
Accumulated other comprehensive loss (note 8)	(704)	(74)
Total common shareholders’ equity	15,447	15,585
Total liabilities and common shareholders’ equity	$39,722	$38,033

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,	2008	2007	2006
Operating Activities
Net income	$2,338	$1,855	$1,606
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,387	1,321	1,237
Deferred income taxes and unrecognized tax benefits	547	332	235
Stock-based compensation expense	65	44	35
Net gain from asset sales	(41)	(52)	(72)
Other operating activities, net	24	(251)	(175)
Changes in current assets and liabilities, net	(250)	28	14
Cash provided by operating activities	4,070	3,277	2,880
Investing Activities
Capital investments	(2,780)	(2,496)	(2,242)
Proceeds from asset sales	93	122	133
Acquisition of equipment pending financing	(388)	(621)	(536)
Proceeds from sale of assets financed	388	621	536
Other investing activities, net	(77)	(52)	67
Cash used in investing activities	(2,764)	(2,426)	(2,042)
Financing Activities
Debt issued	2,257	1,581	-
Common share repurchases (note 16)	(1,609)	(1,375)	-
Debt repaid	(1,208)	(792)	(657)
Dividends paid	(481)	(364)	(322)
Cash received for option exercises	83	132	177
Treasury shares repurchased for employee payroll taxes	(28)	(61)	(17)
Excess tax benefits from equity compensation plans	54	76	29
Other financing activities, net	(3)	3	6
Cash used in financing activities	(935)	(800)	(784)
Net change in cash and cash equivalents	371	51	54
Cash and cash equivalents at beginning of year	878	827	773
Cash and cash equivalents at end of year	$1,249	$878	$827
Changes in Current Assets and Liabilities
Accounts receivable, net	$38	$47	$68
Materials and supplies	3	(58)	(64)
Other current assets	51	(104)	(21)
Accounts payable and other current liabilities	(342)	143	31
Total	$(250)	$28	$14
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital lease financings	$175	$82	$16
Cash dividends declared but not yet paid	132	112	80
Capital investments accrued but not yet paid	93	126	106
Common shares repurchased but not yet paid	-	82	-
Cash paid during the year for:
Interest, net of amounts capitalized	$(500)	$(467)	$(492)
Income taxes, net of refunds	(699)	(839)	(549)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars Thousands of Shares	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss) (note 8)	Total
Balance at January 1, 2006	275,799	(9,164)	$689	$3,915	$9,932	$(599)	$(230)	$13,707
Comprehensive income:
Net income			-	-	1,606	-	-	1,606
Other comp. income			-	-	-	-	167	167
Total comp. income (note 8)			-	-	1,606	-	167	1,773
FAS 158 adoption (note 4)			-	-	-	-	(79)	(79)
Conversion, stock option exercises, forfeitures, and other	163	3,374	1	28	-	205	-	234
Cash dividends declared ($1.20 per share)	-	-	-	-	(323)	-	-	(323)
Balance at December 31, 2006	275,962	(5,790)	$690	$3,943	$11,215	$(394)	$(142)	$15,312
Cumulative effect of adoption of FIN 48 (note 6)	-	-	-	-	(7)	-	-	(7)
Balance at January 1, 2007	275,962	(5,790)	$690	$3,943	$11,208	$(394)	$(142)	$15,305
Comprehensive income:
Net income			-	-	1,855	-	-	1,855
Other comp. income			-	-	-	-	68	68
Total comp. income (note 8)			-	-	1,855	-	68	1,923
Conversion, stock option exercises, forfeitures, and other	200	3,122	-	(17)	-	227	-	210
Share repurchases (note 16)	-	(12,624)	-	-	-	(1,457)	-	(1,457)
Cash dividends declared ($1.49 per share)	-	-	-	-	(396)	-	-	(396)
Balance at December 31, 2007	276,162	(15,292)	$690	$3,926	$12,667	$(1,624)	$(74)	$15,585
Comprehensive income:			-	-	-	-	-	-
Net income			-	-	2,338	-	-	2,338
Other comp. income/(loss)			-	-	-	-	(630)	(630)
Total comp. income (note 8)					2,338		(630)	1,708
Conversion, stock option exercises, forfeitures, and other	452	3,210	1	23	-	158	-	182
Share repurchases (note 16)	-	(22,176)	-	-	-	(1,527)	-	(1,527)
Common stock dividend (note 2)	276,162	(15,292)	691	-	(691)	-	-	-
Cash dividends declared ($0.98 per share)	-	-	-	-	(501)	-	-	(501)
Balance at December 31, 2008	552,776	(49,550)	$1,382	$3,949	$13,813	$(2,993)	$(704)	$15,447

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

1. Nature of Operations and Significant Accounting Policies

Operations and Segmentation – We are a Class I railroad that operates in the United States. We have 32,012 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern United States gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenues are analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides revenue by commodity group:

Millions of Dollars	2008	2007	2006
Agricultural	$3,174	$2,605	$2,385
Automotive	1,344	1,458	1,427
Chemicals	2,494	2,287	2,084
Energy	3,810	3,134	2,949
Industrial Products	3,273	3,077	3,135
Intermodal	3,023	2,925	2,811
Total freight revenues	$17,118	$15,486	$14,791
Other revenues	852	797	787
Total operating revenues	$17,970	$16,283	$15,578

Basis of Presentation – Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications include reporting freight revenues instead of commodity revenues. The amounts reclassified from freight revenues to other revenues totaled $30 million and $71 million for the years ended December 31, 2007, and December 31, 2006, respectively. In addition, we modified our operating expense categories to report fuel used in railroad operations as a stand-alone category, to combine purchased services and materials into one line, and to reclassify certain other expenses among operating expense categories. These reclassifications had no impact on previously reported operating revenues, total operating expenses, operating income or net income.

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

Property and Depreciation – See note 9.

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

Revenue Recognition – We recognize freight revenues on a percentage-of-completion basis as freight moves from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Other revenues are recognized as service is performed or contractual obligations are met. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to operating revenues based on actual or projected future customer shipments.

Translation of Foreign Currency – Our portion of the assets and liabilities related to foreign investments are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the year. Unrealized gains or losses are reflected within common shareholders’ equity as accumulated other comprehensive income or loss.

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

Information regarding stock-based compensation appears in the table below:

Millions of Dollars	2008	2007	2006
Stock-based compensation, before tax:
Stock options	$25	$21	$14
Retention awards	40	23	21
Total stock-based compensation, before tax	$65	$44	$35
Total stock-based compensation, after tax	$40	$27	$22

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

Income Taxes – As required under FASB Statement No. 109, Accounting for Income Taxes, we account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition and liquidity.

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

2. Stock Split

On May 28, 2008, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. The stock split entitled all shareholders of record at the close of business on May 12, 2008, to receive one additional share of our common stock, par value $2.50 per share, for each share of common stock held on that date. All references to common shares and per share amounts (excluding the Consolidated Statements of Changes in Common Shareholders’ Equity and December 31, 2007, Consolidated Statements of Financial Position) have been restated to reflect the stock split for all periods presented.

3. Stock Options and Other Stock Plans

We have 144,980 options outstanding under the 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation (1993 Plan). There are 7,140 restricted shares outstanding under the 1992 Restricted Stock Plan for Non-Employee Directors of Union Pacific Corporation. We no longer grant options or awards of retention shares and units under these plans.

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 1,100,000 shares of our common stock (550,000 pre-split) were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, receives a grant of 2,000 shares of retention shares or retention stock units (1,000 pre-split). Prior to December 31, 2007, each non-employee director received annually an option to purchase at fair value a number of shares of our common stock, not to exceed 10,000 shares (5,000 pre-split) during any calendar year, determined by dividing 60,000 by 1/3 of the fair market value of one share of our common stock on the date of such Board of Directors meeting, with the resulting quotient rounded up or down to the nearest 50 shares. As of December 31, 2008, 16,000 restricted shares were outstanding under the Directors Plan and 311,000 options were outstanding under the Directors Plan.

The Union Pacific Corporation 2001 Stock Incentive Plan (2001 Plan) was approved by the shareholders in April 2001. The 2001 Plan reserved 24,000,000 shares of our common stock (12,000,000 pre-split) for issuance to eligible employees of the Corporation and its subsidiaries in the form of non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards. Non-employee directors were not eligible for awards under the 2001 Plan. As of December 31, 2008, 4,095,039 options were outstanding under the 2001 Plan. We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 42,000,000 shares of our common stock (21,000,000 pre-split) for issuance, plus any shares subject to awards made under the 2001 Plan and the 1993 Plan that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2008, 7,431,886 options and 2,891,339 retention shares and stock units were outstanding under the 2004 Plan.

Pursuant to the above plans 36,961,123; 38,601,728; and 39,088,490 shares of our common stock were authorized and available for grant at December 31, 2008, 2007, and 2006, respectively.

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2008	2007	2006
Risk-free interest rate	2.8%	4.9%	4.5%
Dividend yield	1.4%	1.4%	1.4%
Expected life (years)	5.3	4.7	6.0
Volatility	22.2%	20.9%	25.3%
Weighted-average grant-date fair value of options granted	$13.35	$11.19	$12.49

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

A summary of stock option activity during 2008 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2008	15,127	$ 35.77	6.0 yrs.	$ 409
Granted	1,571	62.40	N/A	N/A
Exercised	(4,351)	31.61	N/A	N/A
Forfeited or expired	(364)	34.53	N/A	N/A
Outstanding at December 31, 2008	11,983	$ 40.81	5.6 yrs.	$ 108

Vested or expected to vest at December 31, 2008	11,870	$ 40.69	5.6 yrs.	$ 108
Options exercisable at December 31, 2008	8,216	$ 35.13	4.4 yrs.	$ 105

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at December 31, 2008 are subject to performance or market-based vesting conditions.

At December 31, 2008, there was $21 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 0.9 years. Additional information regarding stock option exercises appears in the table below:

Millions of Dollars	2008	2007	2006
Intrinsic value of stock options exercised	$169	$208	$124
Cash received from option exercises	83	132	177
Tax benefit realized from option exercises	63	78	44
Aggregate grant-date fair value of stock options vested	21	11	26

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during 2008 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	1,624	$ 42.04
Granted	655	62.42
Vested	(206)	33.13
Forfeited	(58)	46.32
Nonvested at December 31, 2008	2,015	$ 49.39

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At December 31, 2008, there was $52 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.9 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the January 2008 grant were as follows:

2008
Dividend per share per quarter	$0.22
Risk-free interest rate at date of grant	2.3%

Changes in our performance retention awards during 2008 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	589	$ 45.27
Granted	325	60.25
Vested	(5)	43.91
Forfeited	(36)	49.13
Nonvested at December 31, 2008	873	$ 50.70

At December 31, 2008, there was $19 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.2 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

Changes in our PBO and plan assets are as follows for the years ended December 31:

Funded Status	Pension		OPEB
Millions of Dollars	2008	2007	2008	2007
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$2,112	$2,113	$326	$374
Service cost	34	34	3	3
Interest cost	137	124	24	20
Plan amendments	-	-	(9)	(10)
Actuarial loss (gain)	132	(33)	101	(34)
Gross benefits paid	(143)	(126)	(27)	(27)
Projected benefit obligation at end of year	$2,272	$2,112	$418	$326
Plan Assets
Fair value of plan assets at beginning of year	$2,058	$1,989	$-	$-
Actual return on plan assets	(592)	183	-	-
Voluntary funded pension plan contributions	200	-	-	-
Other funded pension plan contributions	8	-	-	-
Non-qualified plan benefit contributions	12	12	27	27
Gross benefits paid	(143)	(126)	(27)	(27)
Fair value of plan assets at end of year	$1,543	$2,058	$-	$-
Funded status at end of year	$(729)	$(54)	$(418)	$(326)

Amounts recognized in the statement of financial position as of December 31, 2008 and 2007 consist of:
	Pension		OPEB
Millions of Dollars	2008	2007	2008	2007
Noncurrent assets	$-	$120	$-	$-
Current liabilities	(12)	(11)	(30)	(27)
Noncurrent liabilities	(717)	(163)	(388)	(299)
Net amounts recognized at end of year	$(729)	$(54)	$(418)	$(326)

Pre-tax amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2008 consist of:

Millions of Dollars	Pension	OPEB	Total
Prior service (cost)/credit	$(12)	$111	$99
Net actuarial loss	(1,023)	(172)	(1,195)
Total	$(1,035)	$(61)	$(1,096)

Pre-tax amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2007 consist of:

Millions of Dollars	Pension	OPEB	Total
Prior service (cost)/credit	$(18)	$137	$119
Net actuarial loss	(158)	(85)	(243)
Total	$(176)	$52	$(124)

Other pre-tax changes recognized in other comprehensive income during 2008 were as follows:

Millions of Dollars	Pension	OPEB	Total
Prior service credit arising during the year	$-	$(9)	$(9)
Net actuarial loss arising during the year	875	101	976
Amortization of prior service (cost)/credit	(6)	34	28
Amortization of actuarial (loss)	(10)	(13)	(23)
Total	$859	$113	$972

Amounts included in accumulated other comprehensive income expected to be amortized into net periodic cost (benefit) during 2009:

Millions of Dollars	Pension	OPEB	Total
Prior service cost (credit)	$5	$(35)	$(30)
Net actuarial loss	26	15	41
Total	$31	$(20)	$11

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future salary growth. The underfunded accumulated benefit obligation represents the difference between the ABO and the fair value of plan assets. At December 31, 2007, the only pension plan that was underfunded was our non-qualified (supplemental) plan, which is not funded by design. At December 31, 2008, the non-qualified (supplemental) plan ABO was $189 million. The PBO, ABO, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of the fair value of the plan assets were as follows for the years ended December 31:

Underfunded Accumulated Benefit Obligation
Millions of Dollars	2008	2007
Projected benefit obligation	$(2,272)	$(175)
Accumulated benefit obligation	$(2,201)	$(172)
Fair value of plan assets	1,543	-
Underfunded Accumulated Benefit Obligation	$(658)	$(172)

The ABO for all defined benefit pension plans was $2.2 billion and $2.0 billion at December 31, 2008 and 2007, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
Percentages	2008	2007	2008	2007
Discount rate	6.25%	6.50%	6.25%	6.50%
Salary increase	3.50%	3.50%	N/A	N/A
Health care cost trend rate for next year (employees under 65)	N/A	N/A	6.60%	8.00%
Health care cost trend rate for next year (employees over 65)	N/A	N/A	9.40%	10.00%
Ultimate health care cost trend rate	N/A	N/A	4.50%	5.00%
Year ultimate trend rate reached	N/A	N/A	2028	2013

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the years ended December 31:

	Pension			OPEB
Millions of Dollars	2008	2007	2006	2008	2007	2006
Net Periodic Benefit Cost:
Service cost	$34	$34	$35	$3	$3	$4
Interest cost	137	124	117	24	20	21
Expected return on plan assets	(152)	(144)	(134)	-	-	-
Amortization of:
Prior service cost/(credit)	6	6	7	(35)	(33)	(33)
Actuarial loss	10	18	21	13	8	13
Net periodic benefit cost/(benefit)	$35	$38	$46	$5	$(2)	$5

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows for the years ended December 31:

	Pension			OPEB
Percentages	2008	2007	2006	2008	2007	2006
Discount rate	6.50%	6.00%	5.75%	6.50%	6.00%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Salary increase	3.50%	3.00%	2.75%	N/A	N/A	N/A
Health care cost trend rate for next year (employees under 65)	N/A	N/A	N/A	8.00%	9.00%	9.00%
Health care cost trend rate for next year (employees over 65)	N/A	N/A	N/A	10.00%	11.00%	9.00%
Ultimate healthcare cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend reached	N/A	N/A	N/A	2013	2013	2010

For 2008, the discount rate was based on a Mercer yield curve of high quality corporate bonds with cash flows matching our plans’ expected benefit payments. For 2007 and 2006, the discount rate was based on a hypothetical portfolio of high quality corporate bonds with cash flows matching our plans’ expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return (loss) on pension plan assets, net of fees, was approximately (30)% in 2008, 9% in 2007, and 14% in 2006.

Assumed healthcare cost trend rates have a significant effect on the expense and liabilities reported for healthcare plans. The assumed healthcare cost trend rate is based on historical rates and expected market conditions. A one-percentage point change in the assumed healthcare cost trend rates would have the following effects on OPEB:

Millions of Dollars	One % pt. Increase	One % pt. Decrease
Effect on total service and interest cost components	$3	$(2)
Effect on accumulated benefit obligation	42	(35)

Cash Contributions

The following table details our cash contributions for the qualified pension plan and the benefit payments for the non-qualified and OPEB plans:

	Pension
Millions of Dollars	Qualified		Non-qualified	OPEB
2007	$-		$ 12	$27
2008	208		12	27
2009 Expected	25	[a]	12	30

[a]

While we do not expect any required contributions during 2009, we intend to fund at least $25 million. This amount may be higher based on cash generated from operations and financial market considerations.

Our policy with respect to funding the qualified plans is to fund at least the minimum required by the Pension Protection Act of 2006 and not more than the maximum amount deductible for tax purposes. All contributions made to the qualified pension plans in 2008 were voluntary and were made with cash generated from operations.

The OPEB plans are not funded and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent claims paid for medical and life insurance, and we anticipate our 2009 OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2009 through 2018:

Millions of Dollars	Pension	OPEB
2009	$132	$30
2010	136	30
2011	142	31
2012	147	31
2013	154	32
Years 2014 -2018	857	161

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2008 and 2007, and target allocation for 2009, are as follows:

	Target Allocation 2009	Percentage of Plan Assets December 31,
		2008	2007
Equity securities	60% to 70%	68%	68%
Debt securities	20% to 30%	23	23
Real estate	2% to 8%	6	4
Commodities	4% to 6%	3	5
Total		100%	100%

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 8%. While we believe we can achieve a long-term average rate of return of 8%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among equity, debt, and other investments in order to achieve a diversification level that dampens fluctuations in investment returns. Asset allocation target ranges for equity, debt, and other portfolios are evaluated at least every three years with the assistance of an independent external consulting firm. Actual asset allocations are monitored monthly, and rebalancing actions are executed at least quarterly, if needed.

The pension plan investments are held in a Master Trust, with The Northern Trust Company. Investments in the Master Trust are valued at fair value, which has been determined based on fair value of the underlying investments of the Master Trust. Investments in securities traded on public security exchanges are valued at their closing market prices on the valuation date; where no sale was made on the valuation date, the security is generally valued at its most recent bid price. Certain short-term investments are carried at cost, which approximates fair value. Investments in registered investment companies and common trust funds, which primarily invest in stocks, bonds, and commodity futures, are valued using publicly available market prices for the underlying investments held by these entities.

The majority of pension plan assets are invested in equity securities, because equity portfolios have historically provided higher returns than debt and other asset classes over extended time horizons, and are expected to do so in the future. Correspondingly, equity investments also entail greater risks than other investments. Equity risks are balanced by investing a significant portion of the plan’s assets in high quality debt securities. The average quality rating of the debt portfolio exceeded AA as of December 31, 2008 and 2007. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities with an intermediate average maturity. The weighted-average maturity of the debt portfolio was 5 years at both December 31, 2008 and 2007, respectively.

The investment of pension plan assets in securities issued by Union Pacific is specifically prohibited for both the equity and debt portfolios, other than through index fund holdings.

Other Retirement Programs

Thrift Plan – We provide a defined contribution plan (thrift plan) to eligible non-union employees and make matching contributions to the thrift plan. We match 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. Our thrift plan contributions were $14 million in 2008, $14 million in 2007, and $13 million in 2006.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $620 million in 2008, $616 million in 2007, and $615 million in 2006.

Collective Bargaining Agreements – Under collective bargaining agreements, we provide certain postretirement healthcare and life insurance benefits for eligible union employees. Premiums under the plans are expensed as incurred and amounted to $49 million in 2008 and $40 million in both 2007 and 2006.

5. Other Income

Other income included the following for the years ended December 31:

Millions of Dollars	2008	2007	2006
Rental income	$87	$68	$83
Net gain on non-operating asset dispositions	41	52	72
Interest income	21	50	29
Sale of receivables fees	(23)	(35)	(33)
Non-operating environmental costs and other	(34)	(19)	(33)
Total	$92	$116	$118

6. Income Taxes

Components of income tax expense/(benefit) were as follows for the years ended December 31:

Millions of Dollars	2008	2007	2006
Current	$771	$822	$684
Deferred	681	354	235
Unrecognized tax benefits	(134)	(22)	N/A
Total income tax expense	$1,318	$1,154	$919
For the years ended December 31, reconciliation between statutory and effective tax rates is as follows:

Tax Rate Percentages	2008	2007	2006
Federal statutory tax rate	35.0%	35.0%	35.0%
State statutory rates, net of federal benefits	3.0	2.9	2.9
Deferred tax adjustments	(0.7)	1.0	(0.5)
Tax credits	(0.9)	(0.6)	(1.0)
Other	(0.3)	0.1	-
Effective tax rate	36.1%	38.4%	36.4%

In the third quarter of 2007, the State of Illinois enacted legislation that changed how we determine the amount of our income subject to Illinois tax. This legislation caused an increase to our deferred tax expense of $27 million for 2007. In January of 2008, Illinois enacted technical corrections legislation that made additional changes in how we determine the amount of our income subject to Illinois tax. This technical corrections legislation resulted in a reduction of deferred tax expense of $16 million in the first quarter of 2008.

Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that are reported in different periods for financial reporting and income tax purposes. The majority of our deferred tax liabilities relate to differences between the tax bases and financial reporting amounts of our land and depreciable property, due to accelerated tax depreciation, revaluation of assets in purchase accounting transactions, and differences in capitalization methods.

Deferred income tax liabilities/(assets) were comprised of the following at December 31:

Millions of Dollars	2008	2007
Net current deferred income tax asset	$(276)	$(336)
Property	10,006	9,467
State taxes, net of federal benefits	675	691
Other	(399)	(108)
Net long-term deferred income tax liabilities	10,282	10,050
Net deferred income tax liability	$10,006	$9,714

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

We adopted FIN 48 on January 1, 2007. At adoption, our total liabilities for unrecognized tax benefits were $227 million pre-tax, or $173 million after including tax benefits for the deductibility of interest and state taxes. Of this amount, $7 million was recorded as a decrease to beginning retained earnings for the cumulative effect of adopting FIN 48. The remaining $166 million had been previously accrued under either FASB Statement No. 5, Accounting for Contingencies, or FASB Statement No. 109, Accounting for Income Taxes. The entire $173 million was classified as non-current in the Consolidated Statement of Financial Position.

A reconciliation of changes in unrecognized tax benefits liabilities/(assets) from the beginning to the end of the reporting period is as follows:

Millions of Dollars	2008	2007
Unrecognized tax benefits at January 1	$161	$227
Increases for positions taken in current year	10	15
Increases for positions taken in prior years	1	7
Decreases for positions taken in prior years	(23)	(45)
Decreases for positions expected to be taken in future years	-	(41)
Settlements with taxing authorities	(55)	(1)
Increases (decreases) for interest and penalties	(68)	3
Other increases (decreases)	-	(4)
Unrecognized tax benefits at December 31	$26	$161

A portion of our unrecognized tax benefits would, if recognized, reduce our effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce our effective tax rate only through a reduction of accrued interest and penalties. The unrecognized tax benefits that would reduce our effective tax rate are as follows:

Millions of Dollars	2008	2007
Unrecognized tax benefits that would reduce the effective tax rate	$79	$142
Unrecognized tax benefits that would not reduce the effective tax rate	(53)	19
Total unrecognized tax benefits	$26	$161

We recognize interest and penalties as part of income tax expense. Total accrued liabilities for interest and penalties were $10 million and $78 million at December 31, 2008 and 2007, respectively. Total interest and penalties recognized as part of income tax expense (benefit) were $(9) million for 2008 and $3 million for 2007.

For all federal income tax years prior to 1995, the Internal Revenue Service (IRS) examinations have been completed and the statute of limitations bars any additional tax assessments. We filed interest refund claims in 2007 for years 1986 through 1994, and we received the refunds in April of 2008. However, some interest calculation issues remain open back to 1986. In the third quarter of 2008, we signed a closing agreement resolving all tax matters at IRS Appeals for tax years 1995 through 1998. In connection with the settlement, in the fourth quarter of 2008 we paid the IRS $52 million of tax and $67 million of interest, which substantially reduced our liability for unrecognized tax benefits. The settlement had an immaterial effect on our income tax expense. The statute of limitations for these years will expire in 2009, except for calculations of interest.

The IRS has completed its examinations and issued notices of deficiency for tax years 1999 through 2004. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. The IRS is examining our tax returns for tax years 2005 and 2006. Additionally, several state tax authorities are examining our state income tax returns for tax years 2000 through 2006.

We do not expect that the amount of unrecognized tax benefits will change significantly during the next 12 months, although it is reasonably possible that we may resolve several state tax disputes that could reduce unrecognized tax benefits by approximately $5 - 10 million. Of the $26 million balance at December 31, 2008, $7 million is classified as current in the Consolidated Statement of Financial Position, primarily for state payments related to the settlement for tax years 1995 through 1998 described above.

7. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31:

Millions of Dollars, Except Per Share Amounts	2008	2007	2006
Net income	$2,338	$1,855	$1,606
Weighted-average number of shares outstanding:
Basic	510.6	531.9	538.9
Dilutive effect of stock options	3.4	4.2	4.0
Dilutive effect of retention shares and units	1.0	0.7	1.0
Diluted	515.0	536.8	543.9
Earnings per share – basic	$4.58	$3.49	$2.98
Earnings per share – diluted	$4.54	$3.46	$2.95

Common stock options totaling 1.0 million, 0.8 million, and 2.8 million for 2008, 2007, and 2006, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

8. Comprehensive Income/(Loss)

Comprehensive income/(loss) was as follows:

Millions of Dollars	2008	2007	2006
Net income	$2,338	$1,855	$1,606
Other comprehensive income/(loss):
Defined benefit plans	(604)	65	170
Foreign currency translation	(26)	2	(4)
Derivatives	-	1	1
Total other comprehensive income/(loss) [a]	(630)	68	167
Total comprehensive income	$1,708	$1,923	$1,773

[a]	Net of deferred taxes of $390 million, $52 million, and $102 million during 2008, 2007, and 2006, respectively.

The after-tax components of accumulated other comprehensive loss were as follows:

Millions of Dollars	Dec. 31, 2008	Dec. 31, 2007
Defined benefit plans	$(659)	$(55)
Foreign currency translation	(41)	(15)
Derivatives	(4)	(4)
Total	$(704)	$(74)

9. Properties

The following table lists the major categories of property and equipment, as well as the average composite depreciation rate for each category:

Millions of Dollars, Except Percentages	Dec. 31, 2008	Dec. 31, 2007	Depreciation Rate for 2008
Land	$4,861	$4,760	N/A
Road
Rail and other track material	11,366	10,622	4.2%
Ties	6,827	6,354	2.7%
Ballast	3,635	3,369	2.9%
Other [a]	12,520	11,865	2.3%
Total Road	34,348	32,210	3.1%
Equipment
Locomotives	5,157	5,092	4.7%
Freight cars	1,985	2,059	4.1%
Work equipment and other	158	157	3.6%
Total Equipment	7,300	7,308	4.5%
Technology and other	468	441	12.7%
Construction in progress	938	935	N/A
Total properties	$47,915	$45,654	N/A
Accumulated depreciation	(12,214)	(11,496)	N/A
Net properties	$35,701	$34,158	N/A

[a]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

Property and Depreciation – Our rail operations are highly capital intensive. Each year we develop a capital program for the acquisition or construction of fixed assets. Assets purchased or constructed throughout the year that were not part of the original program are capitalized if they meet applicable minimum units of property criteria, which are approved by the STB. Properties are carried at cost, and we follow the group method of depreciation. Our large base of homogeneous, network-type assets turns over on a continuous basis. The group method of depreciation treats each asset class as a pool of resources, not as singular items. Under group depreciation, all items with similar physical characteristics, use, and expected life are grouped together in a single asset class, and are depreciated using composite depreciation rates. The cost (net of salvage) of depreciable rail property retired or replaced in the ordinary course of business is charged to accumulated depreciation and no gain or loss is recognized. A gain or loss is recognized in other income for all other property upon disposition because the gain or loss is not part of rail operations.

We compute depreciation principally on the straight-line method based on estimated service lives of depreciable property. We use a unit of production convention to depreciate rail in high-density traffic corridors. We calculate service lives using Company-specific retirement data. We perform and submit depreciation rate studies to the STB at least every three years for equipment and every six years for road property (i.e., rail and other track material, ties, and ballast). These rate studies, are reviewed and approved by the STB. These studies are used to develop our approved composite depreciation rates by asset class.

When we purchase an asset, we capitalize all costs necessary to make the asset ready for its intended use. However, many of our assets are self-constructed. A large portion of our capital expenditures is for track structure expansion (capacity projects) and replacement (program projects), which is typically performed by our employees. Approximately 13% of our full-time equivalent employees are dedicated to the construction of capital assets. Costs that are directly attributable or overhead costs that relate directly to capital projects are capitalized. Direct costs that are capitalized as part of self-constructed assets include material, labor, and work equipment. Indirect costs are capitalized if they clearly relate to the construction of the asset. These costs are allocated using appropriate statistical bases. The capitalization of indirect costs is consistent with FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects.

General and administrative expenditures are expensed as incurred. Normal repairs and maintenance are also expensed as incurred, while costs incurred that extend the useful life of an asset, improve the safety of our operations or improve operating efficiency are capitalized.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

10. Accounts Payable and Other Current Liabilities

Millions of Dollars	Dec. 31, 2008	Dec. 31, 2007
Accounts payable	$629	$732
Accrued wages and vacation	367	394
Accrued casualty costs	390	371
Income and other taxes	207	343
Dividends and interest	328	284
Equipment rents payable	93	103
Other	546	675
Total accounts payable and other current liabilities	$2,560	$2,902

11. Fair Value Measurements

During the first quarter of 2008, we fully adopted FASB Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 established a framework for measuring fair value and expanded disclosures about fair value measurements. The adoption of FAS 157 had no impact on our financial position or results of operations.

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

At December 31, 2008, the fair value of our derivative asset was approximately $19 million (see note 12). We determined the fair value of our derivative financial instrument position based upon current fair values as quoted by recognized dealers or the present value of expected future cash flows. As prescribed by FAS 157, we recognize the fair value of our derivative assets as a Level 2 valuation.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2008 and 2007, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions of Dollars, Except Percentages	2008	2007
Amount of debt hedged	$250	$250
Percentage of total debt portfolio	3%	3%
Gross fair value asset position	$19	$2

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At both December 31, 2008 and 2007, we had reductions of $4 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of December 31, 2008 and 2007, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the years ended December 31:

Millions of Dollars	2008	2007	2006
(Increase)/decrease in interest expense from interest rate hedging	$1	$(8)	$(8)
(Increase)/decrease in fuel expense from fuel derivatives	1	(1)	3
Increase/(decrease) in pre-tax income	$2	$(9)	$(5)

Fair Value of Debt Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At December 31, 2008, the fair value of total debt is approximately $247 million less than the carrying value. At December 31, 2007, the fair value of total debt exceeded the carrying value by approximately $96 million. At December 31, 2008 and 2007, approximately $320 million and $181 million, respectively, of fixed-rate debt securities contained call provisions that allowed us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $700 million and $600 million at December 31, 2008 and 2007, respectively. The value of the outstanding undivided interest held by investors under the facility was $584 million and $600 million at December 31, 2008 and 2007, respectively. UPRI reduced the outstanding undivided interest held by investors due to a decrease in available receivables at December 31, 2008. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,015 million and $1,071 million of accounts receivable held by UPRI at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the value of the interest retained by UPRI was $431 million and $471 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate us for these responsibilities. The Railroad collected approximately $17.8 billion and $16.1 billion during the years ended December 31, 2008 and 2007, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $23 million, $35 million, and $33 million for 2008, 2007, and 2006, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI. In October 2008, we extended the sale of receivables program to August 2009 without any significant changes in terms, except to increase the capacity to sell undivided interests to $660 million. The capacity was increased to $700 million in December 2008. At January 16, 2009 the amount utilized under the sale of receivables program was $560 million.

13. Debt

Total debt as of December 31, 2008 and 2007, net of interest rate swaps designated as fair value hedges, is summarized below:

Millions of Dollars	2008	2007
Notes and debentures, 3.0% to 7.9% due through 2054 [a]	$6,934	$5,968
Capitalized leases, 4.7% to 9.5% due through 2028	1,270	1,219
Equipment obligations, 6.2% to 8.1% due through 2031	255	291
Tax-exempt financings, 4.0% to 5.7% due through 2026	185	188
Commercial paper, 3.35% to 4.3% due through 2009	100	-
Floating rate term loan, due through 2013	100	-
Medium-term notes, 9.2% to 10.0% due through 2020	61	61
Mortgage bonds, 4.8% due through 2030	58	59
Other [b]	76	-
Unamortized discount	(112)	(104)
Total debt [a]	$8,927	$7,682
Less current portion	(320)	(139)
Total long-term debt	$8,607	$7,543

[a]

2008 and 2007 included a write-up of $19 million and $2 million, respectively, due to market value adjustments for debt with qualifying fair value hedges that are recorded on the Consolidated Statements of Financial Position.

[b]	This amount was repaid during January of 2009.

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2008, excluding market value adjustments.

Millions of Dollars
2009	$720
2010	465
2011	555
2012	746
2013	713
Thereafter	5,728
Total debt	$8,927

As of December 31, 2008, we have reclassified as long-term debt approximately $400 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis. At December 31, 2007, we reclassified as long-term debt approximately $550 million of debt due within one year that we intended to refinance at that time.

Mortgaged Properties – Equipment with a carrying value of approximately $2.7 billion and $2.8 billion at December 31, 2008 and 2007, respectively, serves as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

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

Credit Facilities – On December 31, 2008, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during 2008. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At December 31, 2008, and December 31, 2007 (and at all times during these periods), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2008, the debt-to-net-worth coverage ratio allowed us to carry up to $30.9 billion of debt (as defined in the facility), and we had $9.9 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control (including the Risk Factors in Item 1A of this report) could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

At December 31, 2008, we had $100 million of commercial paper outstanding. Our commercial paper balance is supported by our revolving credit facility but does not reduce the amount of borrowings available under the facility. During 2008, we issued $600 million of commercial paper, including $300 million issued in September and October as the credit and financial markets deteriorated, and repaid $500 million.

Shelf Registration Statement and Significant New Borrowings – Under our current shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. In July 2008, our Board of Directors authorized the issuance of an additional $3 billion of debt securities under our shelf registration. At December 31, 2008, we had authority to issue up to $3 billion of debt securities.

During 2008, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
February 5, 2008	$750 million of 5.70% Notes due August 15, 2018
October 7, 2008	$750 million of 7.875% Notes due January 15, 2019

The net proceeds from these offerings were for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions.

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

14. Leases

We lease certain locomotives, freight cars, and other property. The Consolidated Statement of Financial Position as of December 31, 2008 and 2007 included $2,024 million, net of $869 million of amortization, and $2,062 million, net of $887 million of amortization, respectively, for properties held under capital leases. A charge to income resulting from the amortization for assets held under capital leases is included within depreciation expense in our Consolidated Statements of Income. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 were as follows:

Millions of Dollars	Operating Leases	Capital Leases
2009	$657	$188
2010	614	168
2011	580	178
2012	465	122
2013	389	152
Later years	3,204	1,090
Total minimum lease payments	$5,909	$1,898
Amount representing interest	N/A	628
Present value of minimum lease payments	N/A	$1,270

The majority of capital lease payments relate to locomotives. Rent expense for operating leases with terms exceeding one month was $747 million in 2008, $810 million in 2007, and $798 million in 2006. When cash rental payments are not made on a straight-line basis, we recognize variable rental expense on a straight-line basis over the lease term. Contingent rentals and sub-rentals are not significant.

15. Commitments and Contingencies

Asserted and Unasserted Claims – Various claims and lawsuits are pending against us and certain of our subsidiaries. We cannot fully determine the effect of all asserted and unasserted claims on our consolidated results of operations, financial condition, or liquidity; however, to the extent possible, where asserted and unasserted claims are considered probable and where such claims can be reasonably estimated, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity after taking into account liabilities and insurance recoveries previously recorded for these matters.

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 88% of the recorded liability related to asserted claims, and approximately 12% related to unasserted claims at December 31, 2008. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $621 million to $677 million. We believe that the $621 million liability recorded at December 31, 2008, is the best estimate of the present value of the future settlement costs of personal injury claims. Our personal injury liability activity was as follows:

Millions of Dollars	2008	2007	2006
Beginning balance	$593	$631	$619
Accruals	201	165	240
Payments	(173)	(203)	(228)
Ending balance at December 31	$621	$593	$631
Current portion, ending balance at December 31	$186	$204	$233

Asbestos – We are a defendant in a number of lawsuits in which current and former employees and other parties allege exposure to asbestos. We engage a third party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing our potential liability. This liability is updated annually and excludes future defense and processing costs. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The ratio of future claims by alleged disease would be consistent with historical averages.

•	The number of claims filed against us will decline each year.

•	The average settlement values for asserted and unasserted claims will be equivalent to historical averages.

•	The percentage of claims dismissed in the future will be equivalent to historical averages.

Millions of Dollars	2008	2007	2006
Beginning balance	$265	$302	$311
Accruals/(credits)	(42)	(20)	-
Payments	(10)	(17)	(9)
Ending balance at December 31	$213	$265	$302
Current portion, ending balance at December 31	$12	$11	$13

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 17% of the recorded liability related to asserted claims and approximately 83% related to unasserted claims at December 31, 2008. These claims are expected to be paid out over the next 30 years. In conjunction with the liability update performed in 2008, we also reassessed estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2008 and 2007. We will continue to review actual experience and adjust our estimate as warranted.

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

Environmental – We are subject to federal, state, and local environmental laws and regulations. We identified 339 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 18 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site. Our environmental liability activity was as follows:

Millions of Dollars	2008	2007	2006
Beginning balance	$209	$210	$213
Accruals	46	41	39
Payments	(46)	(42)	(42)
Ending balance at December 31	$209	$209	$210
Current portion, ending balance at December 31	$58	$63	$54

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and we can reasonably estimate such costs. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At December 31, 2008, approximately 13% of our environmental liability was discounted at 3.53%, while approximately 13% of our environmental liability was discounted at 4.15% at December 31, 2007.

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

Guarantees – At December 31, 2008, we were contingently liable for $449 million in guarantees. We have recorded a liability of $4 million and $5 million for the fair value of these obligations as of December 31, 2008 and 2007, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

16. Share Repurchase Program

On January 30, 2007, our Board of Directors authorized the repurchase of up to 40 million shares of Union Pacific Corporation common stock through the end of 2009. On May 1, 2008, our Board of Directors authorized the repurchase of an additional 40 million common shares by March 31, 2011. As of December 31, 2008, we have repurchased a total of $3 billion of Union Pacific Corporation common stock since the original repurchase plan was authorized. Our assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. We expect to fund our common stock repurchases through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand.

	Number of Shares Purchased [a]		Average Price Paid [a]
	2008	2007	2008	2007
First quarter	6,512,278	4,088,000	$61.83	$ 49.34
Second quarter	6,337,197	7,299,400	75.83	58.20
Third quarter	5,943,111	9,064,042	74.85	57.97
Fourth quarter	3,383,282	4,795,600	58.72	63.68
Total	22,175,868	25,247,042	$68.84	$ 57.72
Remaining number of shares that may yet be repurchased [a]				32,577,090

[a]	All share numbers and prices have been restated to reflect the stock split completed on May 28, 2008 (see Note 2).

17. Accounting Pronouncements

In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. This statement is effective for us beginning in 2009 and will only impact our disclosures. It will have no impact on our financial position, results of operations and cash flows.

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

In June 2008, the FASB released FSP EITF 03-6-1 on Emerging Issues Task Force Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6). The staff position concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6; and therefore, should be included in computing earnings per share using the two-class method. As discussed in note 3, we pay nonforfeitable dividends on our unvested retention awards and performance retention awards. This staff position will be effective for us beginning in 2009. We expect that this staff position will result in additional disclosure only and not affect our consolidated financial position, results of operations, or cash flows.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets, which amends Statement 132(R) to require more detailed disclosures about employers’ pension plan assets. New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows. These new disclosures will be required for us beginning in our 2009 Form 10-K.

18. Selected Quarterly Data (Unaudited)

Millions of Dollars, Except Per Share Amounts

2008	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Operating revenues	$4,270	$4,568	$4,846	$4,286
Operating income	788	931	1,215	1,141
Net income	443	531	703	661
Net income per share
Basic	0.86	1.03	1.39	1.31
Diluted	0.85	1.02	1.38	1.31

2007	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Operating revenues	$3,849	$4,046	$4,191	$4,197
Operating income	719	787	1,005	864
Net income	386	446	532	491
Net income per share
Basic	0.71	0.83	1.01	0.94
Diluted	0.71	0.82	1.00	0.93

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment management believes that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on page 90.

February 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Union Pacific Corporation, its Directors, and Shareholders:

We have audited the internal control over financial reporting of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Corporation and our report dated February 5, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Corporation’s adoption, in 2006, of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Omaha, Nebraska

February 5, 2009

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

Item 11. Executive Compensation

Information concerning compensation received by our directors and our named executive officers is presented in the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in Fiscal Year 2008, Outstanding Equity Awards at 2008 Fiscal Year-End, Option Exercises and Stock Vested in Fiscal Year 2008, Pension Benefits at 2008 Fiscal Year-End, Nonqualified Deferred Compensation at 2008 Fiscal Year-End, Potential Payments Upon Termination or Change in Control and Director Compensation in Fiscal Year 2008 segments of the Proxy Statement and is incorporated herein by reference. Additional information regarding compensation of directors, including Board committee members, is set forth in the By-Laws of UPC and the Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, both of which are included as exhibits to this report. Information regarding the Compensation Committee is set forth in the Compensation Committee Interlocks and Insider Participation and Compensation Committee Report segments of the Proxy Statement and is incorporated herein by reference.

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

The following table summarizes the equity compensation plans under which Union Pacific Corporation common stock may be issued as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,477,830 [1]	$ 40.81 [2]	36,961,123
Total	13,477,830	$ 40.81	36,961,123

[1]	Includes 1,494,925 retention units that do not have an exercise price. Does not include 1,419,554 retention shares that are actually issued and outstanding.
[2]	Does not include the retention units or retention shares described above in footnote [1].

Item 13. Certain Relationships and Related Transactions and Director Independence

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

Item 14. Principal Accountant Fees and Services

Information concerning the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years in each of the following categories: (i) audit fees, (ii) audit-related fees, (iii) tax fees, and (iv) all other fees, is set forth in the Independent Registered Public Accounting Firm’s Fees and Services segment of the Proxy Statement and is incorporated herein by reference.

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

The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8, on page 53.

(2)	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Item 8, or notes thereto.

(3)	Exhibits

Exhibits are listed in the exhibit index beginning on page 96. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of February, 2009.

UNION PACIFIC CORPORATION

By	/s/ James R. Young
James R. Young,
Chairman, President, Chief
Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 6th day of February, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

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
Judith Richards Hope*

* By /s/ Thomas E. Whitaker

        Thomas E. Whitaker, Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,	2008	2007	2006
Allowance for doubtful accounts:
Balance, beginning of period	$75	$99	$126
Charges/(reduction) to expense	23	(7)	(7)
Net recoveries/(write-offs)	7	(17)	(20)
Balance, end of period	$105	$75	$99
Allowance for doubtful accounts are presented in the Consolidated Statements of Financial Position as follows:
Current	$10	$3	$6
Long-term	95	72	93
Balance, end of period	$105	$75	$99
Accrued casualty costs:
Balance, beginning of period	$1,170	$1,277	$1,354
Charges to expense	322	328	417
Cash payments and other reductions	(286)	(435)	(494)
Balance, end of period	$1,206	$1,170	$1,277
Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$390	$371	$409
Long-term	816	799	868
Balance, end of period	$1,206	$1,170	$1,277

UNION PACIFIC CORPORATION

Exhibit Index

Exhibit No.	Description

Filed with this Statement

10(a)	Form of 2009 Long Term Plan Stock Unit Agreement.

10(b)	Form of Stock Unit Agreement for Executives dated February 5, 2009.

10(c)	Supplemental Thrift Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, effective as of January 1, 2009.

10(d)	Supplemental Thrift Plan (409A Grandfathered Component) of Union Pacific Corporation, as amended and restated in its entirety effective as of January 1, 2009.

10(e)

Supplemental Pension Plan for Officers and Managers (409A Non-Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended and restated in its entirety effective as of January 1, 1989, including all amendments adopted through January 1, 2009.

10(f)

Supplemental Pension Plan for Officers and Managers (409A Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended and restated in its entirety effective as of January 1, 1989, including all amendments adopted through January 1, 2009.

10(g)	Union Pacific Corporation Executive Incentive Plan, effective May 5, 2005, amended and restated effective January 1, 2009.

10(h)	Deferred Compensation Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, effective as January1, 2009.

10 (i)	Deferred Compensation Plan (409A Grandfathered Component) of Union Pacific Corporation, as amended and restated in its entirety, effective as January1, 2009.

10(j)	Union Pacific Corporation 2000 Directors Plan, effective as of April 21, 2000, as amended November 16, 2006, January 30, 2007 and January 1, 2009.

10(k)	Union Pacific Corporation Stock Unit Grant and Deferred Compensation Plan for the Board of Directors (409A Non-Grandfathered Component), effective as of January 1, 2009.

10(l)

Union Pacific Corporation Stock Unit Grant and Deferred Compensation Plan for the Board of Directors (409A Grandfathered Component), as amended and restated in its entirety, effective as of January 1, 2009.

10(m)	Union Pacific Corporation 2004 Stock Incentive Plan, originally effective as of April 16, 2004 and amended and restated effective January 1, 2009.

10(n)	Union Pacific Corporation Key Employee Continuity Plan, dated as of November 16, 2000, as amended and restated effective as of January 1, 2009.

10(o)	2006 Long Term Plan Amended and Restated Stock Unit Agreement.

10(p)	2007 Long Term Plan Amended and Restated Stock Unit Agreement.

10(q)	2008 Long Term Plan Amended and Restated Stock Unit Agreement.

12	Ratio of Earnings to Fixed Charges.

21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.

23	Independent Registered Public Accounting Firm’s Consent.

24	Powers of attorney executed by the directors of UPC.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - James R. Young.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

Incorporated by Reference

3(a)	By-Laws of UPC, as amended, effective September 25, 2008, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated September 30, 2008.

3(b)	Revised Articles of Incorporation of UPC, as amended through May 1, 2008, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

4(a)	Indenture, dated as of December 20, 1996, between UPC and Wells Fargo Bank, National Association, as successor to Citibank, N.A., as Trustee, is incorporated herein by reference to Exhibit 4.1 to UPC’s Registration Statement on Form S-3 (No. 333-18345).

4(b)	Indenture, dated as of April 1, 1999, between UPC and The Bank of New York, as successor to JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee, is incorporated herein by reference to Exhibit 4.2 to UPC’s Registration Statement on Form S-3 (No. 333-75989).

4(c)	Form of Debt Security is incorporated herein by reference to Exhibit 4.3 to UPC’s Registration Statement on Form S-3 (No. 33-59323).

4(d)	Form of Debt Security (Note) is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report of Form 8-K, dated February 5, 2008.

4(e)	Form of Debt Security (Note) is incorporated by reference to Exhibit 4.1 to UPC’s Current Report of Form 8-K, dated October 7, 2008.

Certain instruments evidencing long-term indebtedness of UPC are not filed as exhibits because the total amount of securities authorized under any single such instrument does not exceed 10% of the Corporation’s total consolidated assets. UPC agrees to furnish the Commission with a copy of any such instrument upon request by the Commission.

10(r)	The 1993 Stock Option and Retention Stock Plan of UPC, as amended November 16, 2006, is incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10(s)	UPC 2001 Stock Incentive Plan, as amended November 16, 2006, is incorporated herein by reference to Exhibit 10(e) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(t)	Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding Company, Inc., Union Pacific Merger Co. and Southern Pacific Rail Corporation (SP) is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(u)	Agreement, dated September 25, 1995, among UPC, UPRR, Missouri Pacific Railroad Company (MPRR), SP, Southern Pacific Transportation Company (SPT), The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC) and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(v)	Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR, SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(w)	The Pension Plan for Non-Employee Directors of UPC, as amended January 25, 1996, is incorporated herein by reference to Exhibit 10(w) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

10(x)	The Executive Life Insurance Plan of UPC, as amended October 1997, is incorporated herein by reference to Exhibit 10(t) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.

10(y)	Charitable Contribution Plan for Non-Employee Directors of Union Pacific Corporation is incorporated herein by reference to Exhibit 10(z) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

10(z)	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(aa)	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(bb)	Form of Non-Qualified Stock Option Agreement for Directors is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(cc)	Form of Stock Unit Agreement for Executives, is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(dd)	Form of Non-Qualified Stock Option Agreement for Executives, is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(ee)	Executive Incentive Plan (2005) – Deferred Compensation Program, dated December 21, 2005, is incorporated herein by reference to Exhibit 10(g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

99	U.S. $1,900,000,000 5-year revolving credit agreement, dated as of April 20, 2007, is incorporated herein by reference to Exhibit 99 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.