Form 10-Q
period 2009-03-31
UNION PACIFIC CORP
filed 2009-04-24
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

  ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  ☐  Yes    ☐  No

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

  ☐   Yes    ☑  No

As of April 17, 2009, there were 504,104,879 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item  1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2009	2008
Operating revenues:
Freight revenues	$3,240	$4,059
Other revenues	175	211
Total operating revenues	3,415	4,270
Operating expenses:
Compensation and benefits	1,070	1,132
Purchased services and materials	399	469
Fuel	386	957
Depreciation	345	340
Equipment and other rents	317	342
Other	226	242
Total operating expenses	2,743	3,482
Operating income	672	788
Other income (note 6)	23	25
Interest expense	(141)	(126)
Income before income taxes	554	687
Income taxes	(192)	(244)
Net income	$362	$443
Share and Per Share (notes 3 and 8):
Earnings per share – basic	$0.72	$0.86
Earnings per share – diluted	$0.72	$0.85
Weighted average number of shares – basic	502.7	518.4
Weighted average number of shares – diluted	504.6	522.8
Dividends declared per share	$0.27	$0.22

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars	Mar. 31, 2009	Dec. 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,466	$1,249
Accounts receivable, net	548	594
Materials and supplies	446	450
Current deferred income taxes	290	276
Other current assets	267	244
Total current assets	3,017	2,813
Investments	947	974
Net properties (note 10)	35,856	35,701
Other assets	379	234
Total assets	$40,199	$39,722
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (note 11)	$2,545	$2,560
Debt due within one year (note 13)	137	320
Total current liabilities	2,682	2,880
Debt due after one year (note 13)	9,058	8,607
Deferred income taxes	10,317	10,282
Other long-term liabilities	2,488	2,506
Commitments and contingencies (note 14)
Total liabilities	24,545	24,275
Common shareholders’ equity (note 3):
Common shares, $2.50 par value, 800,000,000 authorized; 553,529,362 and 552,775,812 issued; 504,087,959 and 503,225,705 outstanding, respectively	1,384	1,382
Paid-in-surplus	3,943	3,949
Retained earnings	14,040	13,813
Treasury stock	(2,983)	(2,993)
Accumulated other comprehensive loss (note 9)	(730)	(704)
Total common shareholders’ equity	15,654	15,447
Total liabilities and common shareholders’ equity	$40,199	$39,722

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Three Months Ended March 31,	2009	2008
Operating Activities
Net income	$362	$443
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	345	340
Deferred income taxes and unrecognized tax benefits	20	36
Stock-based compensation expense	12	14
Net gain from asset sales	(6)	(11)
Other operating activities, net	(22)	55
Changes in current assets and liabilities, net	12	(42)
Cash provided by operating activities	723	835
Investing Activities
Capital investments	(526)	(620)
Proceeds from asset sales	12	28
Acquisition of equipment pending financing	(113)	(136)
Other investing activities, net	(6)	(43)
Cash used in investing activities	(633)	(771)
Financing Activities
Debt issued	843	842
Common share repurchases (note 15)	-	(455)
Debt repaid	(581)	(416)
Dividends paid	(136)	(115)
Cash received from option exercises	-	27
Treasury shares repurchased for employee payroll taxes	-	(8)
Excess tax benefits from equity compensation plans	2	12
Other financing activities, net	(1)	(2)
Cash provided by/(used in) financing activities	127	(115)
Net change in cash and cash equivalents	217	(51)
Cash and cash equivalents at beginning of year	1,249	878
Cash and cash equivalents at end of period	$1,466	$827
Changes in Current Assets and Liabilities
Accounts receivable, net	$46	$(71)
Materials and supplies	4	(61)
Other current assets	(23)	48
Accounts payable and other current liabilities	(15)	42
Total	$12	$(42)
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$132	$110
Capital investments accrued but not yet paid	72	105
Common shares repurchased but not yet paid	-	30
Cash (paid)/refunded for:
Interest, net of amounts capitalized	$(188)	$(154)
Income taxes	59	(6)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars Thousands of Shares	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(note 3)						(note 9)
Balance at January 1, 2008	276,162	(15,292)	$ 690	$3,926	$12,667	$(1,624)	$ (74)	$15,585
Comprehensive income:
Net income			-	-	443	-	-	443
Other comp. loss			-	-	-	-	(2)	(2)
Total comp. income (note 9)			-	-	443	-	(2)	441
Conversion, stock option exercises, forfeitures, and other	237	436	1	3	-	44	-	48
Share repurchases (note 15)	-	(3,256)	-	-	-	(403)	-	(403)
Dividends declared ($0.44 per share)	-	-	-	-	(114)	-	-	(114)
Balance at March 31, 2008	276,399	(18,112)	$ 691	$3,929	$12,996	$(1,983)	$ (76)	$15,557

Balance at January 1, 2009	552,776	(49,550)	$1,382	$3,949	$13,813	$(2,993)	$(704)	$15,447
Comprehensive income:
Net income			-	-	362	-	-	362
Other comp. loss			-	-	-	-	(26)	(26)
Total comp. income (note 9)			-	-	362	-	(26)	336
Conversion, stock option exercises, forfeitures, and other	753	109	2	(6)	-	10	-	6
Share repurchases (note 15)	-	-	-	-	-	-	-	-
Cash dividends declared ($0.27 per share)	-	-	-	-	(135)	-	-	(135)
Balance at March 31, 2009	553,529	(49,441)	$1,384	$3,943	$14,040	$(2,983)	$(730)	$15,654

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

1. Basis of Presentation – Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Our Consolidated Statement of Financial Position at December 31, 2008, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2008 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results for the entire year ending December 31, 2009.

2. Operations and Segmentation – The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended March 31,
Millions of Dollars	2009	2008
Agricultural	$661	$756
Automotive	162	363
Chemicals	513	603
Energy	807	857
Industrial Products	546	773
Intermodal	551	707
Total freight revenues	$3,240	$4,059
Other revenues	175	211
Total operating revenues	$3,415	$4,270

3. Stock Split – On May 28, 2008, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. The stock split entitled all shareholders of record at the close of business on May 12, 2008, to receive one additional share of our common stock, par value $2.50 per share, for each share of common stock held on that date. All references to common shares and per share amounts (excluding the Condensed Consolidated Statement of Changes in Common Shareholders’ Equity for the three month period ended March 31, 2008) have been restated to reflect the stock split for all periods presented.

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

	Three Months Ended March 31,
Millions of Dollars	2009	2008
Stock-based compensation, before tax:
Stock options	$ 4	$ 6
Retention awards	8	8
Total stock-based compensation, before tax	$ 12	$ 14
Total stock-based compensation, after tax	$ 8	$ 9

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average assumptions used for valuation purposes:

	Three Months Ended March 31,
Weighted-Average Assumptions	2009	2008
Risk-free interest rate	1.9%	2.8%
Dividend yield	2.3%	1.4%
Expected life (years)	5.1	5.3
Volatility	31.3%	22.2%
Weighted-average grant-date fair value of options granted	$ 11.33	$ 13.35

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

A summary of stock option activity during the three months ended March 31, 2009 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2009	11,983	$ 40.81	5.6 yrs.	$ 108
Granted	1,865	47.28	N/A	N/A
Exercised	(33)	30.17	N/A	N/A
Forfeited or expired	(5)	53.50	N/A	N/A
Outstanding at March 31, 2009	13,810	$ 41.70	6.0 yrs.	$ 56
Vested or expected to vest at March 31, 2009	13,710	$ 41.63	5.9 yrs.	$ 56
Options exercisable at March 31, 2009	10,447	$ 38.39	4.9 yrs.	$ 56

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at March 31, 2009 are subject to performance or market-based vesting conditions.

At March 31, 2009, there was $37 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended March 31,
Millions of Dollars	2009	2008
Intrinsic value of stock options exercised	$ 1	$ 35
Cash received from option exercises	-	27
Tax benefit realized from option exercises	-	13
Aggregate grant-date fair value of stock options vested	29	21

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2009 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	2,015	$ 49.39
Granted	979	47.28
Vested	(203)	30.21
Forfeited	(5)	48.65
Nonvested at March 31, 2009	2,786	$ 50.05

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At March 31, 2009, there was $91 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.6 years.

Performance Retention Awards – In February 2009, our Board of Directors approved performance stock unit grants. Other than different performance targets, the basic terms of these performance stock units are identical to those granted in January 2006, January 2007, and January 2008, including using annual return on invested capital (ROIC) as the performance measure. Additionally, a change was made to an underlying assumption used in connection with calculating a component of ROIC. A lower discount rate will be used in both the numerator and denominator when calculating the present value of our future operating lease payments to reflect changes to interest rates and our financing costs. Stock units awarded to selected employees under these grants are subject to continued employment for 37 months and the attainment of certain levels of ROIC. We expense the fair value of the units that are probable of being earned based on our forecasted ROIC over the 3-year performance period. We measure the fair value of these performance stock units based upon the closing price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. Dividend equivalents are paid to participants only after the units are earned.

The assumptions used to calculate the present value of estimated future dividends related to the February 2009 grant were as follows:

Three Months Ended March 31, 2009
Dividend per share per quarter	$ 0.27
Risk-free interest rate at date of grant	1.9%

Changes in our performance retention awards during the three months ended March 31, 2009 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	873	$ 50.70
Granted	449	47.28
Vested	(234)	43.08
Forfeited	(7)	53.47
Nonvested at March 31, 2009	1,081	$ 50.91

At March 31, 2009, there was $35 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 2.0 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the three months ended March 31:

	Pension		OPEB
Millions of Dollars	2009	2008	2009	2008
Service cost	$ 10	$ 9	$ 1	$ 1
Interest cost	34	33	6	5
Expected return on plan assets	(40)	(38)	-	-
Amortization of:
Prior service cost/(credit)	2	2	(9)	(8)
Actuarial loss	6	1	4	1
Net periodic benefit cost/(benefit)	$ 12	$ 7	$ 2	$ (1)

6. Other Income – Other income included the following:

	Three Months Ended March 31,
Millions of Dollars	2009	2008
Rental income	$ 20	$ 24
Net gain on non-operating asset dispositions	6	11
Interest income	2	8
Sale of receivables fees	(3)	(7)
Non-operating environmental costs and other	(2)	(11)
Total	$ 23	$ 25

7. Income Taxes – Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 1999, and the statute of limitations bars any additional tax assessments. Some interest calculations remain open back to 1986. The IRS has completed its examinations and issued notices of deficiency for tax years 1999 through 2004. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. The IRS is examining our tax returns for tax years 2005 and 2006. Additionally, several state tax authorities are examining our state income tax returns for tax years 2000 through 2006.

At March 31, 2009, our liability for unrecognized tax benefits was $13 million, of which $3 million was classified as current.

In February of 2009, California enacted legislation that changed how we determine the amount of our income subject to California tax. This change reduced our deferred tax expense by $14 million in the first quarter.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
Millions, Except Per Share Amounts	2009	2008
Net income	$362	$443
Weighted-average number of shares outstanding:
Basic	502.7	518.4
Dilutive effect of stock options	1.0	3.6
Dilutive effect of retention shares and units	0.9	0.8
Diluted	504.6	522.8
Earnings per share – basic	$0.72	$0.86
Earnings per share – diluted	$0.72	$0.85
Stock options excluded as their inclusion would be antidilutive	7.1	1.6

9. Comprehensive Income/(Loss) – Comprehensive income/(loss) was as follows:

	Three Months Ended March 31,
Millions of Dollars	2009	2008
Net income	$362	$443
Other comprehensive income/(loss):
Defined benefit plans	(13)	(4)
Foreign currency translation	(13)	3
Derivatives	-	(1)
Total other comprehensive income/(loss) [a]	(26)	(2)
Total comprehensive income	$336	$441

[a]	Net of deferred taxes of $9 million and $2 million during the three months ended March 31, 2009 and 2008, respectively.

The after-tax components of accumulated other comprehensive loss were as follows:

Millions of Dollars	Mar. 31, 2009	Dec. 31, 2008
Defined benefit plans	$(672)	$(659)
Foreign currency translation	(54)	(41)
Derivatives	(4)	(4)
Total	$(730)	$(704)

10. Properties

The following table lists the major categories of property and equipment, as well as the average composite depreciation rate for each category:

Millions of Dollars, Except Percentages	Mar. 31, 2009	Dec. 31, 2008	Depreciation Rate for 2009
Land	$4,861	$4,861	N/A
Road
Rail and other track material	11,524	11,366	3.6%
Ties	6,944	6,827	2.7%
Ballast	3,689	3,635	2.9%
Other [a]	12,658	12,520	2.4%
Total Road	34,815	34,348	2.9%
Equipment
Locomotives	5,149	5,157	4.7%
Freight cars	1,963	1,985	4.2%
Work equipment and other	159	158	3.6%
Total Equipment	7,271	7,300	4.5%
Technology and other	484	468	12.4%
Construction in progress	899	938	N/A
Total properties	$48,330	$47,915	N/A
Accumulated depreciation	(12,474)	(12,214)	N/A
Net properties	$35,856	$35,701	N/A

[a]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

11. Accounts Payable and Other Current Liabilities

Millions of Dollars	Mar. 31, 2009	Dec. 31, 2008
Accounts payable	$644	$629
Accrued casualty costs	381	390
Accrued wages and vacation	365	367
Income and other taxes	353	207
Dividends and interest	279	328
Equipment rents payable	71	93
Other	452	546
Total accounts payable and other current liabilities	$2,545	$2,560

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At March 31, 2009 and December 31, 2008, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions of Dollars, Except Percentages	Mar. 31, 2009	Dec. 31, 2008
Amount of debt hedged	$250	$250
Percentage of total debt portfolio	3%	3%
Gross fair value asset position	$19	$19

We determined the fair value of our interest rate derivative based upon current fair values as quoted by recognized dealers. As prescribed by FASB Statement No. 157, Fair Value Measurements (FAS 157), we recognized the fair value as a Level 2 valuation. FAS 157 defines Level 2 valuation as observable market based inputs or unobservable inputs that are corroborated by market data.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At March 31, 2009 and December 31, 2008, we had reductions of $4 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of March 31, 2009 and December 31, 2008, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the three months ended:

Millions of Dollars	Mar. 31, 2009	Mar. 31, 2008
(Increase)/decrease in interest expense from interest rate hedging	$2	$-
(Increase)/decrease in fuel expense from fuel derivatives	-	-
(Increase)/decrease in pre-tax income	$2	$-

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $700 million at both March 31, 2009 and December 31, 2008. The value of the outstanding undivided interest held by investors under the facility was $500 million and $584 million at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, UPRI reduced the outstanding undivided interest held by investors due to a decrease in available receivables. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $911 million and $1,015 million of accounts receivable held by UPRI at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, the value of the interest retained by UPRI was $411 million and $431 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of March 31, 2009. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate us for these responsibilities. The Railroad collected approximately $3.5 billion and $4.1 billion during the three months ended March 31, 2009 and 2008, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $3 million and $7 million for the three months ended March 31, 2009 and 2008, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

13. Debt

Credit Facilities – On March 31, 2009, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2009. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At March 31, 2009 and December 31, 2008 (and at all times during the first quarter), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2009, the debt-to-net-worth coverage ratio allowed us to carry up to $31.3 billion of debt (as defined in the facility), and we had $10.1 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

At March 31, 2009, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility. During the three months ended March 31, 2009, we issued $100 million of commercial paper and repaid $200 million.

Shelf Registration Statement and Significant New Borrowings – Under our current shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

On February 20, 2009, we issued a total of $750 million of unsecured fixed-rate notes under our shelf registration statement. We issued $350 million of 5.125% notes due February 15, 2014 and $400 million of 6.125% notes due February 15, 2020. The net proceeds from this offering are for general corporate purposes.

We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time. At March 31, 2009, we had remaining authority from our Board of Directors to issue up to $2.25 billion of debt securities under our shelf registration.

As of March 31, 2009, and December 31, 2008, we have reclassified as long-term debt approximately $150 million and $400 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 88% of the recorded liability related to asserted claims, and approximately 12% related to unasserted claims at March 31, 2009. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

	Three Months Ended March 31,
Millions of Dollars	2009	2008
Beginning balance	$621	$593
Accruals	54	61
Payments	(40)	(43)
Ending balance at March 31	$635	$611
Current portion, ending balance at March 31	$186	$204

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

Our asbestos-related liability activity was as follows:

	Three Months Ended March 31,
Millions of Dollars	2009	2008
Beginning balance	$213	$265
Accruals	-	-
Payments	(3)	(4)
Ending balance at March 31	$210	$261
Current portion, ending balance at March 31	$12	$11

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at March 31, 2009, and December 31, 2008.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We identified 332 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 18 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At March 31, 2009, approximately 15% of our environmental liability was discounted at 2.87%, while approximately 13% of our environmental liability was discounted at 3.53% at December 31, 2008.

Our environmental liability activity was as follows:

	Three Months Ended March 31,
Millions of Dollars	2009	2008
Beginning balance	$209	$209
Accruals	3	11
Payments	(14)	(9)
Ending balance at March 31	$198	$211
Current portion, ending balance at March 31	$58	$63

The environmental liability includes future costs for remediation and restoration of sites, as well as ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. The ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Estimates of liability may vary over time due to changes in federal, state, and local laws governing environmental remediation. Current obligations are not expected to have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.

Guarantees – At March 31, 2009, we were contingently liable for $444 million in guarantees. We have recorded a liability of $4 million for the fair value of these obligations as of both March 31, 2009, and December 31, 2008. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

15. Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 40 million shares of Union Pacific Corporation common stock through the end of 2009. On May 1, 2008, our Board of Directors authorized the repurchase of an additional 40 million common shares by March 31, 2011. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. During the three months ended March 31, 2009, we did not repurchase shares under this program. During the three months ended March 31, 2008, we repurchased approximately 6.5 million shares under this program at an aggregate purchase price of approximately $403 million. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to

Three Months Ended March 31, 2008

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2008 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first three months of 2009.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $0.72 per diluted share on net income of $362 million in the first quarter of 2009 compared to earnings of $0.85 per diluted share on net income of $443 million for the first quarter of 2008. Freight revenues (excluding fuel surcharges) declined $513 million in the first quarter compared to the same period of 2008 driven by a 21% reduction in volume levels. The economic downturn experienced in the fourth quarter of 2008 continued to impact demand for our services across most market sectors. During the quarter, we focused on providing quality service to our customers and reducing variable costs to address weak demand for freight transportation. We continued to implement company-wide productivity initiatives to improve efficiency and reduce costs, in addition to adjusting our resources to reflect lower demand. Our resource reductions included removing from service approximately 24% of our road locomotives and 26% of our freight car inventory. Additionally, these demand-driven resource adjustments and our productivity initiatives combined to reduce our workforce by 8%. These actions coupled with improved pricing and lower fuel prices partially offset the impact of the volume decline.

Operationally, we improved our network fluidity versus the first quarter of 2008. As reported to the Association of American Railroads (AAR), average train speed and average terminal dwell time improved 23% and 4% respectively, during the first quarter of 2009 compared to 2008. Lower volume levels, network management initiatives, and continued focus on enhancing terminal processing all contributed to these improvements.

Operating Revenues

	Three Months Ended March 31,		%
Millions of Dollars	2009	2008	Change
Freight revenues	$3,240	$4,059	(20)%
Other revenues	175	211	(17)
Total	$3,415	$4,270	(20)%

Freight revenues are revenues generated by transporting freight or other materials from our six commodity groups. Freight revenues vary with volume (carloads) and average revenue per car (ARC). ARC is driven by changes in price, traffic mix, and fuel surcharges. As a result of contractual obligations with some of our customers, we have provided incentives for meeting or exceeding specified cumulative volumes or shipping to and from specific locations, which we record as a reduction to freight revenues based on the actual or projected future shipments. We recognize freight revenues on a percentage-of-completion basis as freight moves from origin to destination. We allocate freight revenues between reporting periods based on the relative transit time in each reporting period and recognize expenses as we incur them.

Other revenues include revenues earned by our subsidiaries, revenues from our commuter rail operations, and accessorial revenues, which we earn when customers retain equipment owned or controlled by us or when we perform additional services such as switching or storage. We recognize other revenues as we perform services or meet contractual obligations.

Freight revenues and volume levels for all six commodity groups decreased during the first quarter of 2009 as a result of the recessionary economy. We experienced substantial declines in both revenue and volume of automotive, industrial products, and intermodal shipments. Lower fuel surcharges due to lower fuel prices also drove freight revenues lower in the first quarter 2009 compared to 2008. ARC increased 1% during the period driven by core pricing gains which were mostly offset by reduced fuel cost recoveries. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic, which is described below in more detail.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $147 million in freight revenues in the first quarter of 2009. Fuel surcharge revenue is not comparable to prior periods due to implementation of new mileage-based fuel surcharge programs. In April 2007, we converted regulated traffic, which represents approximately 20% of our current revenue base, to mileage-based fuel surcharge programs. In addition, we continue to convert portions of our non-regulated traffic to mileage-based fuel surcharge programs. Additionally, we reset the base fuel price at which the new mileage-based fuel surcharges take effect. The resetting of the fuel price at which the fuel surcharge begins, in conjunction with rebasing the affected transportation rates to include a portion of what had been in the fuel surcharge, did not materially change our freight revenue as higher base rates offset lower fuel surcharge revenue.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues	Three Months Ended March 31,		%
Millions of Dollars	2009	2008	Change
Agricultural	$661	$756	(13)%
Automotive	162	363	(55)
Chemicals	513	603	(15)
Energy	807	857	(6)
Industrial Products	546	773	(29)
Intermodal	551	707	(22)
Total	$3,240	$4,059	(20)%

Revenue Carloads	Three Months Ended March 31,		%
Thousands	2009	2008	Change
Agricultural	212	240	(12)%
Automotive	97	188	(48)
Chemicals	180	225	(20)
Energy	521	582	(10)
Industrial Products	222	304	(27)
Intermodal	615	796	(23)
Total	1,847	2,335	(21)%

	Three Months Ended March 31,		%
Average Revenue per Car	2009	2008	Change
Agricultural	$3,116	$3,151	(1)%
Automotive	1,675	1,930	(13)
Chemicals	2,843	2,676	6
Energy	1,550	1,473	5
Industrial Products	2,459	2,540	(3)
Intermodal	897	889	1
Average	$1,755	$1,738	1%

Agricultural Products – Lower volume and fuel surcharges decreased agricultural freight revenue in the first quarter of 2009 versus 2008. Price improvements partially offset these declines. Declines in export and domestic markets of 29% and 13%, respectively, drove lower shipments of corn and feed grains. Weaker export demand in the Pacific Northwest and Gulf regions also reduced shipments of wheat and food grains compared to the first quarter of 2008.

Automotive – A 54% and 40% decline in shipments of finished vehicles and auto parts, respectively, combined with lower fuel surcharges reduced freight revenue in the first quarter of 2009 compared to 2008. Economic conditions led to poor sales and reduced vehicle production during the first quarter of 2009, which in turn reduced shipments of finished vehicles and parts.

Chemicals – Reduced volume levels and fuel surcharges drove lower chemicals freight revenue in the first quarter of 2009 versus 2008. Pricing improvements partially offset these declines. Weak market conditions negatively impacted shipments of liquid and dry chemicals in the first quarter of 2009 compared to 2008, driving volume levels down 28%. In addition, high inventories, production curtailments, and a reduction in advance purchases prior to the spring planting season hampered fertilizer shipments in the quarter.

Energy – Lower volume and fuel surcharges reduced freight revenue from energy shipments in the first quarter of 2009 versus 2008. Price increases partially offset these declines. Shipments from the Southern Powder River Basin of Wyoming (SPRB) and the Colorado and Utah mines were down 11% and 21%, respectively, in the first quarter of 2009 compared to 2008. Higher coal inventories leading into the winter and continued weakness in the economy has resulted in reduced demand at our utility customers, resulting in lower volumes. Production problems at the Colorado and Utah mines and the loss of SPRB customer contracts also contributed to the volume decline.

Industrial Products – Reduced volume and fuel surcharges resulted in lower freight revenue from industrial products shipments in the first quarter of 2009 versus 2008. Price improvements partially offset these declines. Weak demand and inventory reductions resulting from the economic conditions drove a 50% decline in steel shipments in the first quarter of 2009 compared to 2008. The continued weakness in the housing market, surplus production, and general market uncertainty resulted in lower lumber, paper, and newsprint shipments in the quarter versus last year. In addition, cement and stone shipments declined in the first quarter of 2009 due to both high inventories and weak commercial and residential construction market activity.

Intermodal – Decreasing volumes and fuel surcharges reduced freight revenue from intermodal shipments in the first quarter of 2009 versus 2008, partially offset by pricing gains. Volume from international traffic decreased 30% in the first quarter of 2009 compared to 2008, reflecting the recessionary economy, continued weak imports from Asia, and increased diversions to non-UPRR served ports. Additionally, continued weakness in domestic housing and automotive sectors translated into weak demand in large sectors of the international intermodal market, which also contributed to the volume declines. Domestic traffic decreased 9% in the first quarter of 2009 compared to 2008, also reflecting the economic conditions, the loss of a customer contract, and lower volumes from less-than-truckload shippers.

Mexico Business – Each of our commodity groups include revenue from shipments to and from Mexico. Revenue from Mexico business decreased 30% to $268 million in the first quarter of 2009 versus 2008. Volume declined in all six commodity groups, down 28% in aggregate during the first quarter of 2009, with substantial declines in automotive, industrial products, and agricultural shipments.

Operating Expenses

	Three Months Ended March 31,		%
Millions of Dollars	2009	2008	Change
Compensation and benefits	$1,070	$1,132	(5)%
Purchased services and materials	399	469	(15)
Fuel	386	957	(60)
Depreciation	345	340	1
Equipment and other rents	317	342	(7)
Other	226	242	(7)
Total	$2,743	$3,482	(21)%

Operating expenses decreased $739 million in the first quarter of 2009 versus 2008. Our fuel price per gallon declined 47% during the period, decreasing operating expenses by $335 million compared to 2008. Cost savings from lower volume, productivity improvements, and better resource utilization also drove lower operating expenses. Additionally, recovery costs and operational impacts resulting from the January 2008 mudslide that occurred near Eugene, Oregon increased operating expenses in the first quarter of 2008, resulting in a more favorable quarter-over-quarter comparison. Conversely, wage and benefit inflation partially offset these reductions.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Lower volume and productivity initiatives in all areas, led to an 8% decline in our workforce, saving $106 million in the first quarter of 2009. Conversely, general wage and benefit inflation increased expenses in the first quarter partially offsetting these reductions.

Purchased Services and Materials – Purchased services and materials expense includes the costs of services purchased from outside contractors; materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Decreased contract services expense (including equipment maintenance) of $48 million and reduced crew transportation and lodging costs of $14 million, due to lower volume levels, primarily contributed to the decrease of expenses in the first quarter of 2009. In addition, we performed fewer locomotive repairs during the quarter, which reduced locomotive materials expense. Clean-up and restoration costs related to the January mudslide also increased expenses in the first quarter of 2008, creating a favorable quarter-over-quarter comparison.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Lower diesel fuel prices, which averaged $1.51 per gallon (including taxes and transportation costs) in the first quarter of 2009 compared to $2.84 per gallon in the same period in 2008, reduced expenses by $335 million. Volume, as measured by gross ton-miles, decreased 20% in the first quarter versus 2008, lowering expenses by $177 million compared to 2008. A 5% improvement in our fuel consumption rate resulted in $45 million of cost savings due to the use of newer, more fuel efficient locomotives; our fuel conservation programs; improved network operations; and a shift in commodity mix, primarily due to fewer premium (automotive and intermodal) shipments.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the first quarter of 2009. Lower depreciation rates for rail and other track material offset most of the increase. The lower rates, which became effective January 1, 2009 after review and approval by the Surface Transportation Board of the U.S. Department of Transportation, resulted from longer asset lives and reduced track usage (based on lower gross ton-miles).

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Fewer shipments of finished vehicles, industrial products and intermodal containers primarily contributed to the $23 million reduction in our short-term freight rental expense in the first quarter of 2009 versus 2008. Lower lease expense for freight cars, intermodal containers, locomotives, and fleet vehicles also decreased costs.

Other – Other expenses include personal injury, freight and property damage, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Other costs were lower in the first quarter of 2009 compared to the first quarter of 2008, primarily driven by a $12 million decrease in freight and property damage expenses due to lower volume levels. Expenses for personal injuries, employee travel, other expenses associated with our vehicle fleet, computer software, and utilities also decreased in the first quarter of 2009 compared to 2008. Conversely, higher state and local taxes (primarily property taxes) and an increase in bad debt expense due to the economic downturn partially offset these lower costs.

Non-Operating Items

	Three Months Ended March 31,		%
Millions of Dollars	2009	2008	Change
Other income	$23	$25	(8)%
Interest expense	(141)	(126)	12
Income taxes	(192)	(244)	(21)%

Other Income – Other income decreased in the first quarter of 2009 compared to 2008 due to lower gains from real estate sales, decreased returns on cash investments reflecting lower interest rates, and reduced rental and licensing income. Lower interest expense on our sale of receivables program partially offset the decreases.

Interest Expense – Interest expense increased in the first quarter 2009 versus 2008 due to a higher weighted-average debt level of $9.0 billion, compared to $7.9 billion in 2008, partially offset by a lower effective interest rate of 6.2% in the first quarter of 2009, compared to 6.3% in the first quarter of 2008.

Income Taxes – Income taxes were $52 million lower in the first quarter 2009 compared to 2008, driven by lower pre-tax income. Our effective tax rates were 34.7% and 35.5% in the first quarter of 2009 and 2008, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended March 31,		%
	2009	2008	Change
Average train speed (miles per hour)	27.2	22.2	23%
Average terminal dwell time (hours)	24.3	25.2	(4)%
Average rail car inventory (thousands)	286.4	306.3	(7)%
Gross ton-miles (billions)	206.6	257.2	(20)%
Revenue ton-miles (billions)	118.4	140.7	(16)%
Operating ratio	80.3	81.5	1.2 pt
Employees (average)	44,997	49,073	(8)%
Customer satisfaction index	87	81	6 pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Lower volume levels, ongoing network management initiatives, and productivity improvements contributed to a 23% improvement in average train speed in the first quarter of 2009 compared to 2008.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time improved 4% during the first quarter of 2009 compared to 2008. Lower volumes combined with initiatives to more timely deliver rail cars to our interchange partners and customers improved dwell time.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross and revenue-ton-miles decreased 20% and 16%, respectively, in the first quarter of 2009 compared to 2008, due to a 21% decrease in carloads. Commodity mix changes (notably automotive shipments which were 48% lower in 2009 compared to 2008) drove the 4% difference in declines between gross ton-miles and revenue ton-miles.

Operating Ratio – Operating ratio is defined as our operating expense as a percentage of operating revenues. Our operating ratio improved 1.2 points to 80.3% in the first quarter of 2009. Price increases, lower fuel prices, network management initiatives, and improved productivity drove the improvement.

Employees – Productivity initiatives and lower volumes reduced employee levels throughout the Company in the first quarter of 2009 versus 2008. Fewer train and engine personnel due to 21% lower volume and network initiatives, combined with improved productivity within the support organizations contributed to a lower full-time equivalent force level.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement in survey results in the first quarter of 2009 generally reflects customer recognition of our service.

Debt to Capital / Adjusted Debt to Capital

Millions of Dollars, Except Percentages	March 31, 2009	December 31, 2008
Debt (a)	$9,195	$8,927
Equity	15,654	15,447
Capital (b)	$24,849	$24,374
Debt to capital (a/b)	37.0%	36.6%

Millions of Dollars, Except Percentages	March 31, 2009	December 31, 2008
Debt	$9,195	$8,927
Value of sold receivables	500	584
Net present value of operating leases	3,959	3,690
Unfunded pension and OPEB	733	733
Adjusted debt (a)	$14,387	$13,934
Equity	15,654	15,447
Adjusted capital (b)	$30,041	$29,381
Adjusted debt to capital (a/b)	47.9%	47.4%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 6.2% at March 31, 2009 and 8.0% at December 31, 2008, respectively. The lower discount rate reflects changes to interest rates and our current financing costs. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide a reconciliation from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows	Three Months Ended March 31,
Millions of Dollars	2009	2008
Cash provided by operating activities	$723	$835
Cash used in investing activities	(633)	(771)
Cash provided by/(used in) financing activities	127	(115)
Net change in cash and cash equivalents	$217	$(51)

Cash Provided by Operating Activities – Lower net income in the first three months of 2009 and a reduction in the outstanding balance of our accounts receivable securitization program combined to decrease cash provided by operating activities. Changes and timing of working capital partially offset these decreases.

Cash Used in Investing Activities – Lower capital investments and fewer locomotives purchased but pending financing drove the decrease in cash used in investing activities.

The table below details cash capital investment.

	Three Months Ended March 31,
Millions of Dollars	2009	2008
Track	$398	$407
Capacity and commercial facilities	67	120
Locomotives and freight cars	25	31
Technology and other	36	62
Total	$526	$620

Cash Provided by Financing Activities – Cash provided by financing activities increased in the first three months of 2009 versus 2008 due to a decrease of $455 million in the repurchase of common shares partially offset by higher debt repayments of $165 million and increased dividends.

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

	Three Months Ended March 31,
Millions of Dollars	2009	2008
Cash provided by operating activities	$723	$835
Cash used in investing activities	(633)	(771)
Dividends paid	(136)	(115)
Free cash flow	$(46)	$(51)

Capital Plan

In response to economic conditions and lower revenue, we plan to reduce our capital expenditures during the year to approximately $2.6 billion from $2.8 billion. These capital investments may be adjusted up or down in response to business conditions or regulatory or other developments.

Financing Activities

Credit Facilities – On March 31, 2009, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2009. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At March 31, 2009 and December 31, 2008 (and at all times during the first quarter), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2009, the debt-to-net-worth coverage ratio allowed us to carry up to $31.3 billion of debt (as defined in the facility), and we had $10.1 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

At March 31, 2009, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility. During the three months ended March 31, 2009, we issued $100 million of commercial paper and repaid $200 million.

Shelf Registration Statement and Significant New Borrowings – Under our current shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

On February 20, 2009, we issued a total of $750 million of unsecured fixed-rate notes under our shelf registration statement. We issued $350 million of 5.125% notes due February 15, 2014 and $400 million of 6.125% notes due February 15, 2020. The net proceeds from this offering are for general corporate purposes.

We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time. At March 31, 2009, we had remaining authority from our Board of Directors to issue up to $2.25 billion of debt securities under our shelf registration.

As of March 31, 2009, and December 31, 2008, we have reclassified as long-term debt approximately $150 million and $400 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Stock Split – On May 28, 2008, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. The stock split entitled all shareholders of record at the close of business on May 12,

2008, to receive one additional share of our common stock, par value $2.50 per share, for each share of common stock held on that date.

Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 40 million shares of Union Pacific Corporation common stock through the end of 2009. On May 1, 2008, our Board of Directors authorized the repurchase of an additional 40 million common shares by March 31, 2011. Our assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. During the three months ended March 31, 2009, we did not repurchase shares under this program. During the three months ended March 31, 2008, we repurchased approximately 6.5 million shares at an aggregate purchase price of approximately $403 million. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

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

The following tables identify material obligations and commitments as of March 31, 2009:

		Apr. 1 through Dec. 31, 2009	Payments Due by Dec. 31,
Contractual Obligations Millions of Dollars	Total		2010	2011	2012	2013	After 2013	Other
Debt [a]	$13,146	$499	$847	$896	$1,089	$986	$8,829	$-
Operating leases	5,680	408	622	585	468	392	3,205	-
Capital lease obligations [b]	1,809	99	168	178	122	152	1,090	-
Purchase obligations [c]	3,338	678	371	332	236	240	1,449	32
Other postretirement benefits [d]	455	31	43	45	45	47	244	-
Income tax contingencies [e]	13	3	-	-	-	-	-	10
Total contractual obligations	$24,441	$1,718	$2,051	$2,036	$1,960	$1,817	$14,817	$42

[a]

Excludes capital lease obligations of $1,226 million, unamortized discount of $(112) million, and market value adjustments of $19 million for debt with qualifying hedges that are recorded as liabilities on the Condensed Consolidated Statements of Financial Position. Includes an interest component of $5,084 million.

[b]	Represents total obligations, including interest component of $583 million.
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

[e]

Future cash flows for income tax contingencies reflect the recorded liability, including interest and penalties, in accordance with FIN 48 as of March 31, 2009. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

		Apr.1 through Dec. 31, 2009	Amount of Commitment Expiration by Dec. 31,
Other Commercial Commitments Millions of Dollars	Total		2010	2011	2012	2013	After 2013
Credit facilities [a]	$ 1,900	$ -	$ -	$ -	$ 1,900	$ -	$ -
Sale of receivables [b]	700	700	-	-	-	-	-
Guarantees [c]	444	14	44	77	22	8	279
Standby letters of credit [d]	29	8	21	-	-	-	-
Total commercial commitments	$ 3,073	$ 722	$ 65	$ 77	$ 1,922	$ 8	$ 279

[a]	None of the credit facility was used as of March 31, 2009.
[b]	$500 million of the sale of receivables program was utilized at March 31, 2009. The full program matures in August 2009.
[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.
[d]	None of the letters of credit were drawn upon as of March 31, 2009.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $700 million at both March 31, 2009 and December 31, 2008. The value of the outstanding undivided interest held by investors under the facility was $500 million and $584 million at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, UPRI reduced the outstanding undivided interest held by investors due to a decrease in available receivables. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $911 million and $1,015 million of accounts receivable held by UPRI at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, the value of the interest retained by UPRI was $411 million and $431 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of March 31, 2009. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate us for these responsibilities. The Railroad collected approximately $3.5 billion and $4.1 billion during the three months ended March 31, 2009 and 2008, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $3 million and $7 million for the three months ended March 31, 2009 and 2008, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

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

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Liquidity and Capital Resources” in Item 2, and any other statements or information in this report regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications (including statements set forth in Item 2 regarding expectations related to our capital expenditures); expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our 2008 Annual Report on Form 10-K, filed February 6, 2009, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2008 Annual Report on Form 10-K.

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

In January 2009, the Corporation implemented SAP, a management information system. The new system improves our business effectiveness and internal controls by replacing certain financial systems with a more integrated process for managing and recording financial information. Although this implementation resulted in changes to the Corporation’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), the CEO and CFO have determined that there were no changes that materially affected the Corporation’s internal control over financial reporting during the first quarter and currently believe that such changes are not reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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

Environmental Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, the Railroad has been engaged in discussions with the United States Attorney for the District of Utah and the Utah Attorney General concerning the transfer of certain engineering signal huts to a recycler in Salt Lake City in September 2005. The EPA, the United States Attorney, and the Utah Attorney General contend that the Railroad failed to provide predemolition notification pursuant to the National Emissions Standards for Hazardous Air Pollutants (NESHAPs) prior to removing those huts from their foundations. The Railroad maintains that the predemolition notification requirements of the NESHAPs do not apply to the removal of these signal huts. In January 2009, the Railroad and the government entered into a consent decree under which the Railroad agreed, without admitting liability, to pay civil penalties in the amount of $150,000 to the Utah Department of Environmental Quality and $50,000 to the U.S. Treasury to resolve these claims. Additionally, the Railroad agreed to reimburse the Utah Attorney General’s Office $28,202 for its investigative costs in the matter. On March 4, 2009, the United States District Court for the District of Utah entered the Consent Decree.

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

Other Matters

None.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2009:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Jan. 1 through Jan. 31	78,580	$44.48	-	32,577,090
Feb. 1 through Feb. 28	14,543	46.43	-	32,577,090
Mar. 1 through Mar. 31	607	40.80	-	32,577,090
Total	93,730	$44.76	-	N/A

[a]

Total number of shares purchased during the quarter includes 93,730 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On January 30, 2007, our Board of Directors authorized us to repurchase up to 40 million shares of our common stock through December 31, 2009. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. On May 1, 2008, our Board of Directors authorized additional repurchases of up to 40 million shares of our common stock through March 31, 2011.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $10.6 billion and $10.5 billion at March 31, 2009 and December 31, 2008, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2009 and 2008.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - James R. Young.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

Incorporated by Reference

3(a)	By-Laws of UPC, as amended, effective September 25, 2008, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated September 30, 2008.

3(b)

Revised Articles of Incorporation of UPC, as amended through May 1, 2008, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

4(a)	Form of Debt Security (Note) is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, dated February 20, 2009.

4(b)	Form of Debt Security (Note) is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K, dated February 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 24, 2009

UNION PACIFIC CORPORATION

(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek

Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)