Form 10-Q
period 2009-06-30
UNION PACIFIC CORP
filed 2009-07-24
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

  ☐   Yes    ☑  No

As of July 17, 2009, there were 504,304,711 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended June 30,	2009	2008
Operating revenues:
Freight revenues	$3,121	$4,349
Other revenues	182	219
Total operating revenues	3,303	4,568
Operating expenses:
Compensation and benefits	976	1,101
Purchased services and materials	391	494
Fuel	370	1,159
Depreciation	355	346
Equipment and other rents	307	338
Other	153	199
Total operating expenses	2,552	3,637
Operating income	751	931
Other income (note 6)	135	19
Interest expense	(150)	(128)
Income before income taxes	736	822
Income taxes	(268)	(291)
Net income	$468	$531
Share and Per Share (notes 3 and 8):
Earnings per share – basic	$0.93	$1.03
Earnings per share – diluted	$0.92	$1.02
Weighted average number of shares – basic	502.9	514.3
Weighted average number of shares – diluted	505.3	519.0
Dividends declared per share	$0.27	$0.22

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Six Months Ended June 30,	2009	2008
Operating revenues:
Freight revenues	$6,361	$8,408
Other revenues	357	430
Total operating revenues	6,718	8,838
Operating expenses:
Compensation and benefits	2,046	2,233
Purchased services and materials	790	963
Fuel	756	2,116
Depreciation	700	686
Equipment and other rents	624	680
Other	379	441
Total operating expenses	5,295	7,119
Operating income	1,423	1,719
Other income (note 6)	158	44
Interest expense	(291)	(254)
Income before income taxes	1,290	1,509
Income taxes	(460)	(535)
Net income	$830	$974
Share and Per Share (notes 3 and 8):
Earnings per share – basic	$1.65	$1.89
Earnings per share – diluted	$1.64	$1.87
Weighted average number of shares – basic	502.8	516.3
Weighted average number of shares – diluted	505.0	521.0
Dividends declared per share	$0.54	$0.44

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars	Jun. 30, 2009	Dec. 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,656	$1,249
Accounts receivable, net	629	594
Materials and supplies	507	450
Current deferred income taxes	283	276
Other current assets	271	244
Total current assets	3,346	2,813
Investments	990	974
Net properties (note 10)	36,763	35,701
Other assets	451	234
Total assets	$41,550	$39,722
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (note 11)	$2,660	$2,560
Debt due within one year (note 13)	174	320
Total current liabilities	2,834	2,880
Debt due after one year (note 13)	9,816	8,607
Deferred income taxes	10,487	10,282
Other long-term liabilities	2,394	2,506
Commitments and contingencies (note 14)
Total liabilities	25,531	24,275
Common shareholders’ equity (note 3):
Common shares, $2.50 par value, 800,000,000 authorized; 553,520,549 and 552,775,812 issued; 504,274,996 and 503,225,705 outstanding, respectively	1,384	1,382
Paid-in-surplus	3,949	3,949
Retained earnings	14,371	13,813
Treasury stock	(2,971)	(2,993)
Accumulated other comprehensive loss (note 9)	(714)	(704)
Total common shareholders’ equity	16,019	15,447
Total liabilities and common shareholders’ equity	$41,550	$39,722

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Six Months Ended June 30,	2009	2008
Operating Activities
Net income	$830	$974
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	700	686
Deferred income taxes and unrecognized tax benefits	210	160
Net gain on non-operating asset dispositions	(132)	(19)
Other operating activities, net	(68)	67
Changes in current assets and liabilities:
Accounts receivable, net	(35)	(245)
Materials and supplies	(57)	(127)
Other current assets	(27)	33
Accounts payable and other current liabilities	100	307
Cash provided by operating activities	1,521	1,836
Investing Activities
Capital investments	(1,079)	(1,324)
Proceeds from asset sales	142	45
Acquisition of equipment pending financing	(216)	(307)
Proceeds from sale of assets financed	-	175
Other investing activities, net	1	(71)
Cash used in investing activities	(1,152)	(1,482)
Financing Activities
Debt issued	843	942
Common share repurchases (note 15)	-	(910)
Debt repaid	(628)	(497)
Dividends paid	(272)	(230)
Other financing activities, net	95	74
Cash provided by/(used in) financing activities	38	(621)
Net change in cash and cash equivalents	407	(267)
Cash and cash equivalents at beginning of year	1,249	878
Cash and cash equivalents at end of period	$1,656	$611
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital lease financings	$742	$175
Cash dividends declared but not yet paid	132	110
Capital investments accrued but not yet paid	62	93
Settlement of current liabilities for debt	14	-
Common shares repurchased but not yet paid	-	56
Cash (paid)/refunded for:
Interest, net of amounts capitalized	$(277)	$(252)
Income taxes	(88)	(210)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at December 31, 2007	276.2	(15.3)	$ 690	$3,926	$12,667	$(1,624)	$ (74)	$15,585
Comprehensive income:
Net income			-	-	974	-	-	974
Other comp. loss			-	-	-	-	5	5
Total comp. income (note 9)			-	-	974	-	5	979
Conversion, stock option exercises, forfeitures, and other	0.4	2.4	1	-	-	113	-	114
Share repurchases (note 15)	-	(12.8)	-	-	-	(883)	-	(883)
Common stock dividend (note 3)	276.2	(15.3)	691	-	(691)	-	-	-
Cash dividends declared ($0.44 per share)	-	-	-	-	(229)	-	-	(229)
Balance at June 30, 2008	552.8	(41.0)	$1,382	$3,926	$12,721	$(2,394)	$ (69)	$15,566

Balance at December 31, 2008	552.8	(49.6)	$1,382	$3,949	$13,813	$(2,993)	$(704)	$15,447
Comprehensive income:
Net income			-	-	830	-	-	830
Other comp. loss			-	-	-	-	(10)	(10)
Total comp. income (note 9)			-	-	830	-	(10)	820
Conversion, stock option exercises, forfeitures, and other	0.7	0.4	2	-	-	22	-	24
Cash dividends declared ($0.54 per share)	-	-	-	-	(272)	-	-	(272)
Balance at June 30, 2009	553.5	(49.2)	$1,384	$3,949	$14,371	$(2,971)	$(714)	$16,019

[a] AOCI = Accumulated Other Comprehensive Income/(Loss) (note 9)

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

1. Basis of Presentation – Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2008, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2008 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2009, are not necessarily indicative of the results for the entire year ending December 31, 2009.

We evaluated the effects of all subsequent events through July 24, 2009, the date of this report, which is concurrent with the date we file this report with the U.S. Securities and Exchange Commission (SEC).

2. Operations and Segmentation – The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2009	2008	2009	2008
Agricultural	$618	$778	$1,279	$1,534
Automotive	163	352	325	715
Chemicals	499	654	1,012	1,257
Energy	715	919	1,522	1,776
Industrial Products	531	877	1,077	1,650
Intermodal	595	769	1,146	1,476
Total freight revenues	$3,121	$4,349	$6,361	$8,408
Other revenues	182	219	357	430
Total operating revenues	$3,303	$4,568	$6,718	$8,838

3. Stock Split – On May 28, 2008, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. The stock split entitled all shareholders of record at the close of business on May 12, 2008, to receive one additional share of our common stock, par value $2.50 per share, for each share of common stock held on that date. All references to common shares and per share amounts (excluding the Condensed Consolidated Statement of Changes in Common Shareholders’ Equity for the six month period ended June 30, 2008) have been restated to reflect the stock split for all periods presented.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2009	2008	2009	2008
Stock-based compensation, before tax:
Stock options	$ 6	$ 6	$ 10	$ 12
Retention awards	6	11	14	19
Total stock-based compensation, before tax	$ 12	$ 17	$ 24	$ 31
Total stock-based compensation, after tax	$ 7	$ 10	$ 15	$ 19
Excess tax benefits from equity compensation plans	$ 1	$ 28	$ 3	$ 40

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

A summary of stock option activity during the six months ended June 30, 2009 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2009	11,983	$ 40.81	5.6 yrs.	$ 108
Granted	1,865	47.28	N/A	N/A
Exercised	(224)	30.53	N/A	N/A
Forfeited or expired	(14)	56.49	N/A	N/A
Outstanding at June 30, 2009	13,610	$ 41.85	5.8 yrs.	$ 155
Vested or expected to vest at June 30, 2009	13,510	$ 41.77	5.8 yrs.	$ 155
Options exercisable at June 30, 2009	10,273	$ 38.56	4.7 yrs.	$ 144

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at June 30, 2009 are subject to performance or market-based vesting conditions.

At June 30, 2009, there was $32 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2009	2008	2009	2008
Intrinsic value of stock options exercised	$ 3	$ 90	$ 4	$ 125
Cash received from option exercises	6	35	6	62
Treasury shares repurchased for employee payroll taxes	-	(17)	-	(25)
Tax benefit realized from option exercises	2	34	2	47
Aggregate grant-date fair value of stock options vested	-	-	29	21

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividend and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2009 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	2,015	$ 49.39
Granted	980	47.28
Vested	(212)	30.90
Forfeited	(17)	45.17
Nonvested at June 30, 2009	2,766	$ 50.05

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At June 30, 2009, there was $82 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.3 years.

Performance Retention Awards – In February 2009, our Board of Directors approved performance stock unit grants. Other than different performance targets, the basic terms of these performance stock units are identical to those granted in January 2007 and 2008, including using annual return on invested capital (ROIC) as the performance measure. Additionally, a change was made to an underlying assumption used in connection with calculating a component of ROIC. The discount rate used in both the numerator and denominator when calculating the present value of our future operating lease payments may fluctuate to reflect changes to interest rates and our financing costs. Stock units awarded to selected employees under these grants are subject to continued employment for 37 months and the attainment of certain levels of ROIC. We expense the fair value of the units that are probable of being earned based on our forecasted ROIC over the 3-year performance period. We measure the fair value of these performance stock units based upon the closing price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. Dividend equivalents are paid to participants only after the units are earned.

The assumptions used to calculate the present value of estimated future dividends related to the February 2009 grant were as follows:

2009
Dividend per share per quarter	$ 0.27
Risk-free interest rate at date of grant	1.9%

Changes in our performance retention awards during the six months ended June 30, 2009 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	873	$ 50.70
Granted	449	47.28
Vested	(237)	43.15
Forfeited	(15)	53.84
Nonvested at June 30, 2009	1,070	$ 50.89

At June 30, 2009, there was $31 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.7 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Pension
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2009	2008	2009	2008
Service cost	$ 9	$ 9	$ 19	$ 18
Interest cost	35	33	69	66
Expected return on plan assets	(41)	(38)	(81)	(76)
Amortization of:
Prior service cost	1	1	3	3
Actuarial loss	7	2	13	3
Net periodic benefit cost	$ 11	$ 7	$ 23	$ 14

The components of our net periodic OPEB cost/(benefit) were as follows:
	OPEB
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2009	2008	2009	2008
Service cost	$ 1	$ 1	$ 2	$ 2
Interest cost	7	5	13	10
Amortization of:
Prior service (credit)	(8)	(9)	(17)	(17)
Actuarial loss	4	2	8	3
Net periodic benefit cost/(benefit)	$ 4	$ (1)	$ 6	$ (2)

Cash Contributions

As of June 30, 2009, we have made $45 million of cash contributions to the qualified pension plan. Additional contributions made in the second half of the year will be based on cash generated from operations and financial market considerations. All contributions made to the qualified pension plan during the six months ended June 30, 2009 were voluntary and were made with cash generated from operations.

6. Other Income – Other income included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2009	2008	2009	2008
Rental income	$ 19	$ 20	$ 39	$ 44
Net gain on non-operating asset dispositions	126	8	132	19
Interest income	2	4	4	12
Sale of receivables fees	(2)	(5)	(5)	(12)
Non-operating environmental costs and other	(10)	(8)	(12)	(19)
Total	$ 135	$ 19	$ 158	$ 44

In June of 2009, we closed a $118 million sale of land to the Regional Transportation District (RTD) in Colorado, resulting in a $116 million pre-tax gain. The agreement with the RTD involves a 33-mile industrial lead track in Boulder, Colorado.

7. Income Taxes – Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 1999, and the statute of limitations bars any additional tax assessments. Some interest calculations remain open back to 1986. The IRS has completed its examinations and issued notices of deficiency for tax years 1999 through 2004. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. During the second quarter of 2009, the IRS completed its examination and issued a notice of deficiency for tax years 2005 and 2006. We disagree with many of their proposed adjustments, and will contest the adjustments through the IRS Appeals process and potentially through litigation. Additionally, several state tax authorities are examining our state income tax returns for tax years 2000 through 2006.

At June 30, 2009, our liability for unrecognized tax benefits was $36 million, of which $3 million was classified as current.

In February of 2009, California enacted legislation that changed how corporate taxpayers determine the amount of their income subject to California tax. This change reduced our deferred tax expense by $14 million in the first quarter.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, Except Per Share Amounts	2009	2008	2009	2008
Net income	$468	$531	$830	$974
Weighted-average number of shares outstanding:
Basic	502.9	514.3	502.8	516.3
Dilutive effect of stock options	1.3	3.7	1.1	3.8
Dilutive effect of retention shares and units	1.1	1.0	1.1	0.9
Diluted	505.3	519.0	505.0	521.0
Earnings per share – basic	$0.93	$1.03	$1.65	$1.89
Earnings per share – diluted	$0.92	$1.02	$1.64	$1.87
Stock options excluded as their inclusion would be antidilutive	7.7	-	7.4	0.8

9. Comprehensive Income/(Loss) – Comprehensive income/(loss) was as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2009	2008	2009	2008
Net income	$468	$531	$830	$974
Other comprehensive income/(loss):
Defined benefit plans	2	-	(11)	(4)
Foreign currency translation	14	6	1	9
Derivatives	-	1	-	-
Total other comprehensive income/(loss) [a]	16	7	(10)	5
Total comprehensive income	$484	$538	$820	$979

[a]

Net of deferred taxes of $10 million and $1 million during the three and six months ended June 30, 2009, respectively, and $4 million and $6 million during the three and six months ended June 30, 2008, respectively.

The after-tax components of accumulated other comprehensive loss were as follows:

Millions of Dollars	Jun. 30, 2009	Dec. 31, 2008
Defined benefit plans	$(670)	$(659)
Foreign currency translation	(40)	(41)
Derivatives	(4)	(4)
Total	$(714)	$(704)

10. Properties

The following table lists the major categories of property and equipment, as well as the average composite depreciation rate for each category:

Millions of Dollars, Except Percentages	Jun. 30, 2009	Dec. 31, 2008	Depreciation Rate for 2009
Land	$4,851	$4,861	N/A
Road
Rail and other track material	11,694	11,366	3.6%
Ties	7,061	6,827	2.7%
Ballast	3,756	3,635	2.9%
Other [a]	12,758	12,520	2.4%
Total Road	35,269	34,348	2.9%
Equipment
Locomotives	5,900	5,157	5.0%
Freight cars	1,956	1,985	4.2%
Work equipment and other	163	158	3.6%
Total Equipment	8,019	7,300	4.8%
Technology and other	507	468	12.2%
Construction in progress	875	938	N/A
Total properties	$49,521	$47,915	N/A
Accumulated depreciation	(12,758)	(12,214)	N/A
Net properties	$36,763	$35,701	N/A

[a]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

11. Accounts Payable and Other Current Liabilities

Millions of Dollars	Jun. 30, 2009	Dec. 31, 2008
Accounts payable	$667	$629
Accrued casualty costs	392	390
Accrued wages and vacation	357	367
Dividends and interest	339	328
Income and other taxes	328	207
Equipment rents payable	85	93
Other	492	546
Total accounts payable and other current liabilities	$2,660	$2,560

12. Financial Instruments

Strategy and Risk – We may use derivative financial instruments in limited instances for other than trading purposes to assist in managing our overall exposure to fluctuations in interest rates and fuel prices. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items at inception, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. Changes in the fair market value of derivative financial instruments that do not qualify for hedge accounting are charged to earnings. We may use swaps, collars, futures, and/or forward contracts to mitigate the risk of adverse movements in interest rates and fuel prices; however, the use of these derivative financial instruments may limit future benefits from favorable interest rate and fuel price movements.

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At June 30, 2009 and December 31, 2008, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions of Dollars, Except Percentages	Jun. 30, 2009	Dec. 31, 2008
Amount of debt hedged	$250	$250
Percentage of total debt portfolio	3%	3%
Gross fair value asset position	$15	$19

We determined the fair value of our interest rate derivative based upon current fair values as quoted by recognized dealers. As prescribed by FASB Statement No. 157, Fair Value Measurements (FAS 157), we recognized the fair value as a Level 2 valuation. FAS 157 defines Level 2 valuation as observable market based inputs or unobservable inputs that are corroborated by market data.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At June 30, 2009 and December 31, 2008, we had reductions of $4 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of June 30, 2009 and December 31, 2008, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the six months ended:

Millions of Dollars	Jun. 30, 2009	Jun. 30, 2008
(Increase)/decrease in interest expense from interest rate hedging	$4	$1
(Increase)/decrease in fuel expense from fuel derivatives	-	1
Increase/(decrease) in pre-tax income	$4	$2

Fair Value of Debt Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At June 30, 2009, the fair value of total debt was $10.4 billion, approximately $406 million more than the carrying value. At December 31, 2008, the fair value of total debt was $8.7 billion, approximately $247 million less than the carrying value. At June 30, 2009 and December 31, 2008, approximately $320 million of fixed-rate debt securities contained call provisions that allowed us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $700 million at both June 30, 2009 and December 31, 2008. The value of the outstanding undivided interest held by investors under the facility was $400 million and $584 million at June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009, UPRI reduced the outstanding undivided interest held by investors due to a decrease in available receivables. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $847 million and $1,015 million of accounts receivable held by UPRI at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, the value of the interest retained by UPRI was $447 million and $431 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of June 30, 2009. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for these responsibilities. The Railroad collected approximately $3.2 billion and $4.5 billion during the three months ended June 30, 2009 and 2008, respectively, and $6.7 billion and $8.6 billion during the six months ended June 30, 2009 and 2008, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $2 million and $5 million for the three months ended June 30, 2009 and 2008, respectively, and $5 million and $12 million for the six months ended June 30, 2009 and 2008, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The sale of receivables facility expires in August 2009, and we currently expect to renew the facility for a 364-day period with terms comparable to facilities of similarly situated sellers.

13. Debt

Credit Facilities – At June 30, 2009, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the six months ended June 30, 2009. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires us to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At June 30, 2009 and December 31, 2008 (and at all times during the first and second quarters), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2009, the debt-to-net-worth coverage ratio allowed us to carry up to $32 billion of debt (as defined in the facility), and we had $10.9 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

At June 30, 2009, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility. During the six months ended June 30, 2009, we issued $100 million of commercial paper and repaid $200 million.

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

We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time. At June 30, 2009, we had remaining authority from our Board of Directors to issue up to $2.25 billion of debt securities under our shelf registration.

As of June 30, 2009 and December 31, 2008, we have reclassified as long-term debt approximately $470 million and $400 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

During the second quarter of 2009, we restructured lease agreements for 813 locomotives resulting in a change in lease classification from operating to capital. As part of the restructuring arrangements, we received $87 million in cash consideration. We recorded capital lease assets of approximately $742 million and related capital lease obligations totaling approximately $843 million. Included in our capital lease obligations is the $87 million in cash consideration and $14 million of accrued operating lease payables that were reclassified as part of our capital lease obligations. Capital lease obligations are reported in our Condensed Consolidated Statements of Financial Position as debt.

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 86% of the recorded liability related to asserted claims, and approximately 14% related to unasserted claims at June 30, 2009. Cost estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2009	2008
Beginning balance	$621	$593
Accruals	49	108
Payments	(86)	(85)
Ending balance at June 30	$584	$616
Current portion, ending balance at June 30	$186	$204

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

Our asbestos-related liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2009	2008
Beginning balance	$213	$265
Accruals	-	-
Payments	(5)	(7)
Ending balance at June 30	$208	$258
Current portion, ending balance at June 30	$12	$11

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at June 30, 2009 and December 31, 2008.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We identified 323 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 32 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At June 30, 2009, approximately 14% of our environmental liability was discounted at 3.29%, while approximately 13% of our environmental liability was discounted at 3.53% at December 31, 2008.

Our environmental liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2009	2008
Beginning balance	$209	$209
Accruals	13	20
Payments	(23)	(23)
Ending balance at June 30	$199	$206
Current portion, ending balance at June 30	$59	$59

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

Guarantees – At June 30, 2009, we were contingently liable for $429 million in guarantees. We have recorded a liability of $4 million for the fair value of these obligations as of both June 30, 2009, and December 31, 2008. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

15. Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 40 million shares of Union Pacific Corporation common stock through the end of 2009. On May 1, 2008, our Board of Directors authorized the repurchase of an additional 40 million common shares by March 31, 2011. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. During the six months ended June 30, 2009, we did not repurchase shares under this program. During the three and six months ended June 30, 2008, we repurchased approximately 6.3 million and 12.8 million shares, respectively, under this program at an aggregate purchase price of approximately $481 million and $883 million, respectively. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

16. Accounting Pronouncements – In June 2009, the FASB   issued   Statement No. 168,     The     FASB     Accounting     Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). FAS 167 retains the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. FAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. FAS 167 is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (FAS 166). On and after the effective date of FAS 166 , the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. FAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. FAS 166 is not expected to have a material impact on our financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (FAS 165). FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FAS 165 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not affect our consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not affect our consolidated financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2009 Compared to

Three and Six Months Ended June 30, 2008

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2008 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first six months of 2009.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $0.92 per diluted share on net income of $468 million in the second quarter of 2009 compared to earnings of $1.02 per diluted share on net income of $531 million for the second quarter of 2008. Year-to-date, net income was $830 million versus $974 million for the same period in 2008. Freight revenues (excluding fuel surcharges) declined $727 million in the second quarter compared to the same period of 2008 driven by a 22% reduction in volume levels. Economic conditions continued to impact demand for our services across most market sectors. Consistent with the first quarter, we continued Company-wide efforts to improve efficiency and reduce costs, in addition to adjusting our resources to reflect lower demand. Through June 30, 2009, we removed from service approximately 2,000 road locomotives and 60,000 freight cars. Additionally, these demand-driven resource adjustments and our productivity initiatives combined to reduce our workforce by 10% compared to the second quarter 2008. These actions coupled with improved pricing, lower fuel prices, and reduced casualty expense primarily driven by improved trends in safety performance partially offset the impact of the volume decline.

In addition, a large real estate transaction improved earnings for the second quarter and year-to-date period of 2009 compared to 2008. In June of 2009, we closed a $118 million sale of land to the Regional Transportation District (RTD) in Colorado, resulting in a $116 million pre-tax gain. The agreement with the RTD involves a 33-mile industrial lead track in Boulder, Colorado.

Operationally, we improved network fluidity versus the second quarter of 2008. As reported to the Association of American Railroads (AAR), average train speed improved 20% during the second quarter of 2009 compared to 2008. Lower volume levels, network management initiatives, and continued focus on enhancing terminal processing all contributed to the improvement.

Operating Revenues

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2009	2008	Change	2009	2008	Change
Freight revenues	$3,121	$4,349	(28)%	$6,361	$8,408	(24)%
Other revenues	182	219	(17)	357	430	(17)
Total	$3,303	$4,568	(28)%	$6,718	$8,838	(24)%

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

Freight revenues and volume levels for all six commodity groups decreased during the second quarter and year-to-date period of 2009 as a result of the recessionary economy. We experienced the largest declines in automotive and industrial products. Lower fuel surcharges due to lower fuel prices also reduced freight revenues in the second quarter and year-to-date period of 2009 compared to 2008. ARC decreased 8% and 4% during the second quarter and year-to-date period driven by lower fuel cost recoveries, which were partially offset by core pricing gains. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic, which is described below in more detail.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $84 million and $231 million in freight revenues in the second quarter and year-to-date period of 2009, compared to $585 million and $1.04 billion in the same periods of 2008, respectively. Declines in both fuel prices and volume levels drove the lower fuel surcharge amounts in both periods. Additionally, fuel surcharge revenue is not entirely comparable to prior periods due to implementation of new mileage-based fuel surcharge programs. In April 2007, we converted regulated traffic, which represents approximately 20% of our current revenue base, to mileage-based fuel surcharge programs. In addition, we continue to convert portions of our non-regulated traffic to mileage-based fuel surcharge programs. We also reset the base fuel price at which the new mileage-based fuel surcharges take effect. The resetting of the fuel price at which the fuel surcharge begins, in conjunction with rebasing the affected transportation rates to include a portion of what had been in the fuel surcharge, did not materially change our freight revenue as higher base rates offset lower fuel surcharge revenue.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2009	2008	Change	2009	2008	Change
Agricultural	$618	$778	(21)%	$1,279	$1,534	(17)%
Automotive	163	352	(54)	325	715	(55)
Chemicals	499	654	(24)	1,012	1,257	(19)
Energy	715	919	(22)	1,522	1,776	(14)
Industrial Products	531	877	(39)	1,077	1,650	(35)
Intermodal	595	769	(23)	1,146	1,476	(22)
Total	$3,121	$4,349	(28)%	$6,361	$8,408	(24)%

Revenue Carloads	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Thousands	2009	2008	Change	2009	2008	Change
Agricultural	203	236	(14)%	415	476	(13)%
Automotive	93	176	(47)	190	364	(48)
Chemicals	188	241	(22)	368	466	(21)
Energy	470	561	(16)	991	1,143	(13)
Industrial Products	229	346	(34)	451	650	(31)
Intermodal	669	811	(18)	1,284	1,607	(20)
Total	1,852	2,371	(22)%	3,699	4,706	(21)%

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Average Revenue per Car	2009	2008	Change	2009	2008	Change
Agricultural	$3,045	$3,301	(8)%	$3,081	$3,225	(4)%
Automotive	1,755	2,005	(12)	1,714	1,966	(13)
Chemicals	2,659	2,714	(2)	2,749	2,696	2
Energy	1,520	1,639	(7)	1,536	1,554	(1)
Industrial Products	2,319	2,537	(9)	2,388	2,538	(6)
Intermodal	889	947	(6)	893	918	(3)
Average	$1,685	$1,835	(8)%	$1,720	$1,787	(4)%

Agricultural Products – Lower volume and fuel surcharges decreased agricultural freight revenue in the second quarter and six-month period of 2009 versus 2008. Price improvements partially offset these declines. Declines in export and domestic markets of 49% and 13%, respectively, drove lower shipments of corn and feed grains. Weaker export demand in the Pacific Northwest and Gulf regions also reduced shipments of wheat and food grains in the second quarter and year-to-date period of 2009 compared to the same periods of 2008.

Automotive – A 49% and 44% decline in shipments of finished vehicles and auto parts, respectively, combined with lower fuel surcharges reduced freight revenue in the second quarter of 2009 compared to 2008. Year-to-date, shipments of finished vehicles and auto parts declined 52% and 42%, respectively, compared to 2008. Economic conditions led to poor sales and reduced vehicle production during both periods of 2009, which in turn reduced shipments of finished vehicles and parts. In addition, two major domestic automotive manufacturers declared bankruptcy in the second quarter of 2009, further affecting production levels.

Chemicals – Reduced volume levels and fuel surcharges decreased chemicals freight revenue in the second quarter and six-month period of 2009 versus the same periods of 2008. Pricing improvements partially offset these declines. Weak market conditions negatively impacted shipments of liquid and dry chemicals in the second quarter and year-to-date period of 2009 compared to 2008, driving volume levels down 23% and 26%, respectively. In addition, high inventories, production curtailments, and a reduction in advance purchases prior to the spring planting season negatively impacted fertilizer shipments in the second quarter and six-month period by 43% and 39%, respectively.

Energy – Lower volume and fuel surcharges reduced freight revenue from energy shipments in the second quarter and year-to-date period of 2009 versus the same periods of 2008. Price increases partially offset these declines. Shipments from the Southern Powder River Basin of Wyoming (SPRB) and the Colorado and Utah mines decreased 14% and 36%, respectively, in the second quarter of 2009 compared to 2008. Year-to-date, shipments from the SPRB and the Colorado and Utah mines were down 13% and 29%, respectively, compared to 2008. Higher coal inventories and continued weakness in the economy has resulted in reduced demand at our utility customers, resulting in lower volumes. Production problems at the Colorado and Utah mines and the loss of SPRB customer contracts also contributed to the volume declines.

Industrial Products – Reduced volume and fuel surcharges resulted in lower freight revenue from industrial products shipments in the second quarter and six-month period of 2009 versus the same periods of 2008. Price improvements partially offset these declines. Weak demand and inventory reductions resulting from the economic downturn drove a 64% and a 57% decline in steel shipments in the second quarter and six-month period of 2009 compared to 2008. The continued weakness in the housing market, surplus production, and overall market uncertainty resulted in lower lumber, paper, and newsprint shipments in the second quarter and year-to-date period of 2009 versus 2008. In addition, cement and stone shipments declined in both periods due to both high inventories and weak commercial and residential construction activity.

Intermodal – Decreased volumes and fuel surcharges reduced freight revenue from intermodal shipments in the second quarter and year-to-date period of 2009 versus the same periods of 2008, partially offset by pricing gains. Volume from international traffic decreased 30% in both the second quarter and six-month period of 2009 compared to 2008, reflecting the recessionary economy, continued weak imports from Asia, and diversions to non-UPRR served ports. Additionally, continued weakness in the domestic housing and automotive sectors translated into weak demand in large sectors of the international intermodal market, which also contributed to the volume declines. Conversely, domestic traffic increased 4% in the second quarter of 2009 compared to 2008. Conversions of traffic from trucks to rail reflecting improved service and competitive pricing more than offset the overall impact of economic conditions and the loss of a customer contract. Year-to-date, domestic traffic decreased 2% compared to 2009, reflecting economic conditions.

Mexico Business – Each of our commodity groups include revenue from shipments to and from Mexico. Revenue from Mexico business decreased 32% in the second quarter of 2009 versus 2008 to $284 million. Volume declined in five of our six commodity groups, down 29% in aggregate during the second quarter of 2009, with substantial declines in automotive and industrial products shipments. Year-to-date, revenue decreased 31% versus 2008 to $557 million, driven by volume declines of 29% versus 2008.

Operating Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2009	2008	Change	2009	2008	Change
Compensation and benefits	$976	$1,101	(11)%	$2,046	$2,233	(8)%
Purchased services and materials	391	494	(21)	790	963	(18)
Fuel	370	1,159	(68)	756	2,116	(64)
Depreciation	355	346	3	700	686	2
Equipment and other rents	307	338	(9)	624	680	(8)
Other	153	199	(23)	379	441	(14)
Total	$2,552	$3,637	(30)%	$5,295	$7,119	(26)%

Operating expenses decreased $1.1 billion and $1.8 billion in the second quarter and six-month period of 2009 versus the comparable periods in 2008. Our fuel price per gallon declined 56% and 52% during the second quarter and year-to-date period, decreasing operating expenses by $466 million and $801 million, compared to 2008. Cost savings from lower volume, productivity improvements, better resource utilization, and reduced casualty costs also decreased operating expenses in both periods. Conversely, wage and benefit inflation partially offset these reductions.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Lower volume and productivity initiatives in numerous areas of our operations led to 10% and 9% declines in our workforce in the second quarter and year-to-date period of 2009 compared to 2008, saving $150 million and $256 million, respectively. Conversely, general wage and benefit inflation increased expenses in the second quarter and year-to-date period, partially offsetting these reductions.

Purchased Services and Materials – Purchased services and materials expense includes the costs of services purchased from outside contractors; materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Lower volume levels drove cost reductions of $51 million, $19 million and $12 million in contract services expense (including equipment maintenance), transportation and lodging costs, and expenses associated with operating jointly owned facilities, respectively, in the second quarter of 2009 versus 2008. Year-to-date, contract services expense (including equipment maintenance), transportation and lodging costs, and expenses associated with operating jointly owned facilities decreased $99 million, $33 million and $18 million, respectively, versus the same period of 2008. In addition, we performed fewer locomotive repairs, which reduced locomotive materials expenses by $19 million and $26 million during the second quarter and year-to-date period of 2009 versus 2008. Clean-up and restoration expenses related to the January 2008 Cascade mudslide and June 2008 Midwest flooding also increased expenses in the six-month period of 2008, creating a favorable year-over-year comparison.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Lower diesel fuel prices, which averaged $1.57 and $1.53 per gallon (including taxes and transportation costs) in the second quarter and six-month period of 2009 compared to $3.60 and $3.21 per gallon in the same periods in 2008, reduced expenses by $466 million and $801 million. Volume, as measured by gross ton-miles, decreased 22% and 21% in the second quarter and six-month period versus

2008, lowering expenses by $234 million and $412 million, respectively, compared to 2008. A 6% improvement in our fuel consumption rate in both the second quarter and six-month period resulted in $65 million and $111 million of cost savings versus 2008. Newer, more fuel efficient locomotives; our fuel conservation programs; improved network operations; and a shift in commodity mix, primarily due to fewer premium (automotive and intermodal) shipments, drove the improvement.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the second quarter and year-to-date period of 2009. Lower depreciation rates for rail and other track material offset most of the increase. The lower rates, which became effective January 1, 2009, after review and approval by the Surface Transportation Board of the U.S. Department of Transportation, resulted from longer asset lives and reduced track usage (based on lower gross ton-miles). Costs also increased $5 million in the second quarter of 2009 due to the restructuring of equipment leases (see further discussion in this Item 2 under Liquidity and Capital Resources – Financing Activities).

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Fewer shipments of industrial products and intermodal containers primarily contributed to the $25 million and $48 million reductions in our short-term freight car rental expense in the second quarter and six-month period of 2009 versus 2008. Lower lease expense for freight cars, intermodal containers, locomotives, and fleet vehicles also decreased costs in both periods. In addition, the restructuring of equipment leases reduced locomotive lease expense by $8 million in the second quarter of 2009 (see further discussion in this Item 2 under Liquidity and Capital Resources – Financing Activities).

Other – Other expenses include personal injury, freight and property damage, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Other costs were lower in the second quarter and six-month period of 2009 compared to 2008, primarily driven by a decrease in personal injury expense. We completed actuarial studies in both the second quarter of 2009 and 2008, which resulted in a net reduction of $38 million in personal injury expense in the second quarter of 2009 versus 2008, reflecting improvements in our safety experience and lower estimated costs to resolve claims. Expenses for employee travel and utilities also decreased in the second quarter and six-month period of 2009 compared to 2008. Expenses for freight and property damages declined in the year-to-date period versus 2008 due to lower volume levels. Conversely, higher property taxes and an increase in bad debt expense related to uncollectible receivables due to the recessionary economy partially offset these lower costs in the second quarter and year-to-date period of 2009 versus 2008.

Non-Operating Items

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2009	2008	Change	2009	2008	Change
Other income	$135	$19	F	$158	$44	F
Interest expense	(150)	(128)	17	(291)	(254)	15
Income taxes	(268)	(291)	(8)%	(460)	(535)	(14)%

Other Income – Other income increased in the second quarter and six-month period of 2009 compared to 2008 due to higher gains from real estate sales (including the $116 million pre-tax gain from the RTD transaction) and lower interest expense on our sale of receivables program resulting from lower interest rates and a lower outstanding balance. Lower returns on cash investments, reflecting lower interest rates, and reduced rental and licensing income in both periods partially offset these increases.

Interest Expense – Interest expense increased in the second quarter and year-to-date period of 2009 versus 2008 due to higher weighted-average debt levels. In the second quarter, the weighted-average debt level was $9.6 billion (including the restructuring of equipment leases in May of 2009), compared to $8.2 billion in 2008. Year-to-date, the weighted-average debt level was $9.3 billion compared to $8.0 billion in 2008. A lower effective interest rate of 6.2% in both the second quarter and year-to-date period of 2009 compared to 6.3% in both the second quarter and year-to-date period of 2008 partially offset the higher weighted-average debt levels in both periods.

Income Taxes – Income taxes were lower in the second quarter and year-to-date period of 2009 compared to 2008, driven by lower pre-tax income. Our effective tax rates for the second quarter and year-to-date period of 2009 were 36.4% and 35.7%, compared to 35.4% and 35.5% for the corresponding periods of 2008.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the AAR, including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2009	2008	Change	2009	2008	Change
Average train speed (miles per hour)	27.4	22.8	20%	27.3	22.5	21%
Average terminal dwell time (hours)	24.5	24.5	- %	24.4	24.9	(2)%
Average rail car inventory (thousands)	281.8	303.1	(7)%	284.1	304.8	(7)%
Gross ton-miles (billions)	200.8	257.2	(22)%	407.4	514.4	(21)%
Revenue ton-miles (billions)	113.2	140.9	(20)%	231.7	281.6	(18)%
Operating ratio	77.3	79.6	2.3 pts	78.8	80.5	1.7 pts
Employees (average)	43,721	48,693	(10)%	44,359	48,882	(9)%
Customer satisfaction index	87	83	4 pts	87	82	5 pts

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Lower volume levels, ongoing network management initiatives, and productivity improvements contributed to 20% and 21% improvements in average train speed during the second quarter and six-month period of 2009 compared to 2008.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time was flat in the second quarter and improved 2% during the year-to-date period of 2009 compared to 2008. Lower volumes combined with initiatives to more timely deliver rail cars to our interchange partners and customers improved dwell time in the year-to-date period.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross and revenue-ton-miles decreased 22% and 20% in the second quarter of 2009 compared to 2008, due to a 22% decrease in carloads. Commodity mix changes (notably automotive shipments, which were 47% lower in the second quarter of 2009 compared to 2008) drove the difference in declines between gross ton-miles and revenue ton-miles. Year-to-date, gross and revenue-ton-miles decreased 21% and 18% compared to 2008, due to a 21% decrease in carloads.

Operating Ratio – Operating ratio is defined as our operating expense as a percentage of operating revenues. Our operating ratio improved 2.3 points to 77.3% in the second quarter of 2009 compared to 2008 and 1.7 points to 78.8% in the six-month period of 2009 versus 2008. Price increases, lower fuel prices, network management initiatives, improved productivity, and reduced casualty expenses drove the improvements and more than offset the impact of the significant volume declines.

Employees – Productivity initiatives and lower volumes reduced employee levels 10% and 9% throughout the Company in the second quarter and six-month period of 2009 versus 2008. Fewer train and engine personnel due to lower volumes and network initiatives, combined with improved productivity within the support organizations contributed to the lower full-time equivalent force levels.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvements in survey results for the second quarter and year-to-date period of 2009 generally reflect customer recognition of our service.

Debt to Capital / Adjusted Debt to Capital

Millions of Dollars, Except Percentages	Jun. 30, 2009	Dec. 31, 2008
Debt (a)	$9,990	$8,927
Equity	16,019	15,447
Capital (b)	$26,009	$24,374
Debt to capital (a/b)	38.4%	36.6%

Millions of Dollars, Except Percentages	Jun. 30, 2009	Dec. 31, 2008
Debt	$9,990	$8,927
Value of sold receivables	400	584
Net present value of operating leases	3,722	3,690
Unfunded pension and OPEB	733	733
Adjusted debt (a)	$14,845	$13,934
Equity	16,019	15,447
Adjusted capital (b)	$30,864	$29,381
Adjusted debt to capital (a/b)	48.1%	47.4%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 6.2% at June 30, 2009 and 8.0% at December 31, 2008. The lower discount rate reflects changes to interest rates and our current financing costs. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide a reconciliation from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows	Six Months Ended June 30,
Millions of Dollars	2009	2008
Cash provided by operating activities	$1,521	$1,836
Cash used in investing activities	(1,152)	(1,482)
Cash provided by/(used in) financing activities	38	(621)
Net change in cash and cash equivalents	$407	$(267)

Cash Provided by Operating Activities – Lower net income in the first six months of 2009, a reduction in the outstanding balance of our accounts receivable securitization program of $184 million and higher voluntary pension contributions of $45 million combined to decrease cash provided by operating activities compared to 2008. Changes to, and timing of, working capital partially offset these decreases.

Cash Used in Investing Activities – Lower capital investments and higher proceeds from asset sales drove the decrease in cash used in investing activities, partially offset by an increase from 2008 of the number of locomotives purchased but pending financing.

The table below details cash capital investment:

	Six Months Ended June 30,
Millions of Dollars	2009	2008
Track	$839	$884
Capacity and commercial facilities	130	300
Locomotives and freight cars	52	65
Technology and other	58	75
Total	$1,079	$1,324

Cash Provided by Financing Activities – Cash provided by financing activities increased in the first six months of 2009 versus 2008 due to a decrease of $910 million in the repurchase of common shares; partially offset by higher debt repayments of $131 million and increased dividends. In addition, the restructuring of equipment leases resulted in receipt of $87 million in cash consideration, further contributing to the increase (see further discussion in this Item 2 under Liquidity and Capital Resources – Financing Activities).

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

	Six Months Ended June 30,
Millions of Dollars	2009	2008
Cash provided by operating activities	$1,521	$1,836
Cash used in investing activities	(1,152)	(1,482)
Dividends paid	(272)	(230)
Free cash flow	$97	$124

Capital Plan

In response to economic conditions and lower revenue, we plan to reduce our capital expenditures during the year to approximately $2.6 billion from $2.8 billion. These capital investments may be adjusted up or down in response to business conditions or regulatory or other developments.

Financing Activities

Credit Facilities – At June 30, 2009, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the six months ended June 30, 2009. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires us to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At June 30, 2009 and December 31, 2008 (and at all times during the first and second quarters), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2009, the debt-to-net-worth coverage ratio allowed us to carry up to $32 billion of debt (as defined in the facility), and we had $10.9 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The facility will expire by its terms in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to credit facilities.

At June 30, 2009, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility. During the six months ended June 30, 2009, we issued $100 million of commercial paper and repaid $200 million.

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

We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time. At June 30, 2009, we had remaining authority from our Board of Directors to issue up to $2.25 billion of debt securities under our shelf registration.

As of June 30, 2009 and December 31, 2008, we have reclassified as long-term debt approximately $470 million and $400 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

During the second quarter of 2009, we restructured lease agreements for 813 locomotives resulting in a change in lease classification from operating to capital. As part of the restructuring arrangements, we received $87 million in cash consideration. We recorded capital lease assets of approximately $742 million and related capital lease obligations totaling approximately $843 million. Included in our capital lease obligations is the $87 million in cash consideration and $14 million of accrued operating lease payables that were reclassified as part of our capital lease obligations. Capital lease obligations are reported in our Condensed Consolidated Statements of Financial Position as debt.

Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 40 million shares of Union Pacific Corporation common stock through the end of 2009. On May 1, 2008, our Board of Directors authorized the repurchase of an additional 40 million common shares by March 31, 2011. Our assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. During the six months ended June 30, 2009, we did not repurchase shares under this program. During the three months and six months ended June 30, 2008, we repurchased approximately 6.3 million and 12.8 million shares, respectively, under this program at an aggregate purchase price of approximately $481 million and $883 million, respectively. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

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

The following tables identify material obligations and commitments as of June 30, 2009:

		Jul. 1 through Dec. 31, 2009	Payments Due by Dec. 31,
Contractual Obligations Millions of Dollars	Total		2010	2011	2012	2013	After 2013	Other
Debt [a]	$13,055	$408	$847	$896	$1,105	$970	$8,829	$-
Operating leases	5,360	267	534	521	443	390	3,205	-
Capital lease obligations [b]	2,980	134	281	280	239	246	1,800	-
Purchase obligations [c]	3,084	371	392	328	230	244	1,487	32
Other postretirement benefits [d]	445	21	43	45	45	47	244	-
Income tax contingencies [e]	36	3	-	-	-	-	-	33
Total contractual obligations	$24,960	$1,204	$2,097	$2,070	$2,062	$1,897	$15,565	$65

[a]

Excludes capital lease obligations of $2,035 million, unamortized discount of $(112) million, and market value adjustments of $15 million for debt with qualifying hedges that are recorded as liabilities on the Condensed Consolidated Statements of Financial Position. Includes an interest component of $5,003 million.

[b]	Represents total obligations, including an interest component of $945 million.
[c]

Includes locomotive maintenance contracts; purchase commitments for locomotives, ties, ballast, and rail; and agreements to purchase other goods and services. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

[d]

Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.

[e]

Reflects the liability for income tax contingencies, including interest and penalties, recorded as of June 30, 2009. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

		Jul. 1 through Dec. 31, 2009	Amount of Commitment Expiration by Dec. 31,
Other Commercial Commitments Millions of Dollars	Total		2010	2011	2012	2013	After 2013
Credit facilities [a]	$ 1,900	$ -	$ -	$ -	$ 1,900	$ -	$ -
Sale of receivables [b]	700	700	-	-	-	-	-
Guarantees [c]	429	6	37	77	22	8	279
Standby letters of credit [d]	22	7	15	-	-	-	-
Total commercial commitments	$ 3,051	$ 713	$ 52	$ 77	$ 1,922	$ 8	$ 279

[a]	None of the credit facility was used as of June 30, 2009.
[b]	$400 million of the sale of receivables program was utilized at June 30, 2009. The full program matures in August 2009.
[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.
[d]	None of the letters of credit were drawn upon as of June 30, 2009.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $700 million at both June 30, 2009 and December 31, 2008. The value of the outstanding undivided interest held by investors under the facility was $400 million and $584 million at June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009, UPRI reduced the outstanding undivided interest held by investors due to a decrease in available receivables. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $847 million and $1,015 million of accounts receivable held by UPRI at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, the value of the interest retained by UPRI was $447 million and $431 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of June 30, 2009. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for these responsibilities. The Railroad collected approximately $3.2 billion and $4.5 billion during the three months ended June 30, 2009 and 2008, respectively, and $6.7 billion and $8.6 billion during the six months ended June 30, 2009 and 2008, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $2 million and $5 million for the three months ended June 30, 2009 and 2008, respectively, and $5 million and $12 million for the six months ended June 30, 2009 and 2008, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The sale of receivables facility expires in August 2009, and we currently expect to renew the facility for a 364-day period with terms comparable to facilities of similarly situated sellers.

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

Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). FAS 167 retains the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. FAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. FAS 167 is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (FAS 166). On and after the effective date of FAS 166, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. FAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. FAS 166 is not expected to have a material impact on our financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (FAS 165). FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FAS 165 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not affect our consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not affect our consolidated financial position, results of operations, or cash flows.

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

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our 2008 Annual Report on Form 10-K, filed on February 6, 2009, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report (including this Item 2) should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Environmental Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, the Railroad received notice from the United States Department of Justice on May 8, 2008, which indicated its intent to file suit for civil penalties in connection with a March 6, 2005 derailment near Kamela, Oregon. The derailment resulted in the release of approximately 900 gallons of diesel fuel from ruptured fuel tanks of derailed refrigerator cars. Some of this fuel entered Dry Creek, a tributary to the Grande Ronde River. While the amount of the ultimate penalty is uncertain, it could exceed $100,000. Additionally, on June 9, 2009 the Oregon Department of Environmental Quality notified the Railroad that it would be seeking $40,000 in civil penalties from the Railroad under state law in connection with this incident.

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

Other Matters

None.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2009:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Apr. 1 through Apr. 30	162	$43.16	-	32,577,090
May 1 through May 31	1,170	53.32	-	32,577,090
Jun. 1 through Jun. 30	185	48.03	-	32,577,090
Total	1,517	$51.59	-	N/A

[a]

Total number of shares purchased during the quarter includes 1,517 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

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

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $10.6 billion and $10.5 billion at June 30, 2009 and December 31, 2008, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of shareholders of the Corporation was held on May 14, 2009.

(b)

At the Annual Meeting, the Corporation’s shareholders voted for the election of Andrew H. Card, Jr. (446,284,085 shares in favor; 3,424,635 shares against; 804,806 shares abstained from voting), Erroll B. Davis, Jr. (445,583,862 shares in favor; 3,925,840 shares against; 1,003,824 shares abstained from voting), Thomas J. Donohue (394,888,655 shares in favor; 54,558,742 shares against; 1,066,128 shares abstained from voting), Archie W. Dunham (446,800,474 shares in favor; 2,892,765 shares against; 820,286 shares abstained from voting), Judith Richards Hope (440,070,570 shares in favor; 9,379,590 shares against; 1,063,366 shares abstained from voting), Charles C. Krulak (446,825,426 shares in favor; 2,851,089 shares against; 837,011 shares abstained from voting), Michael R. McCarthy (446,841,621 shares in favor; 2,797,275 shares against; 874,630 shares abstained from voting), Michael W. McConnell (446,180,511 shares in favor; 3,498,698 shares against; 834,317 shares abstained from voting), Thomas F. McLarty, III (446,135,078 shares in favor; 3,546,689 shares against; 831,759 shares abstained from voting), Steven R. Rogel (423,605,327 shares in favor; 25,877,165 shares against; 1,031,033 shares abstained from voting), Jose H. Villarreal (436,727,396 shares in favor; 12,955,374 shares against; 830,755 shares abstained from voting), and James R. Young (438,118,866 shares in favor; 11,429,597 shares against; 965,063 shares abstained from voting), as directors of the Corporation. In addition, the Corporation’s shareholders voted in favor of the Audit Committee’s appointment of Deloitte & Touche LLP as the Corporation’s independent registered public accounting firm for 2009 (440,037,146 shares in favor; 9,770,915 shares against; 705,465 shares abstained from voting), and to defeat a shareholder proposal regarding reporting of political contributions (137,558,696 shares in favor; 211,533,820 shares against; 49,260,152 shares abstained from voting; 52,160,858 shares not voted by brokers).

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2009 and 2008.

12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2009 and 2008.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - James R. Young.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

101

Extensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (filed with the SEC on July 24, 2009), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income (unaudited) for the three and six month periods ending June 30, 2009 and 2008, (ii) Condensed Consolidated Statement of Financial Position (unaudited) at June 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008, (iv) Condensed Consolidated Statement of Changes in Common Shareholders’ Equity (unaudited) for the six months ended June 30, 2009 and 2008, and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

Incorporated by Reference

3(a)	By-Laws of UPC, as amended, effective May 14, 2009, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated May 15, 2009.

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

Dated: July 24, 2009

UNION PACIFIC CORPORATION

(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek

Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)