Form 10-Q
period 2009-09-30
UNION PACIFIC CORP
filed 2009-10-22
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

  ☐  Yes    ☑  No

As of October 16, 2009, there were 504,549,218 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item  1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended September 30,	2009	2008
Operating revenues:
Freight revenues	$3,471	$4,630
Other revenues	200	216
Total operating revenues	3,671	4,846
Operating expenses:
Compensation and benefits	999	1,123
Fuel	466	1,135
Purchased services and materials	403	481
Depreciation	367	348
Equipment and other rents	290	326
Other	179	218
Total operating expenses	2,704	3,631
Operating income	967	1,215
Other income (note 6)	14	23
Interest expense	(156)	(130)
Income before income taxes	825	1,108
Income taxes	(308)	(405)
Net income	$517	$703
Share and Per Share (note 8):
Earnings per share – basic	$1.03	$1.39
Earnings per share – diluted	$1.02	$1.38
Weighted average number of shares – basic	503.1	506.6
Weighted average number of shares – diluted	507.0	511.3
Dividends declared per share	$0.27	$0.27

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Nine Months Ended September 30,	2009	2008
Operating revenues:
Freight revenues	$9,832	$13,038
Other revenues	557	646
Total operating revenues	10,389	13,684
Operating expenses:
Compensation and benefits	3,045	3,356
Fuel	1,222	3,251
Purchased services and materials	1,193	1,444
Depreciation	1,067	1,034
Equipment and other rents	914	1,006
Other	558	659
Total operating expenses	7,999	10,750
Operating income	2,390	2,934
Other income (note 6)	172	67
Interest expense	(447)	(384)
Income before income taxes	2,115	2,617
Income taxes	(768)	(940)
Net income	$1,347	$1,677
Share and Per Share (note 8):
Earnings per share – basic	$2.68	$3.27
Earnings per share – diluted	$2.67	$3.24
Weighted average number of shares – basic	502.9	513.1
Weighted average number of shares – diluted	505.4	517.8
Dividends declared per share	$0.81	$0.71

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars	Sep. 30, 2009	Dec. 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,435	$1,249
Accounts receivable, net	727	594
Materials and supplies	490	450
Current deferred income taxes	299	276
Other current assets	266	244
Total current assets	3,217	2,813
Investments	1,013	974
Net properties (note 10)	37,122	35,701
Other assets	337	234
Total assets	$41,689	$39,722
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (note 11)	$2,575	$2,560
Debt due within one year (note 13)	173	320
Total current liabilities	2,748	2,880
Debt due after one year (note 13)	9,620	8,607
Deferred income taxes	10,595	10,282
Other long-term liabilities	2,297	2,506
Commitments and contingencies (note 14)
Total liabilities	25,260	24,275
Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
553,505,843 and 552,775,812 issued; 504,534,252 and 503,225,705
outstanding, respectively	1,384	1,382
Paid-in-surplus	3,960	3,949
Retained earnings	14,752	13,813
Treasury stock	(2,954)	(2,993)
Accumulated other comprehensive loss (note 9)	(713)	(704)
Total common shareholders’ equity	16,429	15,447
Total liabilities and common shareholders’ equity	$41,689	$39,722

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions of Dollars, for the Nine Months Ended September 30,	2009	2008
Operating Activities
Net income	$1,347	$1,677
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,067	1,034
Deferred income taxes and unrecognized tax benefits	314	325
Net gain on non-operating asset dispositions	(138)	(30)
Other operating activities, net	(188)	148
Changes in current assets and liabilities:
Accounts receivable, net	(133)	(228)
Materials and supplies	(40)	(116)
Other current assets	(22)	35
Accounts payable and other current liabilities	15	193
Cash provided by operating activities	2,222	3,038
Investing Activities
Capital investments	(1,831)	(2,017)
Proceeds from asset sales	154	73
Acquisition of equipment pending financing	(100)	(386)
Proceeds from sale of assets financed	-	386
Other investing activities, net	36	(65)
Cash used in investing activities	(1,741)	(2,009)
Financing Activities
Debt issued	843	1,340
Common share repurchases (note 15)	-	(1,410)
Debt repaid	(826)	(735)
Dividends paid	(408)	(344)
Other financing activities, net	96	99
Cash used in financing activities	(295)	(1,050)
Net change in cash and cash equivalents	186	(21)
Cash and cash equivalents at beginning of year	1,249	878
Cash and cash equivalents at end of period	$1,435	$857
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital lease financings	$742	$175
Cash dividends declared but not yet paid	132	132
Capital investments accrued but not yet paid	78	100
Settlement of current liabilities for debt	14	-
Cash paid for:
Interest, net of amounts capitalized	$(487)	$(414)
Income taxes	(273)	(344)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at December 31, 2007 (note 2)	552.3	(30.6)	$1,381	$3,926	$11,976	$(1,624)	$ (74)	$15,585
Comprehensive income:
Net income			-	-	1,677	-	-	1,677
Other comp. income			-	-	-	-	6	6
Total comp. income (note 9)			-	-	1,677	-	6	1,683
Conversion, stock option exercises, forfeitures, and other	0.5	3.0	1	11	-	147	-	159
Share repurchases (note 15)	-	(18.8)	-	-	-	(1,328)	-	(1,328)
Cash dividends declared ($0.71 per share)	-	-	-	-	(364)	-	-	(364)
Balance at September 30, 2008	552.8	(46.4)	$1,382	$3,937	$13,289	$(2,805)	$(68)	$15,735

Balance at December 31, 2008	552.8	(49.6)	$1,382	$3,949	$13,813	$(2,993)	$(704)	$15,447
Comprehensive income:
Net income			-	-	1,347	-	-	1,347
Other comp. loss			-	-	-	-	(9)	(9)
Total comp. income/(loss) (note 9)			-	-	1,347	-	(9)	1,338
Conversion, stock option exercises, forfeitures, and other	0.7	0.6	2	11	-	39	-	52
Cash dividends declared ($0.81 per share)	-	-	-	-	(408)	-	-	(408)
Balance at September 30, 2009	553.5	(49.0)	$1,384	$3,960	$14,752	$(2,954)	$(713)	$16,429

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

1. Basis of Presentation – Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2008, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2008 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of the results for the entire year ending December 31, 2009.

We evaluated the effects of all subsequent events through October 22, 2009, the date of this report, which is concurrent with the date we file this report with the U.S. Securities and Exchange Commission (SEC).

2. Stock Split – On May 28, 2008, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. The stock split entitled all shareholders of record at the close of business on May 12, 2008, to receive one additional share of our common stock, par value $2.50 per share, for each share of common stock held on that date. All references to common shares and per share amounts have been restated to reflect the stock split for all periods presented.

3. Operations and Segmentation – The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2009	2008	2009	2008
Agricultural	$649	$848	$1,928	$2,382
Automotive	227	324	552	1,039
Chemicals	551	659	1,563	1,916
Energy	831	1,051	2,353	2,827
Industrial Products	557	906	1,634	2,556
Intermodal	656	842	1,802	2,318
Total freight revenues	$3,471	$4,630	$9,832	$13,038
Other revenues	200	216	557	646
Total operating revenues	$3,671	$4,846	$10,389	$13,684

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2009	2008	2009	2008
Stock-based compensation, before tax:
Stock options	$ 4	$ 6	$ 14	$ 18
Retention awards	13	11	27	30
Total stock-based compensation, before tax	$ 17	$ 17	$ 41	$ 48
Total stock-based compensation, after tax	$ 10	$ 11	$ 25	$ 30
Excess tax benefits from equity compensation plans	$ 2	$ 12	$ 5	$ 52

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average assumptions used for valuation purposes:

	Nine Months Ended September 30,
Weighted-Average Assumptions	2009	2008
Risk-free interest rate	1.9%	2.8%
Dividend yield	2.3%	1.4%
Expected life (years)	5.1	5.3
Volatility	31.3%	22.2%
Weighted-average grant-date fair value of options granted	$11.33	$13.35

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

A summary of stock option activity during the nine months ended September 30, 2009 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2009	11,983	$ 40.81	5.6 yrs.	$ 108
Granted	1,865	47.28	N/A	N/A
Exercised	(511)	34.16	N/A	N/A
Forfeited or expired	(14)	56.49	N/A	N/A
Outstanding at September 30, 2009	13,323	$ 41.95	5.5 yrs.	$ 225
Vested or expected to vest at September 30, 2009	13,224	$ 41.88	5.5 yrs.	$ 224
Options exercisable at September 30, 2009	9,999	$ 38.63	4.5 yrs.	$ 199

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at September 30, 2009 are subject to performance or market-based vesting conditions.

At September 30, 2009, there was $27 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2009	2008	2009	2008
Intrinsic value of stock options exercised	$7	$38	$11	$163
Cash received from option exercises	12	17	18	79
Treasury shares repurchased for employee payroll taxes	(3)	(3)	(3)	(28)
Tax benefit realized from option exercises	2	14	4	61
Aggregate grant-date fair value of stock options vested	-	-	29	21

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2009 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	2,015	$ 49.39
Granted	980	47.28
Vested	(230)	32.01
Forfeited	(32)	51.55
Nonvested at September 30, 2009	2,733	$ 50.08

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At September 30, 2009, there was $72 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2009 grant were as follows:

2009
Dividend per share per quarter	$ 0.27
Risk-free interest rate at date of grant	1.9%

Changes in our performance retention awards during the nine months ended September 30, 2009 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	873	$ 50.70
Granted	449	47.28
Vested	(240)	43.23
Forfeited	(20)	53.75
Nonvested at September 30, 2009	1,062	$ 50.88

At September 30, 2009, there was $26 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.5 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Pension
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2009	2008	2009	2008
Service cost	$10	$8	$29	$26
Interest cost	35	35	104	101
Expected return on plan assets	(39)	(38)	(120)	(114)
Amortization of:
Prior service cost	1	1	4	4
Actuarial loss	9	3	22	6
Net periodic benefit cost	$16	$9	$39	$23

The components of our net periodic OPEB cost/(benefit) were as follows:
	OPEB
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2009	2008	2009	2008
Service cost	$-	$-	$2	$2
Interest cost	2	7	15	17
Amortization of:
Prior service credit	(14)	(9)	(31)	(26)
Actuarial loss	2	5	10	8
Net periodic benefit cost/(benefit)	$(10)	$3	$(4)	$1

Cash Contributions

For the nine months ended September 30, 2009, we have made $205 million of cash contributions to the qualified pension plan. Any additional contributions made in the fourth quarter will be based on cash generated from operations and financial market considerations. All contributions made to the qualified pension plan during the nine months ended September 30, 2009 were voluntary and were made with cash generated from operations.

6. Other Income – Other income included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2009	2008	2009	2008
Rental income	$17	$23	$56	$67
Net gain on non-operating asset dispositions	6	11	138	30
Interest income	1	4	5	16
Sale of receivables fees	(2)	(5)	(7)	(17)
Non-operating environmental costs and other	(8)	(10)	(20)	(29)
Total	$14	$23	$172	$67

In June of 2009, we completed a $118 million sale of land to the Regional Transportation District (RTD) in Colorado, resulting in a $116 million pre-tax gain. The agreement with the RTD involves a 33-mile industrial lead track in Boulder, Colorado.

7. Income Taxes – Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 1999, and the statute of limitations bars any additional tax assessments. Some interest calculations remain open back to 1986. The IRS has completed its examinations and issued notices of deficiency for tax years 1999 through 2006. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. Additionally, several state tax authorities are examining our state income tax returns for tax years 2000 through 2006.

At September 30, 2009, our liability for unrecognized tax benefits was $50 million, of which we classified a net receivable of $8 million as current, primarily in anticipation of interest refunds we expect to receive within the next 12 months.

In February of 2009, California enacted legislation that changed how corporate taxpayers determine the amount of their income subject to California tax. The change reduced our deferred tax expense by $14 million in the first quarter of 2009.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, Except Per Share Amounts	2009	2008	2009	2008
Net income	$517	$703	$1,347	$1,677
Weighted-average number of shares outstanding:
Basic	503.1	506.6	502.9	513.1
Dilutive effect of stock options	2.5	3.6	1.3	3.7
Dilutive effect of retention shares and units	1.4	1.1	1.2	1.0
Diluted	507.0	511.3	505.4	517.8
Earnings per share – basic	$1.03	$1.39	$2.68	$3.27
Earnings per share – diluted	$1.02	$1.38	$2.67	$3.24
Stock options excluded as their inclusion would be antidilutive	2.1	-	5.7	0.5

9. Comprehensive Income/(Loss) – Comprehensive income/(loss) was as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2009	2008	2009	2008
Net income	$517	$703	$1,347	$1,677
Other comprehensive income/(loss):
Defined benefit plans	-	-	(11)	(4)
Foreign currency translation	1	1	2	10
Derivatives	-	-	-	-
Total other comprehensive income/(loss) [a]	1	1	(9)	6
Total comprehensive income	$518	$704	$1,338	$1,683

[a]

Net of deferred taxes of $1 million and $2 million during the three and nine months ended September 30, 2009, respectively, and $1 million and $7 million during the three and nine months ended September 30, 2008, respectively.

The after-tax components of accumulated other comprehensive loss were as follows:

Millions of Dollars	Sep. 30, 2009	Dec. 31, 2008
Defined benefit plans	$(670)	$(659)
Foreign currency translation	(39)	(41)
Derivatives	(4)	(4)
Total	$(713)	$(704)

10. Properties

The following table lists the major categories of property and equipment, as well as the weighted-average composite depreciation rate for each category:

Millions of Dollars, Except Percentages	Sep. 30, 2009	Dec. 31, 2008	Depreciation Rate for 2009
Land	$4,857	$4,861	N/A
Road:
Rail and other track material [a]	11,824	11,366	3.6%
Ties	7,170	6,827	2.7%
Ballast	3,812	3,635	2.9%
Other [b]	12,873	12,520	2.4%
Total Road	35,679	34,348	2.9%
Equipment:
Locomotives	6,052	5,157	4.9%
Freight cars	1,950	1,985	4.2%
Work equipment and other	163	158	3.6%
Total Equipment	8,165	7,300	4.7%
Technology and other	510	468	12.1%
Construction in progress	835	938	N/A
Total properties	$50,046	$47,915	N/A
Accumulated depreciation	(12,924)	(12,214)	N/A
Net properties	$37,122	$35,701	N/A

[a]	Includes a weighted-average composite rate for rail in high-density traffic corridors, which is depreciated primarily on the basis of use as measured in gross ton-miles.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

11. Accounts Payable and Other Current Liabilities

Millions of Dollars	Sep. 30, 2009	Dec. 31, 2008
Accounts payable	$615	$629
Accrued casualty costs	382	390
Income and other taxes	373	207
Accrued wages and vacation	350	367
Dividends and interest	282	328
Equipment rents payable	92	93
Other	481	546
Total accounts payable and other current liabilities	$2,575	$2,560

12. Financial Instruments

Strategy and Risk – We may use derivative financial instruments in limited instances for other than trading purposes to assist in managing our overall exposure to fluctuations in interest rates and fuel prices. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items at inception, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. Changes in the fair value of derivative financial instruments that do not qualify for hedge accounting are charged to earnings. We may use swaps, collars, futures, and/or forward contracts to mitigate the risk of adverse movements in interest rates and fuel prices; however, the use of these derivative financial instruments may limit future benefits from favorable interest rate and fuel price movements.

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At September 30, 2009 and December 31, 2008, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in interest rates. We account for swaps as fair value hedges using the short-cut method as required by the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC); therefore, we do not record any ineffectiveness within our Condensed Consolidated Financial Statements.

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions of Dollars, Except Percentages	Sep. 30, 2009	Dec. 31, 2008
Amount of debt hedged	$250	$250
Percentage of total debt portfolio	3%	3%
Gross fair value asset position	$17	$19

We determined the fair value of our interest rate derivative based upon current fair values as quoted by recognized dealers. As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, we recognized the fair value as a Level 2 valuation. A Level 2 valuation is defined as observable market-based inputs or unobservable inputs that are corroborated by market data.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive income/loss until the hedged item affects earnings. At September 30, 2009 and December 31, 2008, we had reductions of $4 million recorded as an accumulated other comprehensive income/loss that is being amortized on a straight-line basis through September 30, 2014. As of September 30, 2009 and December 31, 2008, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the nine months ended:

Millions of Dollars	Sep. 30, 2009	Sep. 30, 2008
Decrease in interest expense from interest rate hedging	$6	$2
Decrease in fuel expense from fuel derivatives	-	1
Increase in pre-tax income	$6	$3

Fair Value of Debt Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At September 30, 2009, the fair value of total debt was $11.1 billion, approximately $1.3 billion more than the carrying value. At December 31, 2008, the fair value of total debt was $8.7 billion, approximately $247 million less than the carrying value. At September 30, 2009 and December 31, 2008, approximately $320 million of fixed-rate debt securities contained call provisions that allowed us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million and $700 million at September 30, 2009 and December 31, 2008, respectively. The value of the outstanding undivided interest held by investors under the facility was $400 million and $584 million at September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009, UPRI reduced the outstanding undivided interest held by investors due to a decrease in available receivables. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $921 million and $1,015 million of accounts receivable held by UPRI at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, the value of the interest retained by UPRI was $521 million and $431 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of September 30, 2009. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for these responsibilities. The Railroad collected approximately $3.4 billion and $4.7 billion during the three months ended September 30, 2009 and 2008, respectively, and $10.1 billion and $13.3 billion during the nine months ended September 30, 2009 and 2008, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $2 million and $5 million for the three months ended September 30, 2009 and 2008, respectively, and $7 million and $17 million for the nine months ended September 30, 2009 and 2008, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

In August 2009, the sale of receivables facility was renewed for an additional 364-day period at comparable terms and conditions, although the capacity to sell undivided interests was reduced from $700 million to $600 million.

13. Debt

Credit Facilities – At September 30, 2009, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the nine months ended September 30, 2009. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires us to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At September 30, 2009 and December 31, 2008 (and at all times during the first, second, and third quarters), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2009, the debt-to-net-worth coverage ratio allowed us to carry up to $33 billion of debt (as defined in the facility), and we had $10.7 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

At September 30, 2009, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility. During the nine months ended September 30, 2009, we issued $100 million of commercial paper and repaid $200 million.

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

We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time. At September 30, 2009, we had remaining authority from our Board of Directors to issue up to $2.25 billion of debt securities under our shelf registration.

As of September 30, 2009 and December 31, 2008, we have reclassified as long-term debt approximately $320 million and $400 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

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

On October 15, 2009, we entered into a capital lease agreement for 44 locomotives with a total equipment cost of $100 million. The lessor purchased the 44 locomotives from the Corporation and subsequently leased the locomotives back to the Railroad. These capital lease obligations will be reported in our Consolidated Statements of Financial Position as debt at December 31, 2009.

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 86% of the recorded liability related to asserted claims, and approximately 14% related to unasserted claims at September 30, 2009. Cost estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2009	2008
Beginning balance	$621	$593
Accruals	99	162
Payments	(126)	(123)
Ending balance at September 30	$594	$632
Current portion, ending balance at September 30	$185	$204

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

Our asbestos-related liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2009	2008
Beginning balance	$213	$265
Accruals	-	-
Payments	(8)	(9)
Ending balance at September 30	$205	$256
Current portion, ending balance at September 30	$12	$11

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at September 30, 2009 and December 31, 2008.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We identified 318 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 32 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At September 30, 2009, approximately 13% of our environmental liability was discounted at 3.59%, while approximately 13% of our environmental liability was discounted at 3.53% at December 31, 2008.

Our environmental liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2009	2008
Beginning balance	$209	$209
Accruals	26	34
Payments	(35)	(35)
Ending balance at September 30	$200	$208
Current portion, ending balance at September 30	$60	$58

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

Guarantees – At September 30, 2009, we were contingently liable for $423 million in guarantees. We have recorded a liability of $4 million for the fair value of these obligations as of both September 30, 2009, and December 31, 2008. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

15. Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 40 million shares of Union Pacific Corporation common stock through the end of 2009. On May 1, 2008, our Board of Directors authorized the repurchase of an additional 40 million common shares by March 31, 2011. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. During the nine months ended September 30, 2009, we did not repurchase shares under this program. During the three and nine months ended September 30, 2008, we repurchased approximately 5.9 million and 18.8 million shares, respectively, under this program at an aggregate purchase price of approximately $445 million and $1,328 million, respectively.

Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

16. Accounting Pronouncements – In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (FAS 166). On and after the effective date of FAS 166, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. FAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are in the process of evaluating the impact FAS 166 may have on our consolidated financial position, results of operations, and cash flow.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). FAS 167 retains the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. FAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are in the process of evaluating the impact FAS 167 may have on our consolidated financial position, results of operations, and cash flow.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 did not affect our consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (FAS 165) (codified as FASB ASC 855-10-50). FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FAS 165 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not affect our consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (codified as FASB ASC 820-10-50). This FSP amends FASB Statement No. 107, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not affect our consolidated financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2009 Compared to

Three and Nine Months Ended September 30, 2008

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2008 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first nine months of 2009.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.02 per diluted share on net income of $517 million in the third quarter of 2009 compared to earnings of $1.38 per diluted share on net income of $703 million for the third quarter of 2008. Year-to-date, net income was $1.3 billion versus $1.7 billion for the same period in 2008. Freight revenues (excluding fuel surcharges) declined $569 million in the third quarter compared to the same period of 2008 driven by a 15% reduction in volume levels. Economic conditions continued to impact demand for our services across most market sectors. Hurricanes Gustav and Ike, which hit the Gulf Coast area in September 2008, impacted third quarter 2008 business levels, thus favorably affecting year-over-year volume comparisons for the quarter.

Consistent with the second quarter, we continued Corporation-wide efforts to improve efficiency and reduce costs, in addition to adjusting our resources to reflect demand levels. As of September 30, 2009, we have stored approximately 1,800 road locomotives and 53,500 freight cars. Additionally, these demand-driven resource adjustments and our productivity initiatives combined to reduce our workforce by 11% compared to the third quarter 2008. These actions coupled with continued pricing gains, improved productivity, and lower fuel prices partially offset the impact of the volume decline.

Operationally, we improved network fluidity versus the third quarter of 2008. As reported to the Association of American Railroads (AAR), average train speed improved 16% during the third quarter of 2009 compared to 2008. Lower volume levels, network management initiatives, and continued focus on enhancing terminal processing all contributed to the improvement.

Operating Revenues

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions of Dollars	2009	2008	Change	2009	2008	Change
Freight revenues	$3,471	$4,630	(25)%	$9,832	$13,038	(25)%
Other revenues	200	216	(7)	557	646	(14)
Total	$3,671	$4,846	(24)%	$10,389	$13,684	(24)%

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

Freight revenues and volume levels for all six commodity groups decreased during the third quarter and year-to-date period of 2009, reflecting adverse economic conditions. We experienced the largest declines in automotive and industrial products. Lower fuel surcharges due to lower fuel prices also reduced freight revenues in the third quarter and year-to-date period of 2009 compared to 2008. ARC decreased 12% and 7% during the third quarter and year-to-date period driven by lower fuel cost recoveries, which were partially offset by core pricing gains. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic, which is described below in more detail.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $160 million and $391 million in freight revenues in the third quarter and year-to-date period of 2009, compared to $750 million and $1.8 billion in the same periods of 2008, respectively. Declines in both fuel prices and volume levels drove the lower fuel surcharge amounts in both periods. Additionally, fuel surcharge revenue is not entirely comparable to prior periods due to implementation of new mileage-based fuel surcharge programs. In April 2007, we converted regulated traffic, which represents approximately 20% of our current revenue base, to mileage-based fuel surcharge programs. In addition, we continue to convert portions of our non-regulated traffic to mileage-based fuel surcharge programs. We also reset the base fuel price at which the new mileage-based fuel surcharges take effect. The resetting of the fuel price at which the fuel surcharge begins, in conjunction with rebasing the affected transportation rates to include a portion of what had been in the fuel surcharge, did not materially change our freight revenue as higher base rates offset lower fuel surcharge revenue.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions of Dollars	2009	2008	Change	2009	2008	Change
Agricultural	$649	$848	(23)%	$1,928	$2,382	(19)%
Automotive	227	324	(30)	552	1,039	(47)
Chemicals	551	659	(16)	1,563	1,916	(18)
Energy	831	1,051	(21)	2,353	2,827	(17)
Industrial Products	557	906	(39)	1,634	2,556	(36)
Intermodal	656	842	(22)	1,802	2,318	(22)
Total	$3,471	$4,630	(25)%	$9,832	$13,038	(25)%

Revenue Carloads	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Thousands	2009	2008	Change	2009	2008	Change
Agricultural	215	243	(12)%	630	719	(12)%
Automotive	124	153	(19)	314	517	(39)
Chemicals	202	224	(10)	570	690	(17)
Energy	531	615	(14)	1,522	1,758	(13)
Industrial Products	235	329	(29)	686	979	(30)
Intermodal	728	834	(13)	2,012	2,441	(18)
Total	2,035	2,398	(15)%	5,734	7,104	(19)%

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Average Revenue per Car	2009	2008	Change	2009	2008	Change
Agricultural	$3,026	$3,486	(13)%	$3,062	$3,314	(8)%
Automotive	1,827	2,114	(14)	1,759	2,010	(12)
Chemicals	2,730	2,951	(7)	2,742	2,778	(1)
Energy	1,564	1,709	(8)	1,546	1,608	(4)
Industrial Products	2,367	2,747	(14)	2,381	2,609	(9)
Intermodal	901	1,010	(11)	896	950	(6)
Average	$1,706	$1,931	(12)%	$1,715	$1,835	(7)%

Agricultural Products – Lower volume and fuel surcharges decreased agricultural freight revenue in the third quarter and nine-month period of 2009 versus 2008. Price improvements partially offset these declines. Declines in export and domestic markets lowered shipments of corn and feed grains by 15% and 21% in the third quarter and year-to-date period of 2009 compared to 2008. Lower worldwide demand also reduced export shipments of wheat and food grains in the third quarter and year-to-date period of 2009 compared to the same periods of 2008.

Automotive – A 28% and 6% decline in shipments of finished vehicles and auto parts, respectively, combined with lower fuel surcharges reduced freight revenue in the third quarter of 2009 compared to 2008. Year-to-date, shipments of finished vehicles and auto parts declined 45% and 31%, respectively, compared to 2008 due to the impact of economic conditions that led to weaker sales and reduced vehicle production. Although the federal Car Allowance Rebate System program (aka “cash for clunkers”) helped stimulate vehicle sales and shipments in the third quarter of 2009, production cuts and soft demand more than offset the program’s benefits.

Chemicals – Reduced volume levels and fuel surcharges decreased freight revenue from chemical shipments in the third quarter and nine-month period of 2009 versus the same periods of 2008. Pricing improvements partially offset these declines. Weak market conditions reduced shipments of liquid and dry chemicals in the third quarter and year-to-date period of 2009 compared to 2008, with volume levels down 11% and 21%, respectively. In addition, high inventories, production curtailments, and delayed purchases combined to reduce fertilizer shipments in the third quarter and nine-month period of 2009 by 24% and 34%, respectively. Additionally, business interruptions resulting from Hurricanes Gustav and

Ike lowered volume levels in the third quarter of 2008, contributing to a more favorable year-over-year comparison.

Energy – Lower volume and fuel surcharges reduced freight revenue from energy shipments in the third quarter and year-to-date period of 2009 versus the same periods of 2008. Price increases partially offset these declines. Shipments from the Southern Powder River Basin of Wyoming (SPRB) and the Colorado and Utah mines decreased 13% and 22%, respectively, in the third quarter of 2009 compared to 2008. Year-to-date, shipments from the SPRB and the Colorado and Utah mines were down 13% and 27%, respectively, compared to 2008. Higher coal inventories and continued weakness in the economy resulted in reduced demand at our utility customers, resulting in lower volumes. Production problems at the Colorado and Utah mines and the loss of SPRB customer contracts also contributed to the volume declines.

Industrial Products – Reduced volume and fuel surcharges resulted in lower freight revenue from industrial products shipments in the third quarter and nine-month period of 2009 versus the same periods of 2008. Price improvements partially offset these declines. Weak demand and inventory reductions resulting from the economic downturn drove a 57% decline in steel shipments in both the third quarter and nine-month period of 2009 compared to 2008. The continued weakness in the housing market, surplus production, and overall market uncertainty resulted in lower lumber, paper, and newsprint shipments in the third quarter and year-to-date period of 2009 versus 2008. In addition, cement and stone shipments declined in both periods due to both high inventories and weak commercial and residential construction activity.

Intermodal – Decreased volumes and fuel surcharges reduced freight revenue from intermodal shipments in the third quarter and year-to-date period of 2009 versus the same periods of 2008, partially offset by pricing gains. Volume from international traffic decreased 25% and 28%, respectively, in the third quarter and nine-month period of 2009 compared to 2008, reflecting the recessionary economy, continued weak imports from Asia, and diversions to non-UPRR served ports. Additionally, continued weakness in the domestic housing and automotive sectors translated into weak demand in large sectors of the international intermodal market, which also contributed to the volume declines. Conversely, domestic traffic increased 9% and 1%, respectively, in the third quarter and nine-month period of 2009 compared to 2008. A new contract with an existing customer, which included additional shipments, was executed in the second quarter of 2009 and more than offset the impact of weak market conditions in the third quarter 2009.

Mexico Business – Each of our commodity groups include revenue from shipments to and from Mexico. Revenue from Mexico business decreased 28% in the third quarter of 2009 versus 2008 to $302 million. Volume declined in five of our six commodity groups, down 15% in the third quarter of 2009, driven by a 30% reduction in industrial products shipments and an 18% decline in both agricultural and intermodal shipments. Year-to-date, revenue decreased 30% versus 2008 to $859 million, driven by volume declines of 24% versus 2008.

Operating Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions of Dollars	2009	2008	Change	2009	2008	Change
Compensation and benefits	$999	$1,123	(11)%	$3,045	$3,356	(9)%
Fuel	466	1,135	(59)	1,222	3,251	(62)
Purchased services and materials	403	481	(16)	1,193	1,444	(17)
Depreciation	367	348	5	1,067	1,034	3
Equipment and other rents	290	326	(11)	914	1,006	(9)
Other	179	218	(18)	558	659	(15)
Total	$2,704	$3,631	(26)%	$7,999	$10,750	(26)%

Operating expenses decreased $927 million and $2.8 billion in the third quarter and nine-month period of 2009 versus the comparable periods in 2008. Our fuel price per gallon declined 49% and 51% during the third quarter and year-to-date period, decreasing operating expenses by $442 million and $1.2 billion, compared to 2008. Cost savings from lower volume, productivity improvements, and better resource utilization also decreased operating expenses in both periods. In addition, lower casualty expense primarily driven by improved trends in safety performance decreased operating expenses in the year-to-date period. Conversely, wage and benefit inflation partially offset these reductions.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Lower volume and productivity initiatives led to 11% and 10% declines in our workforce in the third quarter and year-to-date period of 2009 compared to 2008, saving $150 million and $406 million, respectively. Conversely, general wage and benefit inflation increased expenses in the third quarter and year-to-date period, partially offsetting these savings.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Lower diesel fuel prices, which averaged $1.87 and $1.65 per gallon (including taxes and transportation costs) in the third quarter and nine-month period of 2009 compared to $3.70 and $3.36 per gallon in the same periods in 2008, reduced expenses by $442 million and $1.2 billion. Volume, as measured by gross ton-miles, decreased 17% and 19% in the third quarter and nine-month period versus 2008, lowering expenses by $180 million and $592 million, respectively, compared to 2008. Our fuel consumption rate improved 2% and 5% in the third quarter and nine-month period, respectively, resulting in $23 million and $134 million of cost savings versus 2008. Newer, more fuel efficient locomotives; increased use of distributed locomotive power; our fuel conservation programs; and improved network operations drove the improvement.

Purchased Services and Materials – Purchased services and materials expense includes the costs of services purchased from outside contractors; materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Contract services expense (including equipment maintenance) decreased $36 million in the third quarter of 2009 versus 2008 due to lower volume levels and a favorable year-over-year comparison due to expenses resulting from the September 2008 hurricanes. In addition, lower volume levels drove cost reductions of $13 million in transportation and lodging costs and $6 million in expenses associated with operating jointly owned facilities in the third quarter of 2009 versus 2008. Year-to-date, contract services expense (including equipment maintenance), transportation and lodging costs, and expenses associated with operating jointly owned facilities decreased $135 million, $46 million and $24 million, respectively, versus the same period of 2008. In addition, we performed fewer locomotive and freight car repairs as a result of lower volumes and having portions these fleets stored, which reduced related materials expenses by $27 million and $58 million during the third quarter and year-to-date period of 2009 versus 2008. Clean-up and restoration expenses related to the January 2008 Cascade mudslide, June 2008 Midwest flooding, and September 2008 hurricanes also increased expenses in the nine-month period of 2008, creating a favorable year-over-year comparison.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the third quarter and year-to-date period of 2009. Lower depreciation rates for rail and other track material offset most of the increase. The lower rates, which became effective January 1, 2009, resulted from longer asset lives as determined by service life studies and reduced track usage (based on lower gross ton-miles). Costs also increased $15 million and $20 million, respectively, in the third quarter and year-to-date period of 2009 due to the restructuring of equipment leases (see further discussion in this Item 2 under Liquidity and Capital Resources – Financing Activities).

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Fewer shipments of industrial products and intermodal containers primarily contributed to the $14 million and $62 million reductions in our short-term freight car rental expense in the third quarter and nine-month period of 2009 versus 2008. In addition, the restructuring of equipment leases reduced locomotive lease expense by $22 million and $30 million in the third quarter and nine-month period of 2009 compared to 2008 (see further discussion in this Item 2 under Liquidity and Capital Resources – Financing Activities). Lower lease expense for freight cars, intermodal containers, and fleet vehicles also decreased costs in both periods.

Other – Other expenses include personal injury, freight and property damage, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Other costs were lower in the third quarter and nine-month period of 2009 compared to 2008, driven by a decrease in expenses for freight and property damages, employee travel, and utilities. In addition, a lower receivable reserve requirement due to improved collection rates drove lower bad debt expense in the third quarter of 2009 compared to 2008. Other costs were also lower in the nine-month period of 2009 compared to 2008 driven by a reduction in personal injury expense. We completed actuarial studies in both the second quarter 2009 and 2008, which resulted in a net reduction of $38 million in personal injury expense in the year-to-date period versus 2008, reflecting improvements in our safety experience and lower estimated costs to resolve claims. Conversely, higher property taxes partially offset these lower costs in the third quarter and year-to-date period of 2009 versus 2008.

Non-Operating Items

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions of Dollars	2009	2008	Change	2009	2008	Change
Other income	$14	$23	(39)%	$172	$67	157%
Interest expense	(156)	(130)	20	(447)	(384)	16
Income taxes	(308)	(405)	(24)	(768)	(940)	(18)

Other Income – Other income decreased in the third quarter of 2009 compared to 2008 due to less gains from real estate sales, reduced rental and licensing income, and lower returns on cash investments, reflecting lower interest rates. Lower interest expense on our sale of receivables program, resulting from lower interest rates and a lower outstanding balance, partially offset these increases. Conversely, other income increased in the year-to-date period primarily due to higher gains from real estate sales, which included the $116 million pre-tax gain from a land sale to the Regional Transportation District (RTD) in Colorado.

Interest Expense – Interest expense increased in the third quarter and year-to-date period of 2009 versus 2008 due to higher weighted-average debt levels. In the third quarter, the weighted-average debt level was $9.9 billion (including the restructuring of equipment leases in May of 2009), compared to $8.4 billion in 2008. Year-to-date, the weighted-average debt level was $9.5 billion compared to $8.2 billion in 2008. Our effective interest rate was 6.3% in both the third quarter and year-to-date period of 2009, compared to 6.2% and 6.3% in the third quarter and nine-month period of 2008.

Income Taxes – Income taxes were lower in the third quarter and year-to-date period of 2009 compared to 2008, driven by lower pre-tax income. Our effective tax rates for the third quarter and year-to-date period of 2009 were 37.3% and 36.3%, compared to 36.6% and 35.9% for the corresponding periods of 2008.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the AAR, including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended September 30,		%		Nine Months Ended September 30,		%
	2009	2008	Change		2009	2008	Change
Average train speed (miles per hour)	27.4	23.7	16%		27.3	22.9	19%
Average terminal dwell time (hours)	24.5	24.4	- %		24.4	24.7	(1)%
Average rail car inventory (thousands)	281.5	300.4	(6)%		283.2	303.3	(7)%
Gross ton-miles (billions)	218.8	262.4	(17)%		626.2	776.7	(19)%
Revenue ton-miles (billions)	124.0	145.8	(15)%		355.7	427.4	(17)%
Operating ratio	73.7	74.9	(1.2) pt	s	77.0	78.6	(1.6) pt	s
Employees (average)	43,248	48,324	(11)%		43,989	48,697	(10)%
Customer satisfaction index	88	83	5 pt	s	87	82	5 pt	s

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Lower volume levels, ongoing network management initiatives, and productivity improvements contributed to 16% and 19% improvements in average train speed during the third quarter and nine-month period of 2009 compared to 2008.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time was flat in the third quarter and improved 1% during the year-to-date period of 2009 compared to 2008. Lower volumes combined with initiatives to more timely deliver rail cars to our interchange partners and customers improved dwell time in the year-to-date period.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross and revenue-ton-miles decreased 17% and 15% in the third quarter of 2009 compared to 2008 due to a 15% decrease in carloads. Year-to-date, gross and revenue-ton-miles decreased 19% and 17% compared to 2008, due to a 19% decrease in carloads. Commodity mix changes (notably automotive shipments, which were 39% lower in the year-to-date period of 2009 compared to 2008) drove the difference in declines between gross ton-miles and revenue ton-miles.

Operating Ratio – Operating ratio is defined as our operating expense as a percentage of operating revenues. Our operating ratio improved 1.2 points to 73.7% in the third quarter of 2009 compared to 2008 and 1.6 points to 77.0% in the nine-month period of 2009 versus 2008. Price increases, lower fuel prices, network management initiatives, and improved productivity drove the improvements and more than offset the impact of the significant volume declines.

Employees – Productivity initiatives and lower volumes reduced employee levels 11% and 10% throughout the Company in the third quarter and nine-month period of 2009 versus 2008. Fewer train and engine personnel due to lower volumes and network initiatives, combined with improved productivity within the support organizations, contributed to the lower full-time equivalent force levels.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvements in survey results for the third quarter and year-to-date period of 2009 generally reflect customer recognition of our service.

Debt to Capital / Adjusted Debt to Capital

	Sep. 30,	Dec. 31,
Millions of Dollars, Except Percentages	2009	2008
Debt (a)	$9,793	$8,927
Equity	16,429	15,447
Capital (b)	$26,222	$24,374
Debt to capital (a/b)	37.3%	36.6%

	Sep. 30,	Dec. 31,
Millions of Dollars, Except Percentages	2009	2008
Debt	$9,793	$8,927
Net present value of operating leases	3,604	3,690
Value of sold receivables	400	584
Unfunded pension and OPEB	733	733
Adjusted debt (a)	$14,530	$13,934
Equity	16,429	15,447
Adjusted capital (b)	$30,959	$29,381
Adjusted debt to capital (a/b)	46.9%	47.4%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 6.3% at September 30, 2009 and 8.0% at December 31, 2008. The lower discount rate reflects changes to interest rates and our current financing costs. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide a reconciliation from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows	Nine Months Ended September 30,
Millions of Dollars	2009	2008
Cash provided by operating activities	$2,222	$3,038
Cash used in investing activities	(1,741)	(2,009)
Cash used in financing activities	(295)	(1,050)
Net change in cash and cash equivalents	$186	$(21)

Cash Provided by Operating Activities – Lower net income in the first nine months of 2009, higher voluntary pension contributions of $205 million, a reduction in the outstanding balance of our accounts receivable securitization program of $184 million, and changes to, and timing of, working capital combined to decrease cash provided by operating activities compared to 2008.

Cash Used in Investing Activities – Lower capital investments and higher proceeds from asset sales drove the decrease in cash used in investing activities, partially offset by an increase from 2008 of the number of locomotives purchased but pending financing.

The table below details cash capital investment:

	Nine Months Ended September 30,
Millions of Dollars	2009	2008
Road infrastructure	$1,289	$1,320
Locomotives and freight cars	255	127
Capacity and commercial facilities	215	476
Technology and other	72	94
Total	$1,831	$2,017

Cash Used in Financing Activities – Cash used in financing activities decreased in the first nine months of 2009 versus 2008 due to a decrease of $1.4 billion in the repurchase of common shares, partially offset by lower new debt issuances of $497 million, by higher debt repayments of $91 million, and increased dividends. In addition, the restructuring of equipment leases resulted in receipt of $87 million in cash consideration, further contributing to the decrease (see further discussion in this Item 2 under Liquidity and Capital Resources – Financing Activities).

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

	Nine Months Ended September 30,
Millions of Dollars	2009	2008
Cash provided by operating activities	$2,222	$3,038
Cash used in investing activities	(1,741)	(2,009)
Dividends paid	(408)	(344)
Free cash flow	$73	$685

Capital Plan

In April 2009, we reduced our projection for capital expenditures for the year to approximately $2.6 billion from $2.8 billion in response to economic conditions and lower revenue. These capital investments may be further adjusted up or down in response to business conditions or regulatory or other developments. In response to rail safety legislation that mandates installation of positive train control by the end of 2015, we are currently planning on allocating approximately $200 million of our 2010 capital expenditures on the implementation of positive train control.

Financing Activities

Credit Facilities – At September 30, 2009, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the nine months ended September 30, 2009. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires us to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At September 30, 2009 and December 31, 2008 (and at all times during the first, second, and third quarters), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2009, the debt-to-net-worth coverage ratio allowed us to carry up to $33 billion of debt (as defined in the facility), and we had $10.7 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

At September 30, 2009, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility. During the nine months ended September 30, 2009, we issued $100 million of commercial paper and repaid $200 million.

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

We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time. At September 30, 2009, we had remaining authority from our Board of Directors to issue up to $2.25 billion of debt securities under our shelf registration.

As of September 30, 2009 and December 31, 2008, we have reclassified as long-term debt approximately $320 million and $400 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

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

On October 15, 2009, we entered into a capital lease agreement for 44 locomotives with a total equipment cost of $100 million. The lessor purchased the 44 locomotives from the Corporation and subsequently leased the locomotives back to the Railroad. These capital lease obligations will be reported in our Consolidated Statements of Financial Position as debt at December 31, 2009.

Share Repurchase Program – On January 30, 2007, our Board of Directors authorized the repurchase of up to 40 million shares of Union Pacific Corporation common stock through the end of 2009. On May 1, 2008, our Board of Directors authorized the repurchase of an additional 40 million common shares by March 31, 2011. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. During the nine months ended September 30, 2009, we did not repurchase shares under this program. During the three and nine months ended September 30, 2008, we repurchased approximately 5.9 million and 18.8 million shares, respectively, under this program at an aggregate purchase price of approximately $445 million and $1,328 million, respectively. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

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

The following tables identify material obligations and commitments as of September 30, 2009:

		Oct. 1 through Dec. 31, 2009	Payments Due by Dec. 31,
Contractual Obligations Millions of Dollars	Total		2010	2011	2012	2013	After 2013	Other
Debt [a]	$12,733	$87	$846	$896	$1,106	$969	$8,829	$-
Operating leases	5,206	72	539	527	449	397	3,222	-
Capital lease obligations [b]	2,892	46	281	280	239	246	1,800	-
Purchase obligations [c]	2,871	148	384	327	238	247	1,495	32
Other postretirement benefits [d]	434	10	43	45	45	47	244	-
Income tax contingencies [e]	50	1	(9)	-	-	-	-	58
Total contractual obligations	$24,186	$364	$2,084	$2,075	$2,077	$1,906	$15,590	$90

[a]

Excludes capital lease obligations of $1,989 million, unamortized discount of $(111) million, and market value adjustments of $17 million for debt with qualifying hedges that are recorded as liabilities on the Condensed Consolidated Statements of Financial Position. Includes an interest component of $4,835 million.

[b]	Represents total obligations, including an interest component of $903 million.
[c]

Includes locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

[d]

Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.

[e]

Reflects the liability for income tax contingencies, including interest and penalties, recorded as of September 30, 2009. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

		Oct. 1 through Dec. 31, 2009	Amount of Commitment Expiration by Dec. 31,
Other Commercial Commitments Millions of Dollars	Total		2010	2011	2012	2013	After 2013
Credit facilities [a]	$1,900	$-	$-	$-	$1,900	$-	$-
Sale of receivables [b]	600	-	600	-	-	-	-
Guarantees [c]	423	2	33	77	24	8	279
Standby letters of credit [d]	22	7	15	-	-	-	-
Total commercial commitments	$2,945	$9	$648	$77	$1,924	$8	$279

[a]	None of the credit facility was used as of September 30, 2009.
[b]	$400 million of the sale of receivables program was utilized at September 30, 2009. The full program matures in August 2010.
[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.
[d]	None of the letters of credit were drawn upon as of September 30, 2009.

Sale of Receivables – The Railroad transfers most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million and $700 million at September 30, 2009 and December 31, 2008, respectively. The value of the outstanding undivided interest held by investors under the facility was $400 million and $584 million at September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009, UPRI reduced the outstanding undivided interest held by investors due to a decrease in available receivables. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $921 million and $1,015 million of accounts receivable held by UPRI at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, the value of the interest retained by UPRI was $521 million and $431 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of September 30, 2009. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for these responsibilities. The Railroad collected approximately $3.4 billion and $4.7 billion during the three months ended September 30, 2009 and 2008, respectively, and $10.1 billion and $13.3 billion during the nine months ended September 30, 2009 and 2008, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $2 million and $5 million for the three months ended September 30, 2009 and 2008, respectively, and $7 million and $17 million for the nine months ended September 30, 2009 and 2008, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

In August 2009, the sale of receivables facility was renewed for an additional 364-day period at comparable terms and conditions, although the capacity to sell undivided interests was reduced from $700 million to $600 million.

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

Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (FAS 166). On and after the effective date of FAS 166, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. FAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are in the process of evaluating the impact FAS 166 may have on our consolidated financial position, results of operations, and cash flow.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). FAS 167 retains the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. FAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are in the process of evaluating the impact FAS 167 may have on our consolidated financial position, results of operations, and cash flow.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 did not affect our consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (FAS 165) (codified as FASB Accounting Standards Codification (ASC) 855-10-50). FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FAS 165 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not affect our consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (codified as FASB ASC 820-10-50). This FSP amends FASB Statement No. 107, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not affect our consolidated financial position, results of operations, or cash flows.

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

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-

looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our 2008 Annual Report on Form 10-K, filed on February 6, 2009, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report (including this Item 2) should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Environmental Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, the Railroad received notice from the Army Corps of Engineers (the Corps) that, during its construction efforts to restore service to the Caliente Subdivision after severe flooding in January 2005, the Railroad may have exceeded its authority under emergency authorizations and permits issued by the Corps. Subsequently, the Corps referred the matter to the EPA. On August 6, 2009, the Railroad entered into a Consent Decree with the United States and agreed to resolve all of the government’s remaining claims concerning this matter. Under the terms of the Consent Decree, the Railroad will pay a civil penalty of $800,000. Additionally, the Railroad will pay the sum of $98,000 to the Tri-County Weed Program (Nevada) for weed eradication, as compensatory mitigation for the disturbance of alleged jurisdictional areas during the Railroad’s restoration of its rail line which are not otherwise addressed under the Consent Decree. The Railroad also agreed to perform certain site restoration activities, virtually all of which have been completed, and will monitor and maintain restored vegetation and stream functions for a period of between 5 and 7 years. The Court entered the Consent Decree on September 24, 2009.

As we reported in our Annual Report on Form 10-K for 2005, the EPA considers the Railroad a potentially responsible party for the Omaha Lead Site. The Omaha Lead Site consists of approximately 25 square miles of residential property in the eastern part of Omaha, Nebraska, allegedly impacted by air emissions from two former lead smelters/refineries. One refinery was operated by ASARCO. The EPA identified the Railroad as a potentially responsible party because more than 60 years ago the Railroad owned land that was leased to ASARCO. The Railroad disputes both the legal and technical basis of the EPA’s allegations. It has nonetheless engaged in extensive negotiations with the EPA. These negotiations reached an apparent impasse. The EPA issued a Unilateral Administrative Order with an effective date of December 16, 2005, directing the Railroad to implement an interim remedy at the site at an estimated cost of $50 million. Failure to comply with the order without just cause could subject the Railroad to penalties of up to $32,500 per day and triple the EPA’s costs in performing the work. The Railroad believes it has just cause not to comply with the order, but it offered to perform some of the work specified in the order as a compromise. To date, the EPA has rejected all of the Railroad’s offers to settle or resolve this matter. The Railroad will vigorously contest liability and the imposition of any penalties. On August 5, 2009, the Railroad received a Special Notice Letter from EPA directing us to perform environmental remediation at approximately 9,000 yards in Omaha and to take other remedial measures as part of a final remedy. The Railroad continues to contest its purported liability for these costs but has submitted an offer to the EPA to attempt to negotiate a resolution of the matter.

We receive notices from the EPA and state environmental agencies from time to time alleging that we are or may be liable under federal or state environmental laws for remediation costs at various sites throughout the United States, including sites on the Superfund National Priorities List or state superfund lists. We cannot predict the ultimate impact of these proceedings and suits because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs.

Other Matters

None.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2009:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Jul. 1 through Jul. 31	6,116	$58.17	-	32,577,090
Aug. 1 through Aug. 31	13,231	60.73	-	32,577,090
Sep. 1 through Sep. 30	12,086	63.12	-	32,577,090
Total	31,433	$61.15	-	N/A

[a]

Total number of shares purchased during the quarter includes 31,433 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

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

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $11.1 billion and $10.5 billion at September 30, 2009 and December 31, 2008, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

10	Union Pacific Corporation 2004 Stock Incentive Plan, originally effective as of April 16, 2004, as amended, effective as of September 23, 2009.

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2009 and 2008.

12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2009 and 2008.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - James R. Young.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

101

Extensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (filed with the SEC on October 22, 2009), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income (unaudited) for the three and nine month periods ending September 30, 2009 and 2008, (ii) Condensed Consolidated Statements of Financial Position (unaudited) at September 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2008, (iv) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (unaudited) for the nine months ended September 30, 2009 and 2008, and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

Dated: October 22, 2009

UNION PACIFIC CORPORATION

(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)