Form 10-Q
period 2010-03-31
UNION PACIFIC CORP
filed 2010-04-23
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

☐  Yes     ☑  No

As of April 16, 2010, there were 506,122,839 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2010	2009
		(Adjusted)*
Operating revenues:
Freight revenues	$3,755	$3,240
Other revenues	210	175
Total operating revenues	3,965	3,415
Operating expenses:
Compensation and benefits	1,059	1,070
Fuel	583	386
Purchased services and materials	432	404
Depreciation	367	341
Equipment and other rents	290	317
Other	246	226
Total operating expenses	2,977	2,744
Operating income	988	671
Other income (Note 7)	1	23
Interest expense	(155)	(141)
Income before income taxes	834	553
Income taxes	(318)	(191)
Net income	$516	$362
Share and Per Share (Note 9):
Earnings per share – basic	$1.02	$0.72
Earnings per share – diluted	$1.01	$0.72
Weighted average number of shares – basic	504.5	502.7
Weighted average number of shares – diluted	508.7	504.6
Dividends declared per share	$0.27	$0.27

* Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts	Mar. 31, 2010	Dec. 31, 2009
		(Adjusted)*
Assets
Current assets:
Cash and cash equivalents	$1,753	$1,850
Accounts receivable, net (Note 2)	1,218	666
Materials and supplies	506	475
Current deferred income taxes	355	339
Other current assets	280	350
Total current assets	4,112	3,680
Investments	1,036	1,036
Net properties (Note 11)	37,301	37,202
Other assets	263	266
Total assets	$42,712	$42,184
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$2,670	$2,470
Debt due within one year (Note 14)	239	212
Total current liabilities	2,909	2,682
Debt due after one year (Note 14)	9,480	9,636
Deferred income taxes	11,116	11,044
Other long-term liabilities	1,994	2,021
Commitments and contingencies (Note 15)
Total liabilities	25,499	25,383
Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
553,967,438 and 553,497,981 issued; 506,104,823 and 505,039,952
outstanding, respectively	1,385	1,384
Paid-in-surplus	3,959	3,968
Retained earnings	15,406	15,027
Treasury stock	(2,889)	(2,924)
Accumulated other comprehensive loss (Note 10)	(648)	(654)
Total common shareholders’ equity	17,213	16,801
Total liabilities and common shareholders’ equity	$42,712	$42,184

* Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended March 31,	2010	2009
		(Adjusted)*
Operating Activities
Net income	$516	$362
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	367	341
Deferred income taxes and unrecognized tax benefits	54	19
Net gain on non-operating asset dispositions	(4)	(6)
Other operating activities, net	36	(10)
Changes in current assets and liabilities:
Accounts receivable, net (Note 2)	(552)	46
Materials and supplies	(31)	4
Other current assets	70	(23)
Accounts payable and other current liabilities	200	(15)
Cash provided by operating activities	656	718
Investing Activities
Capital investments	(461)	(521)
Proceeds from asset sales	12	12
Acquisition of equipment pending financing	-	(113)
Other investing activities, net	(46)	(6)
Cash used in investing activities	(495)	(628)
Financing Activities
Debt issued (Note 2)	400	843
Debt repaid	(531)	(581)
Dividends paid	(135)	(136)
Other financing activities, net	8	1
Cash provided by/(used in) financing activities	(258)	127
Net change in cash and cash equivalents	(97)	217
Cash and cash equivalents at beginning of year	1,850	1,249
Cash and cash equivalents at end of period	$1,753	$1,466
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$133	$132
Capital investments accrued but not yet paid	60	72
Cash (paid)/refunded for:
Interest, net of amounts capitalized	$(218)	$(188)
Income taxes	136	59

* Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at December 31, 2008	552.8	(49.6)	$1,382	$3,949	$13,813	$(2,993)	$(704)	$15,447
Cumulative effect of change in accounting principle (Note 3)			-	-	(132)	-	-	(132)
Balance at January 1, 2009	552.8	(49.6)	$1,382	$3,949	$13,681	$(2,993)	$(704)	$15,315
Comprehensive income:
Net income			-	-	362	-	-	362
Other comp. loss			-	-	-	-	(26)	(26)
Total comp. income/(loss) (Note 10)			-	-	362	-	(26)	336
Conversion, stock option exercises, forfeitures, and other	0.7	0.2	2	(6)	-	10	-	6
Cash dividends declared ($0.27 per share)	-	-	-	-	(135)	-	-	(135)
Balance at March 31, 2009	553.5	(49.4)	$1,384	$3,943	$13,908	$(2,983)	$(730)	$15,522
.
Balance at December 31, 2009	553.5	(48.5)	$1,384	$3,968	$15,167	$(2,924)	$(654)	$16,941
Cumulative effect of change in accounting principle (Note 3)			-	-	(140)	-	-	(140)
Balance at January 1, 2010	553.5	(48.5)	$1,384	$3,968	$15,027	$(2,924)	$(654)	$16,801
Comprehensive income:
Net income			-	-	516	-	-	516
Other comp. income			-	-	-	-	6	6
Total comp. income (Note 10)			-	-	516	-	6	522
Conversion, stock option exercises, forfeitures, and other	0.5	0.6	1	(9)	-	35	-	27
Cash dividends declared ($0.27 per share)	-	-	-	-	(137)	-	-	(137)
Balance at March 31, 2010	554.0	(47.9)	$1,385	$3,959	$15,406	$(2,889)	$(648)	$17,213

[a] AOCI = Accumulated Other Comprehensive Income/(Loss) (See Note 10)

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

1. Basis of Presentation – Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Our Consolidated Statement of Financial Position at December 31, 2009, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2009 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results for the entire year ending December 31, 2010.

The Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (GAAP) as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

2. Adoption of New Accounting Pronouncement – In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16). ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. We adopted the authoritative accounting guidance on January 1, 2010. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in our Condensed Consolidated Statements of Cash Flows and recognized as debt due after one year in our Condensed Consolidated Statements of Financial Position. See the discussion of our receivables securitization facility in Note 14.

3. Change in Accounting Principle – Effective January 1, 2010, we changed our accounting policy for rail grinding costs from a capitalization method, under which we capitalized the cost of rail grinding and depreciated such capitalized costs, to a direct expense method, under which we expense rail grinding costs as incurred. The expense as incurred method is preferable, as it eliminates the subjectivity in determining the period of benefit associated with rail grinding over which to depreciate the associated capitalized costs. This change was reflected as a change in accounting principle from an acceptable accounting principle to a preferable accounting principle. The application of the change in accounting principle is presented retrospectively to all periods presented.

The effects of the adjustments from 1992 (the year we started capitalizing rail grinding) to January 1, 2009 resulted in an adjustment to decrease net properties, deferred income taxes, and shareholders’ equity by $213 million, $81 million, and $132 million, respectively.

The following tables show the effects of the change in our policy for rail grinding costs on the Condensed Consolidated Financial Statements:

Condensed Consolidated Statements of Income

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
Millions, Except Per Share Amounts	Computed under Prior Method	Impact of Adjustment	As Reported	As Originally Reported	Impact of Adjustment	As Adjusted
Purchased services & materials	$424	$8	$432	$399	$5	$404
Depreciation	$371	$(4)	$367	$345	$(4)	$341
Total operating expenses	$2,973	$4	$2,977	$2,743	$1	$2,744
Operating income	$992	$(4)	$988	$672	$(1)	$671
Income before income taxes	$838	$(4)	$834	$554	$(1)	$553
Income taxes	$(320)	$2	$(318)	$(192)	$1	$(191)
Net income	$518	$(2)	$516	$362	$-	$362
Earnings per share – basic	$1.03	$(0.01)	$1.02	$0.72	$-	$0.72
Earnings per share – diluted	$1.02	$(0.01)	$1.01	$0.72	$-	$0.72
Condensed Consolidated Statements of Financial Position
	March 31, 2010			December 31, 2009
Millions	Computed under Prior Method	Impact of Adjustment	As Reported	As Originally Reported	Impact of Adjustment	As Adjusted
Net properties	$37,531	$(230)	$37,301	$37,428	$(226)	$37,202
Total assets	$42,942	$(230)	$42,712	$42,410	$(226)	$42,184
Deferred income taxes	$11,204	$(88)	$11,116	$11,130	$(86)	$11,044
Total liabilities	$25,587	$(88)	$25,499	$25,469	$(86)	$25,383
Retained earnings	$15,548	$(142)	$15,406	$15,167	$(140)	$15,027
Total common shareholders’ equity	$17,355	$(142)	$17,213	$16,941	$(140)	$16,801
Total liabilities & common shareholders’ equity	$42,942	$(230)	$42,712	$42,410	$(226)	$42,184
Condensed Consolidated Statements of Cash Flows
	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
Millions	Computed under Prior Method	Impact of Adjustment	As Reported	As Originally Reported	Impact of Adjustment	As Adjusted
Net income	$518	$(2)	$516	$362	$-	$362
Depreciation	$371	$(4)	$367	$345	$(4)	$341
Deferred income taxes & unrecognized tax benefits	$56	$(2)	$54	$20	$(1)	$19
Cash provided by operating activities	$664	$(8)	$656	$723	$(5)	$718
Capital investments	$(469)	$8	$(461)	$(526)	$5	$(521)
Cash used in investing activities	$(503)	$8	$(495)	$(633)	$5	$(628)

4. Operations and Segmentation – The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions, for the Three Months Ended March 31,	2010	2009
Agricultural	$730	$661
Automotive	305	162
Chemicals	587	513
Energy	844	807
Industrial Products	598	546
Intermodal	691	551
Total freight revenues	$3,755	$3,240
Other revenues	210	175
Total operating revenues	$3,965	$3,415

Although our revenues are principally derived from customers domiciled in the United States, the ultimate points of origination or destination for some products transported are outside the United States.

5. Stock-Based Compensation – We have several stock-based compensation plans under which employees and non-employee directors receive stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. We have elected to issue treasury shares to cover option exercises and stock unit vestings, while new shares are issued when retention shares vest. Information regarding stock-based compensation appears in the table below:

Millions, for the Three Months Ended March 31,	2010	2009
Stock-based compensation, before tax:
Stock options	$4	$4
Retention awards	13	8
Total stock-based compensation, before tax	$17	$12
Total stock-based compensation, after tax	$11	$8
Excess tax benefits from equity compensation plans	$9	$2

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions, for the Three Months Ended March 31,	2010	2009
Risk-free interest rate	2.4%	1.9%
Dividend yield	1.8%	2.3%
Expected life (years)	5.4	5.1
Volatility	35.2%	31.3%
Weighted-average grant-date fair value of options granted	$18.26	$11.33

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

A summary of stock option activity during the three months ended March 31, 2010 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2010	12,699	$ 42.27	5.5 yrs.	$ 275
Granted	788	60.98
Exercised	(559)	35.42	N/A	N/A
Forfeited or expired	(11)	53.61	N/A	N/A
Outstanding at March 31, 2010	12,917	$ 43.70	5.6 yrs.	$ 383
Vested or expected to vest at March 31, 2010	12,841	$ 43.60	5.6 yrs.	$ 382
Options exercisable at March 31, 2010	10,404	$ 41.04	4.8 yrs.	$ 336

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at March 31, 2010 are subject to performance or market-based vesting conditions.

At March 31, 2010, there was $32 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years. Additional information regarding stock option exercises appears in the table below:

Millions, for the Three Months Ended March 31,	2010	2009
Intrinsic value of stock options exercised	$18	$1
Cash received from option exercises	23	-
Treasury shares repurchased for employee payroll taxes	(6)	-
Tax benefit realized from option exercises	7	-
Aggregate grant-date fair value of stock options vested	19	29

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2010 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	2,719	$ 50.13
Granted	597	60.98
Vested	(558)	43.08
Forfeited	(13)	53.22
Nonvested at March 31, 2010	2,745	$ 53.91

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At March 31, 2010, there was $91 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.4 years.

Performance Retention Awards – In February 2010, our Board of Directors approved performance stock unit grants. Other than different performance targets, the basic terms of these performance stock units are identical to those granted in January 2008 and February 2009, including using annual return on invested capital (ROIC) as the performance measure. Additionally, a change was made in February 2009 to an underlying assumption used in connection with calculating a component of ROIC. As a result, a lower discount rate (an assumed interest rate) will be used in both the numerator and denominator when calculating the present value of our future operating lease payments to reflect changes to interest rates and our financing costs. This rate will be consistent with the methodology used to calculate our adjusted debt-to-capital ratio. We used this new discount rate to calculate ROIC in connection with determining awards of performance stock units granted in 2009 and 2010. For performance stock units granted in 2008, we will continue calculating ROIC with the methodology and assumptions in effect when the performance stock units were granted.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2010 grant were as follows:

For the Three Months Ended March 31,	2010
Dividend per share per quarter	$0.27
Risk-free interest rate at date of grant	2.4%

Changes in our performance retention awards during the three months ended March 31, 2010 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,060	$ 50.88
Granted	473	60.98
Vested	(215)	46.92
Forfeited	(99)	47.36
Nonvested at March 31, 2010	1,219	$ 55.78

At March 31, 2010, there was $45 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 2.0 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the three months ended March 31:

	Pension		OPEB
Millions	2010	2009	2010	2009
Service cost	$11	$10	$1	$1
Interest cost	35	34	4	6
Expected return on plan assets	(45)	(40)	-	-
Amortization of:
Prior service cost/(credit)	1	2	(11)	(9)
Actuarial loss	11	6	3	4
Net periodic benefit cost/(benefit)	$13	$12	$(3)	$2

Cash Contributions

For the three months ended March 31, 2010, we have made no cash contributions to the qualified pension plan. Any additional contributions made during 2010 will be based on cash generated from operations and financial market considerations.

7. Other Income – Other income included the following:

Millions, for the Three Months Ended March 31,	2010	2009
Rental income	$20	$20
Net gain on non-operating asset dispositions	4	6
Interest income	1	2
Receivable securitization fees [a]	-	(3)
Early extinguishment of debt	(16)	-
Non-operating environmental costs and other	(8)	(2)
Total	$1	$23

[a]	Receivable securitization fees totaling $2 million for the first quarter of 2010 are now classified as interest expense. See Note 2 and Note 14 for further discussion.

8. Income Taxes – Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 1999, and the statute of limitations bars any additional tax assessments. Some interest calculations remain open back to 1986. The IRS has completed its examinations and issued notices of deficiency for tax years 1999 through 2006. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. The IRS is examining our federal income tax returns for 2007 and 2008. Additionally, some of our state income tax returns for 2003-2006 are under examination.

At March 31, 2010, our liability for unrecognized tax benefits was $61 million, of which we classified $4 million as current.

9. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2010	2009
		(Adjusted)*
Net income	$516	$362
Weighted-average number of shares outstanding:
Basic	504.5	502.7
Dilutive effect of stock options	3.0	1.0
Dilutive effect of retention shares and units	1.2	0.9
Diluted	508.7	504.6
Earnings per share – basic	$1.02	$0.72
Earnings per share – diluted	$1.01	$0.72
Stock options excluded as their inclusion would be antidilutive	0.5	7.1

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

10. Comprehensive Income/(Loss) – Comprehensive income/(loss) was as follows:

Millions, for the Three Months Ended March 31,	2010	2009
		(Adjusted)*
Net income	$516	$362
Other comprehensive income/(loss):
Defined benefit plans	3	(13)
Foreign currency translation	2	(13)
Derivatives	1	-
Total other comprehensive income/(loss) [a]	6	(26)
Total comprehensive income	$522	$336

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

[a]	Net of deferred taxes of $1 million and $9 million during the three months ended March 31, 2010 and 2009, respectively.

The after-tax components of accumulated other comprehensive loss were as follows:

Millions	Mar. 31, 2010	Dec. 31, 009
Defined benefit plans	$(612)	$(615)
Foreign currency translation	(33)	(35)
Derivatives	(3)	(4)
Total	$(648)	$(654)

11. Properties

The following table lists the major categories of property and equipment, as well as the average composite depreciation rate for each category:

Millions, Except Percentages As of March 31, 2010	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rate for 2010
Land	$4,900	$ N/A	$4,900	N/A
Road:
Rail and other track material [a]	11,669	4,445	7,224	3.0%
Ties	7,347	1,799	5,548	2.8%
Ballast	3,882	888	2,994	3.0%
Other [b]	13,005	2,250	10,755	2.5%
Total road	35,903	9,382	26,521	2.8%
Equipment:
Locomotives	6,150	2,541	3,609	5.6%
Freight cars	1,861	1,010	851	3.6%
Work equipment and other	169	34	135	4.4%
Total equipment	8,180	3,585	4,595	5.1%
Technology and other	527	204	323	13.0%
Construction in progress	962	-	962	N/A
Total	$50,472	$ 13,171	$37,301	N/A

Millions, Except Percentages As of December 31, 2009 (Adjusted)*	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rate for 2009
Land	$4,891	$ N/A	$4,891	N/A
Road:
Rail and other track material [a]	11,584	4,414	7,170	3.6%
Ties	7,254	1,767	5,487	2.7%
Ballast	3,841	869	2,972	2.9%
Other [b]	12,988	2,237	10,751	2.4%
Total road	35,667	9,287	26,380	2.9%
Equipment:
Locomotives	6,156	2,470	3,686	5.0%
Freight cars	1,885	1,015	870	4.2%
Work equipment and other	168	32	136	3.6%
Total equipment	8,209	3,517	4,692	4.8%
Technology and other	477	204	273	12.5%
Construction in progress	966	-	966	N/A
Total	$50,210	$ 13,008	$37,202	N/A

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

[a]	Depreciation rate includes a weighted-average composite rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

Millions	Mar. 31, 2010	Dec. 31, 2009
Accounts payable	$685	$612
Income and other taxes	447	224
Accrued casualty costs	373	379
Accrued wages and vacation	346	339
Dividends and interest	285	347
Equipment rents payable	88	89
Other	446	480
Total accounts payable and other current liabilities	$2,670	$2,470

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At March 31, 2010 and December 31, 2009, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions, Except Percentages	Mar. 31, 2010	Dec. 31, 2009
Amount of debt hedged	$-	$250
Percentage of total debt portfolio	-	3%
Gross fair value asset position	$-	$15

On February 25, 2010, we elected to terminate an interest rate swap agreement with a notional amount of $250 million prior to the scheduled maturity and received cash of $20 million (which is comprised of $16 million for the fair value of the swap that was terminated and $4 million of accrued but unpaid interest receivable). We designated the swap agreement as a fair value hedge, and as such the unamortized adjustment to debt for the change in fair value of the swap remains classified as debt due after one year in our Condensed Consolidated Statements of Financial Position and will be amortized to interest expense through April 15, 2012. As of March 31, 2010, we do not have any interest rate fair value hedges outstanding.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At March 31, 2010 and December 31, 2009, we had reductions of $3 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of March 31, 2010 and December 31, 2009, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the three months ended:

Millions	Mar. 31, 2010	Mar. 31, 2009
Decrease in interest expense from interest rate hedging	$2	$2
Increase in pre-tax income	$2	$2

14. Debt

Credit Facilities – On March 31, 2010, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2010. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At March 31, 2010 and December 31, 2009 (and at all times during the first quarter), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2010, the debt-to-net-worth coverage ratio allowed us to carry up to $34.4 billion of debt (as defined in the facility), and we had $10.3 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

At March 31, 2010, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility. During the three months ended March 31, 2010, we did not issue or repay any commercial paper.

Receivables Securitization Facility – As discussed in Note 2, we adopted new accounting guidance on January 1, 2010. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in our Condensed Consolidated Statements of Cash Flows, and the value of the outstanding undivided interest held by investors at March 31, 2010 is accounted for as a secured borrowing and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year.

Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at March 31, 2010 and December 31, 2009, respectively. The value of the outstanding undivided interest held by investors under the facility was $100 million and $400 million at March 31, 2010 and December 31, 2009, respectively. The value of the undivided interest held by investors was supported by $1,006 million and $817 million of accounts receivable at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, the value of the interest retained by UPRI was $1,006 million and $417 million, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of March 31, 2010. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for these responsibilities. The Railroad collected approximately $3.7 billion and $3.5 billion during the three months ended March 31, 2010 and 2009, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $2 million for the three months ended March 31, 2010. Prior to adoption of the new accounting guidance, the costs of the receivables securitization facility were included in other income and were $3 million for the three months ended March 31, 2009.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

Shelf Registration Statement and Significant New Borrowings – We filed a new shelf registration statement, which became effective February 10, 2010. Our Board of Directors authorized the issuance of up to $3 billion of debt securities, replacing the $2.25 billion of authority remaining under our shelf registration filed in March 2007. Under the shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

As of March 31, 2010, and December 31, 2009, we reclassified as long-term debt approximately $830 million and $320 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Redemption – On March 22, 2010, we redeemed $175 million of our 6.5% notes due April 15, 2012. The redemption resulted in an early extinguishment charge of $16 million in the first quarter of 2010. In addition, we reduced the amount of the outstanding undivided interest under our receivables securitization facility from $400 million to $100 million during the first quarter of 2010.

Fair Value of Debt Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At March 31, 2010, the fair value of total debt was $10.6 billion, approximately $906 million more than the carrying value. At December 31, 2009, the fair value of total debt was $10.8 billion, approximately $945 million more than the carrying value. At March 31, 2010 and December 31, 2009, approximately $320 million of fixed-rate debt securities contained call provisions that allowed us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par.

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 87% of the recorded liability related to asserted claims, and approximately 13% related to unasserted claims at March 31, 2010. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Three Months Ended March 31,	2010	2009
Beginning balance	$545	$621
Accruals	30	54
Payments	(42)	(40)
Ending balance at March 31	$533	$635
Current portion, ending balance at March 31	$158	$186

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

Our asbestos-related liability activity was as follows:

Millions, for the Three Months Ended March 31,	2010	2009
Beginning balance	$174	$213
Accruals	-	-
Payments	(5)	(3)
Ending balance at March 31	$169	$210
Current portion, ending balance at March 31	$13	$12

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at March 31, 2010, and December 31, 2009.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We identified 301 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At March 31, 2010, approximately 12% of our environmental liability was discounted at 3.69%, while approximately 12% of our environmental liability was discounted at 3.4% at December 31, 2009.

Our environmental liability activity was as follows:

Millions, for the Three Months Ended March 31,	2010	2009
Beginning balance	$217	$209
Accruals	13	3
Payments	(8)	(14)
Ending balance at March 31	$222	$198
Current portion, ending balance at March 31	$82	$58

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

Guarantees – At March 31, 2010, we were contingently liable for $392 million in guarantees. We have recorded a liability of $3 million for the fair value of these obligations as of March 31, 2010, and December 31, 2009. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

16. Share Repurchase Program – On May 1, 2008, our Board of Directors authorized the repurchase of 40 million common shares by March 31, 2011. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. If we elect to make repurchases of our common stock under this program in 2010, we expect to fund such repurchases through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand. During the three months ended March 31, 2010 and 2009, we did not repurchase shares under this program. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to

Three Months Ended March 31, 2009

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2009 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first three months of 2010.

Change in Accounting Principle

Effective January 1, 2010, we changed our accounting policy for rail grinding costs from a capitalization method, under which we have capitalized the cost of rail grinding and depreciated such capitalized costs, to a direct expense method, under which we expense rail grinding costs as incurred. The expense as incurred method is preferable, as it eliminates the subjectivity in determining the period of benefit associated with rail grinding over which to depreciate the associated capitalized costs. This change was reflected as a change in accounting principle from an acceptable accounting principle to a preferable accounting principle (See Part II. Item 6. Exhibit 18). All prior period financial information presented herein has been adjusted to reflect the retrospective application of the change in our method of accounting for rail grinding costs, as more fully discussed in Item 1, Note 3 of our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

QUARTERLY SUMMARY

We reported earnings of $1.01 per diluted share on net income of $516 million in the first quarter of 2010 compared to earnings of $0.72 per diluted share on net income of $362 million for the first quarter of 2009. Freight revenues increased $515 million in the first quarter compared to the same period of 2009 driven by volume growth of 13%, higher fuel surcharges, and core pricing gains. Demand for our services increased compared to the first quarter of 2009, which was substantially impacted by the recessionary economy. Consistent with the prior year, we continued company-wide efforts to improve efficiency and reduce costs, in addition to adjusting our resources to reflect current demand levels. Although volume increased from levels in the first quarter of 2009, we leveraged this additional traffic with enhancements to our transportation plan, which improved asset utilization and minimized operational cost increases. As of March 31, 2010, we had 22% of our road locomotives and 14% of our freight car inventory in storage or maintained off-line, compared to 24% and 26%, respectively, at March 31, 2009. Additionally, these demand-driven resource adjustments and our productivity initiatives combined to reduce our workforce by 6%. These actions coupled with the volume growth and improved pricing also drove the higher earnings in the first quarter of 2010 versus 2009.

As reported to the Association of American Railroads (AAR), average train speed decreased 4% and average terminal dwell time increased 7% during the first quarter of 2010 compared to 2009. Additionally, average rail car inventory decreased 3% due to better freight car utilization and cycle times. The decrease in train speed and increased terminal dwell resulted primarily from severe winter weather and track maintenance and improvement programs. Overall, we continued operating a fluid and efficient network in the first quarter of 2010.

Operating Revenues

Millions, for the Three Months Ended March 31,	2010	2009	% Change
Freight revenues	$3,755	$3,240	16%
Other revenues	210	175	20
Total	$3,965	$3,415	16%

Freight revenues are revenues generated by transporting freight or other materials from our six commodity groups. Freight revenues vary with volume (carloads) and average revenue per car (ARC). Changes in price, traffic mix, and fuel surcharges drive ARC. We provide some of our customers with contractual incentives for meeting or exceeding specified cumulative volumes or shipping to and from specific locations, which we record as a reduction to freight revenues based on the actual or projected future shipments. We recognize freight revenues on a percentage-of-completion basis as freight moves from origin to destination. We allocate freight revenues between reporting periods based on the relative transit time in each reporting period and recognize expenses as we incur them.

Other revenues include revenues earned by our subsidiaries, revenues from our commuter rail operations, and accessorial revenues, which we earn when customers retain equipment owned or controlled by us or when we perform additional services such as switching or storage. We recognize other revenues as we perform services or meet contractual obligations.

Freight revenues for all six commodity groups increased during the first quarter of 2010 as a result of economic improvements in certain market sectors. Volume levels increased for five of the six commodity groups, with particularly strong growth in automotive and intermodal shipments. Energy shipments declined compared to the first quarter of 2009. Higher fuel surcharges due to higher fuel prices and volume growth also increased freight revenues in the first quarter 2010 compared to 2009. ARC increased 3% during the period driven by core pricing gains and higher fuel cost recoveries. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic, which is described below in more detail.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $256 million in freight revenues in the first quarter of 2010. Increases in both fuel prices and volume levels drove the higher fuel surcharge amounts in the period. Additionally, fuel surcharge revenue is not entirely comparable to prior periods due to implementation of new mileage-based fuel surcharge programs. In April 2007, we converted regulated traffic, which represents approximately 20% of our current revenue base, to mileage-based fuel surcharge programs. In addition, we continue to convert portions of our non-regulated traffic to mileage-based fuel surcharge programs. At the time of introduction, we also reset the base fuel price at which the new mileage-based fuel surcharges take effect. Resetting the fuel price at which the fuel surcharge begins, in conjunction with rebasing the affected transportation rates to include a portion of what had been in the fuel surcharge, did not materially change our freight revenue as higher base rates offset lower fuel surcharge revenue.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues
Millions,			%
for the Three Months Ended March 31,	2010	2009	Change
Agricultural	$730	$661	10%
Automotive	305	162	88
Chemicals	587	513	14
Energy	844	807	5
Industrial Products	598	546	10
Intermodal	691	551	25
Total	$3,755	$3,240	16%

Revenue Carloads
Thousands,			%
for the Three Months Ended March 31,	2010	2009	Change
Agricultural	228	212	8%
Automotive	151	97	56
Chemicals	203	180	13
Energy	516	521	(1)
Industrial Products	242	222	9
Intermodal	742	615	21
Total	2,082	1,847	13%

Average Revenue per Car			%
for the Three Months Ended March 31,	2010	2009	Change
Agricultural	$3,202	$3,116	3%
Automotive	2,022	1,675	21
Chemicals	2,893	2,843	2
Energy	1,636	1,550	6
Industrial Products	2,474	2,459	1
Intermodal	930	897	4
Average	$1,804	$1,755	3%

Agricultural Products – Higher volume, fuel surcharges, and price improvements increased agricultural freight revenue in the first quarter of 2010 versus 2009. Stronger export demand in the Gulf region increased shipments of wheat and food grains compared to weak demand in the first quarter of 2009. In addition, increased demand in export markets in the Pacific Northwest and conversions from truck to rail for Midwest processor shipments drove a 6% increase in corn and feed grain shipments. Continued growth in ethanol shipments and new business in feed and animal protein shipments also increased agricultural shipments in the first quarter of 2010 compared to 2009.

Automotive – A 67% and 42% increase in shipments of finished vehicles and auto parts, respectively, combined with core pricing gains and fuel surcharges drove higher freight revenue in the first quarter of 2010 compared to 2009. Economic conditions in the first quarter of 2009 led to poor sales and reduced vehicle production, which in turn reduced shipments of finished vehicles and parts during the period.

Chemicals – Higher volume levels, price improvements, and fuel surcharges increased freight revenue from chemicals in the first quarter of 2010 versus 2009. Reduced inventories and delayed purchases from 2009 drove a 39% increase in fertilizer shipments during the quarter. A modest rebound in market conditions and more normalized inventory levels positively impacted shipments of industrial chemicals in the first quarter of 2010 compared to 2009, driving volume levels up 14%.

Energy – Core pricing gains and higher fuel surcharges increased freight revenue from energy shipments in the first quarter of 2010 versus 2009. Lower volume partially offset these increases. Shipments from the Colorado and Utah mines were down 5% as reduced traffic to eastern markets more than offset increased shipments to Mexico and the West Coast. Conversely, shipments from the Southern Powder River Basin of Wyoming were up 1% in the first quarter of 2010 compared to 2009 as severe winter weather and modest improvement in economic conditions increased energy demand. High inventory levels carried over from 2009 partially offset these increases.

Industrial Products – Volume gains, higher fuel surcharges, and core pricing improvement increased freight revenue from industrial products in the first quarter of 2010 versus 2009. A federal government remediation program involving removal of uranium mill tailings from the Moab, Utah area drove an increase in short-haul hazardous waste shipments in the first quarter of 2010 versus 2009. Shipments under this new program began in the second quarter of 2009. Steel shipments also increased due to improving economic conditions while shipments of non-metallic minerals (primarily frac sand) grew in response to heightened natural gas drilling activity.

Intermodal – Increased volumes and higher fuel surcharges drove the increase in freight revenue from intermodal shipments in the first quarter of 2010 versus 2009. Volume from domestic and international traffic increased 33% and 12% in the first quarter of 2010 compared to 2009, reflecting improvements in economic conditions. A new contract with Hub Group, Inc., which included additional shipments, was executed in the second quarter of 2009 and contributed to the increase in domestic shipments. In addition, improved service and competitive rates drove market share gains as shipments were converted from truck to rail. Increased import traffic due to inventory restocking and consumer demand generated growth in international shipments.

Mexico Business – Each of our commodity groups include revenue from shipments to and from Mexico. Revenue from Mexico business increased 33% to $364 million in the first quarter of 2010 versus 2009. Volume grew in all six commodity groups, up 31% in aggregate during the first quarter of 2010, with substantial increases in automotive, energy, and intermodal shipments.

Operating Expenses

Millions,			%
for the Three Months Ended March 31,	2010	2009	Change
Compensation and benefits	$1,059	$1,070	(1)%
Fuel	583	386	51
Purchased services and materials	432	404	7
Depreciation	367	341	8
Equipment and other rents	290	317	(9)
Other	246	226	9
Total	$2,977	$2,744	8%

Operating expenses increased $233 million in the first quarter of 2010 versus 2009. Our fuel price per gallon rose 43% during the period, accounting for $171 million of the increase. Wage and benefit inflation, depreciation, and volume-related costs also drove higher expenses during the period. In addition, a one-time payment related to a transaction with CSX Intermodal, Inc. increased Other operating expenses during the quarter. Cost savings from productivity improvements and better resource utilization partially offset these increases.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Ongoing productivity initiatives led to a 6% decline in our workforce, saving $83 million in the first quarter of 2010 compared to 2009. Conversely, general wage and benefit inflation and volume-related expenses mostly offset these reductions in the first quarter.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Higher diesel fuel prices, which averaged $2.16 per gallon (including taxes and transportation costs) in the first quarter of 2010 compared to $1.51 per gallon in the same period in 2009, increased expenses by $171 million. Volume, as measured by gross ton-miles, increased 9% in the first quarter versus 2009, driving expenses up by $31 million compared to 2009. Conversely, the use of newer, more fuel efficient locomotives, our fuel conservation programs, and efficient network operations drove a 4% improvement in our fuel consumption rate resulting in $14 million of cost savings.

Purchased Services and Materials – Purchased services and materials expense includes the costs of services purchased from outside contractors; materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Increased contract services expense (including equipment maintenance) of $33 million primarily contributed to the higher expenses in the first quarter of 2010. A decrease in activity for locomotive and freight car maintenance drove lower material costs, partially offsetting these increases.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the first quarter of 2010. Costs also increased $15 million in the first quarter of 2010 due to the restructuring of certain locomotive leases in the second quarter of 2009. Lower depreciation rates for rail and other track material partially offset the increase. The lower rates, which became effective January 1, 2010, resulted from reduced track usage (based on lower gross ton-miles) in 2009.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. The restructuring of locomotive leases (completed in May 2009) reduced lease expense by $22 million in the first quarter of 2010. Lower lease expense for freight cars and intermodal containers also contributed to the decrease in costs. Short-term freight rental expense increased in the first quarter of 2010 compared to 2009, reflecting increased shipments of finished vehicles and intermodal containers.

Other – Other expenses include personal injury, freight and property damage, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Other costs were higher in the first quarter of 2010 compared to the first quarter of 2009, primarily driven by a one-time payment of $45 million related to a transaction with CSXI. Reduced personal injury expense due to continued improvements in our safety experience and lower expenses for bad debts driven by improved economic conditions partially offset these increases.

Non-Operating Items

Millions,			%
for the Three Months Ended March 31,	2010	2009	Change
Other income	$1	$23	(96)%
Interest expense	(155)	(141)	10
Income taxes	(318)	(191)	66

Other Income – Other income decreased in the first quarter of 2010 compared to 2009 due to premiums paid for early debt redemption, higher environmental remediation costs associated with non-operating properties, and lower gains from real estate sales.

Interest Expense – Interest expense increased in the first quarter 2010 versus 2009 due to higher weighted-average debt levels. In the first quarter of 2010, our weighted-average debt level was $10.0 billion (including the restructuring of locomotive leases in May 2009), compared to $9.0 billion in the first quarter of 2009. Our effective interest rate was 6.2% in both the first quarter of 2010 and 2009.

Income Taxes – Income taxes were $127 million higher in the first quarter of 2010 compared to 2009, due to an increase in pre-tax income. Our effective tax rates were 38.1% and 34.5% in the first quarter of 2010 and 2009, respectively. The lower 2009 effective rate was primarily due to California legislation that changed how we determine the amount of our income subject to California tax. This change reduced our effective tax rate by 2.5% in the first quarter of 2009.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

			%
For the Three Months Ended March 31,	2010	2009	Change
Average train speed (miles per hour)	26.2	27.2	(4) %
Average terminal dwell time (hours)	26.1	24.3	7%
Average rail car inventory (thousands)	277.5	286.4	(3) %
Gross ton-miles (billions)	224.7	206.6	9%
Revenue ton-miles (billions)	126.8	118.4	7%
Operating ratio	75.1	80.4	(5.3) pt
Employees (average)	42,130	44,997	(6) %
Customer satisfaction index	87	87	- pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Severe winter weather and track maintenance and improvement programs were the main drivers of the 4% decline in average train speed in the first quarter of 2010 compared to 2009.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Lower average rail car inventory reduces congestion in our yards and sidings, which increases train speed, reduces average terminal dwell time, and improves rail car utilization. Average rail car inventory decreased 3% in the first quarter of 2010 compared to 2009 driven by improved freight car utilization, cycle times, terminations of expired rail car leases, and the retirement of old rail cars.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 7% during the first quarter of 2010 compared to 2009 driven by severe winter weather.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross and revenue-ton-miles increased 9% and 7%, respectively, in the first quarter of 2010 compared to 2009, due to a 13% increase in carloads. Commodity mix changes (notably automotive and intermodal shipments, which were 56% and 21% higher in 2010, respectively, compared to 2009) drove the variance in year-over-year growth between gross ton-miles and revenue ton-miles compared to growth in carloads.

Operating Ratio – Operating ratio is defined as our operating expense as a percentage of operating revenues. Our operating ratio improved 5.3 points to 75.1% in the first quarter of 2010. Volume increases, core pricing gains, network management initiatives, and improved productivity drove the improvement and more than offset the impact of higher fuel prices.

Employees – Productivity initiatives reduced employee levels throughout the company in the first quarter of 2010 versus 2009. Although volume increased 13%, the additional volumes were leveraged through network and other productivity initiatives contributing to a lower full-time equivalent train and engine force level. Improved productivity within the support organizations also reduced force levels during the period compared to 2009.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The survey results in the first quarter of 2010 generally reflect customer recognition of our service.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	Mar. 31, 2010	Dec. 31, 2009
Debt (a)	$9,719	$9,848
Equity	17,213	16,801
Capital (b)	$26,932	$26,649
Debt to capital (a/b)	36.1%	37.0%

Millions, Except Percentages	Mar. 31, 2010	Dec. 31, 2009
Debt	$9,719	$9,848
Value of sold receivables	-	400
Debt including value of sold receivables	9,719	10,248
Net present value of operating leases	3,519	3,672
Unfunded pension and OPEB	456	456
Adjusted debt (a)	13,694	14,376
Equity	17,213	16,801
Adjusted capital (b)	$30,907	$31,177
Adjusted debt to capital (a/b)	44.3%	46.1%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Effective January 1, 2010, the value of the outstanding undivided interest held by investors under our receivables securitization facility is included in our Condensed Consolidated Statement of Financial Position as debt due after one year. At March 31, 2010, that amount was $100 million. Operating leases were discounted using 6.2% at March 31, 2010 and 6.3% at December 31, 2009, respectively. The lower discount rate reflects changes to interest rates and our current financing costs. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide a reconciliation from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions, for the Three Months Ended March 31,	2010	2009
Cash provided by operating activities	$656	$718
Cash used in investing activities	(495)	(628)
Cash provided by/(used in) financing activities	(258)	127
Net change in cash and cash equivalents	$(97)	$217

Cash Provided by Operating Activities – The change in accounting treatment for our receivable securitization facility from a sale of undivided interests (recorded as an operating activity) to a secured borrowing (recorded as a financing activity) decreased cash provided by operating activities by $400 million in the first quarter of 2010. Higher net income and lower income tax payments in the first three months of 2010 compared to 2009 mostly offset the decrease.

Cash Used in Investing Activities – Lower capital investments decreased cash used in investing activities. In addition, in the first three months of 2009, we purchased equipment totaling $113 million that was pending financing at March 31, 2009.

The table below details cash capital investments.

Millions,
for the Three Months Ended March 31,	2010	2009
Rail and other track material	$134	$151
Ties	108	120
Ballast	48	51
Other [a]	49	71
Total road infrastructure replacements	339	393
Line expansion and other capacity projects	19	57
Commercial facilities	31	10
Total capacity and commercial facilities	50	67
Locomotives and freight cars	16	25
Positive train control	13	2
Technology and other	43	34
Total cash capital investments	$461	$521

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Cash Used in Financing Activities – Cash used in financing activities increased in the first three months of 2010 due to a net debt reduction of $131 million compared to a net debt increase of $262 million in 2009.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing and dividends paid. Free cash flow is a non-GAAP financial measure under SEC Regulation G. We believe free cash flow is important to management and investors in evaluating our financial performance and measures our ability to generate cash without incurring additional external financings. Free cash flow should be considered in addition to, rather than as a substitute for, cash provided by operating activities. The table below reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

Millions,
for the Three Months Ended March 31,	2010	2009
Cash provided by operating activities	$656	$718
Receivables securitization facility [a]	400	84
Cash provided by operating activities excl. receivables securitization facility	1,056	802
Cash used in investing activities	(495)	(628)
Dividends paid	(135)	(136)
Free cash flow	$426	$38

[a]

Effective January 1, 2010, new accounting guidance requires us to account for receivables transferred under our receivables securitization facility as secured borrowings in our Condensed Consolidated Statements of Financial Position and as financing activities in our Condensed Consolidated Statements of Cash Flows. The receivables securitization facility line in the above table is included in our free cash flow calculation to adjust cash provided by operating activities as though our receivables securitization facility had been accounted for under the new accounting guidance for all periods presented.

Financing Activities

Credit Facilities – On March 31, 2010, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2010. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At March 31, 2010 and December 31, 2009 (and at all times during the first quarter), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2010, the debt-to-net-worth coverage ratio allowed us to carry up to $34.4 billion of debt (as defined in the facility), and we had $10.3 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

At March 31, 2010 we had no commercial paper outstanding. During the three months ended March 31, 2010, we did not issue or repay any commercial paper.

Receivables Securitization Facility – In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16). ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. We adopted the authoritative accounting guidance on January 1, 2010. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in our Condensed Consolidated Statements of Cash Flows, and the value of the outstanding undivided interest held by investors at March 31, 2010 is accounted for as a secured borrowing and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year.

Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at March 31, 2010 and December 31, 2009, respectively. The value of the outstanding undivided interest held by investors under the facility was $100 million and $400 million at March 31, 2010 and December 31, 2009, respectively. The value of the undivided interest held by investors was supported by $1,006 million and $817 million of accounts receivable at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, the value of the interest retained by UPRI was $1,006 million and $417 million, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of March 31, 2010. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for these responsibilities. The Railroad collected approximately $3.7 billion and $3.5 billion during the three months ended March 31, 2010 and 2009, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $2 million for the three months ended March 31, 2010. Prior to adoption of the new accounting guidance, the costs of the receivables securitization facility were included in other income and were $3 million for the three months ended March 31, 2009.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

Shelf Registration Statement and Significant New Borrowings – We filed a new shelf registration statement, which became effective February 10, 2010. Our Board of Directors authorized the issuance of up to $3 billion of debt securities, replacing the $2.25 billion of authority remaining under our shelf registration filed in March 2007. Under the shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

As of March 31, 2010, and December 31, 2009, we reclassified as long-term debt approximately $830 million and $320 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Redemption – On March 22, 2010, we redeemed $175 million of our 6.5% notes due April 15, 2012. The redemption resulted in an early extinguishment charge of $16 million in the first quarter of 2010. In addition, we reduced the amount of the outstanding undivided interest under our receivables securitization facility from $400 million to $100 million during the first quarter of 2010.

Share Repurchase Program – On May 1, 2008, our Board of Directors authorized the repurchase of 40 million common shares by March 31, 2011. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. If we elect to make repurchases of our common stock under this program in 2010, we expect to fund such repurchases through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand. During the three months ended March 31, 2010 and 2009, we did not repurchase shares under this program. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

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

The following tables identify material obligations and commitments as of March 31, 2010:

Contractual Obligations Millions	Total	Apr. 1 through Dec. 31, 2010	Payments Due by Dec. 31,
			2011	2012	2013	2014	After 2014	Other
Debt [a]	$12,397	$772	$896	$914	$986	$966	$7,863	$-
Operating leases [b]	5,069	337	568	487	424	354	2,899	-
Capital lease obligations [c]	2,902	201	292	251	256	268	1,634	-
Purchase obligations [d]	2,693	460	356	217	221	200	1,207	32
Other postretirement benefits [e]	425	31	42	43	43	44	222	-
Income tax contingencies [f]	61	4	-	-	-	-	-	57
Total contractual obligations	$23,547	$1,805	$2,154	$1,912	$1,930	$1,832	$13,825	$89

[a]	Excludes capital lease obligations of $2,019 million, and unamortized discount of $(97) million. Includes an interest component of $4,600 million.
[b]	Includes leases for locomotives, rail cars, other equipment, and real estate.
[c]	Represents total obligations, including interest component of $883 million.
[d]

Purchase obligations include locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

[e]

Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.

[f]

Future cash flows for income tax contingencies reflect the recorded liability for unrecognized tax benefits, including interest and penalties, as of March 31, 2010. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

Other Commercial Commitments Millions	Total	Apr. 1 through Dec. 31, 2010	Amount of Commitment Expiration by Dec. 31,
			2011	2012		2013	2014	After 2014
Credit facilities [a]	$1,900	$-	$-	$1,900	$		$-	$-
Receivables securitization facility [b]	600	600	-	-		-	-	-
Guarantees [c]	392	9	74	22		8	214	65
Standby letters of credit [d]	22	9	13	-		-	-	-
Total commercial commitments	$2,914	$618	$87	$1,922		$8	$214	$65

[a]	None of the credit facility was used as of March 31, 2010.
[b]	$100 million of the receivables securitization facility was utilized at March 31, 2010, which is accounted for as debt. The full program matures in August 2010.
[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.
[d]	None of the letters of credit were drawn upon as of March 31, 2010.

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

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Liquidity and Capital Resources” in Item 2, and any other statements or information in this report regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our 2009 Annual Report on Form 10-K, filed February 5, 2010, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2009 Annual Report on Form 10-K.

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

Environmental Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, the Railroad received notice from the United States Department of Justice (DOJ) on May 8, 2008, indicating its intent to file suit for civil penalties in connection with a March 6, 2005 derailment near Kamela, Oregon. The derailment resulted in the release of approximately 900 gallons of diesel fuel from ruptured fuel tanks of derailed refrigerator cars. Some of this fuel entered Dry Creek, a tributary to the Grande Ronde River. Additionally, on June 9, 2009, the Oregon Department of Environmental Quality notified the Railroad that it would be seeking $40,000 in civil penalties under state law in connection with this incident. In February 2010, a settlement was reached and a consent judgment entered by the United States District Court for the District of Oregon, under which the Railroad agreed to pay the United States a civil penalty of $100,000 and the State of Oregon a civil penalty of $40,000 in full settlement of their claims in connection with this matter.

During the first quarter of 2010, we received notices from Environmental Protection Agency (EPA) Region 8 and DOJ alleging that we may be liable under federal environmental laws for violating the Clean Water Act and the Oil Pollution Prevention Act relating to derailments and spills and UPRR’s Spill Prevention Countermeasure and Control Plans (SPCC) and its Stormwater Pollution Prevention Plans (SWPPP) in Colorado, Utah, and Wyoming. We cannot predict the ultimate impact of these proceedings because we are continuing to investigate and negotiate with the EPA Region 8 and DOJ. The amount of the proposed penalty, although uncertain, could exceed $100,000.

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

We received additional complaints following the initial claim, increasing the total number of complaints to 30. In addition to suits filed by direct purchasers of rail transportation, a few of the suits involve plaintiffs alleging that they are or were indirect purchasers of rail transportation and seek to represent a purported class of indirect purchasers of rail transportation that paid fuel surcharges. These complaints added allegations under state antitrust and consumer protection laws. On November 6, 2007, the Judicial Panel on Multidistrict Litigation ordered that all of the rail fuel surcharge cases be transferred to Judge Paul Friedman of the U.S. District Court in the District of Columbia for coordinated or consolidated pretrial proceedings. Subsequently, the direct purchaser plaintiffs and the indirect purchaser plaintiffs filed Consolidated Amended Class Action Complaints against UPRR and three other Class I railroads.

One additional shipper filed a separate anti-trust suit during 2008. Subsequently, the shipper voluntarily dismissed the action without prejudice.

On October 10, 2008, Judge Friedman heard oral arguments with respect to the defendant railroads’ motions to dismiss. In a ruling on November 7, 2008, Judge Friedman denied the motion with respect to the direct purchasers’ complaint, and pretrial proceedings are underway in that case. On December 31, 2008, Judge Friedman ruled that the allegations of the indirect purchasers based upon state antitrust, consumer protection and unjust enrichment laws must be dismissed. He also ruled, however, that the plaintiffs can proceed with their claim for injunctive relief under the federal antitrust laws, which is identical to a claim by the direct purchaser plaintiffs. The indirect purchasers appealed Judge Friedman’s ruling to the U.S. Court of Appeals for the District of Columbia. On April 16, 2010, the U.S. Court of Appeals for

the District of Columbia affirmed Judge Friedman’s ruling dismissing the indirect purchasers’ claims based on various state laws.

We deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2010:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Jan. 1 through Jan. 31	129,628	$ 62.94	-	32,577,090
Feb. 1 through Feb. 28	7,276	62.48	-	32,577,090
Mar. 1 through Mar. 31	27,463	72.87	-	32,577,090
Total	164,367	$ 64.58	-	N/A

[a]

Total number of shares purchased during the quarter represents shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On May 1, 2008, our Board of Directors authorized repurchases of up to 40 million shares of our common stock through March 31, 2011. We did not repurchase any shares under this publicly announced plan during 2009. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $12.1 billion and $11.7 billion at March 31, 2010 and December 31, 2009, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2010 and 2009.

18	Independent Registered Public Accounting Firm’s Preferability Letter dated April 23, 2010, Regarding Change in Accounting Principle.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - James R. Young.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 (filed with the SEC on April 23, 2010), is formatted in XBRL and submitted electronically herewith: (i) Consolidated Statements of Income for the periods ended March 31, 2010 and 2009, (ii) Consolidated Statements of Financial Position at March 31, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the periods ended March 31, 2010 and 2009, (iv) Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2010 and 2009, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

Dated: April 23, 2010

UNION PACIFIC CORPORATION
(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)