Form 10-Q
period 2010-06-30
UNION PACIFIC CORP
filed 2010-07-23
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

☐   Yes             ☑  No

As of July 16, 2010, there were 497,565,160 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item  1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended June 30,	2010	2009
		(Adjusted)*
Operating revenues:
Freight revenues	$3,956	$3,121
Other revenues	226	182
Total operating revenues	4,182	3,303
Operating expenses:
Compensation and benefits	1,051	976
Fuel	608	370
Purchased services and materials	472	399
Depreciation	368	350
Equipment and other rents	282	307
Other	122	153
Total operating expenses	2,903	2,555
Operating income	1,279	748
Other income (Note 7)	19	135
Interest expense	(152)	(150)
Income before income taxes	1,146	733
Income taxes	(435)	(268)
Net income	$711	$465
Share and Per Share (Note 9):
Earnings per share - basic	$1.42	$0.92
Earnings per share - diluted	$1.40	$0.92
Weighted average number of shares - basic	501.8	502.9
Weighted average number of shares - diluted	506.5	505.3
Dividends declared per share	$0.33	$0.27

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Six Months Ended June 30,	2010	2009
		(Adjusted)*
Operating revenues:
Freight revenues	$7,711	$6,361
Other revenues	436	357
Total operating revenues	8,147	6,718
Operating expenses:
Compensation and benefits	2,110	2,046
Fuel	1,191	756
Purchased services and materials	904	803
Depreciation	735	691
Equipment and other rents	572	624
Other	368	379
Total operating expenses	5,880	5,299
Operating income	2,267	1,419
Other income (Note 7)	20	158
Interest expense	(307)	(291)
Income before income taxes	1,980	1,286
Income taxes	(753)	(459)
Net income	$1,227	$827
Share and Per Share (Note 9):
Earnings per share - basic	$2.44	$1.64
Earnings per share - diluted	$2.42	$1.64
Weighted average number of shares - basic	503.1	502.8
Weighted average number of shares - diluted	507.6	505.0
Dividends declared per share	$0.60	$0.54

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts	Jun. 30, 2010	Dec. 31, 2009
		(Adjusted)*
Assets
Current assets:
Cash and cash equivalents	$1,317	$1,850
Accounts receivable, net (Note 2)	1,250	666
Materials and supplies	496	475
Current deferred income taxes	364	339
Other current assets	275	350
Total current assets	3,702	3,680
Investments	1,064	1,036
Net properties (Note 11)	37,527	37,202
Other assets	242	266
Total assets	$42,535	$42,184
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$2,787	$2,470
Debt due within one year (Note 14)	248	212
Total current liabilities	3,035	2,682
Debt due after one year (Note 14)	9,117	9,636
Deferred income taxes	11,189	11,044
Other long-term liabilities	1,871	2,021
Commitments and contingencies (Note 16)
Total liabilities	25,212	25,383
Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
553,948,095 and 553,497,981 issued; 499,794,656 and 505,039,952
outstanding, respectively	1,385	1,384
Paid-in-surplus	3,978	3,968
Retained earnings	15,951	15,027
Treasury stock	(3,343)	(2,924)
Accumulated other comprehensive loss (Note 10)	(648)	(654)
Total common shareholders’ equity	17,323	16,801
Total liabilities and common shareholders’ equity	$42,535	$42,184

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Six Months Ended June 30,	2010	2009
		(Adjusted)*
Operating Activities
Net income	$1,227	$827
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	735	691
Deferred income taxes and unrecognized tax benefits	119	209
Net gain on non-operating asset dispositions	(8)	(132)
Other operating activities, net	(165)	(68)
Changes in current assets and liabilities:
Accounts receivable, net (Note 2)	(584)	(35)
Materials and supplies	(21)	(57)
Other current assets	75	(27)
Accounts payable and other current liabilities	317	100
Cash provided by operating activities	1,695	1,508
Investing Activities
Capital investments	(1,056)	(1,066)
Proceeds from asset sales	31	142
Acquisition of equipment pending financing	-	(216)
Other investing activities, net	(43)	1
Cash used in investing activities	(1,068)	(1,139)
Financing Activities
Debt issued (Note 2)	400	843
Debt repaid	(885)	(628)
Common share repurchases (Note 17)	(422)	-
Dividends paid	(272)	(272)
Other financing activities, net	19	95
Cash provided by/(used in) financing activities	(1,160)	38
Net change in cash and cash equivalents	(533)	407
Cash and cash equivalents at beginning of year	1,850	1,249
Cash and cash equivalents at end of period	$1,317	$1,656
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital lease financings	$-	$742
Dividends declared but not yet paid	163	132
Capital investments accrued but not yet paid	71	62
Settlement of current liabilities for debt	-	14
Common shares repurchased but not yet paid	44	-
Cash (paid)/refunded for:
Interest, net of amounts capitalized	$(316)	$(277)
Income taxes, net of refunds	(343)	(88)

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at December 31, 2008	552.8	(49.6)	$ 1,382	$3,949	$13,813	$(2,993)	$(704)	$15,447
Cumulative effect of change in accounting principle (Note 3)			-	-	(132)	-	-	(132)
Balance at January 1, 2009	552.8	(49.6)	$ 1,382	$3,949	$13,681	$(2,993)	$(704)	$15,315
Comprehensive income:
Net income*			-	-	827	-	-	827
Other comp. loss			-	-	-	-	(10)	(10)
Total comp. income/(loss)* (Note 10)			-	-	827	-	(10)	817
Conversion, stock option exercises, forfeitures, and other	0.7	0.4	2	-	-	22	-	24
Dividends declared ($0.54 per share)	-	-	-	-	(272)	-	-	(272)
Balance at June 30, 2009	553.5	(49.2)	$ 1,384	$3,949	$14,236	$(2,971)	$(714)	$15,884

Balance at December 31, 2009	553.5	(48.5)	$ 1,384	$3,968	$15,167	$(2,924)	$(654)	$16,941
Cumulative effect of change in accounting principle (Note 3)			-	-	(140)	-	-	(140)
Balance at January 1, 2010	553.5	(48.5)	$ 1,384	$3,968	$15,027	$(2,924)	$(654)	$16,801
Comprehensive income:
Net income			-	-	1,227	-	-	1,227
Other comp. income			-	-	-	-	6	6
Total comp. income (Note 10)			-	-	1,227	-	6	1,233
Conversion, stock option exercises, forfeitures, and other	0.4	0.9	1	10	-	47	-	58
Share repurchases (Note 17)	-	(6.5)	-	-	-	(466)	-	(466)
Dividends declared ($0.60 per share)	-	-	-	-	(303)	-	-	(303)
Balance at June 30, 2010	553.9	(54.1)	$ 1,385	$3,978	$15,951	$(3,343)	$(648)	$17,323

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).
[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (See Note 10)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For purposes of this report, unless the context otherwise requires, all references to the “Corporation”, “UPC”, “we”, “us”, and “our” mean Union Pacific Corporation and its subsidiaries, including Union Pacific Railroad Company, which will be separately referred to herein as “UPRR” or the “Railroad”.

1. Basis of Presentation – Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2009, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2009 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results for the entire year ending December 31, 2010.

The Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

2. Adoption of New Accounting Pronouncement – In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16). ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. We adopted the authoritative accounting guidance on January 1, 2010. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010, are reflected as debt issued in our Condensed Consolidated Statements of Cash Flows and recognized as debt due after one year in our Condensed Consolidated Statements of Financial Position. See the discussion of our receivables securitization facility in Note 14.

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

The effects of the adjustments from 1992 (the year we started capitalizing rail grinding) to January 1, 2009 resulted in an adjustment to decrease net properties, deferred income taxes, and retained earnings by $213 million, $81 million, and $132 million, respectively.

The following tables show the effects of the change in our policy for rail grinding costs on the Condensed Consolidated Financial Statements:

Condensed Consolidated Statements of Income

	For the Three Months Ended June 30, 2010			For the Three Months Ended June 30, 2009
Millions, Except Per Share Amounts	Computed under Prior Method	Impact of Adjustment	As Reported	As Originally Reported	Impact of Adjustment	As Adjusted
Purchased services & materials	$464	$8	$472	$391	$8	$399
Depreciation	$374	$(6)	$368	$355	$(5)	$350
Total operating expenses	$2,901	$2	$2,903	$2,552	$3	$2,555
Operating income	$1,281	$(2)	$1,279	$751	$(3)	$748
Income before income taxes	$1,148	$(2)	$1,146	$736	$(3)	$733
Income taxes	$(435)	$-	$(435)	$(268)	$-	$(268)
Net income	$713	$(2)	$711	$468	$(3)	$465
Earnings per share - basic	$1.42	$-	$1.42	$0.93	$(0.01)	$0.92
Earnings per share - diluted	$1.40	$-	$1.40	$0.92	$-	$0.92
Condensed Consolidated Statements of Income
	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
Millions, Except Per Share Amounts	Computed under Prior Method	Impact of Adjustment	As Reported	As Originally Reported	Impact of Adjustment	As Adjusted
Purchased services & materials	$888	$16	$904	$790	$13	$803
Depreciation	$745	$(10)	$735	$700	$(9)	$691
Total operating expenses	$5,874	$6	$5,880	$5,295	$4	$5,299
Operating income	$2,273	$(6)	$2,267	$1,423	$(4)	$1,419
Income before income taxes	$1,986	$(6)	$1,980	$1,290	$(4)	$1,286
Income taxes	$(755)	$2	$(753)	$(460)	$1	$(459)
Net income	$1,231	$(4)	$1,227	$830	$(3)	$827
Earnings per share - basic	$2.45	$(0.01)	$2.44	$1.65	$(0.01)	$1.64
Earnings per share - diluted	$2.43	$(0.01)	$2.42	$1.64	$-	$1.64

Condensed Consolidated Statements of Financial Position

	June 30, 2010			December 31, 2009
Millions	Computed under Prior Method	Impact of Adjustment	As Reported	As Originally Reported	Impact of Adjustment	As Adjusted
Net properties	$37,759	$(232)	$37,527	$37,428	$(226)	$37,202
Total assets	$42,767	$(232)	$42,535	$42,410	$(226)	$42,184
Deferred income taxes	$11,277	$(88)	$11,189	$11,130	$(86)	$11,044
Total liabilities	$25,300	$(88)	$25,212	$25,469	$(86)	$25,383
Retained earnings	$16,095	$(144)	$15,951	$15,167	$(140)	$15,027
Total common shareholders’ equity	$17,467	$(144)	$17,323	$16,941	$(140)	$16,801
Total liabilities & common shareholders’ equity	$42,767	$(232)	$42,535	$42,410	$(226)	$42,184

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
Millions	Computed under Prior Method	Impact of Adjustment	As Reported	As Originally Reported	Impact of Adjustment	As Adjusted
Net income	$1,231	$(4)	$1,227	$830	$(3)	$827
Depreciation	$745	$(10)	$735	$700	$(9)	$691
Deferred income taxes & unrecognized tax benefits	$121	$(2)	$119	$210	$(1)	$209
Cash provided by operating activities	$1,711	$(16)	$1,695	$1,521	$(13)	$1,508
Capital investments	$(1,072)	$16	$(1,056)	$(1,079)	$13	$(1,066)
Cash used in investing activities	$(1,084)	$16	$(1,068)	$(1,152)	$13	$(1,139)

4. Operations and Segmentation – The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Agricultural	$698	$618	$1,428	$1,279
Automotive	334	163	639	325
Chemicals	592	499	1,179	1,012
Energy	836	715	1,680	1,522
Industrial Products	692	531	1,290	1,077
Intermodal	804	595	1,495	1,146
Total freight revenues	3,956	3,121	7,711	6,361
Other revenues	226	182	436	357
Total operating revenues	$4,182	$3,303	$8,147	$6,718

Although our revenues are principally derived from customers domiciled in the United States, the ultimate points of origination or destination for some products transported are outside the United States.

5. Stock-Based Compensation – We have several stock-based compensation plans under which employees and non-employee directors receive stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. We have elected to issue treasury shares to cover option exercises and stock unit vestings, while new shares are issued when nonvested retention shares vest. Information regarding stock-based compensation appears in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Stock-based compensation, before tax:
Stock options	$5	$6	$9	$10
Retention awards	16	6	29	14
Total stock-based compensation, before tax	$21	$12	$38	$24
Total stock-based compensation, after tax	$13	$7	$24	$15
Excess tax benefits from equity compensation plans	$2	$1	$11	$3

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions, for the Six Months Ended June 30,	2010	2009
Risk-free interest rate	2.4%	1.9%
Dividend yield	1.8%	2.3%
Expected life (years)	5.4	5.1
Volatility	35.2%	31.3%
Weighted-average grant-date fair value of options granted	$18.26	$11.33

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

A summary of stock option activity during the six months ended June 30, 2010 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2010	12,699	$ 42.27	5.5 yrs.	$ 275
Granted	788	60.98
Exercised	(786)	38.23	N/A	N/A
Forfeited or expired	(34)	53.26	N/A	N/A
Outstanding at June 30, 2010	12,667	$ 43.66	5.4 yrs.	$ 328
Vested or expected to vest at June 30, 2010	12,593	$ 43.58	5.4 yrs.	$ 326
Options exercisable at June 30, 2010	10,192	$ 41.00	4.6 yrs.	$ 291

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at June 30, 2010 are subject to performance or market-based vesting conditions.

At June 30, 2010, there was $27 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Intrinsic value of stock options exercised	$ 8	$ 3	$ 26	$ 4
Cash received from option exercises	11	6	34	6
Treasury shares repurchased for employee payroll taxes	(2)	-	(8)	-
Tax benefit realized from option exercises	3	2	10	2
Aggregate grant-date fair value of stock options vested	-	-	19	29

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2010 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	2,719	$ 50.13
Granted	597	60.98
Vested	(568)	43.23
Forfeited	(37)	53.23
Nonvested at June 30, 2010	2,711	$ 53.92

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At June 30, 2010, there was $81 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.2 years.

Performance Retention Awards – In February 2010, our Board of Directors approved performance stock unit grants. Other than different performance targets, the basic terms of these performance stock units are identical to those granted in January 2008 and February 2009, including using annual return on invested capital (ROIC) as the performance measure. Additionally, a change was made in February 2009 to an underlying assumption used in connection with calculating a component of ROIC. As a result, a lower discount rate (an assumed interest rate) will be used in both the numerator and denominator when calculating the present value of our future operating lease payments to reflect changes to interest rates and our financing costs. This rate will be consistent with the methodology used to calculate our adjusted debt-to-capital ratio. We used this new discount rate to calculate ROIC in connection with determining awards of performance stock units granted in 2009 and 2010. For performance stock units granted in 2008, we will continue calculating ROIC using the methodology and assumptions in effect when the performance stock units were granted.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2010 grant were as follows:

2010
Dividend per share per quarter	$0.27
Risk-free interest rate at date of grant	1.3%

Changes in our performance retention awards during the six months ended June 30, 2010 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,060	$ 50.88
Granted	473	58.33
Vested	(216)	46.91
Forfeited	(114)	48.08
Nonvested at June 30, 2010	1,203	$ 54.79

At June 30, 2010, there was $37 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.7 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Service cost	$ 11	$ 9	$ 22	$ 19
Interest cost	35	35	70	69
Expected return on plan assets	(44)	(41)	(89)	(81)
Amortization of:
Prior service cost	1	1	2	3
Actuarial loss	10	7	21	13
Net periodic pension cost	$ 13	$ 11	$ 26	$ 23

The components of our net periodic OPEB cost/(benefit) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Service cost	$ -	$ 1	$ 1	$ 2
Interest cost	4	7	8	13
Amortization of:
Prior service (credit)	(11)	(8)	(22)	(17)
Actuarial loss	4	4	7	8
Net periodic OPEB cost/(benefit)	$ (3)	$ 4	$ (6)	$ 6

Cash Contributions

For the six months ended June 30, 2010, we have made $25 million of cash contributions to the qualified pension plan. Additional contributions made in the second half of the year will be based on cash generated from operations and financial market considerations. All contributions made to the qualified pension plan during the six months ended June 30, 2010 were voluntary and were made with cash generated from operations.

7. Other Income – Other income included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Rental income	$ 21	$ 19	$ 41	$ 39
Net gain on non-operating asset dispositions	2	126	8	132
Interest income	1	2	2	4
Receivable securitization fees [a]	-	(2)	-	(5)
Early extinguishment of debt	-	-	(16)	-
Non-operating environmental costs and other	(5)	(10)	(15)	(12)
Total	$ 19	$ 135	$ 20	$ 158

[a]

Receivable securitization fees totaling $1 million and $3 million for the three and six months ended June 30, 2010 are now classified as interest expense. See Note 2 and Note 14 for further discussion.

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

At June 30, 2010, our liability for unrecognized tax benefits was $62 million, of which we classified $4 million as current.

9. Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, Except Per Share Amounts	2010	2009	2010	2009
		(Adjusted)*		(Adjusted)*
Net income	$ 711	$ 465	$1,227	$ 827
Weighted-average number of shares outstanding:
Basic	501.8	502.9	503.1	502.8
Dilutive effect of stock options	3.4	1.3	3.2	1.1
Dilutive effect of retention shares and units	1.3	1.1	1.3	1.1
Diluted	506.5	505.3	507.6	505.0
Earnings per share – basic	$ 1.42	$ 0.92	$2.44	$ 1.64
Earnings per share – diluted	$ 1.40	$ 0.92	$2.42	$ 1.64
Stock options excluded as their inclusion would be antidilutive	0.8	7.7	0.7	7.4

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

10. Comprehensive Income – Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
		(Adjusted)*		(Adjusted)*
Net income	$ 711	$ 465	$ 1,227	$ 827
Other comprehensive income/(loss):
Defined benefit plans	1	2	4	(11)
Foreign currency translation	(1)	14	1	1
Derivatives	-	-	1	-
Total other comprehensive income/(loss) [a]	-	16	6	(10)
Total comprehensive income	$ 711	$ 481	$ 1,233	$ 817

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

[a]

Net of deferred taxes of $0 million and $1 million during the three and six months ended June 30, 2010, respectively, and $10 million and $1 million during the three and six months ended June 30, 2009, respectively.

The after-tax components of accumulated other comprehensive loss were as follows:

Millions	Jun. 30, 2010	Dec. 31, 2009
Defined benefit plans	$ (611)	$(615)
Foreign currency translation	(34)	(35)
Derivatives	(3)	(4)
Total	$ (648)	$(654)

11. Properties – The following tables list the major categories of property and equipment, as well as the average composite depreciation rate for each category:

Millions, Except Percentages As of June 30, 2010	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rate for 2010
Land	$ 4,899	$ N/A	$ 4,899	N/A
Road:
Rail and other track material [a]	11,737	4,421	7,316	3.0%
Ties	7,448	1,821	5,627	2.8%
Ballast	3,926	902	3,024	3.0%
Other [b]	13,113	2,340	10,773	2.5%
Total road	36,224	9,484	26,740	2.8%
Equipment:
Locomotives	6,135	2,590	3,545	5.6%
Freight cars	1,841	1,013	828	3.6%
Work equipment and other	195	36	159	4.3%
Total equipment	8,171	3,639	4,532	5.1%
Technology and other	533	217	316	13.3%
Construction in progress	1,040	-	1,040	N/A
Total	$ 50,867	$ 13,340	$ 37,527	N/A

[a]	Depreciation rate includes a weighted-average composite rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

Millions, Except Percentages As of December 31, 2009 (Adjusted)*	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rate for 2009
Land	$ 4,891	$ N/A	$ 4,891	N/A
Road:
Rail and other track material [a]	11,584	4,414	7,170	3.6%
Ties	7,254	1,767	5,487	2.7%
Ballast	3,841	869	2,972	2.9%
Other [b]	12,988	2,237	10,751	2.4%
Total road	35,667	9,287	26,380	2.9%
Equipment:
Locomotives	6,156	2,470	3,686	5.0%
Freight cars	1,885	1,015	870	4.2%
Work equipment and other	168	32	136	3.6%
Total equipment	8,209	3,517	4,692	4.8%
Technology and other	477	204	273	12.5%
Construction in progress	966	-	966	N/A
Total	$ 50,210	$ 13,008	$ 37,202	N/A

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

[a]	Depreciation rate includes a weighted-average composite rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

Millions	Jun. 30, 2010	Dec. 31, 2009
Accounts payable	$ 710	$ 612
Accrued casualty costs	389	379
Dividends and interest	368	347
Income and other taxes	358	224
Accrued wages and vacation	345	339
Equipment rents payable	93	89
Other	524	480
Total accounts payable and other current liabilities	$ 2,787	$ 2,470

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At June 30, 2010 and December 31, 2009, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions, Except Percentages	Jun. 30, 2010	Dec. 31, 2009
Amount of debt hedged	$ -	$ 250
Percentage of total debt portfolio	-	3%
Gross fair value asset position	$ -	$ 15

On February 25, 2010, we elected to terminate an interest rate swap agreement with a notional amount of $250 million prior to the scheduled maturity and received cash of $20 million (which is comprised of $16 million for the fair value of the swap that was terminated and $4 million of accrued but unpaid interest receivable). We designated the swap agreement as a fair value hedge, and as such the unamortized adjustment to debt for the change in fair value of the swap remains classified as debt due after one year in our Condensed Consolidated Statements of Financial Position and will be amortized as a reduction to interest expense through April 15, 2012. As of June 30, 2010, we do not have any interest rate fair value hedges outstanding.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At June 30, 2010 and December 31, 2009, we had reductions of $3 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of June 30, 2010 and December 31, 2009, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the six months ended:

Millions, for the Six Months Ended June 30,	2010	2009
Decrease in interest expense from interest rate hedging	$ 2	$ 4
Increase in pre-tax income	$ 2	$ 4

14. Debt

Credit Facilities – On June 30, 2010, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the six months ended June 30, 2010. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At June 30, 2010 and December 31, 2009 (and at all times during the first and second quarters), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2010 the debt-to-net-worth coverage ratio allowed us to carry up to $34.6 billion of debt (as defined in the facility), and we had $9.9 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

At June 30, 2010, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility. During the six months ended June 30, 2010, we did not issue or repay any commercial paper.

Receivables Securitization Facility – As discussed in Note 2, we adopted new accounting guidance on January 1, 2010. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010, are reflected as debt issued in our Condensed Consolidated Statements of Cash Flows, and the value of the outstanding undivided interest held by investors at June 30, 2010, is accounted for as a secured borrowing and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year.

Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at June 30, 2010, and December 31, 2009. The value of the outstanding undivided interest held by investors under the facility was $100 million and $400 million at June 30, 2010, and December 31, 2009, respectively. The value of the undivided interest held by investors was supported by $1,016 million and $817 million of accounts receivable at June 30, 2010, and December 31, 2009, respectively. At June 30, 2010, and December 31, 2009, the value of the interest retained by UPRI was $1,016 million and $417 million, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of June 30, 2010. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for these responsibilities. The Railroad collected approximately $4.0 billion and $3.2 billion during the three months ended June 30, 2010 and 2009, respectively, and $7.7 billion and $6.7 billion during the six months ended June 30, 2010 and 2009, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million and $3 million for the three and six months ended June 30, 2010. Prior to adoption of the new accounting guidance, the costs of the receivables securitization facility were included in other income and were $2 million and $5 million for the three and six months ended June 30, 2009.

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

As of June 30, 2010, and December 31, 2009, we reclassified as long-term debt approximately $510 million and $320 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Subsequent Event - Debt Exchange – On June 11, 2010, we announced the commencement of a private offer to exchange up to $750 million of notes (Existing Notes) bearing interest at a rate of 7.875% and due in 2019. The exchange transaction closed on July 14, 2010, at which time $375.9 million of Existing Notes were exchanged for 5.78% notes (New Notes) due July 15, 2040, plus cash consideration of approximately $95.8 million and $14.7 million for accrued and unpaid interest on the Existing Notes. The cash consideration, which will be recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes will be amortized as an adjustment of interest expense over the term of the New Notes. There will be no gain or loss recognized as a result of the exchange. Costs related to the debt exchange that are payable to parties other than the debtholders total approximately $2 million and will be included in interest expense during the third quarter.

Debt Redemption – On March 22, 2010, we redeemed $175 million of our 6.5% notes due April 15, 2012. The redemption resulted in an early extinguishment charge of $16 million in the first quarter of 2010. In addition, we reduced the amount of the outstanding undivided interest under our receivables securitization facility from $400 million to $100 million during the first quarter of 2010.

Fair Value of Debt Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At June 30, 2010, the fair value of total debt was $10.7 billion, approximately $1.3 billion more than the carrying value. At December 31, 2009, the fair value of total debt was $10.8 billion, approximately $945 million more than the carrying value. At June 30, 2010, and December 31, 2009, approximately $320 million of fixed-rate debt securities contained call provisions that allowed us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or, in certain cases, at par.

15. Variable Interest Entities – We have entered into various lease transactions in which the structure of the leases contain variable interest entities (VIEs). These VIEs were created solely for the purpose of doing lease transactions (principally involving railroad equipment and facilities) and have no other activities, assets or liabilities outside of the lease transactions. Within these lease arrangements, we have the right to purchase some or all of the assets at fixed prices. Depending on market conditions, fixed-price purchase options available in the leases could potentially provide benefits to us; however, these benefits are not expected to be significant.

We maintain and operate the assets based on contractual obligations within the lease arrangements, which set specific guidelines consistent within the railroad industry. As such, we have no control over activities that could materially impact the fair value of the leased assets. We do not hold the power to direct the activities of the VIEs and, therefore, do not control the ongoing activities that have a significant impact on the economic performance of the VIEs. Additionally, we do not have the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs.

The Company is not considered to be the primary beneficiary and does not consolidate these VIEs because the Company’s actions and decisions do not have the most significant effect on the VIE’s performance and the Company’s fixed-price purchase price options are not considered to be potentially significant to the VIE’s. The future minimum lease payments associated with the VIE leases totaled $4.3 billion as of June 30, 2010.

16. Commitments and Contingencies

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

Personal Injury – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use an actuarial analysis to measure the expense and liability, including unasserted claims. The Federal Employers’ Liability Act (FELA) governs compensation for work-related accidents. Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 87% of the recorded liability related to asserted claims, and approximately 13% related to unasserted claims at June 30, 2010. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Six Months Ended June 30,	2010	2009
Beginning balance	$ 545	$ 621
Current year accruals	82	98
Changes in estimates for prior years	(56)	(49)
Payments	(109)	(86)
Ending balance at June 30	$ 462	$ 584
Current portion, ending balance at June 30	$ 157	$ 186

For the three months ended June 30, 2010, and June 30, 2009, the personal injury liability was reduced by $40 million and $49 million or $0.05 and $0.06 per diluted share, respectively, due to changes in estimates for prior years.

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

Our asbestos-related liability activity was as follows:

Millions, for the Six Months Ended June 30,	2010	2009
Beginning balance	$ 174	$ 213
Accruals	-	-
Payments	(6)	(5)
Ending balance at June 30	$ 168	$ 208
Current portion, ending balance at June 30	$ 13	$ 12

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at June 30, 2010 and December 31, 2009.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We identified 294 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At June 30, 2010, approximately 5% of our environmental liability was discounted at 3.4%, while approximately 12% of our environmental liability was discounted at 3.4% at December 31, 2009.

Our environmental liability activity was as follows:

Millions, for the Six Months Ended June 30,	2010	2009
Beginning balance	$ 217	$ 209
Accruals	20	13
Payments	(18)	(23)
Ending balance at June 30	$ 219	$ 199
Current portion, ending balance at June 30	$ 82	$ 59

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

Guarantees – At June 30, 2010, we were contingently liable for $386 million in guarantees. We have recorded a liability of $3 million for the fair value of these obligations as of both June 30, 2010, and December 31, 2009. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

17. Share Repurchase Program – On May 1, 2008, our Board of Directors authorized the repurchase of 40 million common shares by March 31, 2011. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. In 2009 and during the first quarter of 2010, we did not repurchase any common stock under this program. In May 2010, we resumed share repurchases under this program. During the three months ended June 30, 2010, we repurchased 6.5 million shares at an average purchase price of $71.74, which totaled an aggregate cost of approximately $466 million. At June 30, 2010, we had authority to repurchase up to 26.1 million shares under the current program. Any share repurchases under this program are expected to be funded through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

From July 1, 2010, through the date of this filing, we repurchased approximately 3.3 million shares at an aggregate cost of approximately $231 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2010, Compared to

Three and Six Months Ended June 30, 2009

For purposes of this report, unless the context otherwise requires, all references to “UPC”, “Corporation”, “we”, “us”, and “our” mean Union Pacific Corporation and its subsidiaries, including Union Pacific Railroad Company, which we separately refer to as “UPRR” or the “Railroad”.

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

Available Information

Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; eXtensible Business Reporting Language (XBRL) documents for our 2009 Annual Report on Form 10-K, our 2010 Quarterly Reports on Form 10-Q, and our 2009 Quarterly Reports on Form 10-Q for the second and third quarters; our current reports on Form 8-K; our proxy statements; Forms 3, 4, and 5, filed on behalf of directors and executive officers; and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, our corporate governance materials, including By-Laws, Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees are available on our website. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the New York Stock Exchange or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of our SEC filings or corporate governance materials should send a written request to: Secretary, Union Pacific Corporation, 1400 Douglas Street, Omaha, NE 68179.

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2009 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first six months of 2010.

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

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.40 per diluted share on net income of $711 million in the second quarter of 2010, compared to earnings of $0.92 per diluted share on net income of $465 million for the second quarter of 2009. Year-to-date, net income was $1.2 billion versus $827 million for the same period in 2009. Freight revenues (excluding fuel surcharges) increased $610 million in the second quarter compared to the same period of 2009, driven by volume growth of 18% and core pricing gains. Demand for our services increased compared to the second quarter of 2009, as adverse economic conditions during 2009 substantially reduced demand for rail service. Consistent with the first quarter, we continued Company-wide efforts to improve efficiency and reduce costs, in addition to adjusting our resources to reflect demand levels. We leveraged additional traffic volumes during the quarter with enhancements to our transportation plan, which improved asset utilization and minimized operational cost increases compared to the second quarter of 2009. As of June 30, 2010, we had 22% of our road locomotives and 14% of our freight car inventory in storage or maintained off-line, compared to 32% and 21%, respectively, at June 30, 2009. Additionally, our productivity initiatives reduced our workforce by 3% compared to the second quarter of 2009.

A large real estate transaction generated earnings in the second quarter and year-to-date period of 2009, creating an unfavorable variance with 2010. In June of 2009, we closed a $118 million sale of land to the Regional Transportation District (RTD) in Colorado, resulting in a $116 million pre-tax gain.

As reported to the Association of American Railroads (AAR), average train speed decreased 4% in the second quarter of 2010 compared to a best-ever record set in the second quarter of 2009. Flooding in the Midwest during June and other incidents drove a 24% increase in network interruption days during the second quarter of 2010 compared to 2009, negatively impacting our average train speed. In addition, our network infrastructure replacement and improvement programs during the second quarter of 2010 focused more on areas served by a single main line, which slowed our operations. Average terminal dwell increased 1% while average rail car inventory decreased 2% in the second quarter of 2010 compared to 2009. Better freight car utilization and cycle times drove the improvement in average rail car inventory during the period. During the quarter, we continued operating an efficient and fluid network, effectively handling the 18% increase in carloads compared to last year.

Operating Revenues

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions	2010	2009	Change	2010	2009	Change
Freight revenues	$ 3,956	$ 3,121	27%	$ 7,711	$ 6,361	21%
Other revenues	226	182	24	436	357	22
Total	$ 4,182	$ 3,303	27%	$ 8,147	$ 6,718	21%

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

Other revenues include revenues earned by our subsidiaries, revenues from our commuter rail operations and Amtrak, and accessorial revenues, which we earn when customers retain equipment owned or controlled by us or when we perform additional services such as switching or storage. We recognize other revenues as we perform services or meet contractual obligations.

Freight revenues and volume levels for all six commodity groups increased during the second quarter and year-to-date period of 2010 compared to 2009, as a result of economic improvements in many market sectors, with particularly strong growth in automotive, intermodal, and industrial products shipments. Higher fuel surcharges driven by higher fuel prices, volume growth, and new fuel surcharge provisions in recently negotiated contracts also increased freight revenues in the second quarter and year-to-date period of 2010. ARC increased 8% and 5% during the second quarter and year-to-date period driven by higher fuel cost recoveries and core pricing gains. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic, which is described below in more detail.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $309 million and $565 million in freight revenues in the second quarter and year-to-date period of 2010, compared to $84 million and $231 million in the same periods of 2009, respectively. Increases in both fuel prices and volume levels drove the higher fuel surcharge amounts in both periods. Additionally, fuel surcharge revenue is not entirely comparable to prior periods due to implementation of new mileage-based fuel surcharge programs. In April 2007, we converted regulated traffic, which represents approximately 17% of our current revenue base, to mileage-based fuel surcharge programs. In addition, we continue to convert portions of our non-regulated traffic to mileage-based fuel surcharge programs. At the time of the conversion, we also reset the base fuel price at which the new mileage-based fuel surcharges take effect. Resetting the fuel price at which the fuel surcharge begins, in conjunction with rebasing the affected transportation rates to include a portion of what had been in the fuel surcharge, does not materially change our freight revenue as higher base rates offset lower fuel surcharge revenue.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions	2010	2009	Change	2010	2009	Change
Agricultural	$698	$ 618	13%	$1,428	$ 1,279	12%
Automotive	334	163	F	639	325	97
Chemicals	592	499	19	1,179	1,012	17
Energy	836	715	17	1,680	1,522	10
Industrial Products	692	531	30	1,290	1,077	20
Intermodal	804	595	35	1,495	1,146	30
Total	$3,956	$ 3,121	27%	$7,711	$ 6,361	21%

Revenue Carloads	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Thousands	2010	2009	Change	2010	2009	Change
Agricultural	213	203	5%	441	415	6%
Automotive	159	93	71	310	190	63
Chemicals	209	188	11	412	368	12
Energy	486	470	3	1,002	991	1
Industrial Products	286	229	25	528	451	17
Intermodal	827	669	24	1,569	1,284	22
Total	2,180	1,852	18%	4,262	3,699	15%

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Average Revenue per Car	2010	2009	Change	2010	2009	Change
Agricultural	$3,277	$3,045	8%	$3,238	$ 3,081	5%
Automotive	2,094	1,755	19	2,059	1,714	20
Chemicals	2,826	2,659	6	2,859	2,749	4
Energy	1,722	1,520	13	1,677	1,536	9
Industrial Products	2,420	2,319	4	2,444	2,388	2
Intermodal	974	889	10	953	893	7
Average	$1,815	$1,685	8%	$1,809	$ 1,720	5%

Agricultural Products – Higher volume, fuel surcharges, and price improvements increased agricultural freight revenue in the second quarter and six-month period of 2010 versus 2009. Increased demand in Mexico and growth of shipments into ethanol plants in California drove higher corn and feed grain shipments in both periods. In 2009, some ethanol plants temporarily ceased operations due to lower ethanol margins, which contributed to the favorable results in 2010. Continued growth in ethanol shipments and new business in feed and animal protein shipments also increased agricultural shipments in the second quarter and year-to-date period of 2010 compared to 2009. In addition, stronger export demand in the Gulf region increased shipments of wheat and food grains compared to weak demand in the second quarter and six-month period of 2009.

Automotive – 77% and 72% increases in shipments of finished vehicles in the second quarter and six-month period of 2010, respectively, combined with core pricing gains and fuel surcharges drove higher freight revenue compared to 2009. Economic conditions in the first half of 2009 led to poor auto sales and reduced vehicle production, which in turn reduced shipments of finished vehicles and parts during both periods.

Chemicals – Higher volume, fuel surcharges, and price improvements increased freight revenue from chemicals in the second quarter and six-month period of 2010 versus 2009. Reduced inventories and delayed purchases from 2009 drove a 36% and 38% increase in fertilizer shipments during the second quarter and year-to-date period of 2010 versus 2009. A modest rebound in market conditions and more normalized inventory levels increased demand for industrial chemicals in the second quarter and six-month period of 2010 compared to 2009, driving volume levels up 11% and 12%, respectively.

Energy – Core pricing gains, higher fuel surcharges and modest volume growth increased freight revenue from energy shipments in the second quarter and year-to-date period of 2010 versus 2009. Shipments from the Southern Powder River Basin were up 5% and 3% in the second quarter and year-to-date period of 2010 compared to 2009, respectively, as modest improvement in economic conditions increased energy demand. Higher inventory levels carried over from 2009 partially offset this demand increase. Shipments from Colorado and Utah mines were flat in the second quarter and down 3% in the six-month period of 2010 versus 2009 as two Colorado mines experienced curtailed production and outages due to the repositioning of equipment and operations to different mining areas. In addition, volumes declined due to weaker demand from our industrial customers and high utility inventories at some locations.

Industrial Products – Volume gains, higher fuel surcharges, and core pricing improvement increased freight revenue from industrial products in the second quarter and six-month period of 2010 versus 2009. A federal government remediation program involving removal of uranium mill tailings from the Moab, Utah, area drove an increase in short-haul hazardous waste shipments in both periods versus 2009. Shipments under this program began modestly during the second quarter of 2009. Steel shipments also increased due to improving economic conditions, while shipments of non-metallic minerals (primarily frac sand) grew in response to more drilling for natural gas.

Intermodal – Increased volume, higher fuel surcharges (including new recovery provisions in recently negotiated contracts), and pricing gains drove the increase in freight revenue from intermodal shipments in the second quarter and year-to-date period of 2010 versus 2009. Volume from domestic and international traffic increased in both periods compared to 2009, reflecting improvements in economic conditions. A new contract with Hub Group, Inc., which included additional shipments, was executed in the second quarter of 2009 and contributed to the increase in domestic shipments. In addition, improved service and competitive rates drove market share gains as shipments were converted from truck to rail. Increased import traffic due to stronger consumer demand generated growth in international shipments.

Mexico Business – Each of our commodity groups include revenue from shipments to and from Mexico. Revenue from Mexico business increased 37% in the second quarter of 2010 versus 2009 to $388 million. Volume grew in four of our six commodity groups, up 39% in aggregate during the second quarter of 2010, with increases in automotive, industrial products, intermodal, and chemical shipments. Year-to-date, revenue grew 35% versus 2009 to $752 million, driven by volume growth of 35% versus 2009.

Operating Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions	2010	2009	Change	2010	2009	Change
Compensation and benefits	$1,051	$ 976	8%	$2,110	$ 2,046	3%
Fuel	608	370	64	1,191	756	58
Purchased services and materials	472	399	18	904	803	13
Depreciation	368	350	5	735	691	6
Equipment and other rents	282	307	(8)	572	624	(8)
Other	122	153	(20)	368	379	(3)
Total	$2,903	$ 2,555	14%	$5,880	$ 5,299	11%

Operating expenses increased $348 million and $581 million in the second quarter and six-month period of 2010 versus the comparable periods in 2009. Our fuel price per gallon increased 46% and 45% during the second quarter and year-to-date period, accounting for $186 million and $357 million of the increases, respectively. Wage and benefit inflation, depreciation, and volume-related costs also contributed to higher expenses during both periods. In addition, a one-time payment related to a transaction with CSX Intermodal, Inc. increased operating expenses during the six-month period compared to 2009. Cost savings from productivity improvements and better resource utilization partially offset these increases in both periods.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. General wage and benefit inflation, volume-related expenses, and higher equity and incentive compensation drove costs up in the second quarter and year-to-date period. Ongoing productivity initiatives led to a 3% and 5% decline in our workforce in the second quarter and year-to-date period of 2010 compared to 2009, saving $36 million and $119 million, respectively.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Higher diesel fuel prices, which averaged $2.29 and $2.22 per gallon (including taxes and transportation costs) in the second quarter and six-month period of 2010 compared to $1.57 and $1.53 per gallon in the same periods in 2009, increased expenses by $186 million and $357 million. Volume, as measured by gross ton-miles, increased 14% and 11% in the second quarter and six-month period versus 2009, driving expenses up by $48 million and $79 million, respectively. Conversely, the use of newer, more fuel efficient locomotives, our fuel conservation programs, and efficient network operations drove 1% and 3% improvements in our fuel consumption rate in the second quarter and six-month period, resulting in $4 million and $18 million of cost savings versus 2009.

Purchased Services and Materials – Purchased services and materials expense includes the costs of services purchased from outside contractors; materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Increased contract services expense of $47 million and $80 million were primary drivers of higher expenses in the second quarter and six-month period of 2010 versus 2009. Contract services expense includes equipment maintenance, contract expenses incurred by our subsidiaries for volume-related external transportation services, and various other types of contractual services. Expenses associated with jointly owned facilities and transportation and lodging costs also increased in the second quarter and year-to-date period of 2010. Conversely, a decrease in activity for locomotive and freight car maintenance drove lower material costs, partially offsetting these increases during the six-month period of 2010 versus 2009.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the second quarter and year-to-date period of 2010 compared to 2009. Costs also increased $10 million and $25 million in the second quarter and six-month period of 2010 due to the restructuring of certain locomotive leases in the second quarter of 2009. Lower depreciation rates for rail and other track material partially offset the increases. The lower rates, which became effective January 1, 2010, resulted from reduced track usage (based on lower gross ton-miles) in 2009.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. The restructuring of locomotive leases (completed in May 2009) reduced lease expense by $14 million and $36 million in the second quarter and six-month period of 2010. Lower lease expense for freight cars, intermodal containers, and locomotives also decreased costs in both periods. Conversely, short-term freight rental expense increased in the second quarter and six-month period of 2010 compared to 2009, reflecting increased shipments of finished vehicles and intermodal containers.

Other – Other expenses include personal injury, freight and property damage, destruction of foreign equipment, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Other costs were lower in the second quarter of 2010 compared to 2009, driven by lower expenses for destruction of foreign equipment, freight and property damages, bad debts and environmental remediation costs. Personal injury expense was minimal in the second quarter of 2010 and 2009 resulting from favorable actuarial studies in both quarters, reflecting continued improvements in our safety experience. Year-to-date, lower personal injury expense, casualty costs, and reduced other expenses more than offset the $45 million one-time payment in the first quarter of 2010 related to a transaction with CSXI.

Non-Operating Items

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions	2010	2009	Change	2010	2009	Change
Other income	$19	$ 135	(86)%	$20	$ 158	(87)%
Interest expense	(152)	(150)	1	(307)	(291)	5
Income taxes	(435)	(268)	62	(753)	(459)	64

Other Income – Other income decreased in the second quarter and six-month period of 2010 compared to 2009 due to lower gains from real estate sales (the second quarter of 2009 included the $116 million pre-tax gain from the RTD transaction). Premiums paid for early debt redemption and higher environmental remediation costs associated with non-operating properties also drove other income lower in the six-month period of 2010 versus 2009.

Interest Expense – Interest expense increased slightly in the second quarter of 2010 versus 2009 due to a higher effective interest rate of 6.3% compared to 6.2% in the second quarter of 2009. The weighted average debt level was $9.6 billion in both the second quarter of 2010 and 2009. Year-to-date, a higher weighted-average debt level of $9.8 billion in 2010 versus $9.3 billion in 2009 drove the increase in interest expense. The effective interest rate was 6.2% in both year-to-date periods of 2010 and 2009.

Income Taxes – Income taxes were higher in the second quarter and year-to-date period of 2010 compared to 2009, driven by higher pre-tax income. Our effective tax rate for the second quarter and year-to-date period of 2010 was 38.0%, compared to 36.6% and 35.7% for the corresponding periods of 2009. The lower 2009 year-to-date effective rate was primarily due to California legislation that changed how we determine the amount of income subject to California tax.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2010	2009	Change	2010	2009	Change
Average train speed (miles per hour)	26.4	27.4	(4)%	26.3	27.3	(4)%
Average terminal dwell time (hours)	24.7	24.5	1%	25.4	24.4	4%
Average rail car inventory (thousands)	275.2	281.8	(2)%	276.4	284.1	(3)%
Gross ton-miles (billions)	228.1	200.8	14%	452.8	407.4	11%
Revenue ton-miles (billions)	126.3	113.2	12%	253.1	231.7	9%
Operating ratio	69.4	77.4	(8.0) pts	72.2	78.9	(6.7) pts
Employees (average)	42,571	43,721	(3)%	42,350	44,359	(5)%
Customer satisfaction index	89	87	2 pts	88	87	1 pts

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed decreased 4% in the second quarter of 2010 compared to a best-ever record set in the second quarter of 2009. Flooding in the Midwest during June and other incidents drove a 24% increase in network interruption days during the second quarter of 2010 compared to 2009, negatively impacting our average train speed. In addition, our network infrastructure replacement and improvement programs during the second quarter of 2010 focused more on areas served by a single main line, which slowed our operations. Severe winter weather, the June floods, and track maintenance and improvement programs drove the 4% decline in the six-month period of 2010 compared to 2009. Overall, we continued operating a fluid and efficient network during the first half of the year, effectively handling the 15% increase in carloads compared to the first half of 2009.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 1% in the second quarter of 2010 compared to 2009 as weather and other incidents impacted our network. Year-to-date, average terminal dwell time increased 4% compared to 2009 driven by severe winter weather in the first quarter of 2010.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Lower average rail car inventory reduces congestion in our yards and sidings, which increases train speed, reduces average terminal dwell time, and improves rail car utilization. Average rail car inventory decreased 2% and 3% in the second quarter and year-to-date period of 2010 compared to 2009, respectively, as we effectively handled 18% and 15% increases in carloads compared to 2009. These achievements reflect improved freight car utilization and cycle times, terminations of expired rail car leases, and the retirement of old rail cars.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross and revenue-ton-miles increased 14% and 12% in the second quarter of 2010 compared to 2009, due to an 18% increase in carloads during the same period. Commodity mix changes (notably automotive and intermodal shipments) drove the variance in year-over-year growth between gross ton-miles, revenue ton-miles and carloads. Year-to-date, gross and revenue-ton-miles increased 11% and 9% compared to 2009, due to a 15% increase in carloads.

Operating Ratio – Operating ratio is defined as our operating expense as a percentage of operating revenues. Our operating ratio improved 8.0 points to 69.4% in the second quarter of 2010 compared to 2009 and 6.7 points to 72.2% in the six-month period of 2010 versus 2009. Efficiently leveraging volume increases, core pricing gains, and other productivity initiatives drove the improvement and more than offset the impact of higher fuel prices.

Employees – Productivity initiatives reduced employee levels 3% and 5% in the second quarter and six-month period of 2010 versus 2009, respectively. Although volumes increased 18% and 15% in each respective period, the additional volumes were leveraged through network and other productivity initiatives. Our full-time equivalent train and engine force level increased 4% in the second quarter and remained flat in the year-to-date period of 2010 compared to 2009. Network initiatives, combined with improved productivity within all other operating functions and support organizations contributed to the lower full-time equivalent force levels.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvements in survey results for the second quarter and year-to-date period of 2010 generally reflect customer recognition of our service.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	Jun. 30, 2010	Dec. 31, 2009
Debt (a)	$9,365	$9,848
Equity	17,323	16,801
Capital (b)	$26,688	$26,649
Debt to capital (a/b)	35.1%	37.0%

Millions, Except Percentages	Jun. 30, 2010	Dec. 31, 2009
Debt	$9,365	$9,848
Value of sold receivables	-	400
Debt including value of sold receivables	9,365	10,248
Net present value of operating leases	3,539	3,672
Unfunded pension and OPEB	456	456
Adjusted debt (a)	$13,360	$14,376
Equity	17,323	16,801
Adjusted capital (b)	$30,683	$31,177
Adjusted debt to capital (a/b)	43.5%	46.1%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Effective January 1, 2010, the value of the outstanding undivided interest held by investors under our receivables securitization facility is included in our Condensed Consolidated Statement of Financial Position as debt due after one year. At June 30, 2010, that amount was $100 million. Operating leases were discounted using 6.2% at June 30, 2010 and 6.3% at December 31, 2009. The lower discount rate reflects changes to interest rates and our current financing costs. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide a reconciliation from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions, for the six month ended June 30	2010	2009
Cash provided by operating activities	$1,695	$1,508
Cash used in investing activities	(1,068)	(1,139)
Cash provided by/(used in) financing activities	(1,160)	38
Net change in cash and cash equivalents	$(533)	$407

Cash Provided by Operating Activities – Higher net income in the first six months of 2010 increased cash provided by operating activities compared to 2009. Conversely, the change in accounting treatment for our receivable securitization facility from a sale of undivided interests (recorded as an operating activity) to a secured borrowing (recorded as a financing activity) decreased cash provided by operating activities by $400 million in the six-month period of 2010 versus $184 million in the six-month period of 2009.

Cash Used in Investing Activities – Lower capital investments drove the decrease in cash used in investing activities. In addition, we purchased equipment in the first six months of 2009 totaling $216 million that was pending financing at June 30, 2009; no purchases were pending financing during the first six months of 2010. Lower proceeds from asset sales in the year-to-date period of 2010 compared to 2009 partially offset the decrease.

The table below details cash capital investments:

Millions, for the six months ended June 30	2010	2009
Rail and other track material	$317	$326
Ties	238	237
Ballast	105	115
Other [a]	122	148
Total road infrastructure replacements	782	826
Line expansion and other capacity projects	40	101
Commercial facilities	65	28
Total capacity and commercial facilities	105	129
Locomotives and freight cars	87	52
Positive train control	30	4
Technology and other	52	55
Total cash capital investments	$1,056	$1,066

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Cash Provided by/(Used in) Financing Activities – Cash used in financing activities increased in the first six months of 2010 versus 2009 due to an increase of $422 million in the repurchase of common shares and a net debt reduction of $485 million in 2010 compared to a net debt increase of $215 million in 2009.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing and dividends paid. Free cash flow is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe free cash flow is important to management and investors in evaluating our financial performance and measures our ability to generate cash without incurring additional external financings. Free cash flow should be considered in addition to, rather than as a substitute for, cash provided by operating activities. The table below reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

Millions, for the six months ended June 30	2010	2009
Cash provided by operating activities	$1,695	$1,508
Receivables securitization facility [a]	400	184
Cash provided by operating activities excl. receivables securitization facility	2,095	1,692
Cash used in investing activities	(1,068)	(1,139)
Dividends paid	(272)	(272)
Free cash flow	$755	$281

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

Financing Activities

Credit Facilities – At June 30, 2010, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the six months ended June 30, 2010. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires us to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At June 30, 2010, and December 31, 2009 (and at all times during the first and second quarters), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2010, the debt-to-net-worth coverage ratio allowed us to carry up to $34.6 billion of debt (as defined in the facility), and we had $9.9 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

At June 30, 2010, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility. During the six months ended June 30, 2010, we did not issue or repay any commercial paper.

Receivables Securitization Facility – In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16). ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. We adopted the authoritative accounting guidance on January 1, 2010. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010, are reflected as debt issued in our Condensed Consolidated Statements of Cash Flows, and the value of the outstanding undivided interest held by investors at June 30, 2010, is accounted for as a secured borrowing and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year.

Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at June 30, 2010, and December 31, 2009. The value of the outstanding undivided interest held by investors under the facility was $100 million and $400 million at June 30, 2010, and December 31, 2009, respectively. The value of the undivided interest held by investors was supported by $1,016 million and $817 million of accounts receivable at June 30, 2010, and December 31, 2009, respectively. At June 30, 2010, and December 31, 2009, the value of the interest retained by UPRI was $1,016 million and $417 million, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of June 30, 2010. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for these responsibilities. The Railroad collected approximately $4.0 billion and $3.2 billion during the three months ended June 30, 2010 and 2009, respectively, and $7.7 billion and $6.7 billion during the six months ended June 30, 2010 and 2009, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million and $3 million for the three and six months ended June 30, 2010. Prior to adoption of the new accounting guidance, the costs of the receivables securitization facility were included in other income and were $2 million and $5 million for the three and six months ended June 30, 2009.

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

As of June 30, 2010, and December 31, 2009, we reclassified as long-term debt approximately $510 million and $320 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Subsequent Event - Debt Exchange – On June 11, 2010, we announced the commencement of a private offer to exchange up to $750 million of notes (Existing Notes) bearing interest at a rate of 7.875% and due in 2019. The exchange transaction closed on July 14, 2010, at which time $375.9 million of Existing Notes were exchanged for 5.78% notes (New Notes) due July 15, 2040, plus cash consideration of approximately $95.8 million and $14.7 million for accrued and unpaid interest on the Existing Notes. The cash consideration, which will be recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes will be amortized as an adjustment of interest expense over the term of the New Notes. There will be no gain or loss recognized as a result of the exchange. Costs related to the debt exchange that are payable to parties other than the debtholders total approximately $2 million and will be included in interest expense during the third quarter.

Debt Redemption – On March 22, 2010, we redeemed $175 million of our 6.5% notes due April 15, 2012. The redemption resulted in an early extinguishment charge of $16 million in the first quarter of 2010. In addition, we reduced the amount of the outstanding undivided interest under our receivables securitization facility from $400 million to $100 million during the first half of 2010.

Share Repurchase Program – On May 1, 2008, our Board of Directors authorized the repurchase of 40 million common shares by March 31, 2011. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. In 2009 and during the first quarter of 2010, we did not repurchase any common stock under this program. In May 2010, we resumed share repurchases under this program. During the three months ended June 30, 2010, we repurchased 6.5 million shares at an average purchase price of $71.74, which totaled an aggregate cost of approximately $466 million. At June 30, 2010, we had authority to repurchase up to 26.1 million shares under the current program. Any share repurchases under this program are expected to be funded through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

From July 1, 2010, through the date of this filing, we repurchased approximately 3.3 million shares at an aggregate cost of approximately $231 million.

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

The following tables identify material obligations and commitments as of June 30, 2010:

		Jul. 1 through Dec. 31, 2010	Payments Due by Dec. 31,
Contractual Obligations							After
Millions	Total		2011	2012	2013	2014	2014	Other
Debt [a]	$11,986	$362	$896	$914	$985	$966	$7,863	$-
Operating leases [b]	5,034	260	576	497	434	362	2,905	-
Capital lease obligations [c]	2,860	159	292	251	257	268	1,633	-
Purchase obligations [d]	2,649	370	375	232	226	205	1,209	32
Other postretirement benefits [e]	415	21	42	43	43	44	222	-
Income tax contingencies [f]	62	4	-	-	-	-	-	58
Total contractual obligations	$23,006	$1,176	$2,181	$1,937	$1,945	$1,845	$13,832	$90

[a]	Excludes capital lease obligations of $1,998 million and unamortized discount of $(98) million. Includes an interest component of $4,521 million.

[b]	Includes leases for locomotives, rail cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $862 million.

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

[f]

Future cash flows for income tax contingencies reflect the recorded liability for unrecognized tax benefits, including interest and penalties, as of June 30, 2010. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

		Jul. 1 through Dec. 31, 2010	Amount of Commitment Expiration by Dec. 31,
Other Commercial Commitments							After
Millions	Total		2011	2012	2013	2014	2014
Credit facilities [a]	$1,900	$-	$-	$1,900	$-	$-	$-
Receivables securitization facility [b]	600	600	-	-	-	-	-
Guarantees [c]	386	6	70	23	8	214	65
Standby letters of credit [d]	24	7	17	-	-	-	-
Total commercial commitments	$2,910	$613	$87	$1,923	$8	$214	$65

[a]	None of the credit facility was used as of June 30, 2010.

[b]	$100 million of the receivables securitization facility was utilized at June 30, 2010, which is accounted for as debt. The full program matures in August 2010.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of June 30, 2010.

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

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Liquidity and Capital Resources” in Item 2, and any other statements or information in this report regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure, and the transportation plan; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

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

Environmental Matters

As we reported in our Annual Report on Form 10-K for 2005, the EPA considers the Railroad a potentially responsible party for the Omaha Lead Site. The Omaha Lead Site consists of approximately 25 square miles of residential property in the eastern part of Omaha, Nebraska, allegedly impacted by air emissions from two former lead smelters/refineries. One refinery was operated by ASARCO. The EPA identified the Railroad as a potentially responsible party because more than 60 years ago the Railroad owned land that was leased to ASARCO. The Railroad disputes both the legal and technical basis of the EPA’s allegations. It has nonetheless engaged in extensive negotiations with the EPA. These negotiations reached an apparent impasse. The EPA issued a Unilateral Administrative Order with an effective date of December 16, 2005, directing the Railroad to implement an interim remedy at the site at an estimated cost of $50 million. Failure to comply with the order without just cause could subject the Railroad to penalties of up to $37,500 per day and three times the EPA’s costs in performing the work. The Railroad believes it has just cause not to comply with the order, but it offered to perform some of the work specified in the order as a compromise. On August 5, 2009, the Railroad received a Special Notice Letter from EPA directing us to perform environmental remediation at approximately 9,000 residential yards in Omaha and to take other remedial measures as part of a final remedy. The Railroad continues to contest its purported liability for these costs but has submitted an offer to the EPA to attempt to negotiate a resolution of the matter. To date, the EPA has rejected all of the Railroad’s offers to settle or resolve this matter. On June 23, 2010, the Railroad filed suit in federal district court in Omaha, Nebraska, against the EPA and its Administrator under the Freedom of Information Act (FOIA), the Administrative Procedures Act, and the Federal Records Act asking the court to compel the EPA to respond fully to outstanding FOIA requests and to prevent the EPA from destroying records. This lawsuit was based on evidence of the EPA’s intentional destruction of requested documents. The court granted the Railroad a temporary restraining order prohibiting further document destruction. The Railroad will seek both a preliminary and a permanent injunction to bar the EPA from any further document destruction.

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

On October 10, 2008, Judge Friedman heard oral arguments with respect to the defendant railroads’ motions to dismiss. In a ruling on November 7, 2008, Judge Friedman denied the motion with respect to the direct purchasers’ complaint, and pretrial proceedings are underway in that case. On December 31, 2008, Judge Friedman ruled that the allegations of the indirect purchasers based upon state antitrust, consumer protection, and unjust enrichment laws must be dismissed. He also ruled, however, that the plaintiffs could proceed with their claim for injunctive relief under the federal antitrust laws, which is identical to a claim by the direct purchaser plaintiffs. The indirect purchasers appealed Judge Friedman’s ruling to the U.S. Court of Appeals for the District of Columbia. On April 16, 2010, the U.S. Court of Appeals for the District of Columbia affirmed Judge Friedman’s ruling dismissing the indirect purchasers’ claims based on various state laws.

We deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

On December 7, 2007, the U.S. Customs and Border Protection (CBP) directed its field offices to issue penalties against the Railroad for discoveries of illegal drugs in railcars crossing the border from Mexico. The cars are in trains delivered by Mexican railroads directly to CBP; the Railroad receives the trains only after CBP inspects them. Additionally, CBP imposed or reinstated earlier penalties that had been held in abeyance while the Railroad and CBP pursued a collective plan to address drug smuggling. In some instances, CBP seized railcars in which drugs were found.

On July 31, 2008, the Railroad filed a complaint in the U.S. District Court for the District of Nebraska asking the court to enter (1) a judgment declaring that CBP’s penalties and seizures are invalid and unenforceable and (2) preliminary and permanent injunctions prohibiting CBP from enforcing penalties and holding seized cars and directing CBP to refrain from issuing additional penalties and from future equipment seizures. The total amount of penalties assessed against the Railroad at that time was approximately $61.4 million. The parties discussed settlement, and the case in the District Court was stayed. During this period, no new penalties were issued and no cars were seized.

Settlement discussions were unsuccessful. As a result, the Railroad reinstituted its lawsuit on February 18, 2009. U.S. Department of Justice (DOJ) then filed enforcement actions in the U.S. District Court for the Southern District of Texas on March 17, 2009, and in the U.S. District Court for the Southern District of California on March 18, 2009, and nine separate forfeiture complaints in the U.S. District Court for the District of Arizona on March 19, 2009 (covering ten seized cars).

In the Nebraska case, DOJ filed a motion to dismiss, asserting that (1) the Court lacked jurisdiction, (2) the Court could not grant declaratory relief because of sovereign immunity, (3) there had been no final agency action from which to seek declaratory relief, and (4) the Railroad has an adequate remedy “elsewhere available.” DOJ also alleged that the Railroad had filed suit in Nebraska because it was forum shopping. The Nebraska court denied this motion on June 11, 2010.

On April 8, 2010, the Railroad filed a Motion for Summary Judgment, requesting that the Nebraska court find that the Railroad is neither a “person in charge” or the “owner” of trains carrying drugs, nor “directly or indirectly responsible” for the presence of drugs, and that the seized railcars at issue are not subject to forfeiture. The Railroad also filed Motions in California, Texas, and Arizona to Transfer (to Nebraska), Dismiss or Stay the cases in those courts. There have been no rulings on these motions.

On June 30, 2010, DOJ filed its answer and enforcement counterclaims in the Nebraska court. It also filed a motion for a continuance in order to conduct discovery. That motion remains pending.

On July 19, 2010, CBP notified the Railroad of additional penalties totaling approximately $101 million for drug discoveries in California from May 14, 2008, to June 4, 2010. The total outstanding penalty amount as of July 19 was approximately $162.5 million. The Railroad was also informed that it would receive unspecified additional penalties for other drug discoveries. In aggregate, these penalties could become material at a future date. Because the Railroad is not in charge of trains on which drugs are found and believes that CBP lacks statutory authority to act against the Railroad, it will continue pursuing its complaint and vigorously defend against the counterclaims.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2010:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Apr. 1 through Apr. 30	7,030	$76.63	-	32,577,090
May 1 through May 31	2,837,608	71.52	2,835,000	29,742,090
Jun. 1 through Jun. 30	3,671,353	71.92	3,661,400	26,080,690
Total	6,515,991	$71.75	6,496,400	N/A

[a]

Total number of shares purchased during the quarter includes 19,591 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On May 1, 2008, our Board of Directors authorized repurchases of up to 40 million shares of our common stock through March 31, 2011. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

From July 1, 2010, through the date of this filing, we repurchased approximately 3.3 million shares at an aggregate cost of approximately $231 million.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $12.4 billion and $11.7 billion at June 30, 2010 and December 31, 2009, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2010 and 2009.

12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2010 and 2009.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - James R. Young.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (filed with the SEC on July 23, 2010), is formatted in XBRL and submitted electronically herewith: (i) Consolidated Statements of Income for the periods ended June 30, 2010 and 2009, (ii) Consolidated Statements of Financial Position at June 30, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the periods ended June 30, 2010 and 2009, (iv) Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2010 and 2009, and (v) the Notes to the Consolidated Financial Statements.

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

Dated: July 23, 2010

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)