Form 10-Q
period 2010-09-30
UNION PACIFIC CORP
filed 2010-10-22
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

☐  Yes             ☑  No

As of October 15, 2010, there were 493,148,723 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended September 30,	2010	2009
		(Adjusted)*
Operating revenues:
Freight revenues	$4,187	$3,471
Other revenues	221	200
Total operating revenues	4,408	3,671
Operating expenses:
Compensation and benefits	1,092	999
Fuel	608	466
Purchased services and materials	465	413
Depreciation	372	363
Equipment and other rents	292	290
Other	178	179
Total operating expenses	3,007	2,710
Operating income	1,401	961
Other income (Note 7)	25	14
Interest expense	(153)	(156)
Income before income taxes	1,273	819
Income taxes	(495)	(305)
Net income	$778	$514
Share and Per Share (Note 9):
Earnings per share - basic	$1.58	$1.02
Earnings per share - diluted	$1.56	$1.01
Weighted average number of shares - basic	493.0	503.1
Weighted average number of shares - diluted	497.7	507.0
Dividends declared per share	$0.33	$0.27

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Nine Months Ended September 30,	2010	2009
		(Adjusted)*
Operating revenues:
Freight revenues	$11,898	$9,832
Other revenues	657	557
Total operating revenues	12,555	10,389
Operating expenses:
Compensation and benefits	3,202	3,045
Fuel	1,799	1,222
Purchased services and materials	1,369	1,216
Depreciation	1,107	1,054
Equipment and other rents	864	914
Other	546	558
Total operating expenses	8,887	8,009
Operating income	3,668	2,380
Other income (Note 7)	45	172
Interest expense	(460)	(447)
Income before income taxes	3,253	2,105
Income taxes	(1,248)	(764)
Net income	$2,005	$1,341
Share and Per Share (Note 9):
Earnings per share - basic	$4.01	$2.67
Earnings per share - diluted	$3.98	$2.66
Weighted average number of shares - basic	499.8	502.9
Weighted average number of shares - diluted	504.3	505.4
Dividends declared per share	$0.93	$0.81

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts	Sep. 30, 2010	Dec. 31, 2009
		(Adjusted)*
Assets
Current assets:
Cash and cash equivalents	$1,358	$1,850
Accounts receivable, net (Note 2)	1,297	666
Materials and supplies	504	475
Current deferred income taxes	357	339
Other current assets	394	350
Total current assets	3,910	3,680
Investments	1,104	1,036
Net properties (Note 11)	37,749	37,202
Other assets	238	266
Total assets	$43,001	$42,184
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$2,526	$2,470
Debt due within one year (Note 14)	659	212
Total current liabilities	3,185	2,682
Debt due after one year (Note 14)	9,060	9,636
Deferred income taxes	11,480	11,044
Other long-term liabilities	1,840	2,021
Commitments and contingencies (Note 16)
Total liabilities	25,565	25,383
Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
553,936,791 and 553,497,981 issued; 493,053,819 and 505,039,952 outstanding, respectively	1,385	1,384
Paid-in-surplus	3,984	3,968
Retained earnings	16,566	15,027
Treasury stock	(3,850)	(2,924)
Accumulated other comprehensive loss (Note 10)	(649)	(654)
Total common shareholders’ equity	17,436	16,801
Total liabilities and common shareholders’ equity	$43,001	$42,184

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Nine Months Ended September 30,	2010	2009
		(Adjusted)*
Operating Activities
Net income	$2,005	$1,341
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,107	1,054
Deferred income taxes and unrecognized tax benefits	433	310
Net gain on non-operating asset dispositions	(12)	(138)
Other operating activities, net	(165)	(188)
Changes in current assets and liabilities:
Accounts receivable, net (Note 2)	(631)	(133)
Materials and supplies	(29)	(40)
Other current assets	(44)	(22)
Accounts payable and other current liabilities	56	15
Cash provided by operating activities	2,720	2,199
Investing Activities
Capital investments	(1,686)	(1,808)
Proceeds from asset sales	45	154
Acquisition of equipment pending financing	-	(100)
Other investing activities, net	(32)	36
Cash used in investing activities	(1,673)	(1,718)
Financing Activities
Debt issued (Note 2)	894	843
Debt repaid	(933)	(826)
Common share repurchases (Note 17)	(1,019)	-
Dividends paid	(438)	(408)
Other financing activities, net	(43)	96
Cash used in financing activities	(1,539)	(295)
Net change in cash and cash equivalents	(492)	186
Cash and cash equivalents at beginning of year	1,850	1,249
Cash and cash equivalents at end of period	$1,358	$1,435
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital lease financings	$-	$742
Dividends declared but not yet paid	159	132
Capital investments accrued but not yet paid	66	78
Settlement of current liabilities for debt	-	14
Common shares repurchased but not yet paid	6	-
Cash paid for:
Interest, net of amounts capitalized	$(528)	$(487)
Income taxes, net of refunds	(796)	(273)

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at December 31, 2008	552.8	(49.6)	$ 1,382	$3,949	$13,813	$(2,993)	$(704)	$15,447
Cumulative effect of change in accounting principle (Note 3)			-	-	(132)	-	-	(132)
Balance at January 1, 2009	552.8	(49.6)	$ 1,382	$3,949	$13,681	$(2,993)	$(704)	$15,315
Comprehensive income:
Net income*			-	-	1,341	-	-	1,341
Other comp. loss			-	-	-	-	(9)	(9)
Total comp. income/(loss)* (Note 10)			-	-	1,341	-	(9)	1,332
Conversion, stock option exercises, forfeitures, and other	0.7	0.6	2	11	-	39	-	52
Dividends declared ($0.81 per share)	-	-	-	-	(408)	-	-	(408)
Balance at September 30, 2009	553.5	(49.0)	$ 1,384	$3,960	$14,614	$(2,954)	$(713)	$16,291

Balance at December 31, 2009	553.5	(48.5)	$ 1,384	$3,968	$15,167	$(2,924)	$(654)	$16,941
Cumulative effect of change in accounting principle (Note 3)			-	-	(140)	-	-	(140)
Balance at January 1, 2010	553.5	(48.5)	$ 1,384	$3,968	$15,027	$(2,924)	$(654)	$16,801
Comprehensive income:
Net income			-	-	2,005	-	-	2,005
Other comp. income			-	-	-	-	5	5
Total comp. income (Note 10)			-	-	2,005	-	5	2,010
Conversion, stock option exercises, forfeitures, and other	0.4	1.8	1	16	-	99	-	116
Share repurchases (Note 17)	-	(14.1)	-	-	-	(1,025)	-	(1,025)
Dividends declared ($0.93 per share)	-	-	-	-	(466)	-	-	(466)
Balance at September 30, 2010	553.9	(60.8)	$ 1,385	$3,984	$16,566	$(3,850)	$(649)	$17,436

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).
[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (See Note 10)

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

1. Basis of Presentation – Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2009, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2009 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results for the entire year ending December 31, 2010.

The Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

2. Accounting Pronouncements – In June 2009, the FASB issued Accounting Standards Update No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16). ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. We adopted the authoritative accounting guidance on January 1, 2010. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010, are reflected as debt issued in our Condensed Consolidated Statements of Cash Flows and recognized as debt due after one year in our Condensed Consolidated Statements of Financial Position. See the discussion of our receivables securitization facility in Note 14.

In June 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). ASU 2010-20 requires enhanced disclosures about the credit quality of financing receivables and the allowance for credit losses. Entities will be required to provide a greater level of disaggregated information about the credit quality of their financing receivables and their allowances for credit losses. In addition, entities will be required to disclose credit quality indicators, past due information, and modifications of financing receivables. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 will only impact our disclosures and will not affect our consolidated financial position, results of operations, or cash flows.

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

The following tables show the effects of the change in our policy for rail grinding costs on the Condensed Consolidated Financial Statements:

Condensed Consolidated Statements of Income

	For the Three Months Ended September 30, 2010			For the Three Months Ended September 30, 2009
Millions, Except Per Share Amounts	Computed under Prior Method	Impact of Adjustment	As Reported	As Originally Reported	Impact of Adjustment	As Adjusted
Purchased services & materials	$455	$10	$465	$403	$10	$413
Depreciation	$376	$(4)	$372	$367	$(4)	$363
Total operating expenses	$3,001	$6	$3,007	$2,704	$6	$2,710
Operating income	$1,407	$(6)	$1,401	$967	$(6)	$961
Income before income taxes	$1,279	$(6)	$1,273	$825	$(6)	$819
Income taxes	$(498)	$3	$(495)	$(308)	$3	$(305)
Net income	$781	$(3)	$778	$517	$(3)	$514
Earnings per share - basic	$1.59	$(0.01)	$1.58	$1.03	$(0.01)	$1.02
Earnings per share - diluted	$1.57	$(0.01)	$1.56	$1.02	$(0.01)	$1.01
Condensed Consolidated Statements of Income
	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009
Millions, Except Per Share Amounts	Computed under Prior Method	Impact of Adjustment	As Reported	As Originally Reported	Impact of Adjustment	As Adjusted
Purchased services & materials	$1,343	$26	$1,369	$1,193	$23	$1,216
Depreciation	$1,121	$(14)	$1,107	$1,067	$(13)	$1,054
Total operating expenses	$8,875	$12	$8,887	$7,999	$10	$8,009
Operating income	$3,680	$(12)	$3,668	$2,390	$(10)	$2,380
Income before income taxes	$3,265	$(12)	$3,253	$2,115	$(10)	$2,105
Income taxes	$(1,253)	$5	$(1,248)	$(768)	$4	$(764)
Net income	$2,012	$(7)	$2,005	$1,347	$(6)	$1,341
Earnings per share - basic	$4.03	$(0.02)	$4.01	$2.68	$(0.01)	$2.67
Earnings per share - diluted	$3.99	$(0.01)	$3.98	$2.67	$(0.01)	$2.66
Condensed Consolidated Statements of Financial Position
	September 30, 2010			December 31, 2009
Millions	Computed under Prior Method	Impact of Adjustment	As Reported	As Originally Reported	Impact of Adjustment	As Adjusted
Net properties	$37,987	$(238)	$37,749	$37,428	$(226)	$37,202
Total assets	$43,239	$(238)	$43,001	$42,410	$(226)	$42,184
Deferred income taxes	$11,571	$(91)	$11,480	$11,130	$(86)	$11,044
Total liabilities	$25,656	$(91)	$25,565	$25,469	$(86)	$25,383
Retained earnings	$16,713	$(147)	$16,566	$15,167	$(140)	$15,027
Total common shareholders’ equity	$17,583	$(147)	$17,436	$16,941	$(140)	$16,801
Total liabilities & common shareholders’ equity	$43,239	$(238)	$43,001	$42,410	$(226)	$42,184

Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009
Millions	Computed under Prior Method	Impact of Adjustment	As Reported	As Originally Reported	Impact of Adjustment	As Adjusted
Net income	$2,012	$(7)	$2,005	$1,347	$(6)	$1,341
Depreciation	$1,121	$(14)	$1,107	$1,067	$(13)	$1,054
Deferred income taxes & unrecognized tax benefits	$438	$(5)	$433	$314	$(4)	$310
Cash provided by operating activities	$2,746	$(26)	$2,720	$2,222	$(23)	$2,199
Capital investments	$(1,712)	$26	$(1,686)	$(1,831)	$23	$(1,808)
Cash used in investing activities	$(1,699)	$26	$(1,673)	$(1,741)	$23	$(1,718)

4. Operations and Segmentation – The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Agricultural	$750	$649	$2,178	$1,928
Automotive	309	227	948	552
Chemicals	629	551	1,808	1,563
Energy	922	831	2,602	2,353
Industrial Products	697	557	1,987	1,634
Intermodal	880	656	2,375	1,802
Total freight revenues	4,187	3,471	11,898	9,832
Other revenues	221	200	657	557
Total operating revenues	$4,408	$3,671	$12,555	$10,389

Although our revenues are principally derived from customers domiciled in the United States, the ultimate points of origination or destination for some products transported are outside the United States.

5. Stock-Based Compensation – We have several stock-based compensation plans under which employees and non-employee directors receive stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. We have elected to issue treasury shares to cover option exercises and stock unit vestings, while new shares are issued when retention shares are granted. Information regarding stock-based compensation appears in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Stock-based compensation, before tax:
Stock options	$5	$4	$14	$14
Retention awards	15	13	44	27
Total stock-based compensation, before tax	$20	$17	$58	$41
Total stock-based compensation, after tax	$12	$10	$36	$25
Excess tax benefits from equity compensation plans	$14	$2	$25	$5

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions, for the Nine Months Ended September 30,	2010	2009
Risk-free interest rate	2.4%	1.9%
Dividend yield	1.8%	2.3%
Expected life (years)	5.4	5.1
Volatility	35.2%	31.3%
Weighted-average grant-date fair value of options granted	$18.26	$11.33

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

A summary of stock option activity during the nine months ended September 30, 2010 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2010	12,699	$ 42.27	5.5 yrs.	$ 275
Granted	788	60.98
Exercised	(1,917)	37.91	N/A	N/A
Forfeited or expired	(50)	53.45	N/A	N/A
Outstanding at September 30, 2010	11,520	$ 44.23	5.3 yrs.	$ 433
Vested or expected to vest at September 30, 2010	11,446	$ 44.15	5.3 yrs.	$ 431
Options exercisable at September 30, 2010	9,059	$ 41.42	4.5 yrs.	$ 366

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at September 30, 2010 are subject to performance or market-based vesting conditions.

At September 30, 2010, there was $22 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.2 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Intrinsic value of stock options exercised	$ 45	$ 7	$ 71	$ 11
Cash received from option exercises	40	12	74	18
Treasury shares repurchased for employee payroll taxes	(11)	(3)	(19)	(3)
Tax benefit realized from option exercises	17	2	27	4
Aggregate grant-date fair value of stock options vested	-	-	19	29

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2010 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	2,719	$ 50.13
Granted	598	61.00
Vested	(582)	43.26
Forfeited	(54)	53.70
Nonvested at September 30, 2010	2,681	$ 53.97

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At September 30, 2010, there was $72 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.9 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2010 grant were as follows:

2010
Dividend per share per quarter	$ 0.27
Risk-free interest rate at date of grant	1.3%

Changes in our performance retention awards during the nine months ended September 30, 2010 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,060	$ 50.88
Granted	473	58.33
Vested	(216)	46.91
Forfeited	(121)	48.47
Nonvested at September 30, 2010	1,196	$ 54.79

At September 30, 2010, there was $31 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.5 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Service cost	$ 6	$ 10	$ 28	$ 29
Interest cost	37	35	107	104
Expected return on plan assets	(45)	(39)	(134)	(120)
Amortization of:
Prior service cost	1	1	3	4
Actuarial loss	14	9	35	22
Net periodic pension cost	$ 13	$ 16	$ 39	$ 39

The components of our net periodic OPEB cost/(benefit) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Service cost	$ -	$ -	$ 1	$ 2
Interest cost	5	2	13	15
Amortization of:
Prior service (credit)	(11)	(14)	(33)	(31)
Actuarial loss	3	2	10	10
Net periodic OPEB cost/(benefit)	$ (3)	$ (10)	$ (9)	$ (4)

Cash Contributions

During the nine months ended September 30, 2010, we made $100 million of cash contributions to the qualified pension plan. Additional contributions in the fourth quarter will be based on cash generated from operations and financial market considerations. All contributions made to the qualified pension plan during the nine months ended September 30, 2010 were voluntary and were made with cash generated from operations.

7. Other Income – Other income included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Rental income	$ 20	$ 17	$ 61	$ 56
Net gain on non-operating asset dispositions	4	6	12	138
Interest income	1	1	3	5
Receivable securitization fees [a]	-	(2)	-	(7)
Early extinguishment of debt	-	-	(16)	-
Non-operating environmental costs and other	-	(8)	(15)	(20)
Total	$ 25	$ 14	$ 45	$ 172

[a]

Receivable securitization fees totaling $2 million and $5 million for the three and nine months ended September 30, 2010 are now classified as interest expense. See Note 2 and Note 14 for further discussion.

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

At September 30, 2010, our liability for unrecognized tax benefits was $78 million, of which we classified $4 million as current.

9. Earnings Per Share – The following table provides reconciliations between basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, Except Per Share Amounts	2010	2009	2010	2009
		(Adjusted)*		(Adjusted)*
Net income	$ 778	$ 514	$2,005	$ 1,341
Weighted-average number of shares outstanding:
Basic	493.0	503.1	499.8	502.9
Dilutive effect of stock options	3.3	2.5	3.2	1.3
Dilutive effect of retention shares and units	1.4	1.4	1.3	1.2
Diluted	497.7	507.0	504.3	505.4
Earnings per share – basic	$ 1.58	$ 1.02	$4.01	$ 2.67
Earnings per share – diluted	$ 1.56	$ 1.01	$3.98	$ 2.66
Stock options excluded as their inclusion would be antidilutive	-	2.1	0.4	5.7

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

10. Comprehensive Income – Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
		(Adjusted)*		(Adjusted)*
Net income	$ 778	$ 514	$ 2,005	$ 1,341
Other comprehensive income/(loss):
Defined benefit plans	-	-	4	(11)
Foreign currency translation	(1)	1	-	2
Derivatives	-	-	1	-
Total other comprehensive income/(loss) [a]	(1)	1	5	(9)
Total comprehensive income	$ 777	$ 515	$ 2,010	$ 1,332

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

[a]

Net of deferred taxes of $(1) million and $0 million during the three and nine months ended September 30, 2010, respectively, and $1 million and $2 million during the three and nine months ended September 30, 2009, respectively.

The after-tax components of accumulated other comprehensive loss were as follows:

Millions	Sep. 30, 2010	Dec. 31, 2009
Defined benefit plans	$ (611)	$(615)
Foreign currency translation	(35)	(35)
Derivatives	(3)	(4)
Total	$ (649)	$(654)

11. Properties – The following tables list the major categories of property and equipment, as well as the average composite depreciation rate for each category:

Millions, Except Percentages As of September 30, 2010	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rate for 2010
Land	$ 4,910	$ N/A	$ 4,910	N/A
Road:
Rail and other track material [a]	11,861	4,418	7,443	3.0%
Ties	7,564	1,847	5,717	2.8%
Ballast	3,968	922	3,046	3.0%
Other [b]	13,334	2,334	11,000	2.5%
Total road	36,727	9,521	27,206	2.8%
Equipment:
Locomotives	6,153	2,651	3,502	5.6%
Freight cars	1,840	1,029	811	3.6%
Work equipment and other	220	39	181	4.4%
Total equipment	8,213	3,719	4,494	5.1%
Technology and other	554	233	321	13.2%
Construction in progress	818	-	818	N/A
Total	$ 51,222	$ 13,473	$ 37,749	N/A

[a]	Depreciation rate includes a weighted-average composite rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

Millions, Except Percentages As of December 31, 2009 (Adjusted)*	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rate for 2009
Land	$ 4,891	$ N/A	$ 4,891	N/A
Road:
Rail and other track material [a]	11,584	4,414	7,170	3.6%
Ties	7,254	1,767	5,487	2.7%
Ballast	3,841	869	2,972	2.9%
Other [b]	12,988	2,237	10,751	2.4%
Total road	35,667	9,287	26,380	2.9%
Equipment:
Locomotives	6,156	2,470	3,686	5.0%
Freight cars	1,885	1,015	870	4.2%
Work equipment and other	168	32	136	3.6%
Total equipment	8,209	3,517	4,692	4.8%
Technology and other	477	204	273	12.5%
Construction in progress	966	-	966	N/A
Total	$ 50,210	$ 13,008	$ 37,202	N/A

*	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 3).

[a]	Depreciation rate includes a weighted-average composite rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

Millions	Sep. 30, 2010	Dec. 31, 2009
Accounts payable	$ 634	$ 612
Accrued casualty costs	340	379
Accrued wages and vacation	349	339
Dividends and interest	304	347
Income and other taxes	273	224
Equipment rents payable	95	89
Other	531	480
Total accounts payable and other current liabilities	$ 2,526	$ 2,470

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At September 30, 2010 and December 31, 2009, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions, Except Percentages	Sep. 30, 2010	Dec. 31, 2009
Amount of debt hedged	$ -	$ 250
Percentage of total debt portfolio	-	3%
Gross fair value asset position	$ -	$ 15

On February 25, 2010, we elected to terminate an interest rate swap agreement with a notional amount of $250 million prior to the scheduled maturity and received cash of $20 million (which is comprised of $16 million for the fair value of the swap that was terminated and $4 million of accrued but unpaid interest receivable). We designated the swap agreement as a fair value hedge, and as such the unamortized adjustment to debt for the change in fair value of the swap remains classified as debt due after one year in our Condensed Consolidated Statements of Financial Position and will be amortized as a reduction to interest expense through April 15, 2012. As of September 30, 2010, we do not have any interest rate fair value hedges outstanding.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At September 30, 2010 and December 31, 2009, we had reductions of $3 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of September 30, 2010 and December 31, 2009, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income:

Millions, for the Nine Months Ended September 30,	2010	2009
Decrease in interest expense from interest rate hedging	$2	$6
Increase in pre-tax income	$2	$6

14. Debt

Credit Facilities – On September 30, 2010, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the nine months ended September 30, 2010. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At September 30, 2010 and December 31, 2009 (and at all times during the year), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2010 the debt-to-net-worth coverage ratio allowed us to carry up to $34.9 billion of debt (as defined in the facility), and we had $10.3 billion of debt (as defined in the facility) outstanding at that date. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

At September 30, 2010, we had no commercial paper outstanding. Commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility. During the nine months ended September 30, 2010, we did not issue or repay any commercial paper.

Receivables Securitization Facility – As discussed in Note 2, we adopted new accounting guidance on January 1, 2010. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010, are reflected as debt issued in our Condensed Consolidated Statements of Cash Flows, and the value of the outstanding undivided interest held by investors at September 30, 2010, is accounted for as a secured borrowing and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year.

Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at September 30, 2010, and December 31, 2009. The value of the outstanding undivided interest held by investors under the facility was $100 million and $400 million at September 30, 2010, and December 31, 2009, respectively. The value of the undivided interest held by investors was supported by $1,076 million and $817 million of accounts receivable at September 30, 2010, and December 31, 2009, respectively. At September 30, 2010, and December 31, 2009, the value of the interest retained by UPRI was $1,076 million and $417 million, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of September 30, 2010. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for these responsibilities. The Railroad collected approximately $4.3 billion and $3.4 billion during the three months ended September 30, 2010 and 2009, respectively, and $12.0 billion and $10.1 billion during the nine months ended September 30, 2010 and 2009, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $2 million and $5 million for the three and nine months ended September 30, 2010. Prior to adoption of the new accounting guidance, the costs of the receivables securitization facility were included in other income and were $2 million and $7 million for the three and nine months ended September 30, 2009.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

In August 2010, the receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

Shelf Registration Statement and Significant New Borrowings – We filed a shelf registration statement, which became effective upon filing on February 10, 2010. Our Board of Directors authorized the issuance of up to $3 billion of debt securities, replacing the $2.25 billion of authority remaining under our shelf registration filed in March 2007. Under the shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

On August 2, 2010, we issued a total of $500 million of 4.0% unsecured fixed-rate notes under our shelf-registration statement. The notes will be due on February 1, 2021; proceeds from this offering are for general corporate purposes.

As of September 30, 2010, and December 31, 2009, we reclassified as long-term debt approximately $110 million and $320 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Exchange – On July 14, 2010, we exchanged $376 million of 7.875% notes due in 2019 (Existing Notes) for 5.78% notes (New Notes) due July 15, 2040, plus cash consideration of approximately $96 million and $15 million for accrued and unpaid interest on the Existing Notes. The cash consideration, was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the term of the New Notes. There was no gain or loss recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debtholders totaled approximately $2 million and were included in interest expense during the third quarter.

Debt Redemption – On March 22, 2010, we redeemed $175 million of our 6.5% notes due April 15, 2012. The redemption resulted in an early extinguishment charge of $16 million in the first quarter of 2010. In addition, we reduced the amount of the outstanding undivided interest under our receivables securitization facility from $400 million to $100 million during the first quarter of 2010.

Subsequent Event – Debt Redemption – On September 30, 2010, we notified the holders of our 6.65% notes due January 15, 2011, of our intent to redeem all of the outstanding notes. The redemption is to occur on November 1, 2010, and will result in an estimated $5 million premium payment as well as accrued and unpaid interest totaling $8 million. The outstanding principal amount of the notes is $400 million, which has been classified as debt due within one year.

Fair Value of Debt Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At September 30, 2010, the fair value of total debt was $11.4 billion, approximately $1.7 billion more than the carrying value. At December 31, 2009, the fair value of total debt was $10.8 billion, approximately $945 million more than the carrying value. At September 30, 2010, and December 31, 2009, approximately $320 million of fixed-rate debt securities contained call provisions that allowed us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or, in certain cases, at par.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase price options are not considered to be potentially significant to the VIE’s. The future minimum lease payments associated with the VIE leases totaled $4.2 billion as of September 30, 2010.

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 87% of the recorded liability related to asserted claims, and approximately 13% related to unasserted claims at September 30, 2010. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2010	2009
Beginning balance	$545	$621
Current year accruals	125	149
Changes in estimates for prior years	(69)	(50)
Payments	(141)	(126)
Ending balance at September 30	$460	$594
Current portion, ending balance at September 30	$157	$185

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

Our asbestos-related liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2010	2009
Beginning balance	$174	$213
Accruals	-	-
Payments	(8)	(8)
Ending balance at September 30	$166	$205
Current portion, ending balance at September 30	$13	$12

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at September 30, 2010 and December 31, 2009.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We identified 300 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At September 30, 2010, approximately 6% of our environmental liability was discounted at 2.7%, while approximately 12% of our environmental liability was discounted at 3.4% at December 31, 2009.

Our environmental liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2010	2009
Beginning balance	$217	$209
Accruals	23	26
Payments	(26)	(35)
Ending balance at September 30	$214	$200
Current portion, ending balance at September 30	$61	$60

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

Guarantees – At September 30, 2010, we were contingently liable for $382 million in guarantees. We have recorded a liability of $3 million for the fair value of these obligations as of both September 30, 2010, and December 31, 2009. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

	Number of Shares Purchased		Average Price Paid
	2010	2009	2010	2009
First quarter	-	-	$-	$-
Second quarter	6,496,400	-	71.74	-
Third quarter	7,643,400	-	73.19	-
Total	14,139,800	-	$72.52	$-
Remaining number of shares that may yet be repurchased				18,437,290

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2010, Compared to

Three and Nine Months Ended September 30, 2009

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2009 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first nine months of 2010.

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

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.56 per diluted share on net income of $778 million in the third quarter of 2010, compared to earnings of $1.01 per diluted share on net income of $514 million for the third quarter of 2009. Year-to-date, net income was $2.0 billion versus $1.3 billion for the same period in 2009. Freight revenues (excluding fuel surcharges) increased $545 million in the third quarter compared to the same period of 2009, driven by volume growth of 14% and core pricing gains. Demand for our services increased compared to the third quarter of 2009, as adverse economic conditions during 2009 substantially reduced demand for rail service. As business levels increased, we continued adjusting our resources to reflect these demand levels. We leveraged additional traffic volumes during the quarter by effectively utilizing our assets and minimizing operational cost increases compared to the third quarter of 2009. As of September 30, 2010, we had 14% of our road locomotives and 11% of our freight car inventory in storage or maintained off-line, compared to 28% and 19%, respectively, at September 30, 2009. Additionally, our overall workforce level remained flat compared to the third quarter of 2009 as we effectively leveraged the increased traffic volumes and realized continued benefits from our productivity initiatives.

A large real estate transaction generated earnings in the second quarter and year-to-date period of 2009, creating an unfavorable variance with 2010. In June of 2009, we closed a $118 million sale of land to the Regional Transportation District (RTD) in Colorado, resulting in a $116 million pre-tax gain.

During the quarter, we continued operating an efficient and fluid network, effectively handling the 14% increase in carloads compared to last year. As reported to the Association of American Railroads (AAR), average train speed decreased 6% in the third quarter of 2010 compared to a record in the third quarter of 2009. The effects of Hurricane Alex and subsequent flooding in Mexico resulted in embargoes of the Laredo and Brownsville, Texas gateways for almost the entire month of July, negatively impacting our average train speed for the third quarter of 2010. Average terminal dwell increased 2% while average rail car inventory decreased 3% in the third quarter of 2010 compared to 2009. We maintained more freight cars off-line and retired a number of old freight cars, which drove the decrease in average rail car inventory during the period.

Operating Revenues

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions	2010	2009	Change	2010	2009	Change
Freight revenues	$4,187	$ 3,471	21%	$11,898	$ 9,832	21%
Other revenues	221	200	11	657	557	18
Total	$4,408	$ 3,671	20%	$12,555	$ 10,389	21%

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

Freight revenues and volume levels for all six commodity groups increased during the third quarter and year-to-date period of 2010 compared to 2009, as a result of economic improvements in many market sectors, with particularly strong growth in intermodal, automotive, and industrial products shipments. Higher fuel surcharges also increased freight revenues in the third quarter and year-to-date period of 2010. ARC increased 6% and 5% during the third quarter and year-to-date period driven by core pricing gains and higher fuel cost recoveries. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic, which is described below in more detail.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $331 million and $896 million in freight revenues in the third quarter and year-to-date period of 2010, compared to $160 million and $391 million in the same periods of 2009, respectively. Higher fuel prices, volume growth, and new fuel surcharge provisions in recently negotiated contracts increased fuel surcharge amounts in both periods. In addition, fuel surcharge recoveries in 2009 were at low levels as fuel prices had declined to a four year low for both the third quarter and year-to-date period. Furthermore, for certain periods during 2009, fuel prices dropped below the base at which our mileage-based fuel surcharge begins, which resulted in no fuel surcharge recovery for the associated shipments during those periods.

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

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions	2010	2009	Change	2010	2009	Change
Agricultural	$750	$ 649	16%	$2,178	$ 1,928	13%
Automotive	309	227	36	948	552	72
Chemicals	629	551	14	1,808	1,563	16
Energy	922	831	11	2,602	2,353	11
Industrial Products	697	557	25	1,987	1,634	22
Intermodal	880	656	34	2,375	1,802	32
Total	$4,187	$ 3,471	21%	$11,898	$ 9,832	21%

Revenue Carloads	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Thousands	2010	2009	Change	2010	2009	Change
Agricultural	229	215	7%	670	630	6%
Automotive	146	124	18	456	314	45
Chemicals	221	202	9	633	570	11
Energy	535	531	1	1,537	1,522	1
Industrial Products	282	235	20	810	686	18
Intermodal	903	728	24	2,472	2,012	23
Total	2,316	2,035	14%	6,578	5,734	15%

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Average Revenue per Car	2010	2009	Change	2010	2009	Change
Agricultural	$3,271	$3,026	8%	$3,249	$ 3,062	6%
Automotive	2,114	1,827	16	2,076	1,759	18
Chemicals	2,858	2,730	5	2,858	2,742	4
Energy	1,721	1,564	10	1,692	1,546	9
Industrial Products	2,470	2,367	4	2,453	2,381	3
Intermodal	974	901	8	961	896	7
Average	$1,807	$1,706	6%	$1,809	$ 1,715	5%

Agricultural Products – Higher volume, fuel surcharges, and price improvements increased agricultural freight revenue in the third quarter and nine-month period of 2010 versus 2009. Increased shipments from the Midwest to export ports in the Pacific Northwest combined with heightened demand in Mexico drove higher corn and feed grain shipments in the third quarter of 2010. Increased corn and feed grain shipments into ethanol plants in California and Idaho also drove the year-to-date increase. In 2009, some ethanol plants temporarily ceased operations due to lower ethanol margins, which contributed to the favorable year-over-year comparison. In addition, strong export demand for U.S. wheat via the Gulf ports increased shipments of wheat and food grains compared to the third quarter and nine-month period of 2009. Declines in domestic wheat and food shipments partially offset the growth in export shipments. Continued growth in ethanol shipments and new business in feed and animal protein shipments also increased agricultural shipments in the third quarter and year-to-date period of 2010 compared to 2009.

Automotive – 32% and 57% increases in shipments of finished vehicles in the third quarter and nine-month period of 2010, respectively, combined with core pricing gains and fuel surcharges drove higher freight revenue compared to 2009. Economic conditions in the nine months of 2009 led to poor auto sales and reduced vehicle production, which in turn reduced shipments of finished vehicles and parts during both periods.

Chemicals – Higher volume, fuel surcharges, and price improvements increased freight revenue from chemicals in the third quarter and nine-month period of 2010 versus 2009. Reduced inventories and delayed purchases from 2009 drove a 26% and 34% increase in fertilizer shipments during the third quarter and year-to-date period of 2010 versus 2009. A modest rebound in market conditions and more normalized inventory levels increased demand for industrial chemicals in the third quarter and nine-month period of 2010 compared to 2009, driving volume levels up 5% and 10%, respectively. Continued strong demand for finished lubricants and new business consisting of crude oil shipments to Louisiana increased shipments of petroleum products during the quarter. In addition, year-to-date shipments of soda ash increased as continued strong export demand outpaced weak 2009 export demand.

Energy – Core pricing gains, higher fuel surcharges and modest volume growth increased freight revenue from energy shipments in the third quarter and year-to-date period of 2010 versus 2009. Shipments from the Southern Powder River Basin (SPRB) were up 3% in the third quarter driven by warmer summer weather (the fourth hottest on record), improvement in economic conditions, and more efficient deliveries. Year-to-date shipments from the SPRB were also up 3% as modest improvement in economic conditions increased energy demand. Higher inventory levels carried over from 2009 partially offset this demand increase. Shipments from Colorado and Utah mines were down 12% and 6% in the third quarter and year-to-date period of 2010 versus 2009 due to mine production interruptions and increased competition from other low cost fuel options (natural gas and eastern coal), weaker demand from our industrial customers, and high utility inventories at some locations.

Industrial Products – Volume gains, higher fuel surcharges, and core pricing improvement increased freight revenue from industrial products in the third quarter and nine-month period of 2010 versus 2009. A federal government remediation program involving removal of uranium mill tailings from a Moab, Utah site drove an increase in short-haul hazardous waste shipments in both periods versus 2009. Shipments under this program began modestly during the second quarter of 2009. Steel shipments also increased due to improving economic conditions, while shipments of non-metallic minerals (primarily frac sand) grew in response to more drilling for natural gas. Stone, sand and gravel shipments grew in the third quarter and nine-month period of 2010 compared to 2009 as increased oil drilling more than offset the decline in commercial construction activity.

Intermodal – Increased volume, higher fuel surcharges (including new recovery provisions in recently negotiated contracts), and pricing gains drove the increase in freight revenue from intermodal shipments in the third quarter and year-to-date period of 2010 versus 2009. Volume from domestic and international traffic increased in both periods compared to 2009, reflecting improvements in economic conditions. International volumes grew in response to continued inventory restocking and higher consumer demand. Domestic shipments increased as a result of conversions from truck to rail fueled by improved service operations. A new contract with Hub Group, Inc., which included additional shipments, was executed in the second quarter of 2009 and contributed to the year-to-date increase in domestic shipments.

Mexico Business – Each of our commodity groups include revenue from shipments to and from Mexico. Revenue from Mexico business increased 32% in the third quarter of 2010 versus 2009 to $400 million. Volume levels for all six commodity groups increased during the third quarter, up 22% in aggregate versus the third quarter of 2009, with particularly strong growth in intermodal shipments. Year-to-date, revenue grew 34% versus 2009 to $1.2 billion, driven by volume growth of 30% versus 2009.

Operating Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions	2010	2009	Change	2010	2009	Change
Compensation and benefits	$1,092	$ 999	9%	$3,202	$ 3,045	5%
Fuel	608	466	30	1,799	1,222	47
Purchased services and materials	465	413	13	1,369	1,216	13
Depreciation	372	363	2	1,107	1,054	5
Equipment and other rents	292	290	1	864	914	(5)
Other	178	179	(1)	546	558	(2)
Total	$3,007	$ 2,710	11%	$8,887	$ 8,009	11%

Operating expenses increased $297 million and $878 million in the third quarter and nine-month period of 2010 versus the comparable periods in 2009. Our fuel price per gallon increased 20% and 35% during the third quarter and year-to-date period, accounting for $97 million and $454 million of the increases, respectively. Wage and benefit inflation, depreciation, and volume-related costs also contributed to higher expenses during both periods. In addition, a one-time payment related to a transaction with CSX Intermodal, Inc. (CSXI) increased operating expenses during the nine-month period compared to 2009. Cost savings from productivity improvements, better resource utilization, and lower personal injury expense partially offset these increases in both periods.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. General wage and benefit inflation increased costs by approximately $45 million and $155 million in the third quarter and nine-month period of 2010 compared to 2009. Volume-related expenses and higher equity and incentive compensation also drove costs up in the third quarter and year-to-date period. Workforce levels in the third quarter of 2010 remained flat compared to the third quarter of 2009 as network efficiencies and ongoing productivity initiatives enabled us to effectively handle the 14% increase in volume levels.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Higher diesel fuel prices, which averaged $2.24 and $2.23 per gallon (including taxes and transportation costs) in the third quarter and nine-month period of 2010 compared to $1.87 and $1.65 per gallon in the same periods in 2009, increased expenses by $97 million and $454 million. Volume, as measured by gross ton-miles, increased 9% and 11% in the third quarter and nine-month period versus 2009, driving expenses up by $42 million and $121 million, respectively. Conversely, the use of newer, more fuel efficient locomotives, our fuel conservation programs, and efficient network operations drove 1% and 2% improvements in our fuel consumption rate in the third quarter and nine-month period, resulting in $6 million and $24 million of cost savings versus 2009.

Purchased Services and Materials – Purchased services and materials expense includes the costs of services purchased from outside contractors; materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Increased contract services expense of $36 million and $120 million were primary drivers of higher expenses in the third quarter and nine-month period of 2010 versus 2009. Contract services expense includes equipment maintenance, contract expenses incurred by our subsidiaries for volume-related external transportation services, and various other types of contractual services. Volume-related trucking and lift costs for intermodal containers and crew transportation and lodging costs also drove higher costs in both periods compared to 2009. In addition, an increase in locomotive maintenance materials used to prepare a portion of our locomotive fleet for return to active service increased expenses in the third quarter and year-to-date period compared to 2009. Expenses associated with jointly owned facilities increased costs in the year-to-date period of 2010. Conversely, a decrease in freight car maintenance activity drove lower freight car material costs, partially offsetting the cost increases during the third quarter and nine-month period of 2010 versus 2009.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the third quarter and year-to-date period of 2010 compared to 2009. Costs also increased $25 million in the nine-month period of 2010 due to the restructuring of certain locomotive leases in the second quarter of 2009. Lower depreciation rates for rail and other track material partially offset the increases. The lower rates, which became effective January 1, 2010, resulted from reduced track usage (based on lower gross ton-miles) in 2009.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Short-term freight car rental expense increased in the third quarter and nine-month period of 2010 compared to 2009, reflecting increased shipments of finished vehicles and intermodal containers. Conversely, lower lease expense for freight cars and locomotives decreased costs in both periods compared to 2009. The restructuring of locomotive leases (completed in May 2009) also reduced lease expense by $36 million in the nine-month period of 2010.

Other – Other expenses include personal injury, freight and property damage, destruction of foreign equipment, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Other costs were essentially flat in the third quarter of 2010 compared to 2009, as lower personal injury expenses were offset by higher state taxes and other costs. Our lower personal injury expense reflects continued improvements in our safety experience. Year-to-date, lower personal injury expenses and other casualty costs more than offset higher state taxes and the $45 million one-time payment in the first quarter of 2010 related to a transaction with CSXI.

Non-Operating Items

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions	2010	2009	Change	2010	2009	Change
Other income	$25	$ 14	79%	$45	$ 172	(74)%
Interest expense	(153)	(156)	(2)	(460)	(447)	3
Income taxes	(495)	(305)	62	(1,248)	(764)	63

Other Income – Other income increased in the third quarter of 2010 compared to 2009 due to lower environmental remediation costs associated with non-operating properties and higher rental and licensing income. Conversely, other income decreased in the year-to-date period of 2010 versus 2009 due to lower gains from real estate sales (the second quarter of 2009 included the $116 million pre-tax gain from the RTD transaction) and premiums paid for early debt redemption.

Interest Expense – Interest expense decreased in the third quarter of 2010 versus 2009 due to a lower weighted average debt level of $9.5 billion, compared to $9.9 billion in 2009, partially offset by a higher effective interest rate of 6.4% in the third quarter of 2010 compared to 6.3% in the third quarter of 2009. Year-to-date, a higher weighted-average debt level of $9.7 billion in 2010 versus $9.5 billion in 2009 drove the increase in interest expense. The effective interest rate was 6.3% in both the year-to-date period of 2010 and 2009.

Income Taxes – Income taxes were higher in the third quarter and year-to-date period of 2010 compared to 2009, driven by higher pre-tax income. Our effective tax rates were 38.9% and 38.4% in the third quarter and year-to-date period of 2010 compared to 37.2% and 36.3% for the corresponding periods of 2009. The higher 2010 effective tax rates were driven by changes in the distribution of taxable income between states. In addition, the 2009 year-to-date effective rate was lower primarily due to California legislation that changed how we determine the amount of income subject to California tax.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2010	2009	Change	2010	2009	Change
Average train speed (miles per hour)	25.7	27.4	(6)%	26.1	27.3	(4)%
Average terminal dwell time (hours)	25.0	24.5	2%	25.3	24.4	4%
Average rail car inventory (thousands)	274.4	281.5	(3)%	275.7	283.2	(3)%
Gross ton-miles (billions)	239.5	218.8	9%	692.3	626.2	11%
Revenue ton-miles (billions)	134.5	124.0	8%	387.6	355.7	9%
Operating ratio	68.2	73.8	(5.6) pts	70.8	77.1	(6.3) pts
Employees (average)	43,375	43,248	-	42,692	43,989	(3)%
Customer satisfaction index	90	88	2 pts	89	87	2 pts

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed decreased 6% in the third quarter of 2010 compared to a record in the third quarter of 2009. The effects of Hurricane Alex in July and subsequent flooding in Mexico negatively impacted our average train speed for the third quarter of 2010. Overall, we continued operating a fluid and efficient network during the nine-month period of 2010, effectively handling the 15% increase in carloads compared to the same period in 2009.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 2% in the third quarter of 2010 compared to 2009 driven by the effects of Hurricane Alex in July and the subsequent flooding in Mexico. Year-to-date, average terminal dwell time increased 4% compared to 2009 driven in part by our network plan to increase the length of particular trains to improve overall operational efficiency, which resulted in higher terminal dwell time for some cars.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Lower average rail car inventory reduces congestion in our yards and sidings, which increases train speed, reduces average terminal dwell time, and improves rail car utilization. Average rail car inventory decreased 3% in both the third quarter and year-to-date period of 2010 compared to 2009, while we handled 14% and 15% increases in carloads during these periods compared to 2009. We maintained more freight cars off-line and retired a number of old freight cars, which drove the decreases.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross and revenue ton-miles increased 9% and 8% in the third quarter of 2010 compared to 2009, due to a 14% increase in carloads during the same period. Commodity mix changes (notably automotive and intermodal shipments) drove the variance in year-over-year growth between gross ton-miles, revenue ton-miles and carloads. Year-to-date, gross and revenue ton-miles increased 11% and 9% compared to 2009, due to a 15% increase in carloads.

Operating Ratio – Operating ratio is defined as our operating expense as a percentage of operating revenues. Our operating ratio improved 5.6 points to 68.2% in the third quarter of 2010 compared to 2009 and 6.3 points to 70.8% in the nine-month period of 2010 versus 2009. Efficiently leveraging volume increases, core pricing gains, and other productivity initiatives drove the improvement and more than offset the impact of higher fuel prices.

Employees – Employee levels remained flat in the third quarter of 2010 compared to 2009 despite a 14% increase in volume levels. Year-to-date, employee levels decreased 3% with volumes increasing 15% during the period compared to 2009. We leveraged the additional volumes in both periods through network efficiencies and other productivity initiatives. In addition, we successfully managed the growth of our full-time equivalent train and engine force levels at a rate less than carloading growth in both periods. All other operating functions and support organizations realized decreases in their full-time equivalent force levels, benefiting from continued productivity initiatives.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvements in survey results for the third quarter and year-to-date period of 2010 generally reflect customer recognition of our service.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	Sept. 30, 2010	Dec. 31, 2009
Debt (a)	$9,719	$9,848
Equity	17,436	16,801
Capital (b)	$27,155	$26,649
Debt to capital (a/b)	35.8%	37.0%

Millions, Except Percentages	Sept. 30, 2010	Dec. 31, 2009
Debt	$9,719	$9,848
Value of sold receivables	-	400
Debt including value of sold receivables	9,719	10,248
Net present value of operating leases	3,520	3,672
Unfunded pension and OPEB	456	456
Adjusted debt (a)	$13,695	$14,376
Equity	17,436	16,801
Adjusted capital (b)	$31,131	$31,177
Adjusted debt to capital (a/b)	44.0%	46.1%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Effective January 1, 2010, the value of the outstanding undivided interest held by investors under our receivables securitization facility is included in our Condensed Consolidated Statement of Financial Position as debt due after one year. At September 30, 2010, that amount was $100 million. Operating leases were discounted using 6.3% at both September 30, 2010 and December 31, 2009. The discount rates reflect any changes to interest rates and our current financing costs. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide a reconciliation from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions, for the Nine Months Ended September 30,	2010	2009
Cash provided by operating activities	$2,720	$2,199
Cash used in investing activities	(1,673)	(1,718)
Cash used in financing activities	(1,539)	(295)
Net change in cash and cash equivalents	$(492)	$186

Cash Provided by Operating Activities – Higher net income in the first nine months of 2010 increased cash provided by operating activities compared to 2009. In addition, lower voluntary pension contributions of $100 million in the nine-month period of 2010 compared to $205 million in the same period of 2009 favorably impacted the year-over-year variance in cash provided by operating activities. Conversely, the change in accounting treatment for our receivable securitization facility from a sale of undivided interests (recorded as an operating activity) to a secured borrowing (recorded as a financing activity) decreased cash provided by operating activities by $400 million in the nine-month period of 2010 versus $184 million in the nine-month period of 2009.

Cash Used in Investing Activities – Lower capital investments drove the decrease in cash used in investing activities. In addition, we purchased equipment in the first nine months of 2009 totaling $100 million that was pending financing at September 30, 2009; no purchases were pending financing during the first nine months of 2010. Lower proceeds from asset sales in the year-to-date period of 2010 compared to 2009 partially offset the year-over-year decrease in capital investments.

The table below details cash capital investments:

Millions, for the Nine Months Ended September 30,	2010	2009
Rail and other track material	$497	$491
Ties	355	356
Ballast	149	174
Other [a]	221	236
Total road infrastructure replacements	1,222	1,257
Line expansion and other capacity projects	67	135
Commercial facilities	114	80
Total capacity and commercial facilities	181	215
Locomotives and freight cars	150	256
Positive train control	50	13
Technology and other	83	67
Total cash capital investments	$1,686	$1,808

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Cash Used in Financing Activities – Cash used in financing activities increased in the first nine months of 2010 versus 2009 due to an increase of $1.0 billion in the repurchase of common shares and a net debt reduction of $39 million in 2010 compared to a net debt increase of $17 million in 2009.

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

Millions, for the Nine Months Ended September 30,	2010	2009
Cash provided by operating activities	$2,720	$2,199
Receivables securitization facility [a]	400	184
Cash provided by operating activities excl. receivables securitization facility	3,120	2,383
Cash used in investing activities	(1,673)	(1,718)
Dividends paid	(438)	(408)
Free cash flow	$1,009	$257

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

Financing Activities

Credit Facilities – At September 30, 2010, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the nine months ended September 30, 2010. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires us to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At September 30, 2010, and December 31, 2009 (and at all times during the year), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2010, the debt-to-net-worth coverage ratio allowed us to carry up to $34.9 billion of debt (as defined in the facility), and we had $10.3 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

At September 30, 2010, we had no commercial paper outstanding. Commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility. During the nine months ended September 30, 2010, we did not issue or repay any commercial paper.

Receivables Securitization Facility – In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16). ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. We adopted the authoritative accounting guidance on January 1, 2010. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010, are reflected as debt issued in our Condensed Consolidated Statements of Cash Flows, and the value of the outstanding undivided interest held by investors at September 30, 2010, is accounted for as a secured borrowing and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year.

Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at September 30, 2010, and December 31, 2009. The value of the outstanding undivided interest held by investors under the facility was $100 million and $400 million at September 30, 2010, and December 31, 2009, respectively. The value of the undivided interest held by investors was supported by $1,076 million and $817 million of accounts receivable at September 30, 2010, and December 31, 2009, respectively. At September 30, 2010, and December 31, 2009, the value of the interest retained by UPRI was $1,076 million and $417 million, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of September 30, 2010. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad services the sold receivables; however, the Railroad does not recognize any servicing asset or liability as the servicing fees adequately compensate the Railroad for these responsibilities. The Railroad collected approximately $4.3 billion and $3.4 billion during the three months ended September 30, 2010 and 2009, respectively, and $12.0 billion and $10.1 billion during the nine months ended September 30, 2010 and 2009, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $2 million and $5 million for the three and nine months ended September 30, 2010. Prior to adoption of the new accounting guidance, the costs of the receivables securitization facility were included in other income and were $2 million and $7 million for the three and nine months ended September 30, 2009.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

In August 2010, the receivables securitization facility was renewed from an additional 364-day period at comparable terms and conditions.

Shelf Registration Statement and Significant New Borrowings – We filed a shelf registration statement, which became effective upon filing on February 10, 2010. Our Board of Directors authorized the issuance of up to $3 billion of debt securities, replacing the $2.25 billion of authority remaining under our shelf registration filed in March 2007. Under the shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

On August 2, 2010, we issued a total of $500 million of 4.0% unsecured fixed-rate notes under our shelf-registration statement. The notes will be due on February 1, 2021; proceeds from this offering are for general corporate purposes.

As of September 30, 2010, and December 31, 2009, we reclassified as long-term debt approximately $110 million and $320 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Exchange – On July 14, 2010, we exchanged $376 million of 7.875% notes due in 2019 (Existing Notes) for 5.78% notes (New Notes) due July 15, 2040, plus cash consideration of approximately $96 million and $15 million for accrued and unpaid interest on the Existing Notes. The cash consideration, was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the term of the New Notes. There was no gain or loss recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debtholders totaled approximately $2 million and were included in interest expense during the third quarter.

Debt Redemption – On March 22, 2010, we redeemed $175 million of our 6.5% notes due April 15, 2012. The redemption resulted in an early extinguishment charge of $16 million in the first quarter of 2010. In addition, we reduced the amount of the outstanding undivided interest under our receivables securitization facility from $400 million to $100 million during the first half of 2010.

Subsequent Event – Debt Redemption – On September 30, 2010, we notified the holders of our 6.65% notes due January 15, 2011, of our intent to redeem all of the outstanding notes. The redemption is to occur on November 1, 2010, and will result in an estimated $5 million premium payment as well as accrued and unpaid interest totaling $8 million. The outstanding principal amount of the notes is $400 million, which has been classified as debt due within one year.

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

	Number of Shares Purchased		Average Price Paid
	2010	2009	2010	2009
First quarter	-	-	$-	$-
Second quarter	6,496,400	-	71.74	-
Third quarter	7,643,400	-	73.19	-
Total	14,139,800	-	$72.52	$-
Remaining number of shares that may yet be repurchased				18,437,290

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

The following tables identify material obligations and commitments as of September 30, 2010:

		Oct. 1 through Dec. 31, 2010	Payments Due by Dec. 31,
Contractual Obligations							After
Millions	Total		2011	2012	2013	2014	2014	Other
Debt [a]	$12,903	$511	595	926	998	978	8,895	-
Operating leases [b]	4,989	80	608	522	457	382	2,940	-
Capital lease obligations [c]	2,767	66	292	251	257	268	1,633	-
Purchase obligations [d]	2,559	335	311	234	229	209	1,209	32
Other postretirement benefits [e]	404	10	42	43	43	44	222	-
Income tax contingencies [f]	78	4	-	-	-	-	-	74
Total contractual obligations	$23,700	$1,006	$1,848	$1,976	$1,984	$1,881	$14,899	$106

[a]	Excludes capital lease obligations of $1,953 million and unamortized discount of $(197) million. Includes an interest component of $4,940 million.

[b]	Includes leases for locomotives, rail cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $814 million.

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

[f]

Future cash flows for income tax contingencies reflect the recorded liability for unrecognized tax benefits, including interest and penalties, as of September 30, 2010. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

		Oct. 1 through Dec. 31, 2010	Amount of Commitment Expiration by Dec. 31,
Other Commercial Commitments							After
Millions	Total		2011	2012	2013	2014	2014
Credit facilities [a]	$1,900	$-	$-	$1,900	$-	$-	$-
Receivables securitization facility [b]	600	-	600	-	-	-	-
Guarantees [c]	382	2	70	23	8	214	65
Standby letters of credit [d]	24	9	15	-	-	-	-
Total commercial commitments	$2,906	$11	$685	$1,923	$8	$214	$65

[a]	None of the credit facility was used as of September 30, 2010.

[b]	$100 million of the receivables securitization facility was utilized at September 30, 2010, which is accounted for as debt. The full program matures in August 2011.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of September 30, 2010.

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

Accounting Pronouncements – In June 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). ASU 2010-20 requires enhanced disclosures about the credit quality of financing receivables and the allowance for credit losses. Entities will be required to provide a greater level of disaggregated information about the credit quality of their financing receivables and their allowances for credit losses. In addition, entities will be required to disclose credit quality indicators, past due information, and modifications of financing receivables. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 will only impact our disclosures and will not affect our consolidated financial position, results of operations, or cash flows.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Liquidity and Capital Resources” in Item 2, and any other statements or information in this report regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure, and the transportation plan; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” and similar words, phrases, or expressions.

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

Environmental Matters

As we reported in our Annual Report on Form 10-K for 2005, the EPA considers the Railroad a potentially responsible party for the Omaha Lead Site. The Omaha Lead Site consists of approximately 25 square miles of residential property in the eastern part of Omaha, Nebraska, allegedly impacted by air emissions from two former lead smelters/refineries. One refinery was operated by ASARCO. The EPA identified the Railroad as a potentially responsible party because more than 60 years ago the Railroad owned land that was leased to ASARCO. The Railroad disputes both the legal and technical basis of the EPA’s allegations. It has nonetheless engaged in extensive negotiations with the EPA. These negotiations reached an apparent impasse. The EPA issued a Unilateral Administrative Order with an effective date of December 16, 2005, directing the Railroad to implement an interim remedy at the site at an estimated cost of $50 million. Failure to comply with the order without just cause could subject the Railroad to penalties of (up to $37,500) per day and triple the EPA’s costs in performing the work. The Railroad believes it has just cause not to comply with the order, but it offered to perform some of the work specified in the order as a compromise. On August 5, 2009, the Railroad received a Special Notice Letter from EPA directing us to perform environmental remediation at approximately 9,000 residential yards in Omaha and to take other remedial measures as part of a final remedy. The Railroad continues to contest its purported liability for these costs but has submitted an offer to the EPA to attempt to negotiate a resolution of the matter. To date, the EPA has rejected all of the Railroad’s offers to settle or resolve this matter. On June 23, 2010, the Railroad filed suit in federal district court in Omaha, Nebraska against the EPA and its Administrator under the Freedom of Information Act (FOIA), the Administrative Procedure Act and the Federal Records Act asking the court to compel EPA to respond fully to outstanding FOIA requests and to prevent EPA from destroying records. The court granted the Railroad a temporary restraining order prohibiting further document destruction. The Railroad will seek both a preliminary and a permanent injunction to prevent EPA from any further document destruction. On August 26, 2010, the Court entered an agreed Preliminary Injunction preventing destruction of records by EPA.

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

Other Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, the U.S. Customs and Border Protection (CBP) directed its field offices to issue penalties against the Railroad in December 2007 for discoveries of illegal drugs in railcars crossing the border from Mexico. The cars are in trains delivered by Mexican railroads directly to CBP; the Railroad receives the trains only after CBP inspects them. Additionally, CBP imposed or reinstated earlier penalties that had been held in abeyance while the Railroad and CBP pursued a collective plan to address drug smuggling. In some instances, CBP seized railcars in which drugs were found.

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

On July 19, 2010, CBP notified the Railroad of additional penalties totaling approximately $101 million for drug discoveries at border crossings in California from May 14, 2008, to June 4, 2010. Since that date, the Railroad received additional penalties for other drug discoveries. The total outstanding penalty amount as of September 30, 2010, was approximately $357 million. Because the Railroad is not in charge of trains on which drugs are found and believes that CBP lacks statutory authority to act against the Railroad, it will continue pursuing its complaint and vigorously defend against the counterclaims.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2010:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Jul. 1 through Jul. 31	3,861,047	$70.83	3,860,900	22,219,790
Aug. 1 through Aug. 31	2,628,267	73.99	2,607,500	19,612,290
Sep. 1 through Sep. 30	1,323,034	79.23	1,175,000	18,437,290
Total	7,812,348	$73.32	7,643,400	N/A

[a]

Total number of shares purchased during the quarter includes 168,948 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On May 1, 2008, our Board of Directors authorized repurchases of up to 40 million shares of our common stock through March 31, 2011. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $12.3 billion and $11.7 billion at September 30, 2010 and December 31, 2009, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2010 and 2009.

12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2010 and 2009.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - James R. Young.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (filed with the SEC on October 22, 2010), is formatted in XBRL and submitted electronically herewith: (i) Consolidated Statements of Income for the periods ended September 30, 2010 and 2009, (ii) Consolidated Statements of Financial Position at September 30, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the periods ended September 30, 2010 and 2009, (iv) Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2010 and 2009, and (v) the Notes to the Consolidated Financial Statements.

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

4	Form of debt security (Note) is incorporated herein by reference to exhibit 4.1 to the Corporation’s Current Report on Form 8-K, dated August 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 22, 2010

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)