Form 10-K
period 2010-12-31
UNION PACIFIC CORP
filed 2011-02-04
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

68179

(Zip Code)

(402) 544-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock (Par Value $2.50 per share)	New York Stock Exchange, Inc.

•	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☑  Yes             ☐  No

•	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes            ☑  No

•

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑  Yes             ☐  No

•

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

•

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

•

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☑        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes             ☑  No

As of June 30, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $38.3 billion.

The number of shares outstanding of the registrant’s Common Stock as of January 28, 2011 was 491,001,416.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2011, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

UNION PACIFIC CORPORATION

February 4, 2011

Fellow Shareholders:

As our country and our Company emerged from the shadow of the economic recession, the men and women of Union Pacific demonstrated agility and resiliency to meet the evolving transportation needs of our customers. The result was a break-out performance in 2010 that culminated in a record year.

The actions taken to support our core strategy of safety, service and customer value positioned us to successfully handle growing volumes. With strengthening business demand, our service remained excellent and we achieved many new safety records. Customers gave us their highest satisfaction marks ever, and many rewarded us with new business. They recognize the value of our diverse service offerings and the efficiency we add to their supply chains. In return, we’ve kept our commitment, making strategic investments in infrastructure, facilities, equipment and technology.

These investments further support UP’s commitment to our shareholders to increase profitability and grow financial returns. In 2010, we achieved new financial milestones, including a 70.6 percent operating ratio and a 10.8 percent return on invested capital. We also returned more cash directly to shareholders, increasing the dividend 41 percent and repurchasing nearly $1.25 billion of shares. UP’s stock price reached new highs in 2010, increasing 45 percent and outpacing the S&P 500 by more than 30 points.

With the foundation of a record year as our springboard, we look forward to even greater opportunities to grow our business, with the same commitment to safely serving our customers and increasing our financial returns. One clear opportunity comes from an expanding global economy and greater international demand for freight transportation, which already accounts for almost one third of UP’s revenue base. The growing U.S. population alone is expected to increase freight demand 30 percent over the next 20 years and further crowd our highways. The Department of Transportation recognized that need when it set the goal of developing strategies to attract 50 percent of all shipments 500 miles or greater to intermodal rail. They see what we see every day – America needs more rail.

Our strategic capital investments will help us tap into that future growth potential. This is illustrated by projects such as double tracking our Sunset Corridor, where we are speeding global commerce between Asia and our nation’s growing consumer base. This is a business model that works – invest, grow the business, increase returns and invest again.

Great service, coupled with our logistics expertise and continued investment for the future, enables UP to offer a strong door-to-door value proposition. Through efforts such as the “You’ll Find Us” advertising campaign, customers who never before considered rail are turning to us to coordinate shipments across town, across the country and around the world. Shippers also have a growing appreciation for UP’s “green” profile and our ability to deliver safe, fuel-efficient service.

It’s clear that the opportunity to grow and prosper is well within our reach. This is the mission of the 43,000-plus Union Pacific employees who are “dedicated to serve.” Through innovation, teamwork and some good old-fashioned hard work, we have set a course for growth designed to generate strong financial returns in the years ahead.

Chairman, President and

Chief Executive Officer

DIRECTORS AND SENIOR MANAGEMENT

BOARD OF DIRECTORS

Andrew H. Card, Jr.

Consultant and Professional

Speaker

Board Committees: Audit, Finance

Erroll B. Davis, Jr.

Chancellor

University System of Georgia

Board Committees: Compensation

and Benefits (Chair), Corporate

Governance and Nominating

Thomas J. Donohue

President and

Chief Executive Officer

U.S. Chamber of Commerce

Board Committees: Compensation

and Benefits, Corporate Governance

and Nominating

Archie W. Dunham

Retired Chairman

ConocoPhillips

Board Committees: Corporate

Governance and Nominating,

Finance

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

Finance (Chair)

Thomas F. McLarty III

President

McLarty Associates

Board Committees: Compensation

and Benefits, Corporate Governance

and Nominating

Steven R. Rogel

Retired Chairman

Weyerhaeuser Company

Board Committees: Compensation

and Benefits, Corporate Governance

and Nominating (Chair)

Jose H. Villarreal

Advisor

Akin, Gump, Strauss, Hauer &

Feld, LLP

Board Committees: Compensation

and Benefits, Corporate Governance

and Nominating

James R. Young

Chairman, President and

Chief Executive Officer

Union Pacific Corporation and

Union Pacific Railroad Company

SENIOR MANAGEMENT

James R. Young

Chairman, President and

Chief Executive Officer

Union Pacific Corporation and

Union Pacific Railroad Company

Charles R. Eisele

Senior Vice President–Strategic

Planning

Union Pacific Corporation

Lance M. Fritz

Executive Vice President–

Operations

Union Pacific Railroad Company

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

Patrick J. O’Malley

Vice President–Taxes and General

Tax Counsel

Union Pacific Corporation

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

Available Information – Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; eXtensible Business Reporting Language (XBRL) documents for our 2009 and 2010 Annual Report on Form 10-K, our 2010 Quarterly Reports on Form 10-Q, and our 2009 Quarterly Reports on Form 10-Q for the second and third quarters; our current reports on Form 8-K; our proxy statements; Forms 3, 4, and 5, filed on behalf of directors and executive officers; and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, our corporate governance materials, including By-Laws, Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees are available on our website. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the NYSE or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of our SEC filings or corporate governance materials should send a written request to: Secretary, Union Pacific Corporation, 1400 Douglas Street, Omaha, NE 68179.

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

Operations – UPRR is a Class I railroad operating in the U.S. We have 31,953 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern U.S. gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to    and from the Atlantic Coast, the Pacific Coast, the Southeast,  the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our freight traffic consists of bulk, manifest, and premium business. Bulk traffic is primarily coal, grain, rock, or soda ash in unit trains – trains transporting a single commodity from one source to one destination. Manifest traffic is individual carload or less than train-load business, including commodities  such  as  lumber,  steel,  paper,  and  food.  The

2010 Freight Revenue

transportation of finished vehicles and intermodal containers is part of our premium business. In 2010, we generated freight revenues totaling $16.1 billion from the following six commodity groups:

Agricultural – Transporting agricultural products generated 19% of our freight revenues in 2010. Included in this commodity group are whole grains, products produced from grains, and food and beverage products, in addition to corn for ethanol production and its by products. With access to most major grain markets, we provide a critical link between the Midwest and western producing areas and export terminals in the Pacific Northwest (the PNW) and Gulf ports, as well as Mexico. Unit trains of grain efficiently shuttle between domestic markets or export terminals and producers. We also serve significant domestic markets, including grain processors, animal feeders, and ethanol producers in the Midwest, West, South, and Rocky Mountain region. Primary food commodities consist of a variety of fresh and frozen fruits and vegetables, dairy products, and beverages, which are moved to major U.S. population centers for distribution and consumption. Express Lane and Produce Unit Train are premium perishable services that compete with the trucking industry by moving fruits and vegetables from the PNW and California to destinations in the East. We transport frozen meat and poultry to the West Coast ports for export, while beverages, primarily beer, enter the U.S. from Mexico.

Automotive – We are the largest automotive carrier west of the Mississippi River, serving vehicle assembly plants and distributing imported vehicles from West Coast ports and Houston. We operate or access 43 vehicle distribution centers covering most major western U.S. cities. In addition to transporting finished vehicles, we provide expedited handling of automotive parts in both boxcars and intermodal containers to several assembly plants. We carry automotive materials bound for assembly plants in Mexico, the U.S., and Canada, and we also transport finished vehicles from manufacturing facilities in Canada and Mexico. In 2010, transportation of finished vehicles and automotive materials accounted for 8% of our freight revenues.

Chemicals – Transporting chemicals provided 15% of our freight revenues in 2010. Our unique franchise enables us to serve the chemical producing areas along the Gulf Coast, as well as the Rocky Mountain region. Two-thirds of the chemicals business consists of industrial chemicals, plastics, and liquid petroleum products. Plastics customers also use our storage-in-transit yards for intermediate storage of plastic resins. Soda ash shipments originate in southwestern Wyoming and California, destined primarily for glass producing markets in the East, the West, and abroad. Fertilizer movements originate primarily in the Gulf Coast region, as well as the West and Canada, bound for major agricultural users in the Midwest and the western U.S.

Energy – Coal transportation accounted for 22% of our 2010 freight revenues. Our transportation network allows us to transport coal and coke to utilities, industrial facilities, interchange points, and water terminals. Water terminals provide access to the West and Gulf Coasts for export, and rail/barge interchange facilities on the Mississippi and Ohio Rivers and the Great Lakes. We serve mines located in the Southern Powder River Basin (SPRB) of Wyoming, Colorado, Utah, southern Wyoming, and southern Illinois. SPRB coal represents the largest segment of the market, as utilities continue to favor its lower cost and low-sulfur content.

Industrial Products – Our extensive network enables us to move numerous commodities between thousands of origin and destination points throughout North America. Lumber shipments originate primarily in the PNW and Canada for destinations throughout the U.S. for new home construction and repair and remodeling. Commercial and highway construction drives shipments of steel and construction products, consisting of rock, cement, and roofing materials. Paper and consumer goods, as well as furniture and appliances, are shipped to major metropolitan areas for consumers. Nonferrous metals and industrial minerals are moved for industrial manufacturing. In addition, we provide efficient and safe transportation for government entities and waste companies. In 2010, transporting industrial products provided 16% of our freight revenues.

Intermodal – Our intermodal business, which represented 20% of our freight revenues in 2010, includes international and domestic shipments. International business consists of imported or exported container traffic that arrives at, or departs from, West Coast ports via ocean vessel. Domestic business includes domestic container and trailer traffic for major retailers and other U.S. businesses that is usually sold through intermodal marketing companies (primarily shipper agents and consolidators) and truckload carriers.

Seasonality – Some of the commodities we carry have peak shipping seasons, reflecting either or both the nature of the commodity, such as certain agricultural and food products that have specific growing and harvesting seasons, and the demand cycle for the commodity, such as intermodal traffic, which generally has a peak shipping season during the third quarter to meet holiday-related demand for consumer goods during the fourth quarter. The peak shipping seasons for these commodities can vary considerably from year to year depending upon various factors, including the strength of domestic and international economies and currencies and the strength of harvests and market prices of agricultural products. In response to an annual request delivered by the Surface Transportation Board (STB) of the U.S. Department of Transportation (DOT) to all of the Class I railroads operating in the U.S., we issue a publicly available letter during the third quarter detailing our plans for handling traffic during the third and fourth quarters and providing other information requested by the STB.

Working Capital – At December 31, 2010 and 2009, we had a working capital surplus, which in 2010 continued to be the result of our decision in 2009 to maintain additional cash reserves to enhance liquidity in response to uncertain economic conditions. Historically, we have had a working capital deficit, which is common in our industry and does not indicate a lack of liquidity. We maintain adequate resources and, when necessary, have access to capital to meet any daily and short-term cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

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

Key Suppliers – We depend on two key domestic suppliers of high horsepower locomotives. Due to the capital intensive nature of the locomotive manufacturing business and sophistication of this equipment, potential new suppliers face high barriers to entry in this industry. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives for any reason, including insolvency or bankruptcy, we could experience a significant cost increase and risk reduced availability of the locomotives that are necessary to our operations. Additionally, for a high percentage of our rail purchases, we utilize two suppliers (one domestic and one international) that meet our specifications. Rail is critical for both maintenance of our network and replacement and improvement or expansion of our network and facilities. Rail manufacturing also has high barriers to entry, and, if one of those suppliers discontinues operations for any reason, including insolvency or bankruptcy, we could experience cost increases and difficulty obtaining rail.

Employees – Approximately 86% of our 42,884 full-time-equivalent employees are represented by 14 major rail unions. Current labor agreements became subject to modification on January 1, 2010. In January 2010, we began the current round of negotiations with the unions. Existing agreements remain in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention) are exhausted. Contract negotiations with the various unions generally take place over an extended period of time, and we rarely experience work stoppages during negotiations.

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

UPRR Security Measures – We maintain a comprehensive security plan designed to both deter and to respond to any potential or actual threats as they arise. The plan includes four levels of alert status, each with its own set of countermeasures. We employ our own police force, consisting of more than 225 commissioned and highly-trained officers. Our employees also undergo recurrent security and preparedness training, as well as federally-mandated hazardous materials and security training. We regularly review the sufficiency of our employee training programs to identify ways to increase preparedness and to improve security.

We have an emergency response management center, which operates 24 hours a day. The center receives reports of emergencies, dangerous or potentially dangerous conditions, and other safety and security issues from our employees, the public, and law enforcement and other government officials. In cooperation with government officials, we monitor both threats and public events, and, as necessary, we may alter rail traffic flow at times of concern to minimize risk to communities we serve and our operations. We comply with the hazardous materials routing rules and other requirements imposed by federal law. We also design our operating plan to expedite the movement of hazardous material shipments to minimize the time rail cars remain idle at yards and terminals located in or near major population centers. Additionally, in compliance with new Transportation Security Agency regulations that took effect on April 1, 2009, we deployed new information systems and instructed employees in tracking and documenting the handoff of Rail Security Sensitive Material with customers and interchange partners.

We also have established a number of our own innovative safety and security-oriented initiatives ranging from various investments in technology to The Officer on the Train program, which provides local law enforcement officers with the opportunity to ride with train crews to enhance their understanding of railroad operations and risks.

Cooperation with Federal, State, and Local Government Agencies – We work closely with government agencies ranging from the DOT and the Department of Homeland Security (DHS) to local police departments, fire departments, and other first responders. In conjunction with DOT, DHS, and other railroads, we sponsor Operation Respond, which provides first responders with secure links to electronic railroad resources, including mapping systems, shipment records, and other essential information required by emergency personnel to respond to accidents and other situations. We also participate in the

National Joint Terrorism Task Force, a multi-agency effort established by the U.S. Department of Justice and the Federal Bureau of Investigation to combat and prevent terrorism.

We work with the Coast Guard, U.S. Customs and Border Protection (CBP, formerly the U.S. Customs Service), and the Military Transport Management Command to monitor shipments entering the UPRR rail network at U.S. border crossings and ports. We were the first railroad in the U.S. to be named a partner in CBP’s Customs-Trade Partnership Against Terrorism, a partnership designed to develop, enhance, and maintain effective security processes throughout the global supply chain.

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

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

Governmental Regulation – Our operations are subject to a variety of federal, state, and local regulations, generally applicable to all businesses. (See also the discussion of certain regulatory proceedings in Legal Proceedings, Item 3.)

The operations of the Railroad are also subject to the regulatory jurisdiction of the STB. The STB has jurisdiction over rates charged on certain regulated rail traffic; common carrier service of regulated traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers. The STB has launched wide-ranging proceedings to explore whether to expand rail regulation; we will actively participate in these proceedings. Additionally, several bills were introduced in the U.S. Senate in early 2011 that would expand the regulatory authority of the STB and could include new antitrust provisions. We are closely monitoring these proposed bills.

The operations of the Railroad also are subject to the regulations of the FRA and other federal and state agencies. On January 12, 2010, the FRA issued final rules governing installation of Positive Train Control (PTC) by the end of 2015. Although still under development, PTC is a collision avoidance technology intended to override locomotive controls and stop a train before an accident. The FRA acknowledged that projected costs will exceed projected benefits by a ratio of about 22 to one. We expect to invest approximately $250 million in the development of PTC during 2011.

DOT, the Occupational Safety and Health Administration, and DHS, along with other federal agencies, have jurisdiction over certain aspects of safety, movement of hazardous materials and hazardous waste, emissions requirements, and equipment standards. On October 16, 2008, President Bush signed the Rail Safety Improvement Act of 2008 into law, which, among other things, revised hours of service rules for train and certain other railroad employees, mandated implementation of PTC, imposed passenger service requirements, addressed safety at rail crossings, increased the number of safety related employees of the FRA, and increased fines that may be levied against railroads for safety violations. Additionally, various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in areas not preempted by federal law.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7 and Note 17 to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Item 1A. Risk Factors

The information set forth in this Item 1A should be read in conjunction with the rest of the information included in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and Financial Statements and Supplementary Data, Item 8.

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

We Are Subject to Significant Governmental Regulation – We are subject to governmental regulation by a significant number of federal, state, and local authorities covering a variety of health, safety, labor, environmental, economic (as discussed below), and other matters. Many laws and regulations require us to obtain and maintain various licenses, permits, and other authorizations, and we cannot guarantee that we will continue to be able to do so. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments or regulators may change the legislative or regulatory frameworks within which we operate without providing us any recourse to address any adverse effects on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution, business relationships with other railroads, calculation of our cost of capital or other inputs relevant to computing our revenue adequacy, the prices we charge, and costs and expenses. Significant legislative activity in Congress or regulatory activity by the STB could expand regulation of railroad operations and prices for rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition, and liquidity. As part of the Rail Safety Improvement Act of 2008, railroad carriers must implement PTC by the end of 2015, which could have a material adverse effect on our ability to make other capital investments. One or more consolidations of Class I railroads could also lead to increased regulation of the rail industry.

We Are Required to Transport Hazardous Materials – Federal laws require railroads, including us, to transport hazardous materials regardless of risk or potential exposure to loss. Any rail accident or other incident or accident on our network, at our facilities, or at the facilities of our customers involving the release of hazardous materials, including toxic inhalation hazard (or TIH) materials such as chlorine, could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We May Be Affected by General Economic Conditions – Prolonged severe adverse domestic and global economic conditions or disruptions of financial and credit markets, including the availability of short- and long-term debt financing, may affect the producers and consumers of the commodities we carry and may have a material adverse effect on our access to liquidity and our results of operations and financial condition.

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

Strikes or Work Stoppages Could Adversely Affect Our Operations as the Majority of Our Employees Belong to Labor Unions and Labor Agreements – The U.S. Class I railroads are party to collective bargaining agreements with various labor unions. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, slowdowns, or lockouts, which could cause a significant disruption of our operations and have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could compromise our service reliability or significantly increase our costs for health care, wages, and other benefits, which could have a material adverse impact on our results of operations, financial condition, and liquidity.

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

We Utilize Capital Markets – Due to the significant capital expenditures required to operate and maintain a safe and efficient railroad, we rely on the capital markets to provide some of our capital requirements. We utilize long-term debt instruments, bank financing and commercial paper from time-to-time, and we pledge certain of our receivables. Significant instability or disruptions of the capital markets, including the credit markets, or deterioration of our financial condition due to internal or external factors could restrict or prohibit our access to, and significantly increase the cost of, commercial paper and other financing sources, including bank credit facilities and the issuance of long-term debt, including corporate bonds. A deterioration of our financial condition could result in a reduction of our credit rating to below investment grade, which could prohibit or restrict us from utilizing our current receivables securitization facility or accessing external sources of short- and long-term debt financing and significantly increase the costs associated with utilizing the receivables securitization facility and issuing both commercial paper and long-term debt.

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

We Are Dependent on Certain Key Suppliers of Locomotives and Rail – Due to the capital intensive nature and sophistication of locomotive equipment, potential new suppliers face high barriers to entry. Therefore, if one of the domestic suppliers of high horsepower locomotives discontinues manufacturing locomotives for any reason, including bankruptcy or insolvency, we could experience significant cost increases and reduced availability of the locomotives that are necessary to our operations. Additionally, for a high percentage of our rail purchases, we utilize two suppliers (one domestic and one international) that meet our specifications. Rail is critical to our operations for rail replacement programs, maintenance, and for adding additional network capacity, new rail and storage yards, and expansions of existing facilities. This industry similarly has high barriers to entry, and if one of these suppliers discontinues operations for any reason, including bankruptcy or insolvency, we could experience both significant cost increases for rail purchases and difficulty obtaining sufficient rail for maintenance and other projects.

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

TRACK

Our rail network includes 31,953 route miles. We own 26,083 miles and operate on the remainder pursuant to trackage rights or leases. The following table describes track miles at December 31, 2010 and 2009.

	2010	2009
Route	31,953	32,094
Other main line	6,596	6,584
Passing lines and turnouts	3,118	3,040
Switching and classification yard lines	9,006	9,167
Total miles	50,673	50,885

HARRIMAN DISPATCHING CENTER

The Harriman Dispatching Center (HDC), located in Omaha, Nebraska, is our primary dispatching facility. It is linked to regional dispatching and locomotive management facilities at various locations along our network. HDC employees coordinate moves of locomotives and trains, manage traffic and train crews on our network, and coordinate interchanges with other railroads. Approximately 900 employees currently work on-site in the facility.

RAIL FACILITIES

In addition to our track structure, we operate numerous facilities, including terminals for intermodal and other freight; rail yards for train-building (classification yards), switching, storage-in-transit (the temporary storage of customer goods in rail cars prior to shipment) and other activities; offices to administer and manage our operations; dispatching centers to direct traffic on our rail network; crew quarters to house train crews along our network; and shops and other facilities for fueling, maintenance, and repair of locomotives and repair and maintenance of rail cars and other equipment. The following tables include the major yards and terminals on our system:

		Avg. Daily Car Volume
Top 10 Classification Yards	2010	2009
North Platte, Nebraska	2,100	2,100
North Little Rock, Arkansas	1,500	1,300
Englewood (Houston), Texas	1,400	1,300
Proviso (Chicago), Illinois	1,300	1,200
Fort Worth, Texas	1,200	1,100
Livonia, Louisiana	1,200	1,100
Roseville, California	1,100	1,100
West Colton, California	1,100	1,000
Pine Bluff, Arkansas	1,100	1,000
Neff (Kansas City), Missouri	900	900

Top 10 Intermodal Terminals	2010	Annual Lifts 2009
ICTF (Los Angeles), California	450,000	453,000
East Los Angeles, California	429,000	372,000
Global II (Chicago), Illinois	342,000	284,000
Global I (Chicago), Illinois	317,000	306,000
Marion (Memphis), Tennessee	292,000	265,000
Dallas, Texas	280,000	233,000
Lathrop (Stockton), California	247,000	250,000
Yard Center (Chicago), Illinois	241,000	199,000
City of Industry (Los Angeles), California	233,000	254,000
LATC (Los Angeles), California	224,000	134,000

RAIL EQUIPMENT

Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for maintenance, transportation of crews, and other activities. As of December 31, 2010, we owned or leased the following units of equipment:

Locomotives	Owned	Leased	Total	Average Age (yrs.)
Multiple purpose	4,935	2,628	7,563	15.9
Switching	431	26	457	31.5
Other	95	59	154	25.0
Total locomotives	5,461	2,713	8,174	N/A

Freight cars	Owned	Leased	Total	Average Age (yrs.)
Covered hoppers	12,123	18,252	30,375	28.7
Open hoppers	11,854	4,351	16,205	31.2
Gondolas	6,500	6,190	12,690	28.1
Boxcars	5,702	1,857	7,559	28.0
Refrigerated cars	2,584	4,331	6,915	22.6
Flat cars	2,885	664	3,549	33.3
Other	104	456	560	N/A
Total freight cars	41,752	36,101	77,853	N/A

Highway revenue equipment	Owned	Leased	Total	Average Age (yrs.)
Containers	9,401	39,234	48,635	5.2
Chassis	2,669	23,210	25,879	7.3
Total highway revenue equipment	12,070	62,444	74,514	N/A

CAPITAL EXPENDITURES

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

2010 Capital Expenditures – During 2010, we made capital investments totaling $2.5 billion, nearly all of which was cash spending. (See the capital expenditures table in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Condition, Item 7.)

Infrastructure Expansion – With expected long-term growth in the intermodal market, we commenced construction of a new intermodal terminal in Joliet, Illinois, in the spring of 2009 and completed the initial phase in August 2010. This new facility supports customer growth by increasing the Railroad’s international and domestic container capacity and improving rail traffic efficiencies in Chicago, the nation’s largest rail center. Customers across our network benefit from the Joliet facility’s annual capacity of 500,000 intermodal containers.

2011 Capital Expenditures – In 2011, we expect to make capital investments of approximately $3.2 billion, including expenditures for PTC of approximately $250 million. We may revise our 2011 capital plan if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See discussion of our 2011 capital plan in Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2011 Outlook, Item 7.)

OTHER

Equipment Encumbrance – Equipment with a carrying value of approximately $3.2 billion and $3.4 billion at December 31, 2010 and 2009, respectively, served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

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

Environmental Matters – Certain of our properties are subject to federal, state, and local laws and regulations governing the protection of the environment. (See discussion of environmental issues in Business – Governmental and Environmental Regulation, Item 1, and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7.)

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings, claims, and litigation that occur in connection with our business. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, we seek input from our third-party advisors when making these assessments. Consistent with SEC rules and requirements, we describe below material pending legal proceedings (other than ordinary routine litigation incidental to our business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $100,000), and such other pending matters that we may determine to be appropriate.

ENVIRONMENTAL MATTERS

As we reported in our Annual Report on Form 10-K for 2005, the Environmental Protection Agency (EPA) considers the Railroad a potentially responsible party for the Omaha Lead Site. The Omaha Lead Site consists of approximately 25 square miles of residential property in the eastern part of Omaha, Nebraska, allegedly impacted by air emissions from two former lead smelters/refineries. One refinery was operated by ASARCO. The EPA identified the Railroad as a potentially responsible party because more than 60 years ago the Railroad owned land that was leased to ASARCO. The Railroad disputes both the legal and technical basis of the EPA’s allegations. It has nonetheless engaged in extensive negotiations with the EPA. The EPA issued a Unilateral Administrative Order with an effective date of December 16, 2005, directing the Railroad to implement an interim remedy at the site at an estimated cost of $50 million. Failure to comply with the order without just cause could subject the Railroad to penalties of up to $37,500 per day and triple the EPA’s costs in performing the work. The Railroad believes it has just cause not to comply with the order, but it offered to perform some of the work specified in the order as a compromise. On August 5, 2009, the Railroad received a Special Notice Letter from EPA directing UPRR to perform environmental remediation at approximately 9,000 residential yards in Omaha and to take other remedial measures as part of a final remedy. The Railroad continues to contest its purported liability for these costs but has submitted an offer to the EPA to attempt to negotiate a resolution of the matter. On June 23, 2010, the Railroad filed suit in federal district court in Omaha, Nebraska against the EPA and its Administrator under the Freedom of Information Act (FOIA), the Administrative Procedure Act and the Federal Records Act asking the court to compel EPA to respond fully to outstanding FOIA requests and to prevent EPA from destroying records. The court granted the Railroad a temporary restraining order prohibiting further document destruction. On August 26, 2010, the Court entered an agreed Preliminary Injunction preventing destruction of records by EPA. In November 2010, the Railroad reached a tentative, confidential settlement agreement subject to further negotiation to resolve its liability at the Omaha Lead Site. The FOIA litigation has been stayed pending possible resolution of the case.

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

As we reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, we received notices from EPA Region 8 and U.S. Department of Justice (DOJ) alleging that we may be liable under federal environmental laws for violating the Clean Water Act and the Oil Pollution Prevention Act relating to derailments and spills and UPRR’s Spill Prevention Countermeasure and Control Plans and its Stormwater Pollution Prevention Plans in Colorado, Utah, and Wyoming. We cannot predict the ultimate impact of these proceedings because we are continuing to investigate and negotiate with the EPA Region 8 and DOJ. The amount of the proposed penalty, although uncertain, could exceed $100,000.

We received notices from the EPA and state environmental agencies alleging that we are or may be liable under federal or state environmental laws for remediation costs at various sites throughout the U.S., including sites on the Superfund National Priorities List or state superfund lists. We cannot predict the ultimate impact of these proceedings and suits because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs.

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7.

OTHER MATTERS

U.S. Customs and Border Protection (CBP) Dispute and Litigation – As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, CBP directed its field offices to issue penalties against the Railroad in December 2007 for discoveries of illegal drugs in railcars crossing the border from Mexico. The cars are in trains delivered by Mexican railroads directly to CBP; the Railroad receives the trains only after CBP inspects them. Additionally, CBP imposed or reinstated earlier penalties that had been held in abeyance while the Railroad and CBP pursued a collective plan to address drug smuggling. In some instances, CBP seized railcars in which drugs were found.

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

The Railroad is awaiting a decision on its motion for Summary Judgment from the Nebraska court. The Railroad also filed motions in California, Texas, and Arizona to transfer (to Nebraska), dismiss or stay the cases in those courts. The California and Texas courts granted UP’s motion to transfer venue to Nebraska. The Arizona Court has not issued a ruling.

During the third quarter of 2010, CBP notified the Railroad of additional penalties for drug discoveries. Since then, the Railroad received additional penalties for other drug discoveries. The total outstanding penalty amount as of December 31, 2010, was approximately $376 million. Because the Railroad believes that CBP lacks statutory authority to issue these fines, the Railroad will vigorously defend against these penalties. The Railroad also is participating in high-level discussions with the Commissioner of CBP to address the fines and seizures. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Antitrust Litigation – As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 small rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. The original plaintiff filed the first of these claims in the U.S. District Court in New Jersey on May 14, 2007, and the additional plaintiffs filed claims in district courts in various states, including Florida, Illinois, Alabama, Pennsylvania, and the District of Columbia. These suits allege that the named railroads engaged in price-fixing by establishing common fuel surcharges for certain rail traffic.

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

One additional shipper filed a separate antitrust suit during 2008. Subsequently, the shipper voluntarily dismissed the action without prejudice.

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

The indirect purchasers appealed Judge Friedman’s ruling to the U.S. Court of Appeals for the District of Columbia. On April 16, 2010, the U.S. Court of Appeals for the District of Columbia affirmed Judge Friedman’s ruling dismissing the indirect purchasers’ claims based on various state laws. On June 8, 2010, the court rejected the indirect purchasers’ requests for a rehearing of their appeal and a hearing en banc by the entire court. On September 8, 2010, the indirect purchaser plaintiffs filed a Petition for Certiorari with the U.S. Supreme Court. The railroad defendants filed their response on November 9, 2010, urging the Court not to review the lower courts’ decisions. On December 13, 2010, the U.S. Supreme Court denied the indirect purchaser plaintiffs’ Petition for Certiorari.

The direct purchaser plaintiffs filed their motion for class certification on March 18, 2010. The railroad defendants filed their opposition to this motion on July 1, 2010. Judge Friedman conducted a hearing on October 6 and 7, 2010, on the class certification issue and has yet to issue a decision.

We deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 4. [Reserved]

Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

The Board of Directors typically elects and designates our executive officers on an annual basis at the board meeting held in conjunction with the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of February 1, 2011, relating to the executive officers.

Name	Position	Age	Business Experience During Past Five Years
James R. Young	Chairman, President and Chief Executive Officer of UPC and the Railroad	58	[1]

Robert M. Knight, Jr.	Executive Vice President – Finance and Chief Financial Officer of UPC and the Railroad	53	Current Position

J. Michael Hemmer	Senior Vice President – Law and General Counsel of UPC and the Railroad	61	Current Position

Barbara W. Schaefer	Senior Vice President – Human Resources and Secretary of UPC and the Railroad	57	Current Position

Jeffrey P. Totusek	Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad	52	[2]

Lance M. Fritz	Executive Vice President – Operations of the Railroad	48	[3]

John J. Koraleski	Executive Vice President – Marketing and Sales of the Railroad	60	Current Position

[1]	Mr. Young was elected Chief Executive Officer and President of UPC and the Railroad effective January 1, 2006. He was elected to the additional position of Chairman effective February 1, 2007.

[2]	Mr. Totusek was elected to his current position effective January 1, 2008. He previously was Assistant Vice President – Financial Analysis of the Railroad.

[3]

Mr. Fritz was elected to his current position effective September 1, 2010. He previously was Vice President – Operations of the Railroad, effective January 1, 2010. Mr. Fritz previously served as Vice President – Labor Relations effective March 1, 2008, Regional Vice President – South, effective July 1, 2006, and Regional Vice President – North, effective April 1, 2005.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “UNP”. The following table presents the dividends declared and the high and low closing prices of our common stock for each of the indicated quarters.

2010 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.27	$0.33	$0.33	$0.38
Common stock price:
High	74.35	78.61	83.08	95.78
Low	60.41	65.99	66.84	79.32

2009 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.27	$0.27	$0.27	$0.27
Common stock price:
High	54.66	55.45	64.75	66.73
Low	33.28	39.82	47.47	54.20

At January 28, 2011, there were 491,001,416 shares of outstanding common stock and 33,537 common shareholders of record. On that date, the closing price of the common stock on the NYSE was $93.54. Through December 31, 2010, we have paid dividends to our common shareholders during each of the past 111 years. We declared dividends totaling $653 million in 2010 and $544 million in 2009. On May 6, 2010, we increased the quarterly dividend to $0.33 per share, payable beginning on July 1, 2010, to shareholders of record on May 28, 2010. On November 18, 2010, we increased the quarterly dividend for a second time to $0.38 per share, payable beginning January 3, 2011 to shareholders of record on November 30, 2010. We are subject to certain restrictions regarding retained earnings with respect to the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends increased to $12.9 billion at December 31, 2010, from $11.6 billion at December 31, 2009. (See discussion of this restriction in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7.) We do not believe the restriction on retained earnings will affect our ability to pay dividends, and we currently expect to pay dividends in 2011 comparable to 2010.

Comparison Over One- and Three-Year Periods – The following table presents the cumulative total shareholder returns, assuming reinvested dividends, over one- and three-year periods for the Corporation, a peer group index (comprised of CSX Corporation and Norfolk Southern Corporation), the Dow Jones Transportation Index (Dow Jones), and the Standard & Poor’s 500 Stock Index (S&P 500).

Period	UPC	Peer Group	Dow Jones	S&P 500
1 Year (2010)	47.6%	29.0%	26.8%	15.1%
3 Year (2008-2010)	55.7	44.2	18.1	(8.3)

Five-Year Performance Comparison – The following graph provides an indicator of cumulative total shareholder returns for the Corporation as compared to the peer group index (described above), the Dow Jones, and the S&P 500. The graph assumes that the value of the investment in the common stock of Union Pacific Corporation and each index was $100 on December 31, 2005 and that all dividends were reinvested.

Purchases of Equity Securities – During 2010, we repurchased 17,556,522 shares of our common stock at an average price of $75.51. The following table presents common stock repurchases during each month for the fourth quarter of 2010:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Oct. 1 through Oct. 31	725,450	84.65	519,554	17,917,736
Nov. 1 through Nov. 30	1,205,260	89.92	1,106,042	16,811,694
Dec. 1 through Dec. 31	1,133,106	92.59	875,000	15,936,694
Total	3,063,816	$89.66	2,500,596	N/A

[a]

Total number of shares purchased during the quarter includes approximately 563,220 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On May 1, 2008, our Board of Directors authorized us to repurchase up to 40 million shares of our common stock through March 31, 2011. We may make these repurchases on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

On February 3, 2011, our Board of Directors authorized us to repurchase up to 40 million additional shares of our common stock under a new program effective from April 1, 2011 through March 31, 2014.

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

Millions, Except per Share Amounts, Carloads, Employee Statistics, and Ratios	2010	2009	2008	2007	2006
For the Year Ended December 31
Operating revenues [a]	$16,965	$14,143	$17,970	$16,283	$15,578
Operating income	4,981	3,379	4,070	3,364	2,871
Net income	2,780	1,890	2,335	1,848	1,598
Earnings per share - basic [b]	5.58	3.76	4.57	3.47	2.97
Earnings per share - diluted [b]	5.53	3.74	4.53	3.44	2.94
Dividends declared per share [b]	1.31	1.08	0.98	0.745	0.60
Cash provided by operating activities	4,105	3,204	4,044	3,248	2,853
Cash used in investing activities	(2,488)	(2,145)	(2,738)	(2,397)	(2,015)
Cash used in financing activities	(2,381)	(458)	(935)	(800)	(784)
Cash used for common share repurchases	(1,249)	-	(1,609)	(1,375)	-
At December 31
Total assets	$43,088	$42,184	$39,509	$37,825	$36,318
Long-term obligations	22,373	22,701	21,314	19,328	17,589
Debt due after one year	9,003	9,636	8,607	7,543	6,000
Common shareholders’ equity	17,763	16,801	15,315	15,456	15,190
Equity per common share [c]	36.14	33.27	30.43	29.62	28.11
Additional Data
Freight revenues [a]	$16,069	$13,373	$17,118	$15,486	$14,791
Revenue carloads (units) (000)	8,815	7,786	9,261	9,733	9,852
Operating margin (%) [d]	29.4	23.9	22.6	20.7	18.4
Operating ratio (%) [d]	70.6	76.1	77.4	79.3	81.6
Average employees (000)	42.9	43.5	48.2	50.1	50.7
Operating revenues per employee (000)	$395.5	$325.1	$372.8	$325.0	$307.2
Financial Ratios (%)
Debt to capital [e]	34.2	37.0	36.8	33.2	30.9
Return on average common shareholders’ equity [f]	16.1	11.8	15.2	12.1	11.1

[a]

Includes fuel surcharge revenue of $1,237 million, $605 million, $2,323 million, $1,478 million, and $1,619 million for 2010, 2009, 2008, 2007, and 2006, respectively, which partially offsets increased operating expenses for fuel. Fuel surcharge revenue is not comparable from year to year due to implementation of new mileage-based fuel surcharge programs in each respective year. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Revenues, Item 7.)

[b]	Earnings per share and dividends have been restated to reflect the May 28, 2008 stock split.

[c]

Equity per common share is calculated as follows: common shareholders’ equity divided by common shares issued less treasury shares outstanding. Shares have been adjusted to reflect the May 28, 2008 stock split.

[d]	Operating margin is defined as operating income divided by operating revenues. Operating ratio is defined as operating expenses divided by operating revenues.

[e]	Debt to capital is determined as follows: total debt divided by total debt plus equity.

[f]	Return on average common shareholders’ equity is determined as follows: Net income divided by average common shareholders’ equity.

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

EXECUTIVE SUMMARY

2010 Results

•

Safety – During 2010, we continued our positive, multi-year trend in safety performance by setting records in many of our safety metrics. The employee injury incident rate per 200,000 man-hours declined 4% from 2009 to its lowest level ever. Our continued focus on derailment prevention resulted in another strong performance as our incident rate finished at 10.54 per million train miles, slightly behind 2009 record results. However, the severity of those incidents was lower, resulting in a 12% reduction in associated costs. With respect to public safety, we closed 286 grade crossings to reduce our exposure to incidents. We also continued installing video cameras on our locomotives, which assist us in reviewing grade crossing incidents, and we now have camera-equipped locomotives in the lead position of over 97% of our through-freight trains. During 2010, the rate of grade crossing incidents per million train miles increased 10% from record low levels of 2009, as both highway and rail traffic increased in conjunction with economic improvement. Overall, our 2010 safety results reflect our continued focus on the safety of our employees and the public.

•

Financial Performance – In 2010, we generated record operating income of $5.0 billion, a 47% increase over 2009, reflecting a 13% increase in volume, core pricing gains, and improved productivity. Improved economic conditions increased demand for our services across almost all market sectors compared to 2009, a year in which economic conditions substantially reduced demand for rail service. We leveraged additional traffic volumes during 2010 by effectively utilizing our assets and minimizing operational cost increases compared to 2009. These achievements translated into an all-time record operating ratio of 70.6% for 2010, outpacing our previous record of 76.1% set in 2009. Net income of $2.8 billion also surpassed our previous milestone set in 2008, translating into earnings of $5.53 per diluted share for 2010.

•

Freight Revenues – Our freight revenues grew 20% year-over-year to $16.1 billion. Freight revenues and volumes for all six commodity groups increased. Overall, volume increased 13% in 2010, with particularly strong growth in automotive, intermodal, and industrial products shipments. Core pricing gains and higher fuel surcharges (due to higher fuel prices, volume growth, and new fuel surcharge provisions in contracts renegotiated in 2010) also drove the growth in freight revenue in 2010 compared to 2009. We continued to focus on improving the reinvestibility of our business, and we have repriced approximately 88% of our business since 2004.

•

Network Operations – In 2010, we continued operating an efficient and fluid network, effectively handling the 13% increase in carloads compared to 2009. As reported to the Association of American Railroads (AAR), average train speed decreased 4% in 2010 compared to a record-setting 2009. Maintenance activities and weather disruptions, combined with higher volume levels, negatively impacted our average train speed. Average terminal dwell time increased 2% while average rail car inventory decreased 3% in 2010 compared to 2009. We maintained more freight cars off-line and retired a number of old freight cars, which drove a decrease in average rail car inventory during the year. In 2010, customer satisfaction improved, surpassing a record established in 2009, an indication that our ongoing efforts to improve operations again translated into better customer service.

•

Asset Utilization – In response to economic conditions and lower revenue in 2009, we implemented productivity initiatives to improve efficiency and reduce costs, in addition to adjusting our resources to reflect lower demand. By the end of 2009, we had removed from service approximately 26% of our multiple purpose locomotives and 18% of our freight car inventory. As volume increased 13% from

2009 levels, we returned a portion of these assets to active service. At the end of 2010, we continued to maintain in storage approximately 17% of our multiple purpose locomotives and 14% of our freight car inventory, reflecting our ability to effectively leverage our assets as volumes return to our network.

•

Fuel Prices – Fuel prices generally increased throughout 2010 as the economy improved. Our average diesel fuel price per gallon increased nearly 20% from January to December of 2010, driven by higher crude oil barrel prices and conversion spreads. Compared to 2009, our diesel fuel price per gallon consumed increased 31%, driving operating expenses up by $566 million (excluding any impact from year-over-year volume increases). To partially offset the effect of higher fuel prices, we reduced our consumption rate by 3% during the year, saving approximately 27 million gallons of fuel. The use of newer, more fuel efficient locomotives; increased use of distributed locomotive power (the practice of distributing locomotives throughout a train rather than positioning them all in the lead resulting in safer and more efficient train operations); fuel conservation programs; and efficient network operations and asset utilization all contributed to this improvement.

•

Free Cash Flow – Cash generated by operating activities (adjusted for the reclassification of our receivables securitization facility) totaled $4.5 billion, yielding record free cash flow of $1.4 billion in 2010. Free cash flow is defined as cash provided by operating activities (adjusted for the reclassification of our receivables securitization facility), less cash used in investing activities and dividends paid.

Free cash flow is not considered a financial measure under accounting principles generally accepted in the U.S. (GAAP) by SEC Regulation G and Item 10 of SEC Regulation S-K. We believe free cash flow is important in evaluating our financial performance and measures our ability to generate cash without additional external financings. Free cash flow should be considered in addition to, rather than as a substitute for, cash provided by operating activities. The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions	2010	2009	2008
Cash provided by operating activities	$4,105	$3,204	$4,044
Receivables securitization facility [a]	400	184	16
Cash provided by operating activities adjusted for the receivables securitization facility	4,505	3,388	4,060
Cash used in investing activities	(2,488)	(2,145)	(2,738)
Dividends paid	(602)	(544)	(481)
Free cash flow	$1,415	$699	$841

[a]

Effective January 1, 2010, a new accounting standard required us to account for receivables transferred under our receivables securitization facility as secured borrowings in our Consolidated Statements of Financial Position and as financing activities in our Consolidated Statements of Cash Flows. The receivables securitization facility is included in our free cash flow calculation to adjust cash provided by operating activities as though our receivables securitization facility had been accounted for under the new accounting standard for all periods presented.

2011 Outlook

•

Safety – Operating a safe railroad benefits our employees, our customers, our shareholders, and the public. We will continue using a multi-faceted approach to safety, utilizing technology, risk assessment, quality control, and training, and engaging our employees. We will continue implementing Total Safety Culture (TSC) throughout our operations. TSC is designed to establish, maintain, reinforce, and promote safe practices among co-workers. This process allows us to identify and implement best practices for employee and operational safety. Reducing grade crossing incidents is a critical aspect of our safety programs, and we will continue our efforts to maintain and close crossings; install video cameras on locomotives; and educate the public and law enforcement agencies about crossing safety through a combination of our own programs (including risk assessment strategies), various industry programs, and engaging local communities.

•

Transportation Plan – To build upon our success in recent years, we will continue evaluating traffic flows and network logistic patterns, which can be quite dynamic, to identify additional opportunities to simplify operations, remove network variability, and improve network efficiency and asset utilization. We plan to adjust manpower and our locomotive and rail car fleets to meet customer needs and put us in a position to handle demand changes. We will also continue utilizing industrial engineering techniques to improve productivity.

•

Fuel Prices – Uncertainty about the economy makes fuel price projections difficult, and we could see volatile fuel prices during the year, as they are sensitive to global and U.S. domestic demand, refining capacity, geopolitical events, weather conditions and other factors. To reduce the impact of fuel price on earnings, we will continue to seek recovery from our customers through our fuel surcharge programs and to expand our fuel conservation efforts.

•

Capital Plan – In 2011, we plan to make total capital investments of approximately $3.2 billion, including expenditures for Positive Train Control (PTC), which may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See further discussion in this Item 7 under Liquidity and Capital Resources – Capital Plan.)

•

Positive Train Control – In response to a legislative mandate to implement PTC by the end of 2015, we expect to spend approximately $250 million during 2011 on developing PTC. We currently estimate that PTC will cost us approximately $1.4 billion to implement by the end of 2015, in accordance with rules issued by the Federal Railroad Administration (FRA). This includes costs for installing the new system along our tracks, upgrading locomotives to work with the new system, and adding digital data communication equipment so all the parts of the system can communicate with each other. During 2011, we plan to begin testing the technology to evaluate its effectiveness.

•

Financial Expectations – We remain cautious about economic conditions, but anticipate volume to increase from 2010 levels. In addition, we expect volume, price, and productivity gains to offset expected higher costs for fuel, labor inflation, depreciation, casualty costs, and property taxes to drive operating ratio improvement.

RESULTS OF OPERATIONS

Operating Revenues

Millions	2010	2009	2008	% Change 2010 v 2009	% Change 2009 v 2008
Freight revenues	$16,069	$13,373	$17,118	20%	(22)%
Other revenues	896	770	852	16	(10)
Total	$16,965	$14,143	$17,970	20%	(21)%

Freight revenues are revenues generated by transporting freight or other materials from our six commodity groups. Freight revenues vary with volume (carloads) and average revenue per car (ARC). Changes in price, traffic mix and fuel surcharges drive ARC. We provide some of our customers with contractual incentives for meeting or exceeding specified cumulative volumes or shipping to and from specific locations, which we record as a reduction to freight revenues based on the actual or projected future shipments. We recognize freight revenues as freight moves from origin to destination. We allocate freight revenues between reporting periods based on the relative transit time in each reporting period and recognize expenses as we incur them.

Other revenues include revenues earned by our subsidiaries, revenues from our commuter rail operations, and accessorial revenues, which we earn when customers retain equipment owned or controlled by us or when we perform additional services such as switching or storage. We recognize other revenues as we perform services or meet contractual obligations.

Freight revenues and volume levels for all six commodity groups increased during 2010 as a result of economic improvement in many market sectors. We experienced particularly strong volume growth in automotive, intermodal, and industrial products shipments. Core pricing gains and higher fuel surcharges also increased freight revenues and drove a 6% improvement in ARC.

Freight revenues and volume levels for all six commodity groups decreased during 2009, reflecting continued economic weakness. We experienced the largest volume declines in automotive and industrial products shipments. Lower fuel surcharges due to lower fuel prices also reduced freight revenues in 2009 compared to 2008. ARC decreased 7% during the full year, driven by lower fuel cost recoveries, partially offset by core pricing gains of approximately 5%. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic, which is described below in more detail.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated freight revenues of $1.2 billion, $605 million, and $2.3 billion in 2010, 2009, and 2008, respectively. Higher fuel prices, volume growth, and new fuel surcharge provisions in contracts renegotiated during the year increased fuel surcharge amounts in 2010. Furthermore, for certain periods during 2009, fuel prices dropped below the base at which our mileage-based fuel surcharge begins, which resulted in no fuel surcharge recovery for associated shipments during those periods.

Fuel surcharge revenue is not entirely comparable to prior periods due to implementation of new mileage-based fuel surcharge programs. In April 2007, we converted regulated traffic, which represents approximately 20% of our current revenue base, to mileage-based fuel surcharge programs. In addition, we have converted and continue to convert portions of our non-regulated traffic to mileage-based fuel surcharge programs. At the time of conversion, we reset the base fuel price at which the new mileage-based fuel surcharges take effect. Resetting the fuel price at which the fuel surcharge begins, in conjunction with rebasing the affected transportation rates to include a portion of what had been in the fuel surcharge, does not materially change our freight revenue as higher base rates offset lower fuel surcharge revenue.

In 2010, other revenues increased from 2009 due primarily to higher revenues at our subsidiaries that broker intermodal and automotive services. Assessorial revenues also increased in 2010 reflecting higher volume levels during the year.

In 2009, other revenue decreased from 2008 due primarily to lower revenues at one of our subsidiaries that brokers intermodal and automotive services. Assessorial revenues also decreased in 2009 reflecting lower volume levels during the year.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads (each container or trailer is counted as one carload), and ARC by commodity type:

Freight Revenues Millions	2010	2009	2008	% Change 2010 v 2009	% Change 2009 v 2008
Agricultural	$3,018	$2,666	$3,174	13%	(16)%
Automotive	1,271	854	1,344	49	(36)
Chemicals	2,425	2,102	2,494	15	(16)
Energy	3,489	3,118	3,810	12	(18)
Industrial Products	2,639	2,147	3,273	23	(34)
Intermodal	3,227	2,486	3,023	30	(18)
Total	$16,069	$13,373	$17,118	20%	(22)%

Revenue Carloads Thousands	2010	2009	2008	% Change 2010 v 2009	% Change 2009 v 2008
Agricultural	918	865	947	6%	(9)%
Automotive	611	465	667	31	(30)
Chemicals	844	761	885	11	(14)
Energy	2,056	2,021	2,348	2	(14)
Industrial Products	1,073	899	1,249	19	(28)
Intermodal	3,313	2,775	3,165	19	(12)
Total	8,815	7,786	9,261	13%	(16)%

Average Revenue per Car	2010	2009	2008	% Change 2010 v 2009	% Change 2009 v 2008
Agricultural	$3,286	$3,080	$3,352	7%	(8)%
Automotive	2,082	1,838	2,017	13	(9)
Chemicals	2,874	2,761	2,818	4	(2)
Energy	1,697	1,543	1,622	10	(5)
Industrial Products	2,461	2,388	2,620	3	(9)
Intermodal	974	896	955	9	(6)
Average	$1,823	$1,718	$1,848	6%	(7)%

Agricultural Products – Higher volume, fuel surcharges, and price improvements increased agricultural freight revenue in 2010 versus 2009. Increased shipments from the Midwest to export ports in the Pacific Northwest combined with heightened demand in Mexico drove higher corn and feed grain shipments in 2010. Increased corn and feed grain shipments into ethanol plants in California and Idaho and continued growth in ethanol shipments also contributed to this increase. In 2009, some ethanol plants temporarily ceased operations due to lower ethanol margins, which contributed to the favorable year-over-year comparison. In addition, strong export demand for U.S. wheat via the Gulf ports increased shipments of wheat and food grains compared to 2009. Declines in domestic wheat and food shipments partially offset the growth in export shipments. New business in feed and animal protein shipments also increased agricultural shipments in 2010 compared to 2009.

2010 Agricultural Revenue

Lower volume and fuel surcharges decreased agricultural freight revenue in 2009 versus 2008. Price improvements partially offset these declines. Lower demand in both export and domestic markets led to fewer shipments of corn and feed grains, down 11% in 2009 compared to 2008. Weaker worldwide demand also reduced export shipments of wheat and food grains in 2009 versus 2008.

Automotive – 37% and 24% increases in shipments of finished vehicles and automotive parts in 2010, respectively, combined with core pricing gains and fuel surcharges, improved automotive freight revenue from relatively weak 2009 levels. Economic conditions in 2009 led to poor auto sales and reduced vehicle production, which in turn reduced shipments of finished vehicles and parts during the year.

Declines in shipments of finished vehicles and auto parts and lower fuel surcharges reduced freight revenue in 2009 compared to 2008. Vehicle shipments were down 35% and parts were down 24%. Core pricing gains partially offset these declines. These volume declines resulted from economic conditions that reduced sales and vehicle production. In addition, two major domestic automotive manufacturers declared bankruptcy in the second quarter of 2009, affecting production    levels.    Although    the   federal   Car   Allowance

2010 Automotive Revenue

Rebate System (the “cash for clunkers” program) helped stimulate vehicle sales and shipments in the third quarter of 2009, production cuts and soft demand throughout the year more than offset the program’s benefits.

Chemicals – Higher volume, price improvements, and fuel surcharges increased freight revenue from chemicals in 2010 versus 2009. Reduced inventories and purchases delayed from 2009 increased fertilizer shipments by 30% in 2010. A modest rebound in market conditions and more normalized inventory levels increased demand for industrial chemicals during the year, driving volume levels up 8% versus 2009. In addition, shipments of soda ash increased 12% as continued strong export demand outpaced weak 2009 export demand.

2010 Chemicals Revenue

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

Energy – Core pricing gains, higher fuel surcharges and modest volume growth increased freight revenue from energy shipments in 2010 compared to 2009. Shipments from the Southern Powder River Basin (SPRB) were up 4% driven by higher demand resulting from improvement in economic conditions, warmer summer weather, and more efficient deliveries (higher tons per car and increased train size). Higher inventory levels carried over from 2009 partially offset this demand increase. Shipments from Colorado and Utah mines were down 8% in 2010 versus 2009 due to mine production interruptions and increased competition from other low cost fuel options (natural gas and eastern coal), weaker demand from our industrial customers, and high inventories at some utility customer locations.

2010 Energy Revenue

Lower volume and fuel surcharges reduced freight revenue from energy shipments in 2009 versus 2008. Price increases partially offset these declines. Shipments curtailments, and delayed purchases combined to reduce fertilizer shipments by 29% in 2009. Additionally, business interruptions resulting from Hurricanes Gustav and Ike lowered volume levels in the third quarter of 2008, contributing to a more favorable year-over-year comparison. tility customers, resulting in lower volumes. Production problems at the Colorado and Utah mines and the loss of SPRB customer contracts also contributed to the volume declines.

Industrial Products – Volume gains, core pricing improvement, and higher fuel surcharges increased freight revenue from industrial products in 2010 versus 2009. A federal government remediation program involving removal of uranium mill tailings from a Moab, Utah, site drove an increase in short-haul hazardous waste shipments versus 2009. Shipments under this program began modestly during the second quarter of 2009. Steel shipments also increased due to improving economic conditions, while shipments of non-metallic minerals (primarily frac sand) grew in response to more drilling for natural gas. Stone, sand and gravel shipments grew in 2010 compared to 2009 as increased oil drilling more than offset the decline in commercial construction activity.

Reduced volume and fuel surcharges resulted in lower freight  revenue  from  industrial  products  shipments  in

2010 Industrial Products Revenue

2009 versus 2008. Price improvements partially offset these declines. Weak demand and inventory reductions resulting from the economic downturn drove a 53% decline in steel shipments in 2009 compared to 2008. The continued weakness in the housing market reduced lumber shipments, while surplus production and overall market uncertainty resulted in lower paper and newsprint shipments in 2009 versus 2008. In addition, cement and stone shipments declined during 2009 due to high inventories and weak commercial and residential construction activity.

Intermodal – Increased volume, higher fuel surcharges (including new recovery provisions in contracts renegotiated in 2010), and pricing gains drove the increase in freight revenue from intermodal shipments in 2010 compared to 2009. Volume from domestic and international traffic increased from 2009 levels, reflecting improvements in economic conditions. International volumes grew in response to continued inventory restocking and higher consumer demand. Domestic shipments increased as a result of conversions from truck to rail fueled by improved service operations. A new contract with Hub Group, Inc., which included additional shipments, was executed in the second quarter of 2009 and contributed to the increase in domestic shipments.

2010 Intermodal Revenue

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

Mexico Business – Each of our commodity groups include revenue from shipments to and from Mexico. Revenue from Mexico business increased 30% in 2010 versus 2009 to $1.6 billion. Volume levels for all six commodity groups increased, up 25% in aggregate versus 2009, with particularly strong growth in automotive, industrial products, and intermodal shipments.

Revenue from Mexico business decreased 26% in 2009 versus 2008 to $1.2 billion. Volume declined in five of our six commodity groups, down 19% in 2009, driven by 32% and 24% reductions in industrial products and automotive shipments, respectively. Conversely, energy shipments increased 9% in 2009 versus 2008, partially offsetting these declines.

Operating Expenses

Millions	2010	2009	2008	% Change 2010 v 2009	% Change 2009 v 2008
Compensation and benefits	$4,314	$4,063	$4,457	6%	(9)%
Fuel	2,486	1,763	3,983	41	(56)
Purchased services and materials	1,836	1,644	1,928	12	(15)
Depreciation	1,487	1,427	1,366	4	4
Equipment and other rents	1,142	1,180	1,326	(3)	(11)
Other	719	687	840	5	(18)
Total	$11,984	$10,764	$13,900	11%	(23)%

Operating expenses increased $1.2 billion in 2010 versus 2009. Our fuel price per gallon increased 31% during the year, accounting for $566 million of the increase. Wage and benefit inflation, depreciation, volume-related costs, and property taxes also contributed to higher expenses during 2010 compared to 2009. Cost savings from productivity improvements and better resource utilization partially offset these increases.

2010 Operating Expenses

Operating expenses decreased $3.1 billion in 2009 versus 2008. Our fuel price per gallon declined 44% during 2009, decreasing operating expenses by $1.3 billion compared to 2008. Cost savings from lower volume, productivity improvements, and better resource      utilization also decreased operating expenses    in    2009.    In    addition,    lower    casualty

expense resulting primarily from improving trends in safety performance decreased operating expenses in 2009. Conversely, wage and benefit inflation partially offset these reductions.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. General wage and benefit inflation increased costs by approximately $190 million in 2010 compared to 2009. Volume-related expenses and higher equity and incentive compensation also drove costs up during the year. Workforce levels declined 1% in 2010 compared to 2009 as network efficiencies and ongoing productivity initiatives enabled us to effectively handle the 13% increase in volume levels with fewer employees.

Lower volume and productivity initiatives led to a 10% decline in our workforce in 2009 compared to 2008, saving $516 million during the year. Conversely, general wage and benefit inflation increased expenses, partially offsetting these savings.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Higher diesel fuel prices, which averaged $2.29 per gallon (including taxes and transportation costs) in 2010 compared to $1.75 per gallon in 2009, increased expenses by $566 million. Volume, as measured by gross ton-miles, increased 10% in 2010 versus 2009, driving fuel expense up by $166 million. Conversely, the use of newer, more fuel efficient locomotives, our fuel conservation programs and efficient network operations drove a 3% improvement in our fuel consumption rate in 2010, resulting in $40 million of cost savings versus 2009 at the 2009 average fuel price.

Lower diesel fuel prices, which averaged $1.75 per gallon (including taxes and transportation costs) in 2009 compared to $3.15 per gallon in 2008, reduced expenses by $1.3 billion in 2009. Volume, as measured by gross ton-miles, decreased 17% in 2009, lowering expenses by $664 million compared to 2008. Our fuel consumption rate improved 4% in 2009, resulting in $147 million of cost savings versus 2008 at the 2008 average fuel price. The consumption rate savings versus 2008 using the lower 2009 fuel price was $68 million. Newer, more fuel efficient locomotives, reflecting locomotive acquisitions in recent years and the impact of a smaller fleet due to storage of some of our older locomotives; increased use of distributed locomotive power; our fuel conservation programs; and improved network operations all drove this improvement.

Purchased Services and Materials – Purchased services and materials expense includes the costs of services purchased from outside contractors (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. A $148 million increase in expenses for contract services drove the higher expenses in 2010 versus 2009. Volume-related trucking and lift costs for intermodal containers and crew transportation and lodging costs also increased costs from 2009. In addition, an increase in locomotive maintenance materials used to prepare a portion of our locomotive fleet for return to active service increased expenses during the year compared to 2009. Conversely, a decrease in freight car maintenance activity during 2010 drove lower freight car material costs, partially offsetting the cost increases versus 2009.

Contract services expense (including equipment maintenance) decreased $134 million in 2009 versus 2008 due to lower volume levels and a favorable year-over-year comparison due to expenses incurred in 2008 resulting from Hurricanes Gustav and Ike. In addition, lower volume levels drove cost reductions of $55 million in transportation and lodging costs and $27 million in expenses associated with operating jointly owned facilities in 2009 versus 2008. We also performed fewer locomotive and freight car repairs as a result of lower volumes and having portions of these fleets stored, which reduced related materials expenses by $87 million in 2009 versus 2008. Clean-up and restoration expenses related to the Cascade mudslide in January, flooding in the Midwest in June, and the two September hurricanes also increased expenses in 2008, creating a favorable year-over-year comparison.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in 2010 compared to 2009. Costs also increased $25 million in 2010 due to the restructuring of certain locomotive leases in the second quarter of 2009. Lower depreciation rates for rail and other track material partially offset the increases. The lower rates, which became effective January 1, 2010, resulted from reduced track usage (based on lower gross ton-miles in 2009).

A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in 2009 versus 2008. Costs also increased $34 million in 2009 due to the restructuring of certain locomotive leases. Lower depreciation rates for rail and other track material partially offset the increases. The lower rates, which became effective January 1, 2009, resulted from longer asset lives as determined by service life studies and reduced track usage (based on lower gross ton-miles in 2008).

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Short-term freight car rental expense increased in 2010 compared to 2009, reflecting increased shipments of finished vehicles and intermodal containers. Increased lease expenses for containers also drove the increase. Conversely, lower lease expense for freight cars and locomotives decreased costs compared to 2009. The restructuring of locomotive leases (completed in May 2009) also reduced lease expense by $36 million in 2010 compared to 2009. (See further discussion in this Item 7 under Liquidity and Capital Resources – Financing Activities.)

Fewer shipments of industrial products and intermodal containers primarily contributed to the $85 million reduction in our short-term freight car rental expense in 2009 versus 2008. In addition, the restructuring of locomotive leases reduced lease expense by $52 million in 2009 compared to 2008. Lower lease expense for freight cars, intermodal containers, and fleet vehicles also decreased costs in 2009 versus 2008.

Other – Other expenses include personal injury, freight and property damage, destruction of foreign equipment, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Other costs were higher in 2010 compared to 2009, driven by higher property taxes and the $45 million one-time payment in the first quarter of 2010 related to a transaction with CSXI. A $30 million payment in 2009 to Pacer International,

Inc. and lower expenses for freight and property damages partially offset these increases in comparing 2009 with 2010. In addition, personal injury expense was lower in 2010 compared to 2009, reflecting continued improvement in our personal injury incident rate and lower settlement costs per claim. The change in asbestos-related claim expenses in 2010 versus 2009 offset the lower personal injury costs. As a result of our 2009 annual review of asbestos-related costs, we reduced expenses by $25 million, thus driving the unfavorable variance in 2010.

Other costs were lower in 2009 compared to 2008, driven by a reduction in personal injury expense and asbestos-related claims expense. We completed actuarial studies of personal injury expenses in both the second and fourth quarters of 2009 and 2008 and annual reviews of asbestos-related claims in both years, which resulted in a net reduction of $55 million in casualty expense in 2009 versus 2008. The reduction reflects improvements in our safety experience and lower estimated costs to resolve claims. In addition, the year-over-year comparison was favorably impacted by $28 million due to an adverse development with respect to one personal injury claim in 2008 and favorable developments in three cases in 2009. Other costs were also lower in 2009 compared to 2008, driven by a decrease in expenses for freight and property damages, employee travel, and utilities. In addition, higher bad debt expense in 2008 due to the uncertain impact of the recessionary economy drove a favorable year-over-year comparison. Conversely, an additional expense of $30 million related to a transaction with Pacer International, Inc. and higher property taxes partially offset lower costs in 2009.

Non-Operating Items

Millions	2010	2009	2008	% Change 2010 v 2009	% Change 2009 v 2008
Other income	$54	$195	$92	(72)%	112%
Interest expense	(602)	(600)	(511)	-	17
Income taxes	(1,653)	(1,084)	(1,316)	52%	(18)%

Other Income – Other income decreased in 2010 versus 2009 due to lower gains from real estate sales (the second quarter of 2009 included a $116 million pre-tax gain from a land sale to the Regional Transportation District in Colorado) and premiums paid for early debt redemption.

Other income increased $103 million in 2009 compared to 2008 primarily due to higher gains from real estate sales, which included the $116 million pre-tax gain from a land sale in Colorado, and lower interest expense on our receivables securitization facility, resulting from lower interest rates and a lower outstanding balance. Reduced rental and licensing income and lower returns on cash investments, reflecting lower interest rates, partially offset these increases.

Interest Expense – Interest expense was flat in 2010 compared to 2009 due to a modestly higher weighted-average debt level of $9.7 billion, compared to $9.6 billion in 2009, offset by a lower effective interest rate of 6.2% in 2010, compared to 6.3% in 2009.

Interest expense increased in 2009 versus 2008 due primarily to higher weighted-average debt levels. In 2009, the weighted-average debt level was $9.6 billion (including the restructuring of locomotive leases in May of 2009), compared to $8.3 billion in 2008. Our effective interest rate was 6.3% in 2009, compared to 6.1% in 2008.

Income Taxes – Income taxes were higher in 2010 compared to 2009, primarily driven by higher pre-tax income. Our effective tax rate for the year was 37.3% compared to 36.4% in 2009. Income taxes were lower in 2009 compared to 2008, driven by lower pre-tax income. Our effective tax rate for 2009 was 36.4% compared to 36.0% in 2008.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	2010	2009	2008	% Change 2010 v 2009	% Change 2009 v 2008
Average train speed (miles per hour)	26.2	27.3	23.5	(4)%	16%
Average terminal dwell time (hours)	25.4	24.8	24.9	2%	-
Average rail car inventory (thousands)	274.4	283.1	300.7	(3)%	(6)%
Gross ton-miles (billions)	932.4	846.5	1,020.4	10%	(17)%
Revenue ton-miles (billions)	520.4	479.2	562.6	9%	(15)%
Operating ratio	70.6	76.1	77.4	(5.5) pt	(1.3) pt
Employees (average)	42,884	43,531	48,242	(1)%	(10)%
Customer satisfaction index	89	88	83	1 pt	5 pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Maintenance activities and weather disruptions, combined with higher volume levels, led to a 4% decrease in average train speed in 2010 compared to a record set in 2009. Overall, we continued operating a fluid and efficient network during the year. Lower volume levels, ongoing network management initiatives, and productivity improvements contributed to a 16% improvement in average train speed in 2009 compared to 2008.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 2% in 2010 compared to 2009, driven in part by our network plan to increase the length of numerous trains to improve overall efficiency, which resulted in higher terminal dwell time for some cars. Average terminal dwell time improved slightly in 2009 compared to 2008 due to lower volume levels combined with initiatives to expedite delivering rail cars to our interchange partners and customers.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Lower average rail car inventory reduces congestion in our yards and sidings, which increases train speed, reduces average terminal dwell time, and improves rail car utilization. Average rail car inventory decreased 3% in 2010 compared to 2009, while we handled 13% increases in carloads during the period compared to 2009. We maintained more freight cars off-line and retired a number of old freight cars, which drove the decreases. Average rail car inventory decreased 6% in 2009 compared to 2008 driven by a 16% decrease in volume. In addition, as carloads decreased, we stored more freight cars off-line.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross and revenue-ton-miles increased 10% and 9% in 2010 compared to 2009 due to a 13% increase in carloads. Commodity mix changes (notably automotive shipments) drove the variance in year-over-year growth between gross ton-miles, revenue ton-miles and carloads. Gross and revenue ton-miles decreased 17% and 15% in 2009 compared to 2008 due to a 16% decrease in carloads. Commodity mix changes (notably automotive shipments, which were 30% lower in 2009 versus 2008) drove the difference in declines between gross ton-miles and revenue ton-miles.

Operating Ratio – Operating ratio is defined as our operating expenses as a percentage of operating revenue. Our operating ratio improved 5.5 points to 70.6% in 2010 and 1.3 points to 76.1% in 2009. Efficiently leveraging volume increases, core pricing gains, and productivity initiatives drove the improvement in 2010 and more than offset the impact of higher fuel prices during the year. Core pricing gains, lower fuel prices, network management initiatives, and improved productivity drove the improvement in 2009 and more than offset the 16% volume decline.

Employees – Employee levels were down 1% in 2010 compared to 2009 despite a 13% increase in volume levels. We leveraged the additional volumes through network efficiencies and other productivity initiatives. In addition, we successfully managed the growth of our full-time-equivalent train and engine force levels at a rate less than half of our carload growth in 2010. All other operating functions and support organizations reduced their full-time-equivalent force levels, benefiting from continued productivity initiatives. Productivity initiatives and lower volumes reduced employee levels 10% throughout the Company in 2009 versus 2008.

Customer Satisfaction Index – Our customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement in survey results in 2010 and 2009 generally reflects customer recognition of our service quality.

Return on Average Common Shareholders’ Equity

Millions, Except Percentages	2010	2009	2008
Net income	$2,780	$1,890	$2,335
Average equity	$17,282	$16,058	$15,386
Return on average common shareholders’ equity	16.1%	11.8%	15.2%

Return on Invested Capital as Adjusted (ROIC)

Millions, Except Percentages	2010	2009	2008
Net income	$2,780	$1,890	$2,335
Add: Interest expense	602	600	511
Add: Interest on present value of operating leases	222	232	299
Add: Receivable securitization fees	-	9	23
Less: Taxes on interest and fees	(307)	(306)	(300)
Net operating profit after taxes as adjusted (a)	$3,297	$2,425	$2,868
Average equity	$17,282	$16,058	$15,386
Add: Average debt	9,545	9,388	8,305
Add: Average value of sold receivables	200	492	592
Add: Average present value of operating leases	3,574	3,681	3,737
Average invested capital as adjusted (b)	$30,601	$29,619	$28,020
Return on invested capital as adjusted (a/b)	10.8%	8.2%	10.2%

ROIC is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important in evaluating the efficiency and effectiveness of the Corporation’s long-term capital investments. In addition, we currently use ROIC as a performance criteria in determining certain elements of equity compensation for our executives. ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is Return on Average Common Shareholders’ Equity. The tables above provide reconciliations from return on average common shareholders’ equity to ROIC. Our 2010 ROIC improved 2.6 points compared to 2009, primarily as a result of higher earnings.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	2010	2009
Debt (a)	$9,242	$9,848
Equity	17,763	16,801
Capital (b)	$27,005	$26,649
Debt to capital (a/b)	34.2%	37.0%

Millions, Except Percentages	2010	2009
Debt	$9,242	$9,848
Value of sold receivables	-	400
Debt including value of sold receivables	9,242	10,248
Net present value of operating leases	3,476	3,672
Unfunded pension and OPEB	421	456
Adjusted debt (a)	$13,139	$14,376
Equity	17,763	16,801
Adjusted capital (b)	$30,902	$31,177
Adjusted debt to capital (a/b)	42.5%	46.1%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Effective January 1, 2010, the value of the outstanding undivided interest held by investors under our receivables securitization facility is included in our Consolidated Statement of Financial Position as debt due after one year. At December 31, 2010, that amount was $100 million. Operating leases were discounted using 6.2% at December 31, 2010 and 6.3% at December 31, 2009. The lower discount rate reflects changes to interest rates and our current financing costs. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital. Our December 31, 2010 debt to capital ratios decreased as a result of a $606 million net decrease in debt from December 31, 2009. Debt, including the value of our receivables securitization facility, decreased $1.0 billion from December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, our principal sources of liquidity included cash, cash equivalents, our receivables securitization facility, and our revolving credit facility, as well as the availability of commercial paper and other sources of financing through the capital markets (such as the remaining authority under our shelf registration). We had $1.9 billion of committed credit available under our credit facility, with no borrowings outstanding as of December 31, 2010. We did not make any borrowings under this facility during 2010. The value of the outstanding undivided interest held by investors under the receivables securitization facility was $100 million as of December 31, 2010, and is included in our Consolidated Statements of Financial Position as debt due after one year. The receivables securitization facility is subject to certain requirements, including maintenance of an investment grade bond rating. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Access to commercial paper as well as other capital market financings is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to access capital markets as a source of liquidity. Access to liquidity through the capital markets is also dependent on our financial stability. We expect that we will continue to have access to liquidity by issuing bonds to public or private investors based on our assessment of the current condition of the credit markets.

At December 31, 2010 and 2009, we had a working capital surplus, which in 2010 continues to be the result of our decision in 2009 to maintain additional cash reserves to enhance liquidity in response to uncertain economic conditions. Historically, we have had a working capital deficit, which is common in our industry and does not indicate a lack of liquidity. We maintain adequate resources and, when necessary, have access to capital to meet any daily and short-term cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Cash Flows Millions	2010	2009	2008
Cash provided by operating activities	$4,105	$3,204	$4,044
Cash used in investing activities	(2,488)	(2,145)	(2,738)
Cash used in financing activities	(2,381)	(458)	(935)
Net change in cash and cash equivalents	$(764)	$601	$371

Operating Activities

Higher net income in 2010 increased cash provided by operating activities compared to 2009. Conversely, the adoption of a new accounting standard for our receivables securitization facility from a sale of undivided interests (recorded as an operating activity) to a secured borrowing (recorded as a financing activity) decreased cash provided by operating activities by $400 million in 2010 versus $184 million in 2009. Lower net income in 2009, a reduction of $184 million in the outstanding balance of our receivables securitization facility, higher pension contributions of $72 million, and changes to working capital combined to decrease cash provided by operating activities compared to 2008.

Investing Activities

Higher capital investments and lower proceeds from asset sales in 2010 drove the increase in cash used in investing activities compared to 2009. Lower capital investments and higher proceeds from asset sales drove the decrease in cash used in investing activities in 2009 versus 2008.

The tables below detail cash capital investments and track statistics for the years ended December 31, 2010, 2009, and 2008:

Millions	2010	2009	2008
Rail and other track material	$626	$614	$620
Ties	444	449	425
Ballast	190	208	243
Other [a]	365	338	386
Total road infrastructure replacements	1,625	1,609	1,674
Line expansion and other capacity projects	122	162	488
Commercial facilities	227	193	254
Total capacity and commercial facilities	349	355	742
Locomotives and freight cars	330	272	164
Positive Train Control	84	28	-
Technology and other	94	90	174
Total cash capital investments	$2,482	$2,354	$2,754

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

	2010	2009	2008
Track miles of rail replaced	795	841	810
Track miles of rail capacity expansion	46	62	118
New ties installed (thousands)	4,334	4,814	4,599
Miles of track surfaced	10,883	15,128	14,454

Capital Plan – In 2011, we expect our total capital investments to be approximately $3.2 billion, which may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. We expect that approximately 65% of our 2011 capital investments will replace and improve existing capital assets. Major investment categories include replacing and improving track infrastructure; increasing network and terminal capacity; upgrading our locomotive, freight car and container fleet, including acquiring 100 locomotives, 600 covered hoppers, 4,800 containers and 4,800 chassis; improving technology, including investing in PTC; and other capital projects. We expect to fund our 2011 cash capital investments through cash generated from operations, the sale or lease of various operating and non-operating properties, issuance of long-term debt, and cash on hand at December 31, 2010. Our annual capital plan is a critical component of our long-term strategic plan, which we expect will enhance the long-term value of the Corporation for our shareholders by providing sufficient resources to (i) replace and improve our existing track infrastructure to provide safe and fluid operations, (ii) increase network efficiency by adding or improving facilities and track, and (iii) make investments that meet customer demand and take advantage of opportunities for long-term growth.

Financing Activities

Cash used in financing activities increased in 2010 versus 2009. During 2010, we repurchased $1.2 billion of shares under our common stock repurchase program, compared to no repurchases in 2009. Additionally, our net debt reduction in 2010 was $518 million compared to $28 million in 2009, which also contributed to the increase in cash used in financing activities in 2010. Cash used in financing activities decreased in 2009 versus 2008 driven by share repurchases totaling $1.6 billion in 2008. Additionally, debt repayments were $337 million lower in 2009, partially offset by lower new debt issuances of $1.4 billion and higher dividend payments (we increased our dividend from $0.22 per share to $0.27 per share, effective in the third quarter of 2008). The restructuring of equipment leases in 2009 also generated $87 million in cash consideration, further contributing to the decrease.

Credit Facilities – On December 31, 2010, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during 2010. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At December 31, 2010, and December 31, 2009 (and at all times during these periods), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2010, the debt-to-net-worth coverage ratio allowed us to carry up to $35.5 billion of debt (as defined in the facility), and we had $9.7 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control (including the Risk Factors in Item 1A of this report) could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The facility will expire in April 2012 in accordance with its terms, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

During 2010, we did not issue or repay any commercial paper and, at December 31, 2010, we had no commercial paper outstanding. Our commercial paper balance is supported by our revolving credit facility but does not reduce the amount of borrowings available under the facility.

At December 31, 2010, we reclassified as long-term debt approximately $100 million of debt due within one year that we intend to refinance. This reclassification reflected our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis. At December 31, 2009, we reclassified as long-term debt approximately $320 million of debt due within one year that we intended to refinance at that time.

Ratio of Earnings to Fixed Charges

For each of the years ended December 31, 2010, 2009, and 2008, our ratio of earnings to fixed charges was 6.9, 4.9, and 5.9, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent income from continuing operations, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges. (See Exhibit 12 to this report for the calculation of the ratio of earnings to fixed charges.)

Common Shareholders’ Equity

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $12.9 billion and $11.6 billion at December 31, 2010 and 2009, respectively.

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

	Number of Shares Purchased		Average Price Paid
	2010	2009	2010	2009
First quarter	-	-	$-	$-
Second quarter	6,496,400	-	71.74	-
Third quarter	7,643,400	-	73.19	-
Fourth quarter	2,500,596	-	89.39	-
Total	16,640,396	-	$75.06	$-
Remaining number of shares that may yet be repurchased				15,936,694

On February 3, 2011, our Board of Directors authorized us to repurchase up to 40 million additional shares of our common stock under a new program effective from April 1, 2011 through March 31, 2014.

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

During 2010, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
August 2, 2010	$500 million of 4.00% Notes due February 1, 2021

The net proceeds from the offering were used for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions.

We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time. At December 31, 2010, we had remaining authority to issue up to $2.5 billion of debt securities under our shelf registration.

Debt Exchange – On July 14, 2010, we exchanged $376 million of 7.875% notes due in 2019 (Existing Notes) for 5.78% notes (New Notes) due July 15, 2040, plus cash consideration of approximately $96 million and $15 million for accrued and unpaid interest on the Existing Notes. The cash consideration, recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes are being amortized as an adjustment of interest expense over the term of the New Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $2 million and were included in interest expense during the third quarter.

Debt Redemptions – On March 22, 2010, we redeemed $175 million of our 6.5% notes due April 15, 2012. The redemption resulted in an early extinguishment charge of $16 million in the first quarter of 2010. On November 1, 2010, we redeemed all $400 million of our outstanding 6.65% notes due January 15, 2011. The redemption resulted in a $5 million early extinguishment charge.

Receivables Securitization Facility – In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16). ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. We adopted the authoritative accounting standard on January 1, 2010. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010, are reflected as debt issued in our Consolidated Statements of Cash Flows, and the value of the outstanding undivided interest held by investors at December 31, 2010, is accounted for as a secured borrowing and is included in our Consolidated Statements of Financial Position as debt due after one year.

Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at December 31, 2010 and 2009, respectively. The value of the outstanding undivided interest held by investors under the facility was $100 million and $400 million at December 31, 2010 and 2009, respectively. The value of the undivided interest held by investors was supported by $960 million and $817 million of accounts receivable at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the value of the interest retained by UPRI was $960 million and $417 million, respectively. This retained interest is included in accounts receivable, net in our Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of December 31, 2010. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $16.3 billion and $13.8 billion of receivables during the years ended December 31, 2010 and 2009, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $6 million during 2010. Prior to adoption of the new accounting standard, the costs of the receivables securitization facility were included in other income and were $9 million and $23 million for 2009 and 2008, respectively.

The investors have no recourse to the Railroad’s other assets, except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

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

The following tables identify material obligations and commitments as of December 31, 2010:

		Payments Due by December 31,
Contractual Obligations							After
Millions	Total	2011	2012	2013	2014	2015	2015	Other
Debt [a]	$12,392	$594	$926	$998	$979	$604	$8,291	$-
Operating leases	4,921	613	526	461	382	340	2,599	-
Capital lease obligations [b]	2,693	311	251	253	261	262	1,355	-
Purchase obligations [c]	3,820	1,395	484	375	357	223	954	32
Other post retirement benefits [d]	256	27	27	27	26	26	123	-
Income tax contingencies [e]	86	68	-	-	-	-	-	18
Total contractual obligations	$24,168	$3,008	$2,214	$2,114	$2,005	$1,455	$13,322	$50

[a]	Excludes capital lease obligations of $1,909 million and unamortized discount of $198 million. Includes an interest component of $4,861 million.

[b]	Represents total obligations, including interest component of $784 million.

[c]

Includes locomotive maintenance contracts; purchase commitments for locomotives, freight cars, containers, fuel, ties, ballast, and rail; and agreements to purchase other goods and services. For amounts where we can not reasonably estimate the year of settlement, the commitments are reflected in the Other column.

[d]

Includes estimated other post retirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.

[e]

Income tax contingencies reflect the recorded liability for unrecognized tax benefits, including interest and penalties, as of December 31, 2010. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we can not reasonably estimate the year of settlement, the obligations are reflected in the Other column.

		Amount of Commitment Expiration per Period
Other Commercial Commitments							After
Millions	Total	2011	2012	2013	2014	2015	2015
Credit facilities [a]	$1,900	$-	$1,900	$-	$-	$-	$-
Receivables securitization facility [b]	600	600	-	-	-	-	-
Guarantees [c]	382	66	27	10	214	12	53
Standby letters of credit [d]	23	19	4	-	-	-	-
Total commercial commitments	$2,905	$685	$1,931	$10	$214	$12	$53

[a]	None of the credit facility was used as of December 31, 2010.

[b]	$100 million of the receivables securitization facility was utilized at December 31, 2010, which is accounted for as debt. The full program matures in August 2011.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of December 31, 2010.

Off-Balance Sheet Arrangements

Guarantees – At December 31, 2010, we were contingently liable for $382 million in guarantees. We have recorded a liability of $3 million for the fair value of these obligations as of December 31, 2010 and 2009. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

OTHER MATTERS

Inflation – Long periods of inflation significantly increase asset replacement costs for capital-intensive companies. As a result, assuming that we replace all operating assets at current price levels, depreciation charges (on an inflation-adjusted basis) would be substantially greater than historically reported amounts.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2010 and 2009, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

At December 31, 2010, we had variable-rate debt representing approximately 2.2% of our total debt. If variable interest rates average one percentage point higher in 2011 than our December 31, 2010 variable rate, which was approximately 0.9%, our interest expense would increase by approximately $2 million. This amount was determined by considering the impact of the hypothetical interest rate on the balances of our variable-rate debt at December 31, 2010.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2010, and amounts to an increase of approximately $824 million to the fair value of our debt at December 31, 2010. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

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

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in interest rates. We account for swaps as fair value hedges using the short-cut method as allowed by the Derivatives and Hedging Topic of the FASB

Accounting Standards Codification (ASC); therefore, we do not record any ineffectiveness within our Consolidated Financial Statements.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At December 31, 2010 and 2009, we had reductions of $3 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of December 31, 2010 and 2009, we had no interest rate cash flow hedges outstanding.

Recently Issued Accounting Pronouncements – In June 2009, the FASB issued Accounting Standards Update No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16). ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. We adopted the authoritative accounting standard on January 1, 2010. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010, are reflected as debt issued in our Consolidated Statements of Cash Flows and recognized as debt due after one year in our Consolidated Statements of Financial Position.

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 88% of the recorded liability related to asserted claims, and approximately 12% related to unasserted claims at December 31, 2010. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $426 million to $464 million. We record an accrual at the low end of the range as no amount of loss is more probable than any other. Our personal injury liability activity was as follows:

Millions	2010	2009	2008
Beginning balance	$545	$621	$593
Current year accruals	155	174	226
Changes in estimates for prior years	(101)	(95)	(25)
Payments	(173)	(155)	(173)
Ending balance at December 31	$426	$545	$621
Current portion, ending balance at December 31	$140	$158	$186

Our personal injury claims activity was as follows:

	2010	2009	2008
Open claims, beginning balance	3,500	4,079	4,084
New claims	2,843	3,012	3,692
Settled or dismissed claims	(3,192)	(3,591)	(3,697)
Open claims, ending balance at December 31	3,151	3,500	4,079

Asbestos – We are a defendant in a number of lawsuits in which current and former employees and other parties allege exposure to asbestos. We assess our potential liability using a statistical analysis of resolution costs for asbestos-related claims. This liability is updated annually and excludes future defense and processing costs. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The ratio of future claims by alleged disease would be consistent with historical averages.

•	The number of claims filed against us will decline each year.

•	The average settlement values for asserted and unasserted claims will be equivalent to historical averages.

•	The percentage of claims dismissed in the future will be equivalent to historical averages.

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 22% of the recorded liability related to asserted claims and approximately 78% related to unasserted claims at December 31, 2010. Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $162 million to $178 million. We record an accrual at the low end of the range as no amount of loss is more probable than any other. In conjunction with the liability update performed in 2010, we also reassessed estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2010 and 2009. Our asbestos-related liability activity was as follows:

Millions	2010	2009	2008
Beginning balance	$174	$213	$265
Accruals/(credits)	(1)	(25)	(42)
Payments	(11)	(14)	(10)
Ending balance at December 31	$162	$174	$213
Current portion, ending balance at December 31	$12	$13	$12

Our asbestos-related claims activity was as follows:

	2010	2009	2008
Open claims, beginning balance	1,670	1,867	2,086
New claims	216	249	256
Settled or dismissed claims	(449)	(446)	(475)
Open claims, ending balance at December 31	1,437	1,670	1,867

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

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and we can reasonably estimate such costs. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At December 31, 2010, approximately 5% of our environmental liability was discounted at 2.8%, while approximately 12% of our environmental liability was discounted at 3.4% at December 31, 2009. Our environmental liability activity was as follows:

Millions	2010	2009	2008
Beginning balance	$217	$209	$209
Accruals	57	49	46
Payments	(61)	(41)	(46)
Ending balance at December 31	$213	$217	$209
Current portion, ending balance at December 31	$74	$82	$58

Our environmental site activity was as follows:

	2010	2009	2008
Open sites, beginning balance	307	339	339
New sites	44	49	82
Closed sites	(57)	(81)	(82)
Open sites, ending balance at December 31	294	307	339

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

Property and Depreciation – Our railroad operations are highly capital intensive, and our large base of homogeneous, network-type assets turns over on a continuous basis. Each year we develop a capital program for the replacement of assets and for the acquisition or construction of assets that enable us to enhance our operations or provide new service offerings to customers. Assets purchased or constructed throughout the year are capitalized if they meet applicable minimum units of property criteria. Properties and equipment are carried at cost and are depreciated on a straight-line basis over their estimated service lives, which are measured in years, except for rail in high-density traffic corridors (i.e., all rail lines except for those subject to abandonment, yard and switching tracks, and electronic yards) for which lives are measured in millions of gross tons per mile of track. We use the group method of depreciation in which all items with similar characteristics, use, and expected lives are grouped together in asset classes, and are depreciated using composite depreciation rates. The group method of depreciation treats each asset class as a pool of resources, not as singular items. We currently have more than 60 depreciable asset classes, and we may increase or decrease the number of asset classes due to changes in technology, asset strategies, or other factors.

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

For rail in high-density traffic corridors, we measure estimated service lives in millions of gross tons per mile of track. It has been our experience that the lives of rail in high-density traffic corridors are closely correlated to usage (i.e., the amount of weight carried over the rail). The service lives also vary based on rail weight, rail condition (e.g., new or secondhand), and rail type (e.g., straight or curve). Our depreciation studies for rail in high density traffic corridors consider each of these factors in determining the estimated service lives. For rail in high-density traffic corridors, we calculate depreciation rates annually by dividing the number of gross ton-miles carried over the rail (i.e., the weight of loaded and empty freight cars, locomotives and maintenance of way equipment transported over the rail) by the estimated service lives of the rail measured in millions of gross tons per mile. Rail in high-density traffic corridors accounts for approximately 70 percent of the historical cost of rail and other track material. Based on the number of gross ton-miles carried over our rail in high density traffic corridors during 2010, the estimated service lives of the majority of this rail ranged from approximately 15 years to approximately 30 years. For all other depreciable assets, we compute depreciation based on the estimated service lives of our assets as determined from the analysis of our depreciation studies. Changes in the estimated service lives of our assets and their related depreciation rates are implemented prospectively.

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

Changes in estimated useful lives of our assets due to the results of our depreciation studies could significantly impact future periods’ depreciation expense and have a material impact on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $42 million. If the estimated useful lives of all depreciable assets were decreased by one year, annual depreciation expense would increase by approximately $45 million. Our recent depreciation studies have resulted in changes in depreciation rates for some asset classes, but did not significantly affect our annual depreciation expense.

Under group depreciation, the historical cost (net of salvage) of depreciable property that is retired or replaced in the ordinary course of business is charged to accumulated depreciation and no gain or loss is recognized. The historical cost of certain track assets is estimated using (i) inflation indices published by the Bureau of Labor Statistics and (ii) the estimated useful lives of the assets as determined by our depreciation studies. The indices were selected because they closely correlate with the major costs of the properties comprising the applicable track asset classes. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of property is completely retired, we continually monitor the estimated service lives of our assets and the accumulated depreciation associated with each asset class to ensure our depreciation rates are appropriate. In addition, we determine if the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by our depreciation studies. Any deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the applicable classes of assets.

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

Income Taxes – We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on current tax law; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition, results of operations, or liquidity. For example, a 1% increase in future income tax rates would increase our deferred tax liability by approximately $300 million.

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based on management’s judgments using available evidence about future events. In 2010, there is no valuation allowance because the deferred tax assets associated with the 2009 valuation allowance expired unrealized. Our total valuation allowance at December 31, 2009 was $8 million.

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

Pension and Other Postretirement Benefits – We use an actuarial analysis to measure the liabilities and expenses associated with providing pension and medical and life insurance benefits (OPEB) to eligible employees. In order to use actuarial methods to value the liabilities and expenses, we must make several assumptions. The critical assumptions used to measure pension obligations and expenses are the discount rate and expected rate of return on pension assets. For OPEB, the critical assumptions are the discount rate and health care cost trend rate.

We evaluate our critical assumptions at least annually, and selected assumptions are based on the following factors:

•

Discount rate is based on a Mercer yield curve of high quality corporate bonds (rated AA by a recognized rating agency) for which the timing and amount of cash flows matches our plans’ expected benefit payments.

•	Expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions.

•	Health care cost trend rate is based on our historical rates of inflation and expected market conditions.

The following tables present the key assumptions used to measure net periodic pension and OPEB cost/(benefit) for 2010 and the estimated impact on 2010 net periodic pension and OPEB cost/(benefit) relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate	5.90%	5.55%
Expected return on plan assets	8.00%	N/A
Salary increase	3.46%	N/A
Health care cost trend rate:
Pre-65 current	N/A	7.24%
Pre-65 level in 2028	N/A	4.50%

Sensitivities	Increase in Expense
Millions	Pension	OPEB
0.25% decrease in discount rate	$7	$-
0.25% increase in salary scale	$3	N/A
0.25% decrease in expected return on plan assets	$6	N/A
1% increase in health care cost trend rate	N/A	$2

The following table presents the net periodic pension and OPEB cost/(benefit) for the years ended December 31:

Millions	Est. 2011	2010	2009	2008
Net periodic pension cost	$79	$51	$54	$35
Net periodic OPEB cost/(benefit)	(4)	(14)	(12)	5

Our net periodic pension cost is expected to increase to approximately $79 million in 2011 from $51 million in 2010. The increase is driven by a decrease in the discount rate to 5.35%, a decrease in our expected rate of return on plan assets to 7.5%, and an increase in the amortization of actuarial losses from accumulated other comprehensive income. We reduced our expected rate of return on plan assets to 7.5% in 2011 from 8% in 2010 to reflect our expected future returns on plan assets based on our current asset allocation strategy. Our net periodic OPEB benefit is expected to decrease to approximately $(4) million in 2011 from $(14) million in 2010. The decrease in our net periodic OPEB benefit is primarily driven by a decrease in the amortization of prior service credits from accumulated other comprehensive income.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, (A) statements in the Chairman’s letter preceding Part I regarding increasing profitability and financial returns, expanding international and domestic market share, and future capital investments; statements regarding planned capital expenditures under the caption “2011 Capital Expenditures” in Item 2 of Part I; statements regarding dividends in Item 5 and statements; and information set forth under the captions “2011 Outlook” and “Liquidity and Capital Resources” in this Item 7, and (B) any other statements or information in this report (including information incorporated herein by reference) regarding: expectations as to financial performance, revenue growth and cost savings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; expectations as to operational or service performance or improvements; expectations as to the effectiveness of steps taken or to be taken to improve operations and/or service, including capital expenditures for infrastructure improvements and equipment acquisitions, any strategic business acquisitions, and modifications to our transportation plans (including statements set forth in Item 2 as to expectations related to our planned capital expenditures); expectations as to existing or proposed new products and services; expectations as to the impact of any new regulatory activities or legislation on our operations or financial results; estimates of costs relating to environmental remediation and restoration;

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

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Union Pacific Corporation, its Directors, and Shareholders:

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Table of Contents at Part IV, Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Corporation and Subsidiary Companies as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2011, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Omaha, Nebraska

February 4, 2011

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2010	2009	2008
Operating revenues:
Freight revenues	$16,069	$13,373	$17,118
Other revenues	896	770	852
Total operating revenues	16,965	14,143	17,970
Operating expenses:
Compensation and benefits	4,314	4,063	4,457
Fuel	2,486	1,763	3,983
Purchased services and materials	1,836	1,644	1,928
Depreciation	1,487	1,427	1,366
Equipment and other rents	1,142	1,180	1,326
Other	719	687	840
Total operating expenses	11,984	10,764	13,900
Operating income	4,981	3,379	4,070
Other income (Note 6)	54	195	92
Interest expense	(602)	(600)	(511)
Income before income taxes	4,433	2,974	3,651
Income taxes (Note 7)	(1,653)	(1,084)	(1,316)
Net income	$2,780	$1,890	$2,335
Share and Per Share (Note 8)
Earnings per share - basic	$5.58	$3.76	$4.57
Earnings per share - diluted	$5.53	$3.74	$4.53
Weighted average number of shares - basic	498.2	503.0	510.6
Weighted average number of shares - diluted	502.9	505.8	515.0
Dividends declared per share	$1.31	$1.08	$0.98

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Corporation and Subsidiary Companies

Millions, as of December 31,	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,086	$1,850
Accounts receivable, net (Note 10)	1,184	666
Materials and supplies	534	475
Current deferred income taxes (Note 7)	261	339
Other current assets	367	350
Total current assets	3,432	3,680
Investments	1,137	1,036
Net properties (Note 11)	38,253	37,202
Other assets	266	266
Total assets	$43,088	$42,184
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$2,713	$2,470
Debt due within one year (Note 14)	239	212
Total current liabilities	2,952	2,682
Debt due after one year (Note 14)	9,003	9,636
Deferred income taxes (Note 7)	11,557	11,044
Other long-term liabilities	1,813	2,021
Commitments and contingencies (Notes 16 and 17)
Total liabilities	25,325	25,383
Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
553,931,181 and 553,497,981 issued; 491,565,880 and 505,039,952
outstanding, respectively	1,385	1,384
Paid-in-surplus	3,985	3,968
Retained earnings	17,154	15,027
Treasury stock	(4,027)	(2,924)
Accumulated other comprehensive loss (Note 9)	(734)	(654)
Total common shareholders’ equity	17,763	16,801
Total liabilities and common shareholders’ equity	$43,088	$42,184

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2010	2009	2008
Operating Activities
Net income	$2,780	$1,890	$2,335
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,487	1,427	1,366
Deferred income taxes and unrecognized tax benefits	672	718	545
Net gain on non-operating asset disposition	(25)	(162)	(41)
Other operating activities, net	(458)	(376)	89
Changes in current assets and liabilities:
Accounts receivable, net	(518)	(72)	38
Materials and supplies	(59)	(25)	3
Other current assets	(17)	(106)	51
Accounts payable and other current liabilities	243	(90)	(342)
Cash provided by operating activities	4,105	3,204	4,044
Investing Activities
Capital investments	(2,482)	(2,354)	(2,754)
Proceeds from asset sales	67	187	93
Acquisition of equipment pending financing	-	(100)	(388)
Proceeds from sale of assets financed	-	100	388
Other investing activities, net	(73)	22	(77)
Cash used in investing activities	(2,488)	(2,145)	(2,738)
Financing Activities
Debt issued	894	843	2,257
Common share repurchases (Note 18)	(1,249)	-	(1,609)
Debt repaid	(1,412)	(871)	(1,208)
Dividends paid	(602)	(544)	(481)
Other financing activities, net	(12)	114	106
Cash used in financing activities	(2,381)	(458)	(935)
Net change in cash and cash equivalents	(764)	601	371
Cash and cash equivalents at beginning of year	1,850	1,249	878
Cash and cash equivalents at end of year	$1,086	$1,850	$1,249
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital lease financings	$-	$842	$175
Cash dividends declared but not yet paid	183	132	132
Capital investments accrued but not yet paid	125	96	93
Settlement of current liabilities for debt	-	14	-
Cash paid during the year for:
Interest, net of amounts capitalized	$(614)	$(578)	$(500)
Income taxes, net of refunds	(936)	(452)	(699)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

Union Pacific Corporation and Subsidiary Companies

Millions, Thousands of Shares	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2008	552.3	(30.6)	$1,381	$3,926	$11,847	$(1,624)	$(74)	$15,456
Comprehensive income:
Net income			-	-	2,335	-	-	2,335
Other comp. loss			-	-	-	-	(630)	(630)
Total comp. income/(loss) (Note 9)			-	-	2,335	-	(630)	1,705
Conversion, stock option exercises, forfeitures, and other	0.5	3.2	1	23	-	158	-	182
Share repurchases (Note 18)	-	(22.2)	-	-	-	(1,527)	-	(1,527)
Cash dividends declared ($0.98 per share)	-	-	-	-	(501)	-	-	(501)
Balance at December 31, 2008	552.8	(49.6)	$1,382	$3,949	$13,681	$(2,993)	$(704)	$15,315
Comprehensive income:
Net income			-	-	1,890	-	-	1,890
Other comp. income			-	-	-	-	50	50
Total comp. income (Note 9)			-	-	1,890	-	50	1,940
Conversion, stock option exercises, forfeitures, and other	0.7	1.1	2	19	-	69	-	90
Share repurchases (Note 18)	-	-	-	-	-	-	-	-
Cash dividends declared ($1.08 per share)	-	-	-	-	(544)	-	-	(544)
Balance at December 31, 2009	553.5	(48.5)	$1,384	$3,968	$15,027	$(2,924)	$(654)	$16,801
Comprehensive income:
Net income			-	-	2,780	-	-	2,780
Other comp. loss			-	-	-	-	(80)	(80)
Total comp. income/(loss) (Note 9)			-	-	2,780	-	(80)	2,700
Conversion, stock option exercises, forfeitures, and other	0.4	2.8	1	17	-	146	-	164
Share repurchases (Note 18)	-	(16.6)	-	-	-	(1,249)	-	(1,249)
Cash dividends declared ($1.31 per share)	-	-	-	-	(653)	-	-	(653)
Balance at December 31, 2010	553.9	(62.3)	$1,385	$3,985	$17,154	$(4,027)	$(734)	$17,763

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 9)

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

1. Nature of Operations

Operations and Segmentation – We are a Class I railroad that operates in the U.S. We have 31,953 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern U.S. gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenues are analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides revenue by commodity group:

Millions	2010	2009	2008
Agricultural	$3,018	$2,666	$3,174
Automotive	1,271	854	1,344
Chemicals	2,425	2,102	2,494
Energy	3,489	3,118	3,810
Industrial Products	2,639	2,147	3,273
Intermodal	3,227	2,486	3,023
Total freight revenues	$16,069	$13,373	$17,118
Other revenues	896	770	852
Total operating revenues	$16,965	$14,143	$17,970

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported are outside the U.S.

Basis of Presentation – The Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the U.S. (GAAP) as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

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

Accounts Receivable – Accounts receivable includes receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial Position.

Investments – Investments represent our investments in affiliated companies (20% to 50% owned) that are accounted for under the equity method of accounting and investments in companies (less than 20% owned) accounted for under the cost method of accounting.

Materials and Supplies – Materials and supplies are carried at the lower of average cost or market.

Property and Depreciation – Properties and equipment are carried at cost and are depreciated on a straight-line basis over their estimated service lives, which are measured in years, except for rail in high-density traffic corridors (i.e., all rail lines except for those subject to abandonment, yard and switching tracks, and electronic yards), for which lives are measured in millions of gross tons per mile of track. We use the group method of depreciation in which all items with similar characteristics, use, and expected life are grouped together in asset classes, and are depreciated using composite depreciation rates. The group method of depreciation treats each asset class as a pool of resources, not as singular items. We determine the estimated service lives of depreciable railroad assets by means of depreciation studies. Under the group method of depreciation, no gain or loss is recognized when depreciable property is retired or replaced in the ordinary course of business.

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

Revenue Recognition – We recognize freight revenues as freight moves from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Other revenues, which include revenues earned by our subsidiaries, revenues from our commuter rail operations, and accessorial revenue, are recognized as service is performed or contractual obligations are met. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to operating revenues based on actual or projected future customer shipments.

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

We have applied fair value measurements to our pension plan assets and to our interest rate fair value hedges.

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

Pension and Postretirement Benefits – We incur certain employment-related expenses associated with pensions and postretirement health benefits. In order to measure the expense associated with these benefits, we must make various assumptions including discount rates used to value certain liabilities, expected return on plan assets used to fund these expenses, salary increases, employee turnover rates, anticipated mortality rates, and expected future health care costs. The assumptions used by us are based on our historical experience as well as current facts and circumstances. We use an actuarial analysis to measure the expense and liability associated with these benefits.

Personal Injury – The cost of injuries to employees and others on our property is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use an actuarial analysis to measure the expense and liability. Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Legal fees and incidental costs are expensed as incurred.

Asbestos – We estimate a liability for asserted and unasserted asbestos-related claims based on an assessment of the number and value of those claims. We use a statistical analysis to assist us in properly measuring our potential liability. Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Legal fees and incidental costs are expensed as incurred.

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

3. Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16). ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. We adopted the authoritative accounting standard on January 1, 2010. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010, are reflected as debt issued in our Consolidated Statements of Cash Flows and recognized as debt due after one year in our Consolidated Statements of Financial Position. (See the discussion of our receivables securitization facility in Note 10.)

4. Stock Options and Other Stock Plans

We have 12,542 options outstanding under the 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation (1993 Plan). There are 7,140 restricted shares outstanding under the 1992 Restricted Stock Plan for Non-Employee Directors of Union Pacific Corporation. We no longer grant options or awards of retention shares and units under these plans.

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 1,100,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, receives a grant of 2,000 retention shares or retention stock units. Prior to December 31, 2007, each non-employee director received annually an option to purchase at fair value a number of shares of our common stock, not to exceed 10,000 shares during any calendar year, determined by dividing 60,000 by 1/3 of the fair market value of one share of our common stock on the date of such Board of Directors meeting, with the resulting quotient rounded up or down to the nearest 50 shares. In September 2007, the Board of Directors eliminated the annual payment of options for 2008 and future years. As of December 31, 2010, 18,000 restricted shares and 264,000 options were outstanding under the Directors Plan.

The Union Pacific Corporation 2001 Stock Incentive Plan (2001 Plan) was approved by the shareholders in April 2001. The 2001 Plan reserved 24,000,000 shares of our common stock for issuance to eligible employees of the Corporation and its subsidiaries in the form of non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards. Non-employee directors were not eligible for awards under the 2001 Plan. As of December 31, 2010, 1,861,066 options were outstanding under the 2001 Plan. We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 42,000,000 shares of our common stock for issuance, plus any shares subject to awards made under the 2001 Plan and the 1993 Plan that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2010, 7,677,841 options and 3,788,877 retention shares and stock units were outstanding under the 2004 Plan.

Pursuant to the above plans 32,904,291; 33,559,150; and 36,961,123 shares of our common stock were authorized and available for grant at December 31, 2010, 2009, and 2008, respectively.

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

Millions	2010	2009	2008
Stock-based compensation, before tax:
Stock options	$17	$19	$25
Retention awards	57	39	40
Total stock-based compensation, before tax	$74	$58	$65
Total stock-based compensation, after tax	$46	$36	$40
Excess tax benefits from equity compensation plans	$51	$10	$54

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2010	2009	2008
Risk-free interest rate	2.4%	1.9%	2.8%
Dividend yield	1.8%	2.3%	1.4%
Expected life (years)	5.4	5.1	5.3
Volatility	35.2%	31.3%	22.2%
Weighted-average grant-date fair value of options granted	$18.26	$11.33	$13.35

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

A summary of stock option activity during 2010 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2010	12,699	$ 42.27	5.5 yrs.	$ 275
Granted	788	60.98
Exercised	(3,520)	39.06	N/A	N/A
Forfeited or expired	(152)	52.11	N/A	N/A
Outstanding at December 31, 2010	9,815	$ 44.77	5.2 yrs.	$ 470
Vested or expected to vest at December 31, 2010	9,685	$ 44.64	5.2 yrs.	$ 465
Options exercisable at December 31, 2010	7,457	$ 41.62	4.2 yrs.	$ 381

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at December 31, 2010 are subject to performance or market-based vesting conditions.

At December 31, 2010, there was $17 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 0.9 years. Additional information regarding stock option exercises appears in the table below:

Millions	2010	2009	2008
Intrinsic value of stock options exercised	$150	$29	$169
Cash received from option exercises	114	39	83
Treasury shares repurchased for employee payroll taxes	(31)	(8)	(28)
Tax benefit realized from option exercises	57	11	63
Aggregate grant-date fair value of stock options vested	19	29	21

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during 2010 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	2,719	$ 50.13
Granted	598	61.01
Vested	(620)	43.76
Forfeited	(59)	53.87
Nonvested at December 31, 2010	2,638	$ 54.01

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At December 31, 2010, there was $62 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.7 years.

Performance Retention Awards – In February 2010, our Board of Directors approved performance stock unit grants. Other than different performance targets, the basic terms of these performance stock units are identical to those granted in January 2008 and February 2009, including using annual return on invested capital (ROIC) as the performance measure. We define ROIC as net operating profit adjusted for interest expense (including interest on the present value of operating leases) and taxes on interest divided by average invested capital adjusted for the present value of operating leases. In February 2009, we changed an underlying assumption used in connection with calculating a component of ROIC. As a result, for awards of performance stock units granted in 2009 and 2010, an assumed interest rate was used in both the numerator and denominator when calculating the present value of our future operating lease payments to reflect changes to interest rates and our financing costs. This rate is consistent with the methodology used to calculate our adjusted debt-to-capital ratio. For performance stock units granted in 2008, we calculated ROIC using the methodology and assumptions in effect when the performance stock units were granted.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2010 grant were as follows:

2010
Dividend per share per quarter	$ 0.27
Risk-free interest rate at date of grant	1.3%

Changes in our performance retention awards during 2010 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,060	$ 49.75
Granted	473	58.33
Vested	(225)	47.24
Forfeited	(157)	48.60
Nonvested at December 31, 2010	1,151	$ 53.93

At December 31, 2010, there was $25 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.2 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

Other Postretirement Benefits (OPEB) – We provide medical and life insurance benefits for eligible retirees. These benefits are funded as medical claims and life insurance premiums are paid.

Plan Amendment

Effective January 1, 2010, Medicare-eligible retirees who are enrolled in the Union Pacific Retiree Medical Program received a contribution to a Health Reimbursement Account, which can be used to pay eligible out-of-pocket medical expenses. The impact of the plan amendment was reflected in the projected benefit obligation (PBO) at December 31, 2009.

Funded Status

We are required by GAAP to separately recognize the overfunded or underfunded status of our pension and OPEB plans as an asset or liability. The funded status represents the difference between the PBO and the fair value of the plan assets. Our non-qualified (supplemental) pension plan is unfunded by design. The PBO of the pension plans is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The PBO of the OPEB plan is equal to the accumulated benefit obligation, as the present value of the OPEB liabilities is not affected by salary increases. Plan assets are measured at fair value. We use a December 31 measurement date for plan assets and obligations for all our retirement plans.

Changes in our PBO and plan assets were as follows for the years ended December 31:

Funded Status	Pension		OPEB
Millions	2010	2009	2010	2009
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$2,448	$2,272	$314	$418
Service cost	34	38	2	2
Interest cost	143	140	16	18
Plan amendments	-	-	(6)	(78)
Actuarial loss (gain)	281	140	16	(21)
Gross benefits paid	(147)	(142)	(24)	(25)
Projected benefit obligation at end of year	$2,759	$2,448	$318	$314
Plan Assets
Fair value of plan assets at beginning of year	$2,044	$1,543	$-	$-
Actual return on plan assets	294	350	-	-
Voluntary funded pension plan contributions	200	280	-	-
Non-qualified plan benefit contributions	13	13	24	25
Gross benefits paid	(147)	(142)	(24)	(25)
Fair value of plan assets at end of year	$2,404	$2,044	$-	$-
Funded status at end of year	$(355)	$(404)	$(318)	$(314)

Amounts recognized in the statement of financial position as of December 31, 2010 and 2009 consist of:

	Pension		OPEB
Millions	2010	2009	2010	2009
Noncurrent assets	$1	$1	$-	$-
Current liabilities	(15)	(13)	(27)	(28)
Noncurrent liabilities	(341)	(392)	(291)	(286)
Net amounts recognized at end of year	$(355)	$(404)	$(318)	$(314)

Pre-tax amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2010 and 2009 consist of:

	2010			2009
Millions	Pension	OPEB	Total	Pension	OPEB	Total
Prior service (cost)/credit	$(3)	$106	$103	$(7)	$146	$139
Net actuarial loss	(1,059)	(142)	(1,201)	(942)	(140)	(1,082)
Total	$(1,062)	$(36)	$(1,098)	$(949)	$6	$(943)

Other pre-tax changes recognized in other comprehensive income during 2010, 2009 and 2008 were as follows:

	Pension			OPEB
Millions	2010	2009	2008	2010	2009	2008
Prior service credit	$-	$-	$-	$(6)	$(78)	$(9)
Net actuarial (gain)/loss	165	(51)	875	16	(21)	101
Amortization of:
Prior service cost/(credit)	(3)	(5)	(6)	45	44	34
Actuarial loss	(49)	(30)	(10)	(13)	(12)	(13)
Total	$113	$(86)	$859	$42	$(67)	$113

Amounts included in accumulated other comprehensive income expected to be amortized into net periodic cost (benefit) during 2011:

Millions	Pension	OPEB	Total
Prior service cost (credit)	$2	$(35)	$(33)
Net actuarial loss	70	13	83
Total	$72	$(22)	$50

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future salary growth. The underfunded accumulated benefit obligation represents the difference between the ABO and the fair value of plan assets. At December 31, 2010 and 2009, the non-qualified (supplemental) plan ABO was $257 million and $229 million, respectively. The PBO, ABO, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of the fair value of the plan assets were as follows for the years ended December 31:

Underfunded Accumulated Benefit Obligation
Millions	2010	2009
Projected benefit obligation	$2,741	$(2,431)
Accumulated benefit obligation	$(2,663)	$(2,389)
Fair value of plan assets	2,385	2,026
Underfunded accumulated benefit obligation	$(278)	$(363)

The ABO for all defined benefit pension plans was $2.7 billion and $2.4 billion at December 31, 2010 and 2009, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
Percentages	2010	2009	2010	2009
Discount rate	5.35%	5.90%	5.01%	5.55%
Salary increase	3.36%	3.45%	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	7.24%	7.50%
Health care cost trend rate (employees over 65)	N/A	N/A	N/A	9.10%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate reached	N/A	N/A	2028	2028

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the years ended December 31:

	Pension			OPEB
Millions	2010	2009	2008	2010	2009	2008
Net Periodic Benefit Cost:
Service cost	$34	$38	$34	$2	$2	$3
Interest cost	143	140	137	16	18	24
Expected return on plan assets	(178)	(159)	(152)	-	-	-
Amortization of:
Prior service cost/(credit)	3	5	6	(45)	(44)	(35)
Actuarial loss	49	30	10	13	12	13
Net periodic benefit cost/(benefit)	$51	$54	$35	$(14)	$(12)	$5

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows for the years ended December 31:

	Pension			OPEB
Percentages	2010	2009	2008	2010	2009	2008
Discount rate	5.90%	6.25%	6.50%	5.55%	6.25%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Salary increase	3.45%	3.50%	3.50%	N/A	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	N/A	7.24%	7.50%	8.00%
Health care cost trend rate (employees over 65)	N/A	N/A	N/A	N/A	9.10%	10.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	5.00%
Year ultimate trend reached	N/A	N/A	N/A	2028	2028	2013

The discount rate was based on a Mercer yield curve of high quality corporate bonds with cash flows matching our plans’ expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return (loss) on pension plan assets, net of fees, was approximately 14% in 2010, 23% in 2009, and (30)% in 2008.

Assumed health care cost trend rates have a significant effect on the expense and liabilities reported for health care plans. The assumed health care cost trend rate is based on historical rates and expected market conditions. The 2011 assumed health care cost trend rate for employees under 65 is 7.07%. It is assumed the rate will decrease gradually to an ultimate rate of 4.5% in 2028 and will remain at that level. A one-percentage point change in the assumed health care cost trend rates would have the following effects on OPEB:

Millions	One % pt. Increase	One % pt. Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on accumulated benefit obligation	11	(9)

Cash Contributions

The following table details our cash contributions for the qualified pension plans and the benefit payments for the non-qualified (supplemental) pension and OPEB plans:

	Pension
Millions	Qualified	Non-qualified	OPEB
2009	$280	13	25
2010	200	13	24

Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. All contributions made to the qualified pension plans in 2010 were voluntary and were made with cash generated from operations.

The non-qualified pension and OPEB plans are not funded and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent supplemental pension payments and claims paid for medical and life insurance. We anticipate our 2011 supplemental pension and OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2011 through 2020:

Millions	Pension	OPEB
2011	$150	$27
2012	153	27
2013	158	27
2014	163	26
2015	170	26
Years 2016 -2020	927	123

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2010 and 2009, and target allocation for 2011, are as follows:

	Target	Percentage of Plan Assets December 31,
	Allocation 2011	2010	2009
Equity securities	47% to 63%	60%	61%
Debt securities	30% to 40%	31	31
Real estate	2% to 8%	4	4
Commodities	4% to 6%	5	4
Total		100%	100%

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 7.5%. We reduced our expected rate of return on plan assets to 7.5% in 2011 from 8% in 2010 to reflect our expected future returns on plan assets based on our current asset allocation strategy. While we believe we can achieve a long-term average rate of return of 7.5%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among equity, debt, and other investments in order to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges for equity, debt, and other portfolios are evaluated at least every three years with the assistance of an independent external consulting firm. Actual asset allocations are monitored monthly, and rebalancing actions are executed at least quarterly, if needed.

The pension plan investments are held in a Master Trust, with The Northern Trust Company. The majority of pension plan assets are invested in equity securities because equity portfolios have historically provided higher returns than debt and other asset classes over extended time horizons and are expected to do so in the future. Correspondingly, equity investments also entail greater risks than other investments. Equity risks are balanced by investing a significant portion of the plans’ assets in high quality debt securities. The average credit rating of the debt portfolio exceeded A+ as of December 31, 2010 and 2009. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities. The weighted-average maturity of the debt portfolio was 12 years at both December 31, 2010 and 2009.

The investment of pension plan assets in securities issued by Union Pacific is specifically prohibited by the plan for both the equity and debt portfolios, other than through index fund holdings.

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

Venture Capital and Buyout Partnerships – This investment category is comprised of interests in limited partnerships that invest in privately-held companies. Due to the private nature of the partnership investments, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships. These valuations are based on the application of public market multiples to private company cash flows, market transactions that provide valuation information for comparable companies, and other methods. Holdings of limited partnership interests are classified as Level 3 investments.

Real Estate Partnerships and Funds – Most of the real estate investments are partnership interests similar to those described in the Venture Capital and Partnerships category. This category also includes real estate investments held in less commonly used structures such as private real estate investment trusts and pooled separate accounts. Valuations for the holdings in this category are not based on readily observable inputs and are primarily derived from property appraisals. Interests in private real estate partnerships, investment funds and pooled separate accounts are classified as Level 3 investments.

Common Trust and Other Funds – Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities, fixed income securities, and commodity-related securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of common trust funds are classified as Level 2 investments.

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

Other Investments – This category includes several miscellaneous assets such as commodity hedge fund investments. These investments have valuations that are based on observable inputs and are classified as Level 2 investments.

As of December 31, 2010, the pension plan assets measured at fair value on a recurring basis were as follows:

Millions	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets:
Temporary cash investments	$23	$-	$-	$23
Registered investment companies	9	259	-	268
U.S. government securities	-	142	-	142
Corporate bonds & debentures	-	311	-	311
Corporate stock	573	7	-	580
Venture capital and buyout partnerships	-	-	169	169
Real estate partnerships and funds	-	-	99	99
Common trust and other funds	-	776	-	776
Other investments	-	29	-	29
Total plan assets at fair value	$605	$1,524	$268	2,397
Other assets [a]				7
Total plan assets				$2,404

[a]	Other assets include accrued receivables and pending broker settlements.

As of December 31, 2009, the pension plan assets measured at fair value on a recurring basis were as follows:

Millions	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets:
Temporary cash investments	$9	$-	$-	$9
Registered investment companies	8	176	-	184
U.S. government securities	-	131	-	131
Corporate bonds & debentures	-	284	-	284
Corporate stock	482	6	-	488
Venture capital and buyout partnerships	-	-	142	142
Real estate partnerships and funds	-	-	78	78
Common trust and other funds	-	668	-	668
Other investments	-	27	-	27
Total plan assets at fair value	$499	$1,292	$220	2,011
Other assets [a]				33
Total plan assets				$2,044

[a]	Other assets include accrued receivables and pending broker settlements.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3 investments) during 2010:

Millions	Venture Capital and Buyout Partnerships	Real Estate Partnerships and Funds	Total
Beginning balance - January 1, 2010	$142	$78	$220
Realized gain	3	1	4
Unrealized gain	21	10	31
Purchases, issuances, and settlements	3	10	13
Ending balance - December 31, 2010	$169	$99	$268

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3 investments) during 2009:

Millions	Venture Capital and Buyout Partnerships	Real Estate Partnerships and Funds	Total
Beginning balance - January 1, 2009	$147	$92	$239
Realized gain	3	-	3
Unrealized loss	(18)	(29)	(47)
Purchases, issuances, and settlements	10	15	25
Ending balance - December 31, 2009	$142	$78	$220

Other Retirement Programs

401(k)/Thrift Plan – We provide a defined contribution plan (401(k)/thrift plan) to eligible non-union employees for whom we make matching contributions. We match 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. Our plan contributions were $13 million in 2010, $14 million in 2009 and $14 million 2008.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $566 million in 2010, $562 million in 2009, and $620 million in 2008.

Collective Bargaining Agreements – Under collective bargaining agreements, we participate in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Premiums paid under these plans are expensed as incurred and amounted to $60 million in 2010, $48 million in 2009, and $49 million in 2008.

6. Other Income

Other income included the following for the years ended December 31:

Millions	2010	2009	2008
Rental income	$84	$73	$87
Net gain on non-operating asset dispositions	25	162	41
Interest income	4	5	21
Receivable securitization fees [a]	-	(9)	(23)
Early extinguishment of debt	(21)	-	-
Non-operating environmental costs and other	(38)	(36)	(34)
Total	$54	$195	$92

[a]	Receivable securitization fees totaling $6 million for the year ended December 31, 2010 are classified as interest expense. (See Note 3 and Note 10 for further discussion.)

In June of 2009, we completed a $118 million sale of land to the Regional Transportation District (RTD) in Colorado, resulting in a $116 million pre-tax gain. The agreement with the RTD involved a 33-mile industrial lead track in Boulder, Colorado.

7. Income Taxes

Components of income tax expense/(benefit) were as follows for the years ended December 31:

Millions	2010	2009	2008
Current:
Federal	$862	$316	$698
State	119	50	73

Total current tax expense	981	366	771
Deferred:
Federal	550	650	646
State	97	30	33

Total deferred tax expense	647	680	679
Unrecognized tax benefits:
Federal	26	39	(121)
State	(1)	(1)	(13)

Total unrecognized tax benefits expense/(benefit)	25	38	(134)
Total income tax expense	$1,653	$1,084	$1,316

For the years ended December 31, reconciliations between statutory and effective tax rates are as follows:

Tax Rate Percentages	2010	2009	2008
Federal statutory tax rate	35.0%	35.0%	35.0%
State statutory rates, net of federal benefits	3.1	3.2	3.0
Deferred tax adjustments	(0.3)	(0.8)	(0.7)
Tax credits	(0.7)	(0.8)	(0.9)
Other	0.2	(0.2)	(0.4)
Effective tax rate	37.3%	36.4%	36.0%

In February of 2009, California enacted legislation that changed how we determine the amount of income subject to California tax. This change reduced our 2009 deferred tax expense by $14 million.

In January of 2008, Illinois enacted legislation that changed how we determine the amount of income subject to Illinois tax. This change reduced our 2008 deferred tax expense by $16 million.

Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that are reported in different periods for financial reporting and income tax purposes. The majority of our deferred tax liabilities relate to differences between the tax bases and financial reporting amounts of our land and depreciable property, due to accelerated tax depreciation (including bonus depreciation), revaluation of assets in purchase accounting transactions, and differences in capitalization methods.

Deferred income tax liabilities/(assets) were comprised of the following at December 31:

Millions	2010	2009
Net current deferred income tax asset	$(261)	$(339)
Property	11,581	10,419
State taxes, net of federal benefits	772	715
Other	(796)	(90)
Net long-term deferred income tax liabilities	11,557	11,044

Net deferred income tax liability	$11,296	$10,705

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based on management’s judgments using available evidence about future events. In 2010, there is no valuation allowance because the deferred tax assets associated with the 2009 valuation allowance expired unrealized. Our total valuation allowance at December 31, 2009 was $8 million.

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

A reconciliation of changes in unrecognized tax benefits liabilities/(assets) from the beginning to the end of the reporting period is as follows:

Millions	2010	2009	2008
Unrecognized tax benefits at January 1	$61	$26	$161
Increases for positions taken in current year	38	18	10
Increases for positions taken in prior years	11	50	1
Decreases for positions taken in prior years	(22)	(28)	(23)
Settlements with taxing authorities	(4)	(3)	(55)
Increases/(decreases) for interest and penalties	5	3	(68)
Lapse of statutes of limitations	(3)	(5)	-

Unrecognized tax benefits at December 31	$86	$61	$26

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

Millions	2010	2009	2008
Unrecognized tax benefits that would reduce the effective tax rate	$90	$86	$79
Unrecognized tax benefits that would not reduce the effective tax rate	(4)	(25)	(53)
Total unrecognized tax benefits	$86	$61	$26

We recognize interest and penalties as part of income tax expense. Total accrued liabilities for interest and penalties were $19 million and $13 million at December 31, 2010 and 2009, respectively. Total interest and penalties recognized as part of income tax expense (benefit) were $6 million for 2010, $(11) million for 2009, and $(9) million for 2008.

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 1999, and the statute of limitations bars any additional tax assessments. Some interest calculations remain open back to 1986. The IRS has completed its examinations and issued notices of deficiency for tax years 1999 through 2006. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. We anticipate a partial settlement of the tax years 1999-2004 during 2011. The IRS is examining the Corporation’s federal income tax returns for 2007 and 2008. Several state tax authorities are examining our state income tax returns for tax years 2003 through 2006.

In 2008, we signed a closing agreement resolving all tax matters at IRS Appeals for tax years 1995 through 1998. In connection with the settlement, we paid the IRS $52 million of tax and $67 million of interest in 2008. We filed interest refund claims in 2009 for years 1995-1998, and received refunds of $17 million in October of 2009. The audit settlement and interest refund claims had only immaterial effects on our income tax expense for 2008 and 2009.

We expect our unrecognized tax benefits to decrease significantly in the next 12 months. Of the $86 million balance at December 31, 2010, $68 million is classified as current in the Consolidated Statement of Financial Position, in anticipation of a partial settlement of the 1999-2004 tax years, as well as a reasonable possibility that some state tax disputes will be resolved in 2011.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31:

Millions, Except Per Share Amounts	2010	2009	2008
Net income	$2,780	$1,890	$2,335
Weighted-average number of shares outstanding:
Basic	498.2	503.0	510.6
Dilutive effect of stock options	3.3	1.5	3.4
Dilutive effect of retention shares and units	1.4	1.3	1.0

Diluted	502.9	505.8	515.0
Earnings per share – basic	$5.58	$3.76	$4.57
Earnings per share – diluted	$5.53	$3.74	$4.53

Common stock options totaling 0.3 million, 4.6 million, and 1.0 million for 2010, 2009, and 2008, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

9. Comprehensive Income/(Loss)

Comprehensive income/(loss) was as follows:

Millions	2010	2009	2008
Net income	$2,780	$1,890	$2,335
Other comprehensive income/(loss):
Defined benefit plans	(88)	44	(604)
Foreign currency translation	7	6	(26)
Derivatives	1	-	-

Total other comprehensive income/(loss) [a]	(80)	50	(630)
Total comprehensive income	$2,700	$1,940	$1,705

[a]	Net of deferred taxes of $57 million, $(101) million, and $390 million during 2010, 2009, and 2008, respectively.

The after-tax components of accumulated other comprehensive loss were as follows:

Millions	Dec. 31, 2010	Dec. 31, 2009
Defined benefit plans	$(703)	$(615)
Foreign currency translation	(28)	(35)
Derivatives	(3)	(4)

Total	$(734)	$(654)

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At December 31, 2010 and 2009, our accounts receivable were reduced by $5 million and $3 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial Position. At December 31, 2010 and 2009, receivables classified as other assets were reduced by allowances of $51 million and $67 million, respectively.

Receivables Securitization Facility – As discussed in Note 3, we adopted a new accounting standard on January 1, 2010. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010, are reflected as debt issued in our Consolidated Statements of Cash Flows, and the value of the outstanding undivided interest held by investors at December 31, 2010, is accounted for as a secured borrowing and is included in our Consolidated Statements of Financial Position as debt due after one year.

Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at December 31, 2010 and 2009, respectively. The value of the outstanding undivided interest held by investors under the facility was $100 million and $400 million at December 31, 2010 and 2009, respectively. The value of the undivided interest held by investors was supported by $960 million and $817 million of accounts receivable at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the value of the interest retained by UPRI was $960 million and $417 million, respectively. This retained interest is included in accounts receivable, net in our Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of December 31, 2010. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $16.3 billion and $13.8 billion of receivables during the years ended December 31, 2010 and 2009, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $6 million during 2010. Prior to adoption of the new accounting standard, the costs of the receivables securitization facility were included in other income and were $9 million and $23 million for 2009 and 2008, respectively.

The investors have no recourse to the Railroad’s other assets, except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

In August 2010, the receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average composite depreciation rate for each category:

Millions, Except Percentages As of December 31, 2010	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rate for 2010
Land	$ 4,984	$ N/A	$ 4,984	N/A
Road:
Rail and other track material [a]	11,992	4,458	7,534	3.1%
Ties	7,631	1,858	5,773	2.8%
Ballast	4,011	944	3,067	3.0%
Other [b]	13,634	2,376	11,258	2.5%
Total road	37,268	9,636	27,632	2.8%
Equipment:
Locomotives	6,136	2,699	3,437	5.6%
Freight cars	1,886	1,040	846	3.6%
Work equipment and other	305	39	266	4.0%

Total equipment	8,327	3,778	4,549	5.1%
Technology and other	565	241	324	13.2%
Construction in progress	764	-	764	N/A
Total	$ 51,908	$ 13,655	$ 38,253	N/A

Millions, Except Percentages As of December 31, 2009	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rate for 2009
Land	$ 4,891	$ N/A	$ 4,891	N/A
Road:
Rail and other track material [a]	11,584	4,414	7,170	3.6%
Ties	7,254	1,767	5,487	2.7%
Ballast	3,841	869	2,972	2.9%
Other [b]	12,988	2,237	10,751	2.4%
Total road	35,667	9,287	26,380	2.9%
Equipment:
Locomotives	6,156	2,470	3,686	5.0%
Freight cars	1,885	1,015	870	4.2%
Work equipment and other	168	32	136	3.6%

Total equipment	8,209	3,517	4,692	4.8%
Technology and other	477	204	273	12.5%
Construction in progress	966	-	966	N/A
Total	$ 50,210	$ 13,008	$ 37,202	N/A

[a]	Includes a weighted-average composite depreciation rate for rail in high-density traffic corridors as discussed below.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

Property and Depreciation – Our railroad operations are highly capital intensive, and our large base of homogeneous, network-type assets turns over on a continuous basis. Each year we develop a capital program for the replacement of assets and for the acquisition or construction of assets that enable us to enhance our operations or provide new service offerings to customers. Assets purchased or constructed throughout the year are capitalized if they meet applicable minimum units of property criteria. Properties and equipment are carried at cost and are depreciated on a straight-line basis over their estimated service lives, which are measured in years, except for rail in high-density traffic corridors (i.e., all rail lines except for those subject to abandonment, yard and switching tracks, and electronic yards) for which lives are measured in millions of gross tons per mile of track. We use the group method of depreciation in which all items with similar characteristics, use, and expected lives are grouped together in asset classes, and are depreciated using composite depreciation rates. The group method of depreciation treats each asset class as a pool of resources, not as singular items. We currently have more than 60 depreciable asset classes, and we may increase or decrease the number of asset classes due to changes in technology, asset strategies, or other factors.

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

For rail in high-density traffic corridors, we measure estimated service lives in millions of gross tons per mile of track. It has been our experience that the lives of rail in high-density traffic corridors are closely correlated to usage (i.e., the amount of weight carried over the rail). The service lives also vary based on rail weight, rail condition (e.g., new or secondhand), and rail type (e.g., straight or curve). Our depreciation studies for rail in high density traffic corridors consider each of these factors in determining the estimated service lives. For rail in high-density traffic corridors, we calculate depreciation rates annually by dividing the number of gross ton-miles carried over the rail (i.e., the weight of loaded and empty freight cars, locomotives and maintenance of way equipment transported over the rail) by the estimated service lives of the rail measured in millions of gross tons per mile. For all other depreciable assets, we compute depreciation based on the estimated service lives of our assets as determined from the analysis of our depreciation studies. Changes in the estimated service lives of our assets and their related depreciation rates are implemented prospectively.

Under group depreciation, the historical cost (net of salvage) of depreciable property that is retired or replaced in the ordinary course of business is charged to accumulated depreciation and no gain or loss is recognized. The historical cost of certain track assets is estimated using (i) inflation indices published by the Bureau of Labor Statistics and (ii) the estimated useful lives of the assets as determined by our depreciation studies. The indices were selected because they closely correlate with the major costs of the properties comprising the applicable track asset classes. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of property is completely retired, we continually monitor the estimated service lives of our assets and the accumulated depreciation associated with each asset class to ensure our depreciation rates are appropriate. In addition, we determine if the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by our depreciation studies. Any deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the applicable classes of assets.

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

When we purchase an asset, we capitalize all costs necessary to make the asset ready for its intended use. However, many of our assets are self-constructed. A large portion of our capital expenditures is for replacement of existing track assets and other road properties, which is typically performed by our employees, and for track line expansion and other capacity projects. Costs that are directly attributable to capital projects (including overhead costs) are capitalized. Direct costs that are capitalized as part of self-constructed assets include material, labor, and work equipment. Indirect costs are capitalized if they clearly relate to the construction of the asset. These costs are allocated using appropriate statistical bases.

General and administrative expenditures are expensed as incurred. Normal repairs and maintenance, including rail grinding, are also expensed as incurred, while costs incurred that extend the useful life of an asset, improve the safety of our operations or improve operating efficiency are capitalized.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

12. Accounts Payable and Other Current Liabilities

Millions	Dec. 31, 2010	Dec. 31, 2009
Accounts payable	$ 677	$ 612
Dividends and interest	383	347
Accrued wages and vacation	357	339
Income and other taxes	337	224
Accrued casualty costs	325	379
Equipment rents payable	86	89
Other	548	480

Total accounts payable and other current liabilities	$ 2,713	$ 2,470

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2010 and 2009, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

The following is a summary of our interest rate derivatives qualifying as fair value hedges:

Millions, Except Percentages	2010	2009
Amount of debt hedged	$ -	$ 250
Percentage of total debt portfolio	-	3%
Gross fair value asset position	$ -	$ 15

We recognized the fair value as a Level 2 valuation. A Level 2 valuation is defined as observable market-based inputs or unobservable inputs that are corroborated by market data.

On February 25, 2010, we elected to terminate an interest rate swap agreement with a notional amount of $250 million prior to the scheduled maturity and received cash of $20 million (which is comprised of $16 million for the fair value of the swap that was terminated and $4 million of accrued but unpaid interest receivable). We designated the swap agreement as a fair value hedge, and as such the unamortized adjustment to debt for the change in fair value of the swap remains classified as debt due after one year in our Consolidated Statements of Financial Position and will be amortized as a reduction to interest expense through April 15, 2012. As of December 31, 2010, we do not have any interest rate fair value hedges outstanding.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At December 31, 2010 and 2009, we had reductions of $3 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of December 31, 2010 and 2009, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the years ended December 31:

Millions	2010	2009	2008
Decrease in interest expense from interest rate hedging	$2	$8	$1
Decrease in fuel expense from fuel derivatives	-	-	1
Increase in pre-tax income	$2	$8	$2

Fair Value of Debt Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At December 31, 2010, the fair value of total debt was $10.4 billion, approximately $1.2 billion more than the carrying value. At December 31, 2009, the fair value of total debt was $10.8 billion, approximately $945 million more than the carrying value. At December 31, 2010 and 2009, approximately $303 million and $320 million, respectively, of fixed-rate debt securities contained call provisions that allowed us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par.

14. Debt

Total debt as of December 31, 2010 and 2009, net of interest rate swaps designated as fair value hedges, is summarized below:

Millions	2010	2009
Notes and debentures, 3.0% to 7.9% due through 2054 [a]	$6,886	$7,277
Capitalized leases, 4.7% to 9.3% due through 2028	1,909	2,061
Equipment obligations, 6.2% to 8.1% due through 2031	183	219
Tax-exempt financings, 2.3% to 5.7% due through 2026	162	182
Floating rate term loan, due through 2013	100	100
Receivables securitization facility (Note 10)	100	-
Mortgage bonds, 4.8% due through 2030	58	58
Medium-term notes, 9.2% to 10.0% due through 2020	42	61
Unamortized discount	(198)	(110)
Total debt [a]	9,242	9,848
Less: current portion	(239)	(212)
Total long-term debt	$9,003	$9,636

[a]

2010 and 2009 included a write-up of $0 million and $15 million, respectively, due to market value adjustments for debt with qualifying fair value hedges that are recorded on the Consolidated Statements of Financial Position.

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2010, excluding market value adjustments.

Millions
2011	$339
2012	646
2013	774
2014	794
2015	456
Thereafter	6,233
Total debt	$9,242

As of December 31, 2010, we have reclassified as long-term debt approximately $100 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis. At December 31, 2009, we reclassified as long-term debt approximately $320 million of debt due within one year that we intended to refinance at that time.

Mortgaged Properties – Equipment with a carrying value of approximately $3.2 billion and $3.4 billion at December 31, 2010 and 2009, respectively, served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

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

Credit Facilities – On December 31, 2010, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during 2010. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered

Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires us to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At December 31, 2010, and December 31, 2009 (and at all times during these periods), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2010, the debt-to-net-worth coverage ratio allowed us to carry up to $35.5 billion of debt (as defined in the facility), and we had $9.7 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The facility will expire in April 2012 in accordance with its term, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

During 2010, we did not issue or repay any commercial paper and, at December 31, 2010, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $12.9 billion and $11.6 billion at December 31, 2010 and 2009, respectively.

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

During 2010, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
August 2, 2010	$500 million of 4.00% Notes due February 1, 2021

The net proceeds from the offering were used for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions.

We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time. At December 31, 2010, we had remaining authority to issue up to $2.5 billion of debt securities under our shelf registration.

Debt Exchange – On July 14, 2010, we exchanged $376 million of 7.875% notes due in 2019 (Existing Notes) for 5.78% notes (New Notes) due July 15, 2040, plus cash consideration of approximately $96 million and $15 million for accrued and unpaid interest on the Existing Notes. The cash consideration, recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes are being amortized as an adjustment of interest expense over the term of the New Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $2 million and were included in interest expense during the third quarter.

Debt Redemptions – On March 22, 2010, we redeemed $175 million of our 6.5% notes due April 15, 2012. The redemption resulted in an early extinguishment charge of $16 million in the first quarter of

2010. On November 1, 2010, we redeemed all $400 million of our outstanding 6.65% notes due January 15, 2011. The redemption resulted in a $5 million early extinguishment charge.

Receivables Securitization Facility – At December 31, 2010, we have recorded $100 million as secured debt under our receivables securitization facility. (See further discussion of our receivables securitization facility in Note 10.)

15. Variable Interest Entities

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase price options are not considered to be potentially significant to the VIE’s. The future minimum lease payments associated with the VIE leases totaled $4.2 billion as of December 31, 2010.

16. Leases

We lease certain locomotives, freight cars, and other property. The Consolidated Statement of Financial Position as of December 31, 2010 and 2009 included $2,520 million, net of $901 million of accumulated depreciation, and $2,754 million, net of $927 million of accumulated depreciation, respectively, for properties held under capital leases. A charge to income resulting from the depreciation for assets held under capital leases is included within depreciation expense in our Consolidated Statements of Income. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010, were as follows:

Millions	Operating Leases	Capital Leases
2011	$613	$311
2012	526	251
2013	461	253
2014	382	261
2015	340	262
Later years	2,599	1,355
Total minimum lease payments	$4,921	$2,693
Amount representing interest	N/A	(784)
Present value of minimum lease payments	N/A	$1,909

The majority of capital lease payments relate to locomotives. Rent expense for operating leases with terms exceeding one month was $624 million in 2010, $686 million in 2009, and $747 million in 2008. When cash rental payments are not made on a straight-line basis, we recognize variable rental expense on a straight-line basis over the lease term. Contingent rentals and sub-rentals are not significant.

17. Commitments and Contingencies

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 88% of the recorded liability related to asserted claims, and approximately 12% related to unasserted claims at December 31, 2010. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $426 million to $464 million. We record an accrual at the low end of the range as no amount of loss is more probable than any other. Our personal injury liability activity was as follows:

Millions	2010	2009	2008
Beginning balance	$545	$621	$593
Current year accruals	155	174	226
Changes in estimates for prior years	(101)	(95)	(25)
Payments	(173)	(155)	(173)
Ending balance at December 31	$426	$545	$621
Current portion, ending balance at December 31	$140	$158	$186

Asbestos – We are a defendant in a number of lawsuits in which current and former employees and other parties allege exposure to asbestos. We assess our potential liability using a statistical analysis of resolution costs for asbestos-related claims. This liability is updated annually and excludes future defense and processing costs. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The ratio of future claims by alleged disease would be consistent with historical averages.

•	The number of claims filed against us will decline each year.

•	The average settlement values for asserted and unasserted claims will be equivalent to historical averages.

•	The percentage of claims dismissed in the future will be equivalent to historical averages.

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 22% of the recorded liability related to asserted claims and approximately 78% related to unasserted claims at December 31, 2010. Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $162 million to $178 million. We record an accrual at the low end of the range as no amount of loss is more probable than any other. In conjunction with the liability update performed in 2010, we also reassessed estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2010 and 2009. Our asbestos-related liability activity was as follows:

Millions	2010	2009	2008
Beginning balance	$174	$213	$265
Accruals/(credits)	(1)	(25)	(42)
Payments	(11)	(14)	(10)
Ending balance at December 31	$162	$174	$213
Current portion, ending balance at December 31	$12	$13	$12

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

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and we can reasonably estimate such costs. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At December 31, 2010, approximately 5% of our environmental liability was discounted at 2.8%, while approximately 12% of our environmental liability was discounted at 3.4% at December 31, 2009. Our environmental liability activity was as follows:

Millions	2010	2009	2008
Beginning balance	$217	$209	$209
Accruals	57	49	46
Payments	(61)	(41)	(46)
Ending balance at December 31	$213	$217	$209
Current portion, ending balance at December 31	$74	$82	$58

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

Guarantees – At December 31, 2010, we were contingently liable for $382 million in guarantees. We have recorded a liability of $3 million for the fair value of these obligations as of December 31, 2010 and 2009. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

18. Share Repurchase Program

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

	Number of Shares Purchased		Average Price Paid
	2010	2009	2010	2009
First quarter	-	-	$-	$-
Second quarter	6,496,400	-	71.74	-
Third quarter	7,643,400	-	73.19	-
Fourth quarter	2,500,596	-	89.39	-
Total	16,640,396	-	$75.06	$-
Remaining number of shares that may yet be repurchased				15,936,694

Subsequent Event – On February 3, 2011, our Board of Directors authorized us to repurchase up to 40 million additional shares of our common stock under a new program effective from April 1, 2011 through March 31, 2014.

19. Selected Quarterly Data (Unaudited)

Millions, Except Per Share Amounts
2010	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Operating revenues	$3,965	$4,182	$4,408	$4,410
Operating income	988	1,279	1,401	1,313
Net income	516	711	778	775
Net income per share:
Basic	1.02	1.42	1.58	1.58
Diluted	1.01	1.40	1.56	1.56

Millions, Except Per Share Amounts
2009	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Operating revenues	$3,415	$3,303	$3,671	$3,754
Operating income	671	748	961	999
Net income	362	465	514	549
Net income per share:
Basic	0.72	0.92	1.02	1.09
Diluted	0.72	0.92	1.01	1.08

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of December 31, 2010, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on the next page.

February 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Union Pacific Corporation, its Directors, and Shareholders:

We have audited the internal control over financial reporting of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Corporation and our report dated February 4, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

Omaha, Nebraska

February 4, 2011

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

Item 11. Executive Compensation

Information concerning compensation received by our directors and our named executive officers is presented in the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in Fiscal Year 2010, Outstanding Equity Awards at 2010 Fiscal Year-End, Option Exercises and Stock Vested in Fiscal Year 2010, Pension Benefits at 2010 Fiscal Year-End, Nonqualified Deferred Compensation at 2010 Fiscal Year-End, Potential Payments Upon Termination or Change in Control and Director Compensation in Fiscal Year 2010 segments of the Proxy Statement and is incorporated herein by reference. Additional information regarding compensation of directors, including Board committee members, is set forth in the By-Laws of UPC and the Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, both of which are included as exhibits to this report. Information regarding the Compensation Committee is set forth in the Compensation Committee Interlocks and Insider Participation and Compensation Committee Report segments of the Proxy Statement and is incorporated herein by reference.

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

The following table summarizes the equity compensation plans under which Union Pacific Corporation common stock may be issued as of December 31, 2010:

	Column (a)	Column (b)	Column (c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	11,585,181 [1]	$43.85 [2]	32,904,291
Total	11,585,181	$43.85	32,904,291

[1]	Includes 1,769,732 retention units that do not have an exercise price. Does not include 2,044,285 retention shares that have been issued and are outstanding.

[2]	Does not include the retention units or retention shares described above in footnote 1.

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

The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8, on page 49.

(2)	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Item 8, or notes thereto.

(3)	Exhibits

Exhibits are listed in the exhibit index beginning on page 91. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of February, 2011.

UNION PACIFIC CORPORATION

By	/s/ James R. Young
James R. Young,
Chairman, President, Chief
Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 4th day of February, 2011, by the following persons on behalf of the registrant and in the capacities indicated.

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
Charles C. Krulak*

* By /s/ James J. Theisen, Jr.
James J. Theisen, Jr., Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2010	2009	2008
Allowance for doubtful accounts:
Balance, beginning of period	$70	$105	$75
Charges/(reduction) to expense	(6)	2	23
Net recoveries/(write-offs)	(8)	(37)	7
Balance, end of period	$56	$70	$105
Allowance for doubtful accounts are presented in the Consolidated Statements of Financial Position as follows:
Current	$5	$3	$10
Long-term	51	67	95
Balance, end of period	$56	$70	$105
Accrued casualty costs:
Balance, beginning of period	$1,086	$1,206	$1,170
Charges to expense	186	199	322
Cash payments and other reductions	(367)	(319)	(286)

Balance, end of period	$905	$1,086	$1,206
Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$325	$379	$390
Long-term	580	707	816

Balance, end of period	$905	$1,086	$1,206

UNION PACIFIC CORPORATION

Exhibit Index

Exhibit No.	Description

Filed with this Statement

10(a)	Form of 2011 Long Term Plan Stock Unit Agreement dated February 3, 2011.

10(b)	Form of Stock Unit Agreement for Executives dated February 3, 2011.

10(c)	Form of Non-Qualified Stock Option Agreement for Executives dated February 3, 2011.

10(d)	Deferred Compensation Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, effective as January 1, 2009 as amended December 30, 2010.

10(e)	Union Pacific Corporation Key Employee Continuity Plan, dated as of November 16, 2000, as amended and restated effective as of January 1, 2009, as amended February 3, 2011.

12	Ratio of Earnings to Fixed Charges.

21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.

23	Independent Registered Public Accounting Firm’s Consent.

24	Powers of attorney executed by the directors of UPC.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - James R. Young.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (filed with the SEC on February 4, 2011), is formatted in XBRL and submitted electronically herewith: (i) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (ii) Consolidated Statements of Financial Position at December 31, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008, and (v) the Notes to the Consolidated Financial Statements.

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

10(f)

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

10(i)

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

10(n)

Union Pacific Corporation Stock Unit Grant and Deferred Compensation Plan for the Board of Directors (409A Grandfathered Component), as amended and restated in its entirety, effective as of January 1, 2009 is incorporated herein by reference to Exhibit 10(l) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(o)	2008 Long Term Plan Amended and Restated Stock Unit Agreement is incorporated herein by reference to Exhibit 10(q) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(p)

The 1993 Stock Option and Retention Stock Plan of UPC, as amended November 16, 2006, is incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10(q)	UPC 2001 Stock Incentive Plan, as amended November 16, 2006, is incorporated herein by reference to Exhibit 10(e) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(r)

Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding Company, Inc., Union Pacific Merger Co. and Southern Pacific Rail Corporation (SP) is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(s)

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

10(t)

Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR, SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(u)

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

10(w)

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

10(y)	Form of 2009 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(z)	Form of 2010 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(aa)

Form of Non-Qualified Stock Option Agreement for Directors is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(bb)	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

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