Form 10-Q
period 2011-03-31
UNION PACIFIC CORP
filed 2011-04-21
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

☐  Yes             ☑  No

As of April 15, 2011, there were 490,521,191 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2011	2010
Operating revenues:
Freight revenues	$4,248	$3,755
Other revenues	242	210
Total operating revenues	4,490	3,965

Operating expenses:
Compensation and benefits	1,167	1,059
Fuel	826	583
Purchased services and materials	475	432
Depreciation	395	367
Equipment and other rents	302	290
Other	188	246
Total operating expenses	3,353	2,977

Operating income	1,137	988
Other income (Note 5)	15	1
Interest expense	(141)	(155)
Income before income taxes	1,011	834
Income taxes	(372)	(318)
Net income	$639	$516

Share and Per Share (Note 7):
Earnings per share - basic	$1.31	$1.02
Earnings per share - diluted	$1.29	$1.01
Weighted average number of shares - basic	489.6	504.5
Weighted average number of shares - diluted	494.1	508.7
Dividends declared per share	$0.38	$0.27

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts	Mar. 31, 2011	Dec. 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,248	$1,086
Accounts receivable, net (Note 9)	1,275	1,184
Materials and supplies	582	534
Current deferred income taxes (Note 6)	307	261
Other current assets	265	367
Total current assets	3,677	3,432

Investments	1,157	1,137
Net properties (Note 10)	38,512	38,253
Other assets	241	266
Total assets	$43,587	$43,088

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 11)	$2,767	$2,713
Debt due within one year (Note 13)	180	239
Total current liabilities	2,947	2,952

Debt due after one year (Note 13)	9,016	9,003
Deferred income taxes (Note 6)	11,788	11,557
Other long-term liabilities	1,790	1,813
Commitments and contingencies (Note 15)
Total liabilities	25,541	25,325

Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
554,304,730 and 553,931,181 issued; 490,574,164 and 491,565,880
outstanding, respectively	1,386	1,385
Paid-in-surplus	3,988	3,985
Retained earnings	17,607	17,154
Treasury stock	(4,207)	(4,027)
Accumulated other comprehensive loss (Note 8)	(728)	(734)
Total common shareholders’ equity	18,046	17,763

Total liabilities and common shareholders’ equity	$43,587	$43,088

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended March 31,	2011	2010
Operating Activities
Net income	$639	$516
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	395	367
Deferred income taxes and unrecognized tax benefits	172	54
Net gain on non-operating asset dispositions	(1)	(4)
Other operating activities, net	72	36
Changes in current assets and liabilities:
Accounts receivable, net (Note 9)	(91)	(552)
Materials and supplies	(48)	(31)
Other current assets	102	70
Accounts payable and other current liabilities	54	200
Cash provided by operating activities	1,294	656
Investing Activities
Capital investments	(602)	(461)
Proceeds from asset sales	11	12
Acquisition of equipment pending financing	(36)	-
Proceeds from sale of assets financed	36	-
Other investing activities, net	(66)	(46)
Cash used in investing activities	(657)	(495)
Financing Activities
Common share repurchases (Note 16)	(248)	-
Dividends paid	(186)	(135)
Debt repaid	(87)	(531)
Debt issued (Note 13)	-	400
Other financing activities, net	46	8
Cash used in financing activities	(475)	(258)
Net change in cash and cash equivalents	162	(97)
Cash and cash equivalents at beginning of year	1,086	1,850
Cash and cash equivalents at end of period	$1,248	$1,753
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$183	$133
Capital investments accrued but not yet paid	73	60
Capital lease financings	68	-
Cash (paid)/refunded for:
Interest, net of amounts capitalized	$(202)	$(218)
Income taxes	147	136

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2010	553.5	(48.5)	$1,384	$3,968	$15,027	$(2,924)	$(654)	$16,801
Comprehensive income:
Net income			-	-	516	-	-	516
Other comp. income			-	-	-	-	6	6
Total comp. income (Note 8)			-	-	516	-	6	522
Conversion, stock option exercises, forfeitures, and other	0.5	0.6	1	(9)	-	35	-	27
Cash dividends declared ($0.27 per share)	-	-	-	-	(137)	-	-	(137)
Balance at March 31, 2010	554.0	(47.9)	$1,385	$3,959	$15,406	$(2,889)	$(648)	$17,213

Balance at December 31, 2010	553.9	(62.3)	$1,385	$3,985	$17,154	$(4,027)	$(734)	$17,763
Comprehensive income:
Net income			-	-	639	-	-	639
Other comp. income			-	-	-	-	6	6
Total comp. income (Note 8)			-	-	639	-	6	645
Conversion, stock option exercises, forfeitures, and other	0.4	1.2	1	3	-	68	-	72
Share repurchases (Note 16)	-	(2.6)	-	-	-	(248)	-	(248)
Cash dividends declared ($0.38 per share)	-	-	-	-	(186)	-	-	(186)
Balance at March 31, 2011	554.3	(63.7)	$1,386	$3,988	$17,607	$(4,207)	$(728)	$18,046

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (See Note 8)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2010, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2010 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results for the entire year ending December 31, 2011.

The Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

2. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions, for the Three Months Ended March 31,	2011	2010
Agricultural	$807	$730
Automotive	342	305
Chemicals	664	587
Energy	952	844
Industrial Products	690	598
Intermodal	793	691
Total freight revenues	$4,248	$3,755

Other revenues	242	210
Total operating revenues	$4,490	$3,965

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported are outside the U.S.

3. Stock-Based Compensation

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

Millions, for the Three Months Ended March 31,	2011	2010
Stock-based compensation, before tax:
Stock options	$5	$4
Retention awards	17	13
Total stock-based compensation, before tax	$22	$17

Total stock-based compensation, after tax	$13	$11

Excess tax benefits from equity compensation plans	$38	$9

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees and non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2011	2010
Risk-free interest rate	2.3%	2.4%
Dividend yield	1.6%	1.8%
Expected life (years)	5.3	5.4
Volatility	35.9%	35.2%
Weighted-average grant-date fair value of options granted	$28.45	$18.26

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

A summary of stock option activity during the three months ended March 31, 2011 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2011	9,815	$44.77	5.2 yrs.	$470
Granted	618	93.60	N/A	N/A
Exercised	(1,436)	36.00	N/A	N/A
Forfeited or expired	(11)	54.40	N/A	N/A
Outstanding at March 31, 2011	8,986	$49.52	5.7 yrs.	$439
Vested or expected to vest at March 31, 2011	8,894	$49.33	5.6 yrs.	$436
Options exercisable at March 31, 2011	7,294	$45.13	4.9 yrs.	$388

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at March 31, 2011 are subject to performance or market-based vesting conditions.

At March 31, 2011, there was $30 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years. Additional information regarding stock option exercises appears in the table below:

Millions, for the Three Months Ended March 31,	2011	2010
Intrinsic value of stock options exercised	$ 89	$ 18
Cash received from option exercises	62	23
Treasury shares repurchased for employee payroll taxes	(25)	(6)
Tax benefit realized from option exercises	34	7
Aggregate grant-date fair value of stock options vested	18	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2011 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	2,638	$ 54.01
Granted	522	93.60
Vested	(524)	48.55
Forfeited	(27)	57.01
Nonvested at March 31, 2011	2,609	$ 63.00

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At March 31, 2011, there was $100 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.3 years.

Performance Retention Awards – In February 2011, our Board of Directors approved performance stock unit grants. Other than different performance targets, the basic terms of these performance stock units are identical to those granted in February 2009 and February 2010, including using annual return on invested capital (ROIC) as the performance measure. We define ROIC as net operating profit adjusted for interest expense (including interest on the present value of operating leases) and taxes on interest divided by average invested capital adjusted for the present value of operating leases.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2010 grant were as follows:

For the Three Months Ended March 31,	2011
Dividend per share per quarter	$0.38
Risk-free interest rate at date of grant	1.2%

Changes in our performance retention awards during the three months ended March 31, 2011 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,151	$ 53.93
Granted	376	89.87
Vested	(193)	60.25
Forfeited	(92)	59.50
Nonvested at March 31, 2011	1,242	$ 63.42

At March 31, 2011, there was $52 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.8 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the three months ended March 31:

	Pension		OPEB
Millions	2011	2010	2011	2010
Service cost	$11	$11	$1	$1
Interest cost	36	35	4	4
Expected return on plan assets	(45)	(45)	-	-
Amortization of:
Prior service cost/(credit)	1	1	(9)	(11)
Actuarial loss	17	11	3	3
Net periodic benefit cost/(benefit)	$20	$13	$(1)	$(3)

Cash Contributions

For the three months ended March 31, 2011, we have made no cash contributions to the qualified pension plan. Any additional contributions made during 2011 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2011, we do not have minimum funding requirements for 2011.

5. Other Income

Other income included the following:

Millions for the Three Months Ended March 31,	2011	2010
Rental income	$20	$20
Net gain on non-operating asset dispositions	1	4
Interest income	1	1
Early extinguishment of debt	-	(16)
Non-operating environmental costs and other	(7)	(8)
Total	$15	$1

6. Income Taxes

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 1999, and the statute of limitations bars any additional tax assessments. Interest calculations may remain open for years prior to 1999. The IRS has completed its examinations and issued notices of deficiency for tax years 1999 through 2006. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. We anticipate a partial settlement of the tax years 1999-2004 during 2011. The IRS is examining our federal income tax returns for 2007 and 2008. Several state tax authorities are examining our state income tax returns for tax years 2003 through 2006.

At March 31, 2011, our liability for unrecognized tax benefits was $76 million. We classified $65 million of this amount as current in anticipation of a partial settlement in 2011 for tax years 1999-2004.

In February 2011, Arizona enacted legislation that will decrease the state’s corporate tax rate. This reduced our deferred tax expense by $14 million in the first quarter of 2011.

7. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2011	2010
Net income	$639	$516

Weighted-average number of shares outstanding:
Basic	489.6	504.5
Dilutive effect of stock options	3.1	3.0
Dilutive effect of retention shares and units	1.4	1.2
Diluted	494.1	508.7

Earnings per share – basic	$1.31	$1.02
Earnings per share – diluted	$1.29	$1.01
Stock options excluded as their inclusion would be antidilutive	0.4	0.5

8. Comprehensive Income

Comprehensive income was as follows:

Millions, for the Three Months Ended March 31,	2011	2010

Net income	$639	$516
Other comprehensive income:
Defined benefit plans	1	3
Foreign currency translation	5	2
Derivatives	-	1
Total other comprehensive income [a]	6	6

Total comprehensive income	$645	$522

[a]	Net of deferred taxes of $4 million and $1 million during the three months ended March 31, 2011 and 2010, respectively.

The after-tax components of accumulated other comprehensive loss were as follows:

Millions	Mar. 31, 2011	Dec. 31, 2010

Defined benefit plans	$(702)	$(703)
Foreign currency translation	(23)	(28)
Derivatives	(3)	(3)
Total	$(728)	$(734)

9. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At March 31, 2011 and December 31, 2010, our accounts receivable were reduced by $6 million and $5 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At March 31, 2011 and December 31, 2010, receivables classified as other assets were reduced by allowances of $47 million and $51 million, respectively.

Receivables Securitization Facility – Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at March 31, 2011 and December 31, 2010. The value of the outstanding undivided interest held by investors under the facility was $100 million at March 31, 2011 and December 31, 2010, and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year. The value of the undivided interest held by investors was supported by $1.1 billion and $960 million of accounts receivable at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, the value of the interest retained by UPRI was $1.1 billion and $960 million, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of March 31, 2011. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $4.3 billion and $3.7 billion during the three months ended March 31, 2011 and 2010, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million and $2 million for the three months ended March 31, 2011 and 2010, respectively.

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

10. Properties

The following table lists the major categories of property and equipment, as well as the weighted-average composite depreciation rate for each category:

Millions, Except Percentages As of March 31, 2011	Cost	Accumulated Depreciation		Net Book Value	Depreciation Rate for 2011
Land	$4,992	$	N/A	$4,992	N/A

Road:
Rail and other track material [a]	12,096		4,469	7,627	3.3%
Ties	7,722		1,903	5,819	2.9%
Ballast	4,033		948	3,085	3.0%
Other [b]	13,707		2,381	11,326	2.6%
Total road	37,558		9,701	27,857	2.9%

Equipment:
Locomotives	6,111		2,734	3,377	5.7%
Freight cars	1,884		1,049	835	3.5%
Work equipment and other	367		43	324	5.0%
Total equipment	8,362		3,826	4,536	5.2%

Technology and other	574		251	323	12.6%
Construction in progress	804		-	804	N/A
Total	$52,290		$13,778	$38,512	N/A

[a]	Includes a weighted-average composite depreciation rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

Millions, Except Percentages As of December 31, 2010	Cost	Accumulated Depreciation		Net Book Value	Depreciation Rate for 2010
Land	$4,984	$	N/A	$4,984	N/A

Road:
Rail and other track material [a]	11,992		4,458	7,534	3.1%
Ties	7,631		1,858	5,773	2.8%
Ballast	4,011		944	3,067	3.0%
Other [b]	13,634		2,376	11,258	2.5%
Total road	37,268		9,636	27,632	2.8%

Equipment:
Locomotives	6,136		2,699	3,437	5.6%
Freight cars	1,886		1,040	846	3.6%
Work equipment and other	305		39	266	4.0%
Total equipment	8,327		3,778	4,549	5.1%

Technology and other	565		241	324	13.2%
Construction in progress	764		-	764	N/A
Total	$51,908		$13,655	$38,253	N/A

[a]	Includes a weighted-average composite depreciation rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

11. Accounts Payable and Other Current Liabilities

Millions	Mar. 31, 2011	Dec. 31, 2010
Accounts payable	$729	$677
Income and other taxes	464	337
Accrued wages and vacation	361	357
Accrued casualty costs	328	325
Dividends and interest	322	383
Equipment rents payable	90	86
Other	473	548
Total accounts payable and other current liabilities	$2,767	$2,713

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At March 31, 2011 and December 31, 2010, we had reductions of $2 million and $3 million, respectively, recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of March 31, 2011 and December 31, 2010, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the three months ended:

Millions	Mar. 31, 2011	Mar. 31, 2010
Decrease in interest expense from interest rate hedging	$-	$2
Increase in pre-tax income	$-	$2

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At March 31, 2011, the fair value of total debt was $10.3 billion, approximately $1.1 billion more than the carrying value. At December 31, 2010, the fair value of total debt was $10.4 billion, approximately $1.2 billion more than the carrying value. At March 31, 2011 and December 31, 2010, approximately $303 million of fixed-rate debt securities contained call provisions that allowed us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

13. Debt

Credit Facilities – At March 31, 2011, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2011. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At March 31, 2011 and December 31, 2010 (and at all times during these periods), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2011, the debt-to-net-worth coverage ratio allowed us to carry up to $36.1 billion of debt (as defined in the facility), and we had $9.6 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

During the first three months of 2011, we did not issue or repay any commercial paper, and at March 31, 2011, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility.

Shelf Registration Statement and Significant New Borrowings – Under our current shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

At March 31, 2011, and December 31, 2010, we reclassified as long-term debt approximately $398 million and $100 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Redemptions – On March 22, 2010, we redeemed $175 million of our 6.5% notes due April 15, 2012. The redemption resulted in an early extinguishment charge of $16 million in the first quarter of 2010.

14. Variable Interest Entities

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase price options are not considered to be potentially significant to the VIE’s. The future minimum lease payments associated with the VIE leases totaled $4.0 billion as of March 31, 2011.

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 88% of the recorded liability is related to asserted claims, and approximately 12% is related to unasserted claims at March 31, 2011. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Three Months Ended March 31,	2011	2010
Beginning balance	$426	$545
Current year accruals	37	46
Changes in estimates for prior years	(17)	(16)
Payments	(17)	(42)
Ending balance at March 31	$429	$533

Current portion, ending balance at March 31	$141	$158

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 21% of the recorded liability related to asserted claims and approximately 79% related to unasserted claims at March 31, 2011.

Our asbestos-related liability activity was as follows:

Millions, for the Three Months Ended March 31,	2011	2010
Beginning balance	$162	$174
Accruals	-	-
Payments	(2)	(5)
Ending balance at March 31	$160	$169

Current portion, ending balance at March 31	$11	$13

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at March 31, 2011, and December 31, 2010.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We identified 289 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At March 31, 2011, less than 1% of our environmental liability was discounted at 3.6%, while approximately 5% of our environmental liability was discounted at 2.8% at December 31, 2010.

Our environmental liability activity was as follows:

Millions, for the Three Months Ended March 31,	2011	2010
Beginning balance	$213	$217
Accruals	11	13
Payments	(12)	(8)
Ending balance at March 31	$212	$222

Current portion, ending balance at March 31	$74	$82

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

Guarantees – At March 31, 2011, we were contingently liable for $366 million in guarantees. We have recorded a liability of $2 million and $3 million for the fair value of these obligations as of March 31, 2011, and December 31, 2010, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At March 31, 2011, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $4.7 billion.

16. Share Repurchase Program

On March 31, 2011, our authorized share repurchase plan expired. The table below represents shares repurchased under that program. Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million common shares by March 31, 2014. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. We expect to fund any share repurchases under this program through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

	Number of Shares Purchased		Average Price Paid
	2011	2010	2011	2010
First quarter	2,636,178	-	$94.10	$-
Total	2,636,178	-	$94.10	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to

Three Months Ended March 31, 2010

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

Available Information

Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; eXtensible Business Reporting Language (XBRL) documents; our current reports on Form 8-K; our proxy statements; Forms 3, 4, and 5, filed on behalf of directors and executive officers; and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, our corporate governance materials, including By-Laws, Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees are available on our website. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the New York Stock Exchange or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of our SEC filings or corporate governance materials should send a written request to: Secretary, Union Pacific Corporation, 1400 Douglas Street, Omaha, NE 68179.

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2010 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first three months of 2011.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.29 per diluted share on net income of $639 million in the first quarter of 2011 compared to earnings of $1.01 per diluted share on net income of $516 million for the first quarter of 2010. Freight revenues increased $493 million in the first quarter compared to the same period of 2010 driven by volume growth of 5%, core pricing gains, and higher fuel surcharges. Improved economic conditions increased demand for our services across all six commodity groups compared to the first quarter of 2010. As of March 31, 2011, we had 13% of our road locomotives and 10% of our freight car inventory in storage or maintained offline compared to 22% and 14%, respectively, at March 31, 2010. As business levels increased, we continued adjusting our resources to reflect demand levels. We leveraged additional traffic volumes during the quarter by effectively utilizing our assets and minimizing operational cost increases. These efforts, coupled with volume growth and improved pricing, drove the higher earnings in the first quarter of 2011 versus 2010.

Conversely, severe winter weather negatively impacted network operations and financial results. In early February, a severe winter storm hit the Southwest and Midwest, hampering rail operations. Heavy snowfall and high winds severely affected rail activities in the Chicago area, which involves approximately 25% of our traffic. We resumed normal operations in the area within a few days.

Overall, we continued operating a fluid and efficient network during the first quarter, despite the adverse impact of winter weather. As reported to the Association of American Railroads (AAR), average train speed was flat in the first quarter of 2011 versus 2010 despite a 5% increase in carloads. Average rail car inventory decreased 3% as we improved our ratio of interchange deliveries relative to interchange receipts with other rail carriers and retired a number of older freight cars. Average terminal dwell time increased 1% during the first quarter of 2011 compared to 2010. Effects of the February winter storm which impacted major terminals (including Chicago, St. Louis, and Fort Worth), track maintenance and improvement programs, and a shift in traffic mix to more manifest traffic, which requires additional terminal processing, all contributed to the increase in terminal dwell.

Operating Revenues

Millions, for the Three Months Ended March 31,	2011	2010	% Change
Freight revenues	$4,248	$3,755	13%
Other revenues	242	210	15
Total	$4,490	$3,965	13%

We generate freight revenues by transporting freight or other materials from our six commodity groups. Freight revenues vary with volume (carloads) and average revenue per car (ARC). Changes in price, traffic mix and fuel surcharges drive ARC. We provide some of our customers with contractual incentives for meeting or exceeding specified cumulative volumes or shipping to and from specific locations, which we record as reductions to freight revenues based on the actual or projected future shipments. We recognize freight revenues as shipments move from origin to destination. We allocate freight revenues between reporting periods based on the relative transit time in each reporting period and recognize expenses as we incur them.

Other revenues include revenues earned by our subsidiaries, revenues from our commuter rail operations, and accessorial revenues, which we earn when customers retain equipment owned or controlled by us or when we perform additional services such as switching or storage. We recognize other revenues as we perform services or meet contractual obligations.

Freight revenues and volume levels for all six commodity groups increased during 2011 as a result of stronger demand across many market sectors. We experienced the strongest volume growth in industrial products and chemical shipments. Core pricing gains and higher fuel surcharges also increased freight revenues and improved ARC 8%.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $412 million in the first quarter of 2011. Higher fuel prices, volume growth, and new fuel surcharge provisions in contracts renegotiated during 2010 increased fuel surcharge amounts in the first quarter of 2011. However, a majority of our fuel surcharge mechanisms use rates that are determined based on prior months’ fuel prices (up to two months lag in many cases). Diesel fuel prices increased during the quarter, which impacted our ability to recover the additional cost during the quarter.

Fuel surcharge revenue is not entirely comparable to prior periods due to the implementation of mileage-based fuel surcharge programs. In April 2007, we converted regulated traffic, which represents approximately 19% of our current revenue base, to mileage-based fuel surcharge programs. In addition, we converted and continue converting portions of our non-regulated traffic to mileage-based fuel surcharge programs. At the time of conversion, we reset the base fuel price at which the new mileage-based fuel surcharges take effect. Resetting the fuel price at which the fuel surcharge begins, in conjunction with rebasing the affected transportation rates to include a portion of what had been in the fuel surcharge, does not materially change our freight revenue as higher base rates offset lower fuel surcharge revenue.

In the first quarter of 2011, other revenues increased from 2010 due primarily to higher revenues at our subsidiaries that broker intermodal and automotive services. Accessorial revenues also increased in the first quarter of 2011 reflecting higher volume levels during the year.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads (each container or trailer is counted as one carload), and ARC by commodity type:

Freight Revenues
Millions,			%
for the Three Months Ended March 31,	2011	2010	Change
Agricultural	$807	$730	11%
Automotive	342	305	12
Chemicals	664	587	13
Energy	952	844	13
Industrial Products	690	598	15
Intermodal	793	691	15
Total	$4,248	$3,755	13%

Revenue Carloads
Thousands,			%
for the Three Months Ended March 31,	2011	2010	Change
Agricultural	238	228	4%
Automotive	157	151	4
Chemicals	223	203	10
Energy	538	516	4
Industrial Products	263	242	9
Intermodal	770	742	4
Total	2,189	2,082	5%

Average Revenue per Car for the Three Months Ended March 31,	2011	2010	% Change
Agricultural	$3,386	$3,202	6%
Automotive	2,175	2,022	8
Chemicals	2,974	2,893	3
Energy	1,770	1,636	8
Industrial Products	2,628	2,474	6
Intermodal	1,031	930	11
Average	$1,941	$1,804	8%

Agricultural Products – Higher volume, fuel surcharges, and price improvements increased agricultural freight revenue in the first quarter of 2011 versus the same period of 2010. Strong export demand for U.S. wheat via the Gulf ports primarily drove a 40% increase in wheat and food grains shipments in the first quarter of 2011 compared to 2010. Conversely, lower shipments of domestic feed and reduced exports to the Pacific Northwest drove a reduction in corn and feed grain shipments in the quarter.

Automotive – Shipments of finished vehicles and automotive parts in the first quarter of 2011 increased 5% and 4%, respectively, combined with core pricing gains and fuel surcharges, improved automotive freight revenue from 2010 levels. Higher production and sales levels during the quarter contributed to the volume growth. Conversely, reduced volumes from one manufacturer and a large manufacturing and assembly plant closure in April 2010 partially offset the volume increase.

Chemicals – Higher volume, price improvements, and fuel surcharges increased freight revenue from chemicals in the first quarter of 2011 versus 2010. In mid-2010, we began taking new business consisting of crude oil shipments from the Bakken formation in North Dakota to facilities in Louisiana. This new business contributed to a 34% increase in shipments of petroleum products during the quarter. Strong export demand and robust spring planting activity increased fertilizer shipments by 16% in the first quarter of 2011 versus 2010. Continued export demand also improved plastics shipments during the quarter. Additionally, improving market conditions increased demand for industrial chemicals during the quarter, driving volume levels up versus 2010.

Energy – Volume growth, core pricing gains, and higher fuel surcharges increased freight revenue from energy shipments in the first quarter of 2011 compared to the same period in 2010. Shipments of coal from the Southern Powder River Basin (SPRB) were up 4%, reflecting new business at existing Wisconsin facilities and deliveries to a new coal unit in San Antonio, Texas. Conversely, shipments from Colorado and Utah mines were down 4% in the first quarter of 2011 versus 2010 due to lower mine production, increased competition from low cost natural gas and weaker eastern utility demand which were partially offset by increased exports.

Industrial Products – Volume gains, core pricing improvement, and higher fuel surcharges increased freight revenue from industrial products in the first quarter of 2011 versus 2010. Shipments of non-metallic minerals (primarily frac sand) grew in response to a dramatic rise in horizontal drilling activity for natural gas and oil, while steel shipments increased due to higher demand for steel coils and bars for pipe and automotive production. In addition, inventory replenishments and conversions from truck to rail drove higher paper shipments. Shipments of uranium mill tailings from Moab, Utah, increased short-haul shipments of hazardous waste versus 2010. Conversely, lower commercial construction activity and weather-related impact on construction in Texas, California, and the Midwest negatively impacted stone, sand and gravel shipments in the first quarter of 2011 compared to 2010.

Intermodal – Increased volume, pricing gains, and higher fuel surcharges (including improved fuel recovery provisions) drove the increase in freight revenue from intermodal shipments in the first quarter of 2011 compared to the same period in 2010. Volume from international and domestic traffic increased from 2010 levels, reflecting continued improvement in economic conditions, solid service performance, and higher consumer demand.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 15% to $418 million in the first quarter of 2011 versus the same period in 2010. Volume levels for five of the six commodity groups increased (energy shipments declined), up 11% in aggregate versus 2010, with particularly strong growth in industrial products, automotive, and agricultural shipments.

Operating Expenses

Millions, for the Three Months Ended March 31,	2011	2010	% Change
Compensation and benefits	$1,167	$1,059	10%
Fuel	826	583	42
Purchased services and materials	475	432	10
Depreciation	395	367	8
Equipment and other rents	302	290	4
Other	188	246	(24)
Total	$3,353	$2,977	13%

Operating expenses increased $376 million in the first quarter of 2011 versus the comparable period in 2010. Our fuel price per gallon increased 33% year-over-year, accounting for $200 million of the increase. Wage and benefit inflation, volume-related costs, depreciation, and property taxes also contributed to higher expenses during the period. Cost savings from productivity improvements and better resource utilization partially offset these increases. A $45 million one-time payment relating to a transaction with CSX Intermodal, Inc (CSXI) increased operating expenses during the first quarter of 2010, which favorably affects the comparison of these expenses from 2011 to 2010.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Volume-related expenses, general wage and benefit inflation, higher training costs associated with new hires and higher pension expense drove the increase during the first quarter of 2011 compared to the same period in 2010.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Higher locomotive diesel fuel prices, which averaged $2.88 per gallon (including taxes and transportation costs) in the first quarter of 2011 compared to $2.16 per gallon in the same period in 2010, increased expenses by $200 million. In addition, higher prices for gasoline for highway and non-highway vehicles also increased. Volume, as measured by gross ton-miles, increased 5% in the first quarter of 2011 versus 2010, driving expense up by $30 million. Our fuel consumption rate was flat as productivity gains were offset by the impact of severe weather on our locomotive fuel usage.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. A $30 million increase for contract services drove the higher expenses in the first quarter of 2011 versus 2010. Volume-related trucking and lift costs for intermodal containers, crew transportation and lodging costs, as well as expenses associated with jointly owned operating facilities, also increased costs from 2010. In addition, an increase in locomotive maintenance materials used to prepare a portion of our locomotive fleet for return to active service increased expenses during the quarter compared to 2010. Partially offsetting the cost increases versus the same period in 2010, were lower freight car and other material costs.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting ongoing capital spending, increased depreciation expense in the first quarter of 2011 compared to the same period of 2010. Higher depreciation rates for rail and other track material also drove the increase. The higher rates, which became effective January 1, 2011, resulted primarily from increased track usage (based on higher gross ton-miles in 2010).

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Short-term freight car rental expense increased in the first quarter of 2011 compared to the same period in 2010, reflecting increased shipments of finished vehicles and intermodal containers. Increased lease expenses for containers also drove the increase. Conversely, lower freight car lease expense decreased costs compared to 2010.

Other – Other expenses include personal injury, freight and property damage, destruction of foreign equipment, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Other costs were lower in the first quarter of 2011 compared to the same period of 2010, driven by the $45 million one-time payment in the first quarter of 2010 related to a transaction with CSXI. In addition, personal injury expense was lower compared to last year, reflecting improvements in our safety experience and lower estimated costs to resolve claims. Higher property taxes partially offset these decreases.

Non-Operating Items

Millions, for the Three Months Ended March 31,	2011	2010	% Change
Other income	15	$ 1	F
Interest expense	(141)	(155)	(9)%
Income taxes	(372)	(318)	17

Other Income – Other income increased in the first quarter of 2011 versus the same period in 2010 due to premiums paid in the first quarter of 2010 for early redemption of existing long-term debt.

Interest Expense –A lower weighted-average debt level of $9.2 billion, compared to $10.0 billion in 2010, reduced interest expense in the first quarter of 2011 versus 2010. Our effective interest rate was 6.2% in both the first quarter of 2011 and 2010.

Income Taxes – Income taxes were higher in the first quarter of 2011 compared to 2010, primarily driven by higher pre-tax income. Our effective tax rate for the quarter was 36.8% compared to 38.1% in 2010. The 2011 effective tax rate was lower primarily due to Arizona legislation reducing the state’s corporate tax rate.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

For the Three Months Ended March 31,	2011	2010	% Change
Average train speed (miles per hour)	26.1	26.2	- %
Average terminal dwell time (hours)	26.4	26.1	1%
Average rail car inventory (thousands)	268.4	277.5	(3)%
Gross ton-miles (billions)	235.4	223.7	5%
Revenue ton-miles (billions)	132.8	126.8	5%
Operating ratio	74.7	75.1	(0.4) pt
Employees (average)	44,045	42,130	5%
Customer satisfaction index	91	87	4 pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed remained flat in the first quarter of 2011 compared to the same period in 2010 despite a 5% increase in carloads.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 1% in the first quarter of 2011 compared to 2010. Effects of the February winter storm, which impacted major terminals (including Chicago, St. Louis, and Fort Worth), track maintenance and improvement programs, and a shift of traffic mix to more manifest traffic, which requires additional terminal processing, all contributed to the increase.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Lower average rail car inventory reduces congestion in our yards and sidings, which increases train speed, reduces average terminal dwell time, and improves rail car utilization. Average rail car inventory decreased 3% as we improved our ratio of interchange deliveries relative to interchange receipts with other rail carriers and retired a number of older freight cars.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Both gross and revenue-ton-miles increased 5% in the first quarter of 2011 compared to the same period in 2010, consistent with the 5% increase in carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio decreased 0.4 points to 74.7% in the first quarter of 2011 versus the same period of 2010. Core pricing gains, efficiently leveraging volume increases, and productivity initiatives more than offset the impact of higher fuel prices and inflation.

Employees – Employee levels were up 5% in the first quarter of 2011 compared to the same period in 2010, driven by a 5% increase in volume levels, a higher number of Trainmen, Engineers, and Yard employees currently in training, and increased engineering maintenance and work on capital projects. Productivity initiatives enabled by force-level reductions in other selected operating functions and support organizations partially offset these increases.

Customer Satisfaction Index – Our customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement in survey results in the first quarter of 2011 generally reflects customer recognition of our service quality.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	Mar. 31, 2011	Dec. 31, 2010
Debt (a)	$9,196	$9,242
Equity	18,046	17,763
Capital (b)	$27,242	$27,005

Debt to capital (a/b)	33.8%	34.2%

Millions, Except Percentages	Mar. 31, 2011	Dec. 31, 2010
Debt	$9,196	$9,242
Net present value of operating leases	3,283	3,476
Unfunded pension and OPEB	421	421
Adjusted debt (a)	12,900	13,139
Equity	18,046	17,763
Adjusted capital (b)	$30,946	$30,902

Adjusted debt to capital (a/b)	41.7%	42.5%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 6.2% at March 31, 2011 and December 31, 2010. The discount rate reflects changes to interest rates and our current financing costs. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions, for the Three Months Ended March 31,	2011	2010
Cash provided by operating activities	$1,294	$656
Cash used in investing activities	(657)	(495)
Cash used in financing activities	(475)	(258)
Net change in cash and cash equivalents	$162	$(97)

Operating Activities

Higher net income in the first three months of 2011 increased cash provided by operating activities compared to the same period of 2010. In addition, the adoption of a new accounting standard in January of 2010 changed the accounting treatment for our receivables securitization facility from a sale of undivided interests (recorded as an operating activity) to a secured borrowing (recorded as a financing activity), which decreased cash provided by operating activities by $400 million in the first quarter of 2010.

Investing Activities

Higher capital investments in the first three months of 2011 drove the increase in cash used in investing activities compared to the same period in 2010.

The table below details cash capital investments.

Millions,
for the Three Months Ended March 31,	2011	2010
Rail and other track material	$169	$134
Ties	100	108
Ballast	50	48
Other [a]	58	49
Total road infrastructure replacements	377	339

Line expansion and other capacity projects	43	19
Commercial facilities	8	31
Total capacity and commercial facilities	51	50

Locomotives and freight cars	71	16
Positive train control	37	13
Technology and other	66	43
Total cash capital investments	$602	$461

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Financing Activities

Cash used in financing activities increased in the first three months of 2011 versus the same period of 2010. During the first three months of 2011, we repurchased $248 million of shares under our common stock repurchase program, compared to no repurchases in the same period of 2010. Additionally, higher dividend payments in the first quarter of 2011 of $186 million compared to $135 million in 2010, reflecting our higher dividends per share, also contributed to the increase in cash used in financing activities in the first quarter of 2011.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities (adjusted for the reclassification of our receivables securitization facility), less cash used in investing activities and dividends paid.

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

Millions, for the Three Months Ended March 31,
	2011	2010
Cash provided by operating activities	$1,294	$656
Receivables securitization facility [a]	-	400
Cash provided by operating activities adjusted for the receivables securitization facility	1,294	1,056

Cash used in investing activities	(657)	(495)
Dividends paid	(186)	(135)
Free cash flow	$451	$426

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

Credit Facilities – At March 31, 2011, we had $1.9 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2011. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At March 31, 2011 and December 31, 2010 (and at all times during these periods), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2011, the debt-to-net-worth coverage ratio allowed us to carry up to $36.1 billion of debt (as defined in the facility), and we had $9.6 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision. The term of the facility will expire in April 2012, and we currently intend to replace the facility with a substantially similar credit agreement on or before the expiration date, which is consistent with our past practices with respect to our credit facilities.

During the first three months of 2011, we did not issue or repay any commercial paper, and at March 31, 2011, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility.

At March 31, 2011, and December 31, 2010, we reclassified as long-term debt approximately $398 million and $100 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Shelf Registration Statement and Significant New Borrowings – Under our current shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

Receivables Securitization Facility – Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at March 31, 2011 and December 31, 2010. The value of the outstanding undivided interest held by investors under the facility was $100 million at March 31, 2011 and December 31, 2010, and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year. The value of the undivided interest held by investors was supported by $1.1 billion and $960 million of accounts receivable at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, the value of the interest retained by UPRI was $1.1 billion and $960 million, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of March 31, 2011. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $4.3 billion and $3.7 billion during the three months ended March 31, 2011 and 2010, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million and $2 million for the three months ended March 31, 2011 and 2010, respectively.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

In August 2010, the receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

Share Repurchase Program – On March 31, 2011, our authorized share repurchase plan expired. Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million common shares by March 31, 2014. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. We expect to fund any share repurchases under this program through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

During the three months ended March 31, 2011, we repurchased approximately 2.6 million shares under the prior program at an aggregate purchase price of approximately $248 million. We did not repurchase shares under that program during the first quarter of 2010.

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

The following tables identify material obligations and commitments as of March 31, 2011:

		Apr. 1 through Dec. 31, 2011	Payments Due by Dec. 31,
Contractual Obligations							After
Millions	Total		2012	2013	2014	2015	2015	Other
Debt [a]	$12,200	$409	$921	$998	$978	$604	$8,290	$-
Operating leases [b]	4,668	365	516	455	371	344	2,617	-
Capital lease obligations [c]	2,632	178	260	262	270	271	1,391	-
Purchase obligations [d]	4,145	1,364	654	482	459	226	928	32
Other postretirement benefits [e]	424	31	42	43	43	44	221	-
Income tax contingencies [f]	76	65	-	-	-	-	-	11
Total contractual obligations	$24,145	$2,412	$2,393	$2,240	$2,121	$1,489	$13,447	$43

[a]	Excludes capital lease obligations of $1,885 million, and unamortized discount of $(199) million. Includes an interest component of $4,690 million.

[b]	Includes leases for locomotives, rail cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $747 million.

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

[f]

Future cash flows for income tax contingencies reflect the recorded liability for unrecognized tax benefits, including interest and penalties, at March 31, 2011. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

		Apr. 1 through Dec. 31, 2011	Amount of Commitment Expiration by Dec. 31,
Other Commercial Commitments							After
Millions	Total		2012	2013	2014	2015	2015
Credit facilities [a]	$1,900	$-	$1,900	$-	$-	$-	$-
Receivables securitization facility [b]	600	600	-	-	-	-	-
Guarantees [c]	389	63	38	9	214	12	53
Standby letters of credit [d]	22	10	12	-	-	-	-
Total commercial commitments	$2,911	$673	$1,950	$9	$214	$12	$53

[a]	None of the credit facility was used at March 31, 2011.

[b]	$100 million of the receivables securitization facility was utilized at March 31, 2011, which is accounted for as debt. The full program matures in August 2011.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon at March 31, 2011.

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

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our 2010 Annual Report on Form 10-K, filed February 4, 2011, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2010 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no new material legal proceedings during the first quarter of 2011 or material changes to existing matters previously disclosed in our 2010 Annual Report on Form 10-K.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2011:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Jan. 1 through Jan. 31	1,169,777	$94.39	944,215	14,992,479
Feb. 1 through Feb. 28	918,973	94.39	894,705	14,097,774
Mar. 1 through Mar. 31	817,959	93.88	797,258	-
Total	2,906,709	$94.25	2,636,178	N/A

[a]

Total number of shares purchased during the quarter includes approximately 270,531 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

These shares were repurchased under the authorized program that expired on March 31, 2011. Effective April 1, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $13.2 billion and $12.9 billion at March 31, 2011 and December 31, 2010, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2011 and 2010.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - James R. Young.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 (filed with the SEC on April 21, 2011), is formatted in XBRL and submitted electronically herewith: (i) Consolidated Statements of Income for the periods ended March 31, 2011 and 2010, (ii) Consolidated Statements of Financial Position at March 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the periods ended March 31, 2011 and 2010, (iv) Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2011 and 2010, and (v) the Notes to the Consolidated Financial Statements.

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

Dated: April 21, 2011

UNION PACIFIC CORPORATION

(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)