Form 10-Q
period 2011-06-30
UNION PACIFIC CORP
filed 2011-07-22
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

☐  Yes             ☑  No

As of July 15, 2011, there were 488,088,696 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended June 30,	2011	2010
Operating revenues:
Freight revenues	$4,595	$3,956
Other revenues	263	226
Total operating revenues	4,858	4,182

Operating expenses:
Compensation and benefits	1,166	1,051
Fuel	904	608
Purchased services and materials	516	472
Depreciation	401	368
Equipment and other rents	283	282
Other	196	122
Total operating expenses	3,466	2,903

Operating income	1,392	1,279
Other income (Note 6)	26	19
Interest expense	(148)	(152)
Income before income taxes	1,270	1,146
Income taxes	(485)	(435)
Net income	$785	$711

Share and Per Share (Note 8):
Earnings per share - basic	$1.61	$1.42
Earnings per share - diluted	$1.59	$1.40
Weighted average number of shares - basic	488.4	501.8
Weighted average number of shares - diluted	492.4	506.5
Dividends declared per share	$0.475	$0.33

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Six Months Ended June 30,	2011	2010
Operating revenues:
Freight revenues	$8,843	$7,711
Other revenues	505	436
Total operating revenues	9,348	8,147

Operating expenses:
Compensation and benefits	2,333	2,110
Fuel	1,730	1,191
Purchased services and materials	991	904
Depreciation	796	735
Equipment and other rents	585	572
Other	384	368
Total operating expenses	6,819	5,880

Operating income	2,529	2,267
Other income (Note 6)	41	20
Interest expense	(289)	(307)
Income before income taxes	2,281	1,980
Income taxes	(857)	(753)
Net income	$1,424	$1,227

Share and Per Share (Note 8):
Earnings per share - basic	$2.91	$2.44
Earnings per share - diluted	$2.89	$2.42
Weighted average number of shares - basic	489.0	503.1
Weighted average number of shares - diluted	493.3	507.6
Dividends declared per share	$0.855	$0.60

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts	Jun. 30, 2011	Dec. 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,055	$1,086
Accounts receivable, net (Note 10)	1,427	1,184
Materials and supplies	630	534
Current deferred income taxes (Note 7)	315	261
Other current assets	272	367
Total current assets	3,699	3,432

Investments	1,176	1,137
Net properties (Note 11)	38,908	38,253
Other assets	246	266
Total assets	$44,029	$43,088

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$2,974	$2,713
Debt due within one year (Note 14)	179	239
Total current liabilities	3,153	2,952

Debt due after one year (Note 14)	8,759	9,003
Deferred income taxes (Note 7)	12,016	11,557
Other long-term liabilities	1,795	1,813
Commitments and contingencies (Note 16)
Total liabilities	25,723	25,325
Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
554,288,614 and 553,931,181 issued; 487,935,652 and 491,565,880 outstanding,
respectively	1,386	1,385
Paid-in-surplus	3,999	3,985
Retained earnings	18,159	17,154
Treasury stock	(4,519)	(4,027)
Accumulated other comprehensive loss (Note 9)	(719)	(734)
Total common shareholders’ equity	18,306	17,763
Total liabilities and common shareholders’ equity	$44,029	$43,088

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Six Months Ended June 30,	2011	2010
Operating Activities
Net income	$1,424	$1,227
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	796	735
Deferred income taxes and unrecognized tax benefits	459	119
Net gain on non-operating asset dispositions	(5)	(8)
Other operating activities, net	(51)	(165)
Changes in current assets and liabilities:
Accounts receivable, net (Note 10)	(243)	(584)
Materials and supplies	(96)	(21)
Other current assets	95	75
Accounts payable and other current liabilities	261	317
Cash provided by operating activities	2,640	1,695
Investing Activities
Capital investments	(1,327)	(1,056)
Proceeds from asset sales	30	31
Acquisition of equipment pending financing	(85)	-
Proceeds from sale of assets financed	85	-
Other investing activities, net	(69)	(43)
Cash used in investing activities	(1,366)	(1,068)
Financing Activities
Common share repurchases (Note 17)	(608)	(422)
Dividends paid	(374)	(272)
Debt exchange	(272)	-
Debt repaid	(131)	(885)
Debt issued (Note 14)	-	400
Other financing activities, net	80	19
Cash used in financing activities	(1,305)	(1,160)
Net change in cash and cash equivalents	(31)	(533)
Cash and cash equivalents at beginning of year	1,086	1,850
Cash and cash equivalents at end of period	$1,055	$1,317
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$228	$163
Capital lease financings	120	-
Capital investments accrued but not yet paid	100	71
Common shares repurchased but not yet paid	-	44
Cash paid for:
Interest, net of amounts capitalized	$(315)	$(316)
Income taxes, net of refunds	(135)	(343)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2010	553.5	(48.5)	$1,384	$3,968	$15,027	$(2,924)	$(654)	$16,801
Comprehensive income:
Net income			-	-	1,227	-	-	1,277
Other comp. income			-	-	-	-	6	6
Total comp. income (Note 9)								1,233
Conversion, stock option exercises, forfeitures, and other	0.4	0.9	1	10	-	47	-	58
Share repurchases (Note 17)	-	(6.5)	-	-	-	(466)	-	(466)
Cash dividends declared ($0.60 per share)	-	-	-	-	(303)	-	-	(303)
Balance at June 30, 2010	553.9	(54.1)	$1,385	$3,978	$15,951	$(3,343)	$(648)	$17,323

Balance at January 1, 2011	553.9	(62.3)	$1,385	$3,985	$17,154	$(4,027)	$(734)	$17,763
Comprehensive income:
Net income			-	-	1,424	-	-	1,424
Other comp. income			-	-	-	-	15	15
Total comp. income (Note 9)								1,439
Conversion, stock option exercises, forfeitures, and other	0.4	2.1	1	14	-	116	-	131
Share repurchases (Note 17)	-	(6.2)	-	-	-	(608)	-	(608)
Cash dividends declared ($0.855 per share)	-	-	-	-	(419)	-	-	(419)
Balance at June 30, 2011	554.3	(66.4)	$1,386	$3,999	$18,159	$(4,519)	$(719)	$18,306

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (See Note 9)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2010, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2010 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results for the entire year ending December 31, 2011.

The Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

2. Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Agricultural	$849	$698	$1,656	$1,428
Automotive	381	334	723	639
Chemicals	703	592	1,367	1,179
Energy	950	836	1,902	1,680
Industrial Products	803	692	1,493	1,290
Intermodal	909	804	1,702	1,495
Total freight revenues	4,595	3,956	8,843	7,711
Other revenues	263	226	505	436
Total operating revenues	$4,858	$4,182	$9,348	$8,147

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported are outside the U.S.

4. Stock-Based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Stock-based compensation, before tax:
Stock options	$4	$5	$9	$9
Retention awards	17	16	34	29
Total stock-based compensation, before tax	$21	$21	$43	$38
Excess tax benefits from equity compensation plans	$29	$2	$67	$11

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

A summary of stock option activity during the six months ended June 30, 2011 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2011	9,815	$44.77	5.2 yrs.	$470
Granted	618	93.60	N/A	N/A
Exercised	(2,659)	37.98	N/A	N/A
Forfeited or expired	(40)	63.11	N/A	N/A
Outstanding at June 30, 2011	7,734	$50.91	5.7 yrs.	$414

Vested or expected to vest at June 30, 2011	7,645	$50.71	5.7 yrs.	$410

Options exercisable at June 30, 2011	6,077	$46.12	4.9 yrs.	$354

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at June 30, 2011 are subject to performance or market-based vesting conditions.

At June 30, 2011, there was $25 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.2 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Intrinsic value of stock options exercised	$76	$8	$165	$26
Cash received from option exercises	44	11	106	34
Treasury shares repurchased for employee payroll taxes	(16)	(2)	(41)	(8)
Tax benefit realized from option exercises	29	3	63	10
Aggregate grant-date fair value of stock options vested	1	-	19	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2011 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	2,638	$ 54.01
Granted	528	93.68
Vested	(527)	48.58
Forfeited	(54)	57.46
Nonvested at June 30, 2011	2,585	$ 63.15

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At June 30, 2011, there was $90 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2011 grant were as follows:

2011
Dividend per share for the quarter	$0.38
Risk-free interest rate at date of grant	1.2%

Changes in our performance retention awards during the six months ended June 30, 2011 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,151	$ 53.93
Granted	376	89.87
Vested	(194)	60.20
Forfeited	(116)	59.64
Nonvested at June 30, 2011	1,217	$ 63.49

At June 30, 2011, there was $45 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.6 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Service cost	$11	$11	$22	$22
Interest cost	36	35	72	70
Expected return on plan assets	(45)	(44)	(90)	(89)
Amortization of:
Prior service cost	-	1	1	2
Actuarial loss	18	10	35	21
Net periodic pension cost	$20	$13	$40	$26

The components of our net periodic OPEB cost/(benefit) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Service cost	$-	$-	$1	$1
Interest cost	4	4	8	8
Amortization of:
Prior service (credit)	(9)	(11)	(18)	(22)
Actuarial loss	4	4	7	7
Net periodic OPEB benefit	$(1)	$(3)	$(2)	$(6)

Cash Contributions

For the six months ended June 30, 2011, we did not make any cash contributions to the qualified pension plan. Any additional contributions made in the second half of the year will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2011, we do not have minimum funding requirements for 2011.

6. Other Income

Other income included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Rental income	$19	$21	$39	$41
Net gain on non-operating asset dispositions	4	2	5	8
Interest income	1	1	2	2
Early extinguishment of debt	-	-	-	(16)
Non-operating environmental costs and other	2	(5)	(5)	(15)
Total	$26	$19	$41	$20

7. Income Taxes

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 1999, and the statute of limitations bars any additional tax assessments. Interest calculations may remain open for years prior to 1999. The IRS has completed its examinations and issued notices of deficiency for tax years 1999 through 2006. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. During the second quarter of 2011, the IRS completed its examination and issued a notice of deficiency for tax years 2007 and 2008. We disagree with many of their proposed adjustments, and will contest the adjustments through the IRS Appeals process and potentially through litigation. We anticipate a partial settlement of the tax years 1999 through 2004 in the next 12 months. Several state tax authorities are examining our state income tax returns for tax years 2003 through 2006.

Based on the IRS’s examination report for tax years 2007 and 2008, we increased our liability for uncertain tax benefits from $86 million at December 31, 2010, to $149 million at June 30, 2011. Most of this increase is a reclassification from our deferred income tax liability. Of the $149 million, we have classified $78 million as current in anticipation of a partial settlement in the next 12 months for tax years 1999 through 2004.

In February 2011, Arizona enacted legislation that will decrease the state’s corporate tax rate. This reduced our deferred tax expense by $14 million in the first quarter of 2011.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, Except Per Share Amounts	2011	2010	2011	2010
Net income	$785	$711	$1,424	$1,227

Weighted-average number of shares outstanding:
Basic	488.4	501.8	489.0	503.1
Dilutive effect of stock options	1.4	3.4	1.4	3.2
Dilutive effect of retention shares and units	2.6	1.3	2.9	1.3
Diluted	492.4	506.5	493.3	507.6

Earnings per share – basic	$1.61	$1.42	$2.91	$2.44
Earnings per share – diluted	$1.59	$1.40	$2.89	$2.42
Stock options excluded as their inclusion would be antidilutive	0.6	0.8	0.5	0.7

9. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Net income	$785	$711	$1,424	$1,227
Other comprehensive income/(loss):
Defined benefit plans	-	1	1	4
Foreign currency translation	9	(1)	14	1
Derivatives	-	-	-	1
Total other comprehensive income [a]	9	-	15	6

Total comprehensive income	$794	$711	$1,439	$1,233

[a]

Net of deferred taxes of $5 million and $9 million during the three and six months ended June 30, 2011, respectively, and $0 million and $1 million during the three and six months ended June 30, 2010, respectively.

The after-tax components of accumulated other comprehensive loss were as follows:

Millions	Jun. 30, 2011	Dec. 31, 2010
Defined benefit plans	$(702)	$(703)
Foreign currency translation	(14)	(28)
Derivatives	(3)	(3)
Total	$(719)	$(734)

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At June 30, 2011 and December 31, 2010, our accounts receivable were reduced by $6 million and $5 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At June 30, 2011 and December 31, 2010, receivables classified as other assets were reduced by allowances of $49 million and $51 million, respectively.

Receivables Securitization Facility – Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at June 30, 2011 and December 31, 2010. The value of the outstanding undivided interest held by investors under the facility was $100 million at June 30, 2011 and December 31, 2010, and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year. The value of the undivided interest held by investors was supported by $1.1 billion and $960 million of accounts receivable at June 30, 2011, and December 31, 2010, respectively. At June 30, 2011, and December 31, 2010, the value of the interest retained by UPRI was $1.1 billion and $960 million, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of June 30, 2011. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $4.6 billion and $4.0 billion during the three months ended June 30, 2011 and 2010, respectively, and $8.9 billion and $7.7 billion during the six months ended June 30, 2011 and 2010, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended June 30, 2011 and 2010, and $2 million and $3 million for the six months ended June 30, 2011, and 2010, respectively.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

We are currently in process of renewing the receivables securitization facility for an additional 364-day period at comparable terms and conditions.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted average composite depreciation rate for each category:

Millions, Except Percentages As of June 30, 2011	Cost	Accumulated Depreciation		Net Book Value	Depreciation Rate for 2011
Land	$5,008	$	N/A	$5,008	N/A

Road:
Rail and other track material [a]	12,221		4,506	7,715	3.3%
Ties	7,814		1,944	5,870	2.9%
Ballast	4,081		969	3,112	3.0%
Other [b]	13,783		2,437	11,346	2.6%
Total road	37,899		9,856	28,043	2.9%

Equipment:
Locomotives	6,198		2,817	3,381	5.7%
Freight cars	1,926		1,059	867	3.5%
Work equipment and other	443		42	401	5.6%
Total equipment	8,567		3,918	4,649	5.2%

Technology and other	571		253	318	12.7%
Construction in progress	890		-	890	N/A
Total	$52,935		$14,027	$38,908	N/A

[a]	Includes a weighted-average composite depreciation rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

Millions, Except Percentages As of December 31, 2010	Cost	Accumulated Depreciation		Net Book Value	Depreciation Rate for 2010
Land	$4,984	$	N/A	$4,984	N/A

Road:
Rail and other track material [a]	11,992		4,458	7,534	3.1%
Ties	7,631		1,858	5,773	2.8%
Ballast	4,011		944	3,067	3.0%
Other [b]	13,634		2,376	11,258	2.5%
Total road	37,268		9,636	27,632	2.8%

Equipment:
Locomotives	6,136		2,699	3,437	5.6%
Freight cars	1,886		1,040	846	3.6%
Work equipment and other	305		39	266	4.0%
Total equipment	8,327		3,778	4,549	5.1%

Technology and other	565		241	324	13.2%
Construction in progress	764		-	764	N/A
Total	$51,908		$13,655	$38,253	N/A

[a]	Includes a weighted-average composite depreciation rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

Millions	Jun. 30, 2011	Dec. 31, 2010
Accounts payable	$816	$677
Income and other taxes	418	337
Dividends and interest	400	383
Accrued wages and vacation	360	357
Accrued casualty costs	337	325
Equipment rents payable	92	86
Other	551	548
Total accounts payable and other current liabilities	$2,974	$2,713

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At June 30, 2011 and December 31, 2010, we had reductions of $2 million and $3 million, respectively, recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of June 30, 2011 and December 31, 2010, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the six months ended June 30:

Millions	2011	2010
Decrease in interest expense from interest rate hedging	$-	$2
Increase in pre-tax income	$-	$2

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At June 30, 2011, the fair value of total debt was $9.9 billion, approximately $1.0 billion more than the carrying value. At December 31, 2010, the fair value of total debt was $10.4 billion, approximately $1.2 billion more than the carrying value. At June 30, 2011 and December 31, 2010, approximately $303 million of fixed-rate debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – During the second quarter of 2011, we replaced our $1.9 billion revolving credit facility, which would have expired in April 2012, with a new $1.8 billion facility that expires in May 2015 (the facility). The facility is based on substantially similar terms as those in the previous credit facility. On June 30, 2011, we had $1.8 billion of credit available under the facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the six months ended June 30, 2011. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At June 30, 2011, and December 31, 2010 (and at all times during the first and second quarters), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2011, the debt-to-net-worth coverage ratio allowed us to carry up to $36.6 billion of debt (as defined in the facility), and we had $9.3 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the six months ended June 30, 2011, we did not issue or repay any commercial paper, and at June 30, 2011, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility.

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

As of June 30, 2011, and December 31, 2010, we reclassified as long-term debt approximately $574 million and $100 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Exchange – On May 23, 2011, we announced the commencement of a private offer to exchange various outstanding notes and debentures due between 2013 and 2019 (Existing Notes). The exchange transaction closed on June 23, 2011, at which time $857 million of Existing Notes were exchanged for $750 million of 4.163% notes (New Notes) due July 15, 2022, plus cash consideration of approximately $267 million and $17 million for accrued and unpaid interest on the Existing Notes. The cash consideration, which will be recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes will be amortized as an adjustment of interest expense over the term of the New Notes. No gain or loss will be recognized as a result of the exchange. Costs related to the debt exchange that are payable to parties other than the debt holders total approximately $6 million and are included in interest expense during the second quarter.

The following table lists the outstanding notes and debentures that were exchanged:

Millions	Principal amount exchanged
7.875% Notes due 2019	$196
5.450% Notes due 2013	50
5.125% Notes due 2014	45
5.375% Notes due 2014	55
5.700% Notes due 2018	277
5.750% Notes due 2017	178
7.000% Debentures due 2016	38
5.650% Notes due 2017	18
Total	$857

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase price options are not considered to be potentially significant to the VIE’s. The future minimum lease payments associated with the VIE leases totaled $4.1 billion as of June 30, 2011.

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 88% of the recorded liability is related to asserted claims, and approximately 12% is related to unasserted claims at June 30, 2011. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Six Months Ended June 30,	2011	2010
Beginning balance	$426	$545
Current year accruals	67	82
Changes in estimates for prior years	(39)	(56)
Payments	(53)	(109)
Ending balance at June 30	$401	$462

Current portion, ending balance at June 30	$140	$157

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 20% of the recorded liability related to asserted claims and approximately 80% related to unasserted claims at June 30, 2011.

Our asbestos-related liability activity was as follows:

Millions, for the Six Months Ended June 30,	2011	2010
Beginning balance	$162	$174
Accruals	-	-
Payments	(5)	(6)
Ending balance at June 30	$157	$168

Current portion, ending balance at June 30	$11	$13

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at June 30, 2011, and December 31, 2010.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 294 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At June 30, 2011, less than 1% of our environmental liability was discounted at 3.2%, while approximately 5% of our environmental liability was discounted at 2.8% at December 31, 2010.

Our environmental liability activity was as follows:

Millions, for the Six Months Ended June 30,	2011	2010
Beginning balance	$213	$217
Accruals	17	20
Payments	(22)	(18)
Ending balance at June 30	$208	$219

Current portion, ending balance at June 30	$74	$82

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

Guarantees – At June 30, 2011, we were contingently liable for $358 million in guarantees. We have recorded a liability of $2 million and $3 million for the fair value of these obligations as of June 30, 2011, and December 31, 2010, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At June 30, 2011, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $4.7 billion.

17. Share Repurchase Program

The shares repurchased in the first quarter, shown in the table below, were repurchased under our authorized share repurchase program that expired on March 31, 2011. Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million common shares of UPC by March 31, 2014, replacing our previous repurchase program. The shares repurchased in the second quarter, shown in the table below, were purchased under the new program. As of June 30, 2011, we had repurchased a total of $4.8 billion of UPC common stock since the commencement of purchases under our repurchase programs.

	Number of Shares Purchased		Average Price Paid
	2011	2010	2011	2010
First quarter [a]	2,636,178	-	$94.10	$-
Second quarter	3,576,399	6,496,400	100.75	71.74
Total	6,212,577	6,496,400	$97.92	$71.74
Remaining number of shares that may yet be repurchased				36,423,601

[a]	Shares repurchased in the first quarter were authorized by a prior share repurchase program, which expired March 31, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2011, Compared to

Three and Six Months Ended June 30, 2010

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2010 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first six months of 2011.

RESULTS OF OPERATIONS

Quarterly Summary

We reported record earnings of $1.59 per diluted share on net income of $785 million in the second quarter of 2011 compared to earnings of $1.40 per diluted share on net income of $711 million for the second quarter of 2010. Year-to-date, net income was $1.4 billion versus $1.2 billion for the same period in 2010. Freight revenues increased $639 million in the second quarter compared to the same period in 2010 driven by higher fuel surcharges, core pricing gains, and volume growth of 3%. Improved economic conditions increased demand for our services across five of the six commodity groups compared to the second quarter of 2010 and all six for the year-to-date period. Consistent with the first quarter, we leveraged additional traffic volumes by effectively utilizing our assets and minimizing operational cost increases. These efforts, coupled with improved pricing and volume growth, increased earnings in the second quarter and year-to-date period of 2011 versus 2010.

During the quarter, historic flooding occurred in a large area of the Midwest, affecting the Missouri River from north of Sioux City, Iowa, to east of Jefferson City, Missouri, and the Platte River in Nebraska. For portions of our network at risk, we raised track and built protective berms, as well as positioned sandbags to secure signals and other buildings, facilities and equipment. In areas where flooding affected our track, we implemented a rerouting strategy to maintain service to most of our customers. In the second quarter, Midwest flooding increased operating expenses by $14 million, or $0.02 per diluted share and resulted in missed coal revenue of approximately $20 million, or $0.02 per diluted share net of estimated cost savings in the second quarter. Flood conditions are continuing in the third quarter and could continue into the fourth quarter of this year. In other areas, our main lines are operating normally.

Although weather generally can affect our operations, we experienced more significant impacts this year compared to 2010. We have been able to mitigate the effects to maintain a reliable network. As reported to the Association of American Railroads (AAR), average train speed decreased 1% in the second quarter of 2011 versus 2010 due to a 3% increase in carloads coupled with Midwest flooding. Average rail car inventory decreased 1% as we continued to adjust our freight car fleet to match performance and demand. Over time, faster cycle times and improved service reliability enabled us to handle freight with fewer cars. Average terminal dwell time increased 4% during the second quarter of 2011 compared to 2010. The Midwest flooding, track maintenance and replacement work, and a shift in mix to more manifest traffic, which requires additional terminal processing, all contributed to the increase in terminal dwell time.

Operating Revenues

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions	2011	2010	Change	2011	2010	Change
Freight revenues	$4,595	$3,956	16%	$8,843	$7,711	15%
Other revenues	263	226	16	505	436	16
Total	$4,858	$4,182	16%	$9,348	$8,147	15%

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

Freight revenues for all six commodity groups increased during the second quarter and year-to-date period of 2011 compared to 2010, as a result of economic improvements in many market sectors, with particularly strong growth in agricultural and chemicals shipments. ARC increased 13% and 10% during the second quarter and year-to-date period, respectively, driven by higher fuel cost recoveries and core pricing gains. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic, which is described below in more detail. Higher fuel prices, volume growth, and new fuel surcharge provisions in renegotiated contracts all combined to increase revenues from fuel surcharges.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $580 million and $992 million in freight revenues in the second quarter and year-to-date period of 2011, compared to $309 million and $565 million in the same periods of 2010, respectively. Increases in both fuel prices and volume levels drove the higher fuel surcharge amounts in both periods. Additionally, fuel surcharge revenue is not entirely comparable to prior periods due to implementation of new mileage-based fuel surcharge programs. In April 2007, we converted regulated traffic, which represents approximately 18% of our current revenue base, to mileage-based fuel surcharge programs. In addition, we continue to convert portions of our non-regulated traffic to mileage-based fuel surcharge programs. At the time of the conversion, we also reset the base fuel price at which the new mileage-based fuel surcharges take effect. Resetting the fuel price at which the fuel surcharge begins, in conjunction with rebasing the affected transportation rates to include a portion of what had been in the fuel surcharge, does not materially change our freight revenue as higher base rates offset lower fuel surcharge revenue.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads (each intermodal container or trailer equals one carload), and ARC by commodity type:

Freight Revenues	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Millions	2011	2010		2011	2010
Agricultural	$849	$698	22%	$1,656	$1,428	16%
Automotive	381	334	14	723	639	13
Chemicals	703	592	19	1,367	1,179	16
Energy	950	836	14	1,902	1,680	13
Industrial Products	803	692	16	1,493	1,290	16
Intermodal	909	804	13	1,702	1,495	14
Total	$4,595	$3,956	16%	$8,843	$7,711	15%

Revenue Carloads	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Thousands	2011	2010		2011	2010
Agricultural	237	213	11%	475	441	8%
Automotive	165	159	4	322	310	4
Chemicals	233	209	11	456	412	11
Energy	496	486	2	1,034	1,002	3
Industrial Products	297	286	4	560	528	6
Intermodal	819	827	(1)	1,589	1,569	1
Total	2,247	2,180	3%	4,436	4,262	4%

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Average Revenue per Car	2011	2010		2011	2010
Agricultural	$3,580	$3,277	9%	$3,483	$3,238	8%
Automotive	2,321	2,094	11	2,250	2,059	9
Chemicals	3,024	2,826	7	3,000	2,859	5
Energy	1,916	1,722	11	1,840	1,677	10
Industrial Products	2,697	2,420	11	2,665	2,444	9
Intermodal	1,108	974	14	1,071	953	12
Average	$2,045	$1,815	13%	$1,993	$1,809	10%

Agricultural Products – Higher volume, fuel surcharges, and price improvements increased agricultural freight revenue in the second quarter and six-month period of 2011 versus 2010. Strong export demand for U.S. wheat via Gulf ports primarily drove a 40% increase in shipments of wheat and food grains during both periods. Lower shipments of feed for both domestic use and shipments to the Pacific Northwest for export reduced shipments of corn and feed grain in the first quarter. More corn shipments to Gulf ports in the second quarter offset the lower volumes in the first quarter.

Automotive – Core pricing gains and fuel surcharges, combined with increased shipments of finished vehicles and automotive parts in the second quarter and year-to-date in 2011, improved automotive freight revenue from 2010 levels. Although higher production and sales levels during the first half of the year contributed to volume growth, the disaster in Japan, which reduced shipments of international vehicles in the second quarter, partially offset this growth.

Chemicals – Higher volume, price improvements and fuel surcharges increased freight revenue from chemicals in the second quarter and six-month period of 2011 versus 2010. In mid-2010, we began moving crude oil shipments from the Bakken formation in North Dakota to facilities in Louisiana. This new business, along with shipments from the Eagle Ford shale formation in south Texas, contributed to 31% and 32% increases in shipments of petroleum products during the second quarter and year-to-date. Strong export demand and robust spring planting activity increased fertilizer shipments by 22% and 19% in the second quarter and year-to-date in 2011 versus 2010. Additionally, improving market conditions increased demand for industrial chemicals during the second quarter and six-month period of 2011, driving volume levels up versus 2010.

Energy – Higher fuel surcharges, core pricing gains and volume growth increased freight revenue from energy shipments in the second quarter and year-to-date in 2011 versus 2010. Shipments of coal from the Southern Powder River Basin (SPRB) were up 2% and 3% in the second quarter and year-to-date in 2011 compared to 2010, respectively, reflecting new business from existing Wisconsin customers and deliveries to a new coal unit in San Antonio, Texas. Conversely, shipments from Colorado and Utah mines declined 4% in the second quarter and six-month period of 2011 versus 2010 due to lower mine production, increased competition from low cost natural gas and weaker eastern utility demand, which were partially offset by increased exports. In addition, the Midwest flooding reduced energy volumes in the second quarter.

Industrial Products – Volume gains, core pricing improvement, and fuel surcharges increased freight revenue from industrial products in the second quarter and six-month period of 2011 versus 2010. Shipments of non-metallic minerals (primarily frac sand) grew in response to a dramatic rise in horizontal drilling activity for natural gas and oil, while steel shipments increased due to higher demand for steel coils and plate for pipe and automotive production in both periods. In addition, higher demand in China for iron ore also drove volume growth. Inventory replenishments and conversions from truck to rail increased paper shipments. Conversely, lower commercial construction activity negatively impacted stone, sand and gravel shipments in the second quarter and year-to-date in 2011 compared to 2010.

Intermodal – Fuel surcharge gains (including improved fuel recovery provisions) and pricing improvements drove an increase in freight revenue from intermodal shipments in the second quarter and year-to-date in 2011 compared to 2010. Volume from international traffic decreased in the second quarter of 2011 versus 2010 driven by the loss of a customer contract, while domestic traffic remained flat against strong volumes in 2010. Year-to-date, volume from international and domestic traffic increased from 2010 levels; however, reduced international traffic, reflecting softer economic conditions, and increasing competition for domestic traffic in the second quarter offset most of the year-over-year gains.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 18% to $460 million in the second quarter of 2011 versus the same period in 2010. Volume levels for five of the six commodity groups increased (energy shipments declined), up 9% in aggregate versus 2010, with particularly strong growth in chemicals, industrial products, and intermodal shipments. Year-to-date, revenue grew 17% versus 2010 to $878 million, driven by volume growth of 10% versus 2010.

Operating Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions	2011	2010	Change	2011	2010	Change
Compensation and benefits	$1,166	$1,051	11%	$2,333	$2,110	11%
Fuel	904	608	49	1,730	1,191	45
Purchased services and materials	516	472	9	991	904	10
Depreciation	401	368	9	796	735	8
Equipment and other rents	283	282	-	585	572	2
Other	196	122	61	384	368	4
Total	$3,466	$2,903	19%	$6,819	$5,880	16%

Operating expenses increased $563 million and $939 million in the second quarter and six-month period of 2011 versus the comparable periods in 2010. Our fuel price per gallon increased 44% and 39% during the second quarter and year-to-date, accounting for $263 million and $463 million of the increases, respectively. Wage and benefit inflation, volume-related costs, depreciation, and property taxes also contributed to higher expenses during both periods. In addition, second quarter expenses increased $14 million for flood-related costs. Cost savings from productivity improvements and better resource utilization partially offset these increases. A $45 million one-time payment relating to a transaction with CSX Intermodal, Inc (CSXI) increased operating expenses during the first quarter of 2010, which favorably affects expenses in 2011 when compared to 2010.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Volume-related expenses, general wage and benefit inflation, higher training costs associated with new hires and higher pension expense drove the increase during the second quarter and year-to-date in 2011 compared to the same period in 2010.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Higher locomotive diesel fuel prices, which averaged $3.29 and $3.08 per gallon (including taxes and transportation costs) in the second quarter and six-month period of 2011 compared to $2.29 and $2.22 per gallon in the same periods in 2010, increased expenses by $263 million and $463 million, respectively. In addition, higher gasoline prices for highway and non-highway vehicles also increased in both periods. Volume, as measured by gross ton-miles, increased 5% in both the second quarter and six-month period versus 2010, driving expense up by $29 million and $59 million, respectively. Conversely, our fuel consumption rate improved 2% in the second quarter of 2011 versus 2010 due to on-going fuel conservation efforts, resulting in $9 million of savings. Year-to-date, the fuel consumption rate improved 1%, as the impact of severe winter weather on our locomotive fuel usage partially offset improvements from fuel conservation efforts.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Expenses for contract services increased $37 million and $67 million, respectively, in the second quarter and six-month period of 2011 versus 2010, driven by contract expenses incurred by our subsidiaries for volume-related external transportation services, equipment maintenance, and various other types of contractual services including flood-related service work. Volume-related crew transportation and lodging costs, as well as expenses associated with jointly owned operating facilities, also increased costs from 2010. In addition, an increase in locomotive maintenance materials used to prepare a portion of our locomotive fleet for return to active service due to increased volume and additional capacity for flood related reroutes increased expenses during the second quarter and year-to-date period compared to 2010.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting ongoing capital spending, increased depreciation expense in the second quarter and year-to-date in 2011 compared to 2010. Higher depreciation rates for rail and other track material also drove the increase. The higher rates, which became effective January 1, 2011, resulted primarily from increased track usage (based on higher gross ton-miles in 2010).

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other rent expenses; and office and other rentals. Second quarter expense was flat year-over-year as higher office and other specialty leases offset lower lease expense for locomotives and freight cars. Year-to-date, container lease and short-term freight car rental expense increased. Conversely, lower freight car lease expense decreased costs compared to the six month period of 2010.

Other – Other expenses include personal injury, freight and property damage, destruction of foreign equipment, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Higher casualty costs and property taxes increased other costs in the second quarter of 2011 compared to the same period of 2010. Despite continual improvement in our safety experience and lower estimated costs, personal injury expense increased in the second quarter of 2011 compared to 2010, as the reduction of liability for past years from our recent actuarial study was less than the reduction from our 2010 study. Year-to-date, higher property taxes and casualty costs, which only increased modestly for personal injury expense, were partially offset by the $45 million one-time payment in the first quarter of 2010 related to a transaction with CSXI.

Non-Operating Items

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Millions	2011	2010		2011	2010
Other income	$26	$19	37%	$41	$20	F
Interest expense	(148)	(152)	(3)	(289)	(307)	(6)
Income taxes	(485)	(435)	11	(857)	(753)	14

Other Income – Other income increased in the second quarter and six-month period of 2011 versus the same period in 2010 due to premiums paid for early redemption of existing long-term debt in first quarter of 2010 and lower environmental costs.

Interest Expense – Interest expense decreased slightly in the second quarter of 2011 versus 2010 due to a lower weighted-average debt level of $9.1 billion versus $9.6 billion. The effective interest rate was 6.3% in both the second quarter of 2011 and 2010. A lower weighted-average debt level of $9.2 billion in 2011 versus $9.8 billion in 2010 drove the decrease in year-to-date interest expense. The effective interest rate was 6.3% versus 6.2% year-to-date in 2011 and 2010, respectively.

Income Taxes – Higher income taxes in the second quarter and year-to-date in 2011 compared to 2010 primarily result from higher pre-tax income. Our effective tax rate for the second quarter and year-to-date in 2011 was 38.2% and 37.6%, respectively, compared to 38.0% for the corresponding periods of 2010. Year-to-date, the lower effective tax rate in 2011 is primarily due to Arizona legislation reducing the state’s corporate tax rate.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of freight cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
Average train speed (miles per hour)	26.1	26.4	(1)%	26.1	26.3	(1)%
Average terminal dwell time (hours)	25.6	24.7	4%	26.0	25.4	2%
Average rail car inventory (thousands)	271.9	275.2	(1)%	271.5	276.4	(2)%
Gross ton-miles (billions)	239.2	228.1	5%	474.6	451.8	5%
Revenue ton-miles (billions)	132.2	126.3	5%	264.9	253.1	5%
Operating ratio	71.3	69.4	(1.9) pts	72.9	72.2	(0.7) pts
Employees (average)	44,971	42,571	6%	44,508	42,350	5%
Customer satisfaction index	92	89	3 pts	92	88	4 pts

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed decreased 1% in the second quarter of 2011 compared to the same period in 2010 due to a 3% increase in carloads coupled with the impact of Midwest flooding. Severe winter weather and Midwest flooding, which had a greater impact than weather events in 2010, drove the decline in the six-month period of 2011 compared to 2010. Overall, we continued operating a fluid and efficient network during the first half of the year, effectively handling the 4% increase in carloads compared to the first half of 2010.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 4% in the second quarter of 2011 compared to 2010. Year-to-date, average terminal dwell time increased 2% compared to 2010. Effects of the Midwest flooding, February winter storm, which impacted major terminals (including Chicago, St. Louis, and Fort Worth), track maintenance and improvement programs, and a shift of traffic mix to more manifest traffic, which requires additional terminal processing, all contributed to the increase.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Lower average rail car inventory reduces congestion in our yards and sidings, which increases train speed, reduces average terminal dwell time, and improves rail car utilization. Average rail car inventory decreased 1% and 2% in the second quarter and year-to-date period of 2011 compared to 2010, respectively, as we continue to adjust the size of our freight car fleet.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross and revenue-ton-miles increased 5% in the second quarter and year-to-date in 2011 compared to 2010, driven by a 3% and 4% increase in carloads, respectively. Mix changes to heavier commodity groups drove the difference in increases between gross and revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio increased 1.9 points to 71.3% in the second quarter of 2011 versus the same period of 2010 and 0.7 points to 72.9% in the six-month period of 2011 versus 2010. Higher fuel prices, inflation and flooding costs partially offset by core pricing gains and productivity initiatives drove the increase.

Employees – Employee levels were up 6% and 5% in the second quarter and six-month period of 2011 versus 2010, respectively, driven by a 3% and 4% increase in volume levels, a higher number of Trainmen, Engineers, and Yard employees currently in training, and increased work on construction projects.

Customer Satisfaction Index – Our customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. We believe that improvement in survey results in the second quarter and year-to-date period of 2011 generally reflects customer recognition of our service quality.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	Jun. 30, 2011	Dec. 31, 2010
Debt (a)	$8,938	$9,242
Equity	18,306	17,763
Capital (b)	$27,244	$27,005
Debt to capital (a/b)	32.8%	34.2%

Millions, Except Percentages	Jun. 30, 2011	Dec. 31, 2010
Debt	8,938	9,242
Net present value of operating leases	3,325	3,476
Unfunded pension and OPEB	421	421
Adjusted debt (a)	$12,684	$13,139
Equity	18,306	17,763
Adjusted capital (b)	$30,990	$30,902
Adjusted debt to capital (a/b)	40.9%	42.5%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 6.3% at June 30, 2011 and 6.2% at December 31, 2010. The higher discount rate reflects changes to interest rates and our current financing costs. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows Millions, for the six month ended June 30	2011	2010
Cash provided by operating activities	$2,640	$1,695
Cash used in investing activities	(1,366)	(1,068)
Cash used in financing activities	(1,305)	(1,160)
Net change in cash and cash equivalents	$(31)	$(533)

Operating Activities

Higher net income in the first six months of 2011 increased cash provided by operating activities compared to the same period of 2010. In addition, the adoption of a new accounting standard in January of 2010 changed the accounting treatment for our receivables securitization facility from a sale of undivided interests (recorded as an operating activity) to a secured borrowing (recorded as a financing activity), which decreased cash provided by operating activities by $400 million in the first half of 2010.

Investing Activities

Higher capital investments in the first six months of 2011 drove the increase in cash used in investing activities compared to the same period in 2010.

The table below details cash capital investments:

Millions, for the six months ended June 30	2011	2010
Rail and other track material	$350	$317
Ties	199	238
Ballast	110	105
Other [a]	130	122
Total road infrastructure replacements	789	782

Line expansion and other capacity projects	129	40
Commercial facilities	18	65
Total capacity and commercial facilities	147	105

Locomotives and freight cars	248	87
Positive train control	84	30
Technology and other	59	52
Total cash capital investments	$1,327	$1,056

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Financing Activities

Cash used in financing activities increased in the first six months of 2011 versus the same period of 2010 driven by an increase of $186 million of shares repurchased under our common stock repurchase program. Additionally, higher dividend payments in 2011 of $374 million compared to $272 million in 2010, reflecting our higher dividends per share, also contributed to the increase in cash used in financing activities of 2011.

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

Millions, for the six months ended June 30	2011	2010
Cash provided by operating activities	$2,640	$1,695
Receivables securitization facility [a]	-	400
Cash provided by operating activities adjusted for the receivables securitization facility	2,640	2,095

Cash used in investing activities	(1,366)	(1,068)
Dividends paid	(374)	(272)
Free cash flow	$900	$755

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

Credit Facilities – During the second quarter of 2011, we replaced our $1.9 billion revolving credit facility, which would have expired in April 2012, with a new $1.8 billion facility that expires in May 2015 (the facility). The facility is based on substantially similar terms as those in the previous credit facility. On June 30, 2011, we had $1.8 billion of credit available under the facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the six months ended June 30, 2011. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At June 30, 2011, and December 31, 2010 (and at all times during the first and second quarters), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2011, the debt-to-net-worth coverage ratio allowed us to carry up to $36.6 billion of debt (as defined in the facility), and we had $9.3 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the six months ended June 30, 2011, we did not issue or repay any commercial paper, and at June 30, 2011, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility.

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

As of June 30, 2011, and December 31, 2010, we reclassified as long-term debt approximately $574 million and $100 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Receivables Securitization Facility – Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at June 30, 2011 and December 31, 2010. The value of the outstanding undivided interest held by investors under the facility was $100 million at June 30, 2011 and December 31, 2010, and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year. The value of the undivided interest held by investors was supported by $1.1 billion and $960 million of accounts receivable at June 30, 2011, and December 31, 2010, respectively. At June 30, 2011, and December 31, 2010, the value of the interest retained by UPRI was $1.1 billion and $960 million, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of June 30, 2011. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $4.6 billion and $4.0 billion during the three months ended June 30, 2011 and 2010, respectively, and $8.9 billion and $7.7 billion during the six months ended June 30, 2011 and 2010, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended June 30, 2011 and 2010, and $2 million and $3 million for the six months ended June 30, 2011, and 2010, respectively.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

We are currently in process of renewing the receivables securitization facility for an additional 364-day period at comparable terms and conditions.

Debt Exchange – On May 23, 2011, we announced the commencement of a private offer to exchange various outstanding notes and debentures due between 2013 and 2019 (Existing Notes). The exchange transaction closed on June 23, 2011, at which time $857 million of Existing Notes were exchanged for $750 million of 4.163% notes (New Notes) due July 15, 2022, plus cash consideration of approximately $267 million and $17 million for accrued and unpaid interest on the Existing Notes. The cash consideration, which will be recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes will be amortized as an adjustment of interest expense over the term of the New Notes. No gain or loss will be recognized as a result of the exchange. Costs related to the debt exchange that are payable to parties other than the debt holders total approximately $6 million and are included in interest expense during the second quarter.

The following table lists the outstanding notes and debentures that were exchanged:

Millions	Principal amount exchanged
7.875% Notes due 2019	$196
5.450% Notes due 2013	50
5.125% Notes due 2014	45
5.375% Notes due 2014	55
5.700% Notes due 2018	277
5.750% Notes due 2017	178
7.000% Debentures due 2016	38
5.650% Notes due 2017	18
Total	$857

Debt Redemption – On March 22, 2010, we redeemed $175 million of our 6.5% notes due April 15, 2012. The redemption resulted in an early extinguishment charge of $16 million in the first quarter of 2010.

Share Repurchase Program – The shares repurchased in the first quarter, shown in the table below, were repurchased under our authorized repurchase program that expired on March 31, 2011. Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million common shares of UPC by March 31, 2014, replacing our previous repurchase program. The shares repurchased in the second quarter, shown in the table below, were purchased under the new program. As of June 30, 2011, we had repurchased a total of $4.8 billion of UPC common stock since the commencement of purchases under our repurchase programs.

	Number of Shares Purchased		Average Price Paid
	2011	2010	2011	2010
First quarter [a]	2,636,178	-	$94.10	$-
Second quarter	3,576,399	6,496,400	100.75	71.74
Total	6,212,577	6,496,400	$97.92	$71.74

Remaining number of shares that may yet be repurchased				36,423,601

[a]	Shares repurchased in the first quarter were authorized by a prior share repurchase program, which expired March 31, 2011.

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

The following tables identify material obligations and commitments as of June 30, 2011:

Contractual Obligations Millions		Jul. 1 through Dec. 31, 2011	Payments Due by Dec. 31,
	Total		2012	2013	2014	2015	After 2015	Other
Debt [a]	$12,016	$304	$901	$927	$862	$590	$8,432	$-
Operating leases [b]	4,686	294	532	470	396	355	2,639	-
Capital lease obligations [c]	2,643	128	267	269	277	277	1,425	-
Purchase obligations [d]	4,932	1,385	1,428	484	454	221	928	32
Other postretirement benefits [e]	414	21	42	43	43	44	221	-
Income tax contingencies [f]	149	-	78	-	-	-	-	71
Total contractual obligations	$24,840	$2,132	$3,248	$2,193	$2,032	$1,487	$13,645	$103

[a]	Excludes capital lease obligations of $1,906 million and unamortized discount of $(359) million. Includes an interest component of $4,625 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $737 million.

[d]

Purchase obligations include locomotive maintenance contracts; purchase commitments for fuel purchases, locomotives, ties, ballast, and rail; and agreements to purchase other goods and services. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

[e]

Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension as no contributions are currently required.

[f]

Future cash flows for income tax contingencies reflect the recorded liability for unrecognized tax benefits, including interest and penalties, as of June 30, 2011. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we can not reasonably estimate the year of settlement, they are reflected in the Other column.

Other Commercial Commitments Millions		Jul. 1 through Dec. 31, 2011	Amount of Commitment Expiration by Dec. 31,
	Total		2012	2013	2014	2015	After 2015
Credit facilities [a]	$1,800	$-	$-	$-	$-	$1,800	$-
Receivables securitization facility [b]	600	600	-	-	-	-	-
Guarantees [c]	358	44	26	9	214	12	53
Standby letters of credit [d]	24	7	17	-	-	-	-
Total commercial commitments	$2,782	$651	$43	$9	$214	$1,812	$53

[a]	None of the credit facility was used as of June 30, 2011.

[b]	$100 million of the receivables securitization facility was utilized at June 30, 2011, which is accounted for as debt. The full program matures in August 2011.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of June 30, 2011.

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

Accounting Pronouncements – In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, the statements regarding the future impact of flooding under the caption “Quarterly Summary” and the statements and information set forth under the caption “Liquidity and Capital Resources” in this Item 2, and any other statements or information in this report regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; projections, estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

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

Environmental Matters

As we reported in our Annual Report on Form 10-K for 2005, the Environmental Protection Agency (EPA) considers the Railroad a potentially responsible party for the Omaha Lead Site. The Omaha Lead Site consists of approximately 25 square miles of residential property in the eastern part of Omaha, Nebraska, allegedly impacted by air emissions from two former lead smelters/refineries. One refinery was operated by ASARCO. The EPA identified the Railroad as a potentially responsible party because more than 60 years ago the Railroad owned land that was leased to ASARCO. The Railroad disputes both the legal and technical basis of the EPA’s allegations, but has nonetheless engaged in extensive negotiations with the EPA. The EPA issued a Unilateral Administrative Order with an effective date of December 16, 2005, directing the Railroad to implement an interim remedy at the site at an estimated cost of $50 million. Failure to comply with the order without just cause could subject the Railroad to penalties of up to $37,500 per day and three times the EPA’s costs in performing the work. The Railroad believes it has just cause not to comply with the order, but it offered to perform some of the work specified in the order as a compromise. On August 5, 2009, the Railroad received a Special Notice Letter from EPA directing UPRR to perform environmental remediation at approximately 9,000 residential yards in Omaha and to take other remedial measures as part of a final remedy. The Railroad continues to contest its purported liability for these costs but has submitted an offer to the EPA to attempt to negotiate a resolution of the matter. On June 23, 2010, the Railroad filed suit in federal district court in Omaha, Nebraska against the EPA and its Administrator under the Freedom of Information Act (FOIA), the Administrative Procedure Act and the Federal Records Act asking the court to compel EPA to respond fully to outstanding FOIA requests and to prevent EPA from destroying records. The court granted the Railroad a temporary restraining order prohibiting further document destruction. On August 26, 2010, the Court entered an agreed Preliminary Injunction preventing destruction of records by EPA. In November 2010, the Railroad reached a tentative, confidential settlement agreement to resolve its liability at the Omaha Lead Site. The FOIA litigation will be terminated as part of the final settlement. In May 2011, the EPA and the Railroad signed a settlement agreement in which the Railroad agreed to pay $25 million to the EPA. Most of the funds from this payment will be dedicated to community efforts to mitigate the impact of lead-based paint on children living in the Omaha Lead Site. On June 1, 2011, the parties lodged the Consent Decree implementing the settlement with the United States District Court in Omaha, Nebraska. On June 8, 2011, the Notice of the settlement was published in the Federal Register, which initiated a 30-day, public comment period relating to the settlement. The comment period closed on July 7, 2011, and the EPA did not receive any adverse comments regarding the settlement.

We receive notices from the EPA and state environmental agencies alleging that we are or may be liable under federal or state environmental laws for remediation costs at various sites throughout the U.S., including sites on the Superfund National Priorities List or state superfund lists. We cannot predict the ultimate impact of these proceedings and suits because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs.

Other Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 small rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S (one railroad was eventually dropped from the lawsuit). The original plaintiff filed the first of these claims in the U.S. District Court in New Jersey on May 14, 2007, and the additional plaintiffs filed claims in district courts in various states, including Florida, Illinois, Alabama, Pennsylvania, and the District of Columbia. These suits allege that the named railroads engaged in price-fixing by establishing common fuel surcharges for certain rail traffic.

We received additional complaints following the initial claim, increasing the total number of complaints to 30. In addition to suits filed by direct purchasers of rail transportation, a few of the suits involved plaintiffs alleging that they are or were indirect purchasers of rail transportation and seeking to represent a purported class of indirect purchasers of rail transportation that paid fuel surcharges. These complaints added allegations under state antitrust and consumer protection laws. On November 6, 2007, the Judicial Panel on Multidistrict Litigation ordered that all of the rail fuel surcharge cases be transferred to Judge Paul Friedman of the U.S. District Court in the District of Columbia for coordinated or consolidated pretrial proceedings. Subsequently, the direct purchaser plaintiffs and the indirect purchaser plaintiffs filed Consolidated Amended Class Action Complaints against UPRR and three other Class I railroads.

One additional shipper filed a separate anti-trust suit during 2008. Subsequently, the shipper voluntarily dismissed the action without prejudice.

On October 10, 2008, Judge Friedman heard oral arguments with respect to the defendant railroads’ motions to dismiss. In a ruling on November 7, 2008, Judge Friedman denied the motion with respect to the direct purchasers’ complaint, and pretrial proceedings are underway in that case. On December 31, 2008, Judge Friedman dismissed the complaints of the indirect purchasers based upon state antitrust, consumer protection, and unjust enrichment laws. He also ruled, however, that these plaintiffs could proceed with their claim for injunctive relief under the federal antitrust laws, which is identical to a claim by the direct purchaser plaintiffs. The indirect purchasers appealed Judge Friedman’s ruling to the U.S. Court of Appeals for the District of Columbia. On April 16, 2010, the U.S. Court of Appeals for the District of Columbia affirmed Judge Friedman’s ruling dismissing the indirect purchasers’ claims based on various state laws. Judge Friedman conducted a two-day hearing on October 6 and 7, 2010, on the class certification issue and the railroad defendants’ motion to exclude evidence of interline communications. On April 7, 2011, Judge Friedman issued an order deferring any decision on class certification until the Supreme Court issued its decision in the Wal-Mart employment discrimination case. The Supreme Court issued its decision on June 20, 2011, and Judge Friedman required the parties to confer on the impact of the Wal-Mart decision within 30 days.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a copy of a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). The complaint named certain U.S. Class I Railroads, including the Railroad, as defendants and alleged that the named railroads engaged in price-fixing and monopolistic practices in connection with fuel surcharge programs and pricing of shipments of certain commodities, including coal and petroleum coke. The complaint seeks injunctive relief and payment of damages of over $30 million, and other unspecified damages, including treble damages. Some of the allegations in the complaint are addressed in the existing fuel surcharge litigation referenced above. The complaint also includes additional unrelated allegations regarding alleged limitations on competition for shipments of Oxbow’s commodities.

We deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws and deny the other allegations in the Oxbow complaint. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2011:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Apr. 1 through Apr. 30	106,751	$94.98	102,000	39,898,000
May 1 through May 31	1,908,896	101.37	1,701,775	38,196,225
Jun. 1 through Jun. 30	1,774,677	100.79	1,772,624	36,423,601
Total	3,790,324	$100.92	3,576,399	N/A

[a]

Total number of shares purchased during the quarter includes 213,925 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On February 3, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $13.6 billion and $12.9 billion at June 30, 2011 and December 31, 2010, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Corporation was held on May 5, 2011 (Annual Meeting).

(b)	At the Annual Meeting, the Corporation’s shareholders voted for the election of Andrew H. Card, Jr. (387,463,647 shares in favor; 1,566,864 shares against; 551,252 shares abstained from voting; 47,542,426 shares not voted by brokers), Erroll B. Davis, Jr. (381,549,879 shares in favor; 1,607,191 shares against; 6,425,039 shares abstained from voting; 47,542,426 shares not voted by brokers), Thomas J. Donohue (355,980,776 shares in favor; 2,973,053 shares against; 30,628,554 shares abstained from voting; 47,542,426 shares not voted by brokers), Archie W. Dunham (384,970,706 shares in favor; 1,677,066 shares against; 2,933,991 shares abstained from voting; 47,542,426 shares not voted by brokers), Judith Richards Hope (384,756,808 shares in favor; 1,908,162 shares against; 2,917,408 shares abstained from voting; 47,542,426 shares not voted by brokers), Charles C. Krulak (387,654,712 shares in favor; 1,360,200 shares against; 567,103 shares abstained from voting; 47,542,426 shares not voted by brokers), Michael R. McCarthy (387,719,869 shares in favor; 1,283,966 shares against; 577,398 shares abstained from voting; 47,542,426 shares not voted by brokers), Michael W. McConnell (387,710,780 shares in favor; 1,314,603 shares against; 556,470 shares abstained from voting; 47,542,426 shares not voted by brokers), Thomas F. McLarty, III (381,714,629 shares in favor; 1,435,657 shares against; 6,432,096 shares abstained from voting; 47,542,426 shares not voted by brokers), Steven R. Rogel (378,139,622 shares in favor; 2,669,227 shares against; 8,772,184 shares abstained from voting; 47,542,426 shares not voted by brokers), Jose H. Villarreal (340,908,647 shares in favor; 20,518,946 shares against; 28,154,789 shares abstained from voting; 47,542,426 shares not voted by brokers), and James R. Young (379,037,342 shares in favor; 2,155,973 shares against; 8,389,068 shares abstained from voting; 47,542,426 shares not voted by brokers), as directors of the Corporation.

(c)

At the Annual Meeting, the Corporation’s shareholders ratified the appointment of Deloitte & Touche LLP by the Corporation’s Audit Committee as the Corporation’s independent registered public accounting firm for 2011 (431,011,522 shares in favor; 5,657,535 shares against; 455,526 shares abstained from voting).

(d)

At the Annual Meeting, the Corporation’s shareholders approved, on an advisory (non-binding) basis, the compensation of the Corporation’s Named Executive Officers (376,728,349 shares in favor; 12,061,779 shares against; 791,410 shares abstained from voting; 47,542,426 shares not voted by brokers). In addition, the Corporation’s shareholders voted on an advisory (non-binding) basis regarding the frequency of future advisory votes on executive compensation by the following count: (288,734,144 shares in favor of 1 Year; 5,312,052 shares in favor of 2 Years; 94,522,389 shares in favor of 3 years; 1,013,592 shares abstained from voting; 47,542,426 shares not voted by brokers). Based on the results of the vote, and consistent with the Corporation’s recommendation, the Corporation’s Board of Directors determined to hold an advisory vote on executive compensation on an annual basis.

(e)

At the Annual Meeting, the Corporation’s shareholders approved and adopted three amendments to the Corporation’s Revised Articles of Incorporation to reduce shareholder voting requirements related to certain actions. The Corporation’s shareholders approved Proposals 5(a), 5(b) and 5(c) as described in the Corporation’s Proxy Statement for the Annual Meeting by the following counts: Proposal 5(a): Actions Adversely Affecting Preferred Stock (431,062,595 shares in favor; 3,934,915 shares against; 2,126,898 shares abstained from voting); Proposal 5(b): Removal of Directors (431,581,517 shares in favor; 3,725,923 shares against; 1,815,506 shares abstained from voting); and Proposal 5(c): Changing the Authorized Amount of Capital Stock (430,832,827 shares in favor; 4,427,814 shares against; 1,863,701 shares abstained from voting). All amendments were approved by the shareholders in accordance with the applicable voting standards and will become effective upon filing of Articles of Amendment to the Corporation’s Articles of Incorporation with the Utah Secretary of State.

(f)

A shareholder of the Corporation submitted a proposal requesting that the Corporation adopt a policy that the Chairman of the Board of Directors not be a previous executive officer of the Corporation and qualify as an independent director by the standards of the New York Stock Exchange. The Corporation’s shareholders voted against this proposal by the following count: (84,995,640 shares in favor; 303,474,558 shares against; 1,108,145 shares abstained; 47,542,426 shares not voted by brokers).

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

3(a)	Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011.

10	Deferred Compensation Plan (409A Non-Grandfathered Component) of UPC, effective January 1, 2009, as amended June 22, 2011.

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2011 and 2010.

12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2011 and 2010.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - James R. Young.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

99(a)	Form of U.S. $1,800,000,000 4-year Revolving Credit Agreement, dated May 25, 2011.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (filed with the SEC on July 22, 2011), is formatted in XBRL and submitted electronically herewith: (i) Consolidated Statements of Income for the periods ended June 30, 2011 and 2010, (ii) Consolidated Statements of Financial Position at June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the periods ended June 30, 2011 and 2010, (iv) Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2011 and 2010, and (v) the Notes to the Consolidated Financial Statements.

Incorporated by Reference

3(b)	By-Laws of UPC, as amended, effective May 14, 2009, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated May 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 22, 2011

UNION PACIFIC CORPORATION

(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)