Form 10-Q
period 2011-09-30
UNION PACIFIC CORP
filed 2011-10-21
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

☐  Yes             ☑  No

As of October 14, 2011, there were 483,076,978 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended September 30,	2011	2010
Operating revenues:
Freight revenues	$4,836	$4,187
Other revenues	265	221
Total operating revenues	5,101	4,408

Operating expenses:
Compensation and benefits	1,193	1,092
Fuel	916	608
Purchased services and materials	506	465
Depreciation	408	372
Equipment and other rents	293	292
Other	207	178
Total operating expenses	3,523	3,007

Operating income	1,578	1,401
Other income (Note 6)	17	25
Interest expense	(142)	(153)
Income before income taxes	1,453	1,273
Income taxes	(549)	(495)
Net income	$904	$778

Share and Per Share (Note 8):
Earnings per share - basic	$1.87	$1.58
Earnings per share - diluted	$1.85	$1.56
Weighted average number of shares - basic	484.2	493.0
Weighted average number of shares - diluted	488.1	497.7
Dividends declared per share	$0.475	$0.33

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Nine Months Ended September 30,	2011	2010
Operating revenues:
Freight revenues	$13,679	$11,898
Other revenues	770	657
Total operating revenues	14,449	12,555

Operating expenses:
Compensation and benefits	3,526	3,202
Fuel	2,646	1,799
Purchased services and materials	1,497	1,369
Depreciation	1,204	1,107
Equipment and other rents	878	864
Other	591	546
Total operating expenses	10,342	8,887

Operating income	4,107	3,668
Other income (Note 6)	58	45
Interest expense	(431)	(460)

Income before income taxes	3,734	3,253
Income taxes	(1,406)	(1,248)
Net income	$2,328	$2,005

Share and Per Share (Note 8):
Earnings per share - basic	$4.78	$4.01
Earnings per share - diluted	$4.74	$3.98
Weighted average number of shares - basic	487.4	499.8
Weighted average number of shares - diluted	491.5	504.3
Dividends declared per share	$1.33	$0.93

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts	Sep. 30, 2011	Dec. 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,647	$1,086
Accounts receivable, net (Note 10)	1,424	1,184
Materials and supplies	607	534
Current deferred income taxes (Note 7)	305	261
Other current assets	231	367
Total current assets	4,214	3,432

Investments	1,171	1,137
Net properties (Note 11)	39,425	38,253
Other assets	256	266
Total assets	$45,066	$43,088

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,082	$2,713
Debt due within one year (Note 14)	642	239
Total current liabilities	3,724	2,952

Debt due after one year (Note 14)	8,765	9,003
Deferred income taxes (Note 7)	12,290	11,557
Other long-term liabilities	1,722	1,813
Commitments and contingencies (Note 16)
Total liabilities	26,501	25,325

Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
554,276,375 and 553,931,181 issued; 483,366,930 and 491,565,880
outstanding, respectively	1,386	1,385
Paid-in-surplus	4,020	3,985
Retained earnings	18,833	17,154
Treasury stock	(4,942)	(4,027)
Accumulated other comprehensive loss (Note 9)	(732)	(734)
Total common shareholders’ equity	18,565	17,763

Total liabilities and common shareholders’ equity	$45,066	$43,088

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Nine Months Ended September 30,	2011	2010
Operating Activities
Net income	$2,328	$2,005
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,204	1,107
Deferred income taxes and unrecognized tax benefits	721	433
Net gain on non-operating asset dispositions	(11)	(12)
Other operating activities, net	(100)	(165)
Changes in current assets and liabilities:
Accounts receivable, net (Note 10)	(240)	(631)
Materials and supplies	(73)	(29)
Other current assets	136	(44)
Accounts payable and other current liabilities	369	56
Cash provided by operating activities	4,334	2,720
Investing Activities
Capital investments	(2,218)	(1,686)
Proceeds from asset sales	51	45
Acquisition of equipment pending financing	(85)	-
Proceeds from sale of assets financed	85	-
Other investing activities, net	(74)	(32)
Cash used in investing activities	(2,241)	(1,673)
Financing Activities
Common share repurchases (Note 17)	(1,036)	(1,019)
Dividends paid	(607)	(438)
Debt issued (Note 14)	486	894
Debt exchange	(272)	(98)
Debt repaid	(188)	(933)
Other financing activities, net	85	55
Cash used in financing activities	(1,532)	(1,539)
Net change in cash and cash equivalents	561	(492)
Cash and cash equivalents at beginning of year	1,086	1,850
Cash and cash equivalents at end of period	$1,647	$1,358
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$225	$159
Capital lease financings	154	-
Capital investments accrued but not yet paid	116	66
Common shares repurchased but not yet paid	-	6
Cash paid for:
Interest, net of amounts capitalized	$(495)	$(528)
Income taxes, net of refunds	(274)	(796)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2010	553.5	(48.5)	$1,384	$3,968	$15,027	$(2,924)	$(654)	$16,801
Comprehensive income:
Net income			-	-	2,005	-	-	2,005
Other comp. income			-	-	-	-	5	5
Total comp. income (Note 9)								2,010
Conversion, stock option exercises, forfeitures, and other	0.4	1.8	1	16	-	99	-	116
Share repurchases (Note 17)	-	(14.1)	-	-	-	(1,025)	-	(1,025)
Cash dividends declared ($0.93 per share)	-	-	-	-	(466)	-	-	(466)
Balance at September 30, 2010	553.9	(60.8)	$1,385	$3,984	$16,566	$(3,850)	$(649)	$17,436

Balance at January 1, 2011	553.9	(62.3)	$1,385	$3,985	$17,154	$(4,027)	$(734)	$17,763
Comprehensive income:
Net income			-	-	2,328	-	-	2,328
Other comp. income			-	-	-	-	2	2
Total comp. income (Note 9)								2,330
Conversion, stock option exercises, forfeitures, and other	0.4	2.3	1	35	-	121	-	157
Share repurchases (Note 17)	-	(10.9)	-	-	-	(1,036)	-	(1,036)
Cash dividends declared ($1.33 per share)	-	-	-	-	(649)	-	-	(649)
Balance at September 30, 2011	554.3	(70.9)	$1,386	$4,020	$18,833	$(4,942)	$(732)	$18,565

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (See Note 9)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2010, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2010 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results for the entire year ending December 31, 2011.

The Condensed Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

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

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Agricultural	$814	$750	$2,470	$2,178
Automotive	379	309	1,102	948
Chemicals	720	629	2,087	1,808
Energy	1,112	922	3,014	2,602
Industrial Products	863	697	2,356	1,987
Intermodal	948	880	2,650	2,375
Total freight revenues	4,836	4,187	13,679	11,898
Other revenues	265	221	770	657
Total operating revenues	$5,101	$4,408	$14,449	$12,555

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Stock-based compensation, before tax:
Stock options	$5	$5	$14	$14
Retention awards	17	15	51	44
Total stock-based compensation, before tax	$22	$20	$65	$58

Excess tax benefits from equity compensation plans	$4	$14	$71	$25

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

A summary of stock option activity during the nine months ended September 30, 2011 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2011	9,815	$44.77	5.2 yrs.	$470
Granted	618	93.60	N/A	N/A
Exercised	(2,842)	38.29	N/A	N/A
Forfeited or expired	(51)	61.00	N/A	N/A
Outstanding at September 30, 2011	7,540	$51.10	5.5 yrs.	$238

Vested or expected to vest at September 30, 2011	7,451	$50.90	5.4 yrs.	$236

Options exercisable at September 30, 2011	5,897	$46.22	4.6 yrs.	$209

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at September 30, 2011 are subject to performance or market-based vesting conditions.

At September 30, 2011, there was $20 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.0 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Intrinsic value of stock options exercised	$11	$45	$176	$71
Cash received from option exercises	8	40	114	74
Treasury shares repurchased for employee payroll taxes	(3)	(11)	(44)	(19)
Tax benefit realized from option exercises	4	17	67	27
Aggregate grant-date fair value of stock options vested	-	-	19	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2011 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	2,638	$ 54.01
Granted	528	93.68
Vested	(529)	48.63
Forfeited	(73)	57.72
Nonvested at September 30, 2011	2,564	$ 63.18

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At September 30, 2011, there was $79 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2011 grant were as follows:

2011
Dividend per share for the quarter	$0.38
Risk-free interest rate at date of grant	1.2%

Changes in our performance retention awards during the nine months ended September 30, 2011 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,151	$ 53.93
Granted	376	89.87
Vested	(195)	60.16
Forfeited	(128)	58.89
Nonvested at September 30, 2011	1,204	$ 63.62

At September 30, 2011, there was $38 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.3 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Service cost	$11	$6	$33	$28
Interest cost	35	37	107	107
Expected return on plan assets	(45)	(45)	(135)	(134)
Amortization of:
Prior service cost	1	1	2	3
Actuarial loss	17	14	52	35
Net periodic pension cost	$19	$13	$59	$39

The components of our net periodic OPEB benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Service cost	$1	$-	$2	$1
Interest cost	4	5	12	13
Amortization of:
Prior service (credit)	(9)	(11)	(27)	(33)
Actuarial loss	3	3	10	10
Net periodic OPEB benefit	$(1)	$(3)	$(3)	$(9)

Cash Contributions

For the nine months ended September 30, 2011, we made $100 million of cash contributions to the qualified pension plan. Any additional contributions in the fourth quarter will be based on cash generated from operations and financial market considerations. All contributions made to the qualified pension plan during the nine months ended September 30, 2011 were voluntary and were made with cash generated from operations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2011, we do not have minimum funding requirements for 2011.

6. Other Income

Other income included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Rental income	$20	$20	$59	$61
Net gain on non-operating asset dispositions	6	4	11	12
Interest income	-	1	2	3
Early extinguishment of debt	-	-	-	(16)
Non-operating environmental costs and other	(9)	-	(14)	(15)
Total	$17	$25	$58	$45

7. Income Taxes

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 1999, and the statute of limitations bars any additional tax assessments. Interest calculations may remain open for years prior to 1999. In the second quarter of 2011, the IRS completed its examination and issued a notice of deficiency for tax years 2007 and 2008. The IRS has now completed its examinations and issued notices of deficiency for tax years 1999 through 2008. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. Additionally, several state tax authorities are examining our state income tax returns for years 2003 through 2008.

In the second quarter of 2011, based on the IRS examination report for tax years 2007 and 2008, we increased our liability for uncertain tax benefits from $86 million at December 31, 2010 to $149 million at June 30, 2011. Most of this increase was a reclassification from our deferred income tax liability.

In the third quarter of 2011, we reached an agreement in principle with the IRS to resolve all of the issues related to tax years 1999 through 2004, except for calculations of interest. We anticipate signing a closing agreement with the IRS within the next 12 months. Once formalized, this agreement should result in an immaterial reduction of income tax expense. Based on this agreement in principle, we made a $45 million payment to partially cover the tax and interest due for these years. This payment, net of additional accruals for other tax years, reduced our liability for uncertain tax positions to $119 million at September 30, 2011. Of the $119 million, we classified $33 million as current. The majority of this amount relates to the anticipated resolution of tax years 1999 – 2004.

In February 2011, Arizona enacted legislation that will decrease the state’s corporate tax rate. This reduced our deferred tax expense by $14 million in the first quarter of 2011.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, Except Per Share Amounts	2011	2010	2011	2010
Net income	$904	$778	$2,328	$2,005

Weighted-average number of shares outstanding:
Basic	484.2	493.0	487.4	499.8
Dilutive effect of stock options	2.3	3.3	2.7	3.2
Dilutive effect of retention shares and units	1.6	1.4	1.4	1.3
Diluted	488.1	497.7	491.5	504.3

Earnings per share – basic	$1.87	$1.58	$4.78	$4.01
Earnings per share – diluted	$1.85	$1.56	$4.74	$3.98
Stock options excluded as their inclusion would be antidilutive	0.6	-	0.5	0.4

9. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Net income	$904	$778	$2,328	$2,005

Other comprehensive income/(loss):
Defined benefit plans	(1)	-	-	4
Foreign currency translation	(12)	(1)	2	-
Derivatives	-	-	-	1
Total other comprehensive income/(loss) [a]	(13)	(1)	2	5

Total comprehensive income	$891	$777	$2,330	$2,010

[a]

Net of deferred taxes of $(7) million and $2 million during the three and nine months ended September 30, 2011, respectively, and $(1) million and $0 million during the three and nine months ended September 30, 2010, respectively.

The after-tax components of accumulated other comprehensive loss were as follows:

Millions	Sep. 30, 2011	Dec. 31, 2010
Defined benefit plans	$(703)	$(703)
Foreign currency translation	(26)	(28)
Derivatives	(3)	(3)
Total	$(732)	$(734)

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At both September 30, 2011 and December 31, 2010, our accounts receivable were reduced by $5 million. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At September 30, 2011 and December 31, 2010, receivables classified as other assets were reduced by allowances of $42 million and $51 million, respectively.

Receivables Securitization Facility – Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at September 30, 2011 and December 31, 2010. The value of the outstanding undivided interest held by investors under the facility was $100 million at September 30, 2011 and December 31, 2010, and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year. The value of the undivided interest held by investors was supported by $1.2 billion and $960 million of accounts receivable at September 30, 2011, and December 31, 2010, respectively. At September 30, 2011, and December 31, 2010, the value of the interest retained by UPRI was $1.2 billion and $960 million, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of September 30, 2011. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $4.9 billion and $4.3 billion during the three months ended September 30, 2011 and 2010, respectively, and $13.8 billion and $12.0 billion during the nine months ended September 30, 2011 and 2010, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million and $2 million for the three months ended September 30, 2011 and 2010, and $3 million and $5 million for the nine months ended September 30, 2011, and 2010, respectively.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

In August 2011, the receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average composite depreciation rate for each category:

Millions, Except Percentages As of September 30, 2011	Cost	Accumulated Depreciation		Net Book Value	Depreciation Rate for 2011
Land	$5,008	$	N/A	$5,008	N/A

Road:
Rail and other track material [a]	12,332		4,552	7,780	3.3%
Ties	7,903		1,991	5,912	2.9%
Ballast	4,135		988	3,147	3.0%
Other [b]	13,846		2,499	11,347	2.6%
Total road	38,216		10,030	28,186	2.9%

Equipment:
Locomotives	6,433		2,905	3,528	5.7%
Freight cars	1,918		1,048	870	3.5%
Work equipment and other	516		49	467	5.8%
Total equipment	8,867		4,002	4,865	5.2%

Technology and other	563		253	310	12.8%
Construction in progress	1,056		-	1,056	N/A
Total	$53,710		$14,285	$39,425	N/A

Millions, Except Percentages As of December 31, 2010	Cost	Accumulated Depreciation		Net Book Value	Depreciation Rate for 2010
Land	$4,984	$	N/A	$4,984	N/A

Road:
Rail and other track material [a]	11,992		4,458	7,534	3.1%
Ties	7,631		1,858	5,773	2.8%
Ballast	4,011		944	3,067	3.0%
Other [b]	13,634		2,376	11,258	2.5%
Total road	37,268		9,636	27,632	2.8%

Equipment:
Locomotives	6,136		2,699	3,437	5.6%
Freight cars	1,886		1,040	846	3.6%
Work equipment and other	305		39	266	4.0%
Total equipment	8,327		3,778	4,549	5.1%

Technology and other	565		241	324	13.2%
Construction in progress	764		-	764	N/A
Total	$51,908		$13,655	$38,253	N/A

[a]	Includes a weighted-average composite depreciation rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

Millions	Sep. 30, 2011	Dec. 31, 2010
Accounts payable	$793	$677
Income and other taxes	567	337
Accrued wages and vacation	363	357
Dividends and interest	358	383
Accrued casualty costs	307	325
Equipment rents payable	93	86
Other	601	548
Total accounts payable and other current liabilities	$3,082	$2,713

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At September 30, 2011 and December 31, 2010, we had reductions of $2 million and $3 million, respectively, recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of September 30, 2011 and December 31, 2010, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the nine months ended September 30:

Millions	2011	2010
Decrease in interest expense from interest rate hedging	$-	$2
Increase in pre-tax income	$-	$2

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At September 30, 2011, the fair value of total debt was $11 billion, approximately $1.6 billion more than the carrying value. At December 31, 2010, the fair value of total debt was $10.4 billion, approximately $1.2 billion more than the carrying value. At September 30, 2011 and December 31, 2010, approximately $303 million of fixed-rate debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – During the second quarter of 2011, we replaced our $1.9 billion revolving credit facility, which would have expired in April 2012, with a new $1.8 billion facility that expires in May 2015 (the facility). The facility is based on substantially similar terms as those in the previous credit facility. On September 30, 2011, we had $1.8 billion of credit available under the facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on either facility during the nine months ended September 30, 2011. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At September 30, 2011, and December 31, 2010 (and at all times during the year), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2011, the debt-to-net-worth coverage ratio allowed us to carry up to $37.1 billion of debt (as defined in the facility), and we had $9.8 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the nine months ended September 30, 2011, we did not issue or repay any commercial paper, and at September 30, 2011, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility.

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

On August 9, 2011, we issued a total of $500 million of 4.75% unsecured fixed-rate notes under our shelf registration statement. The notes will mature on September 15, 2041; proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program.

During the third quarter, we renegotiated and extended for three years on substantially similar terms a $100 million floating-rate term loan, which will mature on August 5, 2016.

As of both September 30, 2011, and December 31, 2010, we reclassified as long-term debt approximately $100 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Exchange – On June 23, 2011, we exchanged $857 million of various outstanding notes and debentures due between 2013 and 2019 (Existing Notes) for $750 million of 4.163% notes (New Notes) due July 15, 2022, plus cash consideration of approximately $267 million and $17 million for accrued and unpaid interest on the Existing Notes. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the term of the New Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $6 million and were included in interest expense during the nine months ended September 30, 2011.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase price options are not considered to be potentially significant to the VIE’s. The future minimum lease payments associated with the VIE leases totaled $4.0 billion as of September 30, 2011.

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 88% of the recorded liability is related to asserted claims, and approximately 12% is related to unasserted claims at September 30, 2011. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2011	2010
Beginning balance	$426	$545
Current year accruals	99	125
Changes in estimates for prior years	(51)	(69)
Payments	(83)	(141)
Ending balance at September 30	$391	$460

Current portion, ending balance at September 30	$140	$157

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 20% of the recorded liability related to asserted claims and approximately 80% related to unasserted claims at September 30, 2011.

Our asbestos-related liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2011	2010
Beginning balance	$162	$174
Accruals	-	-
Payments	(7)	(8)
Ending balance at September 30	$155	$166

Current portion, ending balance at September 30	$11	$13

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at September 30, 2011, and December 31, 2010.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 293 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 32 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At September 30, 2011, less than 1% of our environmental liability was discounted at 2.3%, while approximately 5% of our environmental liability was discounted at 2.8% at December 31, 2010.

Our environmental liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2011	2010
Beginning balance	$213	$217
Accruals	26	23
Payments	(61)	(26)
Ending balance at September 30	$178	$214

Current portion, ending balance at September 30	$49	$61

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

Guarantees – At September 30, 2011, we were contingently liable for $340 million in guarantees. We have recorded a liability of $3 million for the fair value of these obligations as of both September 30, 2011, and December 31, 2010. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At September 30, 2011, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $4.6 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR under a 10 year agreement commencing on January 1, 2004 for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and, on September 28, 2011, the judge issued a tentative Statement of Decision, which concluded that SFPP may owe back rent to UPRR for the years 2004 through 2011. Each party has 60 days to file objections and motions responsive to the tentative Statement of Decision, with subsequent hearings to follow. A favorable final judgment may materially affect the Company’s results of operations in the period of any monetary recoveries, however, due to the uncertainty regarding the amount and timing of any recovery, the Company considers this a gain contingency and no amounts are reflected in the Condensed Consolidated Financial Statements as of September 30, 2011.

17. Share Repurchase Program

The shares repurchased in 2010 and the first quarter of 2011, shown in the table below, were repurchased under our authorized repurchase program that expired on March 31, 2011. Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million common shares of UPC by March 31, 2014, replacing our previous repurchase program. The shares repurchased in the second and third quarters of 2011, shown in the table below, were purchased under the new program. As of September 30, 2011, we repurchased a total of $5.2 billion of UPC common stock since the commencement of our repurchase programs.

	Number of Shares Purchased		Average Price Paid
	2011	2010	2011	2010
First quarter	2,636,178	-	$94.10	$-
Second quarter	3,576,399	6,496,400	100.75	71.74
Third quarter	4,681,535	7,643,400	91.45	73.19
Total	10,894,112	14,139,800	$95.14	$72.52

Remaining number of shares that may yet be repurchased				31,742,066

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011, Compared to

Three and Nine Months Ended September 30, 2010

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2010 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first nine months of 2011.

RESULTS OF OPERATIONS

Quarterly Summary

We reported record earnings of $1.85 per diluted share on net income of $904 million in the third quarter of 2011 compared to earnings of $1.56 per diluted share on net income of $778 million for the third quarter of 2010. Year-to-date, net income was $2.3 billion, or $4.74 per diluted share versus $2.0 billion, or $3.98 per diluted share for the same period of 2010. Freight revenues increased $649 million in the third quarter compared to the same period of 2010 driven by higher fuel surcharges, core pricing gains, and volume growth of 1%. Demand for our services increased across four of the six commodity groups compared to the third quarter of 2010. Lower intermodal volumes due to fewer imports during the quarter reflected continuing economic uncertainties. Overall, improved pricing and volume growth partially offset by inflation and weather-related costs generated record earnings in the third quarter of 2011.

While our recovery efforts to address the impact of Midwest flooding substantially improved operations in the affected areas, the extreme temperatures and drought in the South presented more significant challenges in the third quarter. Severe heat and extended drought conditions compromised large portions of our track structure, resulting in speed restrictions that consumed capacity and resources in the affected areas. In the third quarter, the impact of the heat and drought increased operating expenses by $18 million. Although conditions are improving in the Southern Region, we expect the adverse impact will carry over into the fourth quarter.

Weather impacted our operations more significantly during the third quarter of 2011 than in the same period last year. We deployed resources to address adverse conditions and maintained reliable network operations. As reported to the Association of American Railroads (AAR), average train speed decreased 4% in the third quarter of 2011 versus 2010, reflecting the weather challenges, in addition to increased carloadings and traffic mix changes. Average rail car inventory remained flat despite modest volume growth as we continued to adjust our freight car fleet to match operating performance and demand. During the period, faster equipment cycle times and improved service reliability allowed us to handle more freight with the same number of freight cars. Average terminal dwell time increased 5% during the third quarter of 2011 compared to 2010. Additional volume, weather conditions, track replacement work, and a shift in mix to more manifest traffic, which requires additional terminal processing, all contributed to the increase in terminal dwell time.

Operating Revenues

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions	2011	2010	Change	2011	2010	Change
Freight revenues	$4,836	$4,187	16%	$13,679	$11,898	15%
Other revenues	265	221	20	770	657	17
Total	$5,101	$4,408	16%	$14,449	$12,555	15%

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

Freight revenues for all six commodity groups increased during the third quarter and year-to-date period of 2011 compared to 2010, reflecting better demand in many market sectors, with particularly strong growth in chemicals, industrial products, and automotive shipments for the year-to-date period. ARC increased 14% and 12% during the third quarter and year-to-date period, respectively, driven by higher fuel cost recoveries and core pricing gains. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic, which is described below in more detail. Higher fuel prices, volume growth, and new fuel surcharge provisions in renegotiated contracts all combined to increase revenues from fuel surcharges.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $637 million and $1.6 billion in freight revenues in the third quarter and year-to-date period of 2011, compared to $331 million and $896 million in the same periods of 2010, respectively. Increases in both fuel prices and volume levels drove the higher fuel surcharge amounts in both periods. Additionally, fuel surcharge revenue is not entirely comparable to prior periods due to implementation of new mileage-based fuel surcharge programs. In April 2007, we converted regulated traffic, which represents approximately 17% of our current revenue base, to mileage-based fuel surcharge programs. In addition, we continue to convert portions of our non-regulated traffic to mileage-based fuel surcharge programs. At the time of the conversion, we also reset the base fuel price at which the new mileage-based fuel surcharges take effect. Resetting the fuel price at which the fuel surcharge begins, in conjunction with rebasing the affected transportation rates to include a portion of what had been in the fuel surcharge, does not materially change our freight revenue as higher base rates offset lower fuel surcharge revenue.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues Millions	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
Agricultural	$814	$750	9%	$2,470	$2,178	13%
Automotive	379	309	23	1,102	948	16
Chemicals	720	629	14	2,087	1,808	15
Energy	1,112	922	21	3,014	2,602	16
Industrial Products	863	697	24	2,356	1,987	19
Intermodal [a]	948	880	8	2,650	2,375	12
Total	$4,836	$4,187	16%	$13,679	$11,898	15%

Revenue Carloads Thousands	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
Agricultural	223	229	(3)%	698	670	4%
Automotive	160	146	10	482	456	6
Chemicals	233	221	5	689	633	9
Energy	572	535	7	1,606	1,537	4
Industrial Products	305	282	8	865	810	7
Intermodal [a]	848	903	(6)	2,437	2,472	(1)
Total	2,341	2,316	1%	6,777	6,578	3%

[a]	Each intermodal container or trailer equals one carload.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Average Revenue per Car	2011	2010	Change	2011	2010	Change
Agricultural	$3,655	$3,271	12%	$3,537	$3,249	9%
Automotive	2,364	2,114	12	2,287	2,076	10
Chemicals	3,087	2,858	8	3,029	2,858	6
Energy	1,945	1,721	13	1,877	1,692	11
Industrial Products	2,832	2,470	15	2,724	2,453	11
Intermodal [a]	1,119	974	15	1,087	961	13
Average	$2,066	$1,807	14%	$2,019	$1,809	12%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Fuel surcharges and price improvements, partially offset by lower volume, increased agricultural freight revenue in the third quarter of 2011 versus 2010. Increased world production, higher corn prices in the U.S. and crop storage led to reduced corn and soybean exports during the third quarter. The federal mandate for higher levels of ethanol in the nation’s fuel supply and new business increased shipments of ethanol by 13% in the third quarter of 2011 versus 2010, which partially offset overall volume declines. Higher volume, core pricing gains and fuel surcharges increased freight revenue for the year-to-date period of 2011 compared to the same period of 2010. Despite a 19% decrease in wheat and food grains shipments in the third quarter, strong export demand for U.S. wheat via Gulf ports in the first half of 2011 primarily drove a 15% increase in wheat and food grains shipments for the nine-month period of 2011 compared to 2010. Poor wheat production in some foreign markets drove this export demand.

Automotive – Fuel surcharges and core pricing gains, combined with increased shipments of finished vehicles and automotive parts in the third quarter and year-to-date periods of 2011, improved automotive freight revenue from 2010 levels. Although higher production and sales levels during the first nine months of 2011 contributed to volume growth, the disaster in Japan partially offset this growth. The disruption of this event reduced parts shipments in the second quarter and shipments of international vehicles both in the second and third quarters.

Chemicals – Higher volume, fuel surcharges and price improvements increased freight revenue from chemicals in the third quarter and nine-month periods of 2011 versus 2010. In mid-2010, we began moving crude oil shipments from the Bakken formation in North Dakota to facilities in Louisiana. This new business, along with shipments from the Eagle Ford shale formation in south Texas, contributed to 35% and 33% increases in shipments of petroleum products during the third quarter and year-to-date period, respectively. Additionally, improving market conditions increased demand for industrial chemicals during the third quarter and nine-month periods of 2011, driving volume levels up versus 2010.

Energy – Increased shipments, higher fuel surcharges, and core pricing gains improved freight revenue from energy shipments in the third quarter and year-to-date periods of 2011 versus 2010. Volumes in the third quarter increased 7% reflecting higher demand from utilities replacing reduced coal stockpiles due to extreme summer heat and recovery of a substantial portion of shipments lost during the second quarter due to Midwest flooding. Shipments of coal from the Southern Powder River Basin (SPRB) were up 5% in the third quarter and 4% year-to-date periods of 2011 compared to 2010, reflecting new business from existing Wisconsin facilities and the start-up of a new power plant near Waco, TX. After completion of a year-long equipment relocation process at one of the mines and minimal production problems elsewhere, shipments from Colorado and Utah mines increased 10% in the third quarter of 2011 versus 2010. These third quarter gains, along with increased exports to Europe and Asia, offset first half production problems and weak demand from eastern coal utilities.

Industrial Products – Volume gains, fuel surcharges, and core pricing improvement increased freight revenue from industrial products in the third quarter and nine-month period of 2011 versus 2010. Similar to the second quarter of 2011, shipments of non-metallic minerals (primarily frac sand) grew in response to a dramatic rise in horizontal drilling activity for natural gas and oil, while steel shipments increased due to higher demand for steel coils and plate for automotive and pipe production. In addition, higher demand in China for iron ore also drove volume growth. Conversely, lower commercial construction activity negatively impacted stone, sand and gravel shipments in the third quarter and year-to-date periods in 2011 compared to 2010.

Intermodal – Fuel surcharge gains, including better contract provisions for fuel cost recovery, and pricing improvements drove an increase in freight revenue from intermodal shipments in the third quarter and year-to-date periods of 2011 compared to 2010. Volume from international traffic decreased 12% and 4% in the third quarter and nine-month periods of 2011 versus 2010, respectively, reflecting softer economic conditions and the loss of a customer contract. Conversely, conversions from truck to rail offset weaker consumer demand and competition for domestic shipments, resulting in 2% and 1% volume increases in the third quarter and year-to-date periods of 2011, respectively.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 15% to $458 million in the third quarter of 2011 versus the same period in 2010. Volume levels for four of the six commodity groups increased (energy and agricultural products shipments declined), up 10% in aggregate versus the third quarter of 2010, with particularly strong growth in automotive and industrial products. Year-to-date, revenue grew 16% versus 2010 to $1.3 billion, driven by volume growth of 10% versus 2010.

Operating Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions	2011	2010	Change	2011	2010	Change
Compensation and benefits	$1,193	$1,092	9%	$3,526	$3,202	10%
Fuel	916	608	51	2,646	1,799	47
Purchased services and materials	506	465	9	1,497	1,369	9
Depreciation	408	372	10	1,204	1,107	9
Equipment and other rents	293	292	-	878	864	2
Other	207	178	16	591	546	8
Total	$3,523	$3,007	17%	$10,342	$8,887	16%

Operating expenses increased $516 million and $1.5 billion in the third quarter and nine-month periods of 2011 versus the comparable periods in 2010. Our fuel price per gallon increased 42% and 39% during the third quarter and year-to-date, accounting for $260 million and $723 million of the increases, respectively. Wage and benefit inflation, volume-related costs, depreciation, and property taxes also contributed to higher expenses during both periods. Year to date, expenses increased $20 million for flood-related costs and $18 million due to the impact of severe heat and drought in the South. Cost savings from productivity improvements and better resource utilization partially offset these increases. A $45 million one-time payment relating to a transaction with CSX Intermodal, Inc (CSXI) increased operating expenses during the first quarter of 2010, which favorably affects expenses year-to-date in 2011 when compared to 2010.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. General wage and benefit inflation, volume-related expenses, higher training costs associated with new hires, additional crew costs due to speed restrictions caused by the heat and drought, and higher pension expense drove the increase during the third quarter and year-to-date of 2011 compared to the same periods in 2010.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Higher locomotive diesel fuel prices, which averaged $3.18 and $3.11 per gallon (including taxes and transportation costs) in the third quarter and nine-month periods of 2011, compared to $2.24 and $2.23 per gallon in the same periods in 2010, increased expenses by $260 million and $723 million, respectively. In addition, higher gasoline prices for highway and non-highway vehicles also increased in both periods. Volume, as measured by gross ton-miles, increased 5% in both the third quarter and nine-month period versus 2010, driving expense up by $27 million and $86 million, respectively.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Expenses for contract services increased $21 million and $88 million, respectively, in the third quarter and nine-month periods of 2011 versus 2010, driven by volume-related external transportation services, incurred by our subsidiaries, equipment maintenance, and various other types of contractual services including flood-related service work. Volume-related crew transportation and lodging costs, as well as expenses associated with jointly owned operating facilities, also increased costs in both periods compared to 2010. In addition, an increase in locomotive maintenance materials used to prepare a portion of our locomotive fleet for return to active service due to increased volume and additional capacity for flood related reroutes increased expenses during the year-to-date period compared to 2010.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting ongoing capital spending, increased depreciation expense in the third quarter and year-to-date in 2011 compared to 2010. Higher depreciation rates for rail and other track material also drove the increase. The higher rates, which became effective January 1, 2011, resulted primarily from increased track usage (based on higher gross ton-miles in 2010).

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expenses. Third quarter expense was flat year-over-year as higher short-term freight car rental expense and container lease expense offset lower locomotive lease expense. Year-to-date, container lease and short-term freight car rental expense increased, but lower freight car lease expense led to decreased costs compared to the nine month period of 2010.

Other – Other expenses include personal injury, freight and property damage, destruction of equipment, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Higher property taxes, casualty costs associated with destroyed equipment and environmental costs increased other costs in the third quarter of 2011 compared to the same period of 2010. Other costs were partially offset in the third quarter 2011 by continual improvement of our safety performance and lower estimated liability costs, reducing our personal injury liability for past years. In the year-to-date comparison to 2010, higher property taxes and casualty costs were partially offset by the $45 million one-time payment in the first quarter of 2010 related to a transaction with CSXI.

Non-Operating Items

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions	2011	2010	Change	2011	2010	Change
Other income	$17	$25	(32)%	$58	$45	29%
Interest expense	(142)	(153)	(7)	(431)	(460)	(6)
Income taxes	(549)	(495)	11	(1,406)	(1,248)	13

Other Income – Other income decreased in the third quarter of 2011 versus the same period of 2010 due to a loss on non-operating property. Year-to-date, other income increased due to premiums paid for early redemption of existing long-term debt in the first quarter of 2010 and lower environmental costs.

Interest Expense – Interest expense decreased in the third quarter of 2011 versus 2010 due to a lower weighted-average debt level of $9.2 billion versus $9.5 billion. The effective interest rate was 6.2% and 6.4% in the third quarter of 2011 and 2010, respectively. A lower weighted-average debt level of $9.2 billion in 2011 versus $9.7 billion in 2010 drove the decrease in year-to-date interest expense. The effective interest rate was 6.2% versus 6.3% year-to-date in 2011 and 2010, respectively.

Income Taxes – Higher pre-tax income increased income taxes in the third quarter and year-to-date periods of 2011 compared to 2010. Our effective tax rates were 37.8% and 37.7% in the third quarter and year-to-date periods of 2011 compared to 38.9% and 38.4% for the corresponding periods of 2010. Changes in the distribution of taxable income between states generated higher effective tax rates in 2010.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of freight cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
Average train speed (miles per hour)	24.6	25.7	(4)%	25.6	26.1	(2)%
Average terminal dwell time (hours)	26.2	25.0	5%	26.1	25.3	3%
Average rail car inventory (thousands)	274.4	274.4	-	272.5	275.7	(1)%
Gross ton-miles (billions)	250.9	239.5	5%	725.5	691.3	5%
Revenue ton-miles (billions)	140.0	134.5	4%	405.0	387.6	4%
Operating ratio	69.1	68.2	0.9 pts	71.6	70.8	0.8 pts
Employees (average)	45,507	43,375	5%	44,841	42,692	5%
Customer satisfaction index	91	90	1 pt	91	89	2 pts

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed decreased 4% in the third quarter of 2011 compared to the same period of 2010 reflecting the weather challenges, in addition to increased carloadings and traffic mix changes. The severe heat and drought in the South, combined with extreme winter weather in February and severe Midwest flooding, had a greater impact than weather events in 2010 and drove the 2% decline in the nine-month period of 2011 compared to 2010. Overall, we continued operating a fluid and efficient network during 2011, effectively handling the 3% increase in carloads compared to the year-to-date period of 2010.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 5% and 3% in the third quarter and year-to-date periods of 2011 compared to 2010, respectively. Additional volume, weather challenges, track replacement programs, and a shift of traffic mix to more manifest traffic, which requires additional terminal processing, all contributed to the year-to-date increase.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Lower average rail car inventory reduces congestion in our yards and sidings, which increases train speed, reduces average terminal dwell time, and improves rail car utilization. Average rail car inventory remained flat and decreased 1% in the third quarter and year-to-date periods of 2011 compared to 2010, respectively, as we continue to adjust the size of our freight car fleet.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross and revenue-ton-miles increased 5% and 4%, respectively, in both the third quarter and year-to-date periods of 2011 compared to 2010, driven by a 1% and 3% increase in carloads, respectively and mix changes to heavier commodity groups.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio increased 0.9 points to 69.1% in the third quarter of 2011 versus the same period of 2010 and 0.8 points to 71.6% in the nine-month period of 2011 versus 2010. Higher fuel prices, inflation and weather related costs partially offset by core pricing gains and productivity initiatives drove the increase.

Employees – Employee levels were up 5% in both the third quarter and nine-month periods of 2011 versus 2010, respectively, driven by a 1% and 3% increase in volume levels, a higher number of Trainmen, Engineers, and Yard employees currently in training, and increased work on capital projects.

Customer Satisfaction Index – Our customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. We believe that improvement in survey results in the third quarter and year-to-date periods of 2011 generally reflects customer recognition of our service quality supported by our capital investment program.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	Sep. 30, 2011	Dec. 31, 2010
Debt (a)	$9,407	$9,242
Equity	18,565	17,763
Capital (b)	$27,972	$27,005
Debt to capital (a/b)	33.6%	34.2%

Millions, Except Percentages	Sep. 30, 2011	Dec. 31, 2010
Debt	$9,407	$9,242
Net present value of operating leases	3,267	3,476
Unfunded pension and OPEB	421	421
Adjusted debt (a)	$13,095	$13,139
Equity	18,565	17,763
Adjusted capital (b)	$31,660	$30,902
Adjusted debt to capital (a/b)	41.4%	42.5%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 6.2% at September 30, 2011 and December 31, 2010. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows Millions, for the Nine Months Ended September 30,	2011	2010
Cash provided by operating activities	$4,334	$2,720
Cash used in investing activities	(2,241)	(1,673)
Cash used in financing activities	(1,532)	(1,539)
Net change in cash and cash equivalents	$561	$(492)

Operating Activities

Higher net income and lower cash income tax payments in the first nine months of 2011 increased cash provided by operating activities compared to the same period of 2010. In addition, the adoption of a new accounting standard in January of 2010 changed the accounting treatment for our receivables securitization facility from a sale of undivided interests (recorded as an operating activity) to a secured borrowing (recorded as a financing activity), which decreased cash provided by operating activities by $400 million in 2010.

Investing Activities

Higher capital investments in the first nine months of 2011 drove the increase in cash used in investing activities compared to the same period in 2010.

The table below details cash capital investments:

Millions, for the Nine Months Ended September 30,	2011	2010
Rail and other track material	$513	$497
Ties	302	355
Ballast	169	149
Other [a]	220	221
Total road infrastructure replacements	1,204	1,222
Line expansion and other capacity projects	213	67
Commercial facilities	33	114
Total capacity and commercial facilities	246	181
Locomotives and freight cars	550	150
Positive train control	144	50
Technology and other	74	83
Total cash capital investments	$2,218	$1,686

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Financing Activities

Cash used in financing activities decreased slightly in the first nine months of 2011 versus the same period of 2010. Higher dividend payments in 2011 of $607 million compared to $438 million in 2010, reflecting our increased dividend rate, were offset by additional net debt of $163 million. Shares repurchased under our common stock repurchase program were consistent for both periods.

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

Millions, for the Nine Months Ended September 30,	2011	2010
Cash provided by operating activities	$4,334	$2,720
Receivables securitization facility [a]	-	400
Cash provided by operating activities adjusted for the receivables securitization facility	4,334	3,120
Cash used in investing activities	(2,241)	(1,673)
Dividends paid	(607)	(438)
Free cash flow	$1,486	$1,009

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

Credit Facilities – During the second quarter of 2011, we replaced our $1.9 billion revolving credit facility, which would have expired in April 2012, with a new $1.8 billion facility that expires in May 2015 (the facility). The facility is based on substantially similar terms as those in the previous credit facility. On September 30, 2011, we had $1.8 billion of credit available under the facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on either facility during the nine months ended September 30, 2011. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At September 30, 2011, and December 31, 2010 (and at all times during the year), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2011, the debt-to-net-worth coverage ratio allowed us to carry up to $37.1 billion of debt (as defined in the facility), and we had $9.8 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the nine months ended September 30, 2011, we did not issue or repay any commercial paper, and at September 30, 2011, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility.

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

On August 9, 2011 we issued a total of $500 million of 4.75% unsecured fixed-rate notes under our shelf registration statement. The notes mature on September 15, 2041; proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program.

During the third quarter, we renegotiated and extended for three years on substantially similar terms a $100 million floating-rate term loan, which will mature on August 5, 2016.

As of both September 30, 2011, and December 31, 2010, we reclassified as long-term debt approximately $100 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Receivables Securitization Facility – Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at September 30, 2011 and December 31, 2010. The value of the outstanding undivided interest held by investors under the facility was $100 million at September 30, 2011 and December 31, 2010, and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year. The value of the undivided interest held by investors was supported by $1.2 billion and $960 million of accounts receivable at September 30, 2011, and December 31, 2010, respectively. At September 30, 2011, and December 31, 2010, the value of the interest retained by UPRI was $1.2 billion and $960 million, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of September 30, 2011. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $4.9 billion and $4.3 billion during the three months ended September 30, 2011 and 2010, respectively, and $13.8 billion and $12.0 billion during the nine months ended September 30, 2011 and 2010, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million and $2 million for the three months ended September 30, 2011 and 2010, and $3 million and $5 million for the nine months ended September 30, 2011, and 2010, respectively.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

In August 2011, the receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

Debt Exchange – On June 23, 2011, we exchanged $857 million of various outstanding notes and debentures due between 2013 and 2019 (Existing Notes) for $750 million of 4.163% notes (New Notes) due July 15, 2022, plus cash consideration of approximately $267 million and $17 million for accrued and unpaid interest on the Existing Notes. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the term of the New Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $6 million and were included in interest expense during the nine months ended September 30, 2011.

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

Share Repurchase Program – The shares repurchased in 2010 and the first quarter of 2011, shown in the table below, were repurchased under our repurchase program that expired on March 31, 2011. Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million shares of our common stock by March 31, 2014, replacing our previous repurchase program. The shares repurchased in the second and third quarters of 2011, shown in the table below, were purchased under the new program. As of September 30, 2011, we repurchased a total of $5.2 billion of our common stock since the commencement of purchases under our repurchase programs.

	Number of Shares Purchased		Average Price Paid
	2011	2010	2011	2010
First quarter	2,636,178	-	$94.10	$-
Second quarter	3,576,399	6,496,400	100.75	71.74
Third quarter	4,681,535	7,643,400	91.45	73.19
Total	10,894,112	14,139,800	$95.14	$72.52

Remaining number of shares that may yet be repurchased				31,742,066

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

The following tables identify material obligations and commitments as of September 30, 2011:

Contractual Obligations Millions		Oct. 1 through Dec. 31, 2011	Payments Due by Dec. 31,
	Total		2012	2013	2014	2015	After 2015	Other
Debt [a]	$13,071	$67	$1,027	$851	$886	$614	$9,626	$-
Operating leases [b]	4,584	83	528	481	411	373	2,708	-
Capital lease obligations [c]	2,588	33	273	275	283	283	1,441	-
Purchase obligations [d]	4,576	708	1,678	525	464	231	938	32
Other postretirement benefits [e]	403	10	42	43	43	44	221	-
Income tax contingencies [f]	119	3	30	-	-	-	-	86
Total contractual obligations	$25,341	$904	$3,578	$2,175	$2,087	$1,545	$14,934	$118

[a]	Excludes capital lease obligations of $1,885 million and unamortized discount of $(367) million. Includes an interest component of $5,182 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $703 million.

[d]

Purchase obligations include locomotive maintenance contracts; purchase commitments for fuel purchases, locomotives, ties, ballast, and rail; and agreements to purchase other goods and services. For amounts where we cannot reasonably estimate the year of settlement, they are reflected in the Other column.

[e]

Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years. No amounts are included for funded pension obligations as no contributions are currently required.

[f]

Future cash flows for income tax contingencies reflect the recorded liability for unrecognized tax benefits, including interest and penalties, as of September 30, 2011. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we cannot reasonably estimate the year of settlement, they are reflected in the Other column.

Other Commercial Commitments Millions		Oct. 1 through Dec. 31, 2011	Amount of Commitment Expiration by Dec. 31,
	Total		2012	2013	2014	2015	After 2015
Credit facilities [a]	$1,800	-	$-	$-	$-	$1,800	$-
Receivables securitization facility [b]	600	-	600	-	-	-	-
Guarantees [c]	340	16	20	8	214	12	70
Standby letters of credit [d]	24	7	17	-	-	-	-
Total commercial commitments	$2,764	$23	$637	$8	$214	$1,812	$70

[a]	None of the credit facility was used as of September 30, 2011.

[b]	$100 million of the receivables securitization facility was utilized at September 30, 2011, which is accounted for as debt. The full program matures in August 2012.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of September 30, 2011.

OTHER MATTERS

Labor Agreements – The U.S. Class I railroads have been in collective bargaining with rail labor unions since January 2010. On September 2, 2011, the largest union in national rail bargaining, the United Transportation Union (UTU), ratified an agreement with the railroads, which covers nearly a third of railroad employees in collective bargaining. The remaining unsettled unions rejected the terms of the UTU agreement and subsequently the National Mediation Board released the parties from federal mediation. As a result, on October 6, 2011, President Obama signed an Executive Order creating a Presidential Emergency Board (PEB) to investigate the dispute between the railroads and two coalitions representing 11 unions. The appointment of the PEB extends the collective bargaining process for 60 days: 30 days for the PEB to investigate and make its recommendation, followed by a 30-day cooling off period.

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

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, the statements regarding the future impact of severe heat and drought under the caption “Quarterly Summary” and the statements and information set forth under the caption “Liquidity and Capital Resources” in this Item 2, and any other statements or information in this report regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; projections, estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

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

Environmental Matters

Omaha Lead Site – As we reported in our Annual Report on Form 10-K for 2005, the Environmental Protection Agency (EPA) considered the Railroad a potentially responsible party for the Omaha Lead Site. The Omaha Lead Site consists of approximately 25 square miles of residential property in the eastern part of Omaha, Nebraska, allegedly impacted by air emissions from two former lead smelters/refineries. ASARCO operated one refinery. The EPA identified the Railroad as a potentially responsible party because more than 60 years ago the Railroad owned land that was leased to ASARCO. The Railroad contested its purported liability for these costs and submitted an offer to the EPA to attempt to negotiate a resolution of the matter. On June 23, 2010, the Railroad filed suit in federal district court in Omaha, Nebraska against the EPA and its Administrator under the Freedom of Information Act (FOIA), the Administrative Procedure Act and the Federal Records Act asking the court to compel EPA to respond fully to outstanding FOIA requests and to prevent EPA from destroying records. The court granted the Railroad a temporary restraining order prohibiting further document destruction. On August 26, 2010, the Court entered an agreed Preliminary Injunction preventing destruction of records by EPA. In November 2010, the Railroad reached a tentative, confidential settlement agreement subject to further negotiation to resolve its liability at the Omaha Lead Site. The Railroad and EPA stayed the FOIA litigation pending possible resolution of the case. In May 2011, EPA and the Railroad executed a settlement. On June 1, 2011, the Consent Decree implementing the settlement was filed with the United States District Court in Omaha, Nebraska. On June 8, 2011, the Notice of the settlement was published in the Federal Register. On August 9, 2011, the Court entered the Consent Decree finalizing the settlement, which included a payment of $25 million by the Railroad. The settlement did not include an admission of liability by the Railroad. The court dismissed the FOIA litigation on August 12, 2011.

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

Other Matters

U.S. Customs and Border Protection (CBP) Dispute and Litigation – As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, CBP directed its field offices to issue penalties against the Railroad beginning in December 2007 for discoveries of illegal drugs in freight cars crossing the border from Mexico. The freight cars were in trains delivered by Mexican railroads directly to CBP; the Railroad received the trains only after CBP inspected them. Additionally, CBP imposed or reinstated earlier penalties that had been held in abeyance while the Railroad and CBP pursued a collective plan to address drug smuggling. In some instances, CBP seized freight cars in which drugs were found. The parties resolved their dispute over the seized freight cars, which were released by CBP for a payment by the Railroad of $40,000. The total amount of fines asserted by CBP for drug seizures received by the Railroad prior to June 1, 2011, exceeded $500 million.

On July 22, 2011, the Railroad and the Acting Commissioner of CBP signed an agreement under which the Railroad does not pay any fines but commits to participate in, and provide $50 million to fund, a major initiative to enhance border and supply chain security for rail shipments transiting the border with Mexico. CBP will reduce all fines asserted prior to June 1, 2011 (other than those involved in the Nebraska litigation discussed below) to zero on a pro rata basis as the Railroad makes expenditures of its $50 million commitment. Under the agreement, CBP also agrees that it will not assert penalties for drugs found on or after June 1, 2011, for a period of five years unless the Railroad fails to carry out the agreement or the Railroad or its personnel have specified degrees of involvement in drug smuggling. The agreement does not compromise the position of either party regarding the validity of the fines. CBP maintains its position that the fines were required by law, while the Railroad maintains its position that it has complied with all laws.

As previously reported in our disclosures regarding the CBP dispute and litigation, the Railroad filed a complaint in the U.S. District Court for the District of Nebraska on July 31, 2008, asking the court to enter (1) a judgment declaring that CBP’s penalties are invalid and unenforceable and (2) preliminary and permanent injunctions prohibiting CBP from enforcing penalties and holding seized freight cars and directing CBP to refrain from issuing additional penalties and from future equipment seizures. The parties agreed to stay the action to discuss settlement of the matter. However, settlement discussions were unsuccessful. As a result, the Railroad reinstituted its lawsuit on February 18, 2009. The Railroad and CBP both desire to continue this litigation to receive a judicial determination that clarifies the meaning of federal laws involved in the dispute. The amount of fines involved in the Nebraska litigation, approximately $38 million, is not material to the Railroad. Therefore, the resolution of this matter will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2011:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Jul. 1 through Jul. 30	192,948	$103.34	148,400	36,275,201
Aug. 1 through Aug. 31	3,703,775	91.93	3,701,876	32,573,325
Sep. 1 through Sep. 30	831,259	87.35	831,259	31,742,066
Total	4,727,982	$91.59	4,681,535	N/A

[a]

Total number of shares purchased during the quarter includes 46,477 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On February 3, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $13.7 billion and $12.9 billion at September 30, 2011 and December 31, 2010, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

10	Supplemental Pension Plan (409A Non-Grandfathered Component) for Officers and Managers of Union Pacific Corporation and Affiliates, as amended July 22, 2011.

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2011 and 2010.

12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2011 and 2010.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - James R. Young.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 (filed with the SEC on October 21, 2011), is formatted in XBRL and submitted electronically herewith: (i) Consolidated Statements of Income for the periods ended September 30, 2011 and 2010, (ii) Consolidated Statements of Financial Position at September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the periods ended September 30, 2011 and 2010, (iv) Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2011 and 2010, and (v) the Notes to the Consolidated Financial Statements.

Incorporated by Reference

3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q dated June 30, 2011.

3(b)	By-Laws of UPC, as amended, effective May 14, 2009, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated May 15, 2009.

4	Form of 4.75% Note due 2041 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 21, 2011

UNION PACIFIC CORPORATION

(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)