Form 10-K
period 2011-12-31
UNION PACIFIC CORP
filed 2012-02-03
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

☐  Yes             ☑  No

As of June 30, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $50.7 billion.

The number of shares outstanding of the registrant’s Common Stock as of January 27, 2012 was 480,067,865.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2012, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

UNION PACIFIC CORPORATION

February 3, 2012

Fellow Shareholders:

Our 2011 results demonstrated the capabilities of the men and women of Union Pacific and the strength of our unique and diverse franchise, contributing to the safest and most profitable year in Union Pacific’s 150-year history. Both top and bottom line results achieved historic milestones and generated record earnings of $6.72 per share and a return on invested capital of 12.4 percent. We rewarded shareholders with improved financial returns, including a 58 percent increase in the quarterly dividend per share and more than $1.4 billion in share repurchases. UP’s stock price reached new highs in 2011, increasing 14 percent and outpacing the S&P 500 by 14 points as well.

We accomplished this while overcoming many challenges: global financial market turmoil, ongoing economic uncertainty, historic flooding in the Midwest and extreme drought conditions in the South. Despite these challenges, we maintained efficient network operations, met our customer commitments, and continued operating a safe and productive railroad.

As volumes increased, we maintained excellent customer service and achieved many new safety records. With Total Safety Culture flourishing across our company, employee injuries hit a record low in 2011, capping a decade of significant improvement. Customers also rewarded us with record satisfaction ratings, clearly valuing our service offerings and the efficiencies we provide as part of their total supply chain.

Capital investments play a critical role in meeting the long-term demand for transportation. In 2011, we invested a record $3.2 billion across our network. Over half was spent on replacing and hardening our infrastructure to further enhance safety and reliability. The balance was invested to support business growth. Projects large and small, in all regions where we operate, will enable us to serve our customers well in the years ahead. This level of investment is supported by the strong financial returns we generated in 2011.

Public officials are increasingly aware that a healthy, efficient rail network is critical to our country’s growing need for a strong transportation infrastructure. With public spending for infrastructure under pressure, the investments we are making will help our customers and our country compete in an increasingly global economy. We work hard to make sure that policy makers and regulators understand the relationship between financial results and investment so that new regulation does not hinder future opportunity for our customers.

As we focus our efforts on 2012 and beyond, we see continued prospects for growth from our existing customers, along with new, emerging market opportunities. Union Pacific plays a vital role in the global supply chain. International trade currently represents one third of our revenue base, and it is growing. An increasing U.S. population base will stimulate long-term demand for most of the goods we carry. As the only railroad to serve all six major gateways to Mexico, we are in an excellent position to benefit from expanding U.S. trade with Mexico.

With the development of new and improved horizontal drilling techniques, the U.S. has seen a dramatic expansion of drilling activity for crude oil and natural gas at various shale formations around the country. We’re extending our “energy reach” by providing an efficient rail-based supply chain to support the ongoing expansion of this business.

Last year was a historic milestone that set the stage for 2012, which marks 150 years of history for Union Pacific. The generations who came before us helped build a nation, and today Union Pacific continues to play a critical role in helping our country grow and prosper. We’re making significant capital investments, generating increasing financial returns, providing fuel efficient and environmentally responsible transportation, and creating solid, well-paying jobs. The bar has been raised for Union Pacific in 2012 and our prospects have never been better. We pay tribute to our 45,000 employees, whose innovation and teamwork will move us forward to even greater accomplishments in 2012.

Chairman, President and

Chief Executive Officer

DIRECTORS AND SENIOR MANAGEMENT

BOARD OF DIRECTORS

Andrew H. Card, Jr.

Acting Dean

The Bush School of

Government & Public Service,

Texas A&M University

Board Committees: Audit, Finance

Erroll B. Davis, Jr.

Superintendent

Atlanta Public Schools

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

President

Birmingham–Southern College

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

Lead Independent Director

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

Executive Vice President–Operations

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

D. Lynn Kelley

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

Vice President–External Relations

Union Pacific Corporation

Barbara W. Schaefer

Senior Vice President–Human Resources and Secretary

Union Pacific Corporation

Lynden L. Tennison

Senior Vice President and

Chief Information Officer

Union Pacific Corporation

Jeffrey P. Totusek

Vice President and Controller

Union Pacific Corporation

Robert W. Turner

Senior Vice President–

Corporate Relations

Union Pacific Corporation

William R. Turner

Vice President–Labor Relations

Union Pacific Railroad Company

PART I

Item 1. Business

GENERAL

Union Pacific Corporation owns one of America’s leading transportation companies. Its principal operating company, Union Pacific Railroad Company, links 23 states in the western two-thirds of the country. Union Pacific Railroad Company serves many of the fastest-growing U.S. population centers, providing a fuel-efficient, environmentally responsible and safe mode of freight transportation. Union Pacific Railroad Company’s diversified business mix includes Agricultural Products, Automotive, Chemicals, Energy, Industrial Products and Intermodal. Union Pacific Railroad Company emphasizes excellent customer service and offers competitive routes from all major West Coast and Gulf Coast ports to eastern gateways. Union Pacific Railroad Company connects with Canada’s rail systems and is the only railroad serving all six major gateways to Mexico, making it North America’s premier rail franchise.

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

Operations – UPRR is a Class I railroad operating in the U.S. We have 31,898 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern U.S. gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our freight traffic consists of bulk, manifest, and premium business. Bulk traffic is primarily coal, grain, rock, or soda ash in unit trains – trains transporting a single commodity from one source to one destination. Manifest traffic is individual carload or less than train-load business, including commodities  such  as  lumber,  steel,  paper,  food

2011 Freight Revenue

and chemicals. The transportation of finished vehicles, intermodal containers and truck trailers is part of our premium business. In 2011, we generated freight revenues totaling $18.5 billion from the following six commodity groups:

Agricultural – Transportation of grains, commodities produced from these grains, and food and beverage products generated 18% of the Railroad’s 2011 freight revenue. The Company accesses most major grain markets, linking the Midwest and western producing areas to export terminals in the Pacific Northwest and Gulf Coast ports, as well as Mexico. We also serve significant domestic markets, including grain processors, animal feeders and ethanol producers in the Midwest, West, South and Rocky Mountain states. Unit trains, which transport a single commodity between producers and export terminals or domestic markets, represent nearly 40% of agricultural shipments.

Automotive – We are the largest automotive carrier west of the Mississippi River and operate or access over 40 vehicle distribution centers. The Railroad’s extensive franchise serves vehicle assembly plants and connects to West Coast ports and the Port of Houston to accommodate both import and export shipments. In addition to transporting finished vehicles, UP provides expedited handling of automotive parts in both boxcars and intermodal containers destined for Mexico, the U.S. and Canada. The automotive group generated 8% of Union Pacific’s freight revenue in 2011. Finished vehicles accounted for 78% of this revenue, with transportation of automotive parts and materials providing the remaining 22%.

Chemicals – Transporting chemicals generated 15% of our freight revenue in 2011. The Railroad’s unique franchise serves the chemical producing areas along the Gulf Coast, where roughly two-thirds of the Company’s chemical business originates, terminates or travels. Our chemical franchise also accesses chemical producers in the Rocky Mountains and on the West Coast. The Company’s chemical shipments include three broad categories: Petrochemicals, Fertilizer and Soda Ash. Petrochemicals include industrial chemicals, plastics, petroleum products, including crude oil from North Dakota, and liquid petroleum gases. These products move primarily to and from the Gulf Coast region. Fertilizer movements originate in the Gulf Coast region, the western part of the U.S. and Canada for delivery to major agricultural users in the Midwest, western U.S. and abroad. Soda ash originates in southwestern Wyoming and California, destined for chemical and glass producing markets in North America and abroad.

Energy – Coal and petroleum coke transportation accounted for the largest share of our freight revenue, 22% in 2011. The Railroad’s network supports the transportation of coal and petroleum coke to utilities and industrial facilities throughout the U.S. Through interchange gateways and ports, UP’s reach extends to eastern U.S. utilities, Mexico, Europe and Asia. Water terminals allow the Railroad to move western U.S. coal east via the Mississippi and Ohio Rivers, as well as the Great Lakes. Export coal moves through West Coast ports to Asia and through Mississippi River and Gulf Coast terminals to Europe. Coal traffic originating in the Southern Powder River Basin (SPRB) area of Wyoming is the largest segment of UP’s energy business.

Industrial Products – Our extensive network facilitates the movement of numerous commodities between thousands of origin and destination points throughout North America. The Industrial Products commodity group consists of several categories, including construction products, metals, minerals, paper, consumer goods, lumber and other miscellaneous products. In 2011, this group generated 17% of Union Pacific’s total freight revenue. Commercial and highway construction drives shipments of steel and construction products, consisting of rock, cement and roofing materials. Industrial manufacturing plants receive nonferrous metals and industrial minerals. Paper and consumer goods, including furniture and appliances, move to major metropolitan areas for consumers. Lumber shipments originate primarily in the pacific northwest and Canada and move throughout the U.S. for use in new home construction and repair and remodeling.

Intermodal – Our Intermodal business includes two shipment categories: international and domestic. International business consists of imported and exported container traffic that mainly passes through West Coast ports served by UP’s extensive terminal network. Domestic business includes container and trailer traffic picked up and delivered within North America for intermodal marketing companies (primarily shipper agents and logistics companies), as well as truckload carriers. Less-than-truckload and package carriers with time-sensitive business requirements are also an important part of these domestic shipments. Together, international and domestic business generated 20% of UP’s 2011 freight revenue.

Seasonality – Some of the commodities we carry have peak shipping seasons, reflecting either or both the nature of the commodity, such as certain agricultural and food products that have specific growing and harvesting seasons, and the demand cycle for the commodity, such as intermodal traffic, which generally has a peak shipping season during the third quarter to meet holiday-related demand for consumer goods during the fourth quarter. The peak shipping seasons for these commodities can vary considerably from year to year depending upon various factors, including the strength of domestic and international economies and currencies and the strength of harvests and market prices for agricultural products. In response to an annual request delivered by the Surface Transportation Board (STB) of the U.S. Department of Transportation (DOT) to all of the Class I railroads operating in the U.S., we issue a publicly available letter during the third quarter detailing our plans for handling traffic during the third and fourth quarters and providing other information requested by the STB.

Working Capital – At December 31, 2011 and 2010, we had a working capital surplus. This reflects a strong cash position, which provides enhanced liquidity in an uncertain economic environment. In addition, we believe we have adequate access to capital markets to meet cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

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

Employees – Approximately 86% of our 44,861 full-time-equivalent employees are represented by 14 major rail unions. In January 2010, the nation’s largest freight railroads began the current round of negotiations with the labor unions. Generally, contract negotiations with the various unions take place over an extended period of time. This round of negotiations was no exception. In September 2011, the rail industry reached agreements with the United Transportation Union. On November 5, 2011, a Presidential Emergency Board (PEB) appointed by President Obama issued recommendations to resolve the disputes between the U.S. railroads and 11 unions that had not yet reached agreements. Since then, ten unions reached agreements with the railroads, all of them generally patterned on the recommendations of the PEB, and the unions subsequently ratified these agreements. The railroad industry reached a tentative agreement with the Brotherhood of Maintenance of Way Employees (BMWE) on February 2, 2012, eliminating the immediate threat of a national rail strike. The BMWE now will commence ratification of this tentative agreement by its members.

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

UPRR Security Measures – We maintain a comprehensive security plan designed to both deter and to respond to any potential or actual threats as they arise. The plan includes four levels of alert status, each with its own set of countermeasures. We employ our own police force, consisting of more than 215 commissioned and highly-trained officers. Our employees also undergo recurrent security and preparedness training, as well as federally-mandated hazardous materials and security training. We regularly review the sufficiency of our employee training programs to identify ways to increase preparedness and to improve security. We maintain the capability to move critical operations to back-up facilities in different locations.

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

We also have established a number of our own innovative safety and security-oriented initiatives ranging from various investments in technology to The Officer on the Train program, which provides local law enforcement officers with the opportunity to ride with train crews to enhance their understanding of railroad operations and risks. Our staff of information security professionals continually assesses cyber security risks and implements mitigation programs that evolve with the changing technology threat environment.

Cooperation with Federal, State, and Local Government Agencies – We work closely on physical and cyber security initiatives with government agencies ranging from the DOT and the Department of Homeland Security (DHS) to local police departments, fire departments, and other first responders. In conjunction with DOT, DHS, and other railroads, we sponsor Operation Respond, which provides first responders with secure links to electronic railroad resources, including mapping systems, shipment records, and other essential information required by emergency personnel to respond to accidents and other situations. We also participate in the National Joint Terrorism Task Force, a multi-agency effort established by the U.S. Department of Justice and the Federal Bureau of Investigation to combat and prevent terrorism.

We work with the Coast Guard, U.S. Customs and Border Protection (CBP), and the Military Transport Management Command to monitor shipments entering the UPRR rail network at U.S. border crossings and ports. We were the first railroad in the U.S. to be named a partner in CBP’s Customs-Trade Partnership Against Terrorism, a partnership designed to develop, enhance, and maintain effective security processes throughout the global supply chain.

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

The operations of the Railroad are also subject to the regulatory jurisdiction of the STB. The STB has jurisdiction over rates charged on certain regulated rail traffic; common carrier service of regulated traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers. The STB launched wide-ranging proceedings to explore whether to expand rail regulation, and we actively participated. The STB has not yet taken further action and denied a petition seeking one form of “access” regulation. Additionally, several bills were introduced in the U.S. Senate in early 2011 that would expand the regulatory authority of the STB and could include new antitrust provisions. We continue to monitor these proposed bills.

The operations of the Railroad also are subject to the regulations of the FRA and other federal and state agencies. On January 12, 2010, the FRA issued final rules governing installation of Positive Train Control (PTC) by the end of 2015. Although still under development, PTC is a collision avoidance technology intended to override locomotive controls and stop a train before an accident. The FRA acknowledged that projected costs will exceed projected benefits by a ratio of about 22 to one, and we estimate that our costs will be higher than the FRA assumed. Congress has directed the FRA to provide an early report by March 1, 2012, on the status of PTC implementation, which is in advance of a detailed report due by the end of 2012. Through 2011, we have invested nearly $400 million in the development of PTC.

DOT, the Occupational Safety and Health Administration, and DHS, along with other federal agencies, have jurisdiction over certain aspects of safety, movement of hazardous materials and hazardous waste, emissions requirements, and equipment standards. The Rail Safety Improvement Act of 2008, among other things, revised hours of service rules for train and certain other railroad employees, mandated implementation of PTC, imposed passenger service requirements, addressed safety at rail crossings, increased the number of safety related employees of the FRA, and increased fines that may be levied against railroads for safety violations. Additionally, various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in ways not preempted by federal law.

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

We Are Required to Transport Hazardous Materials – Federal laws require railroads, including us, to transport certain hazardous materials regardless of risk or potential exposure to loss. Any rail accident or other incident or accident on our network, at our facilities, or at the facilities of our customers involving the release of hazardous materials, including toxic inhalation hazard (or TIH) materials such as chlorine, could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We Rely on Technology and Technology Improvements in Our Business Operations – We rely on information technology in all aspects of our business. If we do not have sufficient capital to acquire new technology or if we are unable to develop or implement new technology such as PTC or the latest version of our transportation control systems, we may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation service, which could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, if a cyber attack or other event causes significant disruption or failure of one or more of our information technology systems, including computer hardware, software, and communications equipment, we could suffer a significant service interruption, safety failure, security breach, or other operational difficulties, which could have a material adverse impact on our results of operations, financial condition, and liquidity.

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

We Are Dependent on Certain Key Suppliers of Locomotives and Rail – Due to the capital intensive nature and sophistication of locomotive equipment, potential new suppliers face high barriers to entry. Therefore, if one of the domestic suppliers of high horsepower locomotives discontinues manufacturing locomotives for any reason, including bankruptcy or insolvency, we could experience significant cost increases and reduced availability of the locomotives that are necessary for our operations. Additionally, for a high percentage of our rail purchases, we utilize two suppliers (one domestic and one international)

that meet our specifications. Rail is critical to our operations for rail replacement programs, maintenance, and for adding additional network capacity, new rail and storage yards, and expansions of existing facilities. This industry similarly has high barriers to entry, and if one of these suppliers discontinues operations for any reason, including bankruptcy or insolvency, we could experience both significant cost increases for rail purchases and difficulty obtaining sufficient rail for maintenance and other projects.

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

TRACK

Our rail network includes 31,898 route miles. We own 26,027 miles and operate on the remainder pursuant to trackage rights or leases. The following table describes track miles at December 31, 2011 and 2010.

	2011	2010
Route	31,898	31,953
Other main line	6,644	6,596
Passing lines and turnouts	3,112	3,118
Switching and classification yard lines	8,999	9,006
Total miles	50,653	50,673

HEADQUARTERS BUILDING

We maintain our headquarters in Omaha, Nebraska. The facility has 1.2 million square feet of space for approximately 4,000 employees and is subject to a financing arrangement.

HARRIMAN DISPATCHING CENTER

The Harriman Dispatching Center (HDC), located in Omaha, Nebraska, is our primary dispatching facility. It is linked to regional dispatching and locomotive management facilities at various locations along our network. HDC employees coordinate moves of locomotives and trains, manage traffic and train crews on our network, and coordinate interchanges with other railroads. Over 900 employees currently work on-site in the facility. In the event of a disruption of operations at HDC due to a cyber attack, flooding or severe weather or other event, we maintain the capability to conduct critical operations at back-up facilities in different locations.

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

Top 10 Classification Yards	2011	Avg. Daily Car Volume 2010
North Platte, Nebraska	2,200	2,100
North Little Rock, Arkansas	1,600	1,500
Englewood (Houston), Texas	1,400	1,400
Proviso (Chicago), Illinois	1,400	1,300
Fort Worth, Texas	1,300	1,200
Livonia, Louisiana	1,300	1,200
Pine Bluff, Arkansas	1,200	1,100
Roseville, California	1,200	1,100
West Colton, California	1,100	1,100
Neff (Kansas City), Missouri	1,000	900

Top 10 Intermodal Terminals	2011	Annual Lifts 2010
ICTF (Los Angeles), California	432,000	450,000
East Los Angeles, California	428,000	429,000
Joliet (Global 4), Illinois [a]	298,000	118,000
Global I (Chicago), Illinois	295,000	317,000
Marion (Memphis), Tennessee	283,000	292,000
Yard Center (Chicago), Illinois	277,000	241,000
Global II (Chicago), Illinois	273,000	342,000
Dallas, Texas	261,000	280,000
Mesquite, Texas	232,000	215,000
LATC (Los Angeles), California	226,000	224,000

[a]	New terminal completed in August 2010 with an annual capacity of 500,000 intermodal containers.

RAIL EQUIPMENT

Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for maintenance, transportation of crews, and other activities. As of December 31, 2011, we owned or leased the following units of equipment:

Locomotives	Owned	Leased	Total	Average Age (yrs.)
Multiple purpose	5,082	2,550	7,632	16.8
Switching	401	25	426	32.0
Other	92	63	155	31.7
Total locomotives	5,575	2,638	8,213	N/A

Freight cars	Owned	Leased	Total	Average Age (yrs.)
Covered hoppers	12,672	17,823	30,495	26.6
Open hoppers	10,429	3,983	14,412	31.5
Gondolas	6,487	5,074	11,561	27.2
Boxcars	5,303	1,737	7,040	28.9
Refrigerated cars	2,494	4,302	6,796	23.6
Flat cars	2,764	914	3,678	34.1
Other	104	459	563	N/A
Total freight cars	40,253	34,292	74,545	N/A

Highway revenue equipment	Owned	Leased	Total	Average Age (yrs.)
Containers	17,231	37,059	54,290	5.7
Chassis	9,247	27,931	37,178	6.7
Total highway revenue equipment	26,478	64,990	91,468	N/A

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

2011 Capital Expenditures – During 2011, we made capital investments totaling $3.2 billion, nearly all of which was cash spending. (See the capital expenditures table in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Condition, Item 7.)

2012 Capital Expenditures – In 2012, we expect to make capital investments of approximately $3.6 billion, including expenditures for PTC of approximately $335 million. We may revise our 2012 capital plan if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See discussion of our 2012 capital plan in Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2012 Outlook, Item 7.)

OTHER

Equipment Encumbrance – Equipment with a carrying value of approximately $2.9 billion and $3.2 billion at December 31, 2011 and 2010, respectively, served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

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

ENVIRONMENTAL MATTERS

As we reported in our Annual Report on Form 10-K for 2005, the Illinois Attorney General’s office filed a complaint against the Railroad in the Circuit Court for the Twentieth Judicial Circuit (St. Clair County) for injunctive and other relief on November 28, 2005, alleging a diesel fuel spill from an above-ground storage tank in a rail yard in Dupo, St. Clair County, Illinois. The State of Illinois seeks to enjoin UPRR from further violations and a monetary penalty. Union Pacific settled this matter by paying the State of Illinois $34,000.

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

OTHER MATTERS

Antitrust Litigation – As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 small rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against the Railroad and four other Class I railroads in the U.S (one railroad was eventually dropped from the lawsuit). The original plaintiff filed the first of these claims in the U.S. District Court in New Jersey on May 14, 2007, and the additional plaintiffs filed claims in district courts in various states, including Florida, Illinois, Alabama, Pennsylvania, and the District of Columbia. These suits allege that the named railroads engaged in price-fixing by establishing common fuel surcharges for certain rail traffic.

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

On October 10, 2008, Judge Friedman heard oral arguments with respect to the defendant railroads’ motions to dismiss. In a ruling on November 7, 2008, Judge Friedman denied the motion with respect to the direct purchasers’ complaint, and pretrial proceedings are underway in that case, the status of which is described below. On December 31, 2008, Judge Friedman dismissed the complaints of the indirect purchasers based upon state antitrust, consumer protection, and unjust enrichment laws. He also ruled, however, that these plaintiffs could proceed with their claim for injunctive relief under the federal antitrust laws, which is identical to a claim by the direct purchaser plaintiffs. The indirect purchasers appealed Judge Friedman’s ruling to the U.S. Court of Appeals for the District of Columbia. On April 16, 2010, the U.S. Court of Appeals for the District of Columbia affirmed Judge Friedman’s ruling dismissing the indirect purchasers’ claims based on various state laws. On December 13, 2010, the U.S. Supreme Court denied the indirect purchaser plaintiffs’ Petition for Certiorari.

With respect to the direct purchasers’ complaint, Judge Friedman conducted a two-day hearing on October 6 and 7, 2010, on the class certification issue and the railroad defendants’ motion to exclude evidence of interline communications. On April 7, 2011, Judge Friedman issued an order deferring any decision on class certification until the Supreme Court issued its decision in the Wal-Mart employment discrimination case. The Supreme Court issued its decision on June 20, 2011, and Judge Friedman required the parties to confer on the impact of the Wal-Mart decision. Plaintiffs and the defendant railroads filed briefs in August and early September stating their views on the impact of the Wal-Mart case on class certification in the fuel surcharge litigation. The decision from Judge Friedman regarding class certification is still pending.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a copy of a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). The complaint named the Railroad and one other U.S. Class I Railroad as defendants and alleged that the named railroads engaged in price-fixing and monopolistic practices in connection with fuel surcharge programs and pricing of shipments of certain commodities, including coal and petroleum coke. The complaint seeks injunctive relief and payment of damages of over $30 million, and other unspecified damages, including treble damages. Some of the allegations in the complaint are addressed in the existing fuel surcharge litigation referenced above. The complaint also includes additional unrelated allegations regarding alleged limitations on competition for shipments of Oxbow’s commodities. Judge Friedman, who presides over the fuel surcharge matter described above, also presides over this matter. The parties filed briefs and answers regarding the motions to dismiss the action filed by the defendant railroads, and the court’s decision regarding this motion is pending.

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

U.S. Customs and Border Protection (CBP) Dispute and Litigation – As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, CBP directed its field offices to issue penalties against the Railroad beginning in December 2007 for discoveries of illegal drugs in freight cars crossing the border from Mexico. The freight cars were in trains delivered by Mexican railroads directly to CBP; the Railroad received the trains only after CBP inspected them. Additionally, CBP asserted or reinstated previously asserted penalties that had been held in abeyance while the Railroad and CBP pursued a collective plan to address drug smuggling. In some instances, CBP seized freight cars in which drugs were found. The parties resolved their dispute over the seized freight cars, which were released by CBP for a payment by the Railroad of $40,000. The total amount of fines for drug seizures asserted by CBP prior to June 1, 2011, exceeded $500 million.

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

As previously reported in our disclosures regarding the CBP dispute and litigation, the Railroad filed a complaint in the U.S. District Court for the District of Nebraska on July 31, 2008, asking the court to enter (1) a judgment declaring that CBP’s penalties and seizures are invalid and unenforceable and (2) preliminary and permanent injunctions prohibiting CBP from enforcing penalties and holding seized freight cars and directing CBP to refrain from asserting additional penalties and from making future equipment seizures. On December 19, 2011, the District Court ruled in favor of the Railroad, finding that the CBP acted outside of its authority in assessing the penalties. The court also entered a permanent injunction that enjoins CBP from taking any action against the Railroad for seizures of drugs found on railcars entering the U.S. from Mexico over which the Railroad has no control. The amount of fines involved in the Nebraska litigation, approximately $38 million, is not material to the Railroad. Therefore, the resolution of this matter will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

The Board of Directors typically elects and designates our executive officers on an annual basis at the board meeting held in conjunction with the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information current as of February 3, 2012, relating to the executive officers.

Name	Position	Age	Business Experience During Past Five Years
James R. Young	Chairman, President and Chief Executive Officer of UPC and the Railroad	59	[1]

Robert M. Knight, Jr.	Executive Vice President – Finance and Chief Financial Officer of UPC and the Railroad	54	Current Position

J. Michael Hemmer	Senior Vice President – Law and General Counsel of UPC and the Railroad	62	Current Position

Barbara W. Schaefer	Senior Vice President – Human Resources and Secretary of UPC and the Railroad	58	Current Position

Jeffrey P. Totusek	Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad	53	[2]

Lance M. Fritz	Executive Vice President – Operations of the Railroad	49	[3]

John J. Koraleski	Executive Vice President – Marketing and Sales of the Railroad	61	Current Position

[1]	Mr. Young was elected Chief Executive Officer and President of UPC and the Railroad effective January 1, 2006. He was elected to the additional position of Chairman effective February 1, 2007.

[2]	Mr. Totusek was elected to his current position effective January 1, 2008. He previously was Assistant Vice President – Financial Analysis of the Railroad.

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

2011 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.38	$0.475	$0.475	$0.60
Common stock price:
High	99.50	105.60	107.89	106.60
Low	90.66	92.80	79.58	77.73

2010 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.27	$0.33	$0.33	$0.38
Common stock price:
High	74.35	78.61	83.08	95.78
Low	60.41	65.99	66.84	79.32

At January 27, 2012, there were 480,067,865 shares of common stock outstanding and 33,061 common shareholders of record. On that date, the closing price of the common stock on the NYSE was $114.90. We have paid dividends to our common shareholders during each of the past 112 years. We declared dividends totaling $938 million in 2011 and $653 million in 2010. On May 5, 2011, we increased the quarterly dividend to $0.475 per share, payable beginning on July 1, 2011, to shareholders of record on May 31, 2011. On November 17, 2011, we again increased the quarterly dividend to $0.60 per share, payable beginning January 2, 2012 to shareholders of record on November 30, 2011. We are subject to certain restrictions regarding retained earnings with respect to the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends increased to $13.8 billion at December 31, 2011, from $12.9 billion at December 31, 2010. (See discussion of this restriction in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7.) We do not believe the restriction on retained earnings will affect our ability to pay dividends, and we currently expect to pay dividends in 2012.

Comparison Over One- and Three-Year Periods – The following table presents the cumulative total shareholder returns, assuming reinvestment of dividends, over one- and three-year periods for the Corporation (UNP), a peer group index (comprised of CSX Corporation and Norfolk Southern Corporation), the Dow Jones Transportation Index (DJ Trans), and the Standard & Poor’s 500 Stock Index (S&P 500).

Period	UNP	Peer Group	DJ Trans	S&P 500
1 Year (2011)	16.6%	9.0%	0.0%	2.1%
3 Year (2009-2011)	135.1	84.7	50.3	48.6

Five-Year Performance Comparison – The following graph provides an indicator of cumulative total shareholder returns for the Corporation as compared to the peer group index (described above), the DJ Trans, and the S&P 500. The graph assumes that $100 was invested in the common stock of Union Pacific Corporation and each index on December 31, 2006 and that all dividends were reinvested.

Purchases of Equity Securities – During 2011, we repurchased 15,340,810 shares of our common stock at an average price of $96.08. The following table presents common stock repurchases during each month for the fourth quarter of 2011:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Oct. 1 through Oct. 31	379,488	87.46	371,639	31,370,427
Nov. 1 through Nov. 30	1,748,964	98.41	1,733,877	29,636,550
Dec. 1 through Dec. 31	1,787,343	100.26	1,780,142	27,856,408
Total	3,915,795	$98.19	3,885,658	N/A

[a]

Total number of shares purchased during the quarter includes approximately 30,137 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On April 1, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

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

Millions, Except per Share Amounts, Carloads, Employee Statistics, and Ratios	2011	2010	2009	2008	2007
For the Year Ended December 31
Operating revenues [a]	$19,557	$16,965	$14,143	$17,970	$16,283
Operating income	5,724	4,981	3,379	4,070	3,364
Net income	3,292	2,780	1,890	2,335	1,848
Earnings per share - basic [b]	6.78	5.58	3.76	4.57	3.47
Earnings per share - diluted [b]	6.72	5.53	3.74	4.53	3.44
Dividends declared per share [b]	1.93	1.31	1.08	0.98	0.745
Cash provided by operating activities	5,873	4,105	3,204	4,044	3,248
Cash used in investing activities	(3,119)	(2,488)	(2,145)	(2,738)	(2,397)
Cash used in financing activities	(2,623)	(2,381)	(458)	(935)	(800)
Cash used for common share repurchases	(1,418)	(1,249)	-	(1,609)	(1,375)
At December 31
Total assets	$45,096	$43,088	$42,184	$39,509	$37,825
Long-term obligations	23,201	22,373	22,701	21,314	19,328
Debt due after one year	8,697	9,003	9,636	8,607	7,543
Common shareholders’ equity	18,578	17,763	16,801	15,315	15,456
Equity per common share [c]	38.71	36.14	33.27	30.43	29.62
Additional Data
Freight revenues [a]	$18,508	$16,069	$13,373	$17,118	$15,486
Revenue carloads (units) (000)	9,072	8,815	7,786	9,261	9,733
Operating margin (%) [d]	29.3	29.4	23.9	22.6	20.7
Operating ratio (%) [d]	70.7	70.6	76.1	77.4	79.3
Average employees (000)	44.9	42.9	43.5	48.2	50.1
Operating revenues per employee (000)	$435.6	$395.5	$325.1	$372.8	$325.0
Financial Ratios (%)
Debt to capital [e]	32.4	34.2	37.0	36.8	33.2
Return on average common shareholders’ equity [f]	18.1	16.1	11.8	15.2	12.1

[a]

Includes fuel surcharge revenue of $2,243 million, $1,237 million, $605 million, $2,323 million, and $1,478 million for 2011, 2010, 2009, 2008, and 2007, respectively, which partially offsets increased operating expenses for fuel. Fuel surcharge revenue is not comparable from year to year due to implementation of new mileage-based fuel surcharge programs in each respective year. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Revenues, Item 7.)

[b]	Earnings per share and dividends have been restated to reflect the May 28, 2008 stock split.

[c]

Equity per common share is calculated as follows: common shareholders’ equity divided by common shares issued less treasury shares outstanding. Shares have been adjusted to reflect the May 28, 2008 stock split.

[d]	Operating margin is defined as operating income divided by operating revenues. Operating ratio is defined as operating expenses divided by operating revenues.

[e]	Debt to capital is determined as follows: total debt divided by total debt plus common shareholders’ equity.

[f]	Return on average common shareholders’ equity is determined as follows: Net income divided by average common shareholders’ equity.

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

EXECUTIVE SUMMARY

2011 Results

•

Safety – We continued improving safety in 2011 and set records in nearly all of our safety metrics. The employee injury incident rate per 200,000 man-hours declined 12% from 2010. These results reflect our continuing implementation of Total Safety Culture (TSC), an employee engagement initiative designed to establish, maintain, reinforce and promote safety practices among co-workers, along with increased risk identification, coaching and enhanced training. Our use of laser, ultrasound and acoustic vibration monitoring to identify potential wheel and axle failures before they occur reduced our equipment incident rate to 9.89 per million train miles, another best ever result. With respect to public safety, we closed 269 grade crossings in 2011 to reduce our exposure to incidents and continued using video cameras on our locomotives to assist in reviewing grade crossing incidents. We now have camera-equipped locomotives in the lead position on over 97% of our through-freight trains. During 2011, the rate of grade crossing incidents per million train miles decreased 9% from 2010, matching our record low for this measure. Overall, our 2011 safety results reflect our continued focus on the safety of our employees, our customers and the public.

•

Financial Performance – In 2011, we continued our record-setting trend by generating operating income of $5.7 billion, a 15% increase over 2010. Improved pricing and 3% volume growth, partially offset by inflation and weather-related costs, drove this increase. Our operating ratio for 2011 was 70.7%, only slightly behind last year’s record of 70.6%. Net income of $3.3 billion surpassed our previous milestone set in 2010, translating into earnings of $6.72 per diluted share for 2011.

•

Freight Revenues – Our freight revenues grew 15% year-over-year to $18.5 billion. Freight revenues for all six commodity groups increased while volume increased in all groups except intermodal, which declined 2%. Overall, volume increased 3% in 2011, with particularly strong growth in chemicals, industrial products, and automotive shipments. Higher fuel surcharges (due to higher fuel prices, volume growth, and new fuel surcharge provisions in renegotiated contracts) and core pricing gains also drove the growth in freight revenue in 2011 compared to 2010.

•

Network Operations – Weather impacted our operations more significantly in 2011 than 2010, including blizzards affecting the Southwest and Midwest, particularly the Chicago area, historic Midwestern floods and severe heat and drought in our Southern Region. We deployed resources to address these adverse conditions and maintained reliable network operations. As reported to the Association of American Railroads (AAR), average train speed decreased 2% in 2011 compared to 2010, reflecting the weather challenges, in addition to increased carloadings and changes in traffic mix. Average terminal dwell time increased 3% due to the same factors that affected train speed along with a more active track replacement program, which can adversely affect operations. Average rail car inventory decreased slightly, despite a 3% increase in volume, reflecting our efforts to adjust our freight car fleet to match operating performance and demand. Despite these operating challenges, we established a new record in our customer satisfaction index in 2011, an indication that our ongoing efforts to improve operations translated into value for our customers.

•

Fuel Prices – The 2011 barrel price averaged almost 20% higher than 2010, peaking in April, as the global economy strengthened and the U.S. dollar weakened. Our average diesel fuel price per gallon rose 21% from January to December of 2011, due to higher prices for crude oil and conversion spreads. Compared to 2010, our price per gallon of diesel fuel consumed increased 36%, driving operating expenses up $922 million (excluding any impact from year-over-year volume), which accounted for almost half of the total increase in operating cost. Higher traffic volume accounted for nearly all of the remaining increase in fuel expense, reflecting a relatively flat year-over-year fuel consumption rate.

•

Free Cash Flow – Cash generated by operating activities totaled $5.9 billion, yielding record free cash flow of $1.9 billion in 2011. Free cash flow is defined as cash provided by operating activities (adjusted for the reclassification of our receivables securitization facility), less cash used in investing activities and dividends paid.

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

Millions	2011	2010	2009
Cash provided by operating activities	$5,873	$4,105	$3,204
Receivables securitization facility [a]	-	400	184
Cash provided by operating activities adjusted for the receivables securitization facility	5,873	4,505	3,388
Cash used in investing activities	(3,119)	(2,488)	(2,145)
Dividends paid	(837)	(602)	(544)
Free cash flow	$1,917	$1,415	$699

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

2012 Outlook

•

Safety – Operating a safe railroad benefits our employees, our customers, our shareholders, and the communities we serve. We will continue using a multi-faceted approach to safety, utilizing technology, risk assessment, quality control, training and employee engagement and targeted capital investments. We will continue using and expanding the application of TSC throughout our operations. This process allows us to identify and implement best practices for employee and operational safety. Derailment prevention and the reduction of grade crossing incidents are critical aspects of our safety programs. We will continue our efforts to increase rail detection; maintain and close crossings; install video cameras on locomotives; and educate the public and law enforcement agencies about crossing safety through a combination of our own programs (including risk assessment strategies), various industry programs and local community activities.

•

Transportation Plan – To build upon our success in recent years, we will continue evaluating traffic flows and network logistic patterns, which can be quite dynamic, to identify additional opportunities to simplify operations, remove network variability, and improve network efficiency and asset utilization. We plan to adjust manpower and our locomotive and rail car fleets to meet customer needs and put us in a position to handle demand changes. We also will continue utilizing industrial engineering techniques to improve productivity and network fluidity.

•

Fuel Prices – Uncertainty about the economy makes projections of fuel prices difficult. We again could see volatile fuel prices during the year, as they are sensitive to global and U.S. domestic demand, refining capacity, geopolitical events, weather conditions and other factors. To reduce the impact of fuel price on earnings, we will continue to seek recovery from our customers through our fuel surcharge programs and expand our fuel conservation efforts.

•

Capital Plan – In 2012, we plan to make total capital investments of approximately $3.6 billion, including expenditures for Positive Train Control (PTC), which may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See further discussion in this Item 7 under Liquidity and Capital Resources – Capital Plan.)

•

Positive Train Control – In response to a legislative mandate to implement PTC by the end of 2015, we expect to spend approximately $335 million during 2012 on developing and deploying PTC. We currently estimate that PTC in accordance with implementing rules issued by the Federal Rail Administration (FRA) will cost us approximately $2 billion by the end of 2015. This includes costs for installing the new system along our tracks, upgrading locomotives to work with the new system, and adding digital data communication equipment so all the parts of the system can communicate with each other. During 2012, we plan to continue testing the technology to evaluate its effectiveness.

•

Financial Expectations – We are cautious about the economic environment but anticipate slow but steady volume growth that will exceed 2011 levels. Coupled with price, on-going network improvements and operational productivity initiatives, we expect earnings that exceed 2011 earnings.

RESULTS OF OPERATIONS

Operating Revenues

Millions	2011	2010	2009	% Change 2011 v 2010	% Change 2010 v 2009
Freight revenues	$18,508	$16,069	$13,373	15%	20%
Other revenues	1,049	896	770	17	16
Total	$19,557	$16,965	$14,143	15%	20%

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

Freight revenues for all six commodity groups increased during 2011 compared to 2010, while volume increased in all except intermodal. Increased demand in many market sectors, with particularly strong growth in chemical, industrial products, and automotive shipments for the year, generated the increases. ARC increased 12%, driven by higher fuel cost recoveries and core pricing gains. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic, which is described below in more detail. Higher fuel prices, volume growth, and new fuel surcharge provisions in renegotiated contracts all combined to increase revenues from fuel surcharges.

Freight revenues and volume levels for all six commodity groups increased during 2010 as a result of economic improvement in many market sectors. We experienced particularly strong volume growth in automotive, intermodal, and industrial products shipments. Core pricing gains and higher fuel surcharges also increased freight revenues and drove a 6% improvement in ARC.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated freight revenues of $2.2 billion, $1.2 billion, and $605 million in 2011, 2010, and 2009, respectively. Higher fuel prices, volume growth, and new fuel surcharge provisions in contracts renegotiated during the year increased fuel surcharge amounts in 2011 and 2010. Furthermore, for certain periods during 2009, fuel prices dropped below the base at which our mileage-based fuel surcharge begins, which resulted in no fuel surcharge recovery for associated shipments during those periods. Additionally, fuel surcharge revenue is not entirely comparable to prior periods as we continue to convert portions of our non-regulated traffic to mileage-based fuel surcharge programs.

In 2011, other revenues increased from 2010 due primarily to higher revenues at our subsidiaries that broker intermodal and automotive services.

In 2010, other revenues increased from 2009 due primarily to higher revenues at our subsidiaries that broker intermodal and automotive services. Assessorial revenues also increased in 2010 reflecting higher volume levels during the year.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues Millions	2011	2010	2009	% Change 2011 v 2010	% Change 2010 v 2009
Agricultural	$3,324	$3,018	$2,666	10%	13%
Automotive	1,510	1,271	854	19	49
Chemicals	2,815	2,425	2,102	16	15
Energy	4,084	3,489	3,118	17	12
Industrial Products	3,166	2,639	2,147	20	23
Intermodal	3,609	3,227	2,486	12	30
Total	$18,508	$16,069	$13,373	15%	20%

Revenue Carloads Thousands	2011	2010	2009	% Change 2011 v 2010	% Change 2010 v 2009
Agricultural	934	918	865	2%	6%
Automotive	653	611	465	7	31
Chemicals	921	844	761	9	11
Energy	2,164	2,056	2,021	5	2
Industrial Products	1,146	1,073	899	7	19
Intermodal [a]	3,254	3,313	2,775	(2)	19
Total	9,072	8,815	7,786	3%	13%

Average Revenue per Car	2011	2010	2009	% Change 2011 v 2010	% Change 2010 v 2009
Agricultural	$3,561	$3,286	$3,080	8%	7%
Automotive	2,311	2,082	1,838	11	13
Chemicals	3,055	2,874	2,761	6	4
Energy	1,888	1,697	1,543	11	10
Industrial Products	2,762	2,461	2,388	12	3
Intermodal [a]	1,109	974	896	14	9
Average	$2,040	$1,823	$1,718	12%	6%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Fuel surcharges, price improvements and modest volume growth increased agricultural freight revenue in 2011 versus 2010. The federal mandate for higher levels of ethanol in the nation’s fuel supply and new business increased shipments of ethanol by 10% in 2011 versus 2010. Strong export demand for U.S. wheat via Gulf ports in the first half of 2011 was the primary driver of a 6% increase in wheat and food grains shipments for 2011 compared to 2010, despite a 19% decrease in shipments in the second half of 2011 when U.S. grain exports declined. Poor wheat production in some foreign markets drove the export demand during the first six months of the year.

2011 Agricultural Revenue

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

Automotive – Higher volume, core pricing gains and fuel surcharges improved automotive freight revenue from 2010 levels. Although higher production and sales levels during 2011 contributed to volume growth, the disaster in Japan partially offset the increase in shipments. The disruption caused by this event reduced parts shipments in the second quarter and shipments of international vehicles in the second and third quarters. Finished autos shipments were up 7% in 2011 from 2010, aided by a 14% increase in the fourth quarter as the U.S. light-vehicle sales rate was the highest since the second quarter of 2008.

2011 Automotive Revenue

Increases of 37% and 24% in shipments of finished vehicles and automotive parts in 2010, respectively, combined with core pricing gains and fuel surcharges, improved automotive freight revenue from relatively weak 2009 levels. Economic conditions in 2009 led to poor auto sales and reduced vehicle production, which in turn reduced shipments of finished vehicles and parts during the year.

Chemicals – Volume gains, fuel surcharges and price improvements increased freight revenue from chemicals in 2011 versus 2010. In mid-2010, we began moving crude oil shipments from the Bakken formation in North Dakota to facilities in Louisiana. This new business, along with shipments from the Eagle Ford shale formation in south Texas, contributed to a 37% increase in shipments of petroleum products during 2011. Strong domestic demand and robust spring planting increased fertilizer shipments by 9% versus 2010. Additionally, improving market conditions increased demand for industrial chemicals during 2011, driving volume levels up versus 2010.

2011 Chemicals Revenue

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

Energy – Core pricing gains, higher fuel surcharges, and increased volume grew energy freight revenue from 2010 levels. Shipments of coal from the Southern Powder River Basin (SPRB) were up 5% in 2011 compared to 2010, reflecting new business to Wisconsin facilities and the start-up of a new power plant near Waco, Texas. Completion of a year-long equipment relocation process at one of the mines in the third quarter of 2011 and minimal production problems elsewhere improved shipments from Colorado and Utah by 3% in 2011 versus 2010. These gains, along with increased exports to Europe and Asia, offset first half production problems and weak demand from eastern coal utilities.

2011 Energy Revenue

Core pricing gains, higher fuel surcharges and modest volume growth increased freight revenue from energy shipments in 2010 compared to 2009. Shipments from the SPRB were up 4%, driven by higher demand resulting from improved economic conditions, warmer summer weather, and more efficient deliveries (higher tons per car and increased train size). Higher inventory levels carried over from 2009 partially offset this demand increase. Shipments from Colorado and Utah mines were down 8% in 2010 versus 2009 due to mine production interruptions and increased competition from other low cost fuel options (natural gas and eastern coal), weaker demand from our industrial customers, and high inventories at some utility customer locations.

Industrial Products – Increased volume, fuel surcharges, and core pricing improvement increased freight revenue from industrial products in 2011 versus 2010. Shipments of non-metallic minerals (primarily frac sand) grew in response to a dramatic rise in horizontal drilling activity for natural gas and oil, while steel shipments increased due to higher demand for steel coils and plate for automotive and pipe production. In addition, an increase in iron ore export business to China also drove volume growth. Conversely, lower commercial construction activity reduced stone, sand and gravel shipments in 2011 compared to 2010.

2011 Industrial Products Revenue

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

Intermodal – Fuel surcharge gains, including better contract provisions for fuel cost recovery, and pricing improvements, partially offset by lower volume, increased freight revenue from intermodal shipments in 2011 compared to 2010. Volume from international traffic decreased 5% in 2011 versus 2010, driven by softer economic conditions, reflected in a muted international peak shipping season, which usually starts in the third quarter, and the loss of a customer contract. Conversely, conversions from truck to rail and recovering consumer demand offset competition for domestic shipments, resulting in a 2% volume increase in domestic shipments during 2011.

2011 Intermodal Revenue

Increased volume, higher fuel surcharges (including new recovery provisions in contracts renegotiated in 2010), and pricing gains drove the increase in freight revenue from intermodal shipments in 2010 compared to 2009. Domestic and international traffic increased from 2009 levels, reflecting improvements in economic conditions. International volumes grew in response to continued inventory restocking and higher consumer demand. Domestic shipments increased as a result of conversions from truck to rail fueled by improved service. A new contract with Hub Group, Inc., which included additional shipments, was executed in the second quarter of 2009 and contributed to the increase in domestic shipments.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 16% to $1.8 billion in 2011 versus 2010. Volume levels increased 9% in aggregate versus 2010, with particularly strong growth in automotive and industrial products. Energy was the one commodity group that declined as one of our customers conducted a supplier contract renewal during the year, shifting transportation modes from rail to truck during the process.

Revenue from Mexico business increased 30% in 2010 versus 2009 to $1.6 billion. Volume levels for all six commodity groups increased, up 25% in aggregate versus 2009, with particularly strong growth in automotive, industrial products, and intermodal shipments.

Operating Expenses

	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0
Millions	2011	2010	2009	% Change 2011 v 2010	% Change 2010 v 2009
Compensation and benefits	$4,681	$4,314	$4,063	9%	6%
Fuel	3,581	2,486	1,763	44	41
Purchased services and materials	2,005	1,836	1,644	9	12
Depreciation	1,617	1,487	1,427	9	4
Equipment and other rents	1,167	1,142	1,180	2	(3)
Other	782	719	687	9	5
Total	$13,833	$11,984	$10,764	15%	11%

Operating expenses increased $1.8 billion in 2011 versus 2010. Our fuel price per gallon rose 36% during 2011, accounting for $922 million of the increase. Wage and benefit inflation, volume-related costs, depreciation, and property taxes also contributed to higher expenses. Expenses increased $20 million for costs related to the flooding in the Midwest and $18 million due to the impact of severe heat and drought in the South, primarily Texas. Cost savings from productivity improvements and better resource utilization partially offset these increases. A $45 million one-time payment relating to a transaction with CSX Intermodal, Inc (CSXI) increased operating expenses during the first quarter of 2010, which favorably affects the comparison of operating expenses in 2011 to those in 2010.

2011 Operating Expenses

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

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. A combination of general wage and benefit inflation, volume-related expenses, higher training costs associated with new hires, additional crew costs due to speed restrictions caused by the Midwest flooding and heat and drought in the South, and higher pension expense drove the increase during 2011 compared to 2010.

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

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Higher locomotive diesel fuel prices, which averaged $3.12 (including taxes and transportation costs) in 2011, compared to $2.29 per gallon in 2010, increased expenses by $922 million. In addition, higher gasoline prices for highway and non-highway vehicles also increased year-over-year. Volume, as measured by gross ton-miles, increased 5% in 2011 versus 2010, driving expense up by $122 million.

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

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Expenses for contract services increased $106 million in 2011 versus 2010, driven by volume-related external transportation services incurred by our subsidiaries, and various other types of contractual services, including flood-related repairs, mitigation and improvements. Volume-related crew transportation and lodging costs, as well as expenses associated with jointly owned operating facilities, also increased costs compared to 2010. In addition, an increase in locomotive maintenance materials used to prepare a portion of our locomotive fleet for return to active service due to increased volume and additional capacity for weather related issues and warranty expirations increased expenses in 2011.

A $148 million increase in costs for contract services drove the higher expenses in 2010 versus 2009. Volume-related trucking and lift costs for intermodal containers and crew transportation and lodging costs also increased costs from 2009. In addition, an increase in locomotive maintenance materials used to prepare a portion of our locomotive fleet for return to active service increased expenses during the year compared to 2009. Conversely, a decrease in freight car maintenance activity during 2010 drove lower freight car material costs, partially offsetting the cost increases versus 2009.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting ongoing capital spending, increased depreciation expense in 2011 compared to 2010. Higher depreciation rates for rail and other track material also contributed to the increase. The higher rates, which became effective January 1, 2011, resulted primarily from increased track usage (based on higher gross ton-miles in 2010).

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

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expenses. Costs increased in 2011 versus 2010 as higher short-term freight car rental expense and container lease expense offset lower freight car and locomotive lease expense.

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

Other – Other expenses include personal injury, freight and property damage, destruction of equipment, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Higher property taxes, casualty costs associated with destroyed equipment, damaged freight and property and environmental costs increased other costs in 2011 compared to 2010. A one-time payment of $45 million in the first quarter of 2010 related to a transaction with CSXI and continued improvement in our safety performance and lower estimated liability for personal injury, which reduced our personal injury expense year-over-year, partially offset increases in other costs.

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

Non-Operating Items

Millions	2011	2010	2009	% Change 2011 v 2010	% Change 2010 v 2009
Other income	$112	$54	$195	107%	(72)%
Interest expense	(572)	(602)	(600)	(5)	-
Income taxes	(1,972)	(1,653)	(1,084)	19%	52%

Other Income – Other income increased in 2011 versus 2010 due to higher gains from real estate sales, lower environmental costs associated with non-operating properties and the comparative impact of premiums paid for early redemption of long-term debt in the first quarter of 2010.

Other income decreased in 2010 versus 2009 due to lower gains from real estate sales (the second quarter of 2009 included a $116 million pre-tax gain from a land sale to the Regional Transportation District in Colorado) and premiums paid for early debt redemption.

Interest Expense – Interest expense decreased in 2011 versus 2010 due to a lower weighted-average debt level of $9.2 billion versus $9.7 billion. The effective interest rate was 6.2% in both 2011 and 2010.

Interest expense was flat in 2010 compared to 2009 due to a modestly higher weighted-average debt level of $9.7 billion, compared to $9.6 billion in 2009, offset by a lower effective interest rate of 6.2% in 2010, compared to 6.3% in 2009.

Income Taxes – Higher pre-tax income increased income taxes in 2011 compared to 2010. Our effective tax rate remained relatively flat at 37.5% in 2011 compared to 37.3% in 2010.

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

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	2011	2010	2009	% Change 2011 v 2010	% Change 2010 v 2009
Average train speed (miles per hour)	25.6	26.2	27.3	(2)%	(4)%
Average terminal dwell time (hours)	26.2	25.4	24.8	3%	2%
Average rail car inventory (thousands)	272.9	274.4	283.1	(1)%	(3)%
Gross ton-miles (billions)	978.2	931.4	846.5	5%	10%
Revenue ton-miles (billions)	544.4	520.4	479.2	5%	9%
Operating ratio	70.7	70.6	76.1	0.1 pt	(5.5)pt
Employees (average)	44,861	42,884	43,531	5%	(1)%
Customer satisfaction index	92	89	88	3 pt	1 pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. The severe heat and drought in the South, combined with extreme winter weather in February and severe Midwest flooding, had a greater impact than weather events in 2010. These weather challenges, in addition to increased carloadings and traffic mix changes, drove the 2% decline in 2011 compared to 2010. Overall, we continued operating a fluid and efficient network during

2011, effectively handling the 3% increase in carloads. Maintenance activities and weather disruptions, combined with higher volume levels, led to a 4% decrease in average train speed in 2010 compared to a record set in 2009.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 3% in 2011 compared to 2010. Additional volume, weather challenges, track replacement programs, and a shift of traffic mix to more manifest shipments, which require additional terminal processing, all contributed to the increase. Average terminal dwell time increased 2% in 2010 compared to 2009, driven in part by our network plan to increase the length of numerous trains to improve overall efficiency, which resulted in higher terminal dwell time for some cars.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Lower average rail car inventory reduces congestion in our yards and sidings, which increases train speed, reduces average terminal dwell time, and improves rail car utilization. Average rail car inventory decreased slightly in 2011 compared to 2010, as we continued to adjust the size of our freight car fleet. Average rail car inventory decreased 3% in 2010 compared to 2009, while we handled a 13% increase in carloads during the period compared to 2009. We maintained more freight cars off-line and retired a number of old freight cars, which drove the decrease.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross and revenue-ton-miles increased 5% in 2011 compared to 2010, driven by a 3% increase in carloads and mix changes to heavier commodity groups, notably a 5% increase in energy shipments. Gross and revenue-ton-miles increased 10% and 9%, respectively, in 2010 compared to 2009 due to a 13% increase in carloads. Commodity mix changes (notably automotive shipments) drove the variance in year-over-year growth between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio increased 0.1 points to 70.7% in 2011 versus 2010. Higher fuel prices, inflation and weather related costs, partially offset by core pricing gains and productivity initiatives, drove the increase. Our operating ratio improved 5.5 points to 70.6% in 2010 and 1.3 points to 76.1% in 2009. Efficiently leveraging volume increases, core pricing gains, and productivity initiatives drove the improvement in 2010 and more than offset the impact of higher fuel prices during the year.

Employees – Employee levels were up 5% in 2011 versus 2010, driven by a 3% increase in volume levels, a higher number of trainmen, engineers, and yard employees receiving training during the year, and increased work on capital projects. Employee levels were down 1% in 2010 compared to 2009 despite a 13% increase in volume levels. We leveraged the additional volumes through network efficiencies and other productivity initiatives. In addition, we successfully managed the growth of our full-time-equivalent train and engine force levels at a rate less than half of our carload growth in 2010. All other operating functions and support organizations reduced their full-time-equivalent force levels, benefiting from continued productivity initiatives.

Customer Satisfaction Index – Our customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. We believe that improvement in survey results in 2011 generally reflects customer recognition of our service quality supported by our capital investment program.

Return on Average Common Shareholders’ Equity

Millions, Except Percentages	2011	2010	2009
Net income	$3,292	$2,780	$1,890
Average equity	$18,171	$17,282	$16,058
Return on average common shareholders’ equity	18.1%	16.1%	11.8%

Return on Invested Capital as Adjusted (ROIC)

Millions, Except Percentages	2011	2010	2009
Net income	$3,292	$2,780	$1,890
Add: Interest expense	572	602	600
Add: Interest on present value of operating leases	208	222	232
Add: Receivable securitization fees	-	-	9
Less: Taxes on interest	(293)	(307)	(306)
Net operating profit after taxes as adjusted (a)	$3,779	$3,297	$2,425

Average equity	$18,171	$17,282	$16,058
Add: Average debt	9,074	9,545	9,388
Add: Average value of sold receivables	-	200	492
Add: Average present value of operating leases	3,350	3,574	3,681

Average invested capital as adjusted (b)	$30,595	$30,601	$29,619

Return on invested capital as adjusted (a/b)	12.4%	10.8%	8.2%

ROIC is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important in evaluating the efficiency and effectiveness of our long-term capital investments. In addition, we currently use ROIC as a performance criteria in determining certain elements of equity compensation for our executives. ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is Return on Average Common Shareholders’ Equity. The tables above provide reconciliations from return on average common shareholders’ equity to ROIC. Our 2011 ROIC improved 1.6 points compared to 2010, primarily as a result of higher earnings and lower debt levels.

Debt to Capital / Adjusted Debt to Capital

	$000,000,000	$000,000,000
Millions, Except Percentages	2011	2010
Debt (a)	$8,906	$9,242
Equity	18,578	17,763
Capital (b)	$27,484	$27,005

Debt to capital (a/b)	32.4%	34.2%

Millions, Except Percentages	2011	2010
Debt	$8,906	$9,242
Net present value of operating leases	3,224	3,476
Unfunded pension and OPEB	623	421
Adjusted debt (a)	$12,753	$13,139
Equity	18,578	17,763
Adjusted capital (b)	$31,331	$30,902

Adjusted debt to capital (a/b)	40.7%	42.5%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 6.2% at December 31, 2011 and December 31, 2010. The discount rate reflects current interest rates and financing costs. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with our overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital. Our December 31, 2011 debt to capital ratios decreased as a result of a $336 million net decrease in debt from December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, our principal sources of liquidity included cash, cash equivalents, our receivables securitization facility, and our revolving credit facility, as well as the availability of commercial paper and other sources of financing through the capital markets. We had $1.8 billion of committed credit available under our credit facility, with no borrowings outstanding as of December 31, 2011. We did not make any borrowings under this facility during 2011. The value of the outstanding undivided interest held by investors under the receivables securitization facility was $100 million as of December 31, 2011, and is included in our Consolidated Statements of Financial Position as debt due after one year. The receivables securitization facility obligates us to maintain an investment grade bond rating. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Access to commercial paper as well as other capital market financings is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to access capital markets as a source of liquidity. Access to liquidity through the capital markets is also dependent on our financial stability. We expect that we will continue to have access to liquidity by issuing bonds to public or private investors based on our assessment of the current condition of the credit markets.

At December 31, 2011 and 2010, we had a working capital surplus. This reflects a strong cash position, which provides enhanced liquidity in an uncertain economic environment. In addition, we believe we have adequate access to capital markets to meet cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Cash Flows Millions	2011	2010	2009
Cash provided by operating activities	$5,873	$4,105	$3,204
Cash used in investing activities	(3,119)	(2,488)	(2,145)
Cash used in financing activities	(2,623)	(2,381)	(458)
Net change in cash and cash equivalents	$131	$(764)	$601

Operating Activities

Higher net income and lower cash income tax payments in 2011 increased cash provided by operating activities compared to 2010. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted in December 2010, provided for 100% bonus depreciation for qualified investments made during 2011, and 50% bonus depreciation for qualified investments made during 2012. As a result of the Act, the Company deferred a substantial portion of its 2011 income tax expense. This deferral decreased 2011 income tax payments, thereby contributing to the positive operating cash flow. In future years, however, additional cash will be used to pay income taxes that were previously deferred. In addition, the adoption of a new accounting standard in January of 2010 changed the accounting treatment for our receivables securitization facility from a sale of undivided interests (recorded as an operating activity) to a secured borrowing (recorded as a financing activity), which decreased cash provided by operating activities by $400 million in 2010. Higher net income in 2010 increased cash provided by operating activities compared to 2009.

Investing Activities

Higher capital investments partially offset by higher proceeds from asset sales in 2011 drove the increase in cash used in investing activities compared to 2010. Higher capital investments and lower proceeds from asset sales in 2010 drove the increase in cash used in investing activities compared to 2009.

The tables below detail cash capital investments and track statistics for the years ended December 31, 2011, 2010, and 2009:

Millions	2011	2010	2009
Rail and other track material	$697	$626	$614
Ties	403	444	449
Ballast	220	190	208
Other [a]	382	365	338
Total road infrastructure replacements	1,702	1,625	1,609
Line expansion and other capacity projects	311	122	162
Commercial facilities	111	227	193
Total capacity and commercial facilities	422	349	355
Locomotives and freight cars	675	330	272
Positive train control	229	84	28
Technology and other	148	94	90
Total cash capital investments	$3,176	$2,482	$2,354

[a] Other includes bridges and tunnels, signals, other road assets, and road work equipment.

	2011	2010	2009
Track miles of rail replaced	895	795	841
Track miles of rail capacity expansion	69	46	62
New ties installed (thousands)	3,785	4,334	4,814
Miles of track surfaced	11,284	10,883	15,128

Capital Plan – In 2012, we expect our total capital investments to be approximately $3.6 billion, which may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. We expect that over 50% of our 2012 capital investments will replace and improve existing capital assets. Major investment categories include replacing and improving track infrastructure; upgrading our locomotive, freight car and container fleet, including acquisition of 200 locomotives and 1,800 freight cars including large covered hoppers, gondolas, and small covered hoppers; improving technology, including investing in PTC; and other capital projects. Additionally, we will continue to increase our network and terminal capacity; for example, to balance terminal capacity with mainline capacity being added by our double-tracking project on the Sunset Corridor, we are constructing a rail facility at Santa Teresa, New Mexico, that initially will include a run-through and fueling facility and an intermodal ramp.

We expect to fund our 2012 cash capital investments by using some or all of the following: cash generated from operations, proceeds from the sale or lease of various operating and non-operating properties, proceeds from the issuance of long-term debt, and cash on hand. Our annual capital plan is a critical component of our long-term strategic plan, which we expect will enhance the long-term value of the Corporation for our shareholders by providing sufficient resources to (i) replace and improve our existing track infrastructure to provide safe and fluid operations, (ii) increase network efficiency by adding or improving facilities and track, and (iii) make investments that meet customer demand and take advantage of opportunities for long-term growth.

Financing Activities

Cash used in financing activities increased in 2011 versus 2010. Higher dividend payments in 2011 of $837 million compared to $602 million in 2010, reflecting our increased dividend rate and the repurchase of $1.4 billion of our common stock, a $169 million increase from 2010 repurchases, drove the increase. We used less cash to reduce outstanding debt in 2011, which partially offset this increase. Cash used in financing activities increased in 2010 versus 2009. During 2010, we repurchased $1.2 billion of shares under our common stock repurchase program, compared to no repurchases in 2009. Additionally, our net debt reduction in 2010 was $518 million compared to $28 million in 2009, which also contributed to the increase in cash used in financing activities in 2010.

Credit Facilities – During the second quarter of 2011, we replaced our $1.9 billion revolving credit facility, which was scheduled to expire in April 2012, with a new $1.8 billion facility that expires in May 2015 (the facility). The facility is based on substantially similar terms as those in the previous credit facility. On December 31, 2011, we had $1.8 billion of credit available under the facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on either facility during 2011. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At December 31, 2011, and December 31, 2010 (and at all times during the year), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2011, the debt-to-net-worth coverage ratio allowed us to carry up to $37.2 billion of debt (as defined in the facility), and we had $9.5 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control (including the Risk Factors in Item 1A of this report) could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During 2011, we did not issue or repay any commercial paper and, at December 31, 2011 and 2010, we had no commercial paper outstanding. Our revolving credit facility supports outstanding commercial paper balances, which do not reduce the amount of borrowings available under the facility.

At December 31, 2011 and 2010, we reclassified as long-term debt approximately $100 million of debt due within one year that we intend to refinance. This reclassification reflected our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Ratio of Earnings to Fixed Charges

For each of the years ended December 31, 2011, 2010, and 2009, our ratio of earnings to fixed charges was 8.4, 6.9, and 4.9, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent income from continuing operations, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges. (See Exhibit 12 to this report for the calculation of the ratio of earnings to fixed charges.)

Common Shareholders’ Equity

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $13.8 billion and $12.9 billion at December 31, 2011 and 2010, respectively.

Share Repurchase Program – The shares repurchased in 2010 and the first quarter of 2011, shown in the table below, were repurchased under our repurchase program that expired on March 31, 2011. Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million shares of our common stock by March 31, 2014, replacing our previous repurchase program. The shares repurchased in the second, third, and fourth quarters of 2011, shown in the table below, were purchased under the new program. As of December 31, 2011, we repurchased a total of $5.7 billion of our common stock since the commencement of purchases under our repurchase programs.

	Number of Shares Purchased		Average Price Paid
	2011	2010	2011	2010
First quarter	2,636,178	-	$94.10	$-
Second quarter	3,576,399	6,496,400	100.75	71.74
Third quarter	4,681,535	7,643,400	91.45	73.19
Fourth quarter	3,885,658	2,500,596	98.16	89.39
Total	14,779,770	16,640,396	$95.94	$75.06

Remaining number of shares that may yet be repurchased				27,856,408

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

During 2011, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
August 9, 2011	$500 million of 4.75% Notes due September 15, 2041

The net proceeds from the offering were used for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At December 31, 2011, we had remaining authority to issue up to $2.0 billion of debt securities under our shelf registration.

During the third quarter of 2011, we renegotiated and extended for three years on substantially similar terms a $100 million floating-rate term loan, which will mature on August 5, 2016.

Debt Exchange – On June 23, 2011, we exchanged $857 million of various outstanding notes and debentures due between 2013 and 2019 (Existing Notes) for $750 million of 4.163% notes (New Notes) due July 15, 2022, plus cash consideration of approximately $267 million and $17 million for accrued and unpaid interest on the Existing Notes. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the term of the New Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $6 million and were included in interest expense during the year ended December 31, 2011.

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

Debt Redemptions – On December 19, 2011, we redeemed the remaining $175 million of our 6.5% notes due April 15, 2012, and all $300 million of our outstanding 6.125% notes due January 15, 2012. The redemptions resulted in an early extinguishment charge of $5 million. On March 22, 2010, we redeemed $175 million of our 6.5% notes due April 15, 2012. The redemption resulted in an early extinguishment charge of $16 million in the first quarter of 2010. On November 1, 2010, we redeemed all $400 million of our outstanding 6.65% notes due January 15, 2011. The redemption resulted in a $5 million early extinguishment charge.

Receivables Securitization Facility – On January 1, 2010, we adopted Accounting Standards Update No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16). ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010, are reflected as debt issued in our Consolidated Statements of Cash Flows and recognized as debt due after one year in our Consolidated Statements of Financial Position.

Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at December 31, 2011 and 2010, respectively. The value of the outstanding undivided interest held by investors under the facility was $100 million at both December 31, 2011 and 2010. The value of the undivided interest held by investors was supported by $1.1 billion and $960 million of accounts receivable at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the value of the interest retained by UPRI was $1.1 billion and $960 million, respectively. This retained interest is included in accounts receivable, net in our Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of December 31, 2011. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $18.8 billion and $16.3 billion of receivables during the years ended December 31, 2011 and 2010, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $4 million and $6 million for 2011 and 2010, respectively. Prior to adoption of the new accounting standard, the costs of the receivables securitization facility were included in other income and were $9 million for 2009.

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

The following tables identify material obligations and commitments as of December 31, 2011:

		Payments Due by December 31,
Contractual Obligations Millions	Total	2012	2013	2014	2015	2016	After 2016	Other
Debt [a]	$12,516	$538	$852	$887	$615	$652	$8,972	$-
Operating leases [b]	4,528	525	489	415	372	347	2,380	-
Capital lease obligations [c]	2,559	297	269	276	276	262	1,179	-
Purchase obligations [d]	5,137	2,598	568	560	276	245	858	32
Other post retirement benefits [e]	249	26	26	26	26	26	119	-
Income tax contingencies [f]	107	31	-	-	-	-	-	76
Total contractual obligations	$25,096	$4,015	$2,204	$2,164	$1,565	$1,532	$13,508	$108

[a]	Excludes capital lease obligations of $1,874 million and unamortized discount of $364 million. Includes an interest component of $5,120 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $685 million.

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

[f]

Future cash flows for income tax contingencies reflect the recorded liability for unrecognized tax benefits, including interest and penalties, as of December 31, 2011. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we cannot reasonably estimate the year of settlement, they are reflected in the Other column.

		Amount of Commitment Expiration per Period
Other Commercial Commitments Millions	Total	2012	2013	2014	2015	2016	After 2016
Credit facilities [a]	$1,800	$-	$-	$-	$1,800	$-	$-
Receivables securitization facility [b]	600	600	-	-	-	-	-
Guarantees [c]	325	18	8	214	12	13	60
Standby letters of credit [d]	24	24	-	-	-	-	-
Total commercial commitments	$2,749	$642	$8	$214	$1,812	$13	$60

[a]	None of the credit facility was used as of December 31, 2011.

[b]	$100 million of the receivables securitization facility was utilized at December 31, 2011, which is accounted for as debt. The full program matures in August 2012.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of December 31, 2011.

Off-Balance Sheet Arrangements

Guarantees – At December 31, 2011, we were contingently liable for $325 million in guarantees. We have recorded a liability of $3 million for the fair value of these obligations as of December 31, 2011 and 2010. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

OTHER MATTERS

Labor Agreements – In January 2010, the nation’s largest freight railroads began the current round of negotiations with the labor unions. Generally, contract negotiations with the various unions take place over an extended period of time. This round of negotiations was no exception. In September 2011, the rail industry reached agreements with the United Transportation Union. On November 5, 2011, a Presidential Emergency Board (PEB) appointed by President Obama issued recommendations to resolve the disputes between the U.S. railroads and 11 unions that had not yet reached agreements. Since then, ten unions reached agreements with the railroads, all of them generally patterned on the recommendations of the PEB, and the unions subsequently ratified these agreements. The railroad industry reached a tentative agreement with the Brotherhood of Maintenance of Way Employees (BMWE) on February 2, 2012, eliminating the immediate threat of a national rail strike. The BMWE now will commence ratification of this tentative agreement by its members.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2011 and 2010, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

At December 31, 2011, we had variable-rate debt representing approximately 2.3% of our total debt. If variable interest rates average one percentage point higher in 2012 than our December 31, 2011 variable rate, which was approximately 1.2%, our interest expense would increase by approximately $2 million. This amount was determined by considering the impact of the hypothetical interest rate on the balances of our variable-rate debt at December 31, 2011.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2011, and amounts to an increase of approximately $924 million to the fair value of our debt at December 31, 2011. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At December 31, 2011 and 2010, we recorded reductions of $2 million and $3 million, respectively, as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of December 31, 2011 and 2010, we had no interest rate cash flow hedges outstanding.

Recently Issued Accounting Pronouncements – In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 89% of the recorded liability related to asserted claims, and approximately 11% related to unasserted claims at December 31, 2011. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $368 million to $404 million. We record an accrual at the low end of the range as no amount of loss is more probable than any other. Our personal injury liability activity was as follows:

Millions	2011	2010	2009
Beginning balance	$426	$545	$621
Current year accruals	118	155	174
Changes in estimates for prior years	(71)	(101)	(95)
Payments	(105)	(173)	(155)
Ending balance at December 31	$368	$426	$545

Current portion, ending balance at December 31	$103	$140	$158

Our personal injury claims activity was as follows:

	2011	2010	2009
Open claims, beginning balance	3,151	3,500	4,079
New claims	2,781	2,843	3,012
Settled or dismissed claims	(3,063)	(3,192)	(3,591)
Open claims, ending balance at December 31	2,869	3,151	3,500

Asbestos – We are a defendant in a number of lawsuits in which current and former employees and other parties allege exposure to asbestos. We assess our potential liability using a statistical analysis of resolution costs for asbestos-related claims. This liability is updated annually and excludes future defense and processing costs. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The ratio of future claims by alleged disease would be consistent with historical averages adjusted for inflation.
•	The number of claims filed against us will decline each year.
•	The average settlement values for asserted and unasserted claims will be equivalent to historical averages.
•	The percentage of claims dismissed in the future will be equivalent to historical averages.

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 21% of the recorded liability related to asserted claims, and approximately 79% related to unasserted claims at December 31, 2011. Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $147 million to $159 million. We record an accrual at the low end of the range as no amount of loss is more probable than any other. In conjunction with the liability update performed in 2011, we also reassessed estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2011 and 2010.

Our asbestos-related liability activity was as follows:

Millions	2011	2010	2009
Beginning balance	$162	$174	$213
Accruals/(credits)	(5)	(1)	(25)
Payments	(10)	(11)	(14)
Ending balance at December 31	$147	$162	$174
Current portion, ending balance at December 31	$8	$12	$13

Our asbestos-related claims activity was as follows:
	2011	2010	2009
Open claims, beginning balance	1,437	1,670	1,867
New claims	235	216	249
Settled or dismissed claims	(381)	(449)	(446)
Open claims, ending balance at December 31	1,291	1,437	1,670

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

Environmental – We are subject to federal, state, and local environmental laws and regulations. We identified 285 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 32 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with the assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and we can reasonably estimate such costs. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At December 31, 2011, less than 1% of our environmental liability was discounted at 2.0%, while approximately 5% of our environmental liability was discounted at 2.8% at December 31, 2010. Our environmental liability activity was as follows:

Millions	2011 [a]	2010	2009
Beginning balance	$213	$217	$209
Accruals	29	57	49
Payments	(70)	(61)	(41)
Ending balance at December 31	$172	$213	$217
Current portion, ending balance at December 31	$50	$74	$82

[a] Payments include $25 million to resolve the Omaha Lead Site liability.

Our environmental site activity was as follows:
	2011	2010	2009
Open sites, beginning balance	294	307	339
New sites	51	44	49
Closed sites	(60)	(57)	(81)
Open sites, ending balance at December 31	285	294	307

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

For rail in high-density traffic corridors, we measure estimated service lives in millions of gross tons per mile of track. It has been our experience that the lives of rail in high-density traffic corridors are closely correlated to usage (i.e., the amount of weight carried over the rail). The service lives also vary based on rail weight, rail condition (e.g., new or secondhand), and rail type (e.g., straight or curve). Our depreciation studies for rail in high density traffic corridors consider each of these factors in determining the estimated service lives. For rail in high-density traffic corridors, we calculate depreciation rates annually by dividing the number of gross ton-miles carried over the rail (i.e., the weight of loaded and empty freight cars, locomotives and maintenance of way equipment transported over the rail) by the estimated service lives of the rail measured in millions of gross tons per mile. Rail in high-density traffic corridors accounts for approximately 70 percent of the historical cost of rail and other track material. Based on the number of gross ton-miles carried over our rail in high density traffic corridors during 2011, the estimated service lives of the majority of this rail ranged from approximately 15 years to approximately 30 years. For all other depreciable assets, we compute depreciation based on the estimated service lives of our assets as determined from the analysis of our depreciation studies. Changes in the estimated service lives of our assets and their related depreciation rates are implemented prospectively.

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

Changes in estimated useful lives of our assets due to the results of our depreciation studies could significantly impact future periods’ depreciation expense and have a material impact on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $50 million. If the estimated useful lives of all depreciable assets were decreased by one year, annual depreciation expense would increase by approximately $53 million. Our recent depreciation studies have resulted in changes in depreciation rates for some asset classes, but did not significantly affect our annual depreciation expense.

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

Income Taxes – We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on current tax law; the effects of future tax legislation are not anticipated. Future tax legislation, such as a change in the corporate tax rate, could have a material impact on our financial condition, results of operations, or liquidity. For example, a 1% increase in future income tax rates would increase our deferred tax liability by approximately $320 million.

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2011 and 2010, there were no valuation allowances.

We recognize tax benefits that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

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

The following tables present the key assumptions used to measure net periodic pension and OPEB cost/(benefit) for 2011 and the estimated impact on 2011 net periodic pension and OPEB cost/(benefit) relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate	5.35%	5.01%
Expected return on plan assets	7.50%	N/A
Compensation increase	4.48%	N/A
Health care cost trend rate:
Pre-65 current	N/A	7.07%
Pre-65 level in 2028	N/A	4.50%

Sensitivities	Increase in Expense
Millions	Pension	OPEB
0.25% decrease in discount rate	$7	$-
0.25% increase in compensation scale	$3	N/A
0.25% decrease in expected return on plan assets	$6	N/A
1% increase in health care cost trend rate	N/A	$2

The following table presents the net periodic pension and OPEB cost/(benefit) for the years ended December 31:

Millions	Est. 2012	2011	2010	2009
Net periodic pension cost	$88	$78	$51	$54
Net periodic OPEB cost/(benefit)	11	(6)	(14)	(12)

Our net periodic pension cost is expected to increase to approximately $88 million in 2012 from $78 million in 2011. The increase is driven mainly by a decrease in the discount rate to 4.54%, Our net periodic OPEB expense is expected to increase to approximately $11 million in 2012 from $(6) million benefit in 2011. The increase in our net periodic OPEB cost is primarily driven by a decrease in the amortization of prior service credits from accumulated other comprehensive income.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, (A) statements in the Chairman’s letter preceding Part I; statements regarding planned capital expenditures under the caption “2012 Capital Expenditures” in Item 2 of Part I; statements regarding dividends in Item 5; and statements and information set forth under the captions “2012 Outlook” and “Liquidity and Capital Resources” in this Item 7, and (B) any other statements or information in this report (including information incorporated herein by reference) regarding: expectations as to financial performance, revenue growth and cost savings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; expectations as to operational or service performance or improvements; expectations as to the effectiveness of steps taken or to be taken to improve operations and/or service, including capital expenditures for infrastructure improvements and equipment acquisitions, any strategic business acquisitions, and modifications to our transportation plans (including statements set forth in Item 2 as to expectations related to our planned capital expenditures); expectations as to existing or proposed new products and services; expectations as to the impact of any new regulatory activities or legislation on our operations or financial results; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases or expressions.

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

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation:

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Table of Contents at Part IV, Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Corporation and Subsidiary Companies as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2012 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Omaha, Nebraska

February 3, 2012

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2011	2010	2009
Operating revenues:
Freight revenues	$18,508	$16,069	$13,373
Other revenues	1,049	896	770
Total operating revenues	19,557	16,965	14,143

Operating expenses:
Compensation and benefits	4,681	4,314	4,063
Fuel	3,581	2,486	1,763
Purchased services and materials	2,005	1,836	1,644
Depreciation	1,617	1,487	1,427
Equipment and other rents	1,167	1,142	1,180
Other	782	719	687
Total operating expenses	13,833	11,984	10,764

Operating income	5,724	4,981	3,379
Other income (Note 6)	112	54	195
Interest expense	(572)	(602)	(600)
Income before income taxes	5,264	4,433	2,974
Income taxes (Note 7)	(1,972)	(1,653)	(1,084)
Net income	$3,292	$2,780	$1,890

Share and Per Share (Note 8):
Earnings per share - basic	$6.78	$5.58	$3.76
Earnings per share - diluted	$6.72	$5.53	$3.74
Weighted average number of shares - basic	485.7	498.2	503.0
Weighted average number of shares - diluted	489.8	502.9	505.8
Dividends declared per share	$1.93	$1.31	$1.08

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts as of December 31,	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,217	$1,086
Accounts receivable, net (Note 10)	1,401	1,184
Materials and supplies	614	534
Current deferred income taxes (Note 7)	306	261
Other current assets	189	367
Total current assets	3,727	3,432

Investments	1,175	1,137
Net properties (Note 11)	39,934	38,253
Other assets	260	266
Total assets	$45,096	$43,088

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,108	$2,713
Debt due within one year (Note 14)	209	239
Total current liabilities	3,317	2,952

Debt due after one year (Note 14)	8,697	9,003
Deferred income taxes (Note 7)	12,368	11,557
Other long-term liabilities	2,136	1,813
Commitments and contingencies (Notes 16 and 17)
Total liabilities	26,518	25,325

Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
554,270,763 and 553,931,181 issued; 479,929,530 and 491,565,880
outstanding, respectively	1,386	1,385
Paid-in-surplus	4,031	3,985
Retained earnings	19,508	17,154
Treasury stock	(5,293)	(4,027)
Accumulated other comprehensive loss (Note 9)	(1,054)	(734)
Total common shareholders’ equity	18,578	17,763

Total liabilities and common shareholders’ equity	$45,096	$43,088

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2011	2010	2009
Operating Activities
Net income	$3,292	$2,780	$1,890
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,617	1,487	1,427
Deferred income taxes and unrecognized tax benefits	986	672	718
Net gain on non-operating asset dispositions	(43)	(25)	(162)
Other operating activities, net	(255)	(458)	(376)
Changes in current assets and liabilities:
Accounts receivable, net	(217)	(518)	(72)
Materials and supplies	(80)	(59)	(25)
Other current assets	178	(17)	(106)
Accounts payable and other current liabilities	395	243	(90)
Cash provided by operating activities	5,873	4,105	3,204
Investing Activities
Capital investments	(3,176)	(2,482)	(2,354)
Proceeds from asset sales	108	67	187
Acquisition of equipment pending financing	(85)	-	(100)
Proceeds from sale of assets financed	85	-	100
Other investing activities, net	(51)	(73)	22
Cash used in investing activities	(3,119)	(2,488)	(2,145)
Financing Activities
Common share repurchases (Note 18)	(1,418)	(1,249)	-
Dividends paid	(837)	(602)	(544)
Debt repaid	(690)	(1,412)	(871)
Debt issued	486	894	843
Debt exchange	(272)	(98)	-
Other financing activities, net	108	86	114
Cash used in financing activities	(2,623)	(2,381)	(458)
Net change in cash and cash equivalents	131	(764)	601
Cash and cash equivalents at beginning of year	1,086	1,850	1,249
Cash and cash equivalents at end of year	$1,217	$1,086	$1,850
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$284	$183	$132
Capital lease financings	154	-	842
Capital investments accrued but not yet paid	147	125	96
Settlement of current liabilities for debt	-	-	14
Cash paid during the year for:
Interest, net of amounts capitalized	$(572)	$(614)	$(578)
Income taxes, net of refunds	(625)	(936)	(452)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2009	552.8	(49.6)	$ 1,382	$3,949	$13,681	$(2,993)	$(704)	$15,315

Comprehensive income:
Net income			-	-	1,890	-	-	1,890
Other comp. income			-	-	-	-	50	50
Total comp. income (Note 9)								1,940
Conversion, stock option exercises, forfeitures, and other	0.7	1.1	2	19	-	69	-	90
Share repurchases (Note 18)	-	-	-	-	-	-	-	-
Cash dividends declared ($1.08 per share)	-	-	-	-	(544)	-	-	(544)
Balance at December 31, 2009	553.5	(48.5)	$ 1,384	$3,968	$15,027	$(2,924)	$(654)	$16,801

Comprehensive income:
Net income			-	-	2,780	-	-	2,780
Other comp. loss			-	-	-	-	(80)	(80)
Total comp. income (Note 9)								2,700
Conversion, stock option exercises, forfeitures, and other	0.4	2.8	1	17	-	146	-	164
Share repurchases (Note 18)	-	(16.6)	-	-	-	(1,249)	-	(1,249)
Cash dividends declared ($1.31 per share)	-	-	-	-	(653)	-	-	(653)
Balance at December 31, 2010	553.9	(62.3)	$ 1,385	$3,985	$17,154	$(4,027)	$(734)	$17,763

Comprehensive income:
Net income			-	-	3,292	-	-	3,292
Other comp. loss			-	-	-	-	(320)	(320)
Total comp. income (Note 9)								2,972
Conversion, stock option exercises, forfeitures, and other	0.4	2.7	1	46	-	152	-	199
Share repurchases (Note 18)	-	(14.8)	-	-	-	(1,418)	-	(1,418)
Cash dividends declared ($1.93 per share)	-	-	-	-	(938)	-	-	(938)
Balance at December 31, 2011	554.3	(74.4)	$1,386	$4,031	$19,508	$(5,293)	$(1,054)	$18,578

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 9)

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

1. Nature of Operations

Operations and Segmentation – We are a Class I railroad that operates in the U.S. Our network includes 31,898 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern U.S. gateways and providing several corridors to key Mexican gateways. We own 26,027 miles and operate on the remainder pursuant to trackage rights or leases. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions	2011	2010	2009
Agricultural	$3,324	$3,018	$2,666
Automotive	1,510	1,271	854
Chemicals	2,815	2,425	2,102
Energy	4,084	3,489	3,118
Industrial Products	3,166	2,639	2,147
Intermodal	3,609	3,227	2,486
Total freight revenues	$18,508	$16,069	$13,373
Other revenues	1,049	896	770
Total operating revenues	$19,557	$16,965	$14,143

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S.

Basis of Presentation – The Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the U.S. (GAAP) as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Certain prior year amounts have been disaggregated to provide more detail and conform to the current period financial statement presentation.

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

We have applied fair value measurements to our pension plan assets.

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

Income Taxes – We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on current tax law; the effects of future tax legislation are not anticipated. Future tax legislation, such as a change in the corporate tax rate, could have a material impact on our financial condition, results of operations, or liquidity.

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset.

We recognize tax benefits that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Pension and Postretirement Benefits – We incur certain employment-related expenses associated with pensions and postretirement health benefits. In order to measure the expense associated with these benefits, we must make various assumptions including discount rates used to value certain liabilities, expected return on plan assets used to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates, and expected future health care costs. The assumptions used by us are based on our historical experience as well as current facts and circumstances. We use an actuarial analysis to measure the expense and liability associated with these benefits.

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

3. Recently Issued Accounting Pronouncements

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

4. Stock Options and Other Stock Plans

There are 7,140 restricted shares outstanding under the 1992 Restricted Stock Plan for Non-Employee Directors of Union Pacific Corporation. We no longer grant awards of restricted shares under this plan.

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 1,100,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, receives a grant of 2,000 retention shares or retention stock units. Prior to December 31, 2007, each non-employee director received annually an option to purchase at fair value a number of shares of our common stock, not to exceed 10,000 shares during any calendar year, determined by dividing 60,000 by 1/3 of the fair market value of one share of our common stock on the date of such Board of Directors meeting, with the resulting quotient rounded up or down to the nearest 50 shares. In September 2007, the Board of Directors eliminated the annual payment of options for 2008 and all future years. As of December 31, 2011, 18,000 restricted shares and 219,900 options were outstanding under the Directors Plan.

The Union Pacific Corporation 2001 Stock Incentive Plan (2001 Plan) was approved by the shareholders in April 2001. The 2001 Plan reserved 24,000,000 shares of our common stock for issuance to eligible employees of the Corporation and its subsidiaries in the form of non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards. Non-employee directors were not eligible for awards under the 2001 Plan. As of December 31, 2011, 545,696 options were outstanding under the 2001 Plan. We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 42,000,000 shares of our common stock for issuance, plus any shares subject to awards made under the 2001 Plan and the 1993 Plan that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2011, 6,276,021 options and 3,760,260 retention shares and stock units were outstanding under the 2004 Plan.

Pursuant to the above plans 32,374,343; 32,904,291; and 33,559,150 shares of our common stock were authorized and available for grant at December 31, 2011, 2010, and 2009, respectively.

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

Millions	2011	2010	2009
Stock-based compensation, before tax:
Stock options	$18	$17	$19
Retention awards	64	57	39
Total stock-based compensation, before tax	$82	$74	$58
Excess tax benefits from equity compensation plans	$83	$51	$10

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2011	2010	2009
Risk-free interest rate	2.3%	2.4%	1.9%
Dividend yield	1.6%	1.8%	2.3%
Expected life (years)	5.3	5.4	5.1
Volatility	35.9%	35.2%	31.3%
Weighted-average grant-date fair value of options granted	$28.45	$18.26	$11.33

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

A summary of stock option activity during 2011 is presented below:

	Shares (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2011	9,815	$ 44.77	5.2 yrs.	$ 470
Granted	618	93.60
Exercised	(3,340)	37.97	N/A	N/A
Forfeited or expired	(51)	61.00	N/A	N/A
Outstanding at December 31, 2011	7,042	$ 52.16	5.5 yrs.	$ 379

Vested or expected to vest at December 31, 2011	6,953	$ 51.96	5.5 yrs.	$ 374
Options exercisable at December 31, 2011	5,399	$ 47.16	4.7 yrs.	$ 317

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at December 31, 2011 are subject to performance or market-based vesting conditions.

At December 31, 2011, there was $16 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 0.7 years. Additional information regarding stock option exercises appears in the table below:

Millions	2011	2010	2009
Intrinsic value of stock options exercised	$209	$150	$29
Cash received from option exercises	137	114	39
Treasury shares repurchased for employee payroll taxes	(53)	(31)	(8)
Tax benefit realized from option exercises	80	57	11
Aggregate grant-date fair value of stock options vested	19	19	29

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during 2011 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	2,638	$ 54.01
Granted	528	93.68
Vested	(532)	48.69
Forfeited	(78)	57.72
Nonvested at December 31, 2011	2,556	$ 63.20

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At December 31, 2011, there was $62 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.5 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2011 grant were as follows:

2011
Dividend per share per quarter	$0.38
Risk-free interest rate at date of grant	1.2%

Changes in our performance retention awards during 2011 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,151	$ 53.93
Granted	376	89.87
Vested	(195)	60.16
Forfeited	(128)	58.89
Nonvested at December 31, 2011	1,204	$ 63.62

At December 31, 2011, there was $29 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.1 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

Funded Status

We are required by GAAP to separately recognize the overfunded or underfunded status of our pension and OPEB plans as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. Our non-qualified (supplemental) pension plan is unfunded by design. The PBO of the pension plans is the present value of benefits earned to date by plan participants, including the effect of assumed future compensation increases. The PBO of the OPEB plan is equal to the accumulated benefit obligation, as the present value of the OPEB liabilities is not affected by compensation increases. Plan assets are measured at fair value. We use a December 31 measurement date for plan assets and obligations for all our retirement plans.

Changes in our PBO and plan assets were as follows for the years ended December 31:

Funded Status	Pension		OPEB
Millions	2011	2010	2011	2010
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$2,759	$2,448	$318	$314
Service cost	40	34	2	2
Interest cost	145	143	15	16
Plan amendments	-	-	10	(6)
Actuarial loss	377	281	15	16
Gross benefits paid	(156)	(147)	(24)	(24)
Projected benefit obligation at end of year	$3,165	$2,759	$336	$318

Plan Assets
Fair value of plan assets at beginning of year	$2,404	$2,044	$-	$-
Actual return on plan assets	42	294	-	-
Voluntary funded pension plan contributions	200	200	-	-
Non-qualified plan benefit contributions	15	13	24	24
Gross benefits paid	(156)	(147)	(24)	(24)
Fair value of plan assets at end of year	$2,505	$2,404	$-	$-

Funded status at end of year	$(660)	$(355)	$(336)	$(318)

Amounts recognized in the statement of financial position as of December 31, 2011 and 2010 consist of:

	Pension		OPEB
Millions	2011	2010	2011	2010
Noncurrent assets	$-	$1	$-	$-
Current liabilities	(15)	(15)	(26)	(27)
Noncurrent liabilities	(645)	(341)	(310)	(291)
Net amounts recognized at end of year	$(660)	$(355)	$(336)	$(318)

Pre-tax amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2011 and 2010 consist of:

	2011			2010
Millions	Pension	OPEB	Total	Pension	OPEB	Total
Prior service (cost)/credit	$(1)	$63	$62	$(3)	$106	$103
Net actuarial loss	(1,503)	(146)	(1,649)	(1,059)	(142)	(1,201)
Total	$(1,504)	$(83)	$(1,587)	$(1,062)	$(36)	$(1,098)

Other pre-tax changes recognized in other comprehensive income during 2011, 2010 and 2009 were as follows:

	Pension			OPEB
Millions	2011	2010	2009	2011	2010	2009
Prior service cost/(credit)	$-	$-	$-	$10	$(6)	$(78)
Net actuarial (gain)/loss	515	165	(51)	14	16	(21)
Amortization of:
Prior service cost/(credit)	(2)	(3)	(5)	34	45	44
Actuarial loss	(71)	(49)	(30)	(11)	(13)	(12)
Total	$442	$113	$(86)	$47	$42	$(67)

Amounts included in accumulated other comprehensive income expected to be amortized into net periodic cost (benefit) during 2012:

Millions	Pension	OPEB	Total
Prior service cost/(benefit)	$1	$(17)	$(16)
Net actuarial loss	104	12	116
Total	$105	$(5)	$100

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future compensation growth. The underfunded accumulated benefit obligation represents the difference between the ABO and the fair value of plan assets. At December 31, 2011 and 2010, the non-qualified (supplemental) plan ABO was $284 million and $257 million, respectively. The PBO, ABO, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of the fair value of the plan assets were as follows for the years ended December 31:

Underfunded Accumulated Benefit Obligation Millions	2011	2010
Projected benefit obligation	$3,165	$2,741
Accumulated benefit obligation	$(3,050)	$(2,663)
Fair value of plan assets	2,505	2,385

Underfunded accumulated benefit obligation	$(545)	$(278)

The ABO for all defined benefit pension plans was $3.0 billion and $2.7 billion at December 31, 2011 and 2010, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
Percentages	2011	2010	2011	2010
Discount rate	4.54%	5.35%	4.36%	5.01%
Compensation increase	4.60%	3.36%	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	6.91%	7.07%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate reached	N/A	N/A	2028	2028

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the years ended December 31:

	Pension			OPEB
Millions	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Cost:
Service cost	$40	$34	$38	$2	$2	$2
Interest cost	145	143	140	15	16	18
Expected return on plan assets	(180)	(178)	(159)	-	-	-
Amortization of:
Prior service cost/(credit)	2	3	5	(34)	(45)	(44)
Actuarial loss	71	49	30	11	13	12
Net periodic benefit cost/(benefit)	$78	$51	$54	$(6)	$(14)	$(12)

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows for the years ended December 31:

	Pension			OPEB
Percentages	2011	2010	2009	2011	2010	2009
Discount rate	5.35%	5.90%	6.25%	5.01%	5.55%	6.25%
Expected return on plan assets	7.50%	8.00%	8.00%	N/A	N/A	N/A
Compensation increase	4.48%	3.45%	3.50%	N/A	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	N/A	7.07%	7.24%	7.50%
Health care cost trend rate (employees over 65)	N/A	N/A	N/A	N/A	N/A	9.10%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend reached	N/A	N/A	N/A	2028	2028	2028

The discount rate was based on a yield curve of high quality corporate bonds with cash flows matching our plans’ expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return on pension plan assets, net of fees, was approximately 2% in 2011, 14% in 2010, and 23% in 2009.

Assumed health care cost trend rates have a significant effect on the expense and liabilities reported for health care plans. The assumed health care cost trend rate is based on historical rates and expected market conditions. The 2012 assumed health care cost trend rate for employees under 65 is 6.91%. It is assumed the rate will decrease gradually to an ultimate rate of 4.5% in 2028 and will remain at that level. A one-percentage point change in the assumed health care cost trend rates would have the following effects on OPEB:

Millions	One % pt. Increase	One % pt. Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on accumulated benefit obligation	14	(12)

Cash Contributions

The following table details our cash contributions for the qualified pension plans and the benefit payments for the non-qualified (supplemental) pension and OPEB plans:

	Pension
Millions	Qualified	Non-qualified	OPEB
2010	$200	13	24
2011	200	15	24

Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. All contributions made to the qualified pension plans in 2011 were voluntary and were made with cash generated from operations.

The non-qualified pension and OPEB plans are not funded and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent supplemental pension payments and claims paid for medical and life insurance. We anticipate our 2012 supplemental pension and OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2012 through 2021:

Millions	Pension	OPEB
2012	$158	$26
2013	161	26
2014	166	26
2015	171	26
2016	176	26
Years 2017 - 2021	957	119

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2011 and 2010, and target allocation for 2012, are as follows:

	Target	Percentage of Plan Assets December 31,
	Allocation 2012	2011	2010
Equity securities	47% to 63%	58%	60%
Debt securities	30% to 40%	32	31
Real estate	2% to 8%	5	4
Commodities	4% to 6%	5	5
Total		100%	100%

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target average long-term rate of return of 7.5%. While we believe we can achieve a long-term average rate of return of 7.5%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among equity, debt, and other investments in order to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges for equity, debt, and other portfolios are evaluated at least every three years with the assistance of an independent external consulting firm. Actual asset allocations are monitored monthly, and rebalancing actions are executed at least quarterly, if needed.

The pension plan investments are held in a Master Trust. The majority of pension plan assets are invested in equity securities because equity portfolios have historically provided higher returns than debt and other asset classes over extended time horizons and are expected to do so in the future. Correspondingly, equity investments also entail greater risks than other investments. Equity risks are balanced by investing a significant portion of the plans’ assets in high quality debt securities. The average credit rating of the debt portfolio exceeded A+ as of December 31, 2011 and 2010. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities. The weighted-average maturity of the debt portfolio was 12 years at both December 31, 2011 and 2010.

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

Registered Investment Companies – Registered Investment Companies are real estate investments, non-U.S. stock investments, and bond investments registered with the Securities and Exchange Commission. The real estate investments and non-U.S. stock investments are traded actively on public exchanges. The share prices for these investments are published at the close of each business day. Holdings of real estate investments and non-U.S. stock investments are classified as Level 1 investments. The bond investments are not traded publicly, but the underlying assets (stocks and bonds) held in these funds are traded on active markets and the prices for these assets are readily observable. Holdings in bond investments are classified as Level 2 investments.

Federal Government Securities – Federal Government Securities consist of bills, notes, bonds, and other fixed income securities issued directly by the U.S. Treasury or by government-sponsored enterprises. These assets are valued using a bid evaluation process with bid data provided by independent pricing sources. Federal Government Securities are classified as Level 2 investments.

Bonds & Debentures – Bonds and debentures consist of fixed income securities issued by U.S. and non-U.S. corporations as well as state and local governments. These assets are valued using a bid evaluation process with bid data provided by independent pricing sources. Corporate, state, and municipal bonds and debentures are classified as Level 2 investments.

Corporate Stock – This investment category consists of common and preferred stock issued by U.S. and non-U.S. corporations. Most common shares are traded actively on exchanges and price quotes for these shares are readily available. Common stock is classified as a Level 1 investment. Preferred shares included in this category are valued using a bid evaluation process with bid data provided by independent pricing sources. Preferred stock is classified as a Level 2 investment.

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

Real Estate Partnerships and Funds – Most of the real estate investments are partnership interests similar to those described in the Venture Capital and Buyout Partnerships category. This category also includes real estate investments held in less commonly used structures such as private real estate investment trusts and pooled separate accounts. Valuations for the holdings in this category are not based on readily observable inputs and are primarily derived from property appraisals. Interests in private real estate partnerships, investment funds and pooled separate accounts are classified as Level 3 investments.

Common Trust and Other Funds – Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (U.S. stock funds, non-U.S. stock funds, commodity funds, and short term investment funds) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of common trust funds are classified as Level 2 investments.

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

As of December 31, 2011, the pension plan assets measured at fair value on a recurring basis were as follows:

Millions	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets:
Temporary cash investments	$22	$-	$-	$22
Registered investment companies	8	280	-	288
U.S. government securities	-	155	-	155
Corporate bonds & debentures	-	343	-	343
Corporate stock	547	8	-	555
Venture capital and buyout partnerships	-	-	184	184
Real estate partnerships and funds	-	-	126	126
Common trust and other funds	-	815	-	815
Other investments	-	29	-	29
Total plan assets at fair value	$577	$1,630	$310	2,517

Other assets [a]				(12)
Total plan assets				$2,505

[a]	Other assets include accrued receivables and pending broker settlements.

As of December 31, 2010, the pension plan assets measured at fair value on a recurring basis were as follows:

Millions	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets:
Temporary cash investments	$23	$-	$-	$23
Registered investment companies	9	259	-	268
U.S. government securities	-	142	-	142
Corporate bonds & debentures	-	311	-	311
Corporate stock	573	7	-	580
Venture capital and buyout partnerships	-	-	169	169
Real estate partnerships and funds	-	-	99	99
Common trust and other funds	-	776	-	776
Other investments	-	29	-	29
Total plan assets at fair value	$605	$1,524	$268	2,397

Other assets [a]				7
Total plan assets				$2,404

[a]	Other assets include accrued receivables and pending broker settlements.

For the years ended December 31, 2011 and 2010, there were no significant transfers in or out of Levels 1, 2, or 3.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3 investments) during 2011:

Millions	Venture Capital and Buyout Partnerships	Real Estate Partnerships and Funds	Total
Beginning balance - January 1, 2011	$169	$99	$268
Realized gain/(loss)	8	(1)	7
Unrealized gain	13	16	29
Purchases	22	27	49
Sales	(28)	(15)	(43)
Ending balance - December 31, 2011	$184	$126	$310

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3 investments) during 2010:

Millions	Venture Capital and Buyout Partnerships	Real Estate Partnerships and Funds	Total
Beginning balance - January 1, 2010	$142	$78	$220
Realized gain	3	1	4
Unrealized gain	21	10	31
Purchases	18	18	36
Sales	(15)	(8)	(23)
Ending balance - December 31, 2010	$169	$99	$268

Other Retirement Programs

401(k)/Thrift Plan – We provide a defined contribution plan (401(k)/thrift plan) to eligible non-union employees for whom we make matching contributions. We match 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. Our plan contributions were $14 million in 2011, $13 million in 2010 and $14 million in 2009.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $600 million in 2011, $566 million in 2010, and $562 million in 2009.

Collective Bargaining Agreements – Under collective bargaining agreements, we participate in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Premiums paid under these plans are expensed as incurred and amounted to $66 million in 2011, $60 million in 2010, and $48 million in 2009.

6. Other Income

Other income included the following for the years ended December 31:

Millions	2011	2010	2009
Rental income	$80	$84	$73
Net gain on non-operating asset dispositions	43	25	162
Interest income	3	4	5
Early extinguishment of debt	(5)	(21)	-
Non-operating environmental costs and other	(9)	(38)	(45)
Total	$112	$54	$195

In June of 2009, we completed a $118 million sale of land to the Regional Transportation District (RTD) in Colorado, resulting in a $116 million pre-tax gain. The agreement with the RTD involved a 33-mile industrial lead track in Boulder, Colorado.

7. Income Taxes

Components of income tax expense were as follows for the years ended December 31:

Millions	2011	2010	2009
Current tax expense:
Federal	$862	$862	$316
State	124	119	50
Total current tax expense	986	981	366

Deferred tax expense:
Federal	894	550	650
State	70	97	30
Total deferred tax expense	964	647	680

Unrecognized tax benefits:
Federal	11	26	39
State	11	(1)	(1)
Total unrecognized tax benefits expense/(benefits)	22	25	38

Total income tax expense	$1,972	$1,653	$1,084

For the years ended December 31, reconciliations between statutory and effective tax rates are as follows:

Tax Rate Percentages	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
State statutory rates, net of federal benefits	3.1	3.1	3.2
Deferred tax adjustments	(0.5)	(0.3)	(0.8)
Tax credits	(0.5)	(0.7)	(0.8)
Other	0.4	0.2	(0.2)
Effective tax rate	37.5%	37.3%	36.4%

In February of 2011, Arizona enacted legislation that will decrease the state’s corporate tax rate. This reduced our deferred tax expense by $14 million in the first quarter of 2011.

In February of 2009, California enacted legislation that changed how we determine the amount of income subject to California tax. This change reduced our 2009 deferred tax expense by $14 million.

Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that are reported in different periods for financial reporting and income tax purposes. The majority of our deferred tax assets relate to deductions that already have been claimed for financial reporting purposes but not for tax purposes. The majority of our deferred tax liabilities relate to differences between the tax bases and financial reporting amounts of our land and depreciable property, due to accelerated tax depreciation (including bonus depreciation), revaluation of assets in purchase accounting transactions, and differences in capitalization methods.

Deferred income tax (liabilities)/assets were comprised of the following at December 31:

Millions	2011	2010
Deferred income tax liabilities:
Property	$(13,312)	$(12,581)
Other	(207)	(178)
Total deferred income tax liabilities	(13,519)	(12,759)

Deferred income tax assets:
Accrued casualty costs	259	300
Debt and leases	365	452
Retiree benefits	342	223
Credits	197	197
Other	294	291
Total deferred income tax asset	$1,457	$1,463

Net deferred income tax liability	$(12,062)	$(11,296)
Current portion of deferred taxes	$306	$261
Non-current portion of deferred taxes	(12,368)	(11,557)
Net deferred income tax liability	$(12,062)	$(11,296)

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized based on management's judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2011 and 2010, there were no valuation allowances.

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

A reconciliation of changes in unrecognized tax benefits liabilities/(assets) from the beginning to the end of the reporting period is as follows:

Millions	2011	2010	2009
Unrecognized tax benefits at January 1	$86	$61	$26
Increases for positions taken in current year	9	38	18
Increases for positions taken in prior years	81	11	50
Decreases for positions taken in prior years	(30)	(22)	(28)
Payments to and settlements with taxing authorities	(27)	(4)	(3)
Increases/(decreases) for interest and penalties	(9)	5	3
Lapse of statutes of limitations	(3)	(3)	(5)
Unrecognized tax benefits at December 31	$107	$86	$61

We recognize interest and penalties as part of income tax expense. Total accrued liabilities for interest and penalties were $10 million and $19 million at December 31, 2011 and 2010, respectively. Total interest and penalties recognized as part of income tax expense (benefit) were $10 million for 2011, $6 million for 2010, and $(11) million for 2009.

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

In the third quarter of 2011, we reached an agreement in principle with the IRS to resolve all of the issues related to tax years 1999 through 2004, except for calculations of interest. We anticipate signing a closing agreement with the IRS within the next 12 months. Once formalized, this agreement should result in an immaterial reduction of income tax expense. Based on this agreement in principle, we made a payment of $45 million, consisting of $27 million of tax and $18 million of interest, to partially cover the amounts due for these years.

We expect our unrecognized tax benefits to decrease significantly in the next 12 months. Of the $107 million balance at December 31, 2011, $31 million is classified as current in the Consolidated Statement of Financial Position, in anticipation of a settlement of the 1999-2004 tax years, as well as a reasonable possibility that some state tax disputes will be resolved in 2012.

The portion of our unrecognized tax benefits that relates to permanent changes in tax and interest would reduce our effective tax rate, if recognized. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. Recognition of the tax benefits with uncertain timing would reduce our effective tax rate only through a reduction of accrued interest and penalties. The unrecognized tax benefits that would reduce our effective tax rate are as follows:

Millions	2011	2010	2009
Unrecognized tax benefits that would reduce the effective tax rate	$80	$90	$86
Unrecognized tax benefits that would not reduce the effective tax rate	27	(4)	(25)
Total unrecognized tax benefits	$107	$86	$61

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31:

Millions, Except Per Share Amounts	2011	2010	2009
Net income	$3,292	$2,780	$1,890

Weighted-average number of shares outstanding:
Basic	485.7	498.2	503.0
Dilutive effect of stock options	2.6	3.3	1.5
Dilutive effect of retention shares and units	1.5	1.4	1.3
Diluted	489.8	502.9	505.8

Earnings per share – basic	$6.78	$5.58	$3.76
Earnings per share – diluted	$6.72	$5.53	$3.74

Common stock options totaling 0.6 million, 0.3 million, and 4.6 million for 2011, 2010, and 2009, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

9. Comprehensive Income/(Loss)

Comprehensive income/(loss) was as follows:

Millions	2011	2010	2009
Net income	$3,292	$2,780	$1,890
Other comprehensive income/(loss):
Defined benefit plans	(301)	(88)	44
Foreign currency translation	(20)	7	6
Derivatives	1	1	-
Total other comprehensive income/(loss) [a]	(320)	(80)	50

Total comprehensive income	$2,972	$2,700	$1,940

[a]	Net of deferred taxes of $199 million, $57 million, and $(101) million during 2011, 2010, and 2009, respectively.

The after-tax components of accumulated other comprehensive loss were as follows:

Millions	Dec. 31, 2011	Dec. 31, 2010
Defined benefit plans	$(1,004)	$(703)
Foreign currency translation	(48)	(28)
Derivatives	(2)	(3)
Total	$(1,054)	$(734)

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At December 31, 2011 and 2010, our accounts receivable were reduced by $9 million and $5 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial Position. At December 31, 2011 and 2010, receivables classified as other assets were reduced by allowances of $41 million and $51 million, respectively.

Receivables Securitization Facility – On January 1, 2010, we adopted Accounting Standards Update No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16). ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. As a result, we no longer account for the value of the outstanding undivided interest held by investors under our receivables securitization facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010, are reflected as debt issued in our Consolidated Statements of Cash Flows and recognized as debt due after one year in our Consolidated Statements of Financial Position.

Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at December 31, 2011 and 2010, respectively. The value of the outstanding undivided interest held by investors under the facility was $100 million at both December 31, 2011 and 2010. The value of the undivided interest held by investors was supported by $1.1 billion and $960 million of accounts receivable at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the value of the interest retained by UPRI was $1.1 billion and $960 million, respectively. This retained interest is included in accounts receivable, net in our Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of December 31, 2011. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $18.8 billion and $16.3 billion of receivables during the years ended December 31, 2011 and 2010, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $4 million and $6 million for 2011 and 2010, respectively. Prior to adoption of the new accounting standard, the costs of the receivables securitization facility were included in other income and were $9 million for 2009.

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

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average composite depreciation rate for each category:

Millions, Except Percentages As of December 31, 2011	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rate for 2011
Land	$5,098	$ N/A	$5,098	N/A

Road:
Rail and other track material [a]	12,461	4,592	7,869	3.3%
Ties	7,987	2,028	5,959	2.9%
Ballast	4,178	1,008	3,170	3.0%
Other [b]	14,118	2,502	11,616	2.6%
Total road	38,744	10,130	28,614	2.9%

Equipment:
Locomotives	6,502	3,003	3,499	5.7%
Freight cars	1,957	1,061	896	3.5%
Work equipment and other	529	57	472	6.5%
Total equipment	8,988	4,121	4,867	5.3%

Technology and other	610	259	351	12.3%
Construction in progress	1,004	-	1,004	N/A
Total	$54,444	$ 14,510	$39,934	N/A

Millions, Except Percentages As of December 31, 2010	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rate for 2010
Land	$4,984	$ N/A	$4,984	N/A

Road:
Rail and other track material [a]	11,992	4,458	7,534	3.1%
Ties	7,631	1,858	5,773	2.8%
Ballast	4,011	944	3,067	3.0%
Other [b]	13,634	2,376	11,258	2.5%
Total road	37,268	9,636	27,632	2.8%

Equipment:
Locomotives	6,136	2,699	3,437	5.6%
Freight cars	1,886	1,040	846	3.6%
Work equipment and other	305	39	266	4.0%
Total equipment	8,327	3,778	4,549	5.1%

Technology and other	565	241	324	13.2%
Construction in progress	764	-	764	N/A
Total	$51,908	$ 13,655	$38,253	N/A

[a]	Includes a weighted-average composite depreciation rate for rail in high-density traffic corridors as discussed below.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

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

General and administrative expenditures are expensed as incurred. Normal repairs and maintenance, including rail grinding, are also expensed as incurred, while costs incurred that extend the useful life of an asset, improve the safety of our operations or improve operating efficiency are capitalized. These costs are allocated using appropriate statistical bases. Total expense for repairs and maintenance incurred was $2.2 billion for 2011, $2.0 billion for 2010, and $1.9 billion for 2009.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

12. Accounts Payable and Other Current Liabilities

Millions	Dec. 31, 2011	Dec. 31, 2010
Accounts payable	$819	$677
Income and other taxes	482	337
Accrued wages and vacation	363	357
Dividends payable	284	183
Accrued casualty costs	249	325
Interest payable	197	200
Equipment rents payable	90	86
Other	624	548
Total accounts payable and other current liabilities	$3,108	$2,713

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2011 and 2010, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

On February 25, 2010, we elected to terminate an interest rate swap agreement with a notional amount of $250 million prior to the scheduled maturity and received cash of $20 million (which is comprised of $16 million for the fair value of the swap that was terminated and $4 million of accrued but unpaid interest receivable). We designated the swap agreement as a fair value hedge, and as such the unamortized adjustment to debt for the change in fair value of the swap remains classified as debt due after one year in our Consolidated Statements of Financial Position and will be amortized as a reduction to interest expense through April 15, 2012. As of December 31, 2011 and 2010, we do not have any interest rate fair value hedges outstanding.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At December 31, 2011 and 2010, we recorded reductions of $2 million and $3 million, respectively, as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of December 31, 2011 and 2010, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the years ended December 31:

Millions	2011	2010	2009
Decrease in interest expense from interest rate hedging	$-	$2	$8
Increase in pre-tax income	$-	$2	$8

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At December 31, 2011, the fair value of total debt was $10.5 billion, approximately $1.6 billion more than the carrying value. At December 31, 2010, the fair value of total debt was $10.4 billion, approximately $1.2 billion more than the carrying value. At December 31, 2011 and 2010, approximately $303 million of fixed-rate debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Total debt as of December 31, 2011 and 2010, net of interest rate swaps designated as fair value hedges, is summarized below:

Millions	2011	2010
Notes and debentures, 3.0% to 7.9% due through 2054	$6,801	$6,886
Capitalized leases, 4.0% to 9.3% due through 2028	1,874	1,909
Equipment obligations, 6.2% to 8.1% due through 2031	147	183
Tax-exempt financings, 5.0% to 5.7% due through 2026	159	162
Floating rate term loan, due through 2016	100	100
Receivables securitization facility (Note 10)	100	100
Mortgage bonds, 4.8% due through 2030	57	58
Medium-term notes, 9.2% to 10.0% due through 2020	32	42
Unamortized discount	(364)	(198)
Total debt	8,906	9,242

Less: current portion	(209)	(239)
Total long-term debt	$8,697	$9,003

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2011, excluding market value adjustments:

Millions
2012	$309
2013	636
2014	706
2015	467
2016	517
Thereafter	6,271
Total debt	$8,906

As of both December 31, 2011 and December 31, 2010, we have reclassified as long-term debt approximately $100 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Mortgaged Properties – Equipment with a carrying value of approximately $2.9 billion and $3.2 billion at December 31, 2011 and 2010, respectively, served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

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

Credit Facilities – During the second quarter of 2011, we replaced our $1.9 billion revolving credit facility, which was scheduled to expire in April 2012, with a new $1.8 billion facility that expires in May 2015 (the facility). The facility is based on substantially similar terms as those in the previous credit facility. On December 31, 2011, we had $1.8 billion of credit available under the facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on either facility during 2011. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At December 31, 2011, and December 31, 2010 (and at all times during the year), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2011, the debt-to-net-worth coverage ratio allowed us to carry up to $37.2 billion of debt (as defined in the facility), and we had $9.5 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control (including the Risk Factors in Item 1A of this report) could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During 2011, we did not issue or repay any commercial paper and, at December 31, 2011, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $13.8 billion and $12.9 billion at December 31, 2011 and 2010, respectively.

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

During 2011, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
August 9, 2011	$500 million of 4.75% Notes due September 15, 2041

The net proceeds from the offering were used for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At December 31, 2011, we had remaining authority to issue up to $2.0 billion of debt securities under our shelf registration.

During the third quarter of 2011, we renegotiated and extended for three years on substantially similar terms a $100 million floating-rate term loan, which will mature on August 5, 2016.

Debt Exchange – On June 23, 2011, we exchanged $857 million of various outstanding notes and debentures due between 2013 and 2019 (Existing Notes) for $750 million of 4.163% notes (New Notes) due July 15, 2022, plus cash consideration of approximately $267 million and $17 million for accrued and unpaid interest on the Existing Notes. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the term of the New Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $6 million and were included in interest expense during 2011.

The following table lists the outstanding notes and debentures that were exchanged:

Millions	Principal amount exchanged
7.875% Notes due 2019	$ 196
5.450% Notes due 2013	50
5.125% Notes due 2014	45
5.375% Notes due 2014	55
5.700% Notes due 2018	277
5.750% Notes due 2017	178
7.000% Debentures due 2016	38
5.650% Notes due 2017	18

Total	$ 857

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

Debt Redemptions – On December 19, 2011, we redeemed the remaining $175 million of our 6.5% notes due April 15, 2012, and all $300 million of our outstanding 6.125% notes due January 15, 2012.

The redemptions resulted in an early extinguishment charge of $5 million. On March 22, 2010, we redeemed $175 million of our 6.5% notes due April 15, 2012. The redemption resulted in an early extinguishment charge of $16 million in the first quarter of 2010. On November 1, 2010, we redeemed all $400 million of our outstanding 6.65% notes due January 15, 2011. The redemption resulted in a $5 million early extinguishment charge.

Receivables Securitization Facility – As of December 31, 2011 and 2010, we have recorded $100 million as secured debt under our receivables securitization facility. (See further discussion of our receivables securitization facility in Note 10).

15. Variable Interest Entities

We have entered into various lease transactions in which the structure of the leases contain variable interest entities (VIEs). These VIEs were created solely for the purpose of doing lease transactions (principally involving railroad equipment and facilities, including our headquarters building) and have no other activities, assets or liabilities outside of the lease transactions. Within these lease arrangements, we have the right to purchase some or all of the assets at fixed prices. Depending on market conditions, fixed-price purchase options available in the leases could potentially provide benefits to us; however, these benefits are not expected to be significant.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE's performance and our fixed-price purchase price options are not considered to be potentially significant to the VIE’s. The future minimum lease payments associated with the VIE leases totaled $3.9 billion as of December 31, 2011.

16. Leases

We lease certain locomotives, freight cars, and other property. The Consolidated Statement of Financial Position as of December 31, 2011 and 2010 included $2,458 million, net of $915 million of accumulated depreciation, and $2,520 million, net of $901 million of accumulated depreciation, respectively, for properties held under capital leases. A charge to income resulting from the depreciation for assets held under capital leases is included within depreciation expense in our Consolidated Statements of Income. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011, were as follows:

Millions	Operating Leases	Capital Leases
2012	$525	$297
2013	489	269
2014	415	276
2015	372	276
2016	347	262
Later years	2,380	1,179
Total minimum lease payments	$4,528	$2,559

Amount representing interest	N/A	(685)
Present value of minimum lease payments	N/A	$1,874

The majority of capital lease payments relate to locomotives. Rent expense for operating leases with terms exceeding one month was $637 million in 2011, $624 million in 2010, and $686 million in 2009. When cash rental payments are not made on a straight-line basis, we recognize variable rental expense on a straight-line basis over the lease term. Contingent rentals and sub-rentals are not significant.

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

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 89% of the recorded liability related to asserted claims, and approximately 11% related to unasserted claims at December 31, 2011. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $368 million to $404 million. We record an accrual at the low end of the range as no amount of loss is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2011	2010	2009
Beginning balance	$426	$545	$621
Current year accruals	118	155	174
Changes in estimates for prior years	(71)	(101)	(95)
Payments	(105)	(173)	(155)
Ending balance at December 31	$368	$426	$545

Current portion, ending balance at December 31	$103	$140	$158

Asbestos – We are a defendant in a number of lawsuits in which current and former employees and other parties allege exposure to asbestos. We assess our potential liability using a statistical analysis of resolution costs for asbestos-related claims. This liability is updated annually and excludes future defense and processing costs. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The ratio of future claims by alleged disease would be consistent with historical averages adjusted for inflation.
•	The number of claims filed against us will decline each year.
•	The average settlement values for asserted and unasserted claims will be equivalent to historical averages.
•	The percentage of claims dismissed in the future will be equivalent to historical averages.

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 21% of the recorded liability related to asserted claims and approximately 79% related to unasserted claims at December 31, 2011. Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $147 million to $159 million. We record an accrual at the low end of the range as no amount of loss is more probable than any other. In conjunction with the liability update performed in 2010, we also reassessed estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2011 and 2010.

Our asbestos-related liability activity was as follows:

Millions	2011	2010	2009
Beginning balance	$162	$174	$213
Accruals/(credits)	(5)	(1)	(25)
Payments	(10)	(11)	(14)
Ending balance at December 31	$147	$162	$174
Current portion, ending balance at December 31	$8	$12	$13

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at December 31, 2011 and 2010.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 285 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 32 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At December 31, 2011, less than 1% of our environmental liability was discounted at 2.0%, while approximately 5% of our environmental liability was discounted at 2.8% at December 31, 2010.

Our environmental liability activity was as follows:

Millions	2011 [a]	2010	2009
Beginning balance	$213	$217	$209
Accruals	29	57	49
Payments	(70)	(61)	(41)
Ending balance at December 31	$172	$213	$217

Current portion, ending balance at December 31	$50	$74	$82

[a]	Payments include $25 million to resolve the Omaha Lead Site liability.

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

Guarantees – At December 31, 2011, we were contingently liable for $325 million in guarantees. We have recorded a liability of $3 million for the fair value of these obligations as of December 31, 2011 and 2010. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR under a 10-year agreement commencing on January 1, 2004 for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and, on September 28, 2011, the judge issued a tentative Statement of Decision, which concluded that SFPP may owe back rent to UPRR for the years 2004 through 2011. SFPP has filed objections to the Statement of Decision. UPRR filed a motion for an entry of judgment, which is scheduled for hearing on or about February 3, 2012, along with post-judgment motions on interest and attorneys fees. A favorable final judgment may materially affect our results of operations in the period of any monetary recoveries; however, due to the uncertainty regarding the amount and timing of any recovery, we consider this a gain contingency and no amounts are reflected in the Condensed Consolidated Financial Statements as of December 31, 2011.

18. Share Repurchase Program

The shares repurchased in 2010 and the first quarter of 2011, shown in the table below, were repurchased under our authorized repurchase program that expired on March 31, 2011. Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million shares of our common stock by March 31, 2014, replacing our previous repurchase program. The shares repurchased in the second, third, and fourth quarters of 2011, shown in the table below, were purchased under the new program. As of December 31, 2011, we repurchased a total of $5.7 billion of our common stock since the commencement of our repurchase programs.

	Number of Shares Purchased		Average Price Paid
	2011	2010	2011	2010
First quarter	2,636,178	-	$94.10	$-
Second quarter	3,576,399	6,496,400	100.75	71.74
Third quarter	4,681,535	7,643,400	91.45	73.19
Fourth quarter	3,885,658	2,500,596	98.16	89.39
Total	14,779,770	16,640,396	$95.94	$75.06

Remaining number of shares that may yet be repurchased				27,856,408

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

19. Selected Quarterly Data (Unaudited)

Millions, Except Per Share Amounts
2011	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Operating revenues	$4,490	$4,858	$5,101	$5,108
Operating income	1,137	1,392	1,578	1,617
Net income	639	785	904	964
Net income per share:
Basic	1.31	1.61	1.87	2.01
Diluted	1.29	1.59	1.85	1.99

Millions, Except Per Share Amounts
2010	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Operating revenues	$3,965	$4,182	$4,408	$4,410
Operating income	988	1,279	1,401	1,313
Net income	516	711	778	775
Net income per share:
Basic	1.02	1.42	1.58	1.58
Diluted	1.01	1.40	1.56	1.56

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

Additionally, the CEO and CFO determined that there were no changes to the Corporation’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of December 31, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on the next page.

February 2, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation:

We have audited the internal control over financial reporting of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Corporation and our report dated February 3, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

Omaha, Nebraska

February 3, 2012

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

Item 11. Executive Compensation

Information concerning compensation received by our directors and our named executive officers is presented in the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in Fiscal Year 2011, Outstanding Equity Awards at 2011 Fiscal Year-End, Option Exercises and Stock Vested in Fiscal Year 2011, Pension Benefits at 2011 Fiscal Year-End, Nonqualified Deferred Compensation at 2011 Fiscal Year-End, Potential Payments Upon Termination or Change in Control and Director Compensation in Fiscal Year 2011 segments of the Proxy Statement and is incorporated herein by reference. Additional information regarding compensation of directors, including Board committee members, is set forth in the By-Laws of UPC and the Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, both of which are included as exhibits to this report. Information regarding the Compensation and Benefits Committee is set forth in the Compensation Committee Interlocks and Insider Participation and Compensation Committee Report segments of the Proxy Statement and is incorporated herein by reference.

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

The following table summarizes the equity compensation plans under which UPC common stock may be issued as of December 31, 2011:

	Column (a)	Column (b)	Column (c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,826,830 [1]	$52.15 [2]	32,374,343

Total	8,826,830	$52.15	32,374,343

[1]	Includes 1,785,213 retention units that do not have an exercise price. Does not include 2,000,187 retention shares that have been issued and are outstanding.

[2]	Does not include the retention units or retention shares described above in footnote 1.

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

The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8, on page 50.

(2)	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Item 8, or notes thereto.

(3)	Exhibits

Exhibits are listed in the exhibit index beginning on page 92. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of February, 2012.

UNION PACIFIC CORPORATION

By  /s/ James R. Young

      James R. Young,

      Chairman, President, Chief

      Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 3rd day of February, 2012, by the following persons on behalf of the registrant and in the capacities indicated.

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
Charles C. Krulak*

* By  /s/ James J. Theisen, Jr.

        James J. Theisen, Jr., Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2011	2010	2009
Allowance for doubtful accounts:
Balance, beginning of period	$56	$70	$105
Charges/(reduction) to expense	–	(6)	2
Net recoveries/(write-offs)	(6)	(8)	(37)
Balance, end of period	$50	$56	$70

Allowance for doubtful accounts are presented in the Consolidated Statements of Financial Position as follows:
Current	$9	$5	$3
Long-term	41	51	67
Balance, end of period	$50	$56	$70

Accrued casualty costs:
Balance, beginning of period	$905	$1,086	$1,206
Charges to expense	110	186	199
Cash payments and other reductions	(237)	(367)	(319)
Balance, end of period	$778	$905	$1,086

Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$249	$325	$379
Long-term	529	580	707
Balance, end of period	$778	$905	$1,086

UNION PACIFIC CORPORATION

Exhibit Index

Exhibit No.	Description

Filed with this Statement

10(a)	Form of 2012 Long Term Plan Stock Unit Agreement dated February 2, 2012.

10(b)	Form of Stock Unit Agreement for Executives dated February 2, 2012.

10(c)	Form of Non-Qualified Stock Option Agreement for Executives dated February 2, 2012.

10(d)	Supplemental Thrift Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, as amended December 28, 2011.

12	Ratio of Earnings to Fixed Charges.

21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.

23	Independent Registered Public Accounting Firm’s Consent.

24	Powers of attorney executed by the directors of UPC.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - James R. Young.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (filed with the SEC on February 3, 2012), is formatted in XBRL and submitted electronically herewith: (i) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Statements of Financial Position at December 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Changes in Common Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to the Consolidated Financial Statements.

Incorporated by Reference

3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

4(c)	Form of Debt Security (Note) is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, dated August 9, 2011.

Certain instruments evidencing long-term indebtedness of UPC are not filed as exhibits because the total amount of securities authorized under any single such instrument does not exceed 10% of the Corporation’s total consolidated assets. UPC agrees to furnish the Commission with a copy of any such instrument upon request by the Commission.

10(e)

Supplemental Thrift Plan (409A Grandfathered Component) of Union Pacific Corporation, as amended and restated in its entirety, effective as of January 1, 2009, is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(f)

Supplemental Pension Plan for Officers and Managers (409A Non-Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended and restated in its entirety effective as of January 1, 1989, including all amendments adopted through January 1, 2009, as amended July 22, 2011, is incorporated herein by reference to Exhibit 10 to the Corporation’s Annual Report on Form 10-Q for the quarter ended September 30, 2011.

10(g)

Supplemental Pension Plan for Officers and Managers (409A Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended and restated in its entirety effective as of January 1, 1989, including all amendments adopted through January 1, 2009 is incorporated herein by reference to Exhibit 10(f) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(h)

Union Pacific Corporation Executive Incentive Plan, effective May 5, 2005, amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10(g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(i)

Deferred Compensation Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, effective as January 1, 2009 as amended December 30, 2010 and June 22, 2011, is incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10(j)

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

10(n)

Union Pacific Corporation Key Employee Continuity Plan, dated as of November 16, 2000, as amended and restated effective as of January 1, 2009, as amended February 3, 2011, is incorporated herein by reference to Exhibit 10(e) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

10(x)	Form of 2009 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(y)	Form of 2010 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(z)

Form of Non-Qualified Stock Option Agreement for Directors is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(aa)	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(bb)

Executive Incentive Plan (2005) – Deferred Compensation Program, dated December 21, 2005 is incorporated herein by reference to Exhibit 10(g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

99

U.S. $1,800,000,000 4-year revolving credit agreement, dated as of May 25, 2011, is incorporated herein by reference to Exhibit 99(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.