Form 10-Q
period 2012-03-31
UNION PACIFIC CORP
filed 2012-04-19
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☐  Yes             ☑  No

As of April 13, 2012, there were 476,218,255 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2012	2011
Operating revenues:
Freight revenues	$4,823	$4,248
Other revenues	289	242
Total operating revenues	5,112	4,490

Operating expenses:
Compensation and benefits	1,211	1,167
Fuel	926	826
Purchased services and materials	526	475
Depreciation	427	395
Equipment and other rents	296	302
Other	216	188
Total operating expenses	3,602	3,353

Operating income	1,510	1,137
Other income (Note 6)	16	15
Interest expense	(135)	(141)
Income before income taxes	1,391	1,011
Income taxes	(528)	(372)
Net income	$863	$639

Share and Per Share (Note 8):
Earnings per share - basic	$1.81	$1.31
Earnings per share - diluted	$1.79	$1.29
Weighted average number of shares - basic	477.8	489.6
Weighted average number of shares - diluted	481.4	494.1
Dividends declared per share	$0.60	$0.38

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended March 31,	2012	2011
Net income	$863	$639
Other comprehensive income/(loss), net of tax:
Defined benefit plans	(7)	1
Foreign currency translation	15	5
Other comprehensive income, net [a]	8	6

Comprehensive income	$871	$645

[a]	Net of deferred taxes of $8 million and $4 million, respectively.

The	accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts	Mar. 31, 2012	Dec. 31, 2011
Assets
Current assets:
Cash and cash equivalents	$995	$1,217
Accounts receivable, net (Note 10)	1,327	1,401
Materials and supplies	682	614
Current deferred income taxes (Note 7)	314	306
Other current assets	247	189
Total current assets	3,565	3,727

Investments	1,210	1,175
Net properties (Note 11)	40,309	39,934
Other assets	252	260
Total assets	$45,336	$45,096

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,133	$3,108
Debt due within one year (Note 14)	769	209
Total current liabilities	3,902	3,317

Debt due after one year (Note 14)	8,066	8,697
Deferred income taxes (Note 7)	12,505	12,368
Other long-term liabilities	2,108	2,136
Commitments and contingencies (Note 16)
Total liabilities	26,581	26,518

Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
554,578,927 and 554,270,763 issued; 476,914,329 and 479,929,530
outstanding, respectively	1,387	1,386
Paid-in-surplus	4,056	4,031
Retained earnings	20,084	19,508
Treasury stock	(5,726)	(5,293)
Accumulated other comprehensive loss (Note 9)	(1,046)	(1,054)
Total common shareholders’ equity	18,755	18,578

Total liabilities and common shareholders’ equity	$45,336	$45,096

The	accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended March 31,	2012	2011
Operating Activities
Net income	$863	$639
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	427	395
Deferred income taxes and unrecognized tax benefits	124	172
Other operating activities, net	17	71
Changes in current assets and liabilities:
Accounts receivable, net	74	(91)
Materials and supplies	(68)	(48)
Other current assets	(58)	102
Accounts payable and other current liabilities	25	54
Cash provided by operating activities	1,404	1,294
Investing Activities
Capital investments	(804)	(602)
Proceeds from asset sales	13	11
Acquisition of equipment pending financing	-	(36)
Proceeds from sale of assets financed	-	36
Other investing activities, net	(39)	(66)
Cash used in investing activities	(830)	(657)
Financing Activities
Common share repurchases (Note 17)	(433)	(248)
Dividends paid	(289)	(186)
Debt repaid	(72)	(87)
Other financing activities, net	(2)	46
Cash used in financing activities	(796)	(475)
Net change in cash and cash equivalents	(222)	162
Cash and cash equivalents at beginning of year	1,217	1,086
Cash and cash equivalents at end of period	$995	$1,248
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$282	$183
Capital investments accrued but not yet paid	118	73
Capital lease financings	-	68
Cash (paid)/refunded for:
Interest, net of amounts capitalized	$(198)	$(202)
Income taxes	102	147

The	accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2011	553.9	(62.3)	$1,385	$3,985	$17,154	$(4,027)	$(734)	$17,763
Comprehensive income:
Net income			-	-	639	-	-	639
Other comp. income			-	-	-	-	6	6
Total comp. income (Note 9)								645
Conversion, stock option exercises, forfeitures, and other	0.4	1.2	1	3	-	68	-	72
Share repurchases (Note 17)		(2.6)	-	-	-	(248)	-	(248)
Cash dividends declared ($0.38 per share)	-	-	-	-	(186)	-	-	(186)
Balance at March 31, 2011	554.3	(63.7)	$1,386	$3,988	$17,607	$(4,207)	$(728)	$18,046

Balance at January 1, 2012	554.3	(74.4)	$1,386	$4,031	$19,508	$(5,293)	$(1,054)	$18,578
Comprehensive income:
Net income			-	-	863	-	-	863
Other comp. income			-	-	-	-	8	8
Total comp. income (Note 9)								871
Conversion, stock option exercises, forfeitures, and other	0.3	0.6	1	25	-	-	-	26
Share repurchases (Note 17)	-	(3.9)	-	-	-	(433)	-	(433)
Cash dividends declared ($0.60 per share)	-	-	-	-	(287)	-	-	(287)
Balance at March 31, 2012	554.6	(77.7)	$1,387	$4,056	$20,084	$(5,726)	$(1,046)	$18,755

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (See Note 9)

The	accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2011, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2011 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results for the entire year ending December 31, 2012.

The Condensed Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

2. Adoption of New Accounting Pronouncement

On January 1, 2012, we adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Also, in December of 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions, for the Three Months Ended March 31,	2012	2011
Agricultural	$858	$807
Automotive	430	342
Chemicals	768	664
Energy	995	952
Industrial Products	863	690
Intermodal	909	793
Total freight revenues	$4,823	$4,248
Other revenues	289	242
Total operating revenues	$5,112	$4,490

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

Millions, for the Three Months Ended March 31,	2012	2011
Stock-based compensation, before tax:
Stock options	$5	$5
Retention awards	20	17
Total stock-based compensation, before tax	$25	$22

Excess tax benefits from equity compensation plans	$39	$38

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2012	2011
Risk-free interest rate	0.8%	2.3%
Dividend yield	2.1%	1.6%
Expected life (years)	5.3	5.3
Volatility	36.8%	35.9%
Weighted-average grant-date fair value of options granted	$31.29	$28.45

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

A summary of stock option activity during the three months ended March 31, 2012 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2012	7,042	$52.16	5.5 yrs.	$379
Granted	598	114.73	N/A	N/A
Exercised	(818)	36.62	N/A	N/A
Forfeited or expired	(3)	74.42	N/A	N/A
Outstanding at March 31, 2012	6,819	$59.50	5.9 yrs.	$332

Vested or expected to vest at March 31, 2012	6,766	$59.25	5.9 yrs.	$331

Options exercisable at March 31, 2012	5,570	$51.02	5.2 yrs.	$314

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at March 31, 2012 are subject to performance or market-based vesting conditions.

At March 31, 2012, there was $29 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years. Additional information regarding stock option exercises appears in the table below:

Millions, for the Three Months Ended March 31,	2012	2011
Intrinsic value of stock options exercised	$62	$89
Cash received from option exercises	21	62
Treasury shares repurchased for employee payroll taxes	(8)	(25)
Tax benefit realized from option exercises	24	34
Aggregate grant-date fair value of stock options vested	16	18

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2012 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	2,556	$ 63.20
Granted	448	114.51
Vested	(565)	62.38
Forfeited	(15)	62.07
Nonvested at March 31, 2012	2,424	$ 72.88

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At March 31, 2012, there was $100 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.1 years.

Performance Retention Awards – In February 2012, our Board of Directors approved performance stock unit grants. Other than different performance targets, the basic terms of these performance stock units are identical to those granted in February 2010 and February 2011, including using annual return on invested capital (ROIC) as the performance measure. We define ROIC as net operating profit adjusted for interest expense (including interest on the present value of operating leases) and taxes on interest divided by average invested capital adjusted for the present value of operating leases.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2012 grant were as follows:

2012
Dividend per share per quarter	$0.60
Risk-free interest rate at date of grant	0.3%

Changes in our performance retention awards during the three months ended March 31, 2012 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	1,204	$ 63.62
Granted	328	108.76
Vested	(349)	44.63
Forfeited	(42)	46.48
Nonvested at March 31, 2012	1,141	$ 83.04

At March 31, 2012, there was $56 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.7 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the three months ended March 31:

	Pension		OPEB
Millions	2012	2011	2012	2011
Service cost	$13	$11	$1	$1
Interest cost	35	36	3	4
Expected return on plan assets	(47)	(45)	-	-
Amortization of:
Prior service cost/(credit)	-	1	(4)	(9)
Actuarial loss	21	17	3	3
Net periodic benefit cost/(benefit)	$22	$20	$3	$(1)

Cash Contributions

For the three months ended March 31, 2012, we made $26 million of cash contributions to the qualified pension plan. Any additional contributions made during 2012 will be based on cash generated from operations and financial market considerations. All contributions made to the qualified pension plan during the three months ended March 31, 2012 were voluntary and were made with cash generated from operations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2012, we do not have minimum cash funding requirements for 2012.

6. Other Income

Other income included the following:

Millions for the Three Months Ended March 31,	2012	2011
Rental income	$20	$20
Net gain on non-operating asset dispositions	1	1
Interest income	1	1
Non-operating environmental costs and other	(6)	(7)
Total	$16	$15

7. Income Taxes

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 1999, although some interest calculations remain open for years prior to 1999. The IRS has completed its examinations and issued notices of deficiency for tax years 1999 through 2008. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. Additionally, several state tax authorities are examining our state income tax returns for years 2003 through 2008.

In the third quarter of 2011, we reached an agreement in principle with the IRS to resolve all of the issues related to tax years 1999 through 2004, except for calculations of interest. We anticipate signing a closing agreement with the IRS within the next 12 months. Once formalized, this agreement should result in an immaterial reduction of income tax expense.

At March 31, 2012, our liability for unrecognized tax benefits was $109 million. We classified $32 million of this amount as current, the majority of which is in anticipation of a final settlement for tax years 1999-2004.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2012	2011
Net income	$863	$639

Weighted-average number of shares outstanding:
Basic	477.8	489.6
Dilutive effect of stock options	2.2	3.1
Dilutive effect of retention shares and units	1.4	1.4
Diluted	481.4	494.1

Earnings per share – basic	$1.81	$1.31
Earnings per share – diluted	$1.79	$1.29
Stock options excluded as their inclusion would be antidilutive	0.4	0.4

9. Accumulated Other Comprehensive Income/(Loss)

The after-tax components of accumulated other comprehensive loss were as follows:

Millions	Mar. 31, 2012	Dec. 31, 2011
Defined benefit plans	$(1,011)	$(1,004)
Foreign currency translation	(33)	(48)
Derivatives	(2)	(2)
Total	$(1,046)	$(1,054)

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At March 31, 2012 and December 31, 2011, our accounts receivable were reduced by $4 million and $9 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At March 31, 2012 and December 31, 2011, receivables classified as other assets were reduced by allowances of $38 million and $41 million, respectively.

Receivables Securitization Facility – Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at March 31, 2012 and December 31, 2011, respectively. The value of the outstanding undivided interest held by investors under the facility was $100 million at March 31, 2012 and December 31, 2011, respectively, and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year. The value of the undivided interest held by investors was supported by $1.1 billion of accounts receivable at both March 31, 2012 and December 31, 2011. At both March 31, 2012 and December 31, 2011, the value of the interest retained by UPRI was $1.1 billion. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of March 31, 2012. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $4.9 billion and $4.3 billion during the three months ended March 31, 2012 and 2011, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended March 31, 2012 and 2011.

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

11. Properties

The following table lists the major categories of property and equipment, as well as the weighted-average composite depreciation rate for each category:

Millions, Except Percentages As of March 31, 2012	Cost	Accumulated Depreciation		Net Book Value	Depreciation Rate for 2012
Land	$5,101	$	N/A	$5,101	N/A

Road:
Rail and other track material [a]	12,604		4,639	7,965	3.4%
Ties	8,077		2,060	6,017	2.9%
Ballast	4,215		1,023	3,192	2.9%
Other [b]	14,174		2,511	11,663	2.6%
Total road	39,070		10,233	28,837	3.0%

Equipment:
Locomotives	6,649		3,074	3,575	6.1%
Freight cars	1,953		1,075	878	3.5%
Work equipment and other	529		65	464	6.9%
Total equipment	9,131		4,214	4,917	5.6%

Technology and other	607		255	352	12.7%
Construction in progress	1,102		-	1,102	N/A
Total	$55,011		$14,702	$40,309	N/A

Millions, Except Percentages As of December 31, 2011	Cost	Accumulated Depreciation		Net Book Value	Depreciation Rate for 2011
Land	$5,098	$	N/A	$5,098	N/A

Road:
Rail and other track material [a]	12,461		4,592	7,869	3.3%
Ties	7,987		2,028	5,959	2.9%
Ballast	4,178		1,008	3,170	3.0%
Other [b]	14,118		2,502	11,616	2.6%
Total road	38,744		10,130	28,614	2.9%

Equipment:
Locomotives	6,502		3,003	3,499	5.7%
Freight cars	1,957		1,061	896	3.5%
Work equipment and other	529		57	472	6.5%
Total equipment	8,988		4,121	4,867	5.3%

Technology and other	610		259	351	12.3%
Construction in progress	1,004		-	1,004	N/A
Total	$54,444		$14,510	$39,934	N/A

[a]	Includes a weighted-average composite depreciation rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

Millions	Mar. 31, 2012	Dec. 31, 2011
Accounts payable	$844	$819
Income and other taxes	704	482
Accrued wages and vacation	370	363
Dividends payable	282	284
Accrued casualty costs	204	249
Interest payable	133	197
Equipment rents payable	94	90
Other	502	624
Total accounts payable and other current liabilities	$3,133	$3,108

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At both March 31, 2012 and December 31, 2011, we had reductions of $2 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of March 31, 2012 and December 31, 2011, we had no interest rate cash flow hedges outstanding.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which incorporates observable Level 2 inputs obtained from an independent party. At March 31, 2012, the fair value of total debt was $10.4 billion, approximately $1.5 billion more than the carrying value. At December 31, 2011, the fair value of total debt was $10.5 billion, approximately $1.6 billion more than the carrying value. At March 31, 2012 and December 31, 2011, approximately $303 million of fixed-rate debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – On March 31, 2012, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2012. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At March 31, 2012 and December 31, 2011 (and at all times during the first quarter), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2012, the debt-to-net-worth coverage ratio allowed us to carry up to $37.5 billion of debt (as defined in the facility), and we had $9.4 billion of debt (as defined in the facility) outstanding at that date. Under our capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control (including the Risk Factors in Item 1A of this report) could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the first three months of 2012, we did not issue or repay any commercial paper, and at March 31, 2012, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility.

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

At both March 31, 2012 and December 31, 2011, we reclassified as long-term debt approximately $100 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Receivables Securitization Facility – As of March 31, 2012, and December 31, 2011, we have recorded $100 million as secured debt under our receivables securitization facility. (See further discussion of our receivables securitization facility in Note 10).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase price options are not considered to be potentially significant to the VIE’s. The future minimum lease payments associated with the VIE leases totaled $3.7 billion as of March 31, 2012.

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

Our personal injury liability is not discounted to present value. Approximately 89% of the recorded liability is related to asserted claims and approximately 11% is related to unasserted claims at March 31, 2012. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $372 million to $408 million. We record an accrual at the low end of the range as no amount of loss is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Three Months Ended March 31,	2012	2011
Beginning balance	$368	$426
Current year accruals	30	37
Changes in estimates for prior years	3	(17)
Payments	(29)	(17)
Ending balance at March 31	$372	$429

Current portion, ending balance at March 31	$107	$141

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 22% of the recorded liability related to asserted claims and approximately 78% related to unasserted claims at March 31, 2012.

Our asbestos-related liability activity was as follows:

Millions, for the Three Months Ended March 31,	2012	2011
Beginning balance	$147	$162
Accruals	-	-
Payments	(2)	(2)
Ending balance at March 31	$145	$160

Current portion, ending balance at March 31	$9	$11

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at March 31, 2012, and December 31, 2011.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 290 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 18 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At March 31, 2012, approximately 1% of our environmental liability was discounted at 2.0%, while less than 1% of our environmental liability was discounted at 2.0% at December 31, 2011.

Our environmental liability activity was as follows:

Millions, for the Three Months Ended March 31,	2012	2011
Beginning balance	$172	$213
Accruals	13	11
Payments	(7)	(12)
Ending balance at March 31	$178	$212

Current portion, ending balance at March 31	$45	$74

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

Guarantees – At March 31, 2012, we were contingently liable for $322 million in guarantees. We have recorded a liability of $2 million and $3 million for the fair value of these obligations as of March 31, 2012, and December 31, 2011, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At March 31, 2012, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $4.3 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are parties in a proceeding to resolve the fair market rent payable to UPRR under a 10-year agreement that commenced on January 1, 2004 for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and, on September 28, 2011, the judge issued a tentative Statement of Decision, which concluded that SFPP owes back rent to UPRR for the years 2004 through 2011. During hearings in February 2012, the judge ruled that UPRR is entitled to interest on past due rent as well. The court prepared and circulated the text of a Final Statement of Decision. Upon issuance of the Final Statement of Decision, UPRR will prepare and submit a Final Judgment for entry by the court. SFPP will have the right to appeal the final judgment. A favorable final judgment may materially affect our results of operations in the period of any monetary recoveries; however, due to the uncertainty regarding the amount and timing of any recovery, including the outcome of any appeal by SFPP of this judgment or any subsequent proceeding, we consider this a gain contingency and do not reflect any amounts in the Condensed Consolidated Financial Statements as of March 31, 2012.

17. Share Repurchase Program

Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million common shares by March 31, 2014, replacing our previous repurchase program. The table below represents shares repurchased in the first quarter of 2011 under our previous repurchase program, and shares repurchased in the first of quarter of 2012 under the new program.

	Number of Shares Purchased		Average Price Paid
	2012	2011	2012	2011
First quarter	3,917,369	2,636,178	$ 110.64	$ 94.10
Total	3,917,369	2,636,178	$ 110.64	$ 94.10
Remaining number of shares that may yet be repurchased				23,939,039

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to

Three Months Ended March 31, 2011

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2011 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first three months of 2012.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.79 per diluted share on net income of $863 million in the first quarter of 2012 compared to earnings of $1.29 per diluted share on net income of $639 million for the first quarter of 2011. Freight revenues increased $575 million in the first quarter compared to the same period of 2011 driven by core pricing gains, higher fuel surcharges and volume growth. The diversity of our franchise led to 1% carload growth despite declines in two of our six commodity groups compared to first quarter of 2011. Increases in automotive, crude oil and frac sand shipments more than offset the lower volume in energy, agricultural products and international intermodal. These volume increases and core pricing gains, coupled with continued cost controls, generated record earnings in the first quarter of 2012.

Although the mild winter reduced demand for coal, it resulted in more favorable operating conditions, which in turn, contributed to better velocity during the quarter. Average train speed, as reported to the Association of American Railroads (AAR), increased 1% in the first quarter of 2012 versus 2011 despite a 1% increase in carloads and more capital projects on our network. Average terminal dwell time during the quarter remained consistent year-over-year. Average rail car inventory increased 3% due to the addition of new cars to support higher growth commodities, including crude oil, ethanol, and frac sand.

Operating Revenues

Millions, for the Three Months Ended March 31,	2012	2011	% Change
Freight revenues	$4,823	$4,248	14%
Other revenues	289	242	19
Total	$5,112	$4,490	14%

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

Freight revenues from all six commodity groups increased during 2012, reflecting stronger demand across many market sectors. Volume increased in four of the six commodity groups, with strong growth in autos, industrial products and chemical shipments. Higher fuel surcharges and core pricing gains also increased freight revenues and improved ARC 12%.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $614 million of freight revenue in the first quarter of 2012. Higher fuel prices, volume growth, and new fuel surcharge provisions in contracts renegotiated during 2011 increased fuel surcharge amounts in the first quarter of 2012. Additionally, fuel surcharge revenue is not entirely comparable to prior periods due to the continual conversion of portions of our non-regulated traffic to mileage-based fuel surcharge programs.

In the first quarter of 2012, other revenues increased from 2011 due primarily to higher revenues at our subsidiaries that broker intermodal and automotive services. Accessorial revenues also increased in the first quarter of 2012, reflecting higher volume levels during the year.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues Millions, for the Three Months Ended March 31,	2012	2011	% Change
Agricultural	$858	$807	6%
Automotive	430	342	26
Chemicals	768	664	16
Energy	995	952	5
Industrial Products	863	690	25
Intermodal	909	793	15
Total	$4,823	$4,248	14%

Revenue Carloads Thousands, for the Three Months Ended March 31,	2012	2011	% Change
Agricultural	234	238	(2)%
Automotive	180	157	15
Chemicals	241	223	8
Energy	495	538	(8)
Industrial Products	290	263	10
Intermodal [a]	778	770	1
Total	2,218	2,189	1%

Average Revenue per Car for the Three Months Ended March 31,	2012	2011	% Change
Agricultural	$3,664	$3,386	8%
Automotive	2,390	2,175	10
Chemicals	3,184	2,974	7
Energy	2,010	1,770	14
Industrial Products	2,977	2,628	13
Intermodal [a]	1,169	1,031	13
Average	$2,175	$1,941	12%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Fuel surcharges, and price improvements, partially offset by lower volume, increased agricultural freight revenue in the first quarter of 2012 versus the same period of 2011. Weakening export demand for U.S. wheat primarily drove a 34% decrease in wheat and food grains shipments in the first quarter of 2012 compared to 2011, as unfavorable growing conditions in foreign markets led to record demand for export shipments in 2011. Conversely, shipments of ethanol and biodiesel increased due to continuing strong demand.

Automotive – Shipments of finished vehicles and automotive parts in the first quarter of 2012 increased 16% and 12%, respectively. Core pricing gains and fuel surcharges also improved automotive freight revenue from 2011 levels. Higher production and sales levels during the quarter drove the volume growth.

Chemicals – Volume growth, price improvements, and fuel surcharges increased freight revenue from chemicals in the first quarter of 2012 versus 2011. Shipments of crude oil from the Bakken and Eagle Ford shale formations to St. James, Louisiana drove the increase in chemical shipments for the first quarter of 2012 compared to 2011. In addition, plastics and industrial chemicals shipments increased due to higher demand. Offsetting those increases were declines in fertilizer shipments as low demand for potash led to temporary shutdowns and reduced production at several potash mines during the first quarter of 2012.

Energy – Core pricing gains and higher fuel surcharges (including improved fuel recovery provisions) partially offset by lower volume, increased freight revenue from energy shipments in the first quarter of 2012 compared to the same period in 2011. Shipments of coal from the Southern Powder River Basin (SPRB) and Colorado and Utah mines decreased 9% and 3%, respectively, from the first quarter of 2011. Volume continued to decline throughout the quarter as coal stockpiles increased due to the unseasonably warm weather and low natural gas prices, which caused some displacement of coal in electricity production. In addition, the loss of two contracts also added to the decline.

Industrial Products – Volume gains, core pricing improvement, and higher fuel surcharges increased freight revenue from industrial products in the first quarter of 2012 versus 2011. Shipments of non-metallic minerals (primarily frac sand) grew in response to continued horizontal drilling activity for natural gas and oil, while steel shipments increased due to higher demand for steel coils and bars for pipe and automotive production. In addition, the mild winter allowed more construction activity throughout the quarter, leading to higher demand for shipments of lumber, stone and cement compared to the first quarter 2011.

Intermodal – Higher fuel surcharges (including improved fuel recovery provisions implemented in 2011), core pricing gains and volume growth increased freight revenue from intermodal shipments in the first quarter of 2012 compared to the same period in 2011. Volume from domestic traffic increased 6% from 2011 levels, with continued conversion from truck to rail. International shipments were down 3% reflecting weaker West Coast imports and the loss of a customer contract in May 2011, partially offsetting the domestic gains.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 15% to $482 million in the first quarter of 2012 versus the same period in 2011. Volume levels for five of the six commodity groups increased (industrial products shipments declined), 7% in aggregate versus 2011, with particularly strong growth in chemicals and automotive shipments.

Operating Expenses

Millions, for the Three Months Ended March 31,	2012	2011	% Change
Compensation and benefits	$1,211	$1,167	4%
Fuel	926	826	12
Purchased services and materials	526	475	11
Depreciation	427	395	8
Equipment and other rents	296	302	(2)
Other	216	188	15
Total	$3,602	$3,353	7%

Operating expenses increased $249 million in the first quarter of 2012 versus the comparable period in 2011. Our fuel price per gallon increased 12% year-over-year, accounting for $98 million of the increase. Wage and benefit inflation, depreciation, volume-related trucking services purchased by our logistics subsidiaries and property taxes also contributed to higher expenses during the period. Lower locomotive and container lease costs partially offset these higher expenses.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. General wage and benefit inflation, volume-related expenses from a larger work force, up 4% (2% driven by increased capital projects), and higher expenses for pension and other postretirement benefits drove the increase during the first quarter of 2012 compared to the same period in 2011.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Higher locomotive diesel fuel prices, which averaged $3.23 per gallon (including taxes and transportation costs) in the first quarter of 2012 compared to $2.88 per gallon in the same period in 2011, increased expenses by $98 million. Volume, as measured by gross ton-miles, increased 2% in the first quarter of 2012 versus 2011, driving expense up by $15 million. Our fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands, improved 2%, reducing expense by $12 million.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Contract services increased 14% compared to the first quarter of 2011 primarily due to increased demand for trucking services purchased by our logistics subsidiaries and additional costs for repair and maintenance of locomotives and freight cars. Volume-related crew transportation and lodging and material costs also increased purchased services and materials expense in the first quarter of 2012.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting ongoing capital spending, increased depreciation expense in the first quarter of 2012 compared to the same period of 2011.

Equipment and Other Rents – Expense for equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Equipment and rent expense decreased driven by lower locomotive and container lease expenses compared to the same period in 2011, as we exercised purchase options on some of our leased equipment.

Other – Other expenses include personal injury, freight and property damage, destruction of foreign equipment, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Higher property taxes along with casualty costs associated with destroyed equipment and personal injuries drove other expense higher compared to last year. The increase in personal injury reflects a one-time adjustment to recognize the liability on an undiscounted basis.

Non-Operating Items

Millions, for the Three Months Ended March 31,	2012	2011	% Change
Other income	$16	$ 15	7%
Interest expense	(135)	(141)	(4)
Income taxes	(528)	(372)	42

Other Income – Other income increased slightly in the first quarter of 2012 versus the same period in 2011 as rental income was partially offset by higher environmental remediation costs.

Interest Expense – A lower weighted-average debt level of $8.9 billion, compared to $9.2 billion in 2011, reduced interest expense in the first quarter of 2012 versus 2011. Our effective interest rate declined to 6.1% in the first quarter of 2012 compared to 6.2% in first quarter of 2011.

Income Taxes – Higher pre-tax income was the primary driver for the increase in income taxes in the first quarter of 2012 compared to 2011. Our effective tax rate for the quarter was 38.0% compared to 36.8% in 2011. The 2011 effective tax rate was lower primarily due to Arizona legislation reducing the state’s corporate tax rate.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at ww.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

For the Three Months Ended March 31,	2012	2011	% Change
Average train speed (miles per hour)	26.3	26.1	1%
Average terminal dwell time (hours)	26.4	26.4	- %
Average rail car inventory (thousands)	275.4	268.4	3%
Gross ton-miles (billions)	240.5	235.4	2%
Revenue ton-miles (billions)	132.7	132.8	- %
Operating ratio	70.5	74.7	(4.2) pt
Employees (average)	45,642	44,045	4%
Customer satisfaction index	93	91	2 pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. The mild winter weather contributed to better velocity during the quarter, as average train speed, as reported to the Association of American Railroads (AAR), increased 1% in the first quarter of 2012 versus 2011 despite a 1% increase in carloads and more capital projects on our network.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time remained consistent in the first quarter of 2012 compared to 2011.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Lower average rail car inventory reduces congestion in our yards and sidings, which increases train speed, reduces average terminal dwell time, and improves rail car utilization. Average rail car inventory increased 3% due to the addition of new cars to support higher growth commodities, including crude oil, ethanol, and frac sand.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles increased 2% in the first quarter of 2012 compared to the same period in 2011, while revenue ton-miles remained flat, and carloads increased 1%. Commodity mix changes drove the variance in year-over-year growth between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio improved 4.2 points to 70.5% in the first quarter of 2012 versus the same period of 2011. Core pricing gains and improved fuel recovery provisions more than offset the impact of higher fuel prices and inflation.

Employees – Employee levels increased 4% in the first quarter of 2012 compared to the same period in 2011, driven by 1% growth of volume levels with a concentration in the Southern Region where volume levels increased more than in the other regions. We also increased maintenance and work on capital projects during the mild winter, which accounted for approximately half of the increase in employee levels.

Customer Satisfaction Index – Our customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement in survey results in the first quarter of 2012 generally reflects customer recognition of our service quality.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	Mar. 31, 2012	Dec. 31, 2011
Debt (a)	$8,835	$8,906
Equity	18,755	18,578
Capital (b)	$27,590	$27,484
Debt to capital (a/b)	32.0%	32.4%

Millions, Except Percentages	Mar. 31, 2012	Dec. 31, 2011
Debt	$8,835	$8,906
Net present value of operating leases	3,099	3,224
Unfunded pension and OPEB	623	623
Adjusted debt (a)	12,557	12,753
Equity	18,755	18,578
Adjusted capital (b)	$31,312	$31,331
Adjusted debt to capital (a/b)	40.1%	40.7%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 6.1% and 6.2% at March 31, 2012 and December 31, 2011, respectively. The discount rate reflects changes to interest rates and our current financing costs. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows Millions, for the Three Months Ended March 31,	2012	2011
Cash provided by operating activities	$1,404	$1,294
Cash used in investing activities	(830)	(657)
Cash used in financing activities	(796)	(475)
Net change in cash and cash equivalents	$(222)	$162

Operating Activities

Higher net income in the first three months of 2012 increased cash provided by operating activities compared to the same period of 2011.

Investing Activities

Higher capital investments in the first three months of 2012 drove the increase in cash used in investing activities compared to the same period in 2011. Included in capital investments in the first three months of 2012 was $75 million for the early buyout of locomotives under long-term operating and capital leases, which we exercised due to favorable economic terms and market conditions.

The table below details cash capital investments.

Millions, for the Three Months Ended March 31,	2012	2011
Rail and other track material	$177	$169
Ties	108	100
Ballast	46	50
Other [a]	48	58
Total road infrastructure replacements	379	377

Line expansion and other capacity projects	94	43
Commercial facilities	28	8
Total capacity and commercial facilities	122	51

Locomotives and freight cars	177	71
Positive train control	75	37
Technology and other	51	66
Total cash capital investments	$804	$602

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Capital Plan – In 2012, we intend to make new capital investments of approximately $3.6 billion under our capital plan, which may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. In addition, we project expenditures of $96 million ($75 million recognized in the first quarter) for the early buyout of long-term locomotive leases.

Financing Activities

Cash used in financing activities increased in the first three months of 2012 versus the same period of 2011. During the first three months of 2012, we repurchased $433 million of our common stock, compared to $248 million in the same period of 2011. Additionally, higher dividend payments in the first quarter of 2012 of $289 million compared to $186 million in 2011, reflecting our higher dividends per share, also contributed to the increase in cash used in financing activities in the first quarter of 2012.

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

Millions, for the Three Months Ended March 31,	2012	2011
Cash provided by operating activities	$1,404	$1,294
Cash used in investing activities	(830)	(657)
Dividends paid	(289)	(186)
Free cash flow	$285	$ 451

Credit Facilities – At March 31, 2012, we had $1.8 billion of credit available under our revolving credit facility (the facility). The facility is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2012. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires Union Pacific Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At March 31, 2012 and December 31, 2011 (and at all times during the first quarter), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2012, the debt-to-net-worth coverage ratio allowed us to carry up to $37.5 billion of debt (as defined in the facility), and we had $9.4 billion of debt (as defined in the facility) outstanding at that date. Under our current plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the first three months of 2012, we did not issue or repay any commercial paper, and at March 31, 2012, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility.

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

At both March 31, 2012 and December 31, 2011, we reclassified as long-term debt approximately $100 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Receivables Securitization Facility – Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at March 31, 2012 and December 31, 2011, respectively. The value of the outstanding undivided interest held by investors under the facility was $100 million at March 31, 2012 and December 31, 2011, respectively, and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year. The value of the undivided interest held by investors was supported by $1.1 billion of accounts receivable at both March 31, 2012 and December 31, 2011. At March 31, 2012 and December 31, 2011, the value of the interest retained by UPRI was $1.1 billion. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of March 31, 2012. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $4.9 billion and $4.3 billion during the three months ended March 31, 2012 and 2011, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended March 31, 2012 and 2011.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

Share Repurchase Program – Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million common shares by March 31, 2014. Management’s assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases. We expect to fund any share repurchases under this program through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

During the three months ended March 31, 2012, we repurchased approximately 3.9 million shares under the program at an aggregate purchase price of approximately $433 million.

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

The following tables identify material obligations and commitments as of March 31, 2012:

Contractual Obligations Millions		Apr. 1 through Dec.31, 2012	Payments Due by Dec. 31,
	Total		2013	2014	2015	2016	After 2016	Other
Debt [a]	$12,350	$921	$402	$887	$615	$652	$8,873	$-
Operating leases [b]	4,335	311	493	414	374	350	2,393	-
Capital lease obligations [c]	2,468	201	270	276	277	263	1,181	-
Purchase obligations [d]	4,831	2,137	721	568	275	243	855	32
Other postretirement benefits [e]	1,749	118	161	166	171	176	957	-
Income tax contingencies [f]	109	32	-	-	-	-	-	77
Total contractual obligations	$25,842	$3,720	$2,047	$2,311	$1,712	$1,684	$14,259	$109

[a]	Excludes capital lease obligations of $1,812 million, and unamortized discount of $(364) million. Includes an interest component of $4,963 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $656 million.

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

[f]

Future cash flows for income tax contingencies reflect the recorded liability for unrecognized tax benefits, including interest and penalties, at March 31, 2012. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we cannot reasonably estimate the year of settlement, they are reflected in the Other column.

Other Commercial Commitments Millions		Apr. 1 through Dec. 31, 2012	Amount of Commitment Expiration by Dec. 31,
	Total		2013	2014	2015	2016	After 2016
Credit facilities [a]	$1,800	$-	$-	$-	$1,800	$-	$-
Receivables securitization facility [b]	600	600	-	-	-	-	-
Guarantees [c]	322	15	8	214	12	13	60
Standby letters of credit [d]	25	9	16	-	-	-	-
Total commercial commitments	$2,747	$624	$24	$214	$1,812	$13	$60

[a]	None of the credit facility was used at March 31, 2012.

[b]	$100 million of the receivables securitization facility was utilized at March 31, 2012, which is accounted for as debt. The full program matures in August 2012.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon at March 31, 2012.

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

Accounting Pronouncements – On January 1, 2012, we adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Also, in December of 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Liquidity and Capital Resources” in Item 2 regarding our capital plan and statements under the caption “Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments”, and any other statements or information in this report regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our 2011 Annual Report on Form 10-K, filed February 3, 2012, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2011 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

As we reported in our Annual Report on Form 10-K for 2011, we received notices from EPA Region 8 and U.S. Department of Justice (DOJ) alleging that we may be liable under federal environmental laws for violating the Clean Water Act and the Oil Pollution Prevention Act relating to derailments and spills and UPRR’s Spill Prevention Countermeasure and Control Plans and its Stormwater Pollution Prevention Plans in Colorado, Utah, and Wyoming. UPRR, EPA Region 8, and the DOJ have entered into a consent decree to resolve this matter. Under the terms of the consent decree, UPRR agreed to pay a civil penalty of $1.5 million and interest from the date the decree was lodged.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2012:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Jan. 1 through Jan. 31	674,746	$113.32	394,400	27,462,008
Feb. 1 through Feb. 29	1,800,853	112.15	1,760,300	25,701,708
Mar. 1 through Mar. 31	1,762,669	108.65	1,762,669	23,939,039
Total	4,238,268	$110.88	3,917,369	N/A

[a]

Total number of shares purchased during the quarter includes approximately 320,899 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On April 1, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $14.0 billion and $13.8 billion at March 31, 2012 and December 31, 2011, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On January 1, 2012, we adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The following presents the retrospective application of ASU 2011-05 for each of the three years ended December 31:

Consolidated Statements of Comprehensive Income

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Years Ended December 31,	2011	2010	2009
Net income	$3,292	$2,780	$1,890
Other comprehensive income/(loss), net of tax:
Defined benefit plans	(301)	(88)	44
Foreign currency translation	(20)	7	6
Derivatives	1	1	-
Other comprehensive income/(loss), net [a]	(320)	(80)	50
Comprehensive income	$2,972	$2,700	$1,940

[a]	Net of deferred taxes of $199 million, $57 million, and $(101) million during 2011, 2010, and 2009, respectively.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2012 and 2011.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – John J. Koraleski.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – John J. Koraleski and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (filed with the SEC on April 19, 2012), is formatted in XBRL and submitted electronically herewith: (i) Consolidated Statements of Income for the periods ended March 31, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the periods ended March 31, 2012 and 2011, (iii) Consolidated Statements of Financial Position at March 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the periods ended March 31, 2012 and 2011, (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2012 and 2011, and (vi) the Notes to the Consolidated Financial Statements.

Incorporated by Reference

3(a)	By-Laws of UPC, as amended, effective May 14, 2009, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated May 15, 2009.

3(b)

Revised Articles of Incorporation of UPC, as amended through June 27, 2011, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 19, 2012

UNION PACIFIC CORPORATION

(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)