Form 10-Q
period 2012-06-30
UNION PACIFIC CORP
filed 2012-07-20
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☐  Yes             ☑  No

As of July 13, 2012, there were 473,607,721 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended June 30,	2012	2011
Operating revenues:
Freight revenues	$4,913	$4,595
Other revenues	308	263
Total operating revenues	5,221	4,858

Operating expenses:
Compensation and benefits	1,151	1,166
Fuel	882	904
Purchased services and materials	542	516
Depreciation	433	401
Equipment and other rents	299	283
Other	190	196
Total operating expenses	3,497	3,466

Operating income	1,724	1,392
Other income (Note 6)	21	26
Interest expense	(135)	(148)
Income before income taxes	1,610	1,270
Income taxes	(608)	(485)
Net income	$1,002	$785

Share and Per Share (Note 8):
Earnings per share - basic	$2.11	$1.61
Earnings per share - diluted	$2.10	$1.59
Weighted average number of shares - basic	473.8	488.4
Weighted average number of shares - diluted	477.2	492.4
Dividends declared per share	$0.60	$0.475

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended June 30,	2012	2011
Net income	$1,002	$785

Other comprehensive income/(loss), net of tax:
Defined benefit plans	-	-
Foreign currency translation	(15)	9
Other comprehensive income/(loss), net [a]	(15)	9

Comprehensive income	$987	$794

[a]	Net of deferred taxes of $(9) million and $5 million during the three months ended June 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Six Months Ended June 30,	2012	2011
Operating revenues:
Freight revenues	$9,736	$8,843
Other revenues	597	505
Total operating revenues	10,333	9,348

Operating expenses:
Compensation and benefits	2,362	2,333
Fuel	1,808	1,730
Purchased services and materials	1,068	991
Depreciation	860	796
Equipment and other rents	595	585
Other	406	384
Total operating expenses	7,099	6,819

Operating income	3,234	2,529
Other income (Note 6)	37	41
Interest expense	(270)	(289)
Income before income taxes	3,001	2,281
Income taxes	(1,136)	(857)
Net income	$1,865	$1,424

Share and Per Share (Note 8):
Earnings per share - basic	$3.92	$2.91
Earnings per share - diluted	$3.89	$2.89
Weighted average number of shares - basic	475.8	489.0
Weighted average number of shares - diluted	479.3	493.3
Dividends declared per share	$1.20	$0.855

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Six Months Ended June 30,	2012	2011
Net income	$1,865	$1,424

Other comprehensive income/(loss), net of tax:
Defined benefit plans	(7)	1
Foreign currency translation	-	14
Other comprehensive income/(loss), net [a]	(7)	15

Comprehensive income	$1,858	$1,439

[a]	Net of deferred taxes of $(1) million and $9 million during the six months ended June 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts	Jun. 30, 2012	Dec. 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,201	$1,217
Accounts receivable, net (Note 10)	1,497	1,401
Materials and supplies	646	614
Current deferred income taxes (Note 7)	324	306
Other current assets	288	189
Total current assets	3,956	3,727

Investments	1,211	1,175
Net properties (Note 11)	40,937	39,934
Other assets	270	260
Total assets	$46,374	$45,096

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,137	$3,108
Debt due within one year (Note 14)	780	209
Total current liabilities	3,917	3,317

Debt due after one year (Note 14)	8,636	8,697
Deferred income taxes (Note 7)	12,646	12,368
Other long-term liabilities	2,088	2,136
Commitments and contingencies (Note 16)
Total liabilities	27,287	26,518

Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
554,569,750 and 554,270,763 issued; 473,569,397 and 479,929,530
outstanding, respectively	1,386	1,386
Paid-in-surplus	4,077	4,031
Retained earnings	20,802	19,508
Treasury stock	(6,117)	(5,293)
Accumulated other comprehensive loss (Note 9)	(1,061)	(1,054)
Total common shareholders’ equity	19,087	18,578

Total liabilities and common shareholders’ equity	$46,374	$45,096

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Six Months Ended June 30,	2012	2011
Operating Activities
Net income	$1,865	$1,424
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	860	796
Deferred income taxes and unrecognized tax benefits	274	459
Other operating activities, net	(25)	(56)
Changes in current assets and liabilities:
Accounts receivable, net	(96)	(243)
Materials and supplies	(32)	(96)
Other current assets	(99)	95
Accounts payable and other current liabilities	29	261
Cash provided by operating activities	2,776	2,640
Investing Activities
Capital investments	(1,816)	(1,327)
Proceeds from asset sales	30	30
Acquisition of equipment pending financing	-	(85)
Proceeds from sale of assets financed	-	85
Other investing activities, net	(96)	(69)
Cash used in investing activities	(1,882)	(1,366)
Financing Activities
Common share repurchases (Note 17)	(833)	(608)
Debt issued (Note 14)	695	-
Dividends paid	(575)	(374)
Debt repaid	(193)	(131)
Debt exchange	-	(272)
Other financing activities, net	(4)	80
Cash used in financing activities	(910)	(1,305)
Net change in cash and cash equivalents	(16)	(31)
Cash and cash equivalents at beginning of year	1,217	1,086
Cash and cash equivalents at end of period	$1,201	$1,055
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$280	$228
Capital investments accrued but not yet paid	129	100
Common shares repurchased but not yet paid	15	-
Capital lease financings	-	120
Cash paid for:
Income taxes, net of refunds	$(766)	$(135)
Interest, net of amounts capitalized	(267)	(315)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2011	553.9	(62.3)	$1,385	$3,985	$17,154	$(4,027)	$(734)	$17,763
Comprehensive income:
Net income			-	-	1,424	-	-	1,424
Other comp. income			-	-	-	-	15	15
Total comp. income								1,439
Conversion, stock option exercises, forfeitures, and other	0.4	2.1	1	14	-	116	-	131
Share repurchases (Note 17)	-	(6.2)	-	-	-	(608)	-	(608)
Cash dividends declared ($0.855 per share)	-	-	-	-	(419)	-	-	(419)
Balance at June 30, 2011	554.3	(66.4)	$1,386	$3,999	$18,159	$(4,519)	$(719)	$18,306

Balance at January 1, 2012	554.3	(74.4)	$1,386	$4,031	$19,508	$(5,293)	$(1,054)	$18,578
Comprehensive income:
Net income			-	-	1,865	-	-	1,865
Other comp. loss			-	-	-	-	(7)	(7)
Total comp. income								1,858
Conversion, stock option exercises, forfeitures, and other	0.3	1.1	-	46	-	24	-	70
Share repurchases (Note 17)	-	(7.7)	-	-	-	(848)	-	(848)
Cash dividends declared ($1.20 per share)	-	-	-	-	(571)	-	-	(571)
Balance at June 30, 2012	554.6	(81.0)	$1,386	$4,077	$20,802	$(6,117)	$(1,061)	$19,087

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (See Note 9)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2011, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2011 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the results for the entire year ending December 31, 2012.

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

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2012	2011	2012	2011
Agricultural	$854	$849	$1,712	$1,656
Automotive	475	381	905	723
Chemicals	795	703	1,563	1,367
Coal [a]	869	950	1,864	1,902
Industrial Products	917	803	1,780	1,493
Intermodal	1,003	909	1,912	1,702
Total freight revenues	4,913	4,595	9,736	8,843
Other revenues	308	263	597	505
Total operating revenues	$5,221	$4,858	$10,333	$9,348

[a]	Formerly titled Energy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2012	2011	2012	2011
Stock-based compensation, before tax:
Stock options	$4	$4	$9	$9
Retention awards	20	17	40	34
Total stock-based compensation, before tax	$24	$21	$49	$43
Excess tax benefits from equity compensation plans	$14	$29	$53	$67

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

A summary of stock option activity during the six months ended June 30, 2012 is presented below:

	Options (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2012	7,042	$52.16	5.5 yrs.	$379
Granted	598	114.73	N/A	N/A
Exercised	(1,436)	41.11	N/A	N/A
Forfeited or expired	(30)	69.96	N/A	N/A
Outstanding at June 30, 2012	6,174	$60.70	5.7 yrs.	$362
Vested or expected to vest at June 30, 2012	6,117	$60.37	5.7 yrs.	$361
Options exercisable at June 30, 2012	4,954	$51.45	4.9 yrs.	$336

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at June 30, 2012 are subject to performance or market-based vesting conditions.

At June 30, 2012, there was $25 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2012	2011	2012	2011
Intrinsic value of stock options exercised	$41	$76	$103	$165
Cash received from option exercises	24	44	45	106
Treasury shares repurchased for employee payroll taxes	(8)	(16)	(16)	(41)
Tax benefit realized from option exercises	15	29	39	63
Aggregate grant-date fair value of stock options vested	-	1	16	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2012 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	2,556	$ 63.20
Granted	449	114.50
Vested	(571)	62.30
Forfeited	(54)	61.86
Nonvested at June 30, 2012	2,380	$ 73.12

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At June 30, 2012, there was $89 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2012 grant were as follows:

2012
Dividend per share per quarter	$0.60
Risk-free interest rate at date of grant	0.3%

Changes in our performance retention awards during the six months ended June 30, 2012 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	1,204	$ 63.62
Granted	328	108.76
Vested	(349)	44.63
Forfeited	(98)	60.26
Nonvested at June 30, 2012	1,085	$ 83.67

At June 30, 2012, there was $48 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.5 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2012	2011	2012	2011
Service cost	$14	$11	$27	$22
Interest cost	35	36	70	72
Expected return on plan assets	(48)	(45)	(95)	(90)
Amortization of:
Prior service cost	-	-	-	1
Actuarial loss	21	18	42	35
Net periodic pension cost	$22	$20	$44	$40

The components of our net periodic OPEB cost/(benefit) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2012	2011	2012	2011
Service cost	$1	$-	$2	$1
Interest cost	4	4	7	8
Amortization of:
Prior service (credit)	(4)	(9)	(8)	(18)
Actuarial loss	2	4	5	7
Net periodic OPEB cost/(benefit)	$3	$(1)	$6	$(2)

Cash Contributions

For the six months ended June 30, 2012, we made $52 million of cash contributions to the qualified pension plan. Any additional contributions made in the second half of the year will be based on cash generated from operations and financial market considerations. All contributions made to the qualified pension plan during the six months ended June 30, 2012 were voluntary and were made with cash generated from operations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2012, we do not have minimum cash funding requirements for 2012.

6. Other Income

Other income included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2012	2011	2012	2011
Rental income	$21	$19	$41	$39
Net gain on non-operating asset dispositions	11	4	12	5
Interest income	-	1	1	2
Early extinguishment of debt	(2)	-	(2)	-
Non-operating environmental costs and other	(9)	2	(15)	(5)
Total	$21	$26	$37	$41

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

In the third quarter of 2011, we reached an agreement in principle with the IRS to resolve all of the issues related to tax years 1999 through 2004, except for calculations of interest. We anticipate that we will have a final closing agreement with the IRS within the next 12 months. Once executed, this agreement should result in an immaterial reduction of income tax expense.

At June 30, 2012, our liability for unrecognized tax benefits was $113 million. We classified $33 million of this amount as current, the majority of which is in anticipation of a final settlement for tax years 1999-2004.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, Except Per Share Amounts	2012	2011	2012	2011
Net income	$1,002	$785	$1,865	$1,424
Weighted-average number of shares outstanding:
Basic	473.8	488.4	475.8	489.0
Dilutive effect of stock options	1.4	1.4	1.4	1.4
Dilutive effect of retention shares and units	2.0	2.6	2.1	2.9
Diluted	477.2	492.4	479.3	493.3
Earnings per share – basic	$2.11	$1.61	$3.92	$2.91
Earnings per share – diluted	$2.10	$1.59	$3.89	$2.89
Stock options excluded as their inclusion would be antidilutive	0.6	0.6	0.5	0.5

9. Accumulated Other Comprehensive Income/(Loss)

The after-tax components of accumulated other comprehensive loss were as follows:

Millions	Jun. 30, 2012	Dec. 31, 2011
Defined benefit plans	$(1,011)	$(1,004)
Foreign currency translation	(48)	(48)
Derivatives	(2)	(2)
Total	$(1,061)	$(1,054)

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At June 30, 2012 and December 31, 2011, our accounts receivable were reduced by $5 million and $9 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At June 30, 2012 and December 31, 2011, receivables classified as other assets were reduced by allowances of $36 million and $41 million, respectively.

Receivables Securitization Facility – Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at June 30, 2012 and December 31, 2011, respectively. The value of the outstanding undivided interest held by investors under the facility was $100 million at June 30, 2012 and December 31, 2011, respectively, and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year. The value of the undivided interest held by investors was supported by $1.2 billion and $1.1 billion of accounts receivable at June 30, 2012, and December 31, 2011, respectively. At June 30, 2012, and December 31, 2011, the value of the interest retained by UPRI was $1.2 billion and $1.1 billion, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of June 30, 2012. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $4.9 billion and $4.6 billion during the three months ended June 30, 2012 and 2011, respectively, and $9.8 billion and $8.9 billion during the six months ended June 30, 2012 and 2011, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended June 30, 2012 and 2011, and $2 million for the six months ended June 30, 2012, and 2011.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

We are currently in the process of renewing the receivables securitization facility for an additional 364-day period at comparable terms and conditions.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted average composite depreciation rate for each category:

Millions, Except Percentages As of June 30, 2012	Cost	Accumulated Depreciation		Net Book Value	Depreciation Rate for 2012
Land	$5,095	$	N/A	$5,095	N/A

Road:
Rail and other track material [a]	12,858		4,677	8,181	3.4%
Ties	8,212		2,096	6,116	2.8%
Ballast	4,291		1,043	3,248	2.9%
Other [b]	14,427		2,535	11,892	2.6%
Total road	39,788		10,351	29,437	3.0%

Equipment:
Locomotives	6,902		3,153	3,749	6.1%
Freight cars	1,938		1,029	909	3.5%
Work equipment and other	527		71	456	7.0%
Total equipment	9,367		4,253	5,114	5.6%
Technology and other	626		266	360	12.5%
Construction in progress	931		-	931	N/A
Total	$55,807		$14,870	$40,937	N/A

[a]	Includes a weighted-average composite depreciation rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

Millions, Except Percentages As of December 31, 2011	Cost	Accumulated Depreciation		Net Book Value	Depreciation Rate for 2011
Land	$5,098	$	N/A	$5,098	N/A
Road:
Rail and other track material [a]	12,461		4,592	7,869	3.3%
Ties	7,987		2,028	5,959	2.9%
Ballast	4,178		1,008	3,170	3.0%
Other [b]	14,118		2,502	11,616	2.6%
Total road	38,744		10,130	28,614	2.9%

Equipment:
Locomotives	6,502		3,003	3,499	5.7%
Freight cars	1,957		1,061	896	3.5%
Work equipment and other	529		57	472	6.5%
Total equipment	8,988		4,121	4,867	5.3%

Technology and other	610		259	351	12.3%
Construction in progress	1,004		-	1,004	N/A
Total	$54,444		$14,510	$39,934	N/A

[a]	Includes a weighted-average composite depreciation rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

Millions	Jun. 30, 2012	Dec. 31, 2011
Accounts payable	$955	$819
Income and other taxes	513	482
Accrued wages and vacation	369	363
Dividends payable	280	284
Accrued casualty costs	225	249
Interest payable	199	197
Equipment rents payable	96	90
Other	500	624
Total accounts payable and other current liabilities	$3,137	$3,108

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At both June 30, 2012 and December 31, 2011, we had reductions of $2 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of June 30, 2012 and December 31, 2011, we had no interest rate cash flow hedges outstanding.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which incorporates observable Level 2 inputs obtained from an independent source. At June 30, 2012, the fair value of total debt was $11.2 billion, approximately $1.8 billion more than the carrying value. At December 31, 2011, the fair value of total debt was $10.5 billion, approximately $1.6 billion more than the carrying value. At June 30, 2012 and December 31, 2011, approximately $203 million and $303 million, respectively, of fixed-rate debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At June 30, 2012, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the six months ended June 30, 2012. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At June 30, 2012, and December 31, 2011 (and at all times during the first and second quarters), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2012, the debt-to-net-worth coverage ratio allowed us to carry up to $38.2 billion of debt (as defined in the facility), and we had $10.0 billion of debt (as defined in the facility) outstanding at that date. Under our capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the three and six months ended June 30, 2012, we issued and repaid $50 million of commercial paper. At June 30, 2012, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility.

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

On May 22, 2012, we borrowed $100 million under a 4-year-term loan (the loan). The loan has a floating rate based on London Interbank Offered Rates, plus a spread, and is prepayable in whole or in part without a premium prior to maturity. The agreement documenting the loan has provisions similar to our revolving credit facility, including identical debt-to-net-worth covenant and change-of-control provisions and similar customary default provisions. The agreement does not include any other financial restrictions, credit rating triggers, or any other provision that would require us to post collateral.

On June 11, 2012, we issued $300 million of 2.95% unsecured fixed-rate notes and $300 million of 4.30% unsecured fixed-rate notes under our shelf registration statement. The 2.95% notes will mature on January 15, 2023, and the 4.30% notes will mature on June 15, 2042. Proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program.

At both June 30, 2012 and December 31, 2011, we reclassified as long-term debt approximately $100 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Redemption – On April 28, 2012, we redeemed all $100 million of our outstanding 5.70% Tooele County, Utah Hazardous Waste Treatment Revenue Bonds due November 1, 2026. The redemption resulted in an early extinguishment charge of $2 million in the second quarter of 2012.

Receivables Securitization Facility – As of June 30, 2012, and December 31, 2011, we recorded $100 million as secured debt under our receivables securitization facility. (See further discussion of our receivables securitization facility in Note 10).

Debt Exchange – On June 23, 2011, we exchanged $857 million of various outstanding notes and debentures due between 2013 and 2019 (Existing Notes) for $750 million of 4.163% notes (New Notes) due July 15, 2022, plus cash consideration of approximately $267 million and $17 million for accrued and unpaid interest on the Existing Notes. In accordance with ASC 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the term of the New Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $6 million and were included in interest expense during the three months ended June 30, 2011.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase price options are not considered to be potentially significant to the VIE’s. The future minimum lease payments associated with the VIE leases totaled $3.7 billion as of June 30, 2012.

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

Our personal injury liability is not discounted to present value. Approximately 90% of the recorded liability is related to asserted claims and approximately 10% is related to unasserted claims at June 30, 2012. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $340 to $368 million. We record an accrual at the low end of the range as no amount of loss is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Six Months Ended June 30,	2012	2011
Beginning balance	$368	$426
Current year accruals	58	67
Changes in estimates for prior years	(36)	(39)
Payments	(50)	(53)
Ending balance at June 30	$340	$401
Current portion, ending balance at June 30	$102	$140

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 22% of the recorded liability related to asserted claims and approximately 78% related to unasserted claims at June 30, 2012.

Our asbestos-related liability activity was as follows:

Millions, for the Six Months Ended June 30,	2012	2011
Beginning balance	$147	$162
Accruals	-	-
Payments	(4)	(5)
Ending balance at June 30	$143	$157
Current portion, ending balance at June 30	$9	$11

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at June 30, 2012, and December 31, 2011.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 289 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 32 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At June 30, 2012, none of our environmental liability was discounted, while less than 1% of our environmental liability was discounted at 2.0% at December 31, 2011.

Our environmental liability activity was as follows:

Millions, for the Six Months Ended June 30,	2012	2011
Beginning balance	$172	$213
Accruals	24	17
Payments	(16)	(22)
Ending balance at June 30	$180	$208
Current portion, ending balance at June 30	$47	$74

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

Insurance – The Company has a consolidated, wholly-owned captive insurance subsidiary (the captive), that provides insurance coverage for certain risks including FELA claims and property coverage which are subject to reinsurance. The captive entered into annual reinsurance treaty agreements that insure workers compensation, general liability, auto liability and FELA risk. The captive cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. The captive receives direct premiums, which are netted against the Company’s premium costs in other expenses in the Consolidated Statements of Income. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance, and we do not believe our exposure to treaty participants’ non-performance is material at this time. In the event the Company leaves the reinsurance program, the Company is not relieved of its primary obligation to the policyholders for activity prior to the termination of the treaty agreements. We record both liabilities and reinsurance receivables using an actuarial analysis based on historical experience in our Condensed Consolidated Statement of Financial Position.

Guarantees – At June 30, 2012, we were contingently liable for $314 million in guarantees. We have recorded a liability of $2 million and $3 million for the fair value of these obligations as of June 30, 2012, and December 31, 2011, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At June 30, 2012, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $4.2 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are parties in a proceeding to resolve the fair market rent payable to UPRR under a 10-year agreement that commenced on January 1, 2004 for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and, on September 28, 2011, the judge issued a tentative Statement of Decision, which concluded that SFPP owes back rent to UPRR for the years 2004 through 2011. On May 29, 2012, the court entered judgment, awarding UPRR back rent and prejudgment interest. SFPP is appealing the final judgment. A favorable final judgment may materially affect our results of operations in the period of any monetary recoveries; however, due to the uncertainty regarding the amount and timing of any recovery, including the outcome of SFPP’s appeal of this judgment or any subsequent proceeding, we consider this a gain contingency and do not reflect any amounts in the Condensed Consolidated Financial Statements as of June 30, 2012.

17. Share Repurchase Program

Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million common shares by March 31, 2014, replacing our previous repurchase program. The table below represents shares repurchased in the first quarter of 2011 under our previous repurchase program, and shares repurchased in the first and second quarters of 2012 under the new program.

	Number of Shares Purchased		Average Price Paid
	2012	2011	2012	2011
First quarter	3,917,369	2,636,178	$110.64	$94.10
Second quarter	3,770,528	3,576,399	110.02	100.75
Total	7,687,897	6,212,577	$110.33	$97.92
Remaining number of shares that may yet be repurchased				20,168,511

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2012, Compared to

Three and Six Months Ended June 30, 2011

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2011 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first six months of 2012.

RESULTS OF OPERATIONS

Quarterly Summary

We reported record earnings of $2.10 per diluted share on net income of $1 billion in the second quarter of 2012 compared to earnings of $1.59 per diluted share on net income of $785 million for the second quarter of 2011. Year-to-date, net income was $1.9 billion versus $1.4 billion for the same period in 2011. Freight revenues increased $318 million in the second quarter compared to the same period in 2011 driven by core pricing gains, higher fuel surcharge recoveries and slight volume increases. Our diverse franchise more than offset lower coal and agricultural volumes with increases from other market sectors, including shale-related (crude oil, frac sand and pipe) and automotive shipments. Our continued focus on safety, service and network efficiency produced best-ever quarterly financial results through core pricing gains, lower fuel price and continued cost control.

Operationally, the network remained fluid. With efficient operations and moderate weather conditions in the second quarter of 2012, average train speed, as reported to the Association of American Railroads (AAR), increased 2% compared to 2011. Average terminal dwell time during the quarter remained consistent year-over-year as we handled a shift in business mix to more manifest traffic, which requires more switching, without impacting dwell time. Average rail car inventory decreased 1% in the second quarter due to productivity improvements and ongoing initiatives to reduce the number of cars in our fleet.

Operating Revenues

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions	2012	2011	Change	2012	2011	Change
Freight revenues	$4,913	$4,595	7%	$9,736	$8,843	10%
Other revenues	308	263	17	597	505	18
Total	$5,221	$4,858	7%	$10,333	$9,348	11%

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

Freight revenues for five of the six commodity groups increased during the second quarter and year-to-date periods of 2012 compared to 2011, as a result of economic improvements in many market sectors, with particularly strong growth in shale-related, automotive and intermodal shipments. ARC increased 6% and 9% during the second quarter and year-to-date period, respectively, driven by core pricing gains and higher fuel cost recoveries.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $685 million and $1.3 billion in freight revenues in the second quarter and year-to-date periods of 2012, compared to $580 million and $992 million in the same periods of 2011, respectively. Higher fuel surcharge recoveries, due to the lag impact of our programs (surcharges trail fluctuations in fuel price by approximately two months), and new fuel surcharge provisions in recently renegotiated contracts increased fuel surcharge amounts in the second quarter and year-to-date periods of 2012. Additionally, fuel surcharge revenue is not entirely comparable to prior periods due to the continual conversion of portions of our non-regulated traffic to mileage-based fuel surcharge programs.

In the second quarter and year-to-date period of 2012, other revenues increased from 2011 due primarily to higher revenues at our subsidiaries that broker intermodal and automotive services. Accessorial revenues also increased in the second quarter and year-to-date period, reflecting higher volume levels in intermodal and industrial products.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions	2012	2011	Change	2012	2011	Change
Agricultural	$854	$849	1%	$1,712	$1,656	3%
Automotive	475	381	25	905	723	25
Chemicals	795	703	13	1,563	1,367	14
Coal [a]	869	950	(9)	1,864	1,902	(2)
Industrial Products	917	803	14	1,780	1,493	19
Intermodal	1,003	909	10	1,912	1,702	12
Total	$4,913	$4,595	7%	$9,736	$8,843	10%

Revenue Carloads	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Thousands	2012	2011	Change	2012	2011	Change
Agricultural	233	237	(2)%	467	475	(2)%
Automotive	190	165	15	370	322	15
Chemicals	261	233	12	502	456	10
Coal [a]	412	496	(17)	907	1,034	(12)
Industrial Products	316	297	6	606	560	8
Intermodal [b]	846	819	3	1,624	1,589	2
Total	2,258	2,247	-%	4,476	4,436	1%

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Average Revenue per Car	2012	2011	Change	2012	2011	Change
Agricultural	$3,665	$3,580	2%	$3,665	$3,483	5%
Automotive	2,505	2,321	8	2,449	2,250	9
Chemicals	3,044	3,024	1	3,111	3,000	4
Coal [a]	2,109	1,916	10	2,055	1,840	12
Industrial Products	2,907	2,697	8	2,941	2,665	10
Intermodal [b]	1,185	1,108	7	1,177	1,071	10
Average	$2,176	$2,045	6%	$2,175	$1,993	9%

[a]	Formerly titled Energy.

[b]	Each intermodal container or trailer equals one carload.

Agricultural Products – Price improvements and fuel surcharges more than offset lower volume as agricultural freight revenue increased 1% and 3% in the second quarter and year-to-date periods of 2012 versus 2011. Weak export demand for U.S. wheat and feed grains primarily drove 11% and 12% decreases for those commodities in the second quarter and six-month period of 2012 versus 2011, respectively, as unfavorable growing conditions in foreign markets led to strong demand for export shipments in 2011. Conversely, shipments of fresh potatoes increased due to a strong harvest during both periods of 2012.

Automotive – Increased shipments of finished vehicles and automotive parts, combined with core pricing gains and fuel surcharges, improved automotive freight revenue in the second quarter and year-to-date periods in 2012 from 2011 levels. Higher production and sales levels during the second quarter and six-month period drove the volume growth. In addition, the disaster in Japan, which caused a reduction in shipments of international vehicles, reduced volume levels in the second quarter of 2011.

Chemicals – Higher volume, price improvements and fuel surcharges increased freight revenue from chemicals in the second quarter and six-month periods of 2012 versus 2011. Shipments of crude oil from the Bakken and Eagle Ford shale formations to the Gulf area drove the increase in chemical shipments. In addition, plastics and industrial chemicals shipments increased due to higher demand in both periods of 2012. Offsetting the increases were declines in potash due to temporary shutdowns and reduced production at several potash mines during the first half of 2012.

Coal (formerly titled Energy) – Lower volume, partially offset by core pricing gains and higher fuel surcharges (including improved fuel recovery provisions), reduced freight revenue from coal shipments in the second quarter and year-to-date periods of 2012 compared to the same periods in 2011. Shipments of coal from the Southern Powder River Basin (SPRB) mines decreased 19% and 14% from the second quarter and first half of 2011, respectively. Increased coal stockpiles due to an unseasonably warm winter and low natural gas prices, which caused some displacement of coal in electricity production, led to the volume declines in both periods. Increasing summer temperatures during the second quarter improved demand for coal. However, volumes were still lower year-over-year despite the favorable comparison to reduced coal volumes in the second quarter of 2011 due to Midwest flooding. In addition, the loss of two contracts contributed to lower volumes from the SPRB. Coal shipments from the Colorado and Utah mines increased in the second quarter of 2012 and were flat for the year-to-date period versus 2011. Increased export shipments in the first half of 2012 offset the domestic declines due to the higher stockpiles.

Industrial Products – Volume gains, core pricing improvement, and fuel surcharges increased freight revenue from industrial products in the second quarter and six-month periods of 2012 versus 2011. Shipments of non-metallic minerals (primarily frac sand), grew in response to a dramatic rise in horizontal drilling activity for energy products, while steel shipments increased due to higher demand for steel coils and plate for pipe (primarily for drilling) and automotive production in both periods. In addition, the mild winter allowed for more construction activity, which continued into the summer months, leading to higher demand for shipments of lumber, cement and stone compared to the first half of 2011.

Intermodal – Core pricing gains, higher fuel surcharges (including improved fuel recovery provisions), and volume growth increased freight revenue from intermodal shipments in the second quarter and year-to-date periods in 2012 compared to 2011. Volume from international traffic increased 3% in the second quarter of 2012 versus 2011 driven by strengthening economic conditions. Year-to-date, flat international volumes compared to 2011 reflect the loss of a customer contract and weaker West Coast imports in the first quarter. Domestic traffic for the quarter and year-to-date periods increased 3% and 4%, respectively, versus 2011 due to recovering economic conditions and continued conversion from truck to rail.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 9% to $503 million in the second quarter of 2012 versus the same period in 2011. Volume levels for four of the six commodity groups increased (industrial products declined and chemicals shipments remained flat), up 5% in aggregate versus 2011, with particularly strong growth in automotive and intermodal shipments. Year-to-date, revenue grew 12% versus 2011 to $985 million, driven by volume growth of 6% versus 2011.

Operating Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions	2012	2011	Change	2012	2011	Change
Compensation and benefits	$1,151	$1,166	(1)%	$2,362	$2,333	1%
Fuel	882	904	(2)	1,808	1,730	5
Purchased services and materials	542	516	5	1,068	991	8
Depreciation	433	401	8	860	796	8
Equipment and other rents	299	283	6	595	585	2
Other	190	196	(3)	406	384	6
Total	$3,497	$3,466	1%	$7,099	$6,819	4%

Operating expenses increased $31 million and $280 million in the second quarter and six-month period of 2012 versus the comparable periods in 2011. Although our fuel price decreased 2% during the second quarter, fuel price per gallon was up 5% for the six-month period, accounting for $77 million of the year-to-date increase. Wage and benefit inflation, depreciation, volume-related trucking services purchased by our logistics subsidiaries, property taxes and destroyed equipment also contributed to higher expenses during both periods. Lower personal injury expense and locomotive lease costs partially offset these higher expenses. In the second quarter of 2011, flood related costs added $14 million to expenses.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Operational improvements, cost reductions and lower training costs for new employees more than offset general wage and benefit inflation and higher pension and other postretirement benefits in the second quarter of 2012 versus 2011. Year-to-date, general wage and benefit inflation; volume-related expenses from a larger work force, up 3% (2% to accommodate increased capital project work); and higher expenses for pension and other postretirement benefits drove a 1% increase versus 2011. Partially offsetting the higher expenses were operational improvements and cost reductions for the year-to-date period of 2012.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $3.21 (including taxes and transportation costs) in the second quarter of 2012 compared to $3.29 per gallon in the same period in 2011, decreased expenses $20 million. For the six month period, higher locomotive diesel fuel prices, which averaged $3.22 per gallon versus $3.08 per gallon in 2011, increased fuel expense $77 million. Volume, as measured by gross ton-miles, decreased 2% in the second quarter versus 2011 and remained flat in the six-month period with 2011. The fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands, increased 2% for the second quarter and slightly for the year-to-date period of 2012. Commodity mix changes (a shift from coal shipments to intermodal and automotive shipments) were the main driver of the gross-ton-mile and fuel consumption rate variances and essentially offset each other from a cost perspective.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Contract services increased 5% and 9% compared to the second quarter and the six-month periods of 2011, respectively, primarily due to increased demand for trucking services purchased by our logistics subsidiaries and additional costs for repair and maintenance of locomotives and freight cars. Volume-related crew transportation and lodging and material costs also increased purchased services and materials expense in both periods of 2012.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher ongoing capital spending, increased depreciation expense in the second quarter and year-to-date periods in 2012 compared to 2011.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other rent expenses; and office and other rentals. Increased automotive and intermodal shipments partially offset by improved car-cycle times drove an $8 million and $14 million increase in our short-term freight car rental expense in the second quarter and year-to-date periods of 2012, respectively, compared to 2011. Conversely, lower locomotive expenses compared to both periods in 2011, partially offset the higher freight car rental expense.

Other – Other expenses include personal injury, freight and property damage, destruction of equipment owned by others, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Lower personal injury costs partially offset by higher destroyed equipment and property tax expenses decreased other costs in the second quarter of 2012 compared to the same period of 2011. As a result of continued improvement in our safety experience and lower estimated costs, personal injury expense decreased in the second quarter of 2012 compared to 2011, as the reduction of the liability for prior years from our recent actuarial study was more than the reduction from our 2011 study. Year-to-date, higher property taxes, destroyed equipment and property damage more than offset the lower personal injury costs.

Non-Operating Items

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions	2012	2011	Change	2012	2011	Change
Other income	$21	$26	(19)%	$37	$41	(10)%
Interest expense	(135)	(148)	(9)	(270)	(289)	(7)
Income taxes	(608)	(485)	25	(1,136)	(857)	33

Other Income – Other income decreased in the second quarter and six-month period of 2012 versus the same period in 2011 due to higher environmental costs on non-operating properties and premiums paid for early redemption of existing long-term debt in the second quarter of 2012.

Interest Expense – Interest expense decreased in the second quarter of 2012 versus 2011 due to a lower weighted-average debt level of $9.0 billion versus $9.1 billion. The effective interest rate was 6.0% versus 6.3% in the second quarter of 2012 and 2011, respectively. A lower weighted-average debt level of $8.9 billion in 2012 versus $9.2 billion in 2011 drove the decrease in year-to-date interest expense. The effective interest rate was 6.1% versus 6.3% year-to-date in 2012 and 2011, respectively.

Income Taxes – Higher pre-tax income primarily drove the increase in income taxes in the second quarter and year-to-date in 2012 compared to 2011. Our effective tax rate for the second quarter of 2012 was 37.8% compared to 38.2% in 2011. The 2012 second quarter effective tax rate was lower primarily due to state credits. Our year-to-date effective tax rate for 2012 was 37.9% compared to 37.6% in 2011. The year-to-date 2012 effective tax rate was higher than the 2011 rate primarily because Arizona legislation reduced the state corporate tax rate in 2011.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
Average train speed (miles per hour)	26.6	26.1	2%	26.5	26.1	2%
Average terminal dwell time (hours)	25.5	25.6	- %	26.0	26.0	- %
Average rail car inventory (thousands)	268.6	271.9	(1)%	272.0	271.5	- %
Gross ton-miles (billions)	234.5	239.2	(2)%	475.0	474.6	- %
Revenue ton-miles (billions)	126.6	132.2	(4)%	259.3	264.9	(2)%
Operating ratio	67.0	71.3	(4.3) pts	68.7	72.9	(4.2) pts
Employees (average)	45,797	44,971	2%	45,720	44,508	3%
Customer satisfaction index	93	92	1 pt	93	92	1 pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the Association of American Railroads (AAR), increased 2% in both the second quarter and year-to-date period of 2012 versus 2011. Efficient operations and relatively mild weather conditions during the first half of the year compared favorably to the same period in 2011, during which flooding and severe winter weather affected various parts of our network. We continued operating a fluid and efficient network during the first half of 2012 while handling essentially the same volume and adjusting operations to accommodate increased capital project work on our network compared to the first half of 2011.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time remained consistent in the second quarter and six-month period of 2012 compared to 2011, despite a shift in mix to more switching-intensive manifest commodities.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Lower average rail car inventory reduces congestion in our yards and sidings, which increases train speed, reduces average terminal dwell time, and improves rail car utilization. Average rail car inventory decreased 1% in the second quarter due to productivity improvements and ongoing initiatives to reduce the number of cars in our fleet. Year-to-date, average rail car inventory was flat compared to 2011.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles remained flat in the first half of 2012 compared to the same period in 2011, while revenue ton-miles decreased 2% and carloads increased 1%. Commodity mix changes drove the variance in year-over-year growth between gross ton-miles, revenue ton-miles and carloads. The same relationships held true for the second quarter.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio improved 4.3 points to a record low 67.0% in the second quarter of 2012 versus the same period of 2011 and 4.2 points to 68.7% in the six-month period of 2012 versus 2011. Core pricing gains, improved fuel recovery provisions coupled with lower fuel prices more than offset the impact of inflation for the second quarter of 2012 versus the same period in 2011. Year-to-date, core pricing gains and improved fuel recovery provisions more than offset the impact of higher fuel prices and inflation.

Employees – Employee levels were up 2% and 3% in the second quarter and six-month period of 2012 versus 2011, respectively. Increased work on capital projects during the mild winter, which continued into the summer months, accounted for almost all of the increase in employee levels in both periods.

Customer Satisfaction Index – Our customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement in survey results generally reflects customer recognition of our service quality.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	Jun. 30, 2012	Dec. 31, 2011
Debt (a)	$9,416	$8,906
Equity	19,087	18,578
Capital (b)	$28,503	$27,484
Debt to capital (a/b)	33.0%	32.4%

Millions, Except Percentages	Jun. 30, 2012	Dec. 31, 2011
Debt	$9,416	$8,906
Net present value of operating leases	3,020	3,224
Unfunded pension and OPEB	623	623
Adjusted debt (a)	13,059	12,753
Equity	19,087	18,578
Adjusted capital (b)	$32,146	$31,331
Adjusted debt to capital (a/b)	40.6%	40.7%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 6.1% at June 30, 2012 and 6.2% at December 31, 2011. The lower discount rate reflects changes to interest rates and our current financing costs. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows Millions, for the Six Months Ended June 30	2012	2011
Cash provided by operating activities	$2,776	$2,640
Cash used in investing activities	(1,882)	(1,366)
Cash used in financing activities	(910)	(1,305)
Net change in cash and cash equivalents	$(16)	$(31)

Operating Activities

Higher net income in the first six months of 2012 increased cash provided by operating activities compared to the same period of 2011, partially offset by additional payments for income taxes that were previously deferred under bonus depreciation, payments for past wages based on national labor negotiations settled earlier this year and higher voluntary pension contributions.

Investing Activities

Higher capital investments in the first six months of 2012 drove the increase in cash used in investing activities compared to the same period in 2011. Included in capital investments in the first six months of 2012 was $75 million for the early buyout of locomotives under long-term operating and capital leases, which we exercised due to favorable economic terms and market conditions.

The table below details cash capital investments:

Millions, for the Six Months Ended June 30	2012	2011
Rail and other track material	$371	$350
Ties	227	199
Ballast	104	110
Other [a]	111	130
Total road infrastructure replacements	813	789
Line expansion and other capacity projects	212	129
Commercial facilities	71	18
Total capacity and commercial facilities	283	147

Locomotives and freight cars	467	248
Positive train control	161	84
Technology and other	92	59
Total cash capital investments	$1,816	$1,327

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Capital Plan – In 2012, we intend to make new capital investments of approximately $3.6 billion under our capital plan, which may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. In addition, we project expenditures of $96 million ($85 million recognized in the first six months) for the early buyout of long-term locomotive leases.

Financing Activities

Cash used in financing activities decreased in the first six months of 2012 versus the same period of 2011 driven by new debt issued of $695 million and a reduction of debt payments of $210 million, partially offset by an increase of $225 million for the repurchase of shares under our common stock repurchase program and higher dividend payments in 2012 of $575 million compared to $374 million in 2011, reflecting higher dividends per share.

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

Millions, for the Six Months Ended June 30	2012	2011
Cash provided by operating activities	$2,776	$2,640
Cash used in investing activities	(1,882)	(1,366)
Dividends paid	(575)	(374)
Free cash flow	$319	$900

Credit Facilities – At June 30, 2012, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the six months ended June 30, 2012. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At June 30, 2012, and December 31, 2011 (and at all times during the first and second quarters), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2012, the debt-to-net-worth coverage ratio allowed us to carry up to $38.2 billion of debt (as defined in the facility), and we had $10.0 billion of debt (as defined in the facility) outstanding at that date. Under our current plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the three and six months ended June 30, 2012, we issued and repaid $50 million of commercial paper. At June 30, 2012, we had no commercial paper outstanding. Outstanding commercial paper balances are supported by our revolving credit facility but do not reduce the amount of borrowings available under the facility.

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

On May 22, 2012, we borrowed $100 million under a 4-year-term loan (the loan). The loan has a floating rate based on London Interbank Offered Rates, plus a spread, and is prepayable in whole or in part without a premium prior to maturity. The agreement documenting the loan has provisions similar to our revolving credit facility, including identical debt-to-net-worth covenant and change-of-control provisions and similar customary default provisions. The agreement does not include any other financial restrictions, credit rating triggers, or any other provision that would require us to post collateral.

On June 11, 2012, we issued $300 million of 2.95% unsecured fixed-rate notes and $300 million of 4.30% unsecured fixed-rate notes under our shelf registration statement. The 2.95% notes will mature on January 15, 2023, and the 4.30% notes will mature on June 15, 2042. Proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program.

At both June 30, 2012, and December 31, 2011, we reclassified as long-term debt approximately $100 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Redemption – On April 28, 2012, we redeemed all $100 million of our outstanding 5.70% Tooele County, Utah Hazardous Waste Treatment Revenue Bonds due November 1, 2026. The redemption resulted in an early extinguishment charge of $2 million in the second quarter of 2012.

Receivables Securitization Facility – Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at June 30, 2012 and December 31, 2011, respectively. The value of the outstanding undivided interest held by investors under the facility was $100 million at June 30, 2012 and December 31, 2011, respectively, and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year. The value of the undivided interest held by investors was supported by $1.2 billion and $1.1 billion of accounts receivable at both June 30, 2012, and December 31, 2011, respectively. At June 30, 2012, and December 31, 2011, the value of the interest retained by UPRI was $1.2 billion and $1.1 billion, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of June 30, 2012. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $4.9 billion and $4.6 billion during the three months ended June 30, 2012 and 2011, respectively, and $9.8 billion and $8.9 billion during the six months ended June 30, 2012 and 2011, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended June 30, 2012 and 2011, and $2 million for the six months ended June 30, 2012, and 2011.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

We are currently in the process of renewing the receivables securitization facility for an additional 364-day period at comparable terms and conditions.

Debt Exchange – On June 23, 2011, we exchanged $857 million of various outstanding notes and debentures due between 2013 and 2019 (Existing Notes) for $750 million of 4.163% notes (New Notes) due July 15, 2022, plus cash consideration of approximately $267 million and $17 million for accrued and unpaid interest on the Existing Notes. In accordance with ASC 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the term of the New Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $6 million and were included in interest expense during the three months ended June 30, 2011.

The following table lists the outstanding notes and debentures that were exchanged:

Millions	Principal amount exchanged
7.875% Notes due 2019	$196
5.450% Notes due 2013	50
5.125% Notes due 2014	45
5.375% Notes due 2014	55
5.700% Notes due 2018	277
5.750% Notes due 2017	178
7.000% Debentures due 2016	38
5.650% Notes due 2017	18
Total	$857

Share Repurchase Program – The shares repurchased in the first quarter of 2011, shown in the table below, were repurchased under our authorized repurchase program that expired on March 31, 2011. Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million common shares by March 31, 2014, replacing our previous repurchase program. The shares repurchased in the second quarter of 2011, and the first and second quarters of 2012 shown in the table below, were purchased under the new program. As of June 30, 2012, we had repurchased a total of $6.5 billion of UPC common stock since the commencement of purchases under our repurchase programs.

	Number of Shares Purchased		Average Price Paid
	2012	2011	2012	2011
First quarter	3,917,369	2,636,178	$ 110.64	$ 94.10
Second quarter	3,770,528	3,576,399	110.02	100.75
Total	7,687,897	6,212,577	$ 110.33	$ 97.92

Remaining number of shares that may yet be repurchased				20,168,511

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

The following tables identify material obligations and commitments as of June 30, 2012:

Contractual Obligations Millions		Jul. 1 through Dec. 31, 2012	Payments Due by Dec. 31,
	Total		2013	2014	2015	2016	After 2016	Other
Debt [a]	$13,268	$315	$869	$903	$631	$768	$9,782	$-
Operating leases [b]	4,214	253	479	404	364	328	2,386	-
Capital lease obligations [c]	2,410	276	250	248	243	225	1,168	-
Purchase obligations [d]	6,581	2,060	2,023	966	334	302	864	32
Other postretirement benefits [e]	1,710	79	161	166	171	176	957	-
Income tax contingencies [f]	113	33	-	-	-	-	-	80
Total contractual obligations	$28,296	$3,016	$3,782	$2,687	$1,743	$1,799	$15,157	$112

[a]	Excludes capital lease obligations of $1,798 million and unamortized discount of ($361) million. Includes an interest component of $5,289 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $612 million.

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

[f]

Future cash flows for income tax contingencies reflect the recorded liability for unrecognized tax benefits, including interest and penalties, at June 30, 2012. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we cannot reasonably estimate the year of settlement, they are reflected in the Other column.

Other Commercial Commitments Millions		Jul. 1 through Dec. 31, 2012	Amount of Commitment Expiration by Dec. 31,
	Total		2013	2014	2015	2016	After 2016
Credit facilities [a]	$1,800	$-	$-	$-	$1,800	$-	$-
Receivables securitization facility [b]	600	600	-	-	-	-	-
Guarantees [c]	314	7	8	214	12	13	60
Standby letters of credit [d]	24	7	17	-	-	-	-
Total commercial commitments	$2,738	$614	$25	$214	$1,812	$13	$60

[a]	None of the credit facility was used as of June 30, 2012.

[b]	$100 million of the receivables securitization facility was utilized at June 30, 2012, which is accounted for as debt. The full program matures in August 2012.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of June 30, 2012.

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

Labor Agreements – In April 2012, members of the Brotherhood of Maintenance of Way Employees (BMWE) ratified a new agreement with the nation’s major freight railroads, joining 12 other unions that had previously ratified new contracts. This ratification concludes the current national collective bargaining negotiations for the rail industry.

Accounting Pronouncements – On January 1, 2012, we adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Also, in December of 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).

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

Environmental Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, UPRR received notices from EPA Region 8 and U.S. Department of Justice (DOJ) alleging that it may be liable under federal environmental laws for violating the Clean Water Act and the Oil Pollution Prevention Act relating to derailments and spills and UPRR’s Spill Prevention Countermeasure and Control Plans (SPCC) and its Stormwater Pollution Prevention Plans in Colorado, Utah, and Wyoming. UPRR, EPA Region 8 and the DOJ have entered into a Consent Decree to resolve this matter. Under the terms of the Consent Decree, UPRR has implemented a variety of measures to correct deficiencies in its SPCC, Stormwater Pollution Prevention Plans and Federal Response Plans. UPRR also agreed to pay a civil penalty of $1.5 million, which it paid during the second quarter of 2012.

On May 4, 2012, the Sacramento County Environmental Management Department issued an administrative Enforcement Order to UPRR, alleging various permitting and hazardous waste management, disposal and record keeping violations at one facility within the company’s Roseville railyard. The Enforcement Order seeks to impose administrative penalties in the amount of approximately $127,000. The Company requested a hearing on the Enforcement Order and the penalty.

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

On June 21, 2012, Judge Friedman issued his decision certifying a class of plaintiffs to be represented by the eight named plaintiffs. The class includes all shippers that paid a rate-based fuel surcharge to any one of the defendant railroads for rate-unregulated rail transportation from July 1, 2003 through December 1, 2008. This is a procedural ruling, and, therefore, it does not affirm any of the claims asserted by the plaintiffs and does not affect the ability of the railroad defendants to disprove the allegations made by the plaintiffs. On July 5, 2012, the defendant railroads filed a petition with the U.S. Court of Appeals for the District of Columbia requesting that the court review the class certification ruling.

We deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2012:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Apr. 1 through Apr. 30	1,644,389	$108.11	1,611,700	22,327,339
May 1 through May 31	1,056,547	111.56	978,287	21,349,052
Jun. 1 through Jun. 30	1,192,222	111.73	1,180,541	20,168,511
Total	3,893,158	$110.15	3,770,528	N/A

[a]

Total number of shares purchased during the quarter includes 122,630 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On April 1, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $14.1 billion and $13.8 billion at June 30, 2012 and December 31, 2011, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2012 and 2011.

12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2012 and 2011.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - John J. Koraleski.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – John J. Koraleski and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (filed with the SEC on July 20, 2012), is formatted in XBRL and submitted electronically herewith: (i) Consolidated Statements of Income for the periods ended June 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the periods ended June 30, 2012 and 2011, (iii) Consolidated Statements of Financial Position at June 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the periods ended June 30, 2012 and 2011, (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2012 and 2011, and (vi) the Notes to the Consolidated Financial Statements.

Incorporated by Reference

3(a)

Revised Articles of Incorporation of UPC, as amended through June 27, 2011, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

3(b)	By-Laws of UPC, as amended, effective May 14, 2009, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated May 15, 2009.

4(a)	Form of 2.950% Note due 2023 is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated June 11, 2012.

4(b)	Form of 4.300% Note due 2042 is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated June 11, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 20, 2012

UNION PACIFIC CORPORATION

(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)