Form 10-Q
period 2012-09-30
UNION PACIFIC CORP
filed 2012-10-18
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

☐  Yes             ☑  No

As of October 12, 2012, there were 470,397,162 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended September 30,	2012	2011
Operating revenues:
Freight revenues	$5,019	$4,836
Other revenues	324	265
Total operating revenues	5,343	5,101

Operating expenses:
Compensation and benefits	1,188	1,193
Fuel	880	916
Purchased services and materials	542	506
Depreciation	447	408
Equipment and other rents	300	293
Other	200	207
Total operating expenses	3,557	3,523

Operating income	1,786	1,578
Other income (Note 6)	28	17
Interest expense	(137)	(142)

Income before income taxes	1,677	1,453
Income taxes	(635)	(549)

Net income	$1,042	$904

Share and Per Share (Note 8):
Earnings per share - basic	$2.21	$1.87
Earnings per share - diluted	$2.19	$1.85
Weighted average number of shares - basic	472.0	484.2
Weighted average number of shares - diluted	475.2	488.1
Dividends declared per share	$0.60	$0.475

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended September 30,	2012	2011
Net income	$1,042	$904
Other comprehensive income/(loss), net of tax:
Defined benefit plans	38	(1)
Foreign currency translation	8	(12)
Other comprehensive income/(loss), net [a]	46	(13)

Comprehensive income	$1,088	$891

[a]	Net of deferred taxes of $28 million and $(7) million during the three months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Nine Months Ended September 30,	2012	2011
Operating revenues:
Freight revenues	$14,755	$13,679
Other revenues	921	770
Total operating revenues	15,676	14,449

Operating expenses:
Compensation and benefits	3,550	3,526
Fuel	2,688	2,646
Purchased services and materials	1,610	1,497
Depreciation	1,307	1,204
Equipment and other rents	895	878
Other	606	591
Total operating expenses	10,656	10,342

Operating income	5,020	4,107
Other income (Note 6)	65	58
Interest expense	(407)	(431)
Income before income taxes	4,678	3,734
Income taxes	(1,771)	(1,406)

Net income	$2,907	$2,328

Share and Per Share (Note 8):
Earnings per share - basic	$6.13	$4.78
Earnings per share - diluted	$6.08	$4.74
Weighted average number of shares - basic	474.5	487.4
Weighted average number of shares - diluted	477.9	491.5
Dividends declared per share	$1.80	$1.33

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Nine Months Ended September 30,	2012	2011
Net income	$2,907	$2,328
Other comprehensive income/(loss), net of tax:
Defined benefit plans	31	-
Foreign currency translation	8	2
Other comprehensive income/(loss), net [a]	39	2

Comprehensive income	$2,946	$2,330

[a]	Net of deferred taxes of $27 million and $2 million during the nine months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,130	$1,217
Accounts receivable, net (Note 10)	1,583	1,401
Materials and supplies	680	614
Current deferred income taxes (Note 7)	293	306
Other current assets	260	189
Total current assets	3,946	3,727

Investments	1,235	1,175
Net properties (Note 11)	41,617	39,934
Other assets	272	260
Total assets	$47,070	$45,096

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,161	$3,108
Debt due within one year (Note 14)	713	209
Total current liabilities	3,874	3,317

Debt due after one year (Note 14)	8,773	8,697
Deferred income taxes (Note 7)	12,858	12,368
Other long-term liabilities	2,016	2,136
Commitments and contingencies (Note 16)
Total liabilities	27,521	26,518

Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
554,558,212 and 554,270,763 issued; 471,131,047 and 479,929,530
outstanding, respectively	1,386	1,386
Paid-in-surplus	4,097	4,031
Retained earnings	21,560	19,508
Treasury stock	(6,479)	(5,293)
Accumulated other comprehensive loss (Note 9)	(1,015)	(1,054)
Total common shareholders’ equity	19,549	18,578
Total liabilities and common shareholders’ equity	$47,070	$45,096

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Nine Months Ended September 30,	2012	2011
Operating Activities
Net income	$2,907	$2,328
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,307	1,204
Deferred income taxes and unrecognized tax benefits	490	721
Other operating activities, net	(72)	(111)
Changes in current assets and liabilities:
Accounts receivable, net	(182)	(240)
Materials and supplies	(66)	(73)
Other current assets	(71)	136
Accounts payable and other current liabilities	53	369
Cash provided by operating activities	4,366	4,334
Investing Activities
Capital investments	(2,876)	(2,218)
Proceeds from asset sales	55	51
Acquisition of equipment pending financing	(217)	(85)
Proceeds from sale of assets financed	217	85
Other investing activities, net	(45)	(74)
Cash used in investing activities	(2,866)	(2,241)
Financing Activities
Common share repurchases (Note 17)	(1,179)	(1,036)
Dividends paid	(860)	(607)
Debt issued (Note 14)	695	486
Debt repaid	(250)	(188)
Debt exchange	-	(272)
Other financing activities, net	7	85
Cash used in financing activities	(1,587)	(1,532)
Net change in cash and cash equivalents	(87)	561
Cash and cash equivalents at beginning of year	1,217	1,086
Cash and cash equivalents at end of period	$1,130	$1,647
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$279	$225
Capital lease financings	233	154
Capital investments accrued but not yet paid	120	116
Common shares repurchased but not yet paid	48	-
Cash paid for:
Income taxes, net of refunds	$(1,097)	$(274)
Interest, net of amounts capitalized	(474)	(495)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2011	553.9	(62.3)	$1,385	$3,985	$17,154	$(4,027)	$(734)	$17,763
Comprehensive income:
Net income			-	-	2,328	-	-	2,328
Other comp. income			-	-	-	-	2	2
Conversion, stock option exercises, forfeitures, and other	0.4	2.3	1	35	-	121	-	157
Share repurchases (Note 17)	-	(10.9)	-	-	-	(1,036)	-	(1,036)
Cash dividends declared ($1.33 per share)	-	-	-	-	(649)	-	-	(649)
Balance at September 30, 2011	554.3	(70.9)	$1,386	$4,020	$18,833	$(4,942)	$(732)	$18,565

Balance at January 1, 2012	554.3	(74.4)	$1,386	$4,031	$19,508	$(5,293)	$(1,054)	$18,578
Comprehensive income:
Net income			-	-	2,907	-	-	2,907
Other comp. income			-	-	-	-	39	39
Conversion, stock option exercises, forfeitures, and other	0.3	1.7	-	66	-	41	-	107
Share repurchases (Note 17)	-	(10.8)	-	-	-	(1,227)	-	(1,227)
Cash dividends declared ($1.80 per share)	-	-	-	-	(855)	-	-	(855)
Balance at September 30, 2012	554.6	(83.5)	$1,386	$4,097	$21,560	$(6,479)	$(1,015)	$19,549

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (See Note 9)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2011, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2011 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the results for the entire year ending December 31, 2012.

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

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2012	2011	2012	2011
Agricultural	$783	$814	$2,495	$2,470
Automotive	436	379	1,341	1,102
Chemicals	841	720	2,404	2,087
Coal	1,058	1,112	2,922	3,014
Industrial Products	879	863	2,659	2,356
Intermodal	1,022	948	2,934	2,650
Total freight revenues	5,019	4,836	14,755	13,679
Other revenues	324	265	921	770
Total operating revenues	$5,343	$5,101	$15,676	$14,449

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2012	2011	2012	2011
Stock-based compensation, before tax:
Stock options	$5	$5	$14	$14
Retention awards	20	17	60	51
Total stock-based compensation, before tax	$25	$22	$74	$65
Excess tax benefits from equity compensation plans	$33	$4	$86	$71

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

A summary of stock option activity during the nine months ended September 30, 2012 is presented below:

	Options (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2012	7,042	$52.16	5.5 yrs.	$379
Granted	598	114.73	N/A	N/A
Exercised	(2,802)	45.43	N/A	N/A
Forfeited or expired	(36)	71.92	N/A	N/A
Outstanding at September 30, 2012	4,802	$63.73	5.8 yrs.	$263
Vested or expected to vest at September 30, 2012	4,746	$63.41	5.8 yrs.	$262
Options exercisable at September 30, 2012	3,587	$52.10	4.9 yrs.	$238

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at September 30, 2012 are subject to performance or market-based vesting conditions.

At September 30, 2012, there was $20 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2012	2011	2012	2011
Intrinsic value of stock options exercised	$101	$11	$204	$176
Cash received from option exercises	22	8	67	114
Treasury shares repurchased for employee payroll taxes	(8)	(3)	(24)	(44)
Tax benefit realized from option exercises	39	4	78	67
Aggregate grant-date fair value of stock options vested	-	-	16	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2012 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	2,556	$ 63.20
Granted	449	114.50
Vested	(573)	62.30
Forfeited	(69)	63.46
Nonvested at September 30, 2012	2,363	$ 73.16

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At September 30, 2012, there was $79 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2012 grant were as follows:

2012
Dividend per share per quarter	$0.60
Risk-free interest rate at date of grant	0.3%

Changes in our performance retention awards during the nine months ended September 30, 2012 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	1,204	$ 63.62
Granted	328	108.76
Vested	(349)	44.63
Forfeited	(103)	61.23
Nonvested at September 30, 2012	1,080	$ 83.68

At September 30, 2012, there was $41 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.3 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2012	2011	2012	2011
Service cost	$13	$11	$40	$33
Interest cost	36	35	106	107
Expected return on plan assets	(47)	(45)	(142)	(135)
Amortization of:
Prior service cost	-	1	-	2
Actuarial loss	21	17	63	52
Net periodic pension cost	$23	$19	$67	$59

The components of our net periodic OPEB cost/(benefit) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2012	2011	2012	2011
Service cost	$-	$1	$2	$2
Interest cost	4	4	11	12
Amortization of:
Prior service (credit)	(5)	(9)	(13)	(27)
Actuarial loss	4	3	9	10
Net periodic OPEB cost/(benefit)	$3	$(1)	$9	$(3)

Cash Contributions

For the nine months ended September 30, 2012, we made $100 million of cash contributions to the qualified pension plan. Any additional contributions made in the fourth quarter will be based on cash generated from operations and financial market considerations. All contributions made to the qualified pension plan during the nine months ended September 30, 2012 were voluntary and were made with cash generated from operations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2012, we do not have minimum cash funding requirements for 2012.

6. Other Income

Other income included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2012	2011	2012	2011
Rental income	$21	$20	$62	$59
Net gain on non-operating asset dispositions	11	6	23	11
Interest income	1	-	2	2
Early extinguishment of debt	-	-	(2)	-
Non-operating environmental costs and other	(5)	(9)	(20)	(14)

Total	$28	$17	$65	$58

7. Income Taxes

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 1999, although some interest calculations remain open for years prior to 1999. The IRS has completed its examinations and issued notices of deficiency for tax years 1999 through 2008. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. Additionally, several state tax authorities are examining our state income tax returns for years 2003 through 2010.

In the third quarter of 2011, we reached an agreement in principle with the IRS to resolve all of the issues related to tax years 1999 through 2004, except for calculations of interest. We anticipate we will have a final closing agreement with the IRS within the next 12 months. Once executed, this agreement should result in an immaterial reduction of income tax expense.

At September 30, 2012, our liability for unrecognized tax benefits was $115 million. We classified $32 million of this amount as current, the majority of which is in anticipation of a final settlement for tax years 1999 through 2004.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, Except Per Share Amounts	2012	2011	2012	2011
Net income	$1,042	$904	$2,907	$2,328

Weighted-average number of shares outstanding:
Basic	472.0	484.2	474.5	487.4
Dilutive effect of stock options	1.6	2.3	1.9	2.7
Dilutive effect of retention shares and units	1.6	1.6	1.5	1.4

Diluted	475.2	488.1	477.9	491.5
Earnings per share – basic	$2.21	$1.87	$6.13	$4.78
Earnings per share – diluted	$2.19	$1.85	$6.08	$4.74
Stock options excluded as their inclusion would be antidilutive	0.6	0.6	0.5	0.5

9. Accumulated Other Comprehensive Income/(Loss)

The after-tax components of accumulated other comprehensive loss were as follows:

Millions	Sep. 30, 2012	Dec. 31, 2011
Defined benefit plans	$(973)	$(1,004)
Foreign currency translation	(40)	(48)
Derivatives	(2)	(2)
Total	$(1,015)	$(1,054)

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At September 30, 2012 and December 31, 2011, our accounts receivable were reduced by $4 million and $9 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At September 30, 2012 and December 31, 2011, receivables classified as other assets were reduced by allowances of $35 million and $41 million, respectively.

Receivables Securitization Facility – Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at September 30, 2012 and December 31, 2011, respectively. The value of the outstanding undivided interest held by investors under the facility was $100 million at September 30, 2012 and December 31, 2011, respectively, and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year. The value of the undivided interest held by investors was supported by $1.3 billion and $1.1 billion of accounts receivable at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, the value of the interest retained by UPRI was $1.3 billion and $1.1 billion, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of September 30, 2012. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $5.1 billion and $4.9 billion during the three months ended September 30, 2012 and 2011, respectively, and $14.9 billion and $13.8 billion during the nine months ended September 30, 2012 and 2011, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended September 30, 2012 and 2011, and $3 million for the nine months ended September 30, 2012 and 2011.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

In July 2012, the receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted average composite depreciation rate for each category:

Millions, Except Percentages As of September 30, 2012	Cost	Accumulated Depreciation		Net Book Value	Depreciation Rate for 2012
Land	$5,093	$	N/A	$5,093	N/A

Road:
Rail and other track material [a]	13,029		4,716	8,313	3.4%
Ties	8,317		2,138	6,179	2.9%
Ballast	4,346		1,064	3,282	2.9%
Other [b]	14,609		2,559	12,050	2.6%
Total road	40,301		10,477	29,824	3.0%
Equipment:
Locomotives	7,273		3,245	4,028	6.1%
Freight cars	1,987		1,032	955	3.5%
Work equipment and other	530		80	450	6.9%
Total equipment	9,790		4,357	5,433	5.6%
Technology and other	637		276	361	12.5%
Construction in progress	906		-	906	N/A

Total	$56,727		$15,110	$41,617	N/A

[a]	Includes a weighted-average composite depreciation rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

Millions, Except Percentages As of December 31, 2011	Cost	Accumulated Depreciation		Net Book Value	Depreciation Rate for 2011
Land	$5,098	$	N/A	$5,098	N/A

Road:
Rail and other track material [a]	12,461		4,592	7,869	3.3%
Ties	7,987		2,028	5,959	2.9%
Ballast	4,178		1,008	3,170	3.0%
Other [b]	14,118		2,502	11,616	2.6%
Total road	38,744		10,130	28,614	2.9%

Equipment:
Locomotives	6,502		3,003	3,499	5.7%
Freight cars	1,957		1,061	896	3.5%
Work equipment and other	529		57	472	6.5%

Total equipment	8,988		4,121	4,867	5.3%

Technology and other	610		259	351	12.3%
Construction in progress	1,004		-	1,004	N/A
Total	$54,444		$14,510	$39,934	N/A

[a]	Includes a weighted-average composite depreciation rate for rail in high-density traffic corridors.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

Millions	Sep. 30, 2012	Dec. 31, 2011
Accounts payable	$886	$819
Income and other taxes	613	482
Accrued wages and vacation	374	363
Dividends payable	279	284
Accrued casualty costs	220	249
Interest payable	126	197
Equipment rents payable	101	90
Other	562	624
Total accounts payable and other current liabilities	$3,161	$3,108

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At both September 30, 2012 and December 31, 2011, we had reductions of $2 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of September 30, 2012 and December 31, 2011, we had no interest rate cash flow hedges outstanding.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At September 30, 2012, the fair value of total debt was $11.4 billion, approximately $1.9 billion more than the carrying value. At December 31, 2011, the fair value of total debt was $10.5 billion, approximately $1.6 billion more than the carrying value. The fair value of the company’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At September 30, 2012 and December 31, 2011, approximately $203 million and $303 million, respectively, of fixed-rate debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At September 30, 2012, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the nine months ended September 30, 2012. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At September 30, 2012, and December 31, 2011 (and at all times during the year), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2012, the debt-to-net-worth coverage ratio allowed us to carry up to $39.1 billion of debt (as defined in the facility), and we had $10.1 billion of debt (as defined in the facility) outstanding at that date. Under our capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the nine months ended September 30, 2012, we issued and repaid commercial paper of $50 million. At September 30, 2012, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

During the third quarter of 2012, we acquired 269 locomotives by exercising early buy-out rights in certain operating and capital lease agreements. Following the acquisition of the locomotives, we sold them to financing parties and entered into capital lease financing agreements with these parties. We did not recognize any gains or losses as a result of these transactions. Capital lease obligations totaling $229 million are reported in our Consolidated Statements of Financial Position as debt at September 30, 2012.

At both September 30, 2012 and December 31, 2011, we reclassified as long-term debt approximately $100 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Redemption – On April 28, 2012, we redeemed all $100 million of our outstanding 5.70% Tooele County, Utah Hazardous Waste Treatment Revenue Bonds due November 1, 2026. The redemption resulted in an early extinguishment charge of $2 million in the second quarter of 2012.

Receivables Securitization Facility – As of both September 30, 2012 and December 31, 2011, we recorded $100 million as secured debt under our receivables securitization facility. (See further discussion of our receivables securitization facility in Note 10).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase price options are not considered to be potentially significant to the VIE’s. The future minimum lease payments associated with the VIE leases totaled $3.7 billion as of September 30, 2012.

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

Our personal injury liability is not discounted to present value. Approximately 90% of the recorded liability is related to asserted claims and approximately 10% is related to unasserted claims at September 30, 2012. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $348 to $377 million. We record an accrual at the low end of the range as no amount of loss is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2012	2011
Beginning balance	$368	$426
Current year accruals	89	99
Changes in estimates for prior years	(40)	(51)
Payments	(69)	(83)
Ending balance at September 30	$348	$391
Current portion, ending balance at September 30	$97	$140

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 22% of the recorded liability related to asserted claims and approximately 78% related to unasserted claims at September 30, 2012.

Our asbestos-related liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2012	2011
Beginning balance	$147	$162
Accruals	-	-
Payments	(5)	(7)
Ending balance at September 30	$142	$155

Current portion, ending balance at September 30	$9	$11

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at September 30, 2012, and December 31, 2011.

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

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At September 30, 2012, none of our environmental liability was discounted, while less than 1% of our environmental liability was discounted at 2.0% at December 31, 2011.

Our environmental liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2012	2011
Beginning balance	$172	$213
Accruals	35	26
Payments	(32)	(61)
Ending balance at September 30	$175	$178

Current portion, ending balance at September 30	$49	$49

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

Guarantees – At September 30, 2012, we were contingently liable for $309 million in guarantees. We have recorded a liability of $2 million and $3 million for the fair value of these obligations as of September 30, 2012, and December 31, 2011, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At September 30, 2012, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $4.2 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are parties in a proceeding to resolve the fair market rent payable to UPRR under a 10-year agreement that commenced on January 1, 2004 for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder

Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and, on September 28, 2011, the judge issued a tentative Statement of Decision, which concluded that SFPP owes back rent to UPRR for the years 2004 through 2011. On May 29, 2012, the court entered judgment, awarding UPRR back rent and prejudgment interest. SFPP is appealing the final judgment. A favorable final judgment may materially affect our results of operations in the period of any monetary recoveries; however, due to the uncertainty regarding the amount and timing of any recovery, including the outcome of SFPP’s appeal of this judgment or any subsequent proceeding, we consider this a gain contingency and do not reflect any amounts in the Condensed Consolidated Financial Statements as of September 30, 2012.

17. Share Repurchase Program

Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million common shares by March 31, 2014, replacing our previous repurchase program. The table below represents shares repurchased in the first quarter of 2011 under our previous repurchase program, and shares repurchased in the second and third quarters of 2011 and the first, second and third quarters of 2012 under the new program.

	Number of Shares Purchased		Average Price Paid
	2012	2011	2012	2011
First quarter	3,917,369	2,636,178	$110.64	$94.10
Second quarter	3,770,528	3,576,399	110.02	100.75
Third quarter	3,098,812	4,681,535	122.13	91.45
Total	10,786,709	10,894,112	$113.72	$95.14
Remaining number of shares that may yet be repurchased				17,069,699

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

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2012, Compared to

Three and Nine Months Ended September 30, 2011

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2011 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first nine months of 2012.

RESULTS OF OPERATIONS

Quarterly Summary

We reported record earnings of $2.19 per diluted share on net income of $1.0 billion in the third quarter of 2012 compared to earnings of $1.85 per diluted share on net income of $904 million for the third quarter of 2011. Year-to-date, net income was $2.9 billion versus $2.3 billion for the same period in 2011. Freight revenues increased $183 million in the third quarter compared to the same period in 2011 driven by core pricing gains. Our diverse franchise offset lower shipments of coal, agricultural, and industrial products with increases from other market sectors, including strong growth from shale-related (crude oil, frac sand and pipe) and automotive products. Core pricing gains, our ongoing focus on safety, service and network efficiency and continued cost control measures drove best-ever quarterly financial results.

We continued operating an efficient and fluid network, adjusting resources to match significant shifts in our business mix. Average train speed, as reported to the Association of American Railroads (AAR), increased 6% compared to 2011. Efficient operations and relatively mild weather conditions during the third quarter compared favorably to the same period in 2011, during which flooding impacted Midwest operations and extreme heat and drought affected the South. Average terminal dwell time improved during the quarter despite a shift in business mix to more manifest traffic, which requires more switching and increases terminal dwell time. Average rail car inventory decreased 2% in the third quarter due to productivity improvements and ongoing initiatives to reduce the number of cars in our fleet.

Operating Revenues

Millions	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Freight revenues	$5,019	$4,836	4%	$14,755	$13,679	8%
Other revenues	324	265	22	921	770	20
Total	$5,343	$5,101	5%	$15,676	$14,449	8%

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

Freight revenues for four of the six commodity groups increased during the third quarter of 2012 compared to 2011, as core pricing gains drove the ARC improvement. Slightly lower volume levels due to declines in coal, agriculture, and steel and other metallic minerals more than offset increases in chemical and automotive shipments. Year-to-date, revenue for five of the six commodity groups increased compared to 2011, driven by 7% higher ARC from core pricing gains and higher fuel cost recoveries. Economic improvements in several market sectors, with particularly strong growth in shale-related, automotive and domestic intermodal shipments, more than offset much lower volumes from coal and agriculture commodities, which reflects current uncertain and mixed economic conditions.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $633 million and $1.9 billion in freight revenues in the third quarter and year-to-date periods of 2012, respectively, compared to $637 million and $1.6 billion in the same periods of 2011. Lower fuel surcharge recoveries in the third quarter of 2012 compared to the same period of 2011, due to the lag effect of our programs (surcharges trail fluctuations in fuel price by approximately two months), more than offset fuel recoveries from the new fuel surcharge provisions in recently renegotiated contracts. Conversely, the lag effect, along with the new fuel surcharge provisions and higher fuel prices, increased fuel surcharge recoveries for the year-to-date period. Additionally, fuel surcharge revenue is not entirely comparable to prior periods due to the continual conversion of portions of our non-regulated traffic to mileage-based fuel surcharge programs.

In the third quarter and year-to-date periods of 2012, other revenues increased from 2011 due primarily to higher revenues at our subsidiaries that broker intermodal and automotive services. Accessorial revenues also increased in the third quarter and year-to-date periods, due to an increase in intermodal shipments.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues Millions	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Agricultural	$783	$814	(4)%	$2,495	$2,470	1%
Automotive	436	379	15	1,341	1,102	22
Chemicals	841	720	17	2,404	2,087	15
Coal	1,058	1,112	(5)	2,922	3,014	(3)
Industrial Products	879	863	2	2,659	2,356	13
Intermodal	1,022	948	8	2,934	2,650	11
Total	$5,019	$4,836	4%	$14,755	$13,679	8%

Revenue Carloads Thousands	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Agricultural	218	223	(2)%	685	698	(2)%
Automotive	181	160	13	551	482	14
Chemicals	275	233	18	777	689	13
Coal	501	572	(12)	1,408	1,606	(12)
Industrial Products	299	305	(2)	905	865	5
Intermodal [a]	857	848	1	2,481	2,437	2
Total	2,331	2,341	-%	6,807	6,777	-%

Average Revenue per Car	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Agricultural	$3,596	$3,655	(2)%	$3,643	$3,537	3%
Automotive	2,407	2,364	2	2,435	2,287	6
Chemicals	3,064	3,087	(1)	3,094	3,029	2
Coal	2,111	1,945	9	2,075	1,877	11
Industrial Products	2,933	2,832	4	2,938	2,724	8
Intermodal [a]	1,192	1,119	7	1,182	1,087	9
Average	$2,153	$2,066	4%	$2,168	$2,019	7%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Lower volume and fuel surcharges, due to the lag impact of our fuel surcharge programs, partially offset by price improvements reduced freight revenue from agricultural shipments in the third quarter of 2012 versus 2011. Weak export demand for U.S. wheat drove an 11% decrease in the third quarter of 2012 versus 2011, as the foreign wheat market improved significantly from last year’s weather affected crop. In addition, the severe drought across the U.S. reduced this year’s projected crop harvest. The projected decreases in corn supply, coupled with low stocks from last year’s crop, led to lower shipments of corn. Lower gasoline demand, reduced exports and higher corn prices decreased ethanol shipments. Price improvements and fuel surcharges more than offset lower volume, as freight revenue increased for the year-to-date period of 2012 compared to the same period of 2011. Lower volumes year-to-date reflect weak export demand for wheat partially offset by a strong domestic harvest of fresh potatoes.

Automotive – Increased shipments of finished vehicles and automotive parts along with core pricing gains improved automotive freight revenue in the third quarter and year-to-date periods in 2012 from 2011 levels. Fuel surcharges, which also affect freight revenues, declined as a result of our fuel surcharge programs in the third quarter compared to 2011 but increased for the nine-month period. Higher production and sales levels during the third quarter and nine-month period drove the volume growth. In addition, year-to-date shipments in 2012 compared favorably to the same period in 2011 due to lower shipments of international vehicles after the disaster in Japan.

Chemicals – Higher volume and core price improvements increased freight revenue from chemicals in the third quarter and nine-month periods of 2012 versus 2011. Due to the lag impact of our fuel surcharge programs, fuel surcharge recoveries were down in the third quarter of 2012 versus 2011, but up for the year-to-date period. Shipments of crude oil from the Bakken and Eagle Ford shale formations to the Gulf Coast drove the increase in shipments of chemicals. In addition, plastics and industrial chemicals shipments increased due to higher demand in both periods of 2012. Partially offsetting the increases were declines in potash due to temporary shutdowns and reduced production at several mines in the first half of 2012.

Coal – Lower volume, partially offset by core pricing gains, reduced freight revenue from coal shipments in the third quarter and year-to-date periods of 2012 compared to the same periods in 2011. Shipments of coal from the Southern Powder River Basin (SPRB) mines decreased 13% and 14% from the third quarter and nine-month periods of 2011, respectively. Increased coal stockpiles due to an unseasonably warm winter and low natural gas prices, which caused some displacement of coal in electricity production, led to the volume declines in both periods. Rising summer temperatures during the second and third quarter of 2012 increased demand for coal from the lows experienced in April and May. In addition, the loss of two contracts contributed to lower volumes from the SPRB in both periods. Coal shipments from the Colorado and Utah mines increased 3% and 1% in the third quarter and year-to-date periods versus 2011. Increased export shipments of Colorado and Utah coal in the first nine months of 2012 offset the domestic declines due to higher stockpiles.

Industrial Products – Core pricing improvement, partially offset by lower volume and fuel surcharges, as a result of the lag impact of our fuel surcharge programs, increased freight revenue from industrial products in the third quarter of 2012 versus 2011. Volume declines from steel and metallic minerals, due to a weak export market and mine production issues, were partially offset by increases in non-metallic minerals, stone and lumber shipments. Volume gains, core pricing improvement and higher fuel surcharges increased freight revenue in the nine-month period of 2012 versus 2011. Shipments of non-metallic minerals (primarily frac sand), grew in response to more horizontal drilling activity for energy products, for both periods. Despite lower volumes in the third quarter, steel shipments increased year-to-date due to higher demand for steel coils and plate for pipe (primarily for drilling) and auto production. In addition, the mild winter allowed for more construction activity, which continued into the summer months, leading to higher demand for shipments of lumber, cement and stone compared to the first nine months of 2011.

Intermodal – Higher fuel surcharges (including improved fuel recovery provisions), core pricing gains and volume growth increased freight revenue from intermodal shipments in the third quarter and year-to-date periods of 2012 compared to 2011. Third quarter volume levels from international traffic increased 1% versus 2011, despite continued market uncertainty. Year-to-date, international volumes increased 1% compared to 2011 with modest West Coast import growth, partially offset by the loss of a customer contract in the first half of the year. Domestic traffic for the quarter and year-to-date periods increased 1% and 3%, respectively, versus 2011, due to better market conditions and continued conversion from truck to rail.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 5% to $479 million in the third quarter of 2012 versus the same period in 2011. Volume levels for four of the six commodity groups increased (industrial products and agricultural products declined), up 6% in aggregate versus 2011, with particularly strong growth in automotive and intermodal shipments. Year-to-date, revenue grew 10% versus 2011 to $1.5 billion, driven by volume growth of 6% versus 2011.

Operating Expenses

Millions	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Compensation and benefits	$1,188	$1,193	-%	$3,550	$3,526	1%
Fuel	880	916	(4)	2,688	2,646	2
Purchased services and materials	542	506	7	1,610	1,497	8
Depreciation	447	408	10	1,307	1,204	9
Equipment and other rents	300	293	2	895	878	2
Other	200	207	(3)	606	591	3
Total	$3,557	$3,523	1%	$10,656	$10,342	3%

Operating expenses increased $34 million and $314 million in the third quarter and nine-month periods of 2012 versus the comparable periods in 2011. Depreciation, volume-related trucking services purchased by our logistics subsidiaries, wage and benefit inflation and property taxes contributed to higher expenses during both periods. In the third quarter of 2012, lower fuel expense, destroyed equipment and locomotive lease costs partially offset these increases. Year-to-date, fuel costs contributed to the higher expenses. In the second and third quarters of 2011, weather related costs totaled $38 million.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Operational improvements, cost reductions and lower training costs for new employees more than offset general wage and benefit inflation and higher pension and other postretirement benefits in the third quarter of 2012 versus 2011. In the third quarter of 2011, additional crew costs due to speed restrictions caused by the heat and drought in the South increased costs. Year-to-date, general wage and benefit inflation, volume-related costs and higher expenses for pension and other postretirement benefits drove a 1% increase versus 2011. Operational improvements and cost reductions partially offset these higher expenses for the year-to-date period of 2012.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel costs were lower as gross-ton miles declined 2% in the third quarter, coupled with our best fuel consumption rate of the year, which was lower than 2011 results. Locomotive diesel fuel prices were essentially flat averaging $3.19 (including taxes and transportation costs) in the third quarter of 2012, compared to $3.18 per gallon in the same period in 2011. For the nine month period, higher locomotive diesel fuel prices, which averaged $3.21 per gallon versus $3.11 per gallon in 2011, increased fuel expense $79 million, more than offsetting the 1% decline in gross-ton miles.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Contract services increased 15% and 11% compared to the third quarter and the nine-month periods of 2011, respectively, primarily due to increased demand for trucking services purchased by our logistics subsidiaries and additional costs for repair and maintenance of locomotives and freight cars. Volume-related crew transportation and lodging and material costs also increased purchased services and materials expense in the nine-month period of 2012.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher ongoing capital spending, increased depreciation expense in the third quarter and year-to-date periods in 2012 compared to 2011.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other rent expenses; and office and other rentals. Increased automotive and intermodal shipments, partially offset by improved car-cycle times, drove a $9 million and $23 million increase in our short-term freight car rental expense in the third quarter and year-to-date periods of 2012, respectively, compared to 2011. Conversely, lower locomotive lease expenses compared to both periods in 2011 partially offset the higher freight car rental expense.

Other – Other expenses include personal injury, freight and property damage, destruction of equipment owned by others, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Other costs in the third quarter of 2012 were lower than the same period in 2011 as lower destroyed equipment and damaged freight costs more than offset higher property tax and personal injury expenses. Despite continual improvement in our safety experience and lower estimated annual costs, personal injury expense increased in the third quarter of 2012 compared to 2011, as the liability reduction related to claim experience for past years was less than the reduction in 2011. The year-to-date increase versus 2011 is primarily attributable to higher property taxes.

Non-Operating Items

Millions	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Other income	$28	$17	65%	$65	$58	12%
Interest expense	(137)	(142)	(4)	(407)	(431)	(6)
Income taxes	(635)	(549)	16	(1,771)	(1,406)	26

Other Income – Other income increased in the third quarter of 2012 versus the same period of 2011 due to a loss on non-operating property in 2011. Year-to-date, other income increased due to larger gains on non-operating property, partially offset by environmental costs on non-operating properties and costs related to early redemption of existing long-term debt in the second quarter of 2012.

Interest Expense – Interest expense decreased in the third quarter of 2012 versus 2011 due to a lower effective interest rate of 5.8% versus 6.2%, partially offset by an increased weighted-average debt level in 2012 of $9.4 billion versus $9.2 billion in 2011. Year-to-date, a lower weighted-average debt level of $9.0 billion in 2012 versus $9.2 billion in 2011, along with a lower effective interest rate in 2012 of 6.0% versus 6.2% in 2011 drove a decrease in interest expense.

Income Taxes – Higher pre-tax income primarily drove the increase in income taxes in the third quarter and year-to-date in 2012 compared to 2011. Our effective tax rate for the third quarter of 2012 was 37.9% compared to 37.8% in 2011. Our year-to-date effective tax rate for 2012 was 37.9% compared to 37.7% in 2011. The year-to-date 2012 effective tax rate was higher than the 2011 rate primarily because of the benefit from the reduction in the Arizona state tax rate in 2011.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Average train speed (miles per hour)	26.1	24.6	6%	26.4	25.6	3%
Average terminal dwell time (hours)	26.0	26.2	(1)%	26.0	26.1	- %
Average rail car inventory (thousands)	268.0	274.4	(2)%	270.7	272.5	(1)%
Gross ton-miles (billions)	245.4	250.9	(2)%	720.4	725.5	(1)%
Revenue ton-miles (billions)	133.3	140.0	(5)%	392.6	405.0	(3)%
Operating ratio	66.6	69.1	(2.5) pts	68.0	71.6	(3.6) pts
Employees (average)	46,205	45,507	2%	45,882	44,841	2%
Customer satisfaction index	94	91	3 pts	93	91	2 pts

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the Association of American Railroads (AAR), increased 6% and 3% in the third quarter and year-to-date periods of 2012 versus 2011, respectively. Efficient operations and relatively mild weather conditions during the first nine months of the year compared favorably to the same period in 2011, during which severe winter weather, flooding, and extreme heat and drought affected various parts of our network. We continued operating a fluid and efficient network while handling essentially the same volume and adjusting operations to accommodate increased capital project work on our network compared to 2011.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time improved 1% in the third quarter and remained flat during the nine-month period of 2012 compared to 2011, despite a shift in traffic mix to more manifest shipments, which require more switching at terminals.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Faster train speeds and lower terminal dwell improve productivity, which allows us to reduce the number of cars in our fleet. Despite a shift in traffic mix to shale-related and automotive shipments with longer cycle times, productivity improvements reduced average rail car inventory by 2% and 1% in the third quarter and year-to-date periods compared to 2011.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles declined 1% during the nine-month period of 2012 compared to the same period in 2011, while revenue ton-miles decreased 3% and carloads remained relatively flat. Changes in commodity mix drove the variance in year-over-year growth between gross ton-miles, revenue ton-miles and carloads, which is consistent with third quarter results.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio improved 2.5 points to a record low 66.6% in the third quarter of 2012 versus the same period of 2011 and 3.6 points to 68.0% in the nine-month period of 2012 versus 2011. Core pricing gains, efficient operations and cost reductions more than offset the impact of inflation for the third quarter of 2012 versus the same period in 2011. Year-to-date, core pricing gains and improved fuel recovery provisions more than offset the impact of higher fuel prices and inflation.

Employees – Employee levels were up 2% in the third quarter and nine-month periods of 2012 versus 2011. Increased work on capital projects during the mild winter which continued into the summer months, along with capital projects for positive train control, accounted for almost all of the increase in employee levels in both periods.

Customer Satisfaction Index – Our customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement in survey results generally reflects customer recognition of our service quality.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	Sep. 30, 2012	Dec. 31, 2011
Debt (a)	$9,486	$8,906
Equity	19,549	18,578
Capital (b)	$29,035	$27,484
Debt to capital (a/b)	32.7%	32.4%

Millions, Except Percentages	Sep. 30, 2012	Dec. 31, 2011
Debt	$9,486	$8,906
Net present value of operating leases	3,096	3,224
Unfunded pension and OPEB	548	623
Adjusted debt (a)	13,130	12,753
Equity	19,549	18,578
Adjusted capital (b)	$32,679	$31,331
Adjusted debt to capital (a/b)	40.2%	40.7%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 6.0% at September 30, 2012 and 6.2% at December 31, 2011. The lower discount rate reflects changes to interest rates and our current financing costs. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows Millions, for the Nine Months Ended September 30	2012	2011
Cash provided by operating activities	$4,366	$4,334
Cash used in investing activities	(2,866)	(2,241)
Cash used in financing activities	(1,587)	(1,532)
Net change in cash and cash equivalents	$(87)	$561

Operating Activities

Higher pre-tax income in the first nine months of 2012 increased cash provided by operating activities compared to the same period of 2011, offset by lower tax benefits from bonus depreciation and payments for past wages based on national labor negotiations settled earlier this year.

Investing Activities

Higher capital investments in the first nine months of 2012 drove the increase in cash used in investing activities compared to the same period in 2011. Included in capital investments in the first nine months of 2012 was $75 million for the early buyout of locomotives under long-term operating and capital leases, which we exercised due to favorable economic terms and market conditions.

The table below details cash capital investments:

Millions, for the Nine Months Ended September 30	2012	2011
Rail and other track material	$558	$513
Ties	332	302
Ballast	153	169
Other [a]	193	220
Total road infrastructure replacements	1,236	1,204

Line expansion and other capacity projects	345	213
Commercial facilities	113	33
Total capacity and commercial facilities	458	246

Locomotives and freight cars	798	550
Positive train control	260	144
Technology and other	124	74
Total cash capital investments	$2,876	$2,218

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Capital Plan – In 2012, we intend to make new capital investments of approximately $3.6 billion under our capital plan, which may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. In addition, we project expenditures of $96 million ($91 million recognized in the first nine months) for the early buyout of long-term locomotive leases.

Financing Activities

Cash used in financing activities increased in the first nine months of 2012 versus the same period of 2011 driven by higher dividend payments in 2012 of $860 million compared to $607 million in 2011, reflecting higher dividends per share and an increase of $143 million for the repurchase of shares under our common stock repurchase program. Additional net debt of $419 million partially offset the increase.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Free cash flow was lower in 2012 despite record earnings as a result of lower tax benefits from bonus depreciation, additional capital spending and higher dividend payouts.

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

Millions, for the Nine Months Ended September 30	2012	2011
Cash provided by operating activities	$4,366	$4,334
Cash used in investing activities	(2,866)	(2,241)
Dividends paid	(860)	(607)
Free cash flow	$640	$1,486

Credit Facilities – At September 30, 2012, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the nine months ended September 30, 2012. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At September 30, 2012, and December 31, 2011 (and at all times during the year), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2012, the debt-to-net-worth coverage ratio allowed us to carry up to $39.1 billion of debt (as defined in the facility), and we had $10.1 billion of debt (as defined in the facility) outstanding at that date. Under our capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the nine months ended September 30, 2012, we issued and repaid commercial paper of $50 million. At September 30, 2012, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

During the third quarter of 2012, we acquired 269 locomotives by exercising early buy-out rights in certain operating and capital lease agreements. Following the acquisition of the locomotives, we sold them to financing parties and entered into capital lease financing agreements with these parties. We did not recognize any gains or losses as a result of these transactions. Capital lease obligations totaling $229 million are reported in our Consolidated Statements of Financial Position as debt at September 30, 2012.

At both September 30, 2012 and December 31, 2011, we reclassified as long-term debt approximately $100 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Redemption – On April 28, 2012, we redeemed all $100 million of our outstanding 5.70% Tooele County, Utah Hazardous Waste Treatment Revenue Bonds due November 1, 2026. The redemption resulted in an early extinguishment charge of $2 million in the second quarter of 2012.

Receivables Securitization Facility – Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at September 30, 2012 and December 31, 2011, respectively. The value of the outstanding undivided interest held by investors under the facility was $100 million at September 30, 2012 and December 31, 2011, respectively, and is included in our Condensed Consolidated Statements of Financial Position as debt due after one year. The value of the undivided interest held by investors was supported by $1.3 billion and $1.1 billion of accounts receivable at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, the value of the interest retained by UPRI was $1.3 billion and $1.1 billion, respectively. This retained interest is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of September 30, 2012. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $5.1 billion and $4.9 billion during the three months ended September 30, 2012 and 2011, respectively, and $14.9 billion and $13.8 billion during the nine months ended September 30, 2012 and 2011, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended September 30, 2012 and 2011, and $3 million for the nine months ended September 30, 2012 and 2011.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

In July 2012, the receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

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

Share Repurchase Program – The shares repurchased in the first quarter of 2011, shown in the table below, were repurchased under our authorized repurchase program that expired on March 31, 2011. Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million common shares by March 31, 2014, replacing our previous repurchase program. The shares repurchased in the second and third quarters of 2011, and the first, second and third quarters of 2012 shown in the table below, were purchased under the new program. As of September 30, 2012, we had repurchased a total of $6.9 billion of UPC common stock since the commencement of purchases under our repurchase programs.

	Number of Shares Purchased		Average Price Paid
	2012	2011	2012	2011
First quarter	3,917,369	2,636,178	$110.64	$94.10
Second quarter	3,770,528	3,576,399	110.02	100.75
Third quarter	3,098,812	4,681,535	122.13	91.45
Total	10,786,709	10,894,112	$113.72	$95.14
Remaining number of shares that may yet be repurchased				17,069,699

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

The following tables identify material obligations and commitments as of September 30, 2012:

Contractual Obligations Millions		Oct. 1 through Dec. 31, 2012	Payments Due by Dec. 31,
	Total		2013	2014	2015	2016	After 2016	Other
Debt [a]	$13,163	$63	$970	$904	$632	$769	$9,825	$-
Operating leases [b]	4,241	82	521	443	402	365	2,428	-
Capital lease obligations [c]	2,479	106	270	261	250	230	1,362	-
Purchase obligations [d]	5,425	830	2,028	996	353	319	867	32
Other postretirement benefits [e]	1,671	40	161	166	171	176	957	-
Income tax contingencies [f]	115	32	-	-	-	-	-	83
Total contractual obligations	$27,094	$1,153	$3,950	$2,770	$1,808	$1,859	$15,439	$115

[a]	Excludes capital lease obligations of $1,876 million and unamortized discount of ($366) million. Includes an interest component of $5,187 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $603 million.

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

[f]

Income tax contingencies reflect the recorded liability for unrecognized tax benefits, including interest and penalties, at September 30, 2012. Where we can reasonably estimate the years in which these liabilities may be settled, this is shown in the table. For amounts where we cannot reasonably estimate the year of settlement, they are reflected in the Other column.

Other Commercial Commitments Millions		Oct. 1 through Dec. 31, 2012	Amount of Commitment Expiration by Dec. 31,
	Total		2013	2014	2015	2016	After 2016
Credit facilities [a]	$1,800	$-	$-	$-	$1,800	$-	$-
Receivables securitization facility [b]	600	-	600	-	-	-	-
Guarantees [c]	309	2	8	214	12	30	43
Standby letters of credit [d]	24	7	17	-	-	-	-
Total commercial commitments	$2,733	$9	$625	$214	$1,812	$30	$43

[a]	None of the credit facility was used as of September 30, 2012.

[b]	$100 million of the receivables securitization facility was utilized at September 30, 2012, which is accounted for as debt. The full program matures in July 2013.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of September 30, 2012.

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

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Liquidity and Capital Resources” in Item 2 regarding our capital plan and statements under the caption “Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments”. Forward-looking statements and information also include any other statements or information in this report regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

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

ENVIRONMENTAL MATTERS

As reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, on May 4, 2012, the Sacramento County Environmental Management Department issued an administrative Enforcement Order to UPRR, alleging various permitting and hazardous waste management, disposal and record keeping violations at one facility within the company’s Roseville railyard On August 7, 2012, UPRR entered into a Stipulation and Order with the Sacramento County Environmental Management Department, which did not include admission of liability by UPRR for the alleged violations, and required payment of a civil penalty to the County in the amount of $60,615 in full settlement of the violations alleged in the agency’s May 4, 2012 Enforcement Order.

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

On June 21, 2012, Judge Friedman issued his decision certifying a class of plaintiffs to be represented by the eight named plaintiffs. The class includes all shippers that paid a rate-based fuel surcharge to any one of the defendant railroads for rate-unregulated rail transportation from July 1, 2003 through December 1, 2008. This is a procedural ruling, which does not affirm any of the claims asserted by the plaintiffs and does not affect the ability of the railroad defendants to disprove the allegations made by the plaintiffs. On July 5, 2012, the defendant railroads filed a petition with the U.S. Court of Appeals for the District of Columbia requesting that the court review the class certification ruling. On August 28, 2012, a panel of the Circuit Court of the District of Columbia referred the petition to a merits panel of the court to address the issues in the petition and to address whether the district court properly granted class certification.

We deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2012:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Jul. 1 through Jul. 31	402,058	$121.70	93,137	20,075,374
Aug. 1 through Aug. 31	927,234	123.29	853,893	19,221,481
Sep. 1 through Sep. 30	2,204,263	122.08	2,151,782	17,069,699
Total	3,533,555	$122.35	3,098,812	N/A

[a]

Total number of shares purchased during the quarter includes 434,743 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On April 1, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $14.5 billion and $13.8 billion at September 30, 2012 and December 31, 2011, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2012 and 2011.

12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2012 and 2011.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - John J. Koraleski.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – John J. Koraleski and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 (filed with the SEC on October 18, 2012), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended September 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Financial Position at September 30, and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2012 and 2011, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2012 and 2011, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated: October 18, 2012

UNION PACIFIC CORPORATION

(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)