Form 10-K
period 2012-12-31
UNION PACIFIC CORP
filed 2013-02-08
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☐  Yes             ☑  No

As of June 29, 2012, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $56.2 billion.

The number of shares outstanding of the registrant’s Common Stock as of February 1, 2013 was 469,298,732.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2013, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

UNION PACIFIC CORPORATION

February 8, 2013

Fellow Shareholders:

Last year was a historic milestone for Union Pacific, marking 150 years of building America. It was our most profitable year on record, leading the U.S. rail industry in overall financial performance. Our 2012 results are a testament to the strength and diversity of our franchise and the dedication and commitment of our employees. For the first time, we achieved a sub-70 operating ratio of 67.8 percent, contributing to record earnings per share of $8.27, and a best-ever return on invested capital of 14.0 percent. Shareholders were rewarded with increased financial returns, including a 29 percent increase in dividends declared per share compared to 2011 and $1.5 billion in share repurchases. UP’s stock price reached new highs in 2012, increasing 19 percent and outpaced the S&P 500 by 5 points.

Despite a challenging economic environment and a significantly weaker coal market, our diverse portfolio of business, including shale-related crude oil and frac sand moves, automotive shipments, chemicals, and domestic intermodal traffic, offset the 14 percent decline in coal volumes. Operationally, we successfully managed the shifts in business mix, improved network efficiency and fluidity, and operated a safer railroad.

We achieved these record results by following a very straightforward strategy – an unrelenting focus on creating value for our customers by providing safe, efficient, and reliable service. In turn, customers rewarded us with record satisfaction ratings, clearly valuing our service offerings and the efficiencies we provide as part of their total supply chain. In addition, with our Total Safety Culture and The UP Way infused throughout the Company, employee injuries hit a record low in 2012, capping more than a decade of significant improvement.

Our capital investments play a critical role in meeting the long-term demand for freight transportation in the U.S. In 2012, we invested a record $3.7 billion across our network, supported by our best-ever financial returns. Over half was spent on replacing and hardening our infrastructure to further enhance safety and reliability. The balance was invested to increase customer value, support business growth, and advance efforts on Positive Train Control (PTC) implementation, a federally mandated program. Through 2012, we have invested nearly $750 million dollars of our estimated $2 billion spend on PTC.

A significant portion of our growth capital investment in 2012 was targeted to the southern region of our network to meet growing demand for new business, particularly in the shale-related energy arena. The increasing development of oil production in various domestic shale formations is providing an emerging market opportunity for rail with shipments of inbound frac sand and pipe, and outbound crude oil. In 2012, the impact was substantial – our crude oil shipments grew more than three fold compared to 2011. Going forward, we anticipate continued opportunities for growth in this market driven by our proven ability to provide an efficient and flexible transportation solution for growing demand.

In an evolving marketplace, our franchise diversity remains an absolute core strength of Union Pacific. An increasing U.S. population base will stimulate long-term growth for many of the goods we carry. To meet this growing demand, we anticipate continued opportunities to convert freight from the highway, supported by our integrated network, competitive service offerings, and environmental advantages. We also play a vital role in the global supply chain, with international trade currently representing more than 30 percent of our revenue base. In particular, as the only railroad to serve all six major gateways to Mexico, we are in an excellent position to benefit from economic growth in that country.

The men and women of Union Pacific are proud of the Company’s 150-year history, but we’re squarely focused on the opportunities the future presents, as well as its challenges. The results achieved in 2012 demonstrate the power and potential of our franchise as we continue to run an even safer railroad, help our country grow, create value for our customers, and increase financial returns for our shareholders. Our future is bright as we see even greater prospects in the years to come.

President & Chief Executive Officer

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

John J. Koraleski

President and

Chief Executive Officer

Union Pacific Corporation and

Union Pacific Railroad Company

Charles C. Krulak

General, USMC, Ret.

President

Birmingham – Southern College

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

Chairman

Union Pacific Corporation and

Union Pacific Railroad Company

SENIOR MANAGEMENT

James R. Young

Chairman

Union Pacific Corporation and

Union Pacific Railroad Company

John J. Koraleski

President and

Chief Executive Officer

Union Pacific Corporation and

Union Pacific Railroad Company

Eric L. Butler

Executive Vice President-

Marketing and Sales

Union Pacific Railroad Company

Diane K. Duren

Executive Vice President

Union Pacific Corporation

Charles R. Eisele

Senior Vice President–Strategic

Planning

Union Pacific Corporation

Lance M. Fritz

Executive Vice President–

Operations

Union Pacific Railroad Company

Mary Sanders Jones

Vice President and Treasurer

Union Pacific Corporation

D. Lynn Kelley

Vice President–Continuous

Improvement

Union Pacific Railroad Company

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

Vice President–External Relations

Union Pacific Corporation

Barbara W. Schaefer

Senior Vice President–Human Resources and Secretary

Union Pacific Corporation

Lynden L. Tennison

Senior Vice President and

Chief Information Officer

Union Pacific Corporation

Gayla L. Thal

Senior Vice President–Law

and General Counsel

Union Pacific Corporation

Jeffrey P. Totusek

Vice President and Controller

Union Pacific Corporation

Robert W. Turner

Senior Vice President–

Corporate Relations

Union Pacific Corporation

William R. Turner

Vice President–Labor Relations

Union Pacific Railroad Company

PART I

Item 1. Business

GENERAL

Union Pacific Railroad is the principal operating company of Union Pacific Corporation. One of America’s most recognized companies, Union Pacific Railroad links 23 states in the western two-thirds of the country by rail, providing a critical link in the global supply chain. The Railroad’s diversified business mix includes Agricultural Products, Automotive, Chemicals, Coal, Industrial Products and Intermodal. Union Pacific serves many of the fastest-growing U.S. population centers, operates from all major West Coast and Gulf Coast ports to eastern gateways, connects with Canada’s rail systems and is the only railroad serving all six major Mexico gateways. Union Pacific provides value to its roughly 10,000 customers by delivering products in a safe, reliable, fuel-efficient and environmentally responsible manner.

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

OPERATIONS

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide revenue by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. Additional information regarding our business and operations, including revenue and financial information and data and other information regarding environmental matters, is presented in Risk Factors, Item 1A; Legal Proceedings, Item 3; Selected Financial Data, Item 6; Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7; and the Financial Statements and Supplementary Data, Item 8 (which include information regarding revenues, statements of income, and total assets).

Operations – UPRR is a Class I railroad operating in the U.S. We have 31,868 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern U.S. gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our freight traffic consists of bulk, manifest, and premium business. Bulk traffic is primarily coal, grain, rock, or soda ash in unit trains – trains transporting a single commodity from one source to one destination. Manifest traffic is individual carload or less than train-load business and includes  commodities  such  as  lumber,  steel,  paper,

2012 Freight Revenue

food and chemicals. The transportation of finished vehicles, intermodal containers and truck trailers is part of our premium business. In 2012, we generated freight revenues totaling $19.7 billion from the following six commodity groups:

Agricultural – Transportation of grains, commodities produced from these grains, and food and beverage products generated 17% of the Railroad’s 2012 freight revenue. The Company accesses most major grain markets, linking the Midwest and western producing areas to export terminals in the Pacific Northwest and Gulf Coast ports, as well as Mexico. We also serve significant domestic markets, including grain processors, animal feeders and ethanol producers in the Midwest, West, South and Rocky Mountain states. Unit trains, which transport a single commodity between producers and export terminals or domestic markets, represent approximately 35% of agricultural shipments.

Automotive – We are the largest automotive carrier west of the Mississippi River and operate or access over 40 vehicle distribution centers. The Railroad’s extensive franchise serves vehicle assembly plants and connects to West Coast ports and the Port of Houston to accommodate both import and export shipments. In addition to transporting finished vehicles, UP provides expedited handling of automotive parts in both boxcars and intermodal containers destined for Mexico, the U.S. and Canada. The automotive group generated 9% of Union Pacific’s freight revenue in 2012.

Chemicals – Transporting chemicals generated 16% of our freight revenue in 2012. The Railroad’s unique franchise serves the chemical producing areas along the Gulf Coast, where roughly two-thirds of the Company’s chemical business originates, terminates or travels. Our chemical franchise also accesses chemical producers in the Rocky Mountains and on the West Coast. The Company’s chemical shipments include three broad categories: Petrochemicals, Fertilizer and Soda Ash. Petrochemicals include industrial chemicals, plastics and petroleum products, including crude oil and liquid petroleum gases. The petroleum products primarily originate from the Bakken shale formation in North Dakota and the Permian and Eagle Ford shale formations in Texas, which we also deliver to the Gulf Coast area. Fertilizer movements originate in the Gulf Coast region, the western part of the U.S. and Canada for delivery to major agricultural users in the Midwest, western U.S. and abroad. Soda ash originates in southwestern Wyoming and California, destined for chemical and glass producing markets in North America and abroad.

Coal – Shipments of coal and petroleum coke accounted for 20% of our freight revenue in 2012. The Railroad’s network supports the transportation of coal and petroleum coke to utilities and industrial facilities throughout the U.S. Through interchange gateways and ports, UP’s reach extends to eastern U.S. utilities, Mexico, Europe and Asia. Water terminals allow the Railroad to move western U.S. coal east via the Mississippi and Ohio Rivers, as well as the Great Lakes. Export coal moves through West Coast ports to Asia and through Mississippi River and Gulf Coast terminals to Europe. Coal traffic originating in the Southern Powder River Basin (SPRB) area of Wyoming is the largest segment of UP’s coal business.

Industrial Products – Our extensive network facilitates the movement of numerous commodities between thousands of origin and destination points throughout North America. The Industrial Products commodity group consists of several categories, including construction products, metals, minerals, paper, consumer goods, lumber and other miscellaneous products. In 2012, this group generated 18% of Union Pacific’s total freight revenue. Commercial and highway construction drives shipments of steel and construction products, consisting of rock, cement and roofing materials. Oil and gas drilling generates demand for raw steel, finished pipe, frac sand and drilling fluid products. Industrial manufacturing plants receive nonferrous metals and industrial minerals. Paper and consumer goods, including furniture and appliances, move to major metropolitan areas for consumers. Lumber shipments originate primarily in the Pacific Northwest and Canada and move throughout the U.S. for use in new home construction and repair and remodeling.

Intermodal – Our Intermodal business includes two shipment categories: international and domestic. International business consists of imported and exported container traffic that mainly passes through West Coast ports served by UP’s extensive terminal network. Domestic business includes container and trailer traffic picked up and delivered within North America for intermodal marketing companies (primarily shipper agents and logistics companies), as well as truckload carriers. Less-than-truckload and package carriers with time-sensitive business requirements are also an important part of these domestic shipments. Together, international and domestic business generated 20% of UP’s 2012 freight revenue.

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

Working Capital – At December 31, 2012 and 2011, we had a working capital surplus. This reflects a strong cash position, which provides enhanced liquidity in an uncertain economic environment. In addition, we believe we have adequate access to capital markets to meet any foreseeable cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Competition – We are subject to competition from other railroads, motor carriers, ship and barge operators, and pipelines. Our main rail competitor is Burlington Northern Santa Fe LLC. Its rail subsidiary, BNSF Railway Company (BNSF), operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other railroads and motor carriers. Motor carrier competition exists for five of our six commodity groups (excluding coal). Because of the proximity of our routes to major inland and Gulf Coast waterways, barges can be particularly competitive, especially for grain and bulk commodities. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, or legislation releasing motor carriers from their size or weight limitations, could have a material adverse effect on our business.

Key Suppliers – We depend on two key domestic suppliers of high horsepower locomotives. Due to the capital intensive nature of the locomotive manufacturing business and sophistication of this equipment, potential new suppliers face high barriers of entry into this industry. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives for any reason, including insolvency or bankruptcy, we could experience a significant cost increase and risk reduced availability of the locomotives that are necessary to our operations. Additionally, for a high percentage of our rail purchases, we utilize two suppliers (one domestic and one international) that meet our specifications. Rail is critical for both maintenance of our network and replacement and improvement or expansion of our network and facilities. Rail manufacturing also has high barriers of entry, and, if one of those suppliers discontinues operations for any reason, including insolvency or bankruptcy, we could experience cost increases and difficulty obtaining rail.

Employees – Approximately 86% of our 45,928 full-time-equivalent employees are represented by 14 major rail unions. During the year, we concluded the most recent round of negotiations, which began in

2010, with the ratification of new agreements by several unions that continued negotiating into 2012. All of the unions executed similar multi-year agreements that provide for higher employee cost sharing of employee health and welfare benefits and higher wages. The current agreements will remain in effect until renegotiated under provisions of the Railway Labor Act. The next round of negotiations will begin in early 2015.

Railroad Security – Our security efforts rely upon a wide variety of measures including employee training, cooperation with our customers, training of emergency responders, and partnerships with numerous federal, state, and local government agencies. While federal law requires us to protect the confidentiality of our security plans designed to safeguard against terrorism and other security incidents, the following provides a general overview of our security initiatives.

UPRR Security Measures – We maintain a comprehensive security plan designed to both deter and to respond to any potential or actual threats as they arise. The plan includes four levels of alert status, each with its own set of countermeasures. We employ our own police force, consisting of more than 200 commissioned and highly-trained officers. Our employees also undergo recurrent security and preparedness training, as well as federally-mandated hazardous materials and security training. We regularly review the sufficiency of our employee training programs. We maintain the capability to move critical operations to back-up facilities in different locations.

We have an emergency response management center, which operates 24 hours a day. The center receives reports of emergencies, dangerous or potentially dangerous conditions, and other safety and security issues from our employees, the public, and law enforcement and other government officials. In cooperation with government officials, we monitor both threats and public events, and, as necessary, we may alter rail traffic flow at times of concern to minimize risk to communities and our operations. We comply with the hazardous materials routing rules and other requirements imposed by federal law. We also design our operating plan to expedite the movement of hazardous material shipments to minimize the time rail cars remain idle at yards and terminals located in or near major population centers. Additionally, in compliance with Transportation Security Agency regulations, we deployed information systems and instructed employees in tracking and documenting the handoff of Rail Security Sensitive Material with customers and interchange partners.

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

Cooperation with Federal, State, and Local Government Agencies – We work closely on physical and cyber security initiatives with government agencies that include the DOT and the Department of Homeland Security (DHS), as well as local police departments, fire departments, and other first responders. In conjunction with DOT, DHS, and other railroads, we sponsor Operation Respond, which provides first responders with secure links to electronic railroad resources, including mapping systems, shipment records, and other essential information required by emergency personnel to respond to accidents and other situations. We also participate in the National Joint Terrorism Task Force, a multi-agency effort established by the U.S. Department of Justice and the Federal Bureau of Investigation to combat and prevent terrorism.

We work with the Coast Guard, U.S. Customs and Border Protection (CBP), and the Military Transport Management Command which monitor shipments entering the UPRR rail network at U.S. border crossings and ports. We were the first railroad in the U.S. to be named a partner in CBP’s Customs-Trade Partnership Against Terrorism, a partnership designed to develop, enhance, and maintain effective security processes throughout the global supply chain.

Cooperation with Customers and Trade Associations – Along with other railroads, we work with the American Chemistry Council to train approximately 200,000 emergency responders annually. We work with many of our chemical shippers to establish plant security plans, and we continue to take steps to more closely monitor and track hazardous materials shipments. In cooperation with the Federal Railroad Administration (FRA) and other interested groups, we are also working to develop additional improvements to tank car design that will further limit the risk of releases of hazardous materials.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

Governmental Regulation – Our operations are subject to a variety of federal, state, and local regulations, generally applicable to all businesses. (See also the discussion of certain regulatory proceedings in Legal Proceedings, Item 3.)

The operations of the Railroad are also subject to the regulatory jurisdiction of the STB. The STB has jurisdiction over rates charged on certain regulated rail traffic; common carrier service of regulated traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers. In 2012, the STB continued its efforts to explore whether to expand rail regulation. The STB has requested parties to submit studies that describe and quantify the potential impact of expanded reciprocal switching or trackage rights arrangements on railroads. Although several bills involving railroad regulation expired during the last session of Congress, we continually monitor any legislative activity involving rail and transportation regulation.

The operations of the Railroad also are subject to the regulations of the FRA and other federal and state agencies. On January 12, 2010, the FRA issued initial rules governing installation of Positive Train Control (PTC) by the end of 2015. The final regulation is still forthcoming. Although still under development, PTC is a collision avoidance technology intended to override locomotive controls and stop a train before an accident. Following the issuance of the initial rules, the FRA acknowledged that projected costs will exceed projected benefits by a ratio of at least 22 to one, and we estimate that our costs will be higher than those assumed by the FRA. In August 2012, the FRA provided Congress with a status report regarding implementation of PTC. This report indicated that the rail industry will likely achieve only partial deployment of PTC by the current deadline due to significant technical and other issues. Through 2012, we have invested nearly $750 million in the development of PTC.

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

We Must Manage Fluctuating Demand for Our Services and Network Capacity – If there is significant demand for our services that exceeds the designed capacity of our network, we may experience network difficulties, including congestion and reduced velocity, that could compromise the level of service we provide to our customers. This level of demand may also compound the impact of weather and weather-related events on our operations and velocity. Although we continue to improve our transportation plan, add capacity, improve operations at our yards and other facilities, and improve our ability to address surges in demand for any reason with adequate resources, we cannot be sure that these measures will fully or adequately address any service shortcomings resulting from demand exceeding our planned capacity. We may experience other operational or service difficulties related to network capacity, dramatic and unplanned increases or decreases of demand for rail service with respect to one or more of our commodity groups or operating regions, or other events that could have a negative impact on our operational efficiency, any of which could have a material adverse effect on our results of operations, financial condition, and liquidity. In the event that we experience significant reductions of demand for rail services with respect to one or more of our commodity groups, we may experience increased costs associated with resizing our operations, including higher unit operating costs and costs for the storage of locomotives, rail cars, and other equipment; work-force adjustments; and other related activities, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We Are Subject to Significant Governmental Regulation – We are subject to governmental regulation by a significant number of federal, state, and local authorities covering a variety of health, safety, labor, environmental, economic (as discussed below), and other matters. Many laws and regulations require us to obtain and maintain various licenses, permits, and other authorizations, and we cannot guarantee that we will continue to be able to do so. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments or regulators may change the legislative or regulatory frameworks within which we operate without providing us any recourse to address any adverse effects on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution, business relationships with other railroads, calculation of our cost of capital or other inputs relevant to computing our revenue adequacy, the prices we charge, and costs and expenses. Significant legislative activity in Congress or regulatory activity by the STB could expand regulation of railroad operations and prices for rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition, and liquidity. As part of the Rail Safety Improvement Act of 2008, rail carriers must currently implement PTC by the end of 2015, which could have a material adverse effect on our ability to make other capital investments. Rail carriers may not meet the mandatory deadline for PTC implementation. One or more consolidations of Class I railroads could also lead to increased regulation of the rail industry.

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

TRACK

Our rail network includes 31,868 route miles. We own 26,020 miles and operate on the remainder pursuant to trackage rights or leases. The following table describes track miles at December 31, 2012 and 2011.

	2012	2011
Route	31,868	31,898
Other main line	6,715	6,644
Passing lines and turnouts	3,124	3,112
Switching and classification yard lines	9,046	8,999
Total miles	50,753	50,653

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

Top 10 Classification Yards	2012	Avg. Daily Car Volume 2011
North Platte, Nebraska	2,300	2,200
North Little Rock, Arkansas	1,600	1,600
Englewood (Houston), Texas	1,500	1,400
Fort Worth, Texas	1,400	1,300
Proviso (Chicago), Illinois	1,300	1,400
Livonia, Louisiana	1,300	1,300
Pine Bluff, Arkansas	1,200	1,200
Roseville, California	1,200	1,200
West Colton, California	1,100	1,100
Neff (Kansas City), Missouri	1,000	1,000

Top 10 Intermodal Terminals	2012	Annual Lifts 2011
ICTF (Los Angeles), California	448,000	432,000
East Los Angeles, California	427,000	428,000
Global 4 (Joliet), Illinois	347,000	298,000
Dallas, Texas	310,000	261,000
Global I (Chicago), Illinois	306,000	295,000
Yard Center (Chicago), Illinois	273,000	277,000
Marion (Memphis), Tennessee	271,000	283,000
Global II (Chicago), Illinois	253,000	273,000
Mesquite, Texas	236,000	232,000
LATC (Los Angeles), California	230,000	226,000

RAIL EQUIPMENT

Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for maintenance, transportation of crews, and other activities. As of December 31, 2012, we owned or leased the following units of equipment:

Locomotives	Owned	Leased	Total	Average Age (yrs.)
Multiple purpose	5,468	2,365	7,833	17.3
Switching	400	24	424	32.9
Other	77	57	134	32.8
Total locomotives	5,945	2,446	8,391	N/A

Freight cars	Owned	Leased	Total	Average Age (yrs.)
Covered hoppers	13,008	17,946	30,954	19.6
Open hoppers	9,484	3,998	13,482	27.8
Gondolas	6,341	5,168	11,509	23.0
Boxcars	4,621	1,603	6,224	27.5
Refrigerated cars	2,438	4,263	6,701	25.1
Flat cars	2,742	684	3,426	30.6
Other	104	375	479	N/A
Total freight cars	38,738	34,037	72,775	N/A

Highway revenue equipment	Owned	Leased	Total	Average Age (yrs.)
Containers	17,207	36,714	53,921	6.6
Chassis	9,245	27,748	36,993	7.6
Total highway revenue equipment	26,452	64,462	90,914	N/A

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

2012 Capital Expenditures – During 2012, we made capital investments totaling $3.7 billion. (See the capital expenditures table in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Condition, Item 7.)

2013 Capital Expenditures – In 2013, we expect to make capital investments of approximately $3.6 billion, including expenditures for PTC of approximately $450 million. We may revise our 2013 capital plan if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See discussion of our 2013 capital plan in Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2013 Outlook, Item 7.)

OTHER

Equipment Encumbrances – Equipment with a carrying value of approximately $2.9 billion at both December 31, 2012 and 2011 served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

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

ENVIRONMENTAL MATTERS

On January 14, 2013, the Illinois Attorney General’s Office notified UPRR that it will seek a penalty against the Railroad for environmental conditions caused by its predecessor at a former locomotive fueling facility in South Pekin, Illinois. This former CNW facility discontinued fueling operations in the early 1980s. Subsequent environmental investigation revealed evidence of fuel releases to soil and groundwater. In January 2007, the State rejected UPRR’s proposed compliance commitment agreement and responded with a notice of intent to pursue legal action. UPRR continued to perform remedial investigations under the supervision of the Illinois EPA. In June 2012, the Illinois EPA approved UPRR’s proposed remedial action plan for the contaminated groundwater. Although no further action is required for the contamination, the State is now seeking to recover a penalty. The State has offered to settle the matter prior to litigation for payment of a $240,000 penalty. If we are unable to reach an agreement, the state will pursue legal action for a penalty, which we expect will exceed $100,000.

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

Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

The Board of Directors typically elects and designates our executive officers on an annual basis at the board meeting held in conjunction with the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information current as of February 8, 2013, relating to the executive officers.

Name	Position	Age	Business Experience During Past Five Years
James R. Young	Chairman of UPC and the Railroad	60	[1]

John J. Koraleski	President and Chief Executive Officer of UPC and the Railroad	62	[2]

Robert M. Knight, Jr.	Executive Vice President – Finance and Chief Financial Officer of UPC and the Railroad	55	Current Position

Diane K. Duren	Executive Vice President of UPC and the Railroad	53	[3]

Barbara W. Schaefer	Senior Vice President – Human Resources and Secretary of UPC and the Railroad	59	[4]

Gayla L. Thal	Senior Vice President – Law and General Counsel of UPC and the Railroad	56	[5]

Jeffrey P. Totusek	Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad	54	Current Position

Lance M. Fritz	Executive Vice President – Operations of the Railroad	50	[6]

Eric L. Butler	Executive Vice President – Marketing and Sales of the Railroad	52	[7]

[1]	On March 2, 2012, Mr. Young stepped down from his duties as President and Chief Executive Officer of UPC and the Railroad due to a health condition. He remains Chairman of the Board.

[2]

Mr. Koraleski was elected Chief Executive Officer and President of UPC and the Railroad effective March 2, 2012. He previously was Executive Vice President – Marketing and Sales of the Railroad effective March 1, 1999.

[3]

Ms. Duren was elected to her current position effective October 1, 2012. She previously was Vice President and General Manager – Chemicals effective August 1, 2006. In addition, Ms. Duren was elected Corporate Secretary, which will become effective March 1, 2013, upon Ms. Schaefer’s retirement.

[4]	Ms. Schaefer is retiring from UPC and the Railroad effective March 1, 2013.

[5]	Ms. Thal was elected to her current position effective March 15, 2012. She previously was Vice President – Law and Chief Compliance Officer effective December 1, 2005.

[6]

Mr. Fritz was elected to his current position effective September 1, 2010. He previously was Vice President – Operations of the Railroad, effective January 1, 2010. Mr. Fritz previously served as Vice President – Labor Relations effective March 1, 2008.

[7]	Mr. Butler was elected to his current position effective March 15, 2012. He previously was Vice President and General Manager – Industrial Products effective April 14, 2005.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “UNP”. The following table presents the dividends declared and the high and low prices of our common stock for each of the indicated quarters.

2012 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.60	$0.60	$0.60	$0.69
Common stock price:
High	117.40	119.82	129.27	128.38
Low	104.77	104.08	115.38	116.06

2011 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.38	$0.475	$0.475	$0.60
Common stock price:
High	99.50	105.60	107.89	106.60
Low	90.66	92.80	79.58	77.73

At February 1, 2013, there were 469,298,732 shares of common stock outstanding and 32,519 common shareholders of record. On that date, the closing price of the common stock on the NYSE was $133.96. We have paid dividends to our common shareholders during each of the past 113 years. We declared dividends totaling $1,180 million in 2012 and $938 million in 2011. On November 15, 2012, we increased the quarterly dividend to $0.69 per share, payable beginning on January 2, 2013, to shareholders of record on November 30, 2012. We are subject to certain restrictions regarding retained earnings with respect to the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends increased to $15.1 billion at December 31, 2012, from $13.8 billion at December 31, 2011. (See discussion of this restriction in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7.) We do not believe the restriction on retained earnings will affect our ability to pay dividends, and we currently expect to pay dividends in 2013.

Comparison Over One- and Three-Year Periods – The following table presents the cumulative total shareholder returns, assuming reinvestment of dividends, over one- and three-year periods for the Corporation (UNP), a peer group index (comprised of CSX Corporation and Norfolk Southern Corporation), the Dow Jones Transportation Index (DJ Trans), and the Standard & Poor’s 500 Stock Index (S&P 500).

Period	UNP	Peer Group	DJ Trans	S&P 500
1 Year (2012)	21.2%	(8.6)%	7.5%	16.0%
3 Year (2010-2012)	108.6	28.7	36.3	36.3

Five-Year Performance Comparison – The following graph provides an indicator of cumulative total shareholder returns for the Corporation as compared to the peer group index (described above), the DJ Trans, and the S&P 500. The graph assumes that $100 was invested in the common stock of Union Pacific Corporation and each index on December 31, 2007 and that all dividends were reinvested.

Purchases of Equity Securities – During 2012, we repurchased 13,804,709 shares of our common stock at an average price of $115.33. The following table presents common stock repurchases during each month for the fourth quarter of 2012:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Oct. 1 through Oct. 31	1,068,414	121.70	1,028,300	16,041,399
Nov. 1 through Nov. 30	659,631	120.84	655,000	15,386,399
Dec. 1 through Dec. 31	411,683	124.58	350,450	15,035,949
Total	2,139,728	$121.99	2,033,750	N/A

[a]

Total number of shares purchased during the quarter includes approximately 105,978 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

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

Millions, Except per Share Amounts, Carloads, Employee Statistics, and Ratios	2012	2011	2010	2009	2008
For the Year Ended December 31
Operating revenues [a]	$20,926	$19,557	$16,965	$14,143	$17,970
Operating income	6,745	5,724	4,981	3,379	4,070
Net income	3,943	3,292	2,780	1,890	2,335
Earnings per share - basic	8.33	6.78	5.58	3.76	4.57
Earnings per share - diluted	8.27	6.72	5.53	3.74	4.53
Dividends declared per share	2.49	1.93	1.31	1.08	0.98
Cash provided by operating activities	6,161	5,873	4,105	3,204	4,044
Cash used in investing activities	(3,633)	(3,119)	(2,488)	(2,145)	(2,738)
Cash used in financing activities	(2,682)	(2,623)	(2,381)	(458)	(935)
Cash used for common share repurchases	(1,474)	(1,418)	(1,249)	-	(1,609)
At December 31
Total assets	$47,153	$45,096	$43,088	$42,184	$39,509
Long-term obligations	24,157	23,201	22,373	22,701	21,314
Debt due after one year	8,801	8,697	9,003	9,636	8,607
Common shareholders’ equity	19,877	18,578	17,763	16,801	15,315
Additional Data
Freight revenues [a]	$19,686	$18,508	$16,069	$13,373	$17,118
Revenue carloads (units) (000)	9,048	9,072	8,815	7,786	9,261
Operating ratio (%) [b]	67.8	70.7	70.6	76.1	77.4
Average employees (000)	45.9	44.9	42.9	43.5	48.2
Financial Ratios (%)
Debt to capital [c]	31.2	32.4	34.2	37.0	36.8
Return on average common shareholders’ equity [d]	20.5	18.1	16.1	11.8	15.2

[a]

Includes fuel surcharge revenue of $2.6 billion, $2.2 billion, $1.2 billion, $0.6 billion, and $2.3 billion for 2012, 2011, 2010, 2009, and 2008, respectively, which partially offsets increased operating expenses for fuel. Fuel surcharge revenue is not comparable from year to year due to implementation of new mileage-based fuel surcharge programs in each respective year. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Revenues, Item 7.)

[b]	Operating ratio is defined as operating expenses divided by operating revenues.

[c]	Debt to capital is determined as follows: total debt divided by total debt plus common shareholders’ equity.

[d]	Return on average common shareholders’ equity is determined as follows: Net income divided by average common shareholders’ equity.

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

EXECUTIVE SUMMARY

2012 Results

•

Safety – Our employee safety results continued to improve in 2012. The employee injury incident rate per 200,000 employee hours declined 9% from 2011, to a new record low. These results reflect employee training, the move to standard work, and extensive efforts to identify and eliminate risk. Our use of technologies such as laser, ultrasound, and acoustic vibration monitoring, which help identify potential rail, wheel and axle failures before they occur contributed to the reduction of our equipment incident rate to 9.38 per million train miles, another best ever result. With respect to public safety, we closed 237 grade crossings in 2012 to reduce our exposure to incidents and continued use of video cameras on our locomotives to analyze public safety incidents. We now have camera-equipped locomotives in the lead position on over 97% of our through-freight trains. Despite our efforts during 2012, the rate of grade crossing incidents per million train miles increased 13% from 2011. Overall, our 2012 safety results reflect our structured approach to reduce risk and eliminate incidents for our employees, our customers and the public.

•

Financial Performance – We produced another record-setting year in 2012, generating operating income of $6.7 billion, an 18% increase over 2011. Despite flat volume, core pricing gains of 4.5% and higher fuel surcharge recoveries more than offset inflation and higher depreciation expense to drive the increase. Our operating ratio for 2012 of 67.8% was an all-time best, improving from last year’s operating ratio of 70.7%. Net income of $3.9 billion surpassed our previous milestone set in 2011, translating into earnings of $8.27 per diluted share for 2012.

•

Freight Revenues – Our freight revenues grew 6% year-over-year to $19.7 billion. Freight revenues for four of the six commodity groups increased despite flat volume. Volume declines in Coal and Agricultural Products offset double digit volume increases in Automotive and Chemicals. Core pricing gains and higher fuel surcharges drove the growth in freight revenue in 2012 compared to 2011. Fuel surcharges increased due to higher fuel prices, the lag effect of our programs (surcharges trail fluctuations in fuel price by approximately two months) and new fuel surcharge provisions in renegotiated contracts.

•

Network Operations – In 2012, our business mix changed significantly both geographically and by commodity. Nevertheless, by adjusting resources to match market and network requirements, we continued operating an efficient and fluid network. As reported to the Association of American Railroads (AAR), average train speed increased 4% in 2012 compared to 2011, reflecting more efficient operations and relatively mild weather conditions compared to 2011, which included severe winter weather, flooding, and extreme heat and drought that affected various parts of our network during the year. Average terminal dwell time remained flat despite a shift in business mix to more manifest traffic, which requires more switching, resulting in more terminal dwell time. Average rail car inventory decreased slightly, reflecting productivity improvements and ongoing initiatives designed to reduce the number of cars in our fleet. These operational improvements resulted in a record customer satisfaction index in 2012.

•

Fuel Prices – Despite consistent average crude oil barrel prices in 2011 and 2012, our price per gallon of diesel fuel consumed increased 3% due to higher crude oil to diesel conversion spreads. The higher spreads increased operating expenses by $105 million (excluding any impact from year-over-year volume). A 2% decline in gross-ton miles partially offset the higher expenses. Our fuel consumption rate did not change in 2012 from the rate in 2011.

•

Free Cash Flow – Cash generated by operating activities totaled $6.2 billion, reduced by $3.6 billion for cash used in investing activities and a 37% increase in dividends paid, yielding free cash flow of $1.4 billion. Free cash flow is defined as cash provided by operating activities (adjusted for the reclassification of our receivables securitization facility), less cash used in investing activities and dividends paid.

Free cash flow is not considered a financial measure under accounting principles generally accepted in the U.S. (GAAP) by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe free cash flow is important to management and investors in evaluating our financial performance and measures our ability to generate cash without additional external financings. Free cash flow should be considered in addition to, rather than as a substitute for, cash provided by operating activities. The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions	2012	2011	2010
Cash provided by operating activities	$6,161	$5,873	$4,105
Receivables securitization facility [a]	-	-	400
Cash provided by operating activities adjusted for the receivables securitization facility	6,161	5,873	4,505
Cash used in investing activities	(3,633)	(3,119)	(2,488)
Dividends paid	(1,146)	(837)	(602)
Free cash flow	$1,382	$1,917	$1,415

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

2013 Outlook

•

Safety – Operating a safe railroad benefits our employees, our customers, our shareholders, and the communities we serve. We will continue using a multi-faceted approach to safety, utilizing technology, risk assessment, quality control, training and employee engagement, and targeted capital investments. We will continue using and expanding the deployment of Total Safety Culture throughout our operations, which allows us to identify and implement best practices for employee and operational safety. Derailment prevention and the reduction of grade crossing incidents are critical aspects of our safety programs. We will continue our efforts to increase rail defect detection; improve or close crossings; and educate the public and law enforcement agencies about crossing safety through a combination of our own programs (including risk assessment strategies), various industry programs and local community activities across our network.

•

Network Operations – We will continue focusing on our six critical initiatives to improve safety, service and productivity during 2013. We are seeing solid contributions from reducing variability, continuous improvements, and standard work. Resource agility allows us to respond quickly to changing market conditions and network disruptions from weather or other events. The Railroad continues to benefit from capital investments that allow us to build capacity for growth and harden our infrastructure to reduce failure.

•

Fuel Prices – Uncertainty about the economy makes projections of fuel prices difficult. We again could see volatile fuel prices during the year, as they are sensitive to global and U.S. domestic demand, refining capacity, geopolitical events, weather conditions and other factors. To reduce the impact of fuel price on earnings, we will continue seeking cost recovery from our customers through our fuel surcharge programs and expanding our fuel conservation efforts.

•

Capital Plan – In 2013, we plan to make total capital investments of approximately $3.6 billion, including expenditures for Positive Train Control (PTC), which may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See further discussion in this Item 7 under Liquidity and Capital Resources – Capital Plan.)

•

Positive Train Control – In response to a legislative mandate to implement PTC, we expect to spend approximately $450 million during 2013 on developing and deploying PTC. We currently estimate that PTC, in accordance with implementing rules issued by the Federal Rail Administration (FRA), will cost us approximately $2 billion by the end of the project. This includes costs for installing the new system along our tracks, upgrading locomotives to work with the new system, and adding digital data communication equipment to integrate the components of the system.

•

Financial Expectations – We are cautious about the economic environment but if industrial production grows approximately 2% as projected, volume should exceed 2012 levels. Even with no volume growth, we expect earnings to exceed 2012 earnings, generated by real core pricing gains, on-going network improvements and operational productivity initiatives. We also expect that a new bonus depreciation program under federal tax laws will positively impact cash flows in 2013.

RESULTS OF OPERATIONS

Operating Revenues

Millions	2012	2011	2010	% Change 2012 v 2011	% Change 2011 v 2010
Freight revenues	$19,686	$18,508	$16,069	6%	15%
Other revenues	1,240	1,049	896	18	17
Total	$20,926	$19,557	$16,965	7%	15%

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

Freight revenues from four of our six commodity groups increased during 2012 compared to 2011. Revenues from coal and agricultural products declined during the year. Our franchise diversity allowed us to take advantage of growth from shale-related markets (crude oil, frac sand and pipe) and strong automotive manufacturing, which offset volume declines from coal and agricultural products. ARC increased 7%, driven by core pricing gains and higher fuel cost recoveries. Improved fuel recovery provisions and higher fuel prices, including the lag effect of our programs (surcharges trail fluctuations in fuel price by approximately two months), combined to increase revenues from fuel surcharges.

Freight revenues for all six commodity groups increased during 2011 compared to 2010, while volume increased in all commodity groups except intermodal. Increased demand in many market sectors, with particularly strong growth in chemicals, industrial products, and automotive shipments for the year, generated the increases. ARC increased 12%, driven by higher fuel cost recoveries and core pricing gains. Fuel cost recoveries include fuel surcharge revenue and the impact of resetting the base fuel price for certain traffic. Higher fuel prices, volume growth, and new fuel surcharge provisions in renegotiated contracts all combined to increase revenues from fuel surcharges.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated freight revenues of $2.6 billion, $2.2 billion, and $1.2 billion in 2012, 2011, and 2010, respectively. Ongoing rising fuel prices and increased fuel surcharge coverage drove the increases. Additionally, fuel surcharge revenue is not entirely comparable to prior periods as we continue to convert portions of our non-regulated traffic to mileage-based fuel surcharge programs.

In 2012, other revenues increased from 2011 due primarily to higher revenues at our subsidiaries that broker intermodal and automotive services. Assessorial revenues also increased in 2012 due to container revenue related to an increase in intermodal shipments.

In 2011, other revenues increased from 2010 due primarily to higher revenues at our subsidiaries that broker intermodal and automotive services.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues Millions	2012	2011	2010	% Change 2012 v 2011	% Change 2011 v 2010
Agricultural	$3,280	$3,324	$3,018	(1)%	10%
Automotive	1,807	1,510	1,271	20	19
Chemicals	3,238	2,815	2,425	15	16
Coal	3,912	4,084	3,489	(4)	17
Industrial Products	3,494	3,166	2,639	10	20
Intermodal	3,955	3,609	3,227	10	12
Total	$19,686	$18,508	$16,069	6%	15%

Revenue Carloads Thousands	2012	2011	2010	% Change 2012 v 2011	% Change 2011 v 2010
Agricultural	900	934	918	(4)%	2%
Automotive	738	653	611	13	7
Chemicals	1,042	921	844	13	9
Coal	1,871	2,164	2,056	(14)	5
Industrial Products	1,185	1,146	1,073	3	7
Intermodal [a]	3,312	3,254	3,313	2	(2)
Total	9,048	9,072	8,815	-%	3%

Average Revenue per Car	2012	2011	2010	% Change 2012 v 2011	% Change 2011 v 2010
Agricultural	$3,644	$3,561	$3,286	2%	8%
Automotive	2,448	2,311	2,082	6	11
Chemicals	3,107	3,055	2,874	2	6
Coal	2,092	1,888	1,697	11	11
Industrial Products	2,947	2,762	2,461	7	12
Intermodal [a]	1,194	1,109	974	8	14
Average	$2,176	$2,040	$1,823	7%	12%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Lower volume more than offset core pricing gains and increased fuel surcharges as agricultural freight revenue decreased in 2012 versus 2011. Weak export demand for U.S. wheat drove a 19% decrease in wheat shipments year over year, as the foreign wheat market improved significantly from the weather affected crop in 2011. In addition, corn shipments declined 11% for the year, with more significant declines in the fourth quarter, reflecting the impact of the severe drought across the U.S. Lower gasoline demand, reduced exports and higher corn prices decreased ethanol shipments during the second half of the year. Growth in imported beer from Mexico and a strong domestic harvest of fresh potatoes partially offset these declines.

2012 Agricultural Carloads

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

Automotive – Increased shipments of finished vehicles and automotive parts along with core pricing gains and higher fuel surcharges improved automotive freight revenue from 2011 levels. Higher production and sales levels drove the volume growth. In addition, 2012 shipments compared favorably to 2011 due to lower shipments of international vehicles in 2011 following the disaster in Japan.

Higher volume, core pricing gains and fuel surcharges improved automotive freight revenue in 2011, from 2010 levels. Although higher production and sales levels during 2011 contributed to volume growth, the disaster in Japan partially offset the increase in shipments. The disruption caused by this event reduced parts shipments in the second quarter and shipments of international vehicles in the second and third quarters.  Finished  autos  shipments  were up 7% in 2011 from 2010, aided by a 14% increase in the fourth quarter as the U.S. light-vehicle sales rate was the highest since the second quarter of 2008.

2012 Automotive Carloads

Chemicals – Higher volume, core price improvements and fuel surcharges increased freight revenue from chemicals in 2012. Shipments of crude oil primarily from the Bakken, Permian and Eagle Ford Shale formations to the Gulf area increased over three fold, driving the improvement in chemicals shipments. In addition, plastics and industrial chemicals shipments increased as low natural gas prices have made U.S. chemicals more cost competitive globally. Declines in potash due to temporary shutdowns and reduced production at several mines partially offset the increases in chemical shipments during the year.

2012 Chemicals Carloads

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

Coal – Lower volume, partially offset by core pricing gains and fuel surcharge recoveries reduced freight revenue from coal shipments in 2012 compared to 2011. Shipments of coal from the Southern Powder River Basin (SPRB) mines decreased 15% from 2011. Above average coal stockpiles due to an unseasonably warm winter and low natural gas prices, which caused some displacement of coal in electricity production, led to the volume declines. In addition, the loss of two contracts to a competitor contributed to lower volumes from the SPRB. Coal shipments from the Colorado and Utah mines increased 2% versus 2011. Increased export shipments of Colorado and Utah coal in 2012 offset the domestic declines due to higher stockpiles and low natural gas prices.

2012 Coal Carloads

Core pricing gains, higher fuel surcharges, and increased volume grew coal freight revenue in 2011 versus 2010 levels. Shipments of coal from the SPRB were up 5% in 2011 compared to 2010, reflecting new business to Wisconsin facilities and the start-up of a new power plant near Waco, Texas. Completion of a year-long equipment relocation process at one of the mines in the third quarter of 2011 and minimal production problems elsewhere improved shipments from Colorado and Utah by 3% in 2011 versus 2010. These gains, along with increased exports to Europe and Asia, offset first half production problems and weak demand from eastern coal utilities.

Industrial Products – Core pricing improvement, higher volume and additional fuel surcharges increased freight revenue from industrial products in 2012 versus 2011. Shipments of non-metallic minerals (primarily frac sand), grew in response to increased horizontal drilling activity for energy products. More construction activity during a relatively mild winter led to higher demand for shipments of lumber, cement and stone compared to 2011. The growth in housing starts throughout 2012 also increased lumber shipments, up 12% from 2011. Steel shipments finished slightly down from 2011 levels as lower demand for export scrap and mine production issues in the second half of the year offset increases in the first half due to higher demand for steel coils and plate for pipe and auto production.

2012 Industrial Products Carloads

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

Intermodal – Higher fuel surcharges, including improved fuel recovery provisions, core pricing gains and volume growth increased freight revenue from intermodal shipments in 2012. Volume levels from international traffic remained flat year-over-year as the loss of a customer contract in the first half of the year offset modest West Coast import growth. Domestic traffic increased 3% versus 2011 due to better market conditions and continued conversion of traffic from truck to rail.

Fuel surcharge gains, including better contract provisions for fuel cost recovery, and pricing improvements, partially offset by lower volume, increased freight revenue from intermodal shipments in 2011 compared to 2010. Volume from international   traffic  decreased  5%  in  2011  versus  2010,

2012 Intermodal Carloads

driven by softer economic conditions, reflected in a muted international peak shipping season, which usually starts in the third quarter, and the loss of a customer contract. Conversely, conversions from truck to rail and recovering consumer demand offset competition for domestic shipments, resulting in a 2% volume increase in domestic shipments during 2011.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 8% to $1.9 billion in 2012 versus 2011. Volume levels for four of the six commodity groups (industrial products and agricultural products declined), were up 5% in aggregate versus 2011, with particularly strong growth in automotive and intermodal shipments.

Revenue from Mexico business increased 16% to $1.8 billion in 2011 versus 2010. Volume levels increased 9% in aggregate versus 2010, with particularly strong growth in automotive and industrial products. Coal was the one commodity group that declined as one of our customers conducted a supplier contract renewal during the year, shifting transportation modes from rail to truck during the process.

Operating Expenses

Millions	2012	2011	2010	% Change 2012 v 2011	% Change 2011 v 2010
Compensation and benefits	$4,685	$4,681	$4,314	-%	9%
Fuel	3,608	3,581	2,486	1	44
Purchased services and materials	2,143	2,005	1,836	7	9
Depreciation	1,760	1,617	1,487	9	9
Equipment and other rents	1,197	1,167	1,142	3	2
Other	788	782	719	1	9
Total	$14,181	$13,833	$11,984	3%	15%

Operating expenses increased $348 million in 2012 versus 2011. Depreciation, wage and benefit inflation, higher fuel prices and volume-related trucking services purchased by our logistics subsidiaries, contributed to higher expenses during the year. Efficiency gains, volume related fuel savings (2% fewer gallons of fuel consumed) and $38 million of weather related expenses in 2011, which favorably affects the comparison, partially offset the cost increase.

Operating expenses increased $1.8 billion in 2011 versus 2010. Our fuel price per gallon rose 36% during 2011, accounting for $922 million of the increase. Wage and benefit inflation, volume-related costs, depreciation, and property taxes also contributed to higher expenses. Expenses increased $20 million for costs related to the flooding in the Midwest and $18 million due to the impact of severe heat and

2012 Operating Expenses

drought in the South, primarily Texas. Cost savings from productivity improvements and better resource utilization partially offset these increases. A $45 million one-time payment relating to a transaction with CSX Intermodal, Inc (CSXI) increased operating expenses during the first quarter of 2010, which favorably affects the comparison of operating expenses in 2011 to those in 2010.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Expenses in 2012 were essentially flat versus 2011 as operational improvements and cost reductions offset general wage and benefit inflation and higher pension and other postretirement benefits. In addition, weather related costs increased these expenses in 2011.

A combination of general wage and benefit inflation, volume-related expenses, higher training costs associated with new hires, additional crew costs due to speed restrictions caused by the Midwest flooding and heat and drought in the South, and higher pension expense drove the increase during 2011 compared to 2010.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Higher locomotive diesel fuel prices, which averaged $3.22 per gallon (including taxes and transportation costs) in 2012, compared to $3.12 in 2011, increased expenses by $105 million. Volume, as measured by gross ton-miles, decreased 2% in 2012 versus 2011, driving expense down. The fuel consumption rate was flat year-over-year.

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

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Expenses for contract services increased $103 million in 2012 versus 2011, primarily due to increased demand for transportation services purchased by our logistics subsidiaries for their customers and additional costs for repair and maintenance of locomotives and freight cars.

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

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting ongoing capital spending, increased depreciation expense in 2012 compared to 2011.

A higher depreciable asset base, reflecting ongoing capital spending, increased depreciation expense in 2011 compared to 2010. Higher depreciation rates for rail and other track material also contributed to the increase. The higher rates, which became effective January 1, 2011, resulted primarily from increased track usage (based on higher gross ton-miles in 2010).

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expenses. Increased automotive and intermodal shipments, partially offset by improved car-cycle times, drove an increase in our short-term freight car rental expense in 2012. Conversely, lower locomotive lease expense partially offset the higher freight car rental expense.

Costs increased in 2011 versus 2010 as higher short-term freight car rental expense and container lease expense offset lower freight car and locomotive lease expense.

Other – Other expenses include personal injury, freight and property damage, destruction of equipment, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Other costs in 2012 were slightly higher than 2011 primarily due to higher property taxes. Despite continual improvement in our safety experience and lower estimated annual costs, personal injury expense increased in 2012 compared to 2011, as the liability reduction resulting from historical claim experience was less than the reduction in 2011.

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

Non-Operating Items

Millions	2012	2011	2010	% Change 2012 v 2011	% Change 2011 v 2010
Other income	$108	$112	$54	(4)%	107%
Interest expense	(535)	(572)	(602)	(6)	(5)
Income taxes	(2,375)	(1,972)	(1,653)	20%	19%

Other Income – Other income decreased in 2012 versus 2011 due to lower gains from real estate sales and higher environmental costs associated with non-operating properties, partially offset by an interest payment from a tax refund.

Other income increased in 2011 versus 2010 due to higher gains from real estate sales, lower environmental costs associated with non-operating properties and the comparative impact of premiums paid for early redemption of long-term debt in the first quarter of 2010.

Interest Expense – Interest expense decreased in 2012 versus 2011 reflecting a lower effective interest rate in 2012 of 6.0% versus 6.2% in 2011 as the debt level did not materially change in 2012.

Interest expense decreased in 2011 versus 2010 due to a lower weighted-average debt level of $9.2 billion versus $9.7 billion. The effective interest rate was 6.2% in both 2011 and 2010.

Income Taxes – Higher pre-tax income increased income taxes in 2012 compared to 2011. Our effective tax rate for 2012 was relatively flat at 37.6% compared to 37.5% in 2011.

Income taxes were higher in 2011 compared to 2010, primarily driven by higher pre-tax income. Our effective tax rate remained relatively flat at 37.5% in 2011 compared to 37.3% in 2010.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of freight cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	2012	2011	2010	% Change 2012 v 2011	% Change 2011 v 2010
Average train speed (miles per hour)	26.5	25.6	26.2	4%	(2)%
Average terminal dwell time (hours)	26.2	26.2	25.4	- %	3%
Average rail car inventory (thousands)	269.1	272.9	274.4	(1)%	(1)%
Gross ton-miles (billions)	959.3	978.2	931.4	(2)%	5%
Revenue ton-miles (billions)	521.1	544.4	520.4	(4)%	5%
Operating ratio	67.8	70.7	70.6	(2.9)pts	0.1 pts
Employees (average)	45,928	44,861	42,884	2%	5%
Customer satisfaction index	93	92	89	1 pt	3 pts

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the Association of American Railroads (AAR), increased 4% in 2012 versus 2011. Efficient operations and relatively mild weather conditions during the year compared favorably to 2011, during which severe winter weather, flooding, and extreme heat and drought affected various parts of our network. We continued operating a fluid and efficient network while handling essentially the same volume and adjusting operations to accommodate increased capital project work on our network compared to 2011. The extreme weather challenges in addition to increased carloadings and traffic mix changes, led to a 2% decrease in average train speed in 2011 compared to 2010.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time remained flat in 2012 compared to 2011, despite a shift in traffic mix to more manifest shipments, which require more switching at terminals. Average terminal dwell time increased 3% in 2011 compared to 2010. Additional volume, weather challenges, track replacement programs, and a shift of traffic mix to more manifest shipments, which require additional terminal processing, all contributed to the increase.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Lower average rail car inventory reduces congestion in our yards and sidings, which increases train speed, reduces average terminal dwell time, and improves rail car utilization. Despite a shift in traffic mix from coal to shale-related and automotive shipments with longer cycle times, productivity improvements reduced average rail car inventory by 1% in 2012 compared to 2011. Average rail car inventory decreased slightly in 2011 compared to 2010, as we continued to adjust the size of our freight car fleet.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles declined 2% in 2012 compared to 2011, while revenue ton-miles decreased 4% and carloads remained relatively flat. Changes in commodity mix drove the year-over-year variances between gross ton-miles, revenue ton-miles and carloads. Gross and revenue-ton-miles increased 5% in 2011 compared to 2010, driven by a 3% increase in carloads and mix changes to heavier commodity groups, notably a 5% increase in coal shipments.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio improved 2.9 points to a record low of 67.8% in 2012 versus 2011. Core pricing gains, improved fuel recovery provisions, efficient operations and cost reductions more than offset the impact of inflationary pressures. Our operating ratio increased 0.1 points to 70.7% in 2011 versus 2010. Higher fuel prices, inflation and weather related costs, partially offset by core pricing gains and productivity initiatives, drove the increase.

Employees – Employee levels increased 2% in 2012 versus 2011. Work related to the increase in capital investment, including positive train control, accounted for over half of the increase. Additionally, the shift in our traffic mix required more resources in the Southern region to support the growth in shale-related shipments. Employee levels were up 5% in 2011 versus 2010, driven by a 3% increase in volume levels, a higher number of trainmen, engineers, and yard employees receiving training during the year, and increased work on capital projects.

Customer Satisfaction Index – Our customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. We believe that improvement in survey results in 2012 generally reflects customer recognition of our service quality supported by our capital investment program.

Return on Average Common Shareholders’ Equity

Millions, Except Percentages	2012	2011	2010
Net income	$3,943	$3,292	$2,780
Average equity	$19,228	$18,171	$17,282
Return on average common shareholders’ equity	20.5%	18.1%	16.1%

Return on Invested Capital as Adjusted (ROIC)

Millions, Except Percentages	2012	2011	2010
Net income	$3,943	$3,292	$2,780
Add: Interest expense	535	572	602
Add: Interest on present value of operating leases	190	208	222
Less: Taxes on interest	(273)	(293)	(307)
Net operating profit after taxes as adjusted (a)	$4,395	$3,779	$3,297

Average equity	$19,228	$18,171	$17,282
Add: Average debt	8,952	9,074	9,545
Add: Average value of sold receivables	-	-	200
Add: Average present value of operating leases	3,160	3,350	3,574
Average invested capital as adjusted (b)	$31,340	$30,595	$30,601

Return on invested capital as adjusted (a/b)	14.0%	12.4%	10.8%

ROIC is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important in evaluating the efficiency and effectiveness of our long-term capital investments. In addition, we currently use ROIC as a performance criteria in determining certain elements of equity compensation for our executives. ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is Return on Average Common Shareholders’ Equity. The tables on the previous page provide reconciliations from return on average common shareholders’ equity to ROIC. Our 2012 ROIC improved 1.6 points compared to 2011, primarily as a result of higher earnings.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	2012	2011
Debt (a)	$8,997	$8,906
Equity	19,877	18,578
Capital (b)	$28,874	$27,484
Debt to capital (a/b)	31.2%	32.4%

Millions, Except Percentages	2012	2011
Debt	$8,997	$8,906
Net present value of operating leases	3,096	3,224
Unfunded pension and OPEB	679	623
Adjusted debt (a)	$12,772	$12,753
Equity	19,877	18,578
Adjusted capital (b)	$32,649	$31,331
Adjusted debt to capital (a/b)	39.1%	40.7%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 6.0% and 6.2% at December 31, 2012 and 2011, respectively. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with our overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital. Our December 31, 2012 debt to capital ratios decreased as a result of a $1.3 billion increase in equity from December 31, 2011, driven by higher earnings.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, our principal sources of liquidity included cash, cash equivalents, our receivables securitization facility, and our revolving credit facility, as well as the availability of commercial paper and other sources of financing through the capital markets. We had $1.8 billion of committed credit available under our credit facility, with no borrowings outstanding as of December 31, 2012. We did not make any borrowings under this facility during 2012. The value of the outstanding undivided interest held by investors under the $600 million capacity receivables securitization facility was $100 million as of December 31, 2012, and is included in our Consolidated Statements of Financial Position as debt due after one year. The receivables securitization facility obligates us to maintain an investment grade bond rating. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Access to commercial paper as well as other capital market financings is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to access capital markets as a source of liquidity. Access to liquidity through the capital markets is also dependent on our financial stability. We expect that we will continue to have access to liquidity through any or all of the following sources or activities: (i) increasing the utilization of our receivables securitization, (ii) issuing commercial paper, (iii) entering into bank loans, outside of our revolving credit facility, or (iv) issuing bonds or other debt securities to public or private investors based on our assessment of the current condition of the credit markets. The Company’s $1.8 billion revolving credit facility is intended to back Union Pacific’s ability to issue commercial paper and is an emergency back-up source of liquidity. The Company has no current intentions of borrowing under this facility.

At December 31, 2012 and 2011, we had a working capital surplus. This reflects a strong cash position, which provides enhanced liquidity in an uncertain economic environment. In addition, we believe we have adequate access to capital markets to meet any foreseeable cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Cash Flows Millions	2012	2011	2010
Cash provided by operating activities	$6,161	$5,873	$4,105
Cash used in investing activities	(3,633)	(3,119)	(2,488)
Cash used in financing activities	(2,682)	(2,623)	(2,381)
Net change in cash and cash equivalents	$(154)	$131	$(764)

Operating Activities

Higher net income in 2012 increased cash provided by operating activities compared to 2011, partially offset by lower tax benefits from bonus depreciation (as explained below) and payments for past wages based on national labor negotiations settled earlier this year.

Higher net income and lower cash income tax payments in 2011 increased cash provided by operating activities compared to 2010. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 provided for 100% bonus depreciation for qualified investments made during 2011, and 50% bonus depreciation for qualified investments made during 2012. As a result of the Act, the Company deferred a substantial portion of its 2011 income tax expense. This deferral decreased 2011 income tax payments, thereby contributing to the positive operating cash flow. In future years, however, additional cash will be used to pay income taxes that were previously deferred. In addition, the adoption of a new accounting standard in January of 2010 changed the accounting treatment for our receivables securitization facility from a sale of undivided interests (recorded as an operating activity) to a secured borrowing (recorded as a financing activity), which decreased cash provided by operating activities by $400 million in 2010.

Investing Activities

Higher capital investments in 2012 drove the increase in cash used in investing activities compared to 2011. Included in capital investments in 2012 was $75 million for the early buyout of 165 locomotives under long-term operating and capital leases during the first quarter of 2012, which we exercised due to favorable economic terms and market conditions.

Higher capital investments partially offset by higher proceeds from asset sales in 2011 drove the increase in cash used in investing activities compared to 2010.

The tables below detail cash capital investments and track statistics for the years ended December 31, 2012, 2011, and 2010:

Millions	2012	2011	2010
Rail and other track material	$759	$697	$626
Ties	434	403	444
Ballast	203	220	190
Other [a]	312	382	365
Total road infrastructure replacements	1,708	1,702	1,625

Line expansion and other capacity projects	489	311	122
Commercial facilities	169	111	227
Total capacity and commercial facilities	658	422	349

Locomotives and freight cars	875	675	330
Positive train control	349	229	84
Technology and other	148	148	94
Total cash capital investments	$3,738	$3,176	$2,482

[a] Other includes bridges and tunnels, signals, other road assets, and road work equipment.
	2012	2011	2010
Track miles of rail replaced	1,051	895	795
Track miles of rail capacity expansion	139	69	46
New ties installed (thousands)	4,436	3,785	4,334
Miles of track surfaced	11,049	11,284	10,883

Capital Plan – In 2013, we expect our total capital investments to be approximately $3.6 billion, which may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. We expect to use over 60% of our 2013 capital investments to replace and improve existing capital assets. Among our major investment categories are replacing and improving track infrastructure; upgrading our locomotive and freight car fleet, including acquisition of 100 locomotives and 900 freight cars, primarily large covered hoppers, gondolas, auto racks and refrigerated box cars; improving technology, including investing in PTC; and other capital projects. Additionally, we will continue increasing our network and terminal capacity; for example, to balance terminal capacity with more mainline capacity from our track expansion in the Southern region, we are constructing a rail facility at Santa Teresa, New Mexico, that initially will include a run-through and fueling facility and an intermodal ramp.

We expect to fund our 2013 cash capital investments by using some or all of the following: cash generated from operations, proceeds from the sale or lease of various operating and non-operating properties, proceeds from the issuance of long-term debt, and cash on hand. Our annual capital plan is a critical component of our long-term strategic plan, which we expect will enhance the long-term value of the Corporation for our shareholders by providing sufficient resources to (i) replace and improve our existing track infrastructure to provide safe and fluid operations, (ii) increase network efficiency by adding or improving facilities and track, and (iii) make investments that meet customer demand and take advantage of opportunities for long-term growth.

Financing Activities

Cash used in financing activities increased in 2012 versus 2011. Dividend payments increased by $309 million, reflecting our higher dividend rate, and common stock repurchases increased by $56 million. Our debt levels did not materially change from last year after a decline in debt levels from 2010. Therefore, less cash was used in 2012 for debt activity than in 2011.

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

Credit Facilities – On December 31, 2012, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during 2012. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility matures in 2015 under a four year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At December 31, 2012, and December 31, 2011 (and at all times during the year), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2012, the debt-to-net-worth coverage ratio allowed us to carry up to $39.8 billion of debt (as defined in the facility), and we had $9.6 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During 2012, we issued and repaid commercial paper of $50 million. At December 31, 2012 and 2011, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

At December 31, 2012 and 2011, we reclassified as long-term debt $100 million of debt due within one year that we intend to refinance. This reclassification reflected our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Ratio of Earnings to Fixed Charges

For each of the years ended December 31, 2012, 2011, and 2010, our ratio of earnings to fixed charges was 10.4, 8.4, and 6.9, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent income from continuing operations, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges. (See Exhibit 12 to this report for the calculation of the ratio of earnings to fixed charges.)

Common Shareholders’ Equity

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $15.1 billion and $13.8 billion at December 31, 2012 and 2011, respectively.

Share Repurchase Program

Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million shares of our common stock by March 31, 2014, replacing our previous repurchase program. As of December 31, 2012, we repurchased a total of $7.1 billion of our common stock since the commencement of our repurchase programs. The table below represents shares repurchased under the new repurchase program, except for the first quarter of 2011 which represent shares repurchased under the previous program.

	Number of Shares Purchased		Average Price Paid
	2012	2011	2012	2011
First quarter	3,917,369	2,636,178	$110.64	$94.10
Second quarter	3,770,528	3,576,399	110.02	100.75
Third quarter	3,098,812	4,681,535	122.13	91.45
Fourth quarter	2,033,750	3,885,658	121.81	98.16
Total	12,820,459	14,779,770	$115.01	$95.94

Remaining number of shares that may be repurchased under current authority				15,035,949

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

During 2012, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
June 11, 2012	$300 million of 2.95% Notes due January 15, 2023 $300 million of 4.30% Notes due June 15, 2042

We used the net proceeds from the offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At December 31, 2012, we had remaining authority to issue up to $1.4 billion of debt securities under our shelf registration.

On May 22, 2012, we borrowed $100 million under a 4-year-term loan (the loan). The loan has a floating rate based on London Interbank Offered Rates, plus a spread, and is prepayable in whole or in part without a premium prior to maturity. The agreement documenting the loan has provisions similar to our revolving credit facility, including identical debt-to-net-worth covenant and change of control provisions and similar customary default provisions. The agreement does not include any other financial restrictions, credit rating triggers, or any other provision that would require us to post collateral.

During the third and fourth quarters of 2012, we acquired 343 locomotives by exercising early buy-out rights in certain operating and capital lease agreements. Following the acquisition of the locomotives, we sold them to financing parties and entered into capital lease financing agreements with these parties. We did not recognize any gains or losses as a result of these transactions. Capital lease obligations totaling $286 million are reported in our Consolidated Statements of Financial Position as debt at December 31, 2012.

Debt Exchange – On June 23, 2011, we exchanged $857 million of various outstanding notes and debentures due between 2013 and 2019 (Existing Notes) for $750 million of 4.163% notes (New Notes) due July 15, 2022, plus cash consideration of approximately $267 million and $17 million for accrued and unpaid interest on the Existing Notes. In accordance with the Accounting Standards Codification (ASC) 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the term of the New Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $6 million and were included in interest expense during the three months ended June 30, 2011.

The following table lists the outstanding notes and debentures that were exchanged:

Millions	Principal amount exchanged
7.875% Notes due 2019	$196
5.450% Notes due 2013	50
5.125% Notes due 2014	45
5.375% Notes due 2014	55
5.700% Notes due 2018	277
5.750% Notes due 2017	178
7.000% Debentures due 2016	38
5.650% Notes due 2017	18
Total	$857

Debt Redemptions – On November 30, 2012, we redeemed all $450 million of our outstanding 5.45% notes due January 31, 2013. The redemption resulted in an early extinguishment charge of $4 million.

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

Receivables Securitization Facility – Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a wholly-owned, bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at December 31, 2012 and 2011, respectively. The value of the outstanding undivided interest held by investors under the facility was $100 million at both December 31, 2012 and 2011. The value of the undivided interest held by investors was supported by $1.1 billion of accounts receivable at both December 31, 2012 and 2011. At both December 31, 2012 and 2011, the value of the interest retained by UPRI was $1.1 billion. This retained interest is included in accounts receivable, net in our Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of December 31, 2012. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $20.1 billion and $18.8 billion of receivables during the years ended December 31, 2012 and 2011, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $3 million, $4 million and $6 million for 2012, 2011 and 2010, respectively.

The investors have no recourse to the Railroad’s other assets, except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

In July 2012, the receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

Subsequent Event – On January 2, 2013, we transferred an additional $300 million in undivided interest to investors under the receivables securitization facility, increasing the value of the outstanding undivided interest held by investors from $100 million to $400 million.

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

The following tables identify material obligations and commitments as of December 31, 2012:

		Payments Due by December 31,
Contractual Obligations Millions	Total	2013	2014	2015	2016	2017	After 2017	Other
Debt [a]	$12,637	$507	$904	$632	$769	$900	$8,925	$-
Operating leases [b]	4,241	525	466	410	375	339	2,126	-
Capital lease obligations [c]	2,441	282	265	253	232	243	1,166	-
Purchase obligations [d]	5,877	3,004	1,238	372	334	213	684	32
Other post retirement benefits [e]	452	43	44	45	45	46	229	-
Income tax contingencies [f]	115	-	-	-	-	-	-	115
Total contractual obligations	$25,763	$4,361	$2,917	$1,712	$1,755	$1,741	$13,130	$147

[a]	Excludes capital lease obligations of $1,848 million and unamortized discount of $(365) million. Includes an interest component of $5,123 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $593 million.

[d]

Purchase obligations include locomotive maintenance contracts; purchase commitments for fuel purchases, locomotives, ties, ballast, and rail; and agreements to purchase other goods and services. For amounts where we cannot reasonably estimate the year of settlement, they are reflected in the Other column.

[e]	Includes estimated other post retirement, medical, and life insurance payments, payments made under the unfunded pension plan for the next ten years.

[f]

Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of December 31, 2012. For amounts where the year of settlement is uncertain, they are reflected in the Other column.

		Amount of Commitment Expiration per Period
Other Commercial Commitments Millions	Total	2013	2014	2015	2016	2017	After 2017
Credit facilities [a]	$1,800	$-	$-	$1,800	$-	$-	$-
Receivables securitization facility [b]	600	600	-	-	-	-	-
Guarantees [c]	307	8	214	12	30	10	33
Standby letters of credit [d]	25	24	1	-	-	-	-
Total commercial commitments	$2,732	$632	$215	$1,812	$30	$10	$33

[a]	None of the credit facility was used as of December 31, 2012.

[b]	$100 million of the receivables securitization facility was utilized at December 31, 2012, which is accounted for as debt. The full program matures in July 2013.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of December 31, 2012.

Off-Balance Sheet Arrangements

Guarantees – At December 31, 2012, we were contingently liable for $307 million in guarantees. We have recorded a liability of $2 million for the fair value of these obligations as of December 31, 2012 and 2011. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

OTHER MATTERS

Labor Agreements – Approximately 86% of our 45,928 full-time-equivalent employees are represented by 14 major rail unions. During the year, we concluded the most recent round of negotiations, which began in 2010, with the ratification of new agreements by several unions that continued negotiating into 2012. All of the unions executed similar multi-year agreements that provide for higher employee cost sharing of employee health and welfare benefits and higher wages. The current agreements will remain in effect until renegotiated under provisions of the Railway Labor Act. The next round of negotiations will begin in early 2015.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2012 and 2011, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

At December 31, 2012, we had variable-rate debt representing approximately 3.4% of our total debt. If variable interest rates average one percentage point higher in 2013 than our December 31, 2012 variable rate, which was approximately 1.1%, our interest expense would increase by approximately $3 million. This amount was determined by considering the impact of the hypothetical interest rate on the balances of our variable-rate debt at December 31, 2012.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2012, and amounts to an increase of approximately $1 billion to the fair value of our debt at December 31, 2012. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

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

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in interest rates. We account for swaps as fair value hedges using the short-cut method as allowed by the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB) ASC; therefore, we do not record any ineffectiveness within our Consolidated Financial Statements. As of December 31, 2012 and 2011, we had no interest rate fair value hedges outstanding.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At December 31, 2012 and 2011, we had reductions of $1 million and $2 million, respectively, recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of December 31, 2012 and 2011, we had no interest rate cash flow hedges outstanding.

Accounting Pronouncements – On January 1, 2012, we adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Also, in December of 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This ASU will be effective for the first interim reporting period in 2013.

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

Our personal injury liability is not discounted to present value. Approximately 90% of the recorded liability is related to asserted claims, and approximately 10% is related to unasserted claims at December 31, 2012. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $334 million to $368 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2012	2011	2010
Beginning balance	$368	$426	$545
Current year accruals	121	118	155
Changes in estimates for prior years	(58)	(71)	(101)
Payments	(97)	(105)	(173)
Ending balance at December 31	$334	$368	$426
Current portion, ending balance at December 31	$95	$103	$140

Our personal injury claims activity was as follows:

	2012	2011	2010
Open claims, beginning balance	2,869	3,151	3,500
New claims	2,719	2,781	2,843
Settled or dismissed claims	(2,796)	(3,063)	(3,192)
Open claims, ending balance at December 31	2,792	2,869	3,151

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 22% of the recorded liability related to asserted claims and approximately 78% related to unasserted claims at December 31, 2012. Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $139 million to $149 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.

Our asbestos-related liability activity was as follows:

Millions	2012	2011	2010
Beginning balance	$147	$162	$174
Credits	(2)	(5)	(1)
Payments	(6)	(10)	(11)
Ending balance at December 31	$139	$147	$162
Current portion, ending balance at December 31	$8	$8	$12

Our asbestos-related claims activity was as follows:
	2012	2011	2010
Open claims, beginning balance	1,291	1,437	1,670
New claims	233	235	216
Settled or dismissed claims	(266)	(381)	(449)
Open claims, ending balance at December 31	1,258	1,291	1,437

In conjunction with the liability update performed in 2012, we also reassessed estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2012 and 2011. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; and there are material changes with respect to payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 284 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 32 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At December 31, 2012, none of our environmental liability was discounted, while less than 1% of our environmental liability was discounted at 2.0% at December 31, 2011.

Our environmental liability activity was as follows:

Millions	2012	2011 [a]	2010
Beginning balance	$172	$213	$217
Accruals	48	29	57
Payments	(50)	(70)	(61)
Ending balance at December 31	$170	$172	$213

Current portion, ending balance at December 31	$50	$50	$74

[a] Payments include $25 million to resolve the Omaha Lead Site liability. Our environmental site activity was as follows:
	2012	2011	2010
Open sites, beginning balance	285	294	307
New sites	56	51	44
Closed sites	(57)	(60)	(57)
Open sites, ending balance at December 31	284	285	294

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

For rail in high-density traffic corridors, we measure estimated service lives in millions of gross tons per mile of track. It has been our experience that the lives of rail in high-density traffic corridors are closely correlated to usage (i.e., the amount of weight carried over the rail). The service lives also vary based on rail weight, rail condition (e.g., new or secondhand), and rail type (e.g., straight or curve). Our depreciation studies for rail in high density traffic corridors consider each of these factors in determining the estimated service lives. For rail in high-density traffic corridors, we calculate depreciation rates annually by dividing the number of gross ton-miles carried over the rail (i.e., the weight of loaded and empty freight cars, locomotives and maintenance of way equipment transported over the rail) by the estimated service lives of the rail measured in millions of gross tons per mile. Rail in high-density traffic corridors accounts for approximately 70 percent of the historical cost of rail and other track material. Based on the number of gross ton-miles carried over our rail in high density traffic corridors during 2012, the estimated service lives of the majority of this rail ranged from approximately 15 years to approximately 30 years. For all other depreciable assets, we compute depreciation based on the estimated service lives of our assets as determined from the analysis of our depreciation studies. Changes in the estimated service lives of our assets and their related depreciation rates are implemented prospectively.

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

Changes in estimated useful lives of our assets due to the results of our depreciation studies could significantly impact future periods’ depreciation expense and have a material impact on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $58 million. If the estimated useful lives of all depreciable assets were decreased by one year, annual depreciation expense would increase by approximately $62 million. Our recent depreciation studies have resulted in changes in depreciation rates for some asset classes. Based on these changes, depreciation expense will increase approximately 3% to 4% in 2013 versus 2012.

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

Income Taxes – We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on current tax law; the effects of future tax legislation are not anticipated. Future tax legislation, such as a change in the corporate tax rate, could have a material impact on our financial condition, results of operations, or liquidity. For example, a 1% increase in future income tax rates would increase our deferred tax liability by approximately $340 million.

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2012 and 2011, there were no valuation allowances.

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

The following tables present the key assumptions used to measure net periodic pension and OPEB cost/(benefit) for 2012 and the estimated impact on 2012 net periodic pension and OPEB cost/(benefit) relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate	4.54%	4.36%
Expected return on plan assets	7.50%	N/A
Compensation increase	3.69%	N/A
Health care cost trend rate:
Pre-65 current	N/A	6.91%
Pre-65 level in 2028	N/A	4.50%

Sensitivities	Increase in Expense
Millions	Pension	OPEB
0.25% decrease in discount rate	$7	$-
0.25% increase in compensation scale	$5	N/A
0.25% decrease in expected return on plan assets	$6	N/A
1% increase in health care cost trend rate	N/A	$2

The following table presents the net periodic pension and OPEB cost/(benefit) for the years ended December 31:

Millions	Est. 2013	2012	2011	2010
Net periodic pension cost	$111	$89	$78	$51
Net periodic OPEB cost/(benefit)	15	13	(6)	(14)

Our net periodic pension cost is expected to increase to approximately $111 million in 2013 from $89 million in 2012. The increase is driven mainly by a decrease in the discount rate to 3.78%, Our net periodic OPEB expense is expected to increase to approximately $15 million in 2013 from $13 million in 2012. The increase in our net periodic OPEB cost is primarily driven by a decrease in the discount rate to 3.48%.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, (A) statements in the CEO’s letter preceding Part I; statements regarding planned capital expenditures under the caption “2013 Capital Expenditures” in Item 2 of Part I; statements regarding dividends in Item 5; and statements and information set forth under the captions “2013 Outlook” and “Liquidity and Capital Resources” in this Item 7, and (B) any other statements or information in this report (including information incorporated herein by reference) regarding: expectations as to financial performance, revenue growth and cost savings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; expectations as to operational or service performance or improvements; expectations as to the effectiveness of steps taken or to be taken to improve operations and/or service, including capital expenditures for infrastructure improvements and equipment acquisitions, any strategic business acquisitions, and modifications to our transportation plans (including statements set forth in Item 2 as to expectations related to our planned capital expenditures); expectations as to existing or proposed new products and services; expectations as to the impact of any new regulatory activities or legislation on our operations or financial results; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases or expressions.

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

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation:

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Table of Contents at Part IV, Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Corporation and Subsidiary Companies as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2013 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Omaha, Nebraska

February 8, 2013

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2012	2011	2010
Operating revenues:
Freight revenues	$19,686	$18,508	$16,069
Other revenues	1,240	1,049	896
Total operating revenues	20,926	19,557	16,965

Operating expenses:
Compensation and benefits	4,685	4,681	4,314
Fuel	3,608	3,581	2,486
Purchased services and materials	2,143	2,005	1,836
Depreciation	1,760	1,617	1,487
Equipment and other rents	1,197	1,167	1,142
Other	788	782	719
Total operating expenses	14,181	13,833	11,984

Operating income	6,745	5,724	4,981
Other income (Note 6)	108	112	54
Interest expense	(535)	(572)	(602)
Income before income taxes	6,318	5,264	4,433
Income taxes (Note 7)	(2,375)	(1,972)	(1,653)

Net income	$3,943	$3,292	$2,780

Share and Per Share (Note 8):
Earnings per share - basic	$8.33	$6.78	$5.58
Earnings per share - diluted	$8.27	$6.72	$5.53
Weighted average number of shares - basic	473.1	485.7	498.2
Weighted average number of shares - diluted	476.5	489.8	502.9

Dividends declared per share	$2.49	$1.93	$1.31

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2012	2011	2010
Net income	$3,943	$3,292	$2,780

Other comprehensive income/(loss):
Defined benefit plans	(145)	(301)	(88)
Foreign currency translation	12	(20)	7
Derivatives	1	1	1

Total other comprehensive loss [a]	(132)	(320)	(80)

Comprehensive income	$3,811	$2,972	$2,700

[a] Net of deferred taxes of $82 million, $199 million, and $57 million during 2012, 2011, and 2010, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts as of December 31,	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,063	$1,217
Accounts receivable, net (Note 10)	1,331	1,401
Materials and supplies	660	614
Current deferred income taxes (Note 7)	263	306
Other current assets	297	189
Total current assets	3,614	3,727

Investments	1,259	1,175
Net properties (Note 11)	41,997	39,934
Other assets	283	260
Total assets	$47,153	$45,096

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$2,923	$3,108
Debt due within one year (Note 14)	196	209
Total current liabilities	3,119	3,317

Debt due after one year (Note 14)	8,801	8,697
Deferred income taxes (Note 7)	13,108	12,368
Other long-term liabilities	2,248	2,136
Commitments and contingencies (Notes 16 and 17)
Total liabilities	27,276	26,518

Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
554,558,034 and 554,270,763 issued; 469,465,273 and 479,929,530
outstanding, respectively	1,386	1,386
Paid-in-surplus	4,113	4,031
Retained earnings	22,271	19,508
Treasury stock	(6,707)	(5,293)
Accumulated other comprehensive loss (Note 9)	(1,186)	(1,054)

Total common shareholders’ equity	19,877	18,578

Total liabilities and common shareholders’ equity	$47,153	$45,096

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2012	2011	2010
Operating Activities
Net income	$3,943	$3,292	$2,780
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,760	1,617	1,487
Deferred income taxes and unrecognized tax benefits	887	986	672
Other operating activities, net	(160)	(298)	(483)
Changes in current assets and liabilities:
Accounts receivable, net	70	(217)	(518)
Materials and supplies	(46)	(80)	(59)
Other current assets	(108)	178	(17)
Accounts payable and other current liabilities	(185)	395	243
Cash provided by operating activities	6,161	5,873	4,105
Investing Activities
Capital investments	(3,738)	(3,176)	(2,482)
Acquisition of equipment pending financing	(274)	(85)	-
Proceeds from sale of assets financed	274	85	-
Proceeds from asset sales	80	108	67
Other investing activities, net	25	(51)	(73)
Cash used in investing activities	(3,633)	(3,119)	(2,488)

Financing Activities
Common share repurchases (Note 18)	(1,474)	(1,418)	(1,249)
Dividends paid	(1,146)	(837)	(602)
Debt repaid	(758)	(690)	(1,412)
Debt issued	695	486	894
Debt exchange	-	(272)	(98)
Other financing activities, net	1	108	86
Cash used in financing activities	(2,682)	(2,623)	(2,381)
Net change in cash and cash equivalents	(154)	131	(764)
Cash and cash equivalents at beginning of year	1,217	1,086	1,850
Cash and cash equivalents at end of year	$1,063	$1,217	$1,086
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$318	$284	$183
Capital lease financings	290	154	-
Capital investments accrued but not yet paid	136	147	125
Cash paid during the year for:
Interest, net of amounts capitalized	$(561)	$(572)	$(614)
Income taxes, net of refunds	(1,552)	(625)	(936)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2010	553.5	(48.5)	$1,384	$3,968	$15,027	$(2,924)	$(654)	$16,801

Net income			-	-	2,780	-	-	2,780
Other comp. loss			-	-	-	-	(80)	(80)
Conversion, stock option exercises, forfeitures, and other	0.4	2.8	1	17	-	146	-	164
Share repurchases (Note 18)	-	(16.6)	-	-	-	(1,249)	-	(1,249)
Cash dividends declared ($1.31 per share)	-	-	-	-	(653)	-	-	(653)
Balance at December 31, 2010	553.9	(62.3)	$1,385	$3,985	$17,154	$(4,027)	$(734)	$17,763

Net income			-	-	3,292	-	-	3,292
Other comp. loss			-	-	-	-	(320)	(320)
Conversion, stock option exercises, forfeitures, and other	0.4	2.7	1	46	-	152	-	199
Share repurchases (Note 18)	-	(14.8)	-	-	-	(1,418)	-	(1,418)
Cash dividends declared ($1.93 per share)	-	-	-	-	(938)	-	-	(938)
Balance at December 31, 2011	554.3	(74.4)	$1,386	$4,031	$19,508	$(5,293)	$(1,054)	$18,578
Net income			-	-	3,943	-	-	3,943
Other comp. loss			-	-	-	-	(132)	(132)
Conversion, stock option exercises, forfeitures, and other	0.3	2.1	-	82	-	60	-	142
Share repurchases (Note 18)	-	(12.8)	-	-	-	(1,474)	-	(1,474)
Cash dividends declared ($2.49 per share)	-	-	-	-	(1,180)	-	-	(1,180)
Balance at December 31, 2012	554.6	(85.1)	$1,386	$4,113	$22,271	$(6,707)	$(1,186)	$19,877

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 9)

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

1. Nature of Operations

Operations and Segmentation – We are a Class I railroad operating in the U.S. Our network includes 31,868 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern U.S. gateways and providing several corridors to key Mexican gateways. We own 26,020 miles and operate on the remainder pursuant to trackage rights or leases. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and review revenue by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions	2012	2011	2010
Agricultural	$3,280	$3,324	$3,018
Automotive	1,807	1,510	1,271
Chemicals	3,238	2,815	2,425
Coal	3,912	4,084	3,489
Industrial Products	3,494	3,166	2,639
Intermodal	3,955	3,609	3,227
Total freight revenues	$19,686	$18,508	$16,069
Other revenues	1,240	1,049	896

Total operating revenues	$20,926	$19,557	$16,965

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are revenues from our Mexico business which amounted to $1.9 billion in 2012, $1.8 billion in 2011, and $1.6 billion in 2010.

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

We have applied fair value measurements to our pension plan assets and short- and long-term debt.

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

Personal Injury – The cost of injuries to employees and others on our property is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use an actuarial analysis to measure the expense and liability. Our personal injury liability is not discounted to present value. Legal fees and incidental costs are expensed as incurred.

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

Environmental – When environmental issues have been identified with respect to property currently or formerly owned, leased, or otherwise used in the conduct of our business, we perform, with the assistance of our consultants, environmental assessments on such property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. Legal fees and incidental costs are expensed as incurred.

Use of Estimates – Our Consolidated Financial Statements include estimates and assumptions regarding certain assets, liabilities, revenue, and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

3. Accounting Pronouncements

On January 1, 2012, we adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Also, in December of 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This ASU will be effective for the first interim reporting period in 2013.

4. Stock Options and Other Stock Plans

There are 7,140 restricted shares outstanding under the 1992 Restricted Stock Plan for Non-Employee Directors of Union Pacific Corporation. We no longer grant awards of restricted shares under this plan.

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 1,100,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, receives a grant of 2,000 retention shares or retention stock units. Prior to December 31, 2007, each non-employee director received annually an option to purchase at fair value a number of shares of our common stock, not to exceed 10,000 shares during any calendar year, determined by dividing 60,000 by 1/3 of the fair market value of one share of our common stock on the date of such Board of Directors meeting, with the resulting quotient rounded up or down to the nearest 50 shares. In September 2007, the Board of Directors eliminated the annual payment of options for 2008 and all future years. As of December 31, 2012, 18,000 restricted shares and 120,700 options were outstanding under the Directors Plan.

The Union Pacific Corporation 2001 Stock Incentive Plan (2001 Plan) was approved by the shareholders in April 2001. The 2001 Plan reserved 24,000,000 shares of our common stock for issuance to eligible employees of the Corporation and its subsidiaries in the form of non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards. Non-employee directors were not eligible for awards under the 2001 Plan. As of December 31, 2012, 130,858 options were outstanding under the 2001 Plan. We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 42,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2012, 4,037,038 options and 3,430,463 retention shares and stock units were outstanding under the 2004 Plan.

Pursuant to the above plans 32,168,520; 32,374,343; and 32,904,291 shares of our common stock were authorized and available for grant at December 31, 2012, 2011, and 2010, respectively.

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

Millions	2012	2011	2010
Stock-based compensation, before tax:
Stock options	$18	$18	$17
Retention awards	75	64	57
Total stock-based compensation, before tax	$93	$82	$74

Excess tax benefits from equity compensation plans	$100	$83	$51

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2012	2011	2010
Risk-free interest rate	0.8%	2.3%	2.4%
Dividend yield	2.1%	1.6%	1.8%
Expected life (years)	5.3	5.3	5.4
Volatility	36.8%	35.9%	35.2%
Weighted-average grant-date fair value of options granted	$31.29	$28.45	$18.26

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

A summary of stock option activity during 2012 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2012	7,042	$ 52.16	5.5 yrs.	$ 379
Granted	598	114.73
Exercised	(3,316)	45.74	N/A	N/A
Forfeited or expired	(35)	73.05	N/A	N/A
Outstanding at December 31, 2012	4,289	$ 65.68	5.8 yrs.	$ 258

Vested or expected to vest at December 31, 2012	4,233	$ 65.19	5.7 yrs.	$ 256

Options exercisable at December 31, 2012	3,073	$ 52.89	4.8 yrs.	$ 224

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at December 31, 2012 are subject to performance or market-based vesting conditions.

At December 31, 2012, there was $16 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1 year. Additional information regarding stock option exercises appears in the table below:

Millions	2012	2011	2010
Intrinsic value of stock options exercised	$244	$209	$150
Cash received from option exercises	84	137	114
Treasury shares repurchased for employee payroll taxes	(30)	(53)	(31)
Tax benefit realized from option exercises	93	80	57
Aggregate grant-date fair value of stock options vested	16	19	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during 2012 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	2,556	$ 63.20
Granted	451	114.51
Vested	(581)	62.10
Forfeited	(71)	64.18
Nonvested at December 31, 2012	2,355	$ 73.27

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At December 31, 2012, there was $65 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.3 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2012 grant were as follows:

2012
Dividend per share per quarter	$0.60
Risk-free interest rate at date of grant	0.3%

Changes in our performance retention awards during 2012 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	1,204	$ 63.62
Granted	328	108.76
Vested	(351)	44.70
Forfeited	(106)	61.16
Nonvested at December 31, 2012	1,075	$ 83.80

At December 31, 2012, there was $36 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1 year. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

Changes in our PBO and plan assets were as follows for the years ended December 31:

Funded Status	Pension		OPEB
Millions	2012	2011	2012	2011
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$3,165	$2,759	$336	$318
Service cost	54	40	3	2
Interest cost	141	145	15	15
Plan amendments	-	-	-	10
Actuarial loss	391	377	42	15
Gross benefits paid	(160)	(156)	(24)	(24)
Projected benefit obligation at end of year	$3,591	$3,165	$372	$336

Plan Assets
Fair value of plan assets at beginning of year	$2,505	$2,404	$-	$-
Actual return on plan assets	315	42	-	-
Voluntary funded pension plan contributions	200	200	-	-
Non-qualified plan benefit contributions	15	15	24	24
Gross benefits paid	(160)	(156)	(24)	(24)
Fair value of plan assets at end of year	$2,875	$2,505	$-	$-

Funded status at end of year	$(716)	$(660)	$(372)	$(336)

Amounts recognized in the statement of financial position as of December 31, 2012 and 2011 consist of:

	Pension		OPEB
Millions	2012	2011	2012	2011
Noncurrent assets	$1	$-	$-	$-
Current liabilities	(16)	(15)	(27)	(26)
Noncurrent liabilities	(701)	(645)	(345)	(310)
Net amounts recognized at end of year	$(716)	$(660)	$(372)	$(336)

Pre-tax amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2012 and 2011 consist of:

	2012			2011
Millions	Pension	OPEB	Total	Pension	OPEB	Total
Prior service (cost)/credit	$-	$45	$45	$(1)	$63	$62
Net actuarial loss	(1,685)	(175)	(1,860)	(1,503)	(146)	(1,649)
Total	$(1,685)	$(130)	$(1,815)	$(1,504)	$(83)	$(1,587)

Pre-tax changes recognized in other comprehensive income/(loss) during 2012, 2011 and 2010 were as follows:

	Pension			OPEB
Millions	2012	2011	2010	2012	2011	2010
Prior service cost/(credit)	$-	$-	$-	$-	$10	$(6)
Net actuarial loss	265	515	165	42	14	16
Amortization of:
Prior service cost/(credit)	(1)	(2)	(3)	18	34	45
Actuarial loss	(83)	(71)	(49)	(13)	(11)	(13)
Total	$181	$442	$113	$47	$47	$42

Amounts included in accumulated other comprehensive income/(loss) expected to be amortized into net periodic cost (benefit) during 2013:

Millions	Pension	OPEB	Total
Prior service benefit	$-	$(16)	$(16)
Net actuarial loss	106	15	121
Total	$106	$(1)	$105

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future compensation growth. The underfunded accumulated benefit obligation represents the difference between the ABO and the fair value of plan assets. At December 31, 2012 and 2011, the non-qualified (supplemental) plan ABO was $331 million and $284 million, respectively. The following table discloses only the PBO, ABO, and fair value of plan assets for pension plans where the accumulated benefit obligation is in excess of the fair value of the plan assets as of December 31:

Underfunded Accumulated Benefit Obligation Millions	2012 [a]	2011
Projected benefit obligation	$3,574	$3,165
Accumulated benefit obligation	$3,440	$3,050
Fair value of plan assets	2,857	2,505
Underfunded accumulated benefit obligation	$(583)	$(545)

[a]	The fair value of plan assets for one plan is in excess of the accumulated benefit obligation and therefore is not included.

The ABO for all defined benefit pension plans was $3.4 billion and $3.0 billion at December 31, 2012 and 2011, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
Percentages	2012	2011	2012	2011
Discount rate	3.78%	4.54%	3.48%	4.36%
Compensation increase	3.76%	4.60%	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	6.64%	6.91%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate reached	N/A	N/A	2028	2028

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the years ended December 31:

	Pension			OPEB
Millions	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Cost:
Service cost	$54	$40	$34	$3	$2	$2
Interest cost	141	145	143	15	15	16
Expected return on plan assets	(190)	(180)	(178)	-	-	-
Amortization of:
Prior service cost/(credit)	1	2	3	(18)	(34)	(45)
Actuarial loss	83	71	49	13	11	13
Net periodic benefit cost/(benefit)	$89	$78	$51	$13	$(6)	$(14)

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows for the years ended December 31:

	Pension			OPEB
Percentages	2012	2011	2010	2012	2011	2010
Discount rate	4.54%	5.35%	5.90%	4.36%	5.01%	5.55%
Expected return on plan assets	7.50%	7.50%	8.00%	N/A	N/A	N/A
Compensation increase	3.69%	4.48%	3.45%	N/A	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	N/A	6.91%	7.07%	7.24%
Health care cost trend rate (employees over 65)	N/A	N/A	N/A	N/A	N/A	N/A
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend reached	N/A	N/A	N/A	2028	2028	2028

The discount rate was based on a yield curve of high quality corporate bonds with cash flows matching our plans’ expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return on pension plan assets, net of fees, was approximately 13% in 2012, 2% in 2011, and 14% in 2010.

Assumed health care cost trend rates have a significant effect on the expense and liabilities reported for health care plans. The assumed health care cost trend rate is based on historical rates and expected market conditions. The 2013 assumed health care cost trend rate for employees under 65 is 6.91%. It is assumed the rate will decrease gradually to an ultimate rate of 4.5% in 2028 and will remain at that level. A one-percentage point change in the assumed health care cost trend rates would have the following effects on OPEB:

Millions	One % pt. Increase	One % pt. Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on accumulated benefit obligation	18	(15)

Cash Contributions

The following table details our cash contributions for the qualified pension plans and the benefit payments for the non-qualified (supplemental) pension and OPEB plans:

	Pension
Millions	Qualified	Non-qualified	OPEB
2011	$200	15	24
2012	200	15	24

Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. All contributions made to the qualified pension plans in 2012 were voluntary and were made with cash generated from operations.

The non-qualified pension and OPEB plans are not funded and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent supplemental pension payments and claims paid for medical and life insurance. We anticipate our 2013 supplemental pension and OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2013 through 2022:

Millions	Pension	OPEB
2013	$165	$27
2014	169	27
2015	174	27
2016	179	26
2017	184	26
Years 2018 - 2022	988	119

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2012 and 2011, and target allocation for 2013, are as follows:

	Target	Percentage of Plan Assets December 31,
	Allocation 2013	2012	2011
Equity securities	60% to 70%	65%	58%
Debt securities	20% to 30%	25	32
Real estate	2% to 8%	5	5
Commodities	4% to 6%	5	5
Total		100%	100%

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target average long-term rate of return of 7.5%. While we believe we can achieve a long-term average rate of return of 7.5%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among equity, debt, and other investments in order to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges for equity, debt, and other portfolios are evaluated at least every three years with the assistance of an independent consulting firm. Actual asset allocations are monitored monthly, and rebalancing actions are executed at least quarterly, if needed.

The pension plan investments are held in a Master Trust. The majority of pension plan assets are invested in equity securities because equity portfolios have historically provided higher returns than debt and other asset classes over extended time horizons and are expected to do so in the future. Correspondingly, equity investments also entail greater risks than other investments. Equity risks are balanced by investing a significant portion of the plans’ assets in high quality debt securities. The average credit rating of the debt portfolio exceeded A+ as of December 31, 2012 and 2011. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities. The weighted-average maturity of the debt portfolio was 12 years at both December 31, 2012 and 2011.

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

U.S. Government Securities – Federal Government Securities consist of bills, notes, bonds, and other fixed income securities issued directly by the U.S. Treasury or by government-sponsored enterprises. These assets are valued using a bid evaluation process with bid data provided by independent pricing sources. Federal Government Securities are classified as Level 2 investments.

Corporate Bonds & Debentures – Bonds and debentures consist of fixed income securities issued by U.S. and non-U.S. corporations as well as state, local, and non-U.S. governments. These assets are valued using a bid evaluation process with bid data provided by independent pricing sources. Corporate, state, and municipal bonds and debentures are classified as Level 2 investments.

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

Venture Capital and Buyout Partnerships – This investment category is comprised of interests in limited partnerships that invest primarily in privately-held companies. Due to the private nature of the partnership investments, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships. These valuations are based on the application of public market multiples to private company cash flows, market transactions that provide valuation information for comparable companies, and other methods. Holdings of limited partnership interests are classified as Level 3 investments.

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

Other Investments – This category includes several miscellaneous assets such as commodity hedge fund investments and derivative securities. These investments have valuations that are based on observable inputs and are classified as Level 2 investments.

As of December 31, 2012, the pension plan assets measured at fair value on a recurring basis were as follows:

Millions	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets:
Temporary cash investments	$14	$-	$-	$14
Registered investment companies	10	258	-	268
U.S. government securities	-	125	-	125
Corporate bonds & debentures	-	326	-	326
Corporate stock	758	12	-	770
Venture capital and buyout partnerships	-	-	179	179
Real estate partnerships and funds	-	-	143	143
Common trust and other funds	-	1,018	-	1,018
Other investments	-	27	-	27
Total plan assets at fair value	$782	$1,766	$322	2,870
Other assets [a]				5
Total plan assets				$2,875

[a]	Other assets include accrued receivables and pending broker settlements.

As of December 31, 2011, the pension plan assets measured at fair value on a recurring basis were as follows:

Millions	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets:
Temporary cash investments	$22	$-	$-	$22
Registered investment companies	8	280	-	288
U.S. government securities	-	155	-	155
Corporate bonds & debentures	-	343	-	343
Corporate stock	547	8	-	555
Venture capital and buyout partnerships	-	-	184	184
Real estate partnerships and funds	-	-	126	126
Common trust and other funds	-	815	-	815
Other investments	-	29	-	29
Total plan assets at fair value	$577	$1,630	$310	2,517
Other assets [a]				(12)
Total plan assets				$2,505

[a]	Other assets include accrued receivables and pending broker settlements.

For the years ended December 31, 2012 and 2011, there were no significant transfers in or out of Levels 1, 2, or 3.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3 investments) during 2012:

Millions	Venture Capital and Buyout Partnerships	Real Estate Partnerships and Funds	Total
Beginning balance - January 1, 2012	$184	$126	$310
Realized gain	11	3	14
Unrealized gain	1	-	1
Purchases	18	23	41
Sales	(35)	(9)	(44)
Ending balance - December 31, 2012	$179	$143	$322

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

Other Retirement Programs

401(k)/Thrift Plan – We provide a defined contribution plan (401(k)/thrift plan) to eligible non-union employees for whom we make matching contributions. We match 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. Our plan contributions were $15 million in 2012, $14 million in 2011 and $13 million in 2010.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $644 million in 2012, $600 million in 2011, and $566 million in 2010.

Collective Bargaining Agreements – Under collective bargaining agreements, we participate in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Premiums paid under these plans are expensed as incurred and amounted to $62 million in 2012, $66 million in 2011, and $60 million in 2010.

6. Other Income

Other income included the following for the years ended December 31:

Millions	2012	2011	2010
Rental income	$83	$80	$84
Net gain on non-operating asset dispositions	29	43	25
Interest income	3	3	4
Early extinguishment of debt	(6)	(5)	(21)
Non-operating environmental costs and other	(1)	(9)	(38)
Total	$108	$112	$54

7. Income Taxes Components of income tax expense were as follows for the years ended December 31:
Millions	2012	2011	2010
Current tax expense:
Federal	$1,335	$862	$862
State	153	124	119
Total current tax expense	1,488	986	981
Deferred tax expense:
Federal	760	894	550
State	120	70	97
Total deferred tax expense	880	964	647
Unrecognized tax benefits:
Federal	5	11	26
State	2	11	(1)
Total unrecognized tax benefits expense/(benefits)	7	22	25
Total income tax expense	$2,375	$1,972	$1,653

For the years ended December 31, reconciliations between statutory and effective tax rates are as follows:

Tax Rate Percentages	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
State statutory rates, net of federal benefits	3.1	3.1	3.1
Deferred tax adjustments	(0.1)	(0.5)	(0.3)
Tax credits	(0.5)	(0.5)	(0.7)
Other	0.1	0.4	0.2
Effective tax rate	37.6%	37.5%	37.3%

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

Deferred income tax (liabilities)/assets were comprised of the following at December 31:

Millions	2012	2011
Deferred income tax liabilities:
Property	$(13,863)	$(13,312)
Other	(237)	(207)
Total deferred income tax liabilities	(14,100)	(13,519)
Deferred income tax assets:
Accrued wages	69	63
Accrued casualty costs	238	259
Debt and leases	185	365
Retiree benefits	365	342
Credits	200	197
Other	198	231
Total deferred income tax assets	$1,255	$1,457
Net deferred income tax liability	$(12,845)	$(12,062)

Current portion of deferred taxes	$263	$306
Non-current portion of deferred taxes	(13,108)	(12,368)
Net deferred income tax liability	$(12,845)	$(12,062)

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2012 and 2011, there were no valuation allowances.

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

A reconciliation of changes in unrecognized tax benefits liabilities/(assets) from the beginning to the end of the reporting period is as follows:

Millions	2012	2011	2010
Unrecognized tax benefits at January 1	$107	$86	$61
Increases for positions taken in current year	29	9	38
Increases for positions taken in prior years	4	81	11
Decreases for positions taken in prior years	(19)	(30)	(22)
Payments to and settlements with taxing authorities	-	(27)	(4)
Increases/(decreases) for interest and penalties	(4)	(9)	5
Lapse of statutes of limitations	(2)	(3)	(3)
Unrecognized tax benefits at December 31	$115	$107	$86

We recognize interest and penalties as part of income tax expense. Total accrued liabilities for interest and penalties were $6 million and $10 million at December 31, 2012 and 2011, respectively. Total interest and penalties recognized as part of income tax expense (benefit) were $(4) million for 2012, $10 million for 2011, and $6 million for 2010.

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 2005, although some interest calculations remain open for years prior to 2005. The IRS has completed its examinations and issued notices of deficiency for tax years 2005 through 2008. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. Additionally, several state tax authorities are examining our state income tax returns for years 2003 through 2010.

In 2012, Union Pacific and the IRS signed a closing agreement resolving all tax matters for tax years 1999-2004. In connection with the settlement, we will receive a refund of $8 million in 2013. The settlement had an immaterial effect on our income tax expense.

We do not expect our unrecognized tax benefits to change significantly in the next 12 months. At December 31, 2012, we had a net unrecognized tax benefit liability of $115 million. Of that amount, $13 million is classified as a current asset in the Consolidated Statement of Financial Position.

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

Millions	2012	2011	2010
Unrecognized tax benefits that would reduce the effective tax rate	$41	$80	$90
Unrecognized tax benefits that would not reduce the effective tax rate	74	27	(4)
Total unrecognized tax benefits	$115	$107	$86

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31:

Millions, Except Per Share Amounts	2012	2011	2010
Net income	$3,943	$3,292	$2,780

Weighted-average number of shares outstanding:
Basic	473.1	485.7	498.2
Dilutive effect of stock options	1.8	2.6	3.3
Dilutive effect of retention shares and units	1.6	1.5	1.4
Diluted	476.5	489.8	502.9

Earnings per share – basic	$8.33	$6.78	$5.58
Earnings per share – diluted	$8.27	$6.72	$5.53

Common stock options totaling 0.5 million, 0.6 million, and 0.3 million for 2012, 2011, and 2010, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

9. Accumulated Other Comprehensive Income/(Loss)

The after-tax components of accumulated other comprehensive loss were as follows:

Millions	Dec. 31, 2012	Dec. 31, 2011
Defined benefit plans	$(1,149)	$(1,004)
Foreign currency translation	(36)	(48)
Derivatives	(1)	(2)
Total	$(1,186)	$(1,054)

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At December 31, 2012 and 2011, our accounts receivable were reduced by $4 million and $9 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial Position. At December 31, 2012 and 2011, receivables classified as other assets were reduced by allowances of $33 million and $41 million, respectively.

Receivables Securitization Facility – Under the receivables securitization facility, the Railroad sells most of its accounts receivable to Union Pacific Receivables, Inc. (UPRI), a wholly-owned, bankruptcy-remote subsidiary. UPRI may subsequently transfer, without recourse on a 364-day revolving basis, an undivided interest in eligible accounts receivable to investors. The total capacity to transfer undivided interests to investors under the facility was $600 million at December 31, 2012 and 2011, respectively. The value of the outstanding undivided interest held by investors under the facility was $100 million at both December 31, 2012 and 2011. The value of the undivided interest held by investors was supported by $1.1 billion of accounts receivable at both December 31, 2012 and 2011. At both December 31, 2012 and 2011, the value of the interest retained by UPRI was $1.1 billion. This retained interest is included in accounts receivable, net in our Consolidated Statements of Financial Position.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution ratios increase one percent, the value of the outstanding undivided interest held by investors would not change as of December 31, 2012. Should our credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

The Railroad collected approximately $20.1 billion and $18.8 billion of receivables during the years ended December 31, 2012 and 2011, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $3 million, $4 million and $6 million for 2012, 2011 and 2010, respectively.

The investors have no recourse to the Railroad’s other assets, except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

In July 2012, the receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

Subsequent Event – On January 2, 2013, we transferred an additional $300 million in undivided interest to investors under the receivables securitization facility, increasing the value of the outstanding undivided interest held by investors from $100 million to $400 million.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average composite depreciation rate for each category:

Millions, Except Percentages As of December 31, 2012	Cost	Accumulated Depreciation		Net Book Value	Depreciation Rate for 2012
Land	$5,105	$	N/A	$5,105	N/A

Road:
Rail and other track material [a]	13,220		4,756	8,464	3.4%
Ties	8,404		2,157	6,247	2.8%
Ballast	4,399		1,085	3,314	2.9%
Other [b]	14,806		2,583	12,223	2.6%
Total road	40,829		10,581	30,248	3.0%

Equipment:
Locomotives	7,297		3,321	3,976	6.2%
Freight cars	1,991		1,018	973	3.5%
Work equipment and other	535		89	446	6.9%
Total equipment	9,823		4,428	5,395	5.7%

Technology and other	633		273	360	12.6%
Construction in progress	889		-	889	N/A
Total	$57,279		$15,282	$41,997	N/A

[a]	Includes a weighted-average composite depreciation rate for rail in high-density traffic corridors as discussed below.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

Millions, Except Percentages As of December 31, 2011	Cost	Accumulated Depreciation		Net Book Value	Depreciation Rate for 2011
Land	$5,098	$	N/A	$5,098	N/A

Road:
Rail and other track material [a]	12,461		4,592	7,869	3.3%
Ties	7,987		2,028	5,959	2.9%
Ballast	4,178		1,008	3,170	3.0%
Other [b]	14,118		2,502	11,616	2.6%
Total road	38,744		10,130	28,614	2.9%

Equipment:
Locomotives	6,502		3,003	3,499	5.7%
Freight cars	1,957		1,061	896	3.5%
Work equipment and other	529		57	472	6.5%
Total equipment	8,988		4,121	4,867	5.3%

Technology and other	610		259	351	12.3%
Construction in progress	1,004		-	1,004	N/A
Total	$54,444		$14,510	$39,934	N/A

[a]	Includes a weighted-average composite depreciation rate for rail in high-density traffic corridors as discussed below.

[b]	Other includes grading, bridges and tunnels, signals, buildings, and other road assets.

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

General and administrative expenditures are expensed as incurred. Normal repairs and maintenance, including rail grinding, are also expensed as incurred, while costs incurred that extend the useful life of an asset, improve the safety of our operations or improve operating efficiency are capitalized. These costs are allocated using appropriate statistical bases. Total expense for repairs and maintenance incurred was $2.1 billion for 2012, $2.2 billion for 2011, and $2.0 billion for 2010.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

12. Accounts Payable and Other Current Liabilities

Millions	Dec. 31, 2012	Dec. 31, 2011
Accounts payable	$825	$819
Accrued wages and vacation	376	363
Income and other taxes	368	482
Dividends payable	318	284
Accrued casualty costs	213	249
Interest payable	172	197
Equipment rents payable	95	90
Other	556	624
Total accounts payable and other current liabilities	$2,923	$3,108

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2012 and 2011, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in interest rates. We account for swaps as fair value hedges using the short-cut method; therefore, we do not record any ineffectiveness within our Consolidated Financial Statements. As of December 31, 2012 and 2011, we had no interest rate fair value hedges outstanding.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At December 31, 2012 and 2011, we had reductions of $1 million and $2 million, respectively, recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of December 31, 2012 and 2011, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the years ended December 31:

Millions	2012	2011	2010
Decrease in interest expense from interest rate hedging	$-	$-	$2
Increase in pre-tax income	$-	$-	$2

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At December 31, 2012, the fair value of total debt was $11.1 billion, approximately $2.1 billion more than the carrying value. At December 31, 2011, the fair value of total debt was $10.5 billion, approximately $1.6 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At December 31, 2012 and 2011, approximately $203 million and $303 million, respectively, of fixed-rate debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Total debt as of December 31, 2012 and 2011, net of interest rate swaps designated as fair value hedges, is summarized below:

Millions	2012	2011
Notes and debentures, 3.0% to 7.9% due through 2054	$6,950	$6,801
Capitalized leases, 3.1% to 9.2% due through 2028	1,848	1,874
Floating rate term loans, due through 2016	200	100
Equipment obligations, 6.2% to 6.7% due through 2031	119	147
Receivables Securitization (Note 10)	100	100
Mortgage bonds, 4.8% due through 2030	57	57
Tax-exempt financings, 1.8% to 5.7% due through 2022	56	159
Medium-term notes, 9.2% to 10.0% due through 2020	32	32
Unamortized discount	(365)	(364)
Total debt	8,997	8,906

Less: current portion	(196)	(209)
Total long-term debt	$8,801	$8,697

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2012, excluding market value adjustments:

Millions
2013	$296
2014	698
2015	442
2016	584
2017	753
Thereafter	6,224
Total debt	$8,997

As of both December 31, 2012 and December 31, 2011, we have reclassified as long-term debt $100 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Equipment Encumbrances – Equipment with a carrying value of approximately $2.9 billion at both December 31, 2012 and 2011 served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

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

Credit Facilities – On December 31, 2012, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during 2012. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility matures in 2015 under a four year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At December 31, 2012, and December 31, 2011 (and at all times during the year), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2012, the debt-to-net-worth coverage ratio allowed us to carry up to $39.8 billion of debt (as defined in the facility), and we had $9.6 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During 2012, we issued and repaid commercial paper of $50 million. At December 31, 2012 and 2011, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $15.1 billion and $13.8 billion at December 31, 2012 and 2011, respectively.

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

During 2012, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
June 11, 2012	$300 million of 2.95% Notes due January 15, 2023 $300 million of 4.30% Notes due June 15, 2042

We used the net proceeds from the offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At December 31, 2012, we had remaining authority to issue up to $1.4 billion of debt securities under our shelf registration.

On May 22, 2012, we borrowed $100 million under a 4-year-term loan (the loan). The loan has a floating rate based on London Interbank Offered Rates, plus a spread, and is prepayable in whole or in part without a premium prior to maturity. The agreement documenting the loan has provisions similar to our revolving credit facility, including identical debt-to-net-worth covenant and change of control provisions and similar customary default provisions. The agreement does not include any other financial restrictions, credit rating triggers, or any other provision that would require us to post collateral.

During the third and fourth quarters of 2012, we acquired 343 locomotives by exercising early buy-out rights in certain operating and capital lease agreements. Following the acquisition of the locomotives, we sold them to financing parties and entered into capital lease financing agreements with these parties. We did not recognize any gains or losses as a result of these transactions. Capital lease obligations totaling $286 million are reported in our Consolidated Statements of Financial Position as debt at December 31, 2012.

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

Debt Redemptions – On November 30, 2012, we redeemed all $450 million of our outstanding 5.45% notes due January 31, 2013. The redemption resulted in an early extinguishment charge of $4 million.

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

Receivables Securitization Facility – As of December 31, 2012 and 2011, we have recorded $100 million as secured debt under our receivables securitization facility. (See further discussion of our receivables securitization facility in Note 10).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase price options are not considered to be potentially significant to the VIE’s. The future minimum lease payments associated with the VIE leases totaled $3.6 billion as of December 31, 2012.

16. Leases

We lease certain locomotives, freight cars, and other property. The Consolidated Statements of Financial Position as of December 31, 2012 and 2011 included $2,467 million, net of $966 million of accumulated depreciation, and $2,458 million, net of $915 million of accumulated depreciation, respectively, for properties held under capital leases. A charge to income resulting from the depreciation for assets held under capital leases is included within depreciation expense in our Consolidated Statements of Income. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012, were as follows:

Millions	Operating Leases	Capital Leases
2013	$525	$282
2014	466	265
2015	410	253
2016	375	232
2017	339	243
Later years	2,126	1,166
Total minimum lease payments	$4,241	$2,441

Amount representing interest	N/A	(593)
Present value of minimum lease payments	N/A	$1,848

Approximately 94% of capital lease payments relate to locomotives. Rent expense for operating leases with terms exceeding one month was $631 million in 2012, $637 million in 2011, and $624 million in 2010. When cash rental payments are not made on a straight-line basis, we recognize variable rental expense on a straight-line basis over the lease term. Contingent rentals and sub-rentals are not significant.

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

Our personal injury liability is not discounted to present value. Approximately 90% of the recorded liability is related to asserted claims, and approximately 10% is related to unasserted claims at December 31, 2012. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $334 million to $368 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2012	2011	2010
Beginning balance	$368	$426	$545
Current year accruals	121	118	155
Changes in estimates for prior years	(58)	(71)	(101)
Payments	(97)	(105)	(173)
Ending balance at December 31	$334	$368	$426

Current portion, ending balance at December 31	$95	$103	$140

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 22% of the recorded liability related to asserted claims and approximately 78% related to unasserted claims at December 31, 2012. Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $139 million to $149 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.

Our asbestos-related liability activity was as follows:

Millions	2012	2011	2010
Beginning balance	$147	$162	$174
Credits	(2)	(5)	(1)
Payments	(6)	(10)	(11)
Ending balance at December 31	$139	$147	$162

Current portion, ending balance at December 31	$8	$8	$12

In conjunction with the liability update performed in 2012, we also reassessed estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2012 and 2011. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; and there are material changes with respect to payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 284 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 32 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At December 31, 2012, none of our environmental liability was discounted, while less than 1% of our environmental liability was discounted at 2.0% at December 31, 2011.

Our environmental liability activity was as follows:

Millions	2012	2011 [a]	2010
Beginning balance	$172	$213	$217
Accruals	48	29	57
Payments	(50)	(70)	(61)
Ending balance at December 31	$170	$172	$213

Current portion, ending balance at December 31	$50	$50	$74

[a]	Payments include $25 million to resolve the Omaha Lead Site liability.

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

Guarantees – At December 31, 2012, we were contingently liable for $307 million in guarantees. We have recorded a liability of $2 million for the fair value of these obligations as of December 31, 2012 and 2011. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR under a 10-year agreement commencing on January 1, 2004 for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and, on September 28, 2011, the judge issued a tentative Statement of Decision, which concluded that SFPP owes back rent to UPRR for the years 2004 through 2011. On May 29, 2012, the court entered judgment, awarding UPRR back rent and prejudgment interest. SFPP is appealing the final judgment. A favorable final judgment may materially affect our results of operations in the period of any monetary recoveries; however, due to the uncertainty regarding the amount and timing of any recovery, including the outcome of SFPP’s appeal of this judgment or any subsequent proceeding, we consider this a gain contingency and do not reflect any amounts in the Condensed Consolidated Financial Statements as of December 31, 2012.

18. Share Repurchase Program

Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million shares of our common stock by March 31, 2014, replacing our previous repurchase program. As of December 31, 2012, we repurchased a total of $7.1 billion of our common stock since the commencement of our repurchase programs. The table below represents shares repurchased under the new repurchase program, except for the first quarter of 2011 which represent shares repurchased under the previous program.

	Number of Shares Purchased		Average Price Paid
	2012	2011	2012	2011
First quarter	3,917,369	2,636,178	$110.64	$94.10
Second quarter	3,770,528	3,576,399	110.02	100.75
Third quarter	3,098,812	4,681,535	122.13	91.45
Fourth quarter	2,033,750	3,885,658	121.81	98.16
Total	12,820,459	14,779,770	$115.01	$95.94

Remaining number of shares that may be repurchased under current authority				15,035,949

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

19. Selected Quarterly Data (Unaudited)

Millions, Except Per Share Amounts
2012	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Operating revenues	$5,112	$5,221	$5,343	$5,250
Operating income	1,510	1,724	1,786	1,725
Net income	863	1,002	1,042	1,036
Net income per share:
Basic	1.81	2.11	2.21	2.21
Diluted	1.79	2.10	2.19	2.19

Millions, Except Per Share Amounts
2011	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Operating revenues	$4,490	$4,858	$5,101	$5,108
Operating income	1,137	1,392	1,578	1,617
Net income	639	785	904	964
Net income per share:
Basic	1.31	1.61	1.87	2.01
Diluted	1.29	1.59	1.85	1.99

Per share net income for the four quarters combined may not equal the per share net income for the year due to rounding.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of December 31, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on the next page.

February 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation:

We have audited the internal control over financial reporting of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Corporation and our report dated February 8, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

Omaha, Nebraska

February 8, 2013

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

Item 11. Executive Compensation

Information concerning compensation received by our directors and our named executive officers is presented in the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in Fiscal Year 2012, Outstanding Equity Awards at 2012 Fiscal Year-End, Option Exercises and Stock Vested in Fiscal Year 2012, Pension Benefits at 2012 Fiscal Year-End, Nonqualified Deferred Compensation at 2012 Fiscal Year-End, Potential Payments Upon Termination or Change in Control and Director Compensation in Fiscal Year 2012 segments of the Proxy Statement and is incorporated herein by reference. Additional information regarding compensation of directors, including Board committee members, is set forth in the By-Laws of UPC and the Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, both of which are included as exhibits to this report. Information regarding the Compensation and Benefits Committee is set forth in the Compensation Committee Interlocks and Insider Participation and Compensation Committee Report segments of the Proxy Statement and is incorporated herein by reference.

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

The following table summarizes the equity compensation plans under which UPC common stock may be issued as of December 31, 2012:

	Column (a)	Column (b)	Column (c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,892,817 [1]	$52.89 [2]	32,168,520

Total	5,892,817	$52.89	32,168,520

[1]	Includes 1,604,221 retention units that do not have an exercise price. Does not include 1,851,382 retention shares that have been issued and are outstanding.

[2]	Does not include the retention units or retention shares described above in footnote 1.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of February, 2013.

UNION PACIFIC CORPORATION

By   /s/ John J. Koraleski

       John J. Koraleski,

       President and

       Chief Executive Officer

       Union Pacific Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 8th day of February, 2013, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER

AND DIRECTOR:

      /s/ John J. Koraleski

      John J. Koraleski,

      President and

      Chief Executive Officer

      Union Pacific Corporation

PRINCIPAL FINANCIAL OFFICER:

      /s/ Robert M. Knight, Jr.

      Robert M. Knight, Jr.,

      Executive Vice President - Finance

      and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

      /s/ Jeffrey P. Totusek

      Jeffrey P. Totusek,

      Vice President and Controller

DIRECTORS:

Andrew H. Card, Jr.*	Michael R. McCarthy*
Erroll B. Davis, Jr.*	Michael W. McConnell*
Thomas J. Donohue*	Thomas F. McLarty III*
Archie W. Dunham*	Steven R. Rogel*
Judith Richards Hope*	Jose H. Villarreal*
Charles C. Krulak*	James R. Young*

* By  /s/ James J. Theisen, Jr.

         James J. Theisen, Jr., Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2012	2011	2010
Allowance for doubtful accounts:
Balance, beginning of period	$50	$56	$70
Charges/(reduction) to expense	(1)	-	(6)
Net recoveries/(write-offs)	(12)	(6)	(8)
Balance, end of period	$37	$50	$56

Allowance for doubtful accounts are presented in the Consolidated Statements of Financial Position as follows:
Current	$4	$9	$5
Long-term	33	41	51
Balance, end of period	$37	$50	$56

Accrued casualty costs:
Balance, beginning of period	$778	$905	$1,086
Charges to expense	190	110	186
Cash payments and other reductions	(234)	(237)	(367)
Balance, end of period	$734	$778	$905

Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$213	$249	$325
Long-term	521	529	580
Balance, end of period	$734	$778	$905

UNION PACIFIC CORPORATION

Exhibit Index

Exhibit No.	Description

Filed with this Statement

10(a)	Form of 2013 Long Term Plan Stock Unit Agreement dated February 7, 2013.

10(b)	Form of Stock Unit Agreement for Executives dated February 7, 2013.

10(c)	Form of Non-Qualified Stock Option Agreement for Executives dated February 7, 2013.

12	Ratio of Earnings to Fixed Charges.

21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.

23	Independent Registered Public Accounting Firm’s Consent.

24	Powers of attorney executed by the directors of UPC.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – John J. Koraleski.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – John J. Koraleski and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (filed with the SEC on February 8, 2013), is formatted in XBRL and submitted electronically herewith: (i) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010, (iii) Consolidated Statements of Financial Position at December 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to the Consolidated Financial Statements.

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

4(c)	Form of 2.950% Note due 2023 is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, dated June 11, 2012.

4(d)	Form of 4.300% Note due 2042 is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated June 11, 2012.

Certain instruments evidencing long-term indebtedness of UPC are not filed as exhibits because the total amount of securities authorized under any single such instrument does not exceed 10% of the Corporation’s total consolidated assets. UPC agrees to furnish the Commission with a copy of any such instrument upon request by the Commission.

10(d)

Supplemental Thrift Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, as amended December 28, 2011, is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

10(o)

UPC 2004 Stock Incentive Plan, originally effective as of April 16, 2004, and amended and restated effective January 1, 2009, and amended September 23, 2009, is incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10(p)	UPC 2001 Stock Incentive Plan, as amended November 16, 2006, is incorporated herein by reference to Exhibit 10(e) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(q)

Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding Company, Inc., Union Pacific Merger Co. and Southern Pacific Rail Corporation (SP) is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(r)

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

10(s)

Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR, SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(t)

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

10(w)	Form of 2009 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(x)	Form of 2010 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(y)	Form of 2011 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporations Annual Report on Form 10-K for the year ended December 31, 2010.

10(z)	Form of 2012 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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