Form 10-Q
period 2013-03-31
UNION PACIFIC CORP
filed 2013-04-18
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

☐  Yes             ☑  No

As of April 12, 2013, there were 466,778,645 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2013	2012
Operating revenues:
Freight revenues	$4,984	$4,823
Other revenues	306	289
Total operating revenues	5,290	5,112

Operating expenses:
Compensation and benefits	1,216	1,211
Fuel	900	926
Purchased services and materials	557	526
Depreciation	434	427
Equipment and other rents	313	296
Other	237	216
Total operating expenses	3,657	3,602

Operating income	1,633	1,510
Other income (Note 6)	40	16
Interest expense	(128)	(135)
Income before income taxes	1,545	1,391
Income taxes	(588)	(528)
Net income	$957	$863

Share and Per Share (Note 8):
Earnings per share - basic	$2.05	$1.81
Earnings per share - diluted	$2.03	$1.79
Weighted average number of shares - basic	467.8	477.8
Weighted average number of shares - diluted	470.5	481.4
Dividends declared per share	$0.69	$0.60

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended March 31,	2013	2012
Net income	$957	$863
Other comprehensive income:
Defined benefit plans	14	(7)
Foreign currency translation	3	15
Total other comprehensive income [a]	17	8

Comprehensive income	$974	$871

[a]	Net of deferred taxes of $12 million and $8 million during the three months ended March 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,917	$1,063
Accounts receivable, net (Note 10)	1,512	1,331
Materials and supplies	655	660
Current deferred income taxes (Note 7)	251	263
Other current assets	311	297
Total current assets	4,646	3,614

Investments	1,240	1,259
Net properties (Note 11)	42,376	41,997
Other assets	299	283
Total assets	$48,561	$47,153

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,058	$2,923
Debt due within one year (Note 14)	552	196
Total current liabilities	3,610	3,119

Debt due after one year (Note 14)	9,309	8,801
Deferred income taxes (Note 7)	13,288	13,108
Other long-term liabilities	2,210	2,248
Commitments and contingencies (Note 16)
Total liabilities	28,417	27,276

Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
554,858,135 and 554,558,034 issued; 467,137,922 and 469,465,273
outstanding, respectively	1,387	1,386
Paid-in-surplus	4,134	4,113
Retained earnings	22,905	22,271
Treasury stock	(7,113)	(6,707)
Accumulated other comprehensive loss (Note 9)	(1,169)	(1,186)
Total common shareholders’ equity	20,144	19,877
Total liabilities and common shareholders’ equity	$48,561	$47,153

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended March 31,	2013	2012
Operating Activities
Net income	$957	$863
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	434	427
Deferred income taxes and unrecognized tax benefits	184	124
Other operating activities, net	4	17
Changes in current assets and liabilities:
Accounts receivable, net	(181)	74
Materials and supplies	5	(68)
Other current assets	(14)	(58)
Accounts payable and other current liabilities	135	25
Cash provided by operating activities	1,524	1,404
Investing Activities
Capital investments	(782)	(804)
Proceeds from asset sales	17	13
Other investing activities, net	(35)	(39)
Cash used in investing activities	(800)	(830)
Financing Activities
Debt issued (Note 14)	944	-
Common share repurchases (Note 17)	(374)	(433)
Dividends paid	(323)	(289)
Debt repaid	(83)	(72)
Other financing activities, net	(34)	(2)
Cash provided by/(used in) financing activities	130	(796)
Net change in cash and cash equivalents	854	(222)
Cash and cash equivalents at beginning of year	1,063	1,217
Cash and cash equivalents at end of period	$1,917	$995
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$318	$282
Capital investments accrued but not yet paid	107	118
Common shares repurchased but not yet paid	20	-
Cash paid for:
Interest, net of amounts capitalized	$(179)	$(198)
Income taxes, net of refunds	(39)	(102)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2012	554.3	(74.4)	$1,386	$4,031	$19,508	$(5,293)	$(1,054)	$18,578
Net income			-	-	863	-	-	863
Other comp. income			-	-	-	-	8	8
Conversion, stock option exercises, forfeitures, and other	0.3	0.6	1	25	-	-	-	26
Share repurchases (Note 17)	-	(3.9)	-	-	-	(433)	-	(433)
Cash dividends declared ($0.60 per share)	-	-	-	-	(287)	-	-	(287)
Balance at March 31, 2012	554.6	(77.7)	$1,387	$4,056	$20,084	$(5,726)	$(1,046)	$18,755

Balance at January 1, 2013	554.6	(85.1)	$1,386	$4,113	$22,271	$(6,707)	$(1,186)	$19,877
Net income			-	-	957	-	-	957
Other comp. income			-	-	-	-	17	17
Conversion, stock option exercises, forfeitures, and other	0.2	0.3	1	21	-	(12)	-	10
Share repurchases (Note 17)	-	(2.9)	-	-	-	(394)	-	(394)
Cash dividends declared ($0.69 per share)	-	-	-	-	(323)	-	-	(323)
Balance at March 31, 2013	554.8	(87.7)	$1,387	$4,134	$22,905	$(7,113)	$(1,169)	$20,144

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (See Note 9)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2012, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2012 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results for the entire year ending December 31, 2013.

The Condensed Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

2. Adoption of New Accounting Pronouncement

On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. We adopted this ASU during the three months ended March 31, 2013.

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and review revenue by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions, for the Three Months Ended March 31,	2013	2012
Agricultural	$784	$858
Automotive	487	430
Chemicals	873	768
Coal	936	995
Industrial Products	916	863
Intermodal	988	909
Total freight revenues	$4,984	$4,823
Other revenues	306	289
Total operating revenues	$5,290	$5,112

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are revenues from our Mexico business which amounted to $505 million and $482 million, respectively for the three months ended March 31, 2013 and March 31, 2012.

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

Millions, for the Three Months Ended March 31,	2013	2012
Stock-based compensation, before tax:
Stock options	$4	$5
Retention awards	21	20
Total stock-based compensation, before tax	$25	$25

Excess tax benefits from equity compensation plans	$46	$39

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2013	2012
Risk-free interest rate	0.8%	0.8%
Dividend yield	2.1%	2.1%
Expected life (years)	5.0	5.3
Volatility	36.2%	36.8%
Weighted-average grant-date fair value of options granted	$34.98	$31.29

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

A summary of stock option activity during the three months ended March 31, 2013 is presented below:

	Options (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2013	4,289	$65.68	5.8 yrs.	$258
Granted	572	132.00	N/A	N/A
Exercised	(333)	53.17	N/A	N/A
Forfeited or expired	(14)	103.73	N/A	N/A
Outstanding at March 31, 2013	4,514	$74.89	6.1 yrs.	$305

Vested or expected to vest at March 31, 2013	4,476	$74.52	6.1 yrs.	$304

Options exercisable at March 31, 2013	3,359	$59.45	5.1 yrs.	$279

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at March 31, 2013 are subject to performance or market-based vesting conditions.

At March 31, 2013, there was $31 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years. Additional information regarding stock option exercises appears in the table below:

Millions, for the Three Months Ended March 31,	2013	2012
Intrinsic value of stock options exercised	$28	$62
Cash received from option exercises	14	21
Treasury shares repurchased for employee payroll taxes	(5)	(8)
Tax benefit realized from option exercises	11	24
Aggregate grant-date fair value of stock options vested	16	16

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2013 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	2,355	$ 73.27
Granted	420	132.00
Vested	(846)	47.46
Forfeited	(24)	78.52
Nonvested at March 31, 2013	1,905	$ 97.61

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At March 31, 2013, there was $105 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.2 years.

Performance Retention Awards – In February 2013, our Board of Directors approved performance stock unit grants. Other than different performance targets, the basic terms of these performance stock units are identical to those granted in February 2011 and February 2012, including using annual return on invested capital (ROIC) as the performance measure. We define ROIC as net operating profit adjusted for interest expense (including interest on the present value of operating leases) and taxes on interest divided by average invested capital adjusted for the present value of operating leases.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2013 grant were as follows:

2013
Dividend per share per quarter	$0.69
Risk-free interest rate at date of grant	0.4%

Changes in our performance retention awards during the three months ended March 31, 2013 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	1,075	$ 83.80
Granted	304	125.14
Vested	(401)	58.33
Forfeited	(22)	95.89
Nonvested at March 31, 2013	956	$ 107.35

At March 31, 2013, there was $65 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.8 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

Expense

Both pension and OPEB expense are determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. Differences in actual experience in relation to assumptions are not recognized in net income immediately, but are deferred in accumulated other comprehensive income and, if necessary, amortized as pension or OPEB expense.

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the three months ended March 31:

	Pension		OPEB
Millions	2013	2012	2013	2012
Service cost	$19	$13	$1	$1
Interest cost	33	35	3	3
Expected return on plan assets	(51)	(47)	-	-
Amortization of:
Prior service credit	-	-	(4)	(4)
Actuarial loss	26	21	4	3
Net periodic pension cost	$27	$22	$4	$3

Cash Contributions

For the three months ended March 31, 2013, we made $14 million of cash contributions to the qualified pension plan. Any additional contributions made during 2013 will be based on cash generated from operations and financial market considerations. All contributions made to the qualified pension plan during the three months ended March 31, 2013 were voluntary and were made with cash generated from operations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2013, we do not have minimum cash funding requirements for 2013.

6. Other Income

Other income included the following:

Millions, for the Three Months Ended March 31,	2013 [a]	2012
Rental income	$37	$20
Net gain on non-operating asset dispositions	4	1
Non-operating environmental costs and other	(1)	(5)
Total	$40	$16

[a]	Rental income includes $17 million related to a land lease contract settlement.

7. Income Taxes

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 2005, although some interest calculations remain open for years prior to 2005. The IRS has completed its examinations and issued notices of deficiency for years 2005 through 2008. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. The IRS is examining years 2009 and 2010, and we expect to receive their exam report in 2013. Additionally, several state tax authorities are examining our state income tax returns for years 2003 through 2010.

At March 31, 2013, our liability for unrecognized tax benefits was $119 million. Of that amount, $6 million is classified as a current asset in the Condensed Consolidated Statements of Financial Position.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2013	2012
Net income	$957	$863

Weighted-average number of shares outstanding:
Basic	467.8	477.8
Dilutive effect of stock options	1.4	2.2
Dilutive effect of retention shares and units	1.3	1.4
Diluted	470.5	481.4

Earnings per share – basic	$2.05	$1.81
Earnings per share – diluted	$2.03	$1.79
Stock options excluded as their inclusion would be antidilutive	0.4	0.4

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2013 and 2012, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Derivatives	Total
Balance at January 1, 2013	$(1,149)	$(36)	$(1)	$(1,186)

Other comprehensive income/(loss) before reclassifications	(2)	3	-	1
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	16	-	-	16

Net year-to-date other comprehensive income/(loss), net of taxes of $12 million	14	3	-	17

Balance at March 31, 2013	$(1,135)	$(33)	$(1)	$(1,169)

Balance at January 1, 2012	$(1,004)	$(48)	$(2)	$(1,054)

Other comprehensive income/(loss) before reclassifications	(7)	15	-	8
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-	-

Net year-to-date other comprehensive income/(loss), net of taxes of $8 million	(7)	15	-	8

Balance at March 31, 2012	$(1,011)	$(33)	$(2)	$(1,046)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At both March 31, 2013 and December 31, 2012, our accounts receivable were reduced by $4 million. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At March 31, 2013 and December 31, 2012, receivables classified as other assets were reduced by allowances of $26 million and $33 million, respectively.

Receivables Securitization Facility – The Railroad maintains a $600 million, 364-day receivables securitization facility under which it sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a wholly-owned, bankruptcy-remote subsidiary which may subsequently transfer, without recourse an undivided interest in accounts receivable to investors. The amount outstanding under the facility was $400 million and $100 million at March 31, 2013 and December 31, 2012, respectively. The amount outstanding under the facility was supported by $1.2 billion and $1.1 billion of accounts receivable as collateral at March 31, 2013 and December 31, 2012, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The outstanding amounts the Railroad is allowed to maintain under the facility, with a maximum of $600 million, may fluctuate based on the availability of eligible receivables and is directly affected by business volumes and credit risks, including receivables payment quality measures such as default and dilution ratios. If default or dilution ratios increase one percent, amounts allowed to be outstanding under the facility would not materially change.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended March 31, 2013 and 2012.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

In July 2012, the receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted average estimated useful life for each category (in years):

Millions, Except Percentages As of March 31, 2013	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,106	$	N/A	$5,106	N/A
Road:
Rail and other track material	13,359		4,812	8,547	35
Ties	8,501		2,194	6,307	33
Ballast	4,441		1,108	3,333	34
Other roadway [a]	14,882		2,621	12,261	48

Total road	41,183		10,735	30,448	N/A
Equipment:
Locomotives	7,279		3,283	3,996	20
Freight cars	2,010		1,004	1,006	25
Work equipment and other	537		97	440	19

Total equipment	9,826		4,384	5,442	N/A

Technology and other	641		255	386	11
Construction in progress	994		-	994	N/A
Total	$57,750		$15,374	$42,376	N/A

Millions, Except Percentages As of December 31, 2012	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,105	$	N/A	$5,105	N/A
Road:
Rail and other track material	13,220		4,756	8,464	33
Ties	8,404		2,157	6,247	33
Ballast	4,399		1,085	3,314	34
Other roadway [a]	14,806		2,583	12,223	49

Total road	40,829		10,581	30,248	N/A
Equipment:
Locomotives	7,297		3,321	3,976	19
Freight cars	1,991		1,018	973	23
Work equipment and other	535		89	446	17
Total equipment	9,823		4,428	5,395	N/A
Technology and other	633		273	360	11
Construction in progress	889		-	889	N/A
Total	$57,279		$15,282	$41,997	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

Millions	March 31, 2013	Dec. 31, 2012
Accounts payable	$815	$825
Income and other taxes payable	585	368
Accrued wages and vacation	379	376
Dividends payable	318	318
Accrued casualty costs	219	213
Interest payable	122	172
Equipment rents payable	100	95
Other	520	556

Total accounts payable and other current liabilities	$3,058	$2,923

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At both March 31, 2013 and December 31, 2012, we had reductions of $1 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014 for a cash flow hedge that was settled in 2004. As of March 31, 2013 and December 31, 2012, we had no interest rate cash flow hedges outstanding.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At March 31, 2013, the fair value of total debt was $11.8 billion, approximately $1.9 billion more than the carrying value. At December 31, 2012, the fair value of total debt was $11.1 billion, approximately $2.1 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At both March 31, 2013 and December 31, 2012, approximately $203 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At March 31, 2013, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility at any time during the three months ended March 31, 2013. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility matures in 2015 under a four year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At March 31, 2013, and December 31, 2012 (and at all times during the first quarter), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2013, the debt-to-net-worth coverage ratio allowed us to carry up to $40.3 billion of debt (as defined in the facility), and we had $10.4 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2013, we did not issue or repay any commercial paper, and at March 31, 2013, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Shelf Registration Statement and Significant New Borrowings – We filed a new automatic shelf registration statement that became effective on February 8, 2013. The Board of Directors authorized the issuance of up to $4 billion of debt securities, replacing the $1.4 billion of authority remaining under our shelf registration filed in February 2010. SEC rules require UPC, a large accelerated filer, to file a new shelf registration statement every three years. Under the current shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

On March 15, 2013, we issued $325 million of 2.75% unsecured fixed-rate notes and $325 million of 4.25% unsecured fixed-rate notes under our shelf registration statement. The 2.75% notes will mature on April 15, 2023, and the 4.25% notes will mature on April 15, 2043. Proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At March 31, 2013, we had remaining authority from our Board of Directors to issue up to $3.35 billion of debt securities under the shelf registration.

At March 31, 2013 and December 31, 2012, we reclassified as long-term debt approximately $400 million and $100 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Receivables Securitization Facility – As of March 31, 2013 and December 31, 2012, we recorded $400 million and $100 million, respectively, as secured debt under our receivables securitization facility. (See further discussion of our receivables securitization facility in Note 10).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase price options are not considered to be potentially significant to the VIE’s. The future minimum lease payments associated with the VIE leases totaled $3.5 billion as of March 31, 2013.

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

Our personal injury liability is not discounted to present value. Approximately 90% of the recorded liability is related to asserted claims and approximately 10% is related to unasserted claims at March 31, 2013. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $335 to $369 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Three Months Ended March 31,	2013	2012
Beginning balance	$334	$368
Current year accruals	27	30
Changes in estimates for prior years	(8)	3
Payments	(18)	(29)
Ending balance at March 31	$335	$372
Current portion, ending balance at March 31	$97	$107

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 23% of the recorded liability related to asserted claims and approximately 77% related to unasserted claims at March 31, 2013.

Our asbestos-related liability activity was as follows:

Millions, for the Three Months Ended March 31,	2013	2012
Beginning balance	$139	$147
Accruals	-	-
Payments	(3)	(2)
Ending balance at March 31	$136	$145
Current portion, ending balance at March 31	$9	$9

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at March 31, 2013, and December 31, 2012.

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

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At both March 31, 2013 and December 31, 2012, none of our environmental liability was discounted.

Our environmental liability activity was as follows:

Millions, for the Three Months Ended March 31,	2013	2012
Beginning balance	$170	$172
Accruals	7	13
Payments	(11)	(7)
Ending balance at March 31	$166	$178

Current portion, ending balance at March 31	$50	$45

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

Insurance – The Company has a consolidated, wholly-owned captive insurance subsidiary (the captive), that provides insurance coverage for certain risks including FELA claims and property coverage which are subject to reinsurance. The captive entered into annual reinsurance treaty agreements that insure workers compensation, general liability, auto liability and FELA risk. The captive cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. The captive receives direct premiums, which are netted against the Company’s premium costs in other expenses in the Condensed Consolidated Statements of Income. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance, and we do not believe our exposure to treaty participants’ non-performance is material at this time. In the event the Company leaves the reinsurance program, the Company is not relieved of its primary obligation to the policyholders for activity prior to the termination of the treaty agreements. We record both liabilities and reinsurance receivables using an actuarial analysis based on historical experience in our Condensed Consolidated Statement of Financial Position.

Guarantees – At March 31, 2013, we were contingently liable for $307 million in guarantees. We have recorded a liability of $2 million for the fair value of these obligations as of March 31, 2013, and December 31, 2012. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At March 31, 2013, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $4.1 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR under a 10-year agreement commencing on January 1, 2004 for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and, on September 28, 2011, the judge issued a tentative Statement of Decision, which concluded that SFPP owes back rent to UPRR for the years 2004 through 2011. On May 29, 2012, the court entered judgment, awarding UPRR back rent and prejudgment interest. SFPP is appealing the final judgment. A favorable final judgment may materially affect our results of operations in the period of any monetary recoveries; however, due to the uncertainty regarding the amount and timing of any recovery, including the outcome of SFPP’s appeal of this judgment or any subsequent proceeding, we consider this a gain contingency and do not reflect any amounts in the Condensed Consolidated Financial Statements as of March 31, 2013.

17. Share Repurchase Program

Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million shares of our common stock by March 31, 2014, replacing our previous repurchase program. As of March 31, 2013, we repurchased a total of $7.5 billion of our common stock since the commencement of our repurchase programs. The table below represents shares repurchased under the new repurchase program.

	Number of Shares Purchased		Average Price Paid
	2013	2012	2013	2012
First quarter	2,881,400	3,917,369	$136.58	$110.64

Remaining number of shares that may be repurchased under current authority				12,154,549

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013, Compared to

Three Months Ended March 31, 2012

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2012 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first three months of 2013.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $2.03 per diluted share on net income of $957 million in the first quarter of 2013 compared to earnings of $1.79 per diluted share on net income of $863 million for the first quarter of 2012. Freight revenues increased $161 million in the first quarter compared to the same period in 2012 driven by core pricing gains. Our diverse portfolio of business offset lower shipments of coal and agricultural products with increases in other markets, including strong growth in shale-related products (crude oil and frac sand), international intermodal and lumber shipments. Core pricing gains, our ongoing focus on safety, service and network efficiency and continued cost control measures drove record financial results in the first quarter.

We continued operating an efficient and fluid network, adjusting resources to match significant shifts in our business mix. Average train speed, as reported to the Association of American Railroads (AAR), improved slightly compared to 2012. Average terminal dwell time increased 4% compared to first quarter 2012, primarily due to continuing growth of manifest traffic concentrated in the Southern Region. Average rail car inventory decreased 4% in the first quarter as volume declined 2%, despite a shift in traffic mix to more manifest shipments, which have longer cycle times.

Operating Revenues

Millions, for the Three Months Ended March 31,	2013	2012	% Change
Freight revenues	$4,984	$4,823	3%
Other revenues	306	289	6
Total	$5,290	$5,112	3%

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

Freight revenues for four of the six commodity groups increased during the first quarter of 2013 compared to 2012, driven by core pricing gains, partially offset by an overall decline in volume levels. Substantial decreases in coal and agricultural products offset strong chemical and intermodal shipments.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $636 million in the first quarter of 2013, compared to $614 million in the same period of 2012. Higher fuel surcharge recoveries, due to the lag impact of our programs partially offset by volume declines drove the increase from 2012.

In the first quarter of 2013, other revenues increased from 2012 due primarily to higher revenues at our subsidiaries that broker intermodal and automotive services.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues Millions, for the Three Months Ended March 31,	2013	2012	% Change
Agricultural	$784	$858	(9)%
Automotive	487	430	13
Chemicals	873	768	14
Coal	936	995	(6)
Industrial Products	916	863	6
Intermodal	988	909	9
Total	$4,984	$4,823	3%

Revenue Carloads Thousands, for the Three Months Ended March 31,	2013	2012	% Change
Agricultural	212	234	(9)%
Automotive	184	180	2
Chemicals	271	241	12
Coal	402	495	(19)
Industrial Products	289	290	-
Intermodal [a]	810	778	4
Total	2,168	2,218	(2)%

Average Revenue per Car for the Three Months Ended March 31,	2013	2012	% Change
Agricultural	$3,694	$3,664	1%
Automotive	2,648	2,390	11
Chemicals	3,225	3,184	1
Coal	2,329	2,010	16
Industrial Products	3,174	2,977	7
Intermodal [a]	1,219	1,169	4
Average	$2,299	$2,175	6%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Lower volume, partially offset by price improvements, reduced freight revenue from agricultural shipments in the first quarter of 2013 versus 2012. Corn shipments decreased 31% in the first quarter of 2013 versus 2012, reflecting the impact of the severe drought in 2012 that affected Railroad served territory. The tight supply of corn and resulting high corn prices contributed to lower livestock counts, exports to Mexico and ethanol production, driving the volume decline.

Automotive – Higher ARC due to price increases, fuel surcharge, and a new logistics management arrangement that covers fees and container costs, coupled with increased shipments of finished vehicles and automotive parts improved automotive revenue in the first quarter of 2013 compared to 2012. Higher production and sales levels during the quarter drove the volume growth as the automobile industry continued to gain momentum.

Chemicals – Higher volume and core price improvements increased freight revenue from chemicals in the first quarter of 2013 versus 2012. Shipments of crude oil from the Bakken, Permian and Eagle Ford shale formations primarily to the Gulf area drove the growth in shipments of chemicals. Shipments of liquid petroleum gases increased due to strong demand from eastern origins to Louisiana and new business secured for shipments to the Gulf Coast. Plastics shipments also increased due to strong domestic demand in the first quarter of 2013.

Coal – Lower volume, partially offset by higher ARC driven by core pricing gains, positive business mix and fuel surcharge recoveries, reduced freight revenue from coal shipments in the first quarter of 2013 compared to 2012. High coal stockpiles due to low natural gas prices in 2012 along with mine production issues and tighter inventory management at some utilities drove the decline in coal volume. Shipments from Southern Powder River Basin (SPRB) and Colorado and Utah mines decreased 19% and 16%, respectively, from the first quarter of 2012. The loss of a customer contract at the beginning of the year also contributed to lower volumes from the SPRB.

Industrial Products – Core pricing gains increased freight revenue from industrial products in the first quarter of 2013 versus 2012. Shipments of non-metallic minerals (primarily frac sand) grew as a result of drilling activity for energy products. Additionally, growth in new housing construction and home improvements drove an increase in lumber shipments. These volume increases were offset by a decline in hazardous waste shipments in 2012.

Intermodal – Volume growth and core pricing gains increased freight revenue from intermodal shipments in the first quarter of 2013 compared to the same period in 2012. First quarter volume levels from international traffic increased 7% versus the first quarter of 2012, reflecting modest improvements in economic conditions. Domestic traffic for the quarter was flat with the first quarter of 2012.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 5% to $505 million in the first quarter of 2013 versus the same period in 2012. Volume levels were essentially flat with the first quarter of 2012, as increases in automotive, industrial products, intermodal and coal offset declines in agricultural products and chemicals.

Operating Expenses

Millions, for the Three Months Ended March 31,	2013	2012	% Change
Compensation and benefits	$1,216	$1,211	- %
Fuel	900	926	(3)
Purchased services and materials	557	526	6
Depreciation	434	427	2
Equipment and other rents	313	296	6
Other	237	216	10
Total	$3,657	$3,602	2%

Operating expenses increased $55 million in the first quarter of 2013 versus the comparable period in 2012. Wage and benefit inflation, new logistics management fees and container costs for automotive business, property taxes, locomotive overhauls and short-term freight car rental costs contributed to higher expenses during the period. In the first quarter of 2013, lower volume related expenses (including fuel) and personal injury expense partially offset these increases.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. The slight increase was driven by general wage and benefit inflation and higher pension and other postretirement benefits offset by volume related expenses in the first quarter of 2013 versus 2012.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices were essentially flat, averaging $3.23 (including taxes and transportation costs) in the first quarter of 2013 and 2012. Fuel costs were lower as gross-ton miles declined 5% in the first quarter. The fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands, increased 3% compared to the first quarter of 2012. Declines in heavier, more fuel-efficient coal shipments drove the gross-ton-mile and fuel consumption rate variances.

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

transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Contract services increased 12% compared to the first quarter of 2012, primarily due to increased locomotive overhauls and new logistics management fees.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher ongoing capital spending, increased depreciation expense in the first quarter of 2013 compared to the same period in 2012, partially offset by changes in estimated service lives as a result of recent depreciation studies.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other rent expenses; and office and other rentals. Additional container costs resulting from a new logistics management arrangement, increased automotive and intermodal shipments and higher freight car rental rates drove a $20 million increase in our short-term freight car rental expense in the first quarter of 2013, compared to the same period in 2012. Conversely, lower locomotive and freight car lease expenses compared to 2012 partially offset the higher freight car rental expense.

Other – Other expenses include personal injury, freight and property damage, destruction of equipment owned by others, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Other costs in the first quarter of 2013 were higher than the same period in 2012 as higher property tax, damaged freight and destroyed equipment costs more than offset lower personal injury expenses.

Non-Operating Items

Millions, for the Three Months Ended March 31,	2013	2012	% Change
Other income	$40	$16	F
Interest expense	(128)	(135)	(5)
Income taxes	(588)	(528)	11%

Other Income – Other income increased in the first quarter of 2013 versus the same period of 2012 due to a $17 million land lease contract settlement and lower environmental expenses.

Interest Expense – Interest expense decreased in the first quarter of 2013 versus 2012 due to a lower effective interest rate of 5.6% versus 6.1%, partially offset by an increased weighted-average debt level in 2013 of $9.3 billion versus $8.9 billion in 2012.

Income Taxes – Higher pre-tax income drove the increase in income taxes in the first quarter of 2013 compared to 2012. Our effective tax rate for the first quarter of 2013 was 38.1% compared to 38.0% in 2012.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

For the Three Months Ended March 31,	2013	2012	% Change
Average train speed (miles per hour)	26.4	26.3	- %
Average terminal dwell time (hours)	27.4	26.4	4%
Average rail car inventory (thousands)	263.8	275.4	(4)%
Gross ton-miles (billions)	227.7	240.5	(5)%
Revenue ton-miles (billions)	124.0	132.7	(7)%
Operating ratio	69.1	70.5	(1.4)pts
Employees (average)	46,437	45,642	2%
Customer satisfaction index	94	93	1 pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the Association of American Railroads (AAR), improved slightly in the first quarter of 2013 versus 2012.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 4% in the first quarter of 2013 compared to 2012, primarily due to continuing growth of manifest traffic concentrated in the Southern Region.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Traffic volumes and rail car productivity influence inventory levels. Productivity may be improved through faster train speeds, lower terminal dwell, lower customer dwell and lower hold dwell. Average rail car inventory decreased 4% in the first quarter as volume declined 2%, despite a shift in traffic mix to more manifest shipments, which have longer cycle times.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles declined 5% during the first quarter of 2013 compared to the same period in 2012, while revenue ton-miles decreased 7% and carloads declined 2%. Changes in commodity mix drove the variance in year-over-year declines between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio improved 1.4 points to a record low 69.1% in the first quarter of 2013 versus the same period of 2012. Core pricing gains more than offset the impact of inflation and lower volume in the first quarter of 2013 versus the same period in 2012.

Employees – Employee levels increased 2% in the first quarter of 2013 compared to the same period in 2012, driven by a shift in our traffic mix which requires more resources, largely concentrated in the Southern region. In addition, increased work on capital projects contributed to the higher employee levels.

Customer Satisfaction Index – Our customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement in survey results generally reflects customer recognition of our service quality.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	Mar. 31, 2013	Dec. 31, 2012
Debt (a)	$9,861	$8,997
Equity	20,144	19,877
Capital (b)	$30,005	$28,874
Debt to capital (a/b)	32.9%	31.2%

Millions, Except Percentages	Mar. 31, 2013	Dec. 31, 2012
Debt	$9,861	$8,997
Net present value of operating leases	3,044	3,096
Unfunded pension and OPEB	662	679
Adjusted debt (a)	13,567	12,772
Equity	20,144	19,877
Adjusted capital (b)	$33,711	$32,649
Adjusted debt to capital (a/b)	40.2%	39.1%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 5.6% at March 31, 2013 and 6.0% at December 31, 2012. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows Millions, for the Three Months Ended March 31	2013	2012
Cash provided by operating activities	$1,524	$1,404
Cash used in investing activities	(800)	(830)
Cash provided by/(used in) financing activities	130	(796)
Net change in cash and cash equivalents	$854	$(222)

Operating Activities

Higher net income in the first three months of 2013 increased cash provided by operating activities compared to the same period of 2012.

Investing Activities

Lower capital investments in the first three months of 2013 drove the decrease in cash used in investing activities compared to the same period in 2012.

The table below details cash capital investments:

Millions, for the Three Months Ended March 31,	2013	2012
Rail and other track material	$174	$177
Ties	112	108
Ballast	46	46
Other [a]	46	48
Total road infrastructure replacements	378	379
Line expansion and other capacity projects	93	94
Commercial facilities	19	28
Total capacity and commercial facilities	112	122
Locomotives and freight cars	150	177
Positive train control	96	75
Technology and other	46	51
Total cash capital investments	$782	$804

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Capital Plan – In 2013, we intend to make new capital investments of approximately $3.6 billion under our capital plan, which may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash provided by financing activities increased in the first three months of 2013 versus the same period of 2012 driven by the issuance of debt in 2013 of $944 million compared to none in 2012.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Free cash flow was higher in 2013 due to higher net income.

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

Millions, for the Three Months Ended March 31,	2013	2012
Cash provided by operating activities	$1,524	$1,404
Cash used in investing activities	(800)	(830)
Dividends paid	(323)	(289)
Free cash flow	$401	$285

Credit Facilities – At March 31, 2013, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility at any time during the three months ended March 31, 2013. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility matures in 2015 under a four year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At March 31, 2013, and December 31, 2012 (and at all times during the first quarter), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2013, the debt-to-net-worth coverage ratio allowed us to carry up to $40.3 billion of debt (as defined in the facility), and we had $10.4 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2013, we did not issue or repay any commercial paper, and at March 31, 2013, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Shelf Registration Statement and Significant New Borrowings – We filed a new automatic shelf registration statement that became effective on February 8, 2013. The Board of Directors authorized the issuance of up to $4 billion of debt securities, replacing the $1.4 billion of authority remaining under our shelf registration filed in February 2010. SEC rules require UPC, a large accelerated filer, to file a new shelf registration statement every three years. Under the current shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

On March 15, 2013, we issued $325 million of 2.75% unsecured fixed-rate notes and $325 million of 4.25% unsecured fixed-rate notes under our shelf registration statement. The 2.75% notes will mature on April 15, 2023, and the 4.25% notes will mature on April 15, 2043. Proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At March 31, 2013, we had remaining authority from our Board of Directors to issue up to $3.35 billion of debt securities under the shelf registration.

At March 31, 2013 and December 31, 2012, we reclassified as long-term debt approximately $400 million and $100 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Receivables Securitization Facility – The Railroad maintains a $600 million, 364-day receivables securitization facility under which it sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a wholly-owned, bankruptcy-remote subsidiary which may subsequently transfer, without recourse an undivided interest in accounts receivable to investors. The amount outstanding under the facility was $400 million and $100 million at March 31, 2013 and December 31, 2012, respectively. The amount outstanding under the facility was supported by $1.2 billion and $1.1 billion of accounts receivable as collateral at March 31, 2013 and December 31, 2012, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The outstanding amounts the Railroad is allowed to maintain under the facility, with a maximum of $600 million, may fluctuate based on the availability of eligible receivables and is directly affected by business volumes and credit risks, including receivables payment quality measures such as default and dilution ratios. If default or dilution ratios increase one percent, amounts allowed to be outstanding under the facility would not materially change.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended March 31, 2013 and 2012.

The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

In July 2012, the receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

Share Repurchase Program

Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million shares of our common stock by March 31, 2014, replacing our previous repurchase program. As of March 31, 2013, we repurchased a total of $7.5 billion of our common stock since the commencement of our repurchase programs. The table below represents shares repurchased under the new repurchase program.

	Number of Shares Purchased		Average Price Paid
	2013	2012	2013	2012
First quarter	2,881,400	3,917,369	$136.58	$110.64
Remaining number of shares that may be repurchased under current authority				12,154,549

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

The following tables identify material obligations and commitments as of March 31, 2013:

Contractual Obligations Millions		Apr. 1 through Dec. 31, 2013	Payments Due by Dec. 31,
	Total		2014	2015	2016	2017	After 2017	Other
Debt [a]	$13,942	$711	$926	$655	$791	$923	$9,936	$-
Operating leases [b]	4,080	329	462	419	384	350	2,136	-
Capital lease obligations [c]	2,333	174	265	253	232	243	1,166	-
Purchase obligations [d]	5,502	2,260	1,594	379	337	210	690	32
Other postretirement benefits [e]	441	32	44	45	45	46	229	-
Income tax contingencies [f]	119	-	-	-	-	-	-	119
Total contractual obligations	$26,417	$3,506	$3,291	$1,751	$1,789	$1,772	$14,157	$151

[a]	Excludes capital lease obligations of $1,772 million and unamortized discount of ($368) million. Includes an interest component of $5,485 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $561 million.

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

[f]

Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of March 31, 2013. For amounts where the year of settlement is uncertain, they are reflected in the Other column.

		Apr. 1 through Dec. 31, 2013	Amount of Commitment Expiration by Dec. 31,
Other Commercial Commitments Millions	Total		2014	2015	2016	2017	After 2017
Credit facilities [a]	$1,800	$-	$-	$1,800	$-	$-	$-
Receivables securitization facility [b]	600	600	-	-	-	-	-
Guarantees [c]	307	8	214	12	30	10	33
Standby letters of credit [d]	24	9	15	-	-	-	-
Total commercial commitments	$2,731	$617	$229	$1,812	$30	$10	$33

[a]	None of the credit facility was used as of March 31, 2013.

[b]	$400 million of the receivables securitization facility was utilized at March 31, 2013, which is accounted for as debt. The full program matures in July 2013.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of March 31, 2013.

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

Accounting Pronouncements – On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. We adopted this ASU during the three months ended March 31, 2013.

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

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our 2012 Annual Report on Form 10-K, filed February 8, 2013, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2012 Annual Report on Form 10-K.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7 of our 2012 Annual Report on Form 10-K.

Other Matters

Antitrust Litigation - As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. (one railroad was eventually dropped from the lawsuit). The original plaintiff filed the first of these claims in the U.S. District Court in New Jersey on May 14, 2007. The total number of complaints stands at 30. These suits allege that the named railroads engaged in price-fixing by establishing common fuel surcharges for certain rail traffic.

In addition to suits filed by direct purchasers of rail transportation, a few of the suits involved plaintiffs alleging that they are or were indirect purchasers of rail transportation and sought to represent a purported class of indirect purchasers of rail transportation that paid fuel surcharges. These complaints added allegations under state antitrust and consumer protection laws. On November 6, 2007, the Judicial Panel on Multidistrict Litigation ordered that all of the rail fuel surcharge cases be transferred to Judge Paul Friedman of the U.S. District Court in the District of Columbia for coordinated or consolidated pretrial proceedings. Following numerous hearings and rulings, Judge Friedman dismissed the complaints of the indirect purchasers, which the indirect purchasers appealed. On April 16, 2010, the U.S. Court of Appeals for the District of Columbia affirmed Judge Friedman’s ruling dismissing the indirect purchasers’ claims based on various state laws.

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

On June 21, 2012, Judge Friedman issued his decision certifying a class of plaintiffs to be represented by eight named plaintiffs. The class includes all shippers that paid a rate-based fuel surcharge to any one of the defendant railroads for rate-unregulated rail transportation from July 1, 2003 through December 1, 2008. This is a procedural ruling, which does not affirm any of the claims asserted by the plaintiffs and does not affect the ability of the railroad defendants to disprove the allegations made by the plaintiffs. On July 5, 2012, the defendant railroads filed a petition with the U.S. Court of Appeals for the District of Columbia requesting that the court review the class certification ruling. On August 28, 2012, a panel of the Circuit Court of the District of Columbia referred the petition to a merits panel of the court to address the issues in the petition and to address whether the district court properly granted class certification. The Circuit Court will hear oral argument on May 3, 2013.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). The complaint named the Railroad and one other U.S. Class I Railroad as defendants and alleged that the named railroads engaged in price-fixing and monopolistic practices in connection with fuel surcharge programs and pricing of shipments of certain commodities, including coal and petroleum coke. The complaint seeks injunctive relief and payment of damages of over $30 million, and other unspecified damages, including treble damages. Some of the allegations in the complaint are addressed in the existing fuel surcharge litigation referenced above. The complaint also included additional unrelated allegations regarding alleged limitations on competition for shipments of Oxbow’s commodities. Judge Friedman, who presides over the fuel surcharge matter described above, also presides over this matter. On February 26, 2013, Judge Friedman granted the defendants’ motion to dismiss Oxbow’s complaint for failure to state properly a claim under the antitrust laws. However, the dismissal was without prejudice to refile the complaint. Judge Friedman has approved a schedule that allows Oxbow to file a revised complaint by May 1, 2013. In the event Oxbow files a revised complaint, we then will decide whether to file another motion to dismiss or otherwise respond to the complaint.

We deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2013:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jan. 1 through Jan. 31	258,373	$133.13	250,000	14,785,949
Feb. 1 through Feb. 28	1,580,418	134.60	1,300,000	13,485,949
Mar. 1 through Mar. 31	1,379,377	138.96	1,331,400	12,154,549
Total	3,218,168	$136.35	2,881,400	N/A

[a]

Total number of shares purchased during the quarter includes 336,768 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On April 1, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $14.9 billion and $15.1 billion at March 31, 2013 and December 31, 2012, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

10(a)	Deferred Compensation Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, as amended March 1, 2013.

10(b)	Deferred Compensation Plan (409A Grandfathered Component) of Union Pacific Corporation, as amended March 1, 2013.

10(c)	Supplemental Thrift Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, as amended March 1, 2013.

10(d)	Supplemental Thrift Plan (409A Grandfathered Component) of Union Pacific Corporation, as amended March 1, 2013.

10(e)	Supplemental Pension Plan for Officers and Managers (409A Non-Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended February 1, 2013 and March 1, 2013.

10(f)	Supplemental Pension Plan for Officers and Managers (409A Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended February 1, 2013 and March 1, 2013.

10(g)	Union Pacific Corporation 2004 Stock Incentive Plan, as amended March 1, 2013.

10(h)	Union Pacific Corporation 2001 Stock Incentive Plan, as amended March 1, 2013.

12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2013 and 2012.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—John J. Koraleski.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – John J. Koraleski and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (filed with the SEC on April 18, 2013), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended March 31, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended March

31, 2013 and 2012, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2013 and 2012, and (vi) the Notes to the Condensed Consolidated Financial Statements.

Incorporated by Reference

3(a)

Revised Articles of Incorporation of UPC, as amended through June 27, 2011, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

3(b)	By-Laws of UPC, as amended, effective May 14, 2009, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated May 15, 2009.

4(a)	Form of 2.75% Note due 2023 is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 15, 2013.

4(b)	Form of 4.25% Note due 2043 is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated March 15, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 18, 2013

UNION PACIFIC CORPORATION

(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)