Form 10-Q
period 2013-06-30
UNION PACIFIC CORP
filed 2013-07-19
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

☐  Yes             ☑  No

As of July 12, 2013, there were 463,844,338 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended June 30,	2013	2012
Operating revenues:
Freight revenues	$5,153	$4,913
Other revenues	317	308
Total operating revenues	5,470	5,221

Operating expenses:
Compensation and benefits	1,185	1,151
Fuel	863	882
Purchased services and materials	585	542
Depreciation	438	433
Equipment and other rents	302	299
Other	219	190
Total operating expenses	3,592	3,497

Operating income	1,878	1,724
Other income (Note 6)	23	21
Interest expense	(133)	(135)
Income before income taxes	1,768	1,610
Income taxes	(662)	(608)
Net income	$1,106	$1,002

Share and Per Share (Note 8):
Earnings per share - basic	$2.38	$2.11
Earnings per share - diluted	$2.37	$2.10
Weighted average number of shares - basic	465.3	473.8
Weighted average number of shares - diluted	467.6	477.2
Dividends declared per share	$0.69	$0.60

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended June 30,	2013	2012
Net income	$1,106	$1,002

Other comprehensive income/(loss):
Defined benefit plans	17	-
Foreign currency translation	4	(15)
Total other comprehensive income/(loss) [a]	21	(15)

Comprehensive income	$1,127	$987

[a]	Net of deferred taxes of $13 million and $(9) million during the three months ended June 30, 2013, and 2012, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Six Months Ended June 30,	2013	2012
Operating revenues:
Freight revenues	$10,137	$9,736
Other revenues	623	597
Total operating revenues	10,760	10,333

Operating expenses:
Compensation and benefits	2,401	2,362
Fuel	1,763	1,808
Purchased services and materials	1,142	1,068
Depreciation	872	860
Equipment and other rents	615	595
Other	456	406
Total operating expenses	7,249	7,099

Operating income	3,511	3,234
Other income (Note 6)	63	37
Interest expense	(261)	(270)
Income before income taxes	3,313	3,001
Income taxes	(1,250)	(1,136)
Net income	$2,063	$1,865

Share and Per Share (Note 8):
Earnings per share - basic	$4.42	$3.92
Earnings per share - diluted	$4.40	$3.89
Weighted average number of shares - basic	466.6	475.8
Weighted average number of shares - diluted	469.1	479.3
Dividends declared per share	$1.38	$1.20

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Six Months Ended June 30,	2013	2012
Net income	$2,063	$1,865

Other comprehensive income/(loss):
Defined benefit plans	31	(7)
Foreign currency translation	7	-
Other comprehensive income/(loss) [a]	38	(7)

Comprehensive income	$2,101	$1,858

[a]	Net of deferred taxes of $25 million and $(1) million during the six months ended June 30, 2013, and 2012, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,845	$1,063
Accounts receivable, net (Note 10)	1,468	1,331
Materials and supplies	654	660
Current deferred income taxes (Note 7)	242	263
Other current assets	334	297
Total current assets	4,543	3,614

Investments	1,272	1,259
Net properties (Note 11)	42,911	41,997
Other assets	300	283
Total assets	$49,026	$47,153

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,092	$2,923
Debt due within one year (Note 14)	733	196
Total current liabilities	3,825	3,119

Debt due after one year (Note 14)	9,076	8,801
Deferred income taxes (Note 7)	13,477	13,108
Other long-term liabilities	2,124	2,248
Commitments and contingencies (Note 16)
Total liabilities	28,502	27,276

Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
554,840,853 and 554,558,034 issued; 464,363,763 and 469,465,273
outstanding, respectively	1,387	1,386
Paid-in-surplus	4,162	4,113
Retained earnings	23,690	22,271
Treasury stock	(7,567)	(6,707)
Accumulated other comprehensive loss (Note 9)	(1,148)	(1,186)
Total common shareholders’ equity	20,524	19,877

Total liabilities and common shareholders’ equity	$49,026	$47,153

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Six Months Ended June 30,	2013	2012
Operating Activities
Net income	$2,063	$1,865
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	872	860
Deferred income taxes and unrecognized tax benefits	365	274
Other operating activities, net	(83)	(25)
Changes in current assets and liabilities:
Accounts receivable, net	(137)	(96)
Materials and supplies	6	(32)
Other current assets	(37)	(99)
Accounts payable and other current liabilities	169	29
Cash provided by operating activities	3,218	2,776
Investing Activities
Capital investments	(1,730)	(1,816)
Proceeds from asset sales	42	30
Other investing activities, net	(51)	(96)
Cash used in investing activities	(1,739)	(1,882)
Financing Activities
Debt issued (Note 14)	944	695
Common share repurchases (Note 17)	(833)	(833)
Dividends paid	(646)	(575)
Debt repaid	(139)	(193)
Other financing activities, net	(23)	(4)
Cash used in financing activities	(697)	(910)
Net change in cash and cash equivalents	782	(16)
Cash and cash equivalents at beginning of year	1,063	1,217
Cash and cash equivalents at end of period	$1,845	$1,201
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$316	$280
Capital investments accrued but not yet paid	119	129
Common shares repurchased but not yet paid	24	15
Cash paid for:
Income taxes, net of refunds	$(715)	$(766)
Interest, net of amounts capitalized	(251)	(267)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2012	554.3	(74.4)	$1,386	$4,031	$19,508	$(5,293)	$(1,054)	$18,578
Net income			-	-	1,865	-	-	1,865
Other comp. loss			-	-	-	-	(7)	(7)
Conversion, stock option exercises, forfeitures, and other	0.3	1.1	-	46	-	24	-	70
Share repurchases (Note 17)	-	(7.7)	-	-	-	(848)	-	(848)
Cash dividends declared ($1.20 per share)	-	-	-	-	(571)	-	-	(571)
Balance at June 30, 2012	554.6	(81.0)	$1,386	$4,077	$20,802	$(6,117)	$(1,061)	$19,087

Balance at January 1, 2013	554.6	(85.1)	$1,386	$4,113	$22,271	$(6,707)	$(1,186)	$19,877
Net income			-	-	2,063	-	-	2,063
Other comp. income			-	-	-	-	38	38
Conversion, stock option exercises, forfeitures, and other	0.2	0.6	1	49	-	(3)	-	47
Share repurchases (Note 17)	-	(5.9)	-	-	-	(857)	-	(857)
Cash dividends declared ($1.38 per share)	-	-	-	-	(644)	-	-	(644)
Balance at June 30, 2013	554.8	(90.4)	$1,387	$4,162	$23,690	$(7,567)	$(1,148)	$20,524

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 9)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2012, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2012 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2013, are not necessarily indicative of the results for the entire year ending December 31, 2013.

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

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2013	2012	2013	2012
Agricultural	$784	$854	$1,568	$1,712
Automotive	534	475	1,021	905
Chemicals	890	795	1,763	1,563
Coal	975	869	1,911	1,864
Industrial Products	977	917	1,893	1,780
Intermodal	993	1,003	1,981	1,912
Total freight revenues	5,153	4,913	10,137	9,736
Other revenues	317	308	623	597
Total operating revenues	$5,470	$5,221	$10,760	$10,333

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are revenues from our Mexico business which amounted to $519 million and $503 million, respectively for the three months ended June 30, 2013, and June 30, 2012, and $1,024 million and $985 million, respectively for the six months ended June 30, 2013, and June 30, 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2013	2012	2013	2012
Stock-based compensation, before tax:
Stock options	$6	$4	$10	$9
Retention awards	20	20	41	40
Total stock-based compensation, before tax	$26	$24	$51	$49
Excess tax benefits from equity compensation plans	$19	$14	$65	$53

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

A summary of stock option activity during the six months ended June 30, 2013, is presented below:

	Options (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2013	4,289	$ 65.68	5.8 yrs.	$ 258
Granted	572	132.00	N/A	N/A
Exercised	(853)	51.48	N/A	N/A
Forfeited or expired	(22)	106.00	N/A	N/A
Outstanding at June 30, 2013	3,986	$ 78.01	6.1 yrs.	$ 304
Vested or expected to vest at June 30, 2013	3,986	$ 77.99	6.1 yrs.	$ 304
Options exercisable at June 30, 2013	2,839	$ 61.11	5.0 yrs.	$ 265

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at June 30, 2013, are subject to performance or market-based vesting conditions.

At June 30, 2013, there was $26 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2013	2012	2013	2012
Intrinsic value of stock options exercised	$ 54	$ 41	$ 82	$ 103
Cash received from option exercises	17	24	31	45
Treasury shares repurchased for employee payroll taxes	(7)	(8)	(12)	(16)
Tax benefit realized from option exercises	21	15	32	39
Aggregate grant-date fair value of stock options vested	-	-	16	16

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2013, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	2,355	$ 73.27
Granted	421	132.02
Vested	(850)	47.50
Forfeited	(48)	81.74
Nonvested at June 30, 2013	1,878	$ 97.89

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At June 30, 2013, there was $95 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.0 years.

Performance Retention Awards – In February 2013, our Board of Directors approved performance stock unit grants. Other than different performance targets, the basic terms of these performance stock units are identical to those granted in February 2011, and February 2012, including using annual return on invested capital (ROIC) as the performance measure. We define ROIC as net operating profit adjusted for interest expense (including interest on the present value of operating leases) and taxes on interest divided by average invested capital adjusted for the present value of operating leases.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2013, grant were as follows:

2013
Dividend per share per quarter	$ 0.69
Risk-free interest rate at date of grant	0.4%

Changes in our performance retention awards during the six months ended June 30, 2013, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	1,075	$ 83.80
Granted	304	125.14
Vested	(401)	58.33
Forfeited	(32)	96.85
Nonvested at June 30, 2013	946	$ 107.44

At June 30, 2013, there was $55 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.6 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2013	2012	2013	2012
Service cost	$ 18	$ 14	$ 37	$ 27
Interest cost	33	35	66	70
Expected return on plan assets	(50)	(48)	(101)	(95)
Amortization of:
Prior service cost	-	-	-	-
Actuarial loss	27	21	53	42
Net periodic pension cost	$ 28	$ 22	$ 55	$ 44

The components of our net periodic OPEB cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2013	2012	2013	2012
Service cost	$1	$1	$2	$2
Interest cost	3	4	6	7
Amortization of:
Prior service credit	(4)	(4)	(8)	(8)
Actuarial loss	3	2	7	5
Net periodic OPEB cost	$3	$3	$7	$6

Cash Contributions

For the six months ended June 30, 2013, we made $70 million of cash contributions to the qualified pension plan. Any additional contributions made in the second half of the year will be based on cash generated from operations and financial market considerations. All contributions made to the qualified pension plan during the six months ended June 30, 2013, were voluntary and were made with cash generated from operations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2013, we do not have minimum cash funding requirements for 2013.

6. Other Income

Other income included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2013	2012	2013 [a]	2012
Rental income	$21	$21	$58	$41
Net gain on non-operating asset dispositions	-	11	4	12
Early extinguishment of debt	(1)	(2)	(1)	(2)
Non-operating environmental costs and other	3	(9)	2	(14)
Total	$23	$21	$63	$37

[a]	Rental income includes $17 million related to a land lease contract settlement.

7. Income Taxes

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 2005, although some interest calculations remain open for years prior to 2005. The IRS has completed its examinations and issued notices of deficiency for years 2005 through 2008. We disagree with many of their proposed adjustments, and we are at IRS Appeals for these years. The IRS is examining years 2009 and 2010, and we expect to receive their exam report in 2013. Additionally, several state tax authorities are examining our state income tax returns for years 2006 through 2010.

At June 30, 2013, our liability for unrecognized tax benefits was $114 million. Of that amount, $9 million is classified as a current asset in the Condensed Consolidated Statements of Financial Position.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, Except Per Share Amounts	2013	2012	2013	2012
Net income	$1,106	$1,002	$2,063	$1,865

Weighted-average number of shares outstanding:
Basic	465.3	473.8	466.6	475.8
Dilutive effect of stock options	1.3	1.4	1.4	1.4
Dilutive effect of retention shares and units	1.0	2.0	1.1	2.1
Diluted	467.6	477.2	469.1	479.3

Earnings per share – basic	$2.38	$2.11	$4.42	$3.92
Earnings per share – diluted	$2.37	$2.10	$4.40	$3.89
Stock options excluded as their inclusion would be antidilutive	0.6	0.6	0.5	0.5

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2013, and 2012, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Derivatives	Total
Balance at April 1, 2013	$(1,135)	$(33)	$(1)	$(1,169)
Other comprehensive income/(loss) before reclassifications	1	4	-	5
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	16	-	-	16
Net quarter-to-date other comprehensive income/(loss), net of taxes of $13 million	17	4	-	21
Balance at June 30, 2013	$(1,118)	$(29)	$(1)	$(1,148)

Balance at April 1, 2012	$(1,011)	$(33)	$(2)	$(1,046)
Other comprehensive income/(loss) before reclassifications	-	(15)	-	(15)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-	-
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($9) million	-	(15)	-	(15)
Balance at June 30, 2012	$(1,011)	$(48)	$(2)	$(1,061)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Derivatives	Total
Balance at January 1, 2013	$(1,149)	$(36)	$(1)	$(1,186)
Other comprehensive income/(loss) before reclassifications	(2)	7	-	5
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	33	-	-	33
Net year-to-date other comprehensive income/(loss), net of taxes of $25 million	31	7	-	38
Balance at June 30, 2013	$(1,118)	$(29)	$(1)	$(1,148)

Balance at January 1, 2012	$(1,004)	$(48)	$(2)	$(1,054)
Other comprehensive income/(loss) before reclassifications	(7)	-	-	(7)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-	-
Net year-to-date other comprehensive income/(loss), net of taxes of ($1) million	(7)	-	-	(7)
Balance at June 30, 2012	$(1,011)	$(48)	$(2)	$(1,061)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At both June 30, 2013, and December 31, 2012, our accounts receivable were reduced by $4 million. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At June 30, 2013, and December 31, 2012, receivables classified as other assets were reduced by allowances of $27 million and $33 million, respectively.

Receivables Securitization Facility – The Railroad maintains a $600 million, 364-day receivables securitization facility under which it sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount outstanding under the facility was $400 million and $100 million at June 30, 2013, and December 31, 2012, respectively. The amount outstanding under the facility was supported by $1.2 billion and $1.1 billion of accounts receivable as collateral at June 30, 2013, and December 31, 2012, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended June 30, 2013, and 2012, and $2 million for the six months ended June 30, 2013, and 2012.

We are currently in the process of renewing the receivables securitization facility for an additional 364-day period at comparable terms and conditions.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life As of June 30, 2013	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,100	$	N/A	$5,100	N/A

Road:
Rail and other track material	13,519		4,869	8,650	35
Ties	8,608		2,227	6,381	33
Ballast	4,491		1,127	3,364	34
Other roadway [a]	14,989		2,651	12,338	48
Total road	41,607		10,874	30,733	N/A

Equipment:
Locomotives	7,408		3,315	4,093	20
Freight cars	2,042		1,009	1,033	25
Work equipment and other	546		105	441	19
Total equipment	9,996		4,429	5,567	N/A

Technology and other	658		269	389	11
Construction in progress	1,122		-	1,122	N/A
Total	$58,483		$15,572	$42,911	N/A

Millions, Except Estimated Useful Life As of December 31, 2012	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,105	$	N/A	$5,105	N/A

Road:
Rail and other track material	13,220		4,756	8,464	33
Ties	8,404		2,157	6,247	33
Ballast	4,399		1,085	3,314	34
Other roadway [a]	14,806		2,583	12,223	49
Total road	40,829		10,581	30,248	N/A

Equipment:
Locomotives	7,297		3,321	3,976	19
Freight cars	1,991		1,018	973	23
Work equipment and other	535		89	446	17
Total equipment	9,823		4,428	5,395	N/A

Technology and other	633		273	360	11
Construction in progress	889		-	889	N/A
Total	$57,279		$15,282	$41,997	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

Millions	June 30, 2013	Dec. 31, 2012
Accounts payable	$908	$825
Income and other taxes payable	413	368
Accrued wages and vacation	375	376
Dividends payable	316	318
Accrued casualty costs	224	213
Interest payable	183	172
Equipment rents payable	99	95
Other	574	556
Total accounts payable and other current liabilities	$3,092	$2,923

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At both June 30, 2013, and December 31, 2012, we had reductions of $1 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014, for a cash flow hedge that was settled in 2004. As of June 30, 2013, and December 31, 2012, we had no interest rate cash flow hedges outstanding.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At June 30, 2013, the fair value of total debt was $11 billion, approximately $1.2 billion more than the carrying value. At December 31, 2012, the fair value of total debt was $11.1 billion, approximately $2.1 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At June 30, 2013, and December 31, 2012, approximately $163 and $203 million, respectively, of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At June 30, 2013, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility at any time during the six months ended June 30, 2013. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings.

The facility matures in 2015 under a four year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At June 30, 2013, and December 31, 2012 (and at all times during the first and second quarters), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2013, the debt-to-net-worth coverage ratio allowed us to carry up to $41 billion of debt (as defined in the facility), and we had $10.4 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the three and six months ended June 30, 2013, we did not issue or repay any commercial paper, and at June 30, 2013, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

On March 15, 2013, we issued $325 million of 2.75% unsecured fixed-rate notes and $325 million of 4.25% unsecured fixed-rate notes under our shelf registration statement. The 2.75% notes will mature on April 15, 2023, and the 4.25% notes will mature on April 15, 2043. Proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At June 30, 2013, we had remaining authority from our Board of Directors to issue up to $3.35 billion of debt securities under the shelf registration.

At June 30, 2013, and December 31, 2012, we reclassified as long-term debt approximately $400 million and $100 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Redemption – On May 14, 2013, we redeemed all $40 million of our outstanding 5.65% Port of Corpus Christi Authority Revenue Refunding Bonds due December 1, 2022. The redemption resulted in an early extinguishment charge of $1 million during the three months ended June 30, 2013.

Receivables Securitization Facility – As of June 30, 2013, and December 31, 2012, we recorded $400 million and $100 million, respectively, as secured debt under our receivables securitization facility. See further discussion of our receivables securitization facility in Note 10.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase price options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $3.4 billion as of June 30, 2013.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 90% of the recorded liability is related to asserted claims and approximately 10% is related to unasserted claims at June 30, 2013. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $315 to $343 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Six Months Ended June 30,	2013	2012
Beginning balance	$334	$368
Current year accruals	47	58
Changes in estimates for prior years	(22)	(36)
Payments	(44)	(50)
Ending balance at June 30	$315	$340

Current portion, ending balance at June 30	$90	$102

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 23% of the recorded liability related to asserted claims and approximately 77% related to unasserted claims at June 30, 2013.

Our asbestos-related liability activity was as follows:

Millions, for the Six Months Ended June 30,	2013	2012
Beginning balance	$139	$147
Accruals	-	-
Payments	(5)	(4)
Ending balance at June 30	$134	$143

Current portion, ending balance at June 30	$8	$9

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at June 30, 2013, and December 31, 2012.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 279 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At both June 30, 2013, and December 31, 2012, none of our environmental liability was discounted.

Our environmental liability activity was as follows:

Millions, for the Six Months Ended June 30,	2013	2012
Beginning balance	$170	$172
Accruals	19	24
Payments	(21)	(16)
Ending balance at June 30	$168	$180

Current portion, ending balance at June 30	$49	$47

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

Insurance – The Company has a consolidated, wholly-owned captive insurance subsidiary (the captive), that provides insurance coverage for certain risks including FELA claims and property coverage which are subject to reinsurance. The captive entered into annual reinsurance treaty agreements that insure workers compensation, general liability, auto liability and FELA risk. The captive cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. The captive receives direct premiums, which are netted against the Company’s premium costs in other expenses in the Condensed Consolidated Statements of Income. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance, and we do not believe our exposure to treaty participants’ non-performance is material at this time. In the event the Company leaves the reinsurance program, the Company is not relieved of its primary obligation to the policyholders for activity prior to the termination of the treaty agreements. We record both liabilities and reinsurance receivables using an actuarial analysis based on historical experience in our Condensed Consolidated Statements of Financial Position.

Guarantees – At both June 30, 2013, and December 31, 2012, we were contingently liable for $307 million in guarantees. We have recorded a liability of $1 million and $2 million for the fair value of these obligations as of June 30, 2013, and December 31, 2012, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At June 30, 2013, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $4 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to

UPRR under a 10-year agreement commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and, on September 28, 2011, the judge issued a tentative Statement of Decision, which concluded that SFPP owes back rent to UPRR for the years 2004 through 2011. On May 29, 2012, the court entered judgment, awarding UPRR back rent and prejudgment interest. SFPP is appealing the final judgment. A favorable final judgment may materially affect our results of operations in the period of any monetary recoveries; however, due to the uncertainty regarding the amount and timing of any recovery, including the outcome of SFPP’s appeal of this judgment or any subsequent proceeding, we consider this a gain contingency and do not reflect any amounts in the Condensed Consolidated Financial Statements as of June 30, 2013.

17. Share Repurchase Program

Effective April 1, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014, replacing our previous repurchase program. As of June 30, 2013, we repurchased a total of $8.0 billion of our common stock since the commencement of our repurchase programs. The table below represents shares repurchased under the new repurchase program.

	Number of Shares Purchased		Average Price Paid
	2013	2012	2013	2012
First quarter	2,881,400	3,917,369	$136.58	$110.64
Second quarter	3,061,470	3,770,528	151.42	110.02
Total	5,942,870	7,687,897	144.23	110.33

Remaining number of shares that may be repurchased under current authority				9,093,079

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2013, Compared to

Three and Six Months Ended June 30, 2012

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

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable business segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network.

Available Information

Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; eXtensible Business Reporting Language (XBRL) documents; our current reports on Form 8-K; our proxy statements; Forms 3, 4, and 5, filed on behalf of directors and executive officers; and amendments to any such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. We provide these previously filed reports as a convenience and their contents reflect only information that was true and correct as of the date of the report. We assume no obligation to update this historical information. Additionally, our corporate governance materials, including By-Laws, Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees are available on our website. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the New York Stock Exchange or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of our SEC filings or corporate governance materials should send a written request to: Secretary, Union Pacific Corporation, 1400 Douglas Street, Omaha, NE 68179.

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2012 Annual

Report on Form 10-K. There have not been any significant changes with respect to these policies during the first six months of 2013.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $2.37 per diluted share on net income of $1.1 billion in the second quarter of 2013 compared to earnings of $2.10 per diluted share on net income of $1 billion for the second quarter of 2012. Year-to-date, net income was $2.1 billion versus $1.9 billion for the same period in 2012. Freight revenues increased 5%, or $240 million, in the second quarter compared to the same period in 2012 driven by higher average revenue per car (ARC) due to core pricing gains and growth in higher ARC shipments. Continued volume growth in shale-related products (crude oil, frac sand and pipe), automotives and domestic intermodal nearly offset the declines from agricultural products and international intermodal. Consistent with the first quarter, core pricing gains, our ongoing focus on safety, service and network efficiency, and continuing cost control measures drove record financial results in the second quarter.

Average train speed, as reported to the Association of American Railroads (AAR), declined 3% compared to 2012 due to weather and incident interruptions and increased work on capital projects in higher volume corridors. Average terminal dwell time increased 4% compared to the second quarter of 2012, primarily due to continuing growth of manifest traffic concentrated in the Southern Region. Even with the growth in manifest shipments, which have longer cycle times, average rail car inventory decreased 3% in the second quarter as volumes declined 1%. Despite these challenges, we continue to effectively manage our network.

Operating Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Millions	2013	2012		2013	2012
Freight revenues	$5,153	$4,913	5%	$10,137	$9,736	4%
Other revenues	317	308	3	623	597	4
Total	$5,470	$5,221	5%	$10,760	$10,333	4%

We generate freight revenues by transporting freight or other materials from our six commodity groups. Freight revenues vary with volume (carloads) and ARC. Changes in price, traffic mix and fuel surcharges drive ARC. We provide some of our customers with contractual incentives for meeting or exceeding specified cumulative volumes or shipping to and from specific locations, which we record as reductions to freight revenues based on the actual or projected future shipments. We recognize freight revenues as shipments move from origin to destination. We allocate freight revenues between reporting periods based on the relative transit time in each reporting period and recognize expenses as we incur them.

Other revenues include revenues earned by our subsidiaries, revenues from commuter rail operations that we manage, accessorial revenues, which we earn when customers retain equipment owned or controlled by us or when we perform additional services such as switching or storage, and miscellaneous contract revenue. We recognize other revenues as we perform services or meet contractual obligations.

Freight revenues for four of the six commodity groups increased during the second quarter of 2013 and five of the six increased during the year-to-date period of 2013 compared to 2012, driven by core pricing gains, partially offset by an overall decline in carloads. Substantial volume declines in agricultural products offset strong chemical, automotive and domestic intermodal shipments in the second quarter. Year-to-date, declines in coal shipments also contributed to the decrease in carloads.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $665 million and $1.3 billion in the second quarter and year-to-date periods of 2013, compared to $685 and $1.3 billion in the same periods of 2012. Lower fuel surcharge recoveries, due to lower fuel prices along with lower volumes, drove the decrease in the second quarter of 2013 from

2012. Year-to-date, fuel surcharge revenue was essentially flat as lower volume was offset by the lag impact of our programs.

In the second quarter of 2013, other revenues increased from 2012 due to miscellaneous contract revenue and higher revenues at our subsidiaries that broker intermodal and automotive services.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Millions	2013	2012		2013	2012
Agricultural	$784	$854	(8)%	$1,568	$1,712	(8)%
Automotive	534	475	12	1,021	905	13
Chemicals	890	795	12	1,763	1,563	13
Coal	975	869	12	1,911	1,864	3
Industrial Products	977	917	7	1,893	1,780	6
Intermodal	993	1,003	(1)	1,981	1,912	4
Total	$5,153	$4,913	5%	$10,137	$9,736	4%

Revenue Carloads	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Thousands	2013	2012		2013	2012
Agricultural	209	233	(10)%	421	467	(10)%
Automotive	197	190	4	381	370	3
Chemicals	287	261	10	558	502	11
Coal	414	412	-	816	907	(10)
Industrial Products	317	316	-	606	606	-
Intermodal [a]	822	846	(3)	1,632	1,624	-
Total	2,246	2,258	(1)%	4,414	4,476	(1)%

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Average Revenue per Car	2013	2012		2013	2012
Agricultural	$3,750	$3,665	2%	$3,721	$3,665	2%
Automotive	2,715	2,505	8	2,683	2,449	10
Chemicals	3,098	3,044	2	3,160	3,111	2
Coal	2,353	2,109	12	2,341	2,055	14
Industrial Products	3,079	2,907	6	3,124	2,941	6
Intermodal [a]	1,210	1,185	2	1,214	1,177	3
Average	$2,295	$2,176	5%	$2,297	$2,175	6%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Lower volume, partially offset by price improvements, reduced freight revenue from agricultural shipments in the second quarter and year-to-date periods of 2013 versus 2012. Corn shipments decreased 20% and 25% in the second quarter and year-to-date periods of 2013 versus 2012, reflecting the impact of the severe drought in 2012 that affected territory served by us. The tight supply of corn contributed to lower livestock counts and exports to Mexico, driving the volume decline. Ethanol shipments increased in the second quarter of 2013 versus 2012, but remained down for the year to date period.

Automotive – Higher ARC due to price increases, fuel surcharge, and a new logistics management arrangement that covers fees and container costs, coupled with increased shipments of finished vehicles and automotive parts, improved automotive revenue in the second quarter and year-to-date periods of

2013 compared to 2012. Higher production and auto sales, currently at a five-year high, drove the growth as the automobile industry continued gaining momentum.

Chemicals – Higher volume and core price improvements increased freight revenue from chemicals in the second quarter and year-to-date periods of 2013 versus 2012. Shipments of crude oil from the Bakken, Permian and Eagle Ford shale formations, primarily to the Gulf area drove the growth in shipments of chemicals for the year to date period. Shipments of liquid petroleum gases increased due to strong demand from eastern origins to Louisiana and new business secured for shipments to the Gulf Coast. In addition, shipments of petroleum products and industrial chemicals increased 11% and 6%, respectively, in the second quarter of 2013 compared to 2012.

Coal – Higher ARC driven by pricing gains and positive business mix, increased freight revenue from coal shipments in the second quarter of 2013 compared to 2012. Year-to-date, higher ARC offset the volume declines, resulting in increased freight revenue in 2013. Shipments from Southern Powder River Basin (SPRB) increased 1% from second quarter 2012 as an easier year-over-year comparison was mostly offset by significant plant outages and the loss of a customer contract at the beginning of the year. Increasing natural gas prices in the second quarter improved demand for coal. However, SPRB shipments were 10% lower than last year for the first half of the year. First quarter declines driven by mine production issues, high inventory levels and loss of a customer contract more than offset the second quarter gains. Shipments from Colorado and Utah mines decreased 11% and 13%, from the second quarter and first half of 2012, respectively, driven by high coal stockpiles, soft international demand and mine production issues.

Industrial Products – Freight revenue from industrial products increased in the second quarter and year-to-date periods of 2013 versus 2012 driven by higher ARC due to pricing gains along with positive business mix. Shipments of non-metallic minerals (primarily frac sand) grew as a result of drilling activity for energy products. Additionally, growth in new housing construction and home improvements drove an increase in lumber shipments. A decline in hazardous waste and ferrous scrap shipments from 2012 affect these volume increases.

Intermodal – Volume declines, partially offset by pricing gains, decreased freight revenue from intermodal shipments in the second quarter of 2013 compared to the same period in 2012. Pricing gains and positive business mix increased freight revenue year-to-date. International shipments declined 8% and 1%, from the second quarter and first half of 2012, respectively, offsetting the increases in the first quarter due to slowing worldwide economic growth and strong results in 2012. Domestic traffic for the quarter and year-to-date periods increased 3% and 2%, respectively, driven by conversions from truck to rail.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 3% to $519 million in the second quarter of 2013 versus the same period in 2012. Volume levels declined 2% in aggregate versus 2012 despite higher carloads from four of our six commodity groups. Declining agricultural products and intermodal shipments offset strong growth in chemicals and industrial products. Year-to-date, revenue grew 4% versus 2012 to $1.0 billion, driven by higher ARC and strong volume growth in industrial products and automotives shipments. Lower shipments of agricultural products partially offset revenue growth during the first half of 2013.

Operating Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Millions	2013	2012		2013	2012
Compensation and benefits	$1,185	$1,151	3%	$2,401	$2,362	2%
Fuel	863	882	(2)	1,763	1,808	(2)
Purchased services and materials	585	542	8	1,142	1,068	7
Depreciation	438	433	1	872	860	1
Equipment and other rents	302	299	1	615	595	3
Other	219	190	15	456	406	12
Total	$3,592	$3,497	3%	$7,249	$7,099	2%

Operating expenses increased $95 million and $150 million in the second quarter and six-month periods of 2013, respectively, versus 2012. Wage and benefit inflation, personal injury expense, new logistics management fees and container costs for automotive business, short-term freight car rental costs, locomotive overhauls and property taxes contributed to higher expenses during the periods. Lower fuel prices offset the cost increases.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. General wage and benefit inflation, higher employment levels and increased pension and other postretirement benefits drove the increases in the second quarter and year-to-date periods of 2013 versus 2012. Lower volumes during both periods partially offset these increases.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $3.10 per gallon (including taxes and transportation costs) in the second quarter of 2013 compared to $3.21 per gallon in the same period in 2012, reduced expenses $30 million. For the six month period, lower locomotive diesel fuel prices that averaged $3.16 per gallon versus $3.22 per gallon in 2012, reduced expenses by $31 million. In the second quarter, fuel costs were higher as gross-ton miles increased slightly and the fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands, increased 2% compared to 2012. Year-to-date, fuel costs were lower as gross-ton miles declined 3%, mostly offset by a 2% increase in the fuel consumption rate. Declines in heavier, more fuel-efficient coal shipments drove the variances in gross-ton-miles and fuel consumption rate.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors (including equipment maintenance and contract expenses incurred by our logistics subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Contract services increased 11% and 12% compared to the second quarter and year-to-date periods of 2012, respectively, primarily due to increased locomotive overhauls and new logistics management fees.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher ongoing capital spending, increased depreciation expense in the second quarter and year-to-date periods of 2013 compared to the same periods in 2012, partially offset by changes in estimated equipment service lives as a result of recent depreciation studies.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other rent expenses; and office and other rentals. Additional container costs resulting from a new logistics management arrangement, increased automotive shipments and higher freight car rental rates drove an $11 million and $31 million increase in our short-term freight car rental expense in the second quarter and year-to-date periods of 2013, respectively, compared to the same periods in 2012. Conversely, lower locomotive and freight car lease expenses compared to 2012 partially offset the higher freight car rental expense.

Other – Other expenses include personal injury, freight and property damage, destruction of equipment owned by others, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Other costs in the second quarter were higher than 2012 as higher personal injury, property tax and damaged freight and property costs more than offset lower destroyed equipment costs. Personal injury expense increased as the reduction of the liability for prior years based on our recent actuarial study was less than the reduction from our 2012 study. Year-to-date, higher property tax, damaged freight and property and personal injury costs drove the increase from the same period in 2012.

Non-Operating Items

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Millions	2013	2012		2013	2012
Other income	$ 23	$ 21	10%	$ 63	$ 37	70%
Interest expense	(133)	(135)	(1)	(261)	(270)	(3)
Income taxes	(662)	(608)	9	(1,250)	(1,136)	10

Other Income – Other income increased slightly in the second quarter of 2013 versus 2012. Year-to-date, other income increased due to a favorable $17 million land lease contract settlement and lower environmental expenses.

Interest Expense – Interest expense decreased in the second quarter of 2013 versus 2012 due to a lower effective interest rate of 5.5% versus 6.0%, partially offset by an increased weighted-average debt level of $9.8 billion in 2013 versus $9.0 billion in 2012. A lower effective interest rate of 5.6% versus 6.1% drove the decline in interest for the year-to-date period of 2013 compared to the same period of 2012. The increase in the weighted-average debt level to $9.5 billion in 2013 from $8.9 billion in 2012 partially offset the impact of the lower effective interest rate.

Income Taxes – Higher pre-tax income increased income taxes in the second quarter and year-to-date periods of 2013 compared to 2012. Our effective tax rate for the second quarter of 2013 was 37.4% compared to 37.8% in 2012. Our 2013 year-to-date effective tax rate was 37.7% compared to 37.9% in 2012.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2013	2012			2013	2012
Average train speed (miles per hour)	25.7	26.6	(3)%		26.1	26.5	(2)%
Average terminal dwell time (hours)	26.6	25.5	4%		27.0	26.0	4%
Average rail car inventory (thousands)	261.6	268.6	(3)%		262.7	272.0	(3)%
Gross ton-miles (billions)	235.4	234.5	- %		463.1	475.0	(3)%
Revenue ton-miles (billions)	127.4	126.6	1%		251.4	259.3	(3)%
Operating ratio	65.7	67.0	(1.3)pt	s	67.4	68.7	(1.3)pt	s
Employees (average)	46,787	45,797	2%		46,612	45,720	2%
Customer satisfaction index	93	93	- pt	s	93	93	- pt	s

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the Association of American Railroads (AAR), declined 3% and 2% in the second quarter and year-to-date periods of 2013 versus 2012, respectively. The declines were due to weather and incident interruptions and increased work on capital projects in higher volume corridors.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 4% in both the second quarter and year-to-date periods of 2013 compared to 2012, primarily due to continuing growth of manifest traffic concentrated in the Southern Region, which requires more time in terminals for building trains and removing cars from trains.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Traffic volumes and rail car productivity influence inventory levels. Productivity may be improved through faster train speeds, lower terminal dwell, lower customer dwell and lower hold dwell. Average rail car inventory decreased 3% in both the second quarter and year-to-date periods of 2013 compared to 2012, as volume declined 1% in both periods, despite a shift in traffic mix to more manifest shipments, which have longer cycle times.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles declined 3% during the first half of 2013 compared to the same period in 2012, while revenue ton-miles decreased 3% and carloads declined 1%. Changes in commodity mix drove the variance in year-over-year declines between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio improved 1.3 points to a record low 65.7% in the second quarter of 2013 versus the same period of 2012 and 1.3 points to 67.4% in the six-month period of 2013 versus 2012. Core pricing gains more than offset the impact of inflation and lower volume in both periods.

Employees – Employee levels increased 2% in both the second quarter and six-month period of 2013 compared to the same periods in 2012, driven by a shift in our traffic mix, which requires more resources, largely concentrated in the Southern region. In addition, increased work on capital projects, including positive train control, contributed to the higher employee levels.

Customer Satisfaction Index – Our customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. An improvement in survey results generally reflects customer recognition of our service quality.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	June 30, 2013	Dec. 31, 2012
Debt (a)	$9,809	$8,997
Equity	20,524	19,877
Capital (b)	$30,333	$28,874
Debt to capital (a/b)	32.3%	31.2%

Millions, Except Percentages	June 30, 2013	Dec. 31, 2012
Debt	$9,809	$8,997
Net present value of operating leases	3,038	3,096
Unfunded pension and OPEB	629	679
Adjusted debt (a)	13,476	12,772
Equity	20,524	19,877
Adjusted capital (b)	$34,000	$32,649
Adjusted debt to capital (a/b)	39.6%	39.1%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 5.6% at June 30, 2013, and 6.0% at December 31, 2012. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows Millions, for the Six Months Ended June 30	2013	2012
Cash provided by operating activities	$3,218	$2,776
Cash used in investing activities	(1,739)	(1,882)
Cash used in financing activities	(697)	(910)
Net change in cash and cash equivalents	$782	$(16)

Operating Activities

Higher net income and lower income tax payments in the first six months of 2013 increased cash provided operating activities compared to the same period of 2012. In addition, 2012 included payments for past wages as a result of national labor negotiations.

Investing Activities

Lower capital investments in the first six months of 2013 drove the decrease in cash used in investing activities due to the timing of these expenditures versus 2012.

The table below details cash capital investments:

Millions, for the Six Months Ended June 30,	2013	2012
Rail and other track material	$378	$371
Ties	243	227
Ballast	105	104
Other [a]	112	111
Total road infrastructure replacements	838	813

Line expansion and other capacity projects	213	212
Commercial facilities	48	71
Total capacity and commercial facilities	261	283

Locomotives and freight cars	366	467
Positive train control	208	161
Technology and other	57	92
Total cash capital investments	$1,730	$1,816

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Financing Activities

Cash used in financing activities decreased in the first six months of 2013 versus the same period of 2012, reflecting the increase in debt issued in 2013, $944 million compared to $695 million in 2012. Higher dividend payments of $646 million in 2013 compared to $575 million in 2012, due to higher dividends per share, partially offset the increased debt issuances.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Free cash flow was higher in 2013 due to higher net income and lower capital investments.

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

Millions, for the Six Months Ended June 30,	2013	2012
Cash provided by operating activities	$3,218	$2,776
Cash used in investing activities	(1,739)	(1,882)
Dividends paid	(646)	(575)
Free cash flow	$833	$319

Credit Facilities – At June 30, 2013, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility at any time during the six months ended June 30, 2013. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility matures in 2015 under a four year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At June 30, 2013, and December 31, 2012 (and at all times during the first and second quarters), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2013, the debt-to-net-worth coverage ratio allowed us to carry up to $41 billion of debt (as defined in the facility), and we had $10.4 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the three and six months ended June 30, 2013, we did not issue or repay any commercial paper, and at June 30, 2013, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

On March 15, 2013, we issued $325 million of 2.75% unsecured fixed-rate notes and $325 million of 4.25% unsecured fixed-rate notes under our shelf registration statement. The 2.75% notes will mature on April 15, 2023, and the 4.25% notes will mature on April 15, 2043. Proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At June 30, 2013, we had remaining authority from our Board of Directors to issue up to $3.35 billion of debt securities under the shelf registration.

At June 30, 2013, and December 31, 2012, we reclassified as long-term debt approximately $400 million and $100 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Redemption – On May 14, 2013, we redeemed all $40 million of our outstanding 5.65% Port of Corpus Christi Authority Revenue Refunding Bonds due December 1, 2022. The redemption resulted in an early extinguishment charge of $1 million during the three months ended June 30, 2013.

Receivables Securitization Facility – The Railroad maintains a $600 million, 364-day receivables securitization facility under which it sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount outstanding under the facility was $400 million and $100 million at June 30, 2013, and December 31, 2012, respectively. The amount outstanding under the facility was supported by $1.2 billion and $1.1 billion of accounts receivable as collateral at June 30, 2013, and December 31, 2012, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended June 30, 2013, and 2012, and $2 million for the six months ended June 30, 2013, and 2012.

We are currently in the process of renewing the receivables securitization facility for an additional 364-day period at comparable terms and conditions.

Share Repurchase Program

Effective April 1, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014, replacing our previous repurchase program. As of June 30, 2013, we repurchased a total of $8.0 billion of our common stock since the commencement of our repurchase programs. The table below represents shares repurchased under the new repurchase program.

	Number of Shares Purchased		Average Price Paid
	2013	2012	2013	2012
First quarter	2,881,400	3,917,369	$ 136.58	$ 110.64
Second quarter	3,061,470	3,770,528	151.42	110.02
Total	5,942,870	7,687,897	144.23	110.33

Remaining number of shares that may be repurchased under current authority				9,093,079

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

The following tables identify material obligations and commitments as of June 30, 2013:

Contractual Obligations Millions		Jul. 1 through Dec. 31, 2013	Payments Due by Dec. 31,
	Total		2014	2015	2016	2017	After 2017	Other
Debt [a]	$13,822	$612	$924	$653	$789	$921	$9,923	$-
Operating leases [b]	4,035	262	463	423	389	353	2,145	-
Capital lease obligations [c]	2,308	150	264	253	232	243	1,166	-
Purchase obligations [d]	5,242	1,735	1,857	378	337	214	689	32
Other postretirement benefits [e]	430	21	44	45	45	46	229	-
Income tax contingencies [f]	114	-	-	-	-	-	-	114
Total contractual obligations	$25,951	$2,780	$3,552	$1,752	$1,792	$1,777	$14,152	$146

[a]	Excludes capital lease obligations of $1,757 million and unamortized discount of ($365) million. Includes an interest component of $5,405 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $551 million.

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

[f]

Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of June 30, 2013. For amounts where the year of settlement is uncertain, they are reflected in the Other column.

Other Commercial Commitments Millions		Jul. 1 through Dec. 31, 2013	Amount of Commitment Expiration by Dec. 31,
	Total		2014	2015	2016	2017	After 2017
Credit facilities [a]	$1,800	$-	$-	$1,800	$-	$-	$-
Receivables securitization facility [b]	600	600	-	-	-	-	-
Guarantees [c]	307	8	214	12	30	10	33
Standby letters of credit [d]	23	7	16	-	-	-	-
Total commercial commitments	$2,730	$615	$230	$1,812	$30	$10	$33

[a]	None of the credit facility was used as of June 30, 2013.

[b]	$400 million of the receivables securitization facility was utilized at June 30, 2013, which is accounted for as debt. The full program matures in July 2013.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of June 30, 2013.

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

On June 21, 2012, Judge Friedman issued his decision certifying a class of plaintiffs to be represented by eight named plaintiffs. The class includes all shippers that paid a rate-based fuel surcharge to any one of the defendant railroads for rate-unregulated rail transportation from July 1, 2003, through December 1, 2008. This is a procedural ruling, which does not affirm any of the claims asserted by the plaintiffs and does not affect the ability of the railroad defendants to disprove the allegations made by the plaintiffs. On July 5, 2012, the defendant railroads filed a petition with the U.S. Court of Appeals for the District of Columbia requesting that the court review the class certification ruling. On August 28, 2012, a panel of the Circuit Court of the District of Columbia referred the petition to a merits panel of the court to address the issues in the petition and to address whether the district court properly granted class certification. The Circuit Court heard oral arguments on May 3, 2013, and has not issued its decision.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). The complaint named the Railroad and one other U.S. Class I Railroad as defendants and alleged that the named railroads engaged in price-fixing and monopolistic practices in connection with fuel surcharge programs and pricing of shipments of certain commodities, including coal and petroleum coke. The complaint sought injunctive relief and payment of damages of over $30 million, and other unspecified damages, including treble damages. Some of the allegations in the complaint were addressed in the existing fuel surcharge litigation referenced above. The complaint also included additional unrelated allegations regarding alleged limitations on competition for shipments of Oxbow’s commodities. Judge Friedman, who presides over the fuel surcharge matter described above, also presides over this matter. On February 26, 2013, Judge Friedman granted the defendants’ motion to dismiss Oxbow’s complaint for failure to state properly a claim under the antitrust laws. However, the dismissal was without prejudice to refile the complaint. Judge Friedman approved a schedule that allowed Oxbow to file a revised complaint, which Oxbow filed on May 1, 2013. The amended complaint alleges that UPRR violated Sections 1 and 2 of the Sherman Antitrust Act and also breached a tolling agreement between Oxbow and UPRR. Oxbow claims that it paid more than $50 million in wrongfully imposed fuel surcharges. UPRR and the other railroad filed separate motions to dismiss the Oxbow revised complaint on July 1, 2013.

We deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2013:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Apr. 1 through Apr. 30	755,420	$141.39	749,400	11,405,149
May 1 through May 31	808,890	155.63	712,000	10,693,149
Jun. 1 through Jun. 30	1,602,283	154.25	1,600,070	9,093,079
Total	3,166,593	$151.53	3,061,470	N/A

[a]

Total number of shares purchased during the quarter includes 105,123 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On April 1, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $15.3 billion and $15.1 billion at June 30, 2013, and December 31, 2012, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2013 and 2012.

12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2013 and 2012.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - John J. Koraleski.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – John J. Koraleski and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (filed with the SEC on July 19, 2013), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended June 30, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2013 and 2012, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2013 and 2012, and (vi) the Notes to the Condensed Consolidated Financial Statements.

Incorporated by Reference

3(a)

Revised Articles of Incorporation of UPC, as amended through June 27, 2011, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

3(b)	By-Laws of UPC, as amended, effective May 14, 2009, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated May 15, 2009.

10	Union Pacific Corporation 2013 Stock Incentive Plan, effective May 16, 2013, is incorporated herein by reference to Exhibit 4.3 to the Corporation’s Form S-8 dated May 17, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 19, 2013

UNION PACIFIC CORPORATION

(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)