Form 10-Q
period 2013-09-30
UNION PACIFIC CORP
filed 2013-10-17
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

☐  Yes             ☑  No

As of October 11, 2013, there were 460,568,638 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended September 30,	2013	2012
Operating revenues:
Freight revenues	$5,250	$5,019
Other revenues	323	324
Total operating revenues	5,573	5,343

Operating expenses:
Compensation and benefits	1,196	1,188
Fuel	866	880
Purchased services and materials	588	542
Depreciation	447	447
Equipment and other rents	309	300
Other	205	200
Total operating expenses	3,611	3,557

Operating income	1,962	1,786
Other income (Note 6)	28	28
Interest expense	(138)	(137)
Income before income taxes	1,852	1,677
Income taxes	(701)	(635)
Net income	$1,151	$1,042

Share and Per Share (Note 8):
Earnings per share - basic	$2.49	$2.21
Earnings per share - diluted	$2.48	$2.19
Weighted average number of shares - basic	461.7	472.0
Weighted average number of shares - diluted	464.2	475.2
Dividends declared per share	$0.79	$0.60

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended September 30,	2013	2012
Net income	$1,151	$1,042

Other comprehensive income/(loss):
Defined benefit plans	17	38
Foreign currency translation	(12)	8
Total other comprehensive income/(loss) [a]	5	46

Comprehensive income	$1,156	$1,088

[a]	Net of deferred taxes of $3 million and $28 million during the three months ended September 30, 2013, and 2012, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Nine Months Ended September 30,	2013	2012
Operating revenues:
Freight revenues	$15,387	$14,755
Other revenues	946	921
Total operating revenues	16,333	15,676

Operating expenses:
Compensation and benefits	3,597	3,550
Fuel	2,629	2,688
Purchased services and materials	1,730	1,610
Depreciation	1,319	1,307
Equipment and other rents	924	895
Other	661	606
Total operating expenses	10,860	10,656

Operating income	5,473	5,020
Other income (Note 6)	91	65
Interest expense	(399)	(407)
Income before income taxes	5,165	4,678
Income taxes	(1,951)	(1,771)
Net income	$3,214	$2,907

Share and Per Share (Note 8):
Earnings per share - basic	$6.91	$6.13
Earnings per share - diluted	$6.88	$6.08
Weighted average number of shares - basic	465.0	474.5
Weighted average number of shares - diluted	467.4	477.9
Dividends declared per share	$2.17	$1.80

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Nine Months Ended September 30,	2013	2012
Net income	$3,214	$2,907
Other comprehensive income/(loss):
Defined benefit plans	48	31
Foreign currency translation	(5)	8
Other comprehensive income/(loss) [a]	43	39
Comprehensive income	$3,257	$2,946

[a]	Net of deferred taxes of $28 million and $27 million during the nine months ended September 30, 2013, and 2012, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$ 1,366	$ 1,063
Accounts receivable, net (Note 10)	1,469	1,331
Materials and supplies	683	660
Current deferred income taxes (Note 7)	230	263
Other current assets	316	297
Total current assets	4,064	3,614

Investments	1,282	1,259
Net properties (Note 11)	43,311	41,997
Other assets	301	283
Total assets	$ 48,958	$ 47,153

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$ 2,964	$ 2,923
Debt due within one year (Note 14)	691	196
Total current liabilities	3,655	3,119

Debt due after one year (Note 14)	8,764	8,801
Deferred income taxes (Note 7)	13,739	13,108
Other long-term liabilities	2,026	2,248
Commitments and contingencies (Note 16)
Total liabilities	28,184	27,276

Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
554,832,336 and 554,558,034 issued; 460,791,613 and 469,465,273
outstanding, respectively	1,387	1,386
Paid-in-surplus	4,189	4,113
Retained earnings	24,476	22,271
Treasury stock	(8,135)	(6,707)
Accumulated other comprehensive loss (Note 9)	(1,143)	(1,186)
Total common shareholders’ equity	20,774	19,877

Total liabilities and common shareholders’ equity	$ 48,958	$ 47,153

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Nine Months Ended September 30,	2013	2012
Operating Activities
Net income	$3,214	$2,907
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,319	1,307
Deferred income taxes and unrecognized tax benefits	637	490
Other operating activities, net	(150)	(72)
Changes in current assets and liabilities:
Accounts receivable, net	(138)	(182)
Materials and supplies	(23)	(66)
Other current assets	(19)	(71)
Accounts payable and other current liabilities	41	53
Cash provided by operating activities	4,881	4,366
Investing Activities
Capital investments	(2,635)	(2,876)
Proceeds from asset sales	77	55
Acquisition of equipment pending financing	-	(217)
Proceeds from sale of assets financed	-	217
Other investing activities, net	(38)	(45)
Cash used in investing activities	(2,596)	(2,866)
Financing Activities
Common share repurchases (Note 17)	(1,432)	(1,179)
Dividends paid	(968)	(860)
Debt issued (Note 14)	944	695
Debt exchange (Note 14)	(288)	-
Debt repaid	(217)	(250)
Other financing activities, net	(21)	7
Cash used in financing activities	(1,982)	(1,587)
Net change in cash and cash equivalents	303	(87)
Cash and cash equivalents at beginning of year	1,063	1,217
Cash and cash equivalents at end of period	$1,366	$1,130
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$359	$279
Capital investments accrued but not yet paid	110	120
Capital lease financings	-	233
Common shares repurchased but not yet paid	-	48
Cash paid for:
Income taxes, net of refunds	$(1,165)	$(1,097)
Interest, net of amounts capitalized	(452)	(474)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2012	554.3	(74.4)	$1,386	$4,031	$19,508	$(5,293)	$(1,054)	$18,578
Net income			-	-	2,907	-	-	2,907
Other comp. income			-	-	-	-	39	39
Conversion, stock option exercises, forfeitures, and other	0.3	1.7	-	66	-	41	-	107
Share repurchases (Note 17)	-	(10.8)	-	-	-	(1,227)	-	(1,227)
Cash dividends declared ($1.80 per share)	-	-	-	-	(855)	-	-	(855)
Balance at September 30, 2012	554.6	(83.5)	$1,386	$4,097	$21,560	$(6,479)	$(1,015)	$19,549

Balance at January 1, 2013	554.6	(85.1)	$1,386	$4,113	$22,271	$(6,707)	$(1,186)	$19,877
Net income			-	-	3,214	-	-	3,214
Other comp. income			-	-	-	-	43	43
Conversion, stock option exercises, forfeitures, and other	0.2	0.7	1	76	-	4	-	81
Share repurchases (Note 17)	-	(9.6)	-	-	-	(1,432)	-	(1,432)
Cash dividends declared ($2.17 per share)	-	-	-	-	(1,009)	-	-	(1,009)
Balance at September 30, 2013	554.8	(94.0)	$1,387	$4,189	$24,476	$(8,135)	$(1,143)	$20,774

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 9)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2012, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2012 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2013, are not necessarily indicative of the results for the entire year ending December 31, 2013.

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

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2013	2012	2013	2012
Agricultural	$771	$783	$2,339	$2,495
Automotive	512	436	1,533	1,341
Chemicals	883	841	2,646	2,404
Coal	1,082	1,058	2,993	2,922
Industrial Products	975	879	2,868	2,659
Intermodal	1,027	1,022	3,008	2,934

Total freight revenues	5,250	5,019	15,387	14,755
Other revenues	323	324	946	921

Total operating revenues	$5,573	$5,343	$16,333	$15,676

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are revenues from our Mexico business which amounted to $528 million and $479 million, respectively for the three months ended September 30, 2013, and September 30, 2012, and $1.6 billion and $1.5 billion, respectively for the nine months ended September 30, 2013, and September 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2013	2012	2013	2012
Stock-based compensation, before tax:
Stock options	$5	$5	$15	$14
Retention awards	21	20	62	60

Total stock-based compensation, before tax	$26	$25	$77	$74

Excess tax benefits from equity compensation plans	$5	$33	$70	$86

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

A summary of stock option activity during the nine months ended September 30, 2013, is presented below:

	Options (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2013	4,289	$ 65.68	5.8 yrs.	$ 258
Granted	572	132.00	N/A	N/A
Exercised	(968)	51.12	N/A	N/A
Forfeited or expired	(22)	106.00	N/A	N/A
Outstanding at September 30, 2013	3,871	$ 78.89	5.9 yrs.	$ 296

Vested or expected to vest at September 30, 2013	3,871	$ 78.86	5.9 yrs.	$ 295

Options exercisable at September 30, 2013	2,725	$ 61.64	4.8 yrs.	$ 255

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at September 30, 2013, are subject to performance or market-based vesting conditions.

At September 30, 2013, there was $21 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2013	2012	2013	2012
Intrinsic value of stock options exercised	$13	$101	$95	$204
Cash received from option exercises	8	22	39	67
Treasury shares repurchased for employee payroll taxes	(4)	(8)	(16)	(24)
Tax benefit realized from option exercises	5	39	37	78
Aggregate grant-date fair value of stock options vested	-	-	16	16

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2013, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	2,355	$ 73.27
Granted	421	132.02
Vested	(852)	47.60
Forfeited	(59)	84.62
Nonvested at September 30, 2013	1,865	$ 97.89

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At September 30, 2013, there was $81 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.7 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2013, grant were as follows:

2013
Dividend per share per quarter	$0.69
Risk-free interest rate at date of grant	0.4%

Changes in our performance retention awards during the nine months ended September 30, 2013, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	1,075	$ 83.80
Granted	304	125.14
Vested	(401)	58.33
Forfeited	(33)	98.02
Nonvested at September 30, 2013	945	$ 107.41

At September 30, 2013, there was $45 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.3 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2013	2012	2013	2012
Service cost	$17	$13	$54	$40
Interest cost	34	36	100	106
Expected return on plan assets	(50)	(47)	(151)	(142)
Amortization of:
Prior service cost	-	-	-	-
Actuarial loss	27	21	80	63
Net periodic pension cost	$28	$23	$83	$67

The components of our net periodic OPEB cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2013	2012	2013	2012
Service cost	$-	$-	$2	$2
Interest cost	3	4	9	11
Amortization of:
Prior service credit	(4)	(5)	(12)	(13)
Actuarial loss	4	4	11	9

Net periodic OPEB cost	$3	$3	$10	$9

Cash Contributions

For the nine months ended September 30, 2013, we made $200 million of cash contributions to the qualified pension plan. Any additional contributions made in the fourth quarter will be based on cash generated from operations and financial market considerations. All contributions made to the qualified pension plan during the nine months ended September 30, 2013, were voluntary and were made with cash generated from operations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2013, we do not have minimum cash funding requirements for 2013.

6. Other Income

Other income included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2013	2012	2013 [a]	2012
Rental income	$26	$21	$84	$62
Net gain on non-operating asset dispositions	18	11	22	23
Early extinguishment of debt	-	-	(1)	(2)
Non-operating environmental costs and other	(16)	(4)	(14)	(18)

Total	$28	$28	$91	$65

[a]	Rental income includes $17 million related to a land lease contract settlement.

7. Income Taxes

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 2005, although some interest calculations remain open for years prior to 2005. The IRS has completed its examinations and issued notices of deficiency for years 2005 through 2010. We disagree with many of their proposed adjustments, and we are at IRS Appeals for years 2005 through 2008, with an appeal pending for 2009 and 2010. Additionally, several state tax authorities are examining our state income tax returns for years 2006 through 2010.

At September 30, 2013, we had a net unrecognized tax benefit liability of $115 million. Of that amount, $9 million is classified as a current asset in the Condensed Consolidated Statements of Financial Position.

In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property. Taxpayers are required to follow the new regulations beginning in 2014. At this time we do not expect they will have a material impact on our financial statements.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, Except Per Share Amounts	2013	2012	2013	2012
Net income	$1,151	$1,042	$3,214	$2,907

Weighted-average number of shares outstanding:
Basic	461.7	472.0	465.0	474.5
Dilutive effect of stock options	1.3	1.6	1.3	1.9
Dilutive effect of retention shares and units	1.2	1.6	1.1	1.5

Diluted	464.2	475.2	467.4	477.9

Earnings per share – basic	$2.49	$2.21	$6.91	$6.13
Earnings per share – diluted	$2.48	$2.19	$6.88	$6.08
Stock options excluded as their inclusion would be antidilutive	-	0.6	0.3	0.5

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2013, and 2012, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Derivatives	Total
Balance at July 1, 2013	$(1,118)	$(29)	$(1)	$(1,148)

Other comprehensive income/(loss) before reclassifications	1	(12)	-	(11)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	16	-	-	16

Net quarter-to-date other comprehensive income/(loss), net of taxes of $3 million	17	(12)	-	5

Balance at September 30, 2013	$(1,101)	$(41)	$(1)	$(1,143)

Balance at July 1, 2012	$(1,011)	$(48)	$(2)	$(1,061)

Other comprehensive income/(loss) before reclassifications	1	8	-	9
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	37	-	-	37

Net quarter-to-date other comprehensive income/(loss), net of taxes of $28 million	38	8	-	46
Balance at September 30, 2012	$(973)	$(40)	$(2)	$(1,015)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Derivatives	Total
Balance at January 1, 2013	$(1,149)	$(36)	$(1)	$(1,186)

Other comprehensive income/(loss) before reclassifications	(1)	(5)	-	(6)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	49	-	-	49

Net year-to-date other comprehensive income/(loss), net of taxes of $28 million	48	(5)	-	43

Balance at September 30, 2013	$(1,101)	$(41)	$(1)	$(1,143)

Balance at January 1, 2012	$(1,004)	$(48)	$(2)	$(1,054)

Other comprehensive income/(loss) before reclassifications	(6)	8	-	2
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	37	-	-	37

Net year-to-date other comprehensive income/(loss), net of taxes of $27 million	31	8	-	39

Balance at September 30, 2012	$(973)	$(40)	$(2)	$(1,015)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At September 30, 2013, and December 31, 2012, our accounts receivable were reduced by $3 million and $4 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At September 30, 2013, and December 31, 2012, receivables classified as other assets were reduced by allowances of $25 million and $33 million, respectively.

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

The amount outstanding under the facility was $400 million and $100 million at September 30, 2013, and December 31, 2012, respectively. The amount outstanding under the facility was supported by $1.2 billion and $1.1 billion of accounts receivable as collateral at September 30, 2013, and December 31, 2012, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The outstanding amounts the Railroad is allowed to maintain under the facility, with a maximum of $600 million, may fluctuate based on the availability of eligible receivables and are directly affected by business volumes and credit risks, including receivables payment quality measures such as default and dilution ratios. If default or dilution ratios increase one percent, amounts allowed to be outstanding under the facility would not materially change.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended September 30, 2013, and 2012, and $3 million for the nine months ended September 30, 2013, and 2012.

In July 2013, the $600 million receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life As of September 30, 2013	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,092	$	N/A	$5,092	N/A

Road:
Rail and other track material	13,699		4,916	8,783	35
Ties	8,712		2,265	6,447	33
Ballast	4,570		1,148	3,422	34
Other roadway [a]	15,158		2,688	12,470	49

Total road	42,139		11,017	31,122	N/A

Equipment:
Locomotives	7,464		3,380	4,084	20
Freight cars	2,048		1,001	1,047	25
Work equipment and other	559		112	447	18

Total equipment	10,071		4,493	5,578	N/A

Technology and other	668		282	386	11
Construction in progress	1,133		-	1,133	N/A

Total	$59,103		$15,792	$43,311	N/A

Millions, Except Estimated Useful Life As of December 31, 2012	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,105	$	N/A	$5,105	N/A

Road:
Rail and other track material	13,220		4,756	8,464	33
Ties	8,404		2,157	6,247	33
Ballast	4,399		1,085	3,314	34
Other roadway [a]	14,806		2,583	12,223	49

Total road	40,829		10,581	30,248	N/A

Equipment:
Locomotives	7,297		3,321	3,976	19
Freight cars	1,991		1,018	973	23
Work equipment and other	535		89	446	17

Total equipment	9,823		4,428	5,395	N/A

Technology and other	633		273	360	11
Construction in progress	889		-	889	N/A

Total	$57,279		$15,282	$41,997	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

Millions	Sep. 30, 2013	Dec. 31, 2012
Accounts payable	$831	$825
Income and other taxes payable	415	368
Accrued wages and vacation	382	376
Dividends payable	359	318
Accrued casualty costs	219	213
Interest payable	114	172
Equipment rents payable	95	95
Other	549	556

Total accounts payable and other current liabilities	$2,964	$2,923

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At both September 30, 2013, and December 31, 2012, we had reductions of $1 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014, for a cash flow hedge that was settled in 2004. As of September 30, 2013, and December 31, 2012, we had no interest rate cash flow hedges outstanding.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At September 30, 2013, the fair value of total debt was $10.2 billion, approximately $0.8 billion more than the carrying value. At December 31, 2012, the fair value of total debt was $11.1 billion, approximately $2.1 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At September 30, 2013, and December 31, 2012, approximately $163 and $203 million, respectively, of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At September 30, 2013, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility at any time during the nine months ended September 30, 2013. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility matures in 2015 under a four year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At September 30, 2013, and December 31, 2012 (and at all times during the year), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2013, the debt-to-net-worth coverage ratio allowed us to carry up to $42 billion of debt (as defined in the facility), and we had $10.0 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the three and nine months ended September 30, 2013, we did not issue or repay any commercial paper, and at September 30, 2013, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

On March 15, 2013, we issued $325 million of 2.75% unsecured fixed-rate notes and $325 million of 4.25% unsecured fixed-rate notes under our shelf registration statement. The 2.75% notes will mature on April 15, 2023, and the 4.25% notes will mature on April 15, 2043. Proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At September 30, 2013, we had remaining authority from our Board of Directors to issue up to $3.35 billion of debt securities under the shelf registration.

At September 30, 2013, and December 31, 2012, we reclassified as long-term debt approximately $400 million and $100 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Exchange – On August 21, 2013, we exchanged $1,170 million of various outstanding notes and debentures due between 2016 and 2040 (Existing Notes) for $439 million of 3.646% notes (New 2024 Notes) due February 15, 2024 and $700 million of 4.821% notes (New 2044 Notes) due February 1, 2044, plus cash consideration of approximately $280 million in addition to $8 million for accrued and unpaid interest on the Existing Notes. In accordance with ASC 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the terms of the New 2024 Notes and the New 2044 Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $9 million and were included in interest expense during the three months ended September 30, 2013.

The following table lists the outstanding notes and debentures that were exchanged:

Millions	Principal amount exchanged
The 2024 Offers
7.000% Debentures due 2016	$8
5.650% Notes due 2017	38
5.750% Notes due 2017	70
5.700% Notes due 2018	103
7.875% Notes due 2019	20
6.125% Notes due 2020	238

The 2044 Offers
7.125% Debentures due 2028	73
6.625% Debentures due 2029	177
6.250% Debentures due 2034	19
6.150% Debentures due 2037	138
5.780% Notes due 2040	286
Total	$1,170

Debt Redemption – On May 14, 2013, we redeemed all $40 million of our outstanding 5.65% Port of Corpus Christi Authority Revenue Refunding Bonds due December 1, 2022. The redemption resulted in an early extinguishment charge of $1 million during the three months ended June 30, 2013.

Receivables Securitization Facility – As of September 30, 2013, and December 31, 2012, we recorded $400 million and $100 million, respectively, as secured debt under our receivables securitization facility. See further discussion of our receivables securitization facility in Note 10.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase price options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $3.3 billion as of September 30, 2013.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 90% of the recorded liability is related to asserted claims and approximately 10% is related to unasserted claims at September 30, 2013. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $317 to $346 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2013	2012
Beginning balance	$334	$368
Current year accruals	70	89
Changes in estimates for prior years	(23)	(40)
Payments	(64)	(69)
Ending balance at September 30	$317	$348

Current portion, ending balance at September 30	$85	$97

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 24% of the recorded liability related to asserted claims and approximately 76% related to unasserted claims at September 30, 2013.

Our asbestos-related liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2013	2012
Beginning balance	$139	$147
Accruals	-	-
Payments	(7)	(5)
Ending balance at September 30	$132	$142

Current portion, ending balance at September 30	$8	$9

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at September 30, 2013, and December 31, 2012.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 278 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At both September 30, 2013, and December 31, 2012, none of our environmental liability was discounted.

Our environmental liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2013	2012
Beginning balance	$170	$172
Accruals	44	35
Payments	(35)	(32)
Ending balance at September 30	$179	$175

Current portion, ending balance at September 30	$50	$49

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

Guarantees – At September 30, 2013, and December 31, 2012, we were contingently liable for guarantees of $302 million and $307 million, respectively. We have recorded a liability of $1 million and $2 million for the fair value of these obligations as of September 30, 2013, and December 31, 2012, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At September 30, 2013, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $4 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR under a 10-year agreement commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and, on September 28, 2011, the judge issued a tentative Statement of Decision, which concluded that SFPP owes back rent to UPRR for the years 2004 through 2011. On May 29, 2012, the court entered judgment, awarding UPRR back rent and prejudgment interest. SFPP is appealing the final judgment. A favorable final judgment may materially affect our results of operations in the period of any monetary recoveries; however, due to the uncertainty regarding the amount and timing of any recovery, including the outcome of SFPP’s appeal of this judgment or any subsequent proceeding, we consider this a gain contingency and do not reflect any amounts in the Condensed Consolidated Financial Statements as of September 30, 2013.

17. Share Repurchase Program

Effective April 1, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014, replacing our previous repurchase program. As of September 30, 2013, we repurchased a total of $8.6 billion of our common stock since the commencement of our repurchase programs. The table below represents shares repurchased under the new repurchase program.

	Number of Shares Purchased		Average Price Paid
	2013	2012	2013	2012
First quarter	2,881,400	3,917,369	$136.58	$110.64
Second quarter	3,061,470	3,770,528	151.42	110.02
Third quarter	3,666,894	3,098,812	156.77	122.13
Total	9,609,764	10,786,709	$149.01	$113.72

Remaining number of shares that may be repurchased under current authority				5,426,185

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2013, Compared to

Three and Nine Months Ended September 30, 2012

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2012 Annual

Report on Form 10-K. There have not been any significant changes with respect to these policies during the first nine months of 2013.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $2.48 per diluted share on net income of $1.2 billion in the third quarter of 2013 compared to earnings of $2.19 per diluted share on net income of $1.0 billion for the third quarter of 2012. Year-to-date, net income was $3.2 billion versus $2.9 billion for the same period in 2012. Freight revenues increased 5%, or $231 million, in the third quarter compared to the same period in 2012 driven by higher average revenue per car (ARC) due to core pricing gains, shifts in business mix and the automotive logistics management arrangement. Volume growth in automotives, domestic intermodal, frac sand and rock offset declines in coal, international intermodal, and agricultural products. Consistent with the first half of the year, core pricing gains, our ongoing focus on safety, service and network efficiency, and ongoing productivity initiatives drove record financial results in the third quarter.

The network remained fluid and efficient in the third quarter of 2013 with all three operating metrics reported to the Association of American Railroads (AAR) improving sequentially from the second quarter of 2013. Train speeds were 2% faster, while terminal dwell and freight car inventory each improved by 1%.

Compared to the third quarter of 2012, average train speed improved 1%. Average terminal dwell time increased 1%, primarily due to continuing growth of manifest traffic concentrated in the Southern Region. Even with the growth in manifest shipments, which have longer cycle times, average rail car inventory decreased 4% as volumes remained flat.

Operating Revenues

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
Millions	2013	2012	Change	2013	2012	Change
Freight revenues	$ 5,250	$ 5,019	5%	$ 15,387	$ 14,755	4%
Other revenues	323	324	-	946	921	3
Total	$ 5,573	$ 5,343	4%	$ 16,333	$ 15,676	4%

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

Freight revenues for five of the six commodity groups increased during the third quarter of 2013 and year-to-date period of 2013 compared to 2012, driven by core pricing gains. Volumes were flat in the third quarter, as declines in coal, international intermodal and agricultural products offset strong industrial products, automotive and domestic intermodal shipments. Growth in crude oil shipments partially offset these declines for the year-to-date period.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $633 million and $1.9 billion in the third quarter and year-to-date periods of 2013, respectively, compared to $633 million and $1.9 billion in the same periods of 2012. Fuel surcharge recoveries were essentially flat year-over-year, as slightly lower fuel prices and lower volumes were offset by the lag impact of our fuel surcharge programs.

In the third quarter of 2013, other revenues were flat compared to 2012, consistent with volume levels. Year-to-date, other revenues increased due to miscellaneous contract revenue and higher revenues at our subsidiaries that broker intermodal and automotive services.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Nine Months Ended
Freight Revenues	September 30,		%	September 30,		%
Millions	2013	2012	Change	2013	2012	Change
Agricultural	$771	$783	(2)%	$2,339	$2,495	(6)%
Automotive	512	436	17	1,533	1,341	14
Chemicals	883	841	5	2,646	2,404	10
Coal	1,082	1,058	2	2,993	2,922	2
Industrial Products	975	879	11	2,868	2,659	8
Intermodal	1,027	1,022	-	3,008	2,934	3
Total	$5,250	$5,019	5%	$15,387	$14,755	4%

	Three Months Ended			Nine Months Ended
Revenue Carloads	September 30,		%	September 30,		%
Thousands	2013	2012	Change	2013	2012	Change
Agricultural	210	218	(4)%	631	685	(8)%
Automotive	195	181	8	576	551	5
Chemicals	282	275	3	840	777	8
Coal	468	501	(7)	1,284	1,408	(9)
Industrial Products	325	299	9	931	905	3
Intermodal [a]	848	857	(1)	2,480	2,481	-
Total	2,328	2,331	- %	6,742	6,807	(1)%

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
Average Revenue per Car	2013	2012	Change	2013	2012	Change
Agricultural	$3,679	$3,596	2%	$ 3,707	$ 3,643	2%
Automotive	2,620	2,407	9	2,661	2,435	9
Chemicals	3,134	3,064	2	3,151	3,094	2
Coal	2,312	2,111	10	2,331	2,075	12
Industrial Products	2,998	2,933	2	3,080	2,938	5
Intermodal [a]	1,211	1,192	2	1,213	1,182	3
Average	$2,255	$2,153	5%	$ 2,282	$ 2,168	5%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Lower volume, partially offset by price improvements, reduced freight revenue from agricultural shipments in the third quarter and year-to-date periods of 2013 versus 2012. Corn shipments decreased 22% and 24% in the third quarter and year-to-date periods of 2013 versus 2012, respectively, reflecting the impact of the severe drought in 2012 that affected territory served by us. The tight supply of corn contributed to lower livestock counts and exports to Mexico, driving the volume decline. Export wheat shipped to the Gulf and Pacific Northwest increased in the third quarter of 2013, partially offsetting the declines in corn.

Automotive – Higher ARC due to price increases and the logistics management arrangement that covers fees and container costs, coupled with increased shipments of automotive parts and finished vehicles, improved automotive revenue in the third quarter and year-to-date periods of 2013 compared to 2012.

Higher production and auto sales drove the growth as the automobile industry continued to gain momentum.

Chemicals – Higher volume and core price improvements increased freight revenue from chemicals in the third quarter and year-to-date periods of 2013 versus 2012. Shipments of petroleum products and industrial chemicals increased in the third quarter and year-to-date periods of 2013 compared to 2012. Although crude oil shipments were down modestly in the third quarter compared to 2012, year-to-date crude oil shipments from the Bakken, Permian and Eagle Ford shale formations, primarily to the Gulf area, contributed to the year-to-date growth in chemical volumes.

Coal – Higher ARC driven by pricing gains and positive business mix, partially offset by volume declines, increased freight revenue from coal shipments in the third quarter and year-to-date periods of 2013 compared to 2012. Shipments from Southern Powder River Basin (SPRB) declined 8% from the third quarter of 2012 due to the loss of a customer contract at the beginning of the year and relatively mild summer weather. SPRB shipments were lower than last year in the first nine months of the year driven by the loss of a customer contract. Shipments from Colorado and Utah mines decreased 17% and 15%, from the third quarter and first nine months of 2012, respectively, driven by high coal stockpiles at customer plants, soft international demand and mine production issues. Severe flooding and washouts in Colorado also reduced volumes from certain producers in the third quarter.

Industrial Products – Freight revenue from industrial products increased in the third quarter and year-to-date periods of 2013 versus 2012 driven by volume growth and higher ARC due to pricing gains. Favorable business mix also contributed to the year-to-date growth in ARC. Shipments of non-metallic minerals (primarily frac sand) grew as a result of drilling activity for energy products. Additionally, strength in Texas and California construction markets drove increases in rock and cement shipments. Year-to-date, declines in hazardous waste and ferrous scrap shipments partially offset these volume increases.

Intermodal – Pricing gains offset volume declines, increasing freight revenue from intermodal shipments in the third quarter and year-to-date periods of 2013 compared to the same period in 2012. International shipments declined 5% from the third quarter of 2012, driven by market share shifts within the ocean carrier industry and an increase in transloading, where lading is transferred from international to domestic containers at distribution centers near West coast ports. Second and third quarter declines offset the increases reported in the first quarter as year-to-date international shipments were down 2% compared to the same period in 2012. Domestic traffic for the third quarter and year-to-date periods increased 4% and 3%, respectively, driven by conversions from truck transportation to rail.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 10% to $528 million in the third quarter of 2013 versus the same period in 2012. Volume levels increased 2% in the third quarter versus 2012. Strong growth in chemical and automotive shipments were partially offset by declines in agricultural products and intermodal shipments. Year-to-date, revenue grew 6% versus 2012 to $1.6 billion, driven by higher ARC and strong volume growth in automotive and industrial products. Lower shipments of agricultural products partially offset the revenue growth, as aggregate volumes were flat during the first nine months of 2013.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
Millions	2013	2012	Change	2013	2012	Change
Compensation and benefits	$1,196	$1,188	1%	$3,597	$3,550	1%
Fuel	866	880	(2)	2,629	2,688	(2)
Purchased services and materials	588	542	8	1,730	1,610	7
Depreciation	447	447	-	1,319	1,307	1
Equipment and other rents	309	300	3	924	895	3
Other	205	200	3	661	606	9
Total	$3,611	$3,557	2%	$10,860	$10,656	2%

Operating expenses increased $54 million and $204 million in the third quarter and year-to-date periods of 2013, respectively, versus 2012. Wage and benefit inflation, new logistics management fees and container costs for our automotive business, short-term freight car rental costs, locomotive overhauls and property taxes contributed to higher expenses during the periods. Lower fuel prices partially offset the cost increases.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. General wage and benefit inflation, higher employment levels and increased pension and other postretirement benefits drove the increases in the third quarter and year-to-date periods of 2013 versus 2012. The impact of ongoing productivity initiatives during the third quarter, in addition to lower volumes during the first nine months, partially offset these increases.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $3.17 per gallon (including taxes and transportation costs) in the third quarter of 2013 compared to $3.19 per gallon in the same period in 2012, reduced expenses. For the nine month period, lower locomotive diesel fuel prices that averaged $3.17 per gallon versus $3.21 per gallon in 2012, reduced expenses by $35 million. In the third quarter, fuel costs were lower as gross-ton miles declined 2% and the fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands, increased 1% compared to 2012. Year-to-date, fuel costs were lower as gross-ton miles declined 2%, mostly offset by a 2% increase in the fuel consumption rate. Declines in heavier, more fuel-efficient coal shipments drove the variances in gross-ton-miles and the fuel consumption rate in the third quarter and year-to-date periods.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors (including equipment maintenance and contract expenses incurred by our logistics subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services increased 9% and 10% compared to the third quarter and year-to-date periods of 2012, respectively, primarily due to logistics management fees, an increase in locomotive overhauls and repairs on jointly owned property.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense remained flat in the third quarter of 2013 compared to 2012 and up 1% year-to-date. Recent depreciation studies allowed us to use longer estimated life of service for certain equipment, which offset the impact of a higher depreciable asset base resulting from higher capital spending in recent years.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other rent expenses; and office and other rentals. Additional container costs resulting from the logistics management arrangement, and increased automotive shipments, partially offset by lower cycle times drove a $7 million and $37 million increase in our short-term freight car rental expense in the third quarter and year-to-date periods of 2013, respectively, compared to the same periods in 2012. Conversely, lower locomotive and freight car lease expenses for the year-to-date period compared to 2012 partially offset the higher freight car rental expense.

Other – Other expenses include personal injury, freight and property damage, destruction of equipment owned by others, insurance, environmental, bad debt, state and local taxes, utilities, telephone and cellular, employee travel, computer software, and other general expenses. Other costs in the third quarter increased from 2012 as higher property taxes and damaged freight costs more than offset lower personal injury costs. Year-to-date, higher property taxes and damaged freight and property costs drove the increase from the same period in 2012.

Non-Operating Items

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
Millions	2013	2012	Change	2013	2012	Change
Other income	$28	$28	-%	$91	$65	40%
Interest expense	(138)	(137)	1	(399)	(407)	(2)
Income taxes	(701)	(635)	10	(1,951)	(1,771)	10

Other Income – Other income was flat in the third quarter of 2013 versus 2012 as higher gains from real estate sales and increased lease income offset higher environmental costs associated with non-operating properties. Year-to-date, other income increased due to the favorable impact of a $17 million land lease contract settlement.

Interest Expense – Interest expense increased slightly in the third quarter of 2013 versus 2012 due to an increased weighted-average debt level of $9.6 billion in 2013 versus $9.4 billion in 2012 and $9 million of fees associated with a debt exchange, partially offset by a lower effective interest rate of 5.6% versus 5.8%. A lower effective interest rate of 5.7% versus 6.0% drove the decline in interest for the year-to-date period of 2013 compared to the same period of 2012. The increase in the weighted-average debt level to $9.5 billion in 2013 from $9.0 billion in 2012 partially offset the impact of the lower effective interest rate for the year-to-date period.

Income Taxes – Higher pre-tax income increased income taxes in the third quarter and year-to-date periods of 2013 compared to 2012. Our effective tax rate for the third quarter of 2013 and 2012 was 37.9%. Our 2013 year-to-date effective tax rate was 37.8% compared to 37.9% in 2012.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key Railroad performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended				Nine Months Ended
	September 30,		%		September 30,		%
	2013	2012	Change		2013	2012	Change
Average train speed (miles per hour)	26.3	26.1	1%		26.1	26.4	(1	) %
Average terminal dwell time (hours)	26.3	26.0	1%		26.8	26.0	3%
Average rail car inventory (thousands)	258.5	268.0	(4	) %	261.2	270.7	(4	) %
Gross ton-miles (billions)	241.4	245.4	(2	) %	704.4	720.4	(2	) %
Revenue ton-miles (billions)	131.3	133.3	(2	) %	382.7	392.6	(3	) %
Operating ratio	64.8	66.6	(1.8	) pts	66.5	68.0	(1.5	) pts
Employees (average)	46,605	46,205	1%		46,610	45,882	2%
Customer satisfaction index	93	94	(1	) pt	93	93	-	pts

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the Association of American Railroads (AAR), improved 1% in the third quarter of 2013 versus the third quarter of 2012. Year-to-date, average train speed declined 1% driven by weather and incident interruptions and increased work on capital projects in higher volume corridors.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 1% and 3% in the third quarter and year-to-date periods of 2013 compared to 2012, respectively, primarily due to continuing growth of manifest traffic concentrated in the Southern Region, which requires more time in terminals for switching cars and building trains.

Average Rail Car Inventory – Average rail car inventory is the daily average number of rail cars on our lines, including rail cars in storage. Traffic volumes and rail car productivity influence inventory levels. Productivity may be improved through faster train speeds, lower terminal dwell, lower customer dwell and lower hold dwell. Average rail car inventory decreased 4% in the third quarter and year-to-date periods of 2013 compared to 2012, despite a shift in traffic mix to more manifest shipments, which have longer cycle times.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles declined 2% during the third quarter and year-to-date periods of 2013 compared to 2012, while revenue ton-miles decreased 2% and 3%, respectively. Changes in commodity mix drove the variance in year-over-year declines between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio improved 1.8 points to a quarterly record of 64.8% in the third quarter of 2013 versus the same period of 2012 and 1.5 points to 66.5% in the nine-month period of 2013 versus 2012. Core pricing gains and productivity more than offset the impact of inflation in both periods and lower volume in the first half of the year.

Employees – Employee levels increased 1% in the third quarter and 2% in the nine-month periods of 2013 compared to the same periods in 2012, driven by a shift in our traffic mix, which requires more resources, largely concentrated in the Southern region. In addition, increased work on capital projects, including positive train control and more individuals in the training pipeline contributed to the higher employee levels.

Customer Satisfaction Index – Our customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. An improvement in survey results generally reflects customer recognition of our service quality.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	Sep. 30, 2013	Dec. 31, 2012
Debt (a)	$9,455	$8,997
Equity	20,774	19,877
Capital (b)	$30,229	$28,874
Debt to capital (a/b)	31.3%	31.2%

Millions, Except Percentages	Sep. 30, 2013	Dec. 31, 2012
Debt	$9,455	$8,997
Net present value of operating leases	3,027	3,096
Unfunded pension and OPEB	543	679
Adjusted debt (a)	13,025	12,772
Equity	20,774	19,877
Adjusted capital (b)	$33,799	$32,649
Adjusted debt to capital (a/b)	38.5%	39.1%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 5.7% at September 30, 2013, and 6.0% at December 31, 2012. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows Millions, for the Nine Months Ended September 30	2013	2012
Cash provided by operating activities	$4,881	$4,366
Cash used in investing activities	(2,596)	(2,866)
Cash used in financing activities	(1,982)	(1,587)
Net change in cash and cash equivalents	$303	$(87)

Operating Activities

Higher net income in the first nine months of 2013 increased cash provided by operating activities compared to the same period of 2012. In addition, 2012 included payments for past wages as a result of national labor negotiations. Voluntary pension contributions were $100 million higher in the year-to-date period of 2013 versus 2012.

Investing Activities

Lower capital investments in the first nine months of 2013 drove the decrease in cash used in investing activities due to the timing of these expenditures versus 2012.

The table below details cash capital investments:

Millions, for the Nine Months Ended September 30,	2013	2012
Rail and other track material	$591	$558
Ties	361	332
Ballast	176	153
Other [a]	207	193
Total road infrastructure replacements	1,335	1,236

Line expansion and other capacity projects	324	345
Commercial facilities	86	113
Total capacity and commercial facilities	410	458

Locomotives and freight cars	484	798
Positive train control	308	260
Technology and other	98	124
Total cash capital investments	$2,635	$2,876

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Financing Activities

Cash used in financing activities increased in the first nine months of 2013 versus the same period of 2012, driven by higher dividend payments in 2013 of $968 million compared to $860 million in 2012, and an increase of $253 million for the repurchase of shares under our common stock repurchase program. In addition, a debt exchange in August 2013 increased cash used in financing activities by $288 million in the year-to-date period of 2013 versus 2012.

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

Millions, for the Nine Months Ended September 30,	2013	2012
Cash provided by operating activities	$4,881	$4,366
Cash used in investing activities	(2,596)	(2,866)
Dividends paid	(968)	(860)
Free cash flow	$1,317	$640

Credit Facilities – At September 30, 2013, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility at any time during the nine months ended September 30, 2013. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon our senior unsecured debt ratings. The facility matures in 2015 under a four year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At September 30, 2013, and December 31, 2012 (and at all times during the year), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2013, the debt-to-net-worth coverage ratio allowed us to carry up to $42 billion of debt (as defined in the facility), and we had $10.0 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the three and nine months ended September 30, 2013, we did not issue or repay any commercial paper, and at September 30, 2013, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

On March 15, 2013, we issued $325 million of 2.75% unsecured fixed-rate notes and $325 million of 4.25% unsecured fixed-rate notes under our shelf registration statement. The 2.75% notes will mature on April 15, 2023, and the 4.25% notes will mature on April 15, 2043. Proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At September 30, 2013, we had remaining authority from our Board of Directors to issue up to $3.35 billion of debt securities under the shelf registration.

At September 30, 2013, and December 31, 2012, we reclassified as long-term debt approximately $400 million and $100 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Debt Exchange – On August 21, 2013, we exchanged $1,170 million of various outstanding notes and debentures due between 2016 and 2040 (Existing Notes) for $439 million of 3.646% notes (New 2024 Notes) due February 15, 2024 and $700 million of 4.821% notes (New 2044 Notes) due February 1, 2044, plus cash consideration of approximately $280 million in addition to $8 million for accrued and unpaid interest on the Existing Notes. In accordance with ASC 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the terms of the New 2024 Notes and the New 2044 Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $9 million and were included in interest expense during the three months ended September 30, 2013.

The following table lists the outstanding notes and debentures that were exchanged:

Millions	Principal amount exchanged
The 2024 Offers
7.000% Debentures due 2016	$8
5.650% Notes due 2017	38
5.750% Notes due 2017	70
5.700% Notes due 2018	103
7.875% Notes due 2019	20
6.125% Notes due 2020	238

The 2044 Offers
7.125% Debentures due 2028	73
6.625% Debentures due 2029	177
6.250% Debentures due 2034	19
6.150% Debentures due 2037	138
5.780% Notes due 2040	286
Total	$1,170

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

The amount outstanding under the facility was $400 million and $100 million at September 30, 2013, and December 31, 2012, respectively. The amount outstanding under the facility was supported by $1.2 billion and $1.1 billion of accounts receivable as collateral at September 30, 2013, and December 31, 2012, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The outstanding amounts the Railroad is allowed to maintain under the facility, with a maximum of $600 million, may fluctuate based on the availability of eligible receivables and are directly affected by business volumes and credit risks, including receivables payment quality measures such as default and dilution ratios. If default or dilution ratios increase one percent, amounts allowed to be outstanding under the facility would not materially change.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended September 30, 2013, and 2012, and $3 million for the nine months ended September 30, 2013, and 2012.

In July 2013, the $600 million receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

Share Repurchase Program

Effective April 1, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014, replacing our previous repurchase program. As of September 30, 2013, we repurchased a total of $8.6 billion of our common stock since the commencement of our repurchase programs. The table below represents shares repurchased under the new repurchase program.

	Number of Shares Purchased		Average Price Paid
	2013	2012	2013	2012
First quarter	2,881,400	3,917,369	$136.58	$110.64
Second quarter	3,061,470	3,770,528	151.42	110.02
Third quarter	3,666,894	3,098,812	156.77	122.13
Total	9,609,764	10,786,709	$149.01	$113.72

Remaining number of shares that may be repurchased under current authority				5,426,185

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

The following tables identify material obligations and commitments as of September 30, 2013:

Contractual Obligations Millions		Oct. 1 through Dec. 31, 2013	Payments Due by Dec. 31,
	Total		2014	2015	2016	2017	After 2017	Other
Debt [a]	$13,748	$60	$1,299	$630	$759	$792	$10,208	$-
Operating leases [b]	4,019	81	494	448	413	379	2,204	-
Capital lease obligations [c]	2,187	31	264	253	232	242	1,165	-
Purchase obligations [d]	4,484	848	1,975	382	339	217	691	32
Other postretirement benefits [e]	420	11	44	45	45	46	229	-
Income tax contingencies [f]	115	-	-	-	-	-	-	115
Total contractual obligations	$24,973	$1,031	$4,076	$1,758	$1,788	$1,676	$14,497	$147

[a]	Excludes capital lease obligations of $1,681 million and unamortized discount of ($609) million. Includes an interest component of $5,365 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $506 million.

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

[f]

Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of September 30, 2013. For amounts where the year of settlement is uncertain, they are reflected in the Other column.

Other Commercial Commitments Millions		Oct. 1 through Dec. 31, 2013	Amount of Commitment Expiration by Dec. 31,
	Total		2014	2015	2016	2017	After 2017
Credit facilities [a]	$1,800	$-	$-	$1,800	$-	$-	$-
Receivables securitization facility [b]	600	-	600	-	-	-	-
Guarantees [c]	302	3	214	12	30	10	33
Standby letters of credit [d]	27	7	17	3	-	-	-
Total commercial commitments	$2,729	$10	$831	$1,815	$30	$10	$33

[a]	None of the credit facility was used as of September 30, 2013.

[b]	$400 million of the receivables securitization facility was utilized at September 30, 2013, which is accounted for as debt. The full program matures in July 2014.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of September 30, 2013.

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

Environmental Matters

As previously reported in the 2012 10-K, on January 14, 2013, the Illinois Attorney General’s Office notified UPRR that it will seek a penalty against the Railroad for environmental conditions caused by its predecessor at a former locomotive fueling facility in South Pekin, Illinois. This former CNW facility discontinued fueling operations in the early 1980s. Subsequent environmental investigation revealed evidence of fuel releases to soil and groundwater. In January 2007, the State rejected UPRR’s proposed compliance commitment agreement and responded with a notice of intent to pursue legal action. UPRR continued to perform remedial investigations under the supervision of the Illinois EPA. In June 2012, the Illinois EPA approved UPRR’s proposed remedial action plan for the contamination. Although no further action is required for the contamination, the State is now seeking to recover a penalty. The State offered to settle the matter prior to litigation for payment of a $240,000 penalty. UPRR rejected that offer, and settlement negotiations are continuing. If we are unable to reach an agreement, the state will pursue legal action for a penalty, which we expect will exceed $100,000.

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

Other Matters

Antitrust Litigation – As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. Currently, UPRR and three other Class I railroads are the named defendants in the lawsuit. The original plaintiff filed the first of these claims in the U.S. District Court in New Jersey on May 14, 2007. The total number of complaints stands at 30. These suits allege that the named railroads engaged in price-fixing by establishing common fuel surcharges for certain rail traffic.

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

On June 21, 2012, Judge Friedman issued his decision, which certified a class of plaintiffs with eight named plaintiff representatives. The decision included in the class all shippers that paid a rate-based fuel surcharge to any one of the defendant railroads for rate-unregulated rail transportation from July 1, 2003, through December 31, 2008. This was a procedural ruling, which did not affirm any of the claims asserted by the plaintiffs and does not affect the ability of the railroad defendants to disprove the allegations made by the plaintiffs. On July 5, 2012, the defendant railroads filed a petition with the U.S. Court of Appeals for the District of Columbia requesting that the court review the class certification ruling. On August 28, 2012, a panel of the Circuit Court of the District of Columbia referred the petition to a merits panel of the court to address the issues in the petition and to address whether the district court properly granted class certification. The Circuit Court heard oral arguments on May 3, 2013. On August 9, 2013, the Circuit Court vacated the class certification decision and remanded the case to the district court to reconsider the class certification decision in light of a recent Supreme Court case and incomplete consideration of errors in the expert report of the plaintiffs. Judge Friedman vacated the schedule for motions and ordered the parties to file briefs on the scope of the remand from the Circuit Court. The parties are waiting for a new briefing schedule.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). The complaint named the Railroad and one other U.S. Class I Railroad as defendants and alleged that the named railroads engaged in price-fixing and monopolistic practices in connection with fuel surcharge programs and pricing of shipments of certain commodities, including coal and petroleum coke. The complaint sought injunctive relief and payment of damages of over $30 million, and other unspecified damages, including treble damages. Some of the allegations in the complaint were addressed in the existing fuel surcharge litigation referenced above. The complaint also included additional unrelated allegations regarding alleged limitations on competition for shipments of Oxbow’s commodities. Judge Friedman, who presides over the fuel surcharge matter described above, also presides over this matter. On February 26, 2013, Judge Friedman granted the defendants’ motion to dismiss Oxbow’s complaint for failure to state properly a claim under the antitrust laws. However, the dismissal was without prejudice to refile the complaint. Judge Friedman approved a schedule that allowed Oxbow to file a revised complaint, which Oxbow filed on May 1, 2013. The amended complaint alleges that UPRR and one other Class I railroad violated Sections 1 and 2 of the Sherman Antitrust Act and that UPRR also breached a tolling agreement between Oxbow and UPRR. Oxbow claims that it paid more than $50 million in wrongfully imposed fuel surcharges. UPRR and the other railroad filed separate motions to dismiss the Oxbow revised complaint on July 1, 2013.

We deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2013:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jul. 1 through Jul. 31	1,166,945	$158.24	1,162,264	7,930,815
Aug. 1 through Aug. 31	1,912,926	156.50	1,909,043	6,021,772
Sep. 1 through Sep. 30	598,006	154.84	595,587	5,426,185
Total	3,677,877	$156.78	3,666,894	N/A

[a]

Total number of shares purchased during the quarter includes 10,983 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On April 1, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $15.8 billion and $15.1 billion at September 30, 2013, and December 31, 2012, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2013 and 2012.

12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2013 and 2012.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - John J. Koraleski.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John J. Koraleski and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 (filed with the SEC on October 17, 2013), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended September 30, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2013 and 2012, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2013 and 2012, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated: October 17, 2013

UNION PACIFIC CORPORATION

(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)