Form 10-K
period 2013-12-31
UNION PACIFIC CORP
filed 2014-02-07
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

☐  Yes             ☑  No

As of June 28, 2013, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $71.3 billion.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2014 was 455,057,609.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2014, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

UNION PACIFIC CORPORATION

February 7, 2014

Fellow Shareholders:

2013 was another tremendous year for Union Pacific, with our overall financial performance exceeding all previous milestones. The year was a testament to the strength and diversity of our franchise and the dedication and commitment of our employees. We achieved record earnings of $9.42 per share, driven by a best-ever operating ratio of 66.1 percent. As a result, our return on invested capital* of 14.7 percent also hit an all-time high, while free cash flow* exceeded the $2 billion mark. Shareholders were rewarded with increased financial returns, including a 19 percent increase in dividends declared per share compared to 2012 and $2.2 billion in share repurchases, up 50 percent from 2012. UP’s stock price reached new highs in 2013, increasing 34 percent, and outpaced the S&P 500 by 4 percentage points.

Despite the challenges from a significantly weaker coal market and the carry-over impact of the 2012 drought on our grain shipments, other markets within our diverse portfolio of business, including automotive, base chemicals, shale-related moves, construction-related shipments, and domestic intermodal traffic were positive. Operationally, we successfully managed the shifts in business mix, improved network efficiency and fluidity, and operated a safe railroad.

Excellent service is the key to our future success. It provides the value that attracts and retains our customers, supports our pricing initiatives, and improves resource utilization. It also demonstrates the power of our value proposition to new customers that are looking for viable transportation alternatives. But, above all, it is our unrelenting focus on safety that serves as the foundation for everything we do. With our Total Safety Culture and The UP Way instilled throughout the Company, employee injuries hit a near-record low in 2013. We’re proud of the significant improvement we’ve made, lowering our personal injury rate more than 45 percent over the past decade. As proud as we are of these results, the most important numbers are zero fatalities and zero injuries, which is our ultimate goal.

Our capital investments play a critical role in meeting the long-term demand for freight transportation in the U.S. In 2013, we invested $3.6 billion across our network. Over half was spent on replacing and hardening our infrastructure to further enhance safety and reliability. The balance was invested to increase customer value, support business growth, and continue development of Positive Train Control (PTC), a federally mandated program. Although we achieved best-ever financial returns to support these investments, our returns must continue to improve to support higher asset replacement costs and our safety, service, and growth initiatives.

In an evolving marketplace, our diverse franchise is unparalleled in the industry today. Supporting six strong business groups, it remains an absolute core strength of Union Pacific. An increasing U.S. population base will stimulate long-term growth for many of the goods we carry. To meet this growing demand, we anticipate continued opportunities to convert freight from the highway, supported by our integrated network, competitive service offerings, and environmental advantages. Global population growth will also stimulate world food demand. Union Pacific plays a vital role in the supply chains for domestic and export grain, supporting our country’s position as the top global corn producer.

With a resurging chemical industry fueled by low natural gas prices and continued strength in the construction and housing markets, Union Pacific’s manifest network is well positioned to meet the growing demand for various chemical and industrial products. In addition, UP is the only railroad that serves all six major gateways to Mexico. We are in an excellent position to benefit from economic growth in that country. Union Pacific currently touches more than two-thirds of the goods moving cross-border by rail and is uniquely poised to accommodate forecasted growth in Mexico automotive production and manufacturing activity.

We will build on these strengths and opportunities for profitable growth in the future, while continuing our unrelenting focus on both safety and service for our customers. We strongly believe in the power and potential of the Union Pacific franchise to drive even greater performance on all fronts and increase shareholder returns in the years to come.

President & Chief Executive Officer

3	*See Item 7 of this report for reconciliations to U.S. GAAP.

DIRECTORS AND SENIOR MANAGEMENT

BOARD OF DIRECTORS

Andrew H. Card, Jr.

Executive Director of the

Office of the Provost and

Vice President of Academic

Affairs,

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

Board Committees: Corporate

Governance and Nominating,

Finance

Judith Richards Hope

Emerita Professor of Law and

Distinguished Visitor from Practice

Georgetown University Law Center

Board Committees: Corporate

Governance and Nominating,
Finance

John J. Koraleski

President and

Chief Executive Officer

Union Pacific Corporation and

Chief Executive Officer

Union Pacific Railroad Company

Charles C. Krulak

General, USMC, Ret.

President

Birmingham – Southern College

Board Committees: Audit, Finance

Michael R. McCarthy

Chairman

McCarthy Group, LLC

Board Committees: Audit,

Finance (Chair)

Michael W. McConnell

General Partner and

Former Managing Partner

Brown Brothers Harriman & Co.

Board Committees: Audit (Chair),

Finance

Thomas F. McLarty III

President

McLarty Associates

Board Committees: Compensation and Benefits, Corporate Governance and Nominating

Steven R. Rogel

Retired Chairman

Weyerhaeuser Company

Lead Independent Director

Board Committees: Compensation

and Benefits, Corporate Governance

and Nominating (Chair)

Jose H. Villarreal

Advisor

Akin, Gump, Strauss, Hauer &

Feld, LLP

Board Committees: Audit, Compensation and Benefits

James R. Young

Chairman

Union Pacific Corporation and

Union Pacific Railroad Company

SENIOR MANAGEMENT

John J. Koraleski

President and

Chief Executive Officer

Union Pacific Corporation and

Chief Executive Officer

Union Pacific Railroad Company

Lance M. Fritz

President and

Chief Operating Officer

Union Pacific Railroad Company

Eric L. Butler

Executive Vice President–

Marketing and Sales

Union Pacific Railroad Company

Diane K. Duren

Executive Vice President and

Corporate Secretary

Union Pacific Corporation

Mary Sanders Jones

Vice President and Treasurer

Union Pacific Corporation

D. Lynn Kelley

Vice President–Supply and

Continuous Improvement

Union Pacific Railroad Company

Robert M. Knight, Jr.

Executive Vice President–Finance

and Chief Financial Officer

Union Pacific Corporation

Joseph E. O’Connor, Jr.

Vice President–Labor Relations

Union Pacific Railroad Company

Patrick J. O’Malley

Vice President–Taxes and General Tax Counsel

Union Pacific Corporation

Michael A. Rock

Vice President–External Relations

Union Pacific Corporation

Cameron A. Scott

Executive Vice President–

Operations

Union Pacific Railroad Company

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

For purposes of this report, unless the context otherwise requires, all references herein to “UPC”, “Corporation”, “Company”, “we”, “us”, and “our” shall mean Union Pacific Corporation and its subsidiaries, including Union Pacific Railroad Company, which we separately refer to as “UPRR” or the “Railroad”.

Available Information – Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; eXtensible Business Reporting Language (XBRL) documents; our current reports on Form 8-K; our proxy statements; Forms 3, 4, and 5, filed on behalf of our directors and certain executive officers; and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act). We provide these reports and statements as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, our corporate governance materials, including By-Laws, Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees are available on our website. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the NYSE or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of our SEC filings or corporate governance materials should send a written request to: Secretary, Union Pacific Corporation, 1400 Douglas Street, Omaha, NE 68179.

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

Operations – UPRR is a Class I railroad operating in the U.S. We have 31,838 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern U.S. gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our freight traffic consists   of   bulk,   manifest,   and   premium

2013 Freight Revenue

business. Bulk traffic primarily consists of coal, grain, soda ash, rock and crude oil shipped in unit trains – trains transporting a single commodity from one source to one destination. Manifest traffic includes individual carload or less than train-load business involving commodities such as lumber, steel, paper, food and chemicals. The transportation of finished vehicles, auto parts, intermodal containers and truck trailers are included as part of our premium business. In 2013, we generated freight revenues totaling $20.7 billion from the following six commodity groups:

Agricultural – Transportation of grains, commodities produced from these grains, and food and beverage products generated 16% of the Railroad’s 2013 freight revenue. The Company accesses most major grain markets, linking the Midwest and western U.S. producing areas to export terminals in the Pacific Northwest and Gulf Coast ports, as well as Mexico. We also serve significant domestic markets, including grain processors, animal feeders and ethanol producers in the Midwest, West, South and Rocky Mountain states. Unit trains, which transport a single commodity between producers and export terminals or domestic markets, represent approximately 36% of our agricultural shipments.

Automotive – We are the largest automotive carrier west of the Mississippi River and operate or access over 40 vehicle distribution centers. The Railroad’s extensive franchise serves vehicle assembly plants and connects to West Coast ports and the Gulf of Mexico to accommodate both import and export shipments. In addition to transporting finished vehicles, UP provides expedited handling of automotive parts in both boxcars and intermodal containers destined for Mexico, the U.S. and Canada. The automotive group generated 10% of Union Pacific’s freight revenue in 2013.

Chemicals – Transporting chemicals generated 17% of our freight revenue in 2013. The Railroad’s unique franchise serves the chemical producing areas along the Gulf Coast, where roughly two-thirds of the Company’s chemical business originates, terminates or travels. Our chemical franchise also accesses chemical producers in the Rocky Mountains and on the West Coast. The Company’s chemical shipments include four broad categories: Petrochemicals, Fertilizer, Soda Ash, and Other. Petrochemicals include industrial chemicals, plastics and petroleum products, including crude oil and liquid petroleum gases. Currently, these products move primarily to and from the Gulf Coast region. Fertilizer movements originate in the Gulf Coast region, the western U.S. and Canada (through interline access) for delivery to major agricultural users in the Midwest, western U.S., as well as abroad. Soda ash originates in southwestern Wyoming and California, destined for chemical and glass producing markets in North America and abroad. Other shipments include sodium products, phosphorus rock and sulfur.

Coal – Shipments of coal and petroleum coke accounted for 19% of our freight revenue in 2013. The Railroad’s network supports the transportation of coal and petroleum coke to independent and regulated power companies and industrial facilities throughout the U.S. Through interchange gateways and ports, UP’s reach extends to eastern U.S. utilities, Mexico, Europe and Asia. Water terminals allow the Railroad to move western U.S. coal east via the Mississippi and Ohio Rivers, as well as the Great Lakes. Export coal moves through West Coast ports to Asia and through the Mississippi River and Houston to Europe. Coal traffic originating in the Southern Powder River Basin (SPRB) area of Wyoming is the largest segment of UP’s coal business.

Industrial Products – Our extensive network facilitates the movement of numerous commodities between thousands of origin and destination points throughout North America. The Industrial Products group consists of several categories, including construction products, minerals, consumer goods, metals, lumber, paper, and other miscellaneous products. In 2013, this group generated 18% of Union Pacific’s total freight revenue. Commercial, residential and governmental infrastructure investments drive shipments of steel, aggregates (cement components), cement and wood products. Oil and gas drilling generates demand for raw steel, finished pipe, frac sand, stone and drilling fluid commodities. Industrial and light manufacturing plants receive steel, nonferrous materials, minerals and other raw materials. Paper and packaging commodities, as well as appliances, move to major metropolitan areas for consumers. Lumber shipments originate primarily in the Pacific Northwest and western Canada and move throughout the U.S. for use in new home construction and repair and remodeling.

Intermodal – Our Intermodal business includes two segments: international and domestic. International business consists of import and export container traffic that mainly passes through West Coast ports served by UP’s extensive terminal network. Domestic business includes container and trailer traffic picked up and delivered within North America for intermodal marketing companies (primarily shipper agents and logistics companies), as well as truckload carriers. Less-than-truckload and package carriers with time-sensitive business requirements are also an important part of domestic shipments. Together, international and domestic business generated 20% of UP’s 2013 freight revenue.

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

Working Capital – At December 31, 2013 and 2012, we had a modest working capital surplus, which provides enhanced liquidity. In addition, we believe we have adequate access to capital markets to meet any foreseeable cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Competition – We are subject to competition from other railroads, motor carriers, ship and barge operators, and pipelines. Our main railroad competitor is Burlington Northern Santa Fe LLC. Its primary subsidiary, BNSF Railway Company (BNSF), operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other railroads and motor carriers. Motor carrier competition exists for five of our six commodity groups (excluding most coal shipments). Because of the proximity of our routes to major inland and Gulf Coast waterways, barges can be particularly competitive, especially for grain and bulk commodities in certain areas where we operate. In addition to price competition, we face competition with respect to transit times, quality and reliability of service from motor carriers and other railroads. Motor carriers in particular can have an advantage over railroads with respect to transit times and timeliness of service. However, railroads are much more fuel efficient than trucks, which reduces the impact of transporting goods on the environment and public infrastructure, and railroads operating in the U.S., including us, have been making efforts to convert certain traffic from motor carriers to railroad service. Additionally, we must build or acquire and maintain our rail system; trucks and barges are able to use public rights-of-way maintained by public entities. Any of the following could also affect the competitiveness of our transportation services for some or all of our commodities: (i) improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, (ii) legislation that eliminates or significantly reduces the size or weight limitations applied to motor carriers, or (iii) legislation or regulatory changes that impose operating restrictions on railroads or that adversely affect the profitability of some or all railroad traffic. For more information regarding risks we face from competition, see the Risk Factors in Item 1A of this report.

Key Suppliers – We depend on two key domestic suppliers of high horsepower locomotives. Due to the capital intensive nature of the locomotive manufacturing business and sophistication of this equipment, potential new suppliers face high barriers of entry into this industry. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives for any reason, including insolvency or bankruptcy, we could experience a significant cost increase and risk reduced availability of the locomotives that are necessary to our operations. Additionally, for a high percentage of our rail purchases, we utilize two steel producers (one domestic and one international) that meet our specifications. Rail is critical for both maintenance of our network and replacement and improvement or expansion of our network and facilities. Rail manufacturing also has high barriers of entry, and, if one of those suppliers discontinues operations for any reason, including insolvency or bankruptcy, we could experience cost increases and difficulty obtaining rail.

Employees – Approximately 86% of our 46,445 full-time-equivalent employees are represented by 14 major rail unions. In 2012, we concluded the most recent round of negotiations, which began in 2010, with the ratification of new agreements by several unions. All of the unions executed similar multi-year agreements that provide for higher employee cost sharing of employee health and welfare benefits and higher wages. The current agreements will remain in effect until renegotiated under provisions of the Railway Labor Act. The next round of negotiations will begin in early 2015.

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

We also have established a number of our own innovative safety and security-oriented initiatives ranging from various investments in technology to The Officer on the Train program, which provides local law enforcement officers with the opportunity to ride with train crews to enhance their understanding of railroad operations and risks. Our staff of information security professionals continually assesses cyber security risks and implements mitigation programs that evolve with the changing technology threat environment. To date, we have not experienced any material disruption of our operations due to a cyber threat or attack directed at us.

Cooperation with Federal, State, and Local Government Agencies – We work closely on physical and cyber security initiatives with government agencies that include the DOT and the Department of Homeland Security (DHS) as well as local police departments, fire departments, and other first responders. In conjunction with DOT, DHS, and other railroads, we sponsor Operation Respond, which provides first responders with secure links to electronic railroad resources, including mapping systems, shipment records, and other essential information required by emergency personnel to respond to accidents and other situations. We also participate in the National Joint Terrorism Task Force, a multi-agency effort established by the U.S. Department of Justice and the Federal Bureau of Investigation to combat and prevent terrorism.

We work with the Coast Guard, U.S. Customs and Border Protection (CBP), and the Military Transport Management Command, which monitor shipments entering the UPRR rail network at U.S. border crossings and ports. We were the first railroad in the U.S. to be named a partner in CBP’s Customs-

Trade Partnership Against Terrorism, a partnership designed to develop, enhance, and maintain effective security processes throughout the global supply chain.

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

The operations of the Railroad are also subject to the regulatory jurisdiction of the STB. The STB has jurisdiction over rates charged on certain regulated rail traffic; common carrier service of regulated traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers. In 2013, the STB continued its efforts to explore whether to expand rail regulation. The STB has requested parties to submit studies that describe and quantify the potential impact of expanded reciprocal switching or trackage rights arrangements on railroads. For the past several legislative sessions, proposed bills have been introduced in Congress that aim to alter the regulatory structure of the railroad industry. We will continue to monitor any legislative activity involving rail and transportation regulation and respond accordingly.

The operations of the Railroad also are subject to the regulations of the FRA and other federal and state agencies. On January 12, 2010, the FRA issued initial rules governing installation of Positive Train Control (PTC) by the end of 2015. The final regulation is still forthcoming. Although still under development, PTC is a collision avoidance technology intended to override engineer controlled locomotives and stop a train before an accident. Following the issuance of the initial rules, the FRA acknowledged that projected costs will exceed projected benefits by a ratio of at least 22 to one, and we estimate that our costs will be higher than those assumed by the FRA. In August 2012, the FRA provided Congress with a status report regarding implementation of PTC. This report indicated that the rail industry will likely achieve only partial deployment of PTC by the current deadline due to significant technical and other issues. Through 2013, we have invested over $1.2 billion in the development of PTC.

DOT, the Occupational Safety and Health Administration, Pipeline and Hazardous Materials Safety Administration and DHS, along with other federal agencies, have jurisdiction over certain aspects of safety, movement of hazardous materials and hazardous waste, emissions requirements, and equipment standards. The Rail Safety Improvement Act of 2008, among other things, revised hours of service rules for train and certain other railroad employees, mandated implementation of PTC, imposed passenger service requirements, addressed safety at rail crossings, increased the number of safety related employees of the FRA, and increased fines that may be levied against railroads for safety violations. Additionally, various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in ways not preempted by federal law.

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

We Transport Hazardous Materials – We transport certain hazardous materials and other materials, including crude oil and toxic inhalation hazard (TIH) materials, such as chlorine, that pose certain risks in the event of a release or combustion. Additionally, U.S. laws impose common carrier obligations on railroads that require us to transport certain hazardous materials regardless of risk or potential exposure to loss. A rail accident or other incident or accident on our network, at our facilities, or at the facilities of our customers involving the release or combustion of hazardous materials could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation in excess of our insurance coverage for these risks, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Are Subject to Significant Governmental Regulation – We are subject to governmental regulation by a significant number of federal, state, and local authorities covering a variety of health, safety, labor, environmental, economic (as discussed below), and other matters. Many laws and regulations require us to obtain and maintain various licenses, permits, and other authorizations, and we cannot guarantee that we will continue to be able to do so. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments or regulators may change the legislative or regulatory frameworks within which we operate without providing us any recourse to address any adverse effects on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution, business relationships with other railroads, calculation of our cost of capital or other inputs relevant to computing our revenue adequacy, the prices we charge, and costs and expenses. Significant legislative activity in Congress or regulatory activity by the STB could expand regulation of railroad operations and prices for rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition, and liquidity. As part of the Rail Safety Improvement Act of 2008, rail carriers must currently implement PTC by the end of 2015, which could have a material adverse effect on our ability to make other capital investments. Rail carriers likely will not meet the current mandatory deadline for PTC implementation due to various factors. Additionally, one or more consolidations of Class I railroads could also lead to increased regulation of the rail industry.

We May Be Affected by General Economic Conditions – Prolonged severe adverse domestic and global economic conditions or disruptions of financial and credit markets may affect the producers and consumers of the commodities we carry and may have a material adverse effect on our access to liquidity and our results of operations and financial condition.

We Face Competition from Other Railroads and Other Transportation Providers – We face competition from other railroads, motor carriers, ships, barges, and pipelines. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. While we must build or acquire and maintain our rail system, trucks, barges and maritime operators are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, or legislation that eliminates or significantly reduces the burden of the size or weight limitations currently applicable to motor carriers, could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, any future consolidation of the rail industry could materially affect the competitive environment in which we operate.

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

We May Be Subject to Various Claims and Lawsuits That Could Result in Significant Expenditures – As a railroad with operations in densely populated urban areas and other cities and a vast rail network, we are exposed to the potential for various claims and litigation related to labor and employment, personal injury, property damage, environmental liability, and other matters. Any material changes to litigation trends or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury, and environmental liability that exceed our insurance coverage for such risks could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Are Subject to Significant Environmental Laws and Regulations – Due to the nature of the railroad business, our operations are subject to extensive federal, state, and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; handling, storage, transportation, and disposal of waste and other materials; and hazardous material or petroleum releases. We generate and transport hazardous and non-hazardous waste in our operations, and we did so in our former operations. Environmental liability can extend to previously owned or operated properties, leased properties, and properties owned by third parties, as well as to properties we currently own. Environmental liabilities have arisen and may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. We have been and may be subject to allegations or findings that we have violated, or are strictly liable under, these laws or regulations. We currently have certain obligations at existing sites for investigation, remediation and monitoring, and we likely will have obligations at other sites in the future. Liabilities for these obligations affect our estimate based on our experience and, as necessary, the advice and assistance of our consultants. However, actual costs may vary from our estimates due to any or all of several factors, including changes to environmental laws or interpretations of such laws, technological changes affecting investigations and remediation, the participation and financial viability of other parties responsible for any such liability and the corrective action or change to correction actions required to remediate any existing or future sites. We could incur significant costs as a result of any of the foregoing, and we may be required to incur significant expenses to investigate and remediate known, unknown, or future environmental contamination, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

Rising or Elevated Fuel Costs and Our Ability to Mitigate These Costs with Fuel Surcharges – Fuel costs constitute a significant portion of our transportation expenses. Diesel fuel prices can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on our operating results. Although we currently are able to recover a significant amount of our fuel expenses from our customers through revenue from fuel surcharges, we cannot be certain that we will always be able to mitigate rising or elevated fuel costs through our fuel surcharges. Additionally future market conditions or legislative or regulatory activities could adversely affect our ability to apply fuel surcharges or adequately recover increased fuel costs through fuel surcharges. International, political, and economic factors, events and conditions affect fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Utilize Capital Markets – Due to the significant capital expenditures required to operate and maintain a safe and efficient railroad, we rely on the capital markets to provide some of our capital requirements. We utilize long-term debt instruments, bank financing and commercial paper from time-to-time, and we pledge certain of our receivables. Significant instability or disruptions of the capital markets, including the credit markets, or deterioration of our financial condition due to internal or external factors could restrict or prohibit our access to, and significantly increase the cost of, commercial paper and other financing sources, including bank credit facilities and the issuance of long-term debt, including corporate bonds. A significant deterioration of our financial condition could result in a reduction of our credit rating to below investment grade, which could restrict, or at certain credit levels below investment grade may prohibit us, from utilizing our current receivables securitization facility. This may also limit our access to external sources of capital and significantly increase the costs of short and long-term debt financing.

A Significant Portion of Our Revenue Involves Transportation of Commodities to and from International Markets – Although revenues from our operations are attributable to transportation services provided in the United States, a significant portion of our revenues involves the transportation of commodities to and from international markets, including Mexico and Southeast Asia, by various carriers and, at times, various modes of transportation. Significant and sustained interruptions of trade with Mexico or countries in Southeast Asia, including China, could adversely affect customers and other entities that, directly or indirectly, purchase or rely on rail transportation services in the U.S. as part of their operations, and any such interruptions could have a material adverse effect on our results of operations, financial condition and liquidity. Any one or more of the following could cause a significant and sustained interruption of trade with Mexico or countries in Southeast Asia: a deterioration of security for international trade and businesses; the adverse impact of new laws, rules and regulations or the interpretation of laws, rules and regulations by government entities, courts or regulatory bodies, including taxing authorities, that affect our customers doing business in foreign countries; any significant adverse economic developments, such as extended periods of high inflation, material disruptions in the banking sector or in the capital markets of these foreign countries, and significant changes in the valuation of the currencies of these foreign countries that could materially affect the cost or value of imports or exports; shifts in patterns of international trade that adversely affect import and export markets; and a material reduction in foreign direct investment in these countries.

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

We Are Dependent on Certain Key Suppliers of Locomotives and Rail – Due to the capital intensive nature and sophistication of locomotive equipment, potential new suppliers face high barriers to entry. Therefore, if one of the domestic suppliers of high horsepower locomotives discontinues manufacturing locomotives for any reason, including bankruptcy or insolvency, we could experience significant cost increases and reduced availability of the locomotives that are necessary for our operations. Additionally, for a high percentage of our rail purchases, we utilize two steel producers (one domestic and one international) that meet our specifications. Rail is critical to our operations for rail replacement programs, maintenance, and for adding additional network capacity, new rail and storage yards, and expansions of existing facilities. This industry similarly has high barriers to entry, and if one of these suppliers discontinues operations for any reason, including bankruptcy or insolvency, we could experience both significant cost increases for rail purchases and difficulty obtaining sufficient rail for maintenance and other projects.

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

TRACK

Our rail network includes 31,838 route miles. We own 26,009 miles and operate on the remainder pursuant to trackage rights or leases. The following table describes track miles at December 31, 2013 and 2012.

	2013	2012
Route	31,838	31,868
Other main line	6,766	6,715
Passing lines and turnouts	3,167	3,124
Switching and classification yard lines	9,090	9,046
Total miles	50,861	50,753

HEADQUARTERS BUILDING

We maintain our headquarters in Omaha, Nebraska. The facility has 1.2 million square feet of space for approximately 4,000 employees and is subject to a financing arrangement.

HARRIMAN DISPATCHING CENTER

The Harriman Dispatching Center (HDC), located in Omaha, Nebraska, is our primary dispatching facility. It is linked to regional dispatching and locomotive management facilities at various locations along our network. HDC employees coordinate moves of locomotives and trains, manage traffic and train crews on our network, and coordinate interchanges with other railroads. Approximately 850 employees currently work on-site in the facility. In the event of a disruption of operations at HDC due to a cyber attack, flooding or severe weather or other event, we maintain the capability to conduct critical operations at back-up facilities in different locations.

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

Top 10 Classification Yards	2013	Avg. Daily Car Volume 2012
North Platte, Nebraska	2,300	2,300
North Little Rock, Arkansas	1,600	1,600
Englewood (Houston), Texas	1,600	1,500
Fort Worth, Texas	1,400	1,400
Proviso (Chicago), Illinois	1,400	1,300
Livonia, Louisiana	1,300	1,300
Roseville, California	1,200	1,200
Pine Bluff, Arkansas	1,100	1,200
West Colton, California	1,100	1,100
Neff (Kansas City), Missouri	1,100	1,000

Top 10 Intermodal Terminals	2013	Annual Lifts 2012
Global IV (Joliet), Illinois	484,000	347,000
ICTF (Los Angeles), California	469,000	448,000
East Los Angeles, California	429,000	427,000
DIT (Dallas), Texas	310,000	310,000
Global I (Chicago), Illinois	263,000	306,000
Marion (Memphis), Tennessee	261,000	271,000
City of Industry, California	256,000	226,000
Global II (Chicago), Illinois	256,000	253,000
Lathrop, California	248,000	228,000
Mesquite, Texas	238,000	236,000

RAIL EQUIPMENT

Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for maintenance, transportation of crews, and other activities. As of December 31, 2013, we owned or leased the following units of equipment:

Locomotives	Owned	Leased	Total	Average Age (yrs.)
Multiple purpose	5,431	2,348	7,779	18.0
Switching	344	14	358	33.9
Other	72	57	129	34.1
Total locomotives	5,847	2,419	8,266	N/A

Freight cars	Owned	Leased	Total	Average Age (yrs.)
Covered hoppers	13,362	14,531	27,893	20.0
Open hoppers	8,271	4,284	12,555	28.1
Gondolas	6,367	4,711	11,078	23.7
Boxcars	3,765	1,400	5,165	28.2
Refrigerated cars	2,651	4,192	6,843	24.9
Flat cars	2,690	1,181	3,871	28.9
Other	21	329	350	N/A
Total freight cars	37,127	30,628	67,755	N/A

Highway revenue equipment	Owned	Leased	Total	Average Age (yrs.)
Containers	21,586	29,240	50,826	7.0
Chassis	12,085	24,840	36,925	8.6
Total highway revenue equipment	33,671	54,080	87,751	N/A

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

2013 Capital Expenditures – During 2013, we made cash and non-cash capital investments totaling $3.6 billion. (See the cash capital expenditures table in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Condition, Item 7.)

2014 Capital Expenditures – In 2014, we expect to make capital investments of approximately $3.9 billion, which will include expenditures for PTC of approximately $450 million and may include non-cash investments. We may revise our 2014 capital plan if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See discussion of our 2014 capital plan in Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2014 Outlook, Item 7.)

OTHER

Equipment Encumbrances – Equipment with a carrying value of approximately $2.9 billion at both December 31, 2013, and 2012 served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire or refinance such railroad equipment.

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

ENVIRONMENTAL MATTERS

As previously reported in our Annual Report on Form 10-K for 2012, the Illinois Attorney General’s Office notified UPRR on January 14, 2013, that it will seek a penalty against the Railroad for environmental conditions caused by its predecessor at a former locomotive fueling facility in South Pekin, Illinois. This former CNW facility discontinued fueling operations in the early 1980s. Subsequent environmental investigation revealed evidence of fuel releases to soil and groundwater. In January 2007, the State rejected UPRR’s proposed compliance commitment agreement and responded with a notice of intent to pursue legal action. UPRR continued to perform remedial investigations under the supervision of the Illinois EPA. In June 2012, the Illinois EPA approved UPRR’s proposed remedial action plan for the contamination. Although no further action is required for the contamination, the State is now seeking to recover a penalty. The State offered to settle the matter prior to litigation for payment of a $240,000 penalty. UPRR rejected that offer, and the state sued UPRR on October 26, 2013 in the Circuit Court for the Tenth Judicial Circuit, Tazewell County, Illinois. UPRR will vigorously defend against the allegations in the complaint. Although the complaint does not state an amount for the proposed penalty, any penalty, whether payable by settlement or following an unsuccessful defense of the claim, may exceed $100,000.

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

OTHER MATTERS

Antitrust Litigation – As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. Currently, UPRR and three other Class I railroads are the named defendants in the lawsuit. The original plaintiff filed the first of these claims in the U.S. District Court in New Jersey on May 14, 2007. The number of complaints reached a total of 30. These suits allege that the named railroads engaged in price-fixing by establishing common fuel surcharges for certain rail traffic.

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

On June 21, 2012, Judge Friedman issued his decision, which certified a class of plaintiffs with eight named plaintiff representatives. The decision included in the class all shippers that paid a rate-based fuel surcharge to any one of the defendant railroads for rate-unregulated rail transportation from July 1, 2003, through December 31, 2008. This was a procedural ruling, which did not affirm any of the claims asserted by the plaintiffs and does not affect the ability of the railroad defendants to disprove the allegations made by the plaintiffs. On July 5, 2012, the defendant railroads filed a petition with the U.S. Court of Appeals for the District of Columbia requesting that the court review the class certification ruling. On August 28, 2012, a panel of the Circuit Court of the District of Columbia referred the petition to a merits panel of the court to address the issues in the petition and to address whether the district court properly granted class certification. The Circuit Court heard oral arguments on May 3, 2013. On August 9, 2013, the Circuit Court vacated the class certification decision and remanded the case to the district court to reconsider the class certification decision in light of a recent Supreme Court case and incomplete consideration of errors in the expert report of the plaintiffs. On October 31, 2013, Judge Friedman approved a schedule agreed to by all parties for consideration of the class certification issue on remand. The schedule, which includes dates for briefs, expert reports and depositions, concludes in June 2014. The court has not set a date for hearing arguments on the class certification issue or any other aspect of this litigation.

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

Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

The Board of Directors typically elects and designates our executive officers on an annual basis at the board meeting held in conjunction with the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information current as of February 7, 2014, relating to the executive officers.

Name	Position	Age	Business Experience During Past Five Years

John J. Koraleski	President and Chief Executive Officer of UPC and Chief Executive Officer of the Railroad	63	[1]

Robert M. Knight, Jr.	Executive Vice President – Finance and Chief Financial Officer of UPC and the Railroad	56	Current Position

Diane K. Duren	Executive Vice President and Corporate Secretary of UPC and the Railroad	54	[2]

Gayla L. Thal	Senior Vice President – Law and General Counsel of UPC and the Railroad	57	[3]

Jeffrey P. Totusek	Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad	55	Current Position

Lance M. Fritz	President and Chief Operating Officer of the Railroad	51	[4]

Eric L. Butler	Executive Vice President – Marketing and Sales of the Railroad	53	[5]

[1]

Mr. Koraleski was elected Chief Executive Officer and President of UPC and the Railroad effective March 2, 2012. In connection with the election of Mr. Fritz to President of the Railroad on February 6, 2014, Mr. Koraleski no longer serves as President of the Railroad. He previously was Executive Vice President – Marketing and Sales of the Railroad effective March 1, 1999.

[2]

Ms. Duren was elected Executive Vice President of UPC and the Railroad effective October 1, 2012. She previously was Vice President and General Manager – Chemicals effective August 1, 2006. In addition, Ms. Duren was elected Corporate Secretary, effective March 1, 2013.

[3]	Ms. Thal was elected to her current position effective March 15, 2012. She previously was Vice President – Law and Chief Compliance Officer effective December 1, 2005.

[4]

Mr. Fritz was elected to his current position effective February 6, 2014. He previously was Executive Vice President – Operations of the Railroad, effective September 1, 2010, and Vice President – Operations of the Railroad, effective January 1, 2010. In addition, Mr. Fritz was Vice President – Labor Relations effective March 1, 2008 .

[5]	Mr. Butler was elected to his current position effective March 15, 2012. He previously was Vice President and General Manager – Industrial Products effective April 14, 2005.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “UNP”. The following table presents the dividends declared and the high and low prices of our common stock for each of the indicated quarters.

2013 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.69	$0.69	$0.79	$0.79
Common stock price:
High	143.00	161.00	165.18	168.24
Low	127.32	135.75	152.04	149.23

2012 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.60	$0.60	$0.60	$0.69
Common stock price:
High	117.40	119.82	129.27	128.38
Low	104.77	104.08	115.38	116.06

At January 31, 2014, there were 455,057,609 shares of common stock outstanding and 31,914 common shareholders of record. On that date, the closing price of the common stock on the NYSE was $174.24. We have paid dividends to our common shareholders during each of the past 114 years. We declared dividends totaling $1,371 million in 2013 and $1,180 million in 2012. On August 1, 2013, we increased the quarterly dividend to $0.79 per share, payable on October 1, 2013, to shareholders of record on August 30, 2013. On February 6, 2014, we increased the quarterly dividend to $0.91 per share, payable on April 1, 2014, to shareholders of record on February 28, 2014. We are subject to certain restrictions regarding retained earnings with respect to the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends increased to $16.3 billion at December 31, 2013, from $15.1 billion at December 31, 2012. (See discussion of this restriction in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7.) We do not believe the restriction on retained earnings will affect our ability to pay dividends, and we currently expect to pay dividends in 2014.

Comparison Over One- and Three-Year Periods – The following table presents the cumulative total shareholder returns, assuming reinvestment of dividends, over one- and three-year periods for the Corporation (UNP), a peer group index (comprised of CSX Corporation and Norfolk Southern Corporation), the Dow Jones Transportation Index (DJ Trans), and the Standard & Poor’s 500 Stock Index (S&P 500).

Period	UNP	Peer Group	DJ Trans	S&P 500
1 Year (2013)	36.3%	51.7%	41.4%	32.4%
3 Year (2011-2013)	92.6	51.2	52.0	56.8

Five-Year Performance Comparison – The following graph provides an indicator of cumulative total shareholder returns for the Corporation as compared to the peer group index (described above), the DJ Trans, and the S&P 500. The graph assumes that $100 was invested in the common stock of Union Pacific Corporation and each index on December 31, 2008 and that all dividends were reinvested. The information below is historical in nature and is not necessarily indicative of future performance.

Purchases of Equity Securities – During 2013, we repurchased 14,996,957 shares of our common stock at an average price of $152.14. The following table presents common stock repurchases during each month for the fourth quarter of 2013:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Oct. 1 through Oct. 31	1,405,535	153.18	1,405,535	4,020,650
Nov. 1 through Nov. 30	1,027,840	158.66	1,025,000	2,995,650
Dec. 1 through Dec. 31	2,500,944	163.14	2,498,520	497,130
Total	4,934,319	$159.37	4,929,055	N/A

[a]

Total number of shares purchased during the quarter includes approximately 5,264 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

On April 1, 2011, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock by March 31, 2014. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. On November 21, 2013, the Board of Directors approved the early renewal of the share repurchase program, authorizing the repurchase of 60 million common shares by December 31, 2017. The new authorization is effective January 1, 2014, and replaces the previous authorization, which expired on December 31, 2013, three months earlier than its original expiration date.

Item 6. Selected Financial Data

The following table presents as of, and for the years ended, December 31, our selected financial data for each of the last five years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and with the Financial Statements and Supplementary Data, Item 8. The information below is historical in nature and is not necessarily indicative of future financial condition or results of operations.

Millions, Except per Share Amounts, Carloads, Employee Statistics, and Ratios	2013	2012	2011	2010	2009
For the Year Ended December 31
Operating revenues [a]	$21,963	$20,926	$19,557	$16,965	$14,143
Operating income	7,446	6,745	5,724	4,981	3,379
Net income	4,388	3,943	3,292	2,780	1,890
Earnings per share - basic	9.47	8.33	6.78	5.58	3.76
Earnings per share - diluted	9.42	8.27	6.72	5.53	3.74
Dividends declared per share	2.96	2.49	1.93	1.31	1.08
Cash provided by operating activities	6,823	6,161	5,873	4,105	3,204
Cash used in investing activities	(3,405)	(3,633)	(3,119)	(2,488)	(2,145)
Cash used in financing activities	(3,049)	(2,682)	(2,623)	(2,381)	(458)
Cash used for common share repurchases	(2,218)	(1,474)	(1,418)	(1,249)	-
At December 31
Total assets	$49,731	$47,153	$45,096	$43,088	$42,184
Long-term obligations [b]	24,715	24,157	23,201	22,373	22,701
Debt due after one year	8,872	8,801	8,697	9,003	9,636
Common shareholders’ equity	21,225	19,877	18,578	17,763	16,801
Additional Data
Freight revenues [a]	$20,684	$19,686	$18,508	$16,069	$13,373
Revenue carloads (units) (000)	9,022	9,048	9,072	8,815	7,786
Operating ratio (%) [c]	66.1	67.8	70.7	70.6	76.1
Average employees (000)	46.4	45.9	44.9	42.9	43.5
Financial Ratios (%)
Debt to capital [d]	31.1	31.2	32.4	34.2	37.0
Return on average common shareholders’ equity [e]	21.4	20.5	18.1	16.1	11.8

[a]

Includes fuel surcharge revenue of $2.6 billion, $2.6 billion, $2.2 billion, $1.2 billion, and $0.6 billion for 2013, 2012, 2011, 2010, and 2009, respectively, which partially offsets increased operating expenses for fuel. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Revenues, Item 7.)

[b]	Long-term obligations is determined as follows: total liabilities less current liabilities.

[c]	Operating ratio is defined as operating expenses divided by operating revenues.

[d]	Debt to capital is determined as follows: total debt divided by total debt plus common shareholders’ equity.

[e]	Return on average common shareholders’ equity is determined as follows: Net income divided by average common shareholders’ equity.

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

EXECUTIVE SUMMARY

2013 Results

•

Safety – During 2013, we continued focusing on safety to reduce risk and eliminate incidents for our employees, our customers and the public. Our sustained efforts to improve crossing warning systems and, where possible, close at-grade crossings reduced grade crossing incidents per million train miles by 7% during the year. We closed 212 grade crossings in 2013 to reduce our exposure to incidents and continued using video cameras on our locomotives to analyze safety incidents. Although reportable personal injury incidents per 200,000 employee hours increased 4% from last year’s record low, it is our second lowest year and a 9% decline from 2011. Our reportable derailment incidents per million train miles increased slightly, less than 1%, from 2012. These results demonstrate our continued development and expansion of our safety programs and initiatives, including Courage to Care, Total Safety Culture, and Standard Work.

•

Financial Performance – In 2013, we generated operating income of $7.4 billion, a 10% increase over 2012. Core pricing gains of 3.6% along with our ongoing focus on safety, service, network efficiency and productivity drove record financial results for the year. Our operating ratio for 2013 of 66.1% was an all-time best, improving from last year’s operating ratio of 67.8%. Net income of $4.4 billion surpassed our previous milestone set in 2012, translating into earnings of $9.42 per diluted share for 2013.

•

Freight Revenues – Our freight revenues grew 5% year-over-year to $20.7 billion. Freight revenues for five of the six commodity groups increased despite flat volume. Volume growth in shale-related products (crude oil and frac sand), automotive and domestic intermodal offset declines in coal, international intermodal and agricultural products. Core pricing gains, an automotive logistics management arrangement and shifts in business mix all resulted in higher average revenue per car (ARC), which drove the growth in freight revenue in 2013 compared to 2012. Our fuel surcharge was essentially flat versus 2012, as lower fuel price offset improved fuel recovery provisions and the lag effect of our programs (surcharges trail fluctuations in fuel price by approximately two months).

•

Network Operations – In 2013, despite challenging weather and significant shifts in our business mix, our operations remained efficient and fluid. As reported to the Association of American Railroads (AAR), average train speed declined 2% in 2013 compared to 2012, reflecting severe weather conditions and shifts of traffic to sections of our network with higher utilization. Average terminal dwell time increased 3% primarily due to continuing growth of manifest traffic, which requires more time in terminals for switching cars and building trains.

•

Fuel Prices – In 2013, the average price per barrel of crude oil increased from 2012. However, the average price per gallon of diesel fuel that we paid in 2013 decreased 2% from the average price in 2012, as lower crude oil to diesel conversion spreads in 2013 more than offset the higher price for crude oil. The lower price decreased operating expenses by $75 million (excluding any impact from year-over-year volume). A 1% decline in gross-ton miles also drove lower fuel expense. Our fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles, increased 2% compared to 2012 partially offsetting the decreases. Declines in heavier, more fuel-efficient coal shipments drove the gross-ton-mile and fuel consumption rate variances.

•

Free Cash Flow – Cash generated by operating activities totaled $6.8 billion, yielding record free cash flow of $2.1 billion after reductions of $3.4 billion for cash used in investing activities and a 16%

increase in dividends paid. Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid.

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

Millions	2013	2012	2011
Cash provided by operating activities	$6,823	$6,161	$5,873
Cash used in investing activities	(3,405)	(3,633)	(3,119)
Dividends paid	(1,333)	(1,146)	(837)
Free cash flow	$2,085	$1,382	$1,917

2014 Outlook

•

Safety – Operating a safe railroad benefits our employees, our customers, our shareholders, and the communities we serve. We will continue using a multi-faceted approach to safety, utilizing technology, risk assessment, quality control, training and employee engagement, and targeted capital investments. We will continue using and expanding the deployment of Total Safety Culture and Courage to Care throughout our operations, which allows us to identify and implement best practices for employee and operational safety. Derailment prevention and the reduction of grade crossing incidents are also critical aspects of our safety programs. We will continue our efforts to increase detection of rail defects; improve or close crossings; and educate the public and law enforcement agencies about crossing safety through a combination of our own programs (including risk assessment strategies), various industry programs and local community activities across our network.

•

Network Operations – We believe the Railroad is capable of handling growing volumes while providing high levels of customer service. Our track structure is in excellent condition, and certain sections of our network have surplus line and terminal capacity. We are in a solid resource position, with sufficient supplies of locomotives, freight cars and crews to support growth.

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

•

Capital Plan – In 2014, we plan to make total capital investments of approximately $3.9 billion, including expenditures for Positive Train Control (PTC), which may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See further discussion in this Item 7 under Liquidity and Capital Resources – Capital Plan.)

•

Positive Train Control – In response to a legislative mandate to implement PTC by the end of 2015, we have invested $1.2 billion in capital expenditures and plan to spend an additional $450 million during 2014 on developing and deploying PTC. We currently estimate that PTC, in accordance with implementing rules issued by the Federal Rail Administration (FRA), will cost us approximately $2 billion by the end of the project. This includes costs for installing the new system along our tracks, upgrading locomotives to work with the new system, and adding digital data communication equipment to integrate the various components of the system and achieve interoperability for the industry. Although it is unlikely that the rail industry will meet the current mandatory 2015 deadline (as the FRA indicated in its 2012 report to Congress), we are making a good faith effort to do so and we are working closely with regulators as we implement this new technology.

•

Financial Expectations – We are cautious about the economic environment, but, assuming that industrial production grows approximately 3% as projected, volume should exceed 2013 levels. Even with no volume growth, we expect earnings to exceed 2013 earnings, generated by core pricing gains, on-going network improvements and productivity initiatives. We expect that free cash flow for 2014 will be lower than 2013 as higher cash from operations will be more than offset by additional cash of approximately $400 million that will be used to pay income taxes that were previously deferred through bonus depreciation, increased capital spend and higher dividend payments.

RESULTS OF OPERATIONS

Operating Revenues

Millions	2013	2012	2011	% Change 2013 v 2012	% Change 2012 v 2011
Freight revenues	$20,684	$19,686	$18,508	5%	6%
Other revenues	1,279	1,240	1,049	3	18
Total	$21,963	$20,926	$19,557	5%	7%

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

Freight revenues from five of our six commodity groups increased during 2013 compared to 2012. Revenue from agricultural products was down slightly compared to 2012. ARC increased 5%, driven by core pricing gains, shifts in business mix and an automotive logistics management arrangement. Volume was essentially flat year over year as growth in automotives, frac sand, crude oil and domestic intermodal offset declines in coal, international intermodal and grain shipments.

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

Our fuel surcharge programs generated freight revenues of $2.6 billion, $2.6 billion, and $2.2 billion in 2013, 2012, and 2011, respectively. Fuel surcharge in 2013 was essentially flat versus 2012 as lower fuel price offset improved fuel recovery provisions and the lag effect of our programs (surcharges trail fluctuations in fuel price by approximately two months). Rising fuel prices and more shipments subject to fuel surcharges drove the increase from 2011 to 2012.

In 2013, other revenue increased from 2012 due primarily to miscellaneous contract revenue and higher revenues at our subsidiaries that broker intermodal and automotive services.

In 2012, other revenues increased from 2011 due primarily to higher revenues at our subsidiaries that broker intermodal and automotive services. Assessorial revenues also increased in 2012 due to container revenue related to an increase in intermodal shipments.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues Millions	2013	2012	2011	% Change 2013 v 2012	% Change 2012 v 2011
Agricultural	$3,276	$3,280	$3,324	-%	(1)%
Automotive	2,077	1,807	1,510	15	20
Chemicals	3,501	3,238	2,815	8	15
Coal	3,978	3,912	4,084	2	(4)
Industrial Products	3,822	3,494	3,166	9	10
Intermodal	4,030	3,955	3,609	2	10
Total	$20,684	$19,686	$18,508	5%	6%

Revenue Carloads Thousands	2013	2012	2011	% Change 2013 v 2012	% Change 2012 v 2011
Agricultural	874	900	934	(3)%	(4)%
Automotive	781	738	653	6	13
Chemicals	1,103	1,042	921	6	13
Coal	1,703	1,871	2,164	(9)	(14)
Industrial Products	1,236	1,185	1,146	4	3
Intermodal [a]	3,325	3,312	3,254	-	2
Total	9,022	9,048	9,072	- %	- %

Average Revenue per Car	2013	2012	2011	% Change 2013 v 2012	% Change 2012 v 2011
Agricultural	$3,746	$3,644	$3,561	3%	2%
Automotive	2,659	2,448	2,311	9	6
Chemicals	3,176	3,107	3,055	2	2
Coal	2,336	2,092	1,888	12	11
Industrial Products	3,093	2,947	2,762	5	7
Intermodal [a]	1,212	1,194	1,109	2	8
Average	$2,293	$2,176	$2,040	5%	7%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Lower volume offset price improvements as freight revenue declined slightly versus 2012. In the fourth quarter grain shipments increased 41% due to a robust fall harvest. Despite the fourth quarter growth, grain shipments still decreased 4% for the full year when compared to 2012, reflecting the impact of the severe drought in 2012 that affected territory served by us during the first three quarters of 2013. Export wheat shipped to the Gulf and Pacific Northwest increased in the second half of 2013, partially offsetting the declines in grain.

Lower   volume  more   than  offset  pricing gains

2013 Agricultural Carloads

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

Automotive – Higher ARC due to price increases and the logistics management arrangement that covers fees and container costs, coupled with increased shipments of automotive parts and finished vehicles, improved automotive revenue in 2013 compared to 2012. Higher production and sales levels during 2013 drove the volume growth.

In 2012, stronger shipments of finished vehicles and automotive parts along with pricing gains and higher fuel surcharges improved automotive freight revenue from 2011 levels. Higher production and sales levels drove the volume growth. In addition, 2012 shipments compared favorably to 2011 due to lower shipments of international vehicles in 2011 following the disaster in Japan.

2013 Automotive Carloads

Chemicals – Volume gains and price improvement increased freight revenue from chemicals in 2013 versus 2012. Shipments of crude oil from the Bakken, Permian, Niobrara and Eagle Ford shale formations primarily to the Gulf area drove the growth in shipments of chemicals. In addition, shipments of industrial chemicals increased as manufacturing, housing and automotive markets improved.

Higher volume, price improvements and fuel surcharges increased freight revenue from chemicals in 2012. Shipments of crude oil primarily from the Bakken, Permian and Eagle Ford Shale formations to the Gulf area  increased  over  three  fold,  driving  the

2013 Chemicals Carloads

improvement in chemicals shipments. In addition, plastics and industrial chemicals shipments increased as low natural gas prices have made U.S. chemicals more cost competitive globally. Declines in potash due to temporary shutdowns and reduced production at several mines partially offset the increases in chemical shipments during the year.

Coal – ARC gains driven by price increases and positive business mix partially offset by volume declines increased freight revenue from coal shipments in 2013 versus 2012. Southern Powder River Basin (SPRB) shipments declined 10% from 2012 due to the loss of a customer contract at the beginning of the year, relatively mild summer weather, and tighter coal inventory management by utilities. Shipments from Colorado and Utah mines decreased 13% compared to 2012, driven by soft domestic demand and mine production issues, partially offset by second half growth in international shipments. Severe flooding and washouts in Colorado also reduced volumes from certain producers in the third quarter.

2013 Coal Carloads

Lower volume, partially offset by pricing gains and fuel surcharge recoveries reduced freight revenue from coal shipments in 2012 compared to 2011. Shipments of coal from the Southern Powder River Basin (SPRB) mines decreased 15% from 2011. Above average coal stockpiles due to an unseasonably warm winter and low natural gas prices, which caused some displacement of coal in electricity production, led to the volume declines. In addition, the loss of two contracts to a competitor contributed to lower volumes from the SPRB. Coal shipments from the Colorado and Utah mines increased 2% versus 2011. Increased export shipments of Colorado and Utah coal in 2012 offset the domestic declines due to higher stockpiles and low natural gas prices.

Industrial Products – Freight revenue from industrial products increased in 2013 versus 2012 driven by volume growth and higher ARC due to pricing gains and favorable business mix. Shipments of non-metallic minerals (primarily frac sand) grew as a result of drilling activity for energy products. Additionally, growth in new housing construction and home improvements drove an increase in lumber shipments. Declines in ferrous scrap and government shipments partially offset these higher volumes.

Pricing improvement, higher volume and additional fuel surcharges increased freight revenue from industrial products  in  2012  versus

2013 Industrial Products Carloads

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

Intermodal – Pricing improvements and slight volume growth drove increased freight revenue from intermodal shipments in 2013 compared to 2012. Domestic traffic increased 3% due to conversions from truck transportation to rail. International traffic declined 2% versus 2012, reflecting market share shifts within the ocean carrier industry and an increase in transloading in the second half of the year. Transloading involves the transfer of goods from international to domestic containers at distribution centers near West coast ports, which reduces demand for rail transportation to these centers.

Higher fuel surcharges, including improved fuel

2013 Intermodal Carloads

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

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 9% to $2.1 billion in 2013 versus 2012. Shipments were up 3% versus 2012, all commodity groups grew with the exception of agricultural products. The largest growth came from automotive and industrial products shipments.

Revenue from Mexico business increased 8% to $1.9 billion in 2012 versus 2011. Volume levels for four of the six commodity groups (industrial products and agricultural products declined), were up 5% in aggregate versus 2011, with particularly strong growth in automotive and intermodal shipments.

Operating Expenses

Millions	2013	2012	2011	% Change 2013 v 2012	% Change 2012 v 2011
Compensation and benefits	$4,807	$4,685	$4,681	3%	-%
Fuel	3,534	3,608	3,581	(2)	1
Purchased services and materials	2,315	2,143	2,005	8	7
Depreciation	1,777	1,760	1,617	1	9
Equipment and other rents	1,235	1,197	1,167	3	3
Other	849	788	782	8	1
Total	$14,517	$14,181	$13,833	2%	3%

Operating expenses increased $336 million in 2013 versus 2012. Wage and benefit inflation, new logistics management fees and container costs for our automotive business, locomotive overhauls, property taxes and repairs on jointly owned property contributed to higher expenses during the year. Lower fuel prices partially offset the cost increases.

Operating expenses increased $348 million in 2012 versus 2011. Depreciation, wage and benefit inflation, higher fuel prices and volume-related trucking services purchased by our logistics subsidiaries, contributed to higher expenses  during   the  year.  Efficiency  gains,

2013 Operating Expenses

volume related fuel savings (2% fewer gallons of fuel consumed) and $38 million of weather related expenses in 2011, which favorably affects the comparison, partially offset the cost increase.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. General wages and benefits inflation, higher work force levels and increased pension and other postretirement benefits drove the increases in 2013 versus 2012. The impact of ongoing productivity initiatives partially offset these increases.

Expenses in 2012 were essentially flat versus 2011 as operational improvements and cost reductions offset general wage and benefit inflation and higher pension and other postretirement benefits. In addition, weather related costs increased these expenses in 2011.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Lower locomotive diesel fuel prices, which averaged $3.15 per gallon (including taxes and transportation costs) in 2013, compared to $3.22 in 2012, decreased expenses by $75 million. Volume, as measured by gross ton-miles, decreased 1% while the fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles, increased 2% compared to 2012. Declines in heavier, more fuel-efficient coal shipments drove the variances in gross-ton-miles and the fuel consumption rate.

Higher locomotive diesel fuel prices, which averaged $3.22 per gallon (including taxes and transportation costs) in 2012, compared to $3.12 in 2011, increased expenses by $105 million. Volume, as measured by gross ton-miles, decreased 2% in 2012 versus 2011, driving expense down. The fuel consumption rate was flat year-over-year.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Expenses for purchased services increased 10% compared to 2012 due to logistics management fees, an increase in locomotive overhauls and repairs on jointly owned property.

Expenses for contract services increased $103 million in 2012 versus 2011, primarily due to increased demand for transportation services purchased by our logistics subsidiaries for their customers and additional costs for repair and maintenance of locomotives and freight cars.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation was up 1% compared to 2012. Recent depreciation studies allowed us to use longer estimated service lives for certain equipment, which partially offset the impact of a higher depreciable asset base resulting from larger capital spending in recent years.

A higher depreciable asset base, reflecting ongoing capital spending, increased depreciation expense in 2012 compared to 2011.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expenses. Additional container costs resulting from the logistics management arrangement, and increased automotive shipments, partially offset by lower cycle times drove a $51 million increase in our short-term freight car rental expense versus 2012. Conversely, lower locomotive and freight car lease expenses partially offset the higher freight car rental expense.

Increased automotive and intermodal shipments, partially offset by improved car-cycle times, drove an increase in our short-term freight car rental expense in 2012 compared to 2011. Conversely, lower locomotive lease expense partially offset the higher freight car rental expense.

Other – Other expenses include state and local taxes, freight, equipment and property damage, utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt, and other general expenses. Higher property taxes and costs associated with damaged freight and property increased other costs in 2013 compared to 2012. Continued improvement in our safety performance and lower estimated liability for personal injury, which reduced our personal injury expense year-over-year, partially offset increases in other costs.

Other costs in 2012 were slightly higher than 2011 primarily due to higher property taxes. Despite continual improvement in our safety experience and lower estimated annual costs, personal injury expense increased in 2012 compared to 2011, as the liability reduction resulting from historical claim experience was less than the reduction in 2011.

Non-Operating Items

Millions	2013	2012	2011	% Change 2013 v 2012	% Change 2012 v 2011
Other income	$128	$108	$112	19%	(4)%
Interest expense	(526)	(535)	(572)	(2)	(6)
Income taxes	(2,660)	(2,375)	(1,972)	12%	20%

Other Income – Other income increased in 2013 versus 2012 due to higher gains from real estate sales and increased lease income, including the favorable impact from the $17 million settlement of a land lease contract. These increases were partially offset by interest received from a tax refund in 2012.

Other income decreased in 2012 versus 2011 due to lower gains from real estate sales and higher environmental costs associated with non-operating properties, partially offset by interest received from a tax refund.

Interest Expense – Interest expense decreased in 2013 versus 2012 due to a lower effective interest rate of 5.7% in 2013 versus 6.0% in 2012. The increase in the weighted-average debt level to $9.6 billion in 2013 from $9.1 billion in 2012 partially offset the impact of the lower effective interest rate.

Interest expense decreased in 2012 versus 2011 reflecting a lower effective interest rate in 2012 of 6.0% versus 6.2% in 2011 as the debt level did not materially change from 2011 to 2012.

Income Taxes – Higher pre-tax income increased income taxes in 2013 compared to 2012. Our effective tax rate for 2013 was relatively flat at 37.7% compared to 37.6% in 2012.

Income taxes were higher in 2012 compared to 2011, primarily driven by higher pre-tax income. Our effective tax rate remained relatively flat at 37.6% in 2012 compared to 37.5% in 2011.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Association of American Railroads (AAR). We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

	2013	2012	2011	% Change 2013 v 2012	% Change 2012 v 2011
Average train speed (miles per hour)	26.0	26.5	25.6	(2)%	4%
Average terminal dwell time (hours)	27.1	26.2	26.2	3%	- %
Gross ton-miles (billions)	949.1	959.3	978.2	(1)%	(2)%
Revenue ton-miles (billions)	514.3	521.1	544.4	(1)%	(4)%
Operating ratio	66.1	67.8	70.7	(1.7)pts	(2.9)pts
Employees (average)	46,445	45,928	44,861	1%	2%
Customer satisfaction index [a]	93	93	92	- pts	1 pt

[a]

As of January 1, 2014, we significantly changed the methodology for compiling our customer satisfaction information and, as a result, we will not include this index in future reports as no meaningful comparison is available.

Note: Average rail car inventory is no longer being reported as a key railroad performance measure because of recently identified inaccuracies in the AAR’s calculation for the rail industry, which prevents comparisons to prior reporting periods. The impact of changes in rail car inventory will be described, as necessary, in connection with our discussion of train speed and/or terminal dwell metrics.

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the Association of American Railroads (AAR), decreased 2% in 2013 versus 2012. The decline was driven by severe weather conditions and shifts of traffic to sections of our network with higher utilization.

Average train speed increased 4% in 2012 versus 2011. Efficient operations and relatively mild weather conditions during the year compared favorably to 2011, during which severe winter weather, flooding, and extreme heat and drought affected various parts of our network. We continued operating a fluid and efficient network while handling essentially the same volume and adjusting operations to accommodate increased capital project work on our network compared to 2011.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 3% primarily due to continuing growth of manifest traffic which requires more time in terminals for switching cars and building trains. Average terminal dwell time remained flat in 2012 compared to 2011, despite a shift in traffic mix to more manifest shipments, which require more switching at terminals.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles declined 1% in 2013 compared to 2012 and carloads remained relatively flat driven by declines in coal and agricultural products offset by growth in chemical, autos and industrial products. Gross ton-miles declined 2% in 2012 compared to 2011, while revenue ton-miles decreased 4% and carloads remained relatively flat. Changes in commodity mix drove the year-over-year variances between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio improved 1.7 points to a new record low of 66.1% in 2013 versus 2012. Core pricing and productivity gains more than offset the impact of inflation. Our operating ratio improved 2.9 points to a record low of 67.8% in 2012 versus 2011. Core pricing gains, improved fuel recovery provisions, efficient operations and cost reductions more than offset the impact of inflationary pressures

Employees – Employee levels increased 1% in 2013 versus 2012. Shifts in our traffic mix, which requires more resources, largely concentrated in the Southern region, work related to higher capital investment in positive train control and more individuals in the training pipeline contributed to the higher employee levels. Employee levels increased 2% in 2012 versus 2011. Work related to the increase in capital investment, including positive train control, accounted for over half of the increase. Additionally, the shift in our traffic mix required more resources in the Southern region to support the growth in shale-related shipments.

Customer Satisfaction Index – Our customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. As of January 1, 2014, we significantly changed the methodology for compiling our customer satisfaction information and, as a result, we will not include this index in future reports as no meaningful comparison is available.

Return on Average Common Shareholders’ Equity

Millions, Except Percentages	2013	2012	2011
Net income	$4,388	$3,943	$3,292
Average equity	$20,551	$19,228	$18,171
Return on average common shareholders’ equity	21.4%	20.5%	18.1%

Return on Invested Capital as Adjusted (ROIC)

Millions, Except Percentages	2013	2012	2011
Net income	$4,388	$3,943	$3,292
Add: Interest expense	526	535	572
Add: Interest on present value of operating leases	175	190	208
Less: Taxes on interest	(264)	(273)	(293)
Net operating profit after taxes as adjusted (a)	$4,825	$4,395	$3,779
Average equity	$20,551	$19,228	$18,171
Add: Average debt	9,287	8,952	9,074
Add: Average present value of operating leases	3,077	3,160	3,350
Average invested capital as adjusted (b)	$32,915	$31,340	$30,595

Return on invested capital as adjusted (a/b)	14.7%	14.0%	12.4%

ROIC is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important in evaluating the efficiency and effectiveness of our long-term capital investments. In addition, we currently use ROIC as a performance criteria in determining certain elements of equity compensation for our executives. ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is Return on Average Common Shareholders’ Equity. The tables above provide reconciliations from return on average common shareholders’ equity to ROIC. Our 2013 ROIC improved 0.7 points compared to 2012, primarily as a result of higher earnings.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	2013	2012
Debt (a)	$9,577	$8,997
Equity	21,225	19,877
Capital (b)	$30,802	$28,874
Debt to capital (a/b)	31.1%	31.2%

Millions, Except Percentages	2013	2012
Debt	$9,577	$8,997
Net present value of operating leases	3,057	3,096
Unfunded pension and OPEB	170	679
Adjusted debt (a)	$12,804	$12,772
Equity	21,225	19,877
Adjusted capital (b)	$34,029	$32,649
Adjusted debt to capital (a/b)	37.6%	39.1%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 5.7% and 6.0% at December 31, 2013 and 2012, respectively. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with our overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital. Our December 31, 2013 debt to capital ratios decreased as a result of a $1.3 billion increase in equity from December 31, 2012, driven by higher earnings.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, our principal sources of liquidity included cash, cash equivalents, our receivables securitization facility, and our revolving credit facility, as well as the availability of commercial paper and other sources of financing through the capital markets. We had $1.8 billion of committed credit available under our credit facility, with no borrowings outstanding as of December 31, 2013. We did not make any borrowings under this facility during 2013. The value of the outstanding undivided interest held by investors under the $600 million capacity receivables securitization facility was $0 as of December 31, 2013. Amounts outstanding under this facility are included in our Consolidated Statements of Financial Position as debt due after one year. Our access to this receivables securitization facility may be reduced or restricted if our bond ratings fall to certain levels below investment grade. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Access to commercial paper as well as other capital market financings is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to access capital markets as a source of liquidity. Access to liquidity through the capital markets is also dependent on our financial stability. We expect that we will continue to have access to liquidity through any or all of the following sources or activities: (i) increasing the size or utilization of our receivables securitization, (ii) issuing commercial paper, (iii) entering into bank loans, outside of our revolving credit facility, or (iv) issuing bonds or other debt securities to public or private investors based on our assessment of the current condition of the credit markets. The Company’s $1.8 billion revolving credit facility is intended to support the issuance of commercial paper by UPC and also serves as an emergency source of liquidity. The Company currently does not intend to make any borrowings under this facility.

At December 31, 2013 and 2012, we had a modest working capital surplus. This reflects a strong cash position that provides enhanced liquidity in an uncertain economic environment. In addition, we believe we have adequate access to capital markets to meet any foreseeable cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Cash Flows Millions	2013	2012	2011
Cash provided by operating activities	$6,823	$6,161	$5,873
Cash used in investing activities	(3,405)	(3,633)	(3,119)
Cash used in financing activities	(3,049)	(2,682)	(2,623)
Net change in cash and cash equivalents	$369	$(154)	$131

Operating Activities

Higher net income in 2013 increased cash provided by operating activities compared to 2012. In addition, we made payments in 2012 for past wages as a result of national labor negotiations, which reduced cash provided by operating activities in 2012. Lower tax benefits from bonus depreciation (as discussed below) partially offset some of the increases.

Higher net income in 2012 increased cash provided by operating activities compared to 2011, partially offset by lower tax benefits from bonus depreciation and payments for past wages based on national labor negotiations settled in 2012.

Federal tax law provided for 100% bonus depreciation for qualified investments made during 2011, and 50% bonus depreciation for qualified investments made during 2012 and 2013. As a result, the Company deferred a substantial portion of its 2011, 2012 and 2013 income tax expense. This deferral decreased 2011, 2012 and 2013 income tax payments, thereby contributing to the positive operating cash flow. In future years, however, income tax payments will increase as we pay these previously deferred income taxes.

Investing Activities

Lower capital investments in locomotives and freight cars drove the decrease in cash used in investing activities compared to 2012.

Higher capital investments in 2012 drove the increase in cash used in investing activities compared to 2011. Included in capital investments in 2012 was $75 million for the early buyout of 165 locomotives under long-term operating and capital leases during the first quarter of 2012, which we exercised due to favorable economic terms and market conditions.

The following tables detail cash capital investments and track statistics for the years ended December 31, 2013, 2012, and 2011:

Millions	2013	2012	2011
Rail and other track material	$743	$759	$697
Ties	438	434	403
Ballast	226	203	220
Other [a]	326	312	382
Total road infrastructure replacements	1,733	1,708	1,702

Line expansion and other capacity projects	455	489	311
Commercial facilities	146	169	111
Total capacity and commercial facilities	601	658	422

Locomotives and freight cars	580	875	675
Positive train control	419	349	229
Technology and other	163	148	148
Total cash capital investments	$3,496	$3,738	$3,176

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

	2013	2012	2011
Track miles of rail replaced	834	964	895
Track miles of rail capacity expansion	97	139	69
New ties installed (thousands)	3,870	4,436	3,785
Miles of track surfaced	11,017	11,049	11,284

Capital Plan – In 2014, we expect our total capital investments to be approximately $3.9 billion, which may be revised if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments. While the number of our assets replaced will fluctuate as part of our replacement strategy, for 2014 we expect to use over 60% of our capital investments to replace and improve existing capital assets. Among our major investment categories are replacing and improving track infrastructure and upgrading our locomotive, freight car and container fleets, including the acquisition of 200 locomotives. Additionally, we will continue increasing our network and terminal capacity, especially in the Southern region, and balancing terminal capacity with more mainline capacity. Construction of a major rail facility at Santa Teresa, New Mexico, will be completed in 2014 and will include a run-through and fueling facility as well as an intermodal ramp. We also plan to make significant investments in technology improvements, including approximately $450 million for PTC.

We expect to fund our 2014 cash capital investments by using some or all of the following: cash generated from operations, proceeds from the sale or lease of various operating and non-operating properties, proceeds from the issuance of long-term debt, and cash on hand. Our annual capital plan is a critical component of our long-term strategic plan, which we expect will enhance the long-term value of the Corporation for our shareholders by providing sufficient resources to (i) replace and improve our existing track infrastructure to provide safe and fluid operations, (ii) increase network efficiency by adding or improving facilities and track, and (iii) make investments that meet customer demand and take advantage of opportunities for long-term growth.

Financing Activities

Cash used in financing activities increased in 2013 versus 2012, driven by a $744 million increase for the repurchase of shares under our common stock repurchase program and higher dividend payments in 2013 of $1.3 billion compared to $1.1 billion in 2012. We increased our debt levels in 2013, which partially offset the increase in cash used in financing activities.

Cash used in financing activities increased in 2012 versus 2011. Dividend payments in 2012 increased by $309 million, reflecting our higher dividend rate, and common stock repurchases increased by $56 million. Our debt levels did not materially change from 2011 after a decline in debt levels from 2010. Therefore, less cash was used in 2012 for debt activity than in 2011.

Dividends – On February 6, 2014, we increased the quarterly dividend to $0.91 per share, payable on April 1, 2014, to shareholders of record on February 28, 2014. We expect to fund the increase in the quarterly dividend through cash generated from operations and cash on hand at December 31, 2013.

Credit Facilities – On December 31, 2013, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during 2013. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in 2015 under a four year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At December 31, 2013, and December 31, 2012 (and at all times during the year), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2013, the debt-to-net-worth coverage ratio allowed us to carry up to $42.4 billion of debt (as defined in the facility), and we had $9.9 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During 2013, we did not issue or repay any commercial paper, and at December 31, 2013, and 2012, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

As of December 31, 2013, and December 31, 2012, we have reclassified as long-term debt $0 and $100 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Ratio of Earnings to Fixed Charges

For each of the years ended December 31, 2013, 2012, and 2011, our ratio of earnings to fixed charges was 11.8, 10.4, and 8.4, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent income from continuing operations, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges. (See Exhibit 12 to this report for the calculation of the ratio of earnings to fixed charges.)

Common Shareholders’ Equity

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $16.3 billion and $15.1 billion at December 31, 2013, and 2012, respectively.

Share Repurchase Program

Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million shares of our common stock by March 31, 2014, replacing our previous repurchase program. As of December 31, 2013, we repurchased a total of $9.3 billion of our common stock since the commencement of our repurchase programs. The table below represents shares repurchased under this repurchase program.

	Number of Shares Purchased		Average Price Paid
	2013	2012	2013	2012
First quarter	2,881,400	3,917,369	$136.58	$110.64
Second quarter	3,061,470	3,770,528	151.42	110.02
Third quarter	3,666,894	3,098,812	156.77	122.13
Fourth quarter	4,929,055	2,033,750	159.36	121.81
Total	14,538,819	12,820,459	$152.52	$115.01

On November 21, 2013, our Board of Directors approved the early renewal of the share repurchase program, authorizing the repurchase of up to 60 million shares of our common stock by December 31, 2017. The new authorization was effective January 1, 2014, and replaces the previous authorization, which expired on December 31, 2013, three months earlier than its original expiration date.

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

Shelf Registration Statement and Significant New Borrowings – We filed an automatic shelf registration statement that became effective on February 8, 2013. The Board of Directors authorized the issuance of up to $4 billion of debt securities, replacing the $1.4 billion of authority remaining under our shelf registration filed in February 2010. SEC rules require UPC, a large accelerated filer, to file a new shelf registration statement every three years. Under the current shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

During 2013, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
March 15, 2013	$325 million of 2.75% Notes due April 15, 2023
$325 million of 4.25% Notes due April 15, 2043
October 25, 2013	$500 million of 4.75% Notes due December 15, 2043

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At December 31, 2013, we had remaining authority to issue up to $2.85 billion of debt securities under our shelf registration.

In May 2012, we borrowed $100 million under a 4-year-term bank loan (the loan). The loan has a floating rate based on London Interbank Offered Rates, plus a spread, and is prepayable in whole or in part without a premium prior to maturity. The agreement documenting the loan has provisions similar to our revolving credit facility, including identical debt-to-net-worth covenant and change of control provisions and similar customary default provisions. The agreement does not include any other financial restrictions, credit rating triggers, or any other provision that would require us to post collateral.

Subsequent Event – In 2014, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 10, 2014	$300 million of 2.25% Notes due February 15, 2019
$400 million of 3.75% Notes due March 15, 2024
$300 million of 4.85% Notes due June 15, 2044

Proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. As of February 7, 2014, we had remaining authority from our Board of Directors to issue up to $1.85 billion of debt securities under our shelf registration.

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

Debt Redemptions – On May 14, 2013, we redeemed all $40 million of our outstanding 5.65% Port of Corpus Christi Authority Revenue Refunding Bonds due December 1, 2022. The redemption resulted in an early extinguishment charge of $1 million in the second quarter of 2013.

On November 30, 2012, we redeemed all $450 million of our outstanding 5.45% notes due January 31, 2013. The redemption resulted in an early extinguishment charge of $4 million in the fourth quarter of 2012.

On April 28, 2012, we redeemed all $100 million of our outstanding 5.70% Tooele County, Utah Hazardous Waste Treatment Revenue Bonds due November 1, 2026. The redemption resulted in an early extinguishment charge of $2 million in the second quarter of 2012.

On December 19, 2011, we redeemed the remaining $175 million of our 6.5% notes due April 15, 2012, and all $300 million of our outstanding 6.125% notes due January 15, 2012. The redemptions resulted in an early extinguishment charge of $5 million in the fourth quarter of 2011.

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

The amount outstanding under the facility was $0 and $100 million at December 31, 2013, and December 31, 2012, respectively. The facility was supported by $1.1 billion of accounts receivable as collateral at both December 31, 2013, and December 31, 2012, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The outstanding amount the Railroad is allowed to maintain under the facility, with a maximum of $600 million, may fluctuate based on the availability of eligible receivables and is directly affected by business volumes and credit risks, including receivables payment quality measures such as default and dilution ratios. If default or dilution ratios increase one percent, the allowable outstanding amount under the facility would not materially change.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $5 million, $3 million and $4 million for 2013, 2012, and 2011, respectively.

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

The following tables identify material obligations and commitments as of December 31, 2013:

		Payments Due by December 31,
Contractual Obligations Millions	Total	2014	2015	2016	2017	2018	After 2018	Other
Debt [a]	$14,504	$926	$654	$783	$816	$722	$10,603	$-
Operating leases [b]	4,066	512	477	438	400	332	1,907	-
Capital lease obligations [c]	2,200	272	260	239	247	225	957	-
Purchase obligations [d]	4,122	2,063	495	403	324	221	584	32
Other post retirement benefits [e]	436	41	42	43	44	45	221	-
Income tax contingencies [f]	59	25	-	-	-	-	-	34
Total contractual obligations	$25,387	$3,839	$1,928	$1,906	$1,831	$1,545	$14,272	$66

[a]	Excludes capital lease obligations of $1,702 million and unamortized discount of $(604) million. Includes an interest component of $6,025 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $498 million.

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

[f]

Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of December 31, 2013. For amounts where the year of settlement is uncertain, they are reflected in the Other column.

		Amount of Commitment Expiration per Period
Other Commercial Commitments Millions	Total	2014	2015	2016	2017	2018	After 2018
Credit facilities [a]	$1,800	$-	$1,800	$-	$-	$-	$-
Receivables securitization facility [b]	600	600	-	-	-	-	-
Guarantees [c]	299	214	12	30	10	11	22
Standby letters of credit [d]	26	22	4	-	-	-	-
Total commercial commitments	$2,725	$836	$1,816	$30	$10	$11	$22

[a]	None of the credit facility was used as of December 31, 2013.

[b]	None of the receivables securitization facility was utilized at December 31, 2013. The full program matures in July 2014.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of December 31, 2013.

Off-Balance Sheet Arrangements

Guarantees – At December 31, 2013, and 2012, we were contingently liable for $299 million and $307 million in guarantees. We have recorded a liability of $1 million and $2 million for the fair value of these obligations as of December 31, 2013, and 2012, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

OTHER MATTERS

Labor Agreements – Approximately 86% of our 46,445 full-time-equivalent employees are represented by 14 major rail unions. In 2012, we concluded the most recent round of negotiations, which began in 2010, with the ratification of new agreements by several unions. All of the unions executed similar multi-year agreements that provide for higher employee cost sharing of employee health and welfare benefits and higher wages. The current agreements will remain in effect until renegotiated under provisions of the Railway Labor Act. The next round of negotiations will begin in early 2015.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2013 and 2012, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

At December 31, 2013, we had variable-rate debt representing approximately 2.2% of our total debt. If variable interest rates average one percentage point higher in 2014 than our December 31, 2013 variable rate, which was approximately 0.9%, our interest expense would increase by approximately $2 million. This amount was determined by considering the impact of the hypothetical interest rate on the balances of our variable-rate debt at December 31, 2013.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2013, and amounts to an increase of approximately $1 billion to the fair value of our debt at December 31, 2013. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

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

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in interest rates. We account for swaps as fair value hedges using the short-cut method as allowed by the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB) ASC; therefore, we do not record any ineffectiveness within our Consolidated Financial Statements. As of December 31, 2013 and 2012, we had no interest rate fair value hedges outstanding.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At both December 31, 2013, and 2012, we had reductions of $1 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of December 31, 2013, and 2012, we had no interest rate cash flow hedges outstanding.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 92% of the recorded liability is related to asserted claims and approximately 8% is related to unasserted claims at December 31, 2013. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $294 million to $322 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2013	2012	2011
Beginning balance	$334	$368	$426
Current year accruals	87	121	118
Changes in estimates for prior years	(38)	(58)	(71)
Payments	(89)	(97)	(105)
Ending balance at December 31	$294	$334	$368

Current portion, ending balance at December 31	$82	$95	$103

Our personal injury claims activity was as follows:

	2013	2012	2011
Open claims, beginning balance	2,792	2,869	3,151
New claims	2,705	2,719	2,781
Settled or dismissed claims	(2,892)	(2,796)	(3,063)
Open claims, ending balance at December 31	2,605	2,792	2,869

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 18% of the recorded liability related to asserted claims and approximately 82% related to unasserted claims at December 31, 2013. Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $131 million to $141 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.

Our asbestos-related liability activity was as follows:

Millions	2013	2012	2011
Beginning balance	$139	$147	$162
Accruals/(Credits)	2	(2)	(5)
Payments	(10)	(6)	(10)
Ending balance at December 31	$131	$139	$147

Current portion, ending balance at December 31	$9	$8	$8

Our asbestos-related claims activity was as follows:

	2013	2012	2011
Open claims, beginning balance	1,258	1,291	1,437
New claims	192	233	235
Settled or dismissed claims	(310)	(266)	(381)
Open claims, ending balance at December 31	1,140	1,258	1,291

In conjunction with the liability update performed in 2013, we also reassessed estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2013, and 2012. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; and there are material changes with respect to payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 268 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At December 31, 2013, and 2012, none of our environmental liability was discounted, while less than 1% of our environmental liability was discounted at 2.0% at December 31, 2011.

Our environmental liability activity was as follows:

Millions	2013	2012	2011 [a]
Beginning balance	$170	$172	$213
Accruals	58	48	29
Payments	(57)	(50)	(70)
Ending balance at December 31	$171	$170	$172

Current portion, ending balance at December 31	$53	$50	$50

[a]	Payments include $25 million to resolve the Omaha Lead Site liability.

Our environmental site activity was as follows:

	2013	2012	2011
Open sites, beginning balance	284	285	294
New sites	41	56	51
Closed sites	(57)	(57)	(60)
Open sites, ending balance at December 31	268	284	285

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

For rail in high-density traffic corridors, we measure estimated service lives in millions of gross tons per mile of track. It has been our experience that the lives of rail in high-density traffic corridors are closely correlated to usage (i.e., the amount of weight carried over the rail). The service lives also vary based on rail weight, rail condition (e.g., new or secondhand), and rail type (e.g., straight or curve). Our depreciation studies for rail in high density traffic corridors consider each of these factors in determining the estimated service lives. For rail in high-density traffic corridors, we calculate depreciation rates annually by dividing the number of gross ton-miles carried over the rail (i.e., the weight of loaded and empty freight cars, locomotives and maintenance of way equipment transported over the rail) by the estimated service lives of the rail measured in millions of gross tons per mile. Rail in high-density traffic corridors accounts for approximately 70 percent of the historical cost of rail and other track material. Based on the number of gross ton-miles carried over our rail in high density traffic corridors during 2013, the estimated service lives of the majority of this rail ranged from approximately 15 years to approximately 30 years. For all other depreciable assets, we compute depreciation based on the estimated service lives of our assets as determined from the analysis of our depreciation studies. Changes in the estimated service lives of our assets and their related depreciation rates are implemented prospectively.

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

Changes in estimated useful lives of our assets due to the results of our depreciation studies could significantly impact future periods’ depreciation expense and have a material impact on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $59 million. If the estimated useful lives of all depreciable assets were decreased by one year, annual depreciation expense would increase by approximately $63 million. Our recent depreciation studies have resulted in changes in depreciation rates for some asset classes but did not significantly affect our annual depreciation expense.

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

Income Taxes – We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on current tax law; the effects of future tax legislation are not anticipated. Future tax legislation, such as a change in the corporate tax rate, could have a material impact on our financial condition, results of operations, or liquidity. For example, a 1% increase in future income tax rates would increase our deferred tax liability by approximately $370 million.

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2013 and 2012, there were no valuation allowances.

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

The following tables present the key assumptions used to measure net periodic pension and OPEB cost/(benefit) for 2013 and the estimated impact on 2013 net periodic pension and OPEB cost/(benefit) relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate	3.78%	3.48%
Expected return on plan assets	7.50%	N/A
Compensation increase	3.43%	N/A
Health care cost trend rate:
Pre-65 current	N/A	6.64%
Pre-65 level in 2028	N/A	4.50%

Sensitivities	Increase in Expense
Millions	Pension	OPEB
0.25% decrease in discount rate	$9	$1
0.25% increase in compensation scale	$5	N/A
0.25% decrease in expected return on plan assets	$7	N/A
1% increase in health care cost trend rate	N/A	$3

The following table presents the net periodic pension and OPEB cost/(benefit) for the years ended December 31:

Millions	Est. 2014	2013	2012	2011
Net periodic pension cost	$65	$110	$89	$78
Net periodic OPEB cost/(benefit)	15	14	13	(6)

Our net periodic pension cost is expected to decrease to approximately $65 million in 2014 from $110 million in 2013. The decrease is driven mainly by an increase in the discount rate to 4.72%, Our net periodic OPEB expense is expected to increase to approximately $15 million in 2014 from $14 million in 2013. The increase in our net periodic OPEB cost is primarily driven by a decrease in the amortization of prior service credits from accumulated other comprehensive income.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, (A) statements in the CEO’s letter preceding Part I; statements regarding planned capital expenditures under the caption “2014 Capital Expenditures” in Item 2 of Part I; statements regarding dividends in Item 5; and statements and information set forth under the captions “2014 Outlook” and “Liquidity and Capital Resources” in this Item 7, and (B) any other statements or information in this report

(including information incorporated herein by reference) regarding: expectations as to financial performance, revenue growth and cost savings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; expectations as to operational or service performance or improvements; expectations as to the effectiveness of steps taken or to be taken to improve operations and/or service, including capital expenditures for infrastructure improvements and equipment acquisitions, any strategic business acquisitions, and modifications to our transportation plans; expectations as to existing or proposed new products and services; expectations as to the impact of any new regulatory activities or legislation on our operations or financial results; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases or expressions.

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

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation:

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Table of Contents at Part IV, Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Corporation and Subsidiary Companies as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2014 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Omaha, Nebraska

February 7, 2014

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2013	2012	2011
Operating revenues:
Freight revenues	$20,684	$19,686	$18,508
Other revenues	1,279	1,240	1,049
Total operating revenues	21,963	20,926	19,557

Operating expenses:
Compensation and benefits	4,807	4,685	4,681
Fuel	3,534	3,608	3,581
Purchased services and materials	2,315	2,143	2,005
Depreciation	1,777	1,760	1,617
Equipment and other rents	1,235	1,197	1,167
Other	849	788	782
Total operating expenses	14,517	14,181	13,833

Operating income	7,446	6,745	5,724
Other income (Note 6)	128	108	112
Interest expense	(526)	(535)	(572)
Income before income taxes	7,048	6,318	5,264
Income taxes (Note 7)	(2,660)	(2,375)	(1,972)
Net income	$4,388	$3,943	$3,292

Share and Per Share (Note 8):
Earnings per share - basic	$9.47	$8.33	$6.78
Earnings per share - diluted	$9.42	$8.27	$6.72
Weighted average number of shares - basic	463.3	473.1	485.7
Weighted average number of shares - diluted	465.8	476.5	489.8
Dividends declared per share	$2.96	$2.49	$1.93

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2013	2012	2011
Net income	$4,388	$3,943	$3,292
Other comprehensive income/(loss):
Defined benefit plans	436	(145)	(301)
Foreign currency translation	(1)	12	(20)
Derivatives	1	1	1
Total other comprehensive income/(loss) [a]	436	(132)	(320)
Comprehensive income	$4,824	$3,811	$2,972

[a]	Net of deferred taxes of ($264) million, $82 million, and $199 million during 2013, 2012, and 2011, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts as of December 31,	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,432	$1,063
Accounts receivable, net (Note 10)	1,414	1,331
Materials and supplies	653	660
Current deferred income taxes (Note 7)	268	263
Other current assets	223	297
Total current assets	3,990	3,614

Investments	1,321	1,259
Net properties (Note 11)	43,749	41,997
Other assets	671	283
Total assets	$49,731	$47,153

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,086	$2,923
Debt due within one year (Note 14)	705	196
Total current liabilities	3,791	3,119

Debt due after one year (Note 14)	8,872	8,801
Deferred income taxes (Note 7)	14,163	13,108
Other long-term liabilities	1,680	2,248
Commitments and contingencies (Notes 16 and 17)
Total liabilities	28,506	27,276

Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
554,828,826 and 554,558,034 issued; 456,000,998 and 469,465,273
outstanding, respectively	1,387	1,386
Paid-in-surplus	4,210	4,113
Retained earnings	25,288	22,271
Treasury stock	(8,910)	(6,707)
Accumulated other comprehensive loss (Note 9)	(750)	(1,186)
Total common shareholders’ equity	21,225	19,877

Total liabilities and common shareholders’ equity	$49,731	$47,153

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2013	2012	2011
Operating Activities
Net income	$4,388	$3,943	$3,292
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,777	1,760	1,617
Deferred income taxes and unrecognized tax benefits	723	887	986
Other operating activities, net	(226)	(160)	(298)
Changes in current assets and liabilities:
Accounts receivable, net	(83)	70	(217)
Materials and supplies	7	(46)	(80)
Other current assets	74	(108)	178
Accounts payable and other current liabilities	163	(185)	395
Cash provided by operating activities	6,823	6,161	5,873
Investing Activities
Capital investments	(3,496)	(3,738)	(3,176)
Proceeds from asset sales	98	80	108
Acquisition of equipment pending financing	-	(274)	(85)
Proceeds from sale of assets financed	-	274	85
Other investing activities, net	(7)	25	(51)
Cash used in investing activities	(3,405)	(3,633)	(3,119)
Financing Activities
Common share repurchases (Note 18)	(2,218)	(1,474)	(1,418)
Debt issued	1,443	695	486
Dividends paid	(1,333)	(1,146)	(837)
Debt repaid	(640)	(758)	(690)
Debt exchange	(289)	-	(272)
Other financing activities, net	(12)	1	108
Cash used in financing activities	(3,049)	(2,682)	(2,623)
Net change in cash and cash equivalents	369	(154)	131
Cash and cash equivalents at beginning of year	1,063	1,217	1,086
Cash and cash equivalents at end of year	$1,432	$1,063	$1,217
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$356	$318	$284
Capital investments accrued but not yet paid	133	136	147
Capital lease financings	39	290	154
Cash paid during the year for:
Interest, net of amounts capitalized	$(528)	$(561)	$(572)
Income taxes, net of refunds	(1,656)	(1,552)	(625)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2011	553.9	(62.3)	$1,385	$3,985	$17,154	$(4,027)	$(734)	$17,763

Net income			-	-	3,292	-	-	3,292
Other comp. loss			-	-	-	-	(320)	(320)
Conversion, stock option exercises, forfeitures, and other	0.4	2.7	1	46	-	152	-	199
Share repurchases (Note 18)	-	(14.8)	-	-	-	(1,418)	-	(1,418)
Cash dividends declared ($1.93 per share)	-	-	-	-	(938)	-	-	(938)
Balance at December 31, 2011	554.3	(74.4)	$1,386	$4,031	$19,508	$(5,293)	$(1,054)	$18,578

Net income			-	-	3,943	-	-	3,943
Other comp. loss			-	-	-	-	(132)	(132)
Conversion, stock option exercises, forfeitures, and other	0.3	2.1	-	82	-	60	-	142
Share repurchases (Note 18)	-	(12.8)	-	-	-	(1,474)	-	(1,474)
Cash dividends declared ($2.49 per share)	-	-	-	-	(1,180)	-	-	(1,180)
Balance at December 31, 2012	554.6	(85.1)	$1,386	$4,113	$22,271	$(6,707)	$(1,186)	$19,877
Net income			-	-	4,388	-	-	4,388
Other comp. income			-	-	-	-	436	436
Conversion, stock option exercises, forfeitures, and other	0.2	0.8	1	97	-	15	-	113
Share repurchases (Note 18)	-	(14.5)	-	-	-	(2,218)	-	(2,218)
Cash dividends declared ($2.96 per share)	-	-	-	-	(1,371)	-	-	(1,371)
Balance at December 31, 2013	554.8	(98.8)	$1,387	$4,210	$25,288	$(8,910)	$(750)	$21,225

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 9)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Union Pacific Corporation and Subsidiary Companies

For purposes of this report, unless the context otherwise requires, all references herein to the “Corporation”, “Company”, “UPC”, “we”, “us”, and “our” mean Union Pacific Corporation and its subsidiaries, including Union Pacific Railroad Company, which will be separately referred to herein as “UPRR” or the “Railroad”.

1. Nature of Operations

Operations and Segmentation – We are a Class I railroad operating in the U.S. Our network includes 31,838 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern U.S. gateways and providing several corridors to key Mexican gateways. We own 26,009 miles and operate on the remainder pursuant to trackage rights or leases. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and review revenue by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions	2013	2012	2011
Agricultural	$3,276	$3,280	$3,324
Automotive	2,077	1,807	1,510
Chemicals	3,501	3,238	2,815
Coal	3,978	3,912	4,084
Industrial Products	3,822	3,494	3,166
Intermodal	4,030	3,955	3,609
Total freight revenues	$20,684	$19,686	$18,508
Other revenues	1,279	1,240	1,049
Total operating revenues	$21,963	$20,926	$19,557

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are revenues from our Mexico business which amounted to $2.1 billion in 2013, $1.9 billion in 2012, and $1.8 billion in 2011.

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

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 1,100,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, receives a grant of 2,000 retention shares or retention stock units. Prior to December 31, 2007, each non-employee director received annually an option to purchase at fair value a number of shares of our common stock, not to exceed 10,000 shares during any calendar year, determined by dividing 60,000 by 1/3 of the fair market value of one share of our common stock on the date of such Board of Directors meeting, with the resulting quotient rounded up or down to the nearest 50 shares. In September 2007, the Board of Directors eliminated the annual payment of options for 2008 and all future years. As of December 31, 2013, 18,000 restricted shares and 81,100 options were outstanding under the Directors Plan.

The Union Pacific Corporation 2001 Stock Incentive Plan (2001 Plan) was approved by the shareholders in April 2001. The 2001 Plan reserved 24,000,000 shares of our common stock for issuance to eligible employees of the Corporation and its subsidiaries in the form of non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards. Non-employee directors were not eligible for awards under the 2001 Plan. As of December 31, 2013, 6,804 options were outstanding under the 2001 Plan. We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 42,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2013, 3,633,693 options and 2,799,030 retention shares and stock units were outstanding under the 2004 Plan. We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2013 Stock Incentive Plan (2013 Plan) was approved by shareholders in May 2013. The 2013 Plan reserved 39,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans as of February 28, 2013, that are subsequently cancelled, expired, forfeited or otherwise not issued under previous plans. Under the 2013 Plan, non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2013 Plan. As of December 31, 2013, only 1,064 retention shares and stock units were outstanding under the 2013 Plan.

Pursuant to the above plans 39,787,448; 32,168,520; and 32,374,343 shares of our common stock were authorized and available for grant at December 31, 2013, 2012, and 2011, respectively.

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

Millions	2013	2012	2011
Stock-based compensation, before tax:
Stock options	$19	$18	$18
Retention awards	79	75	64
Total stock-based compensation, before tax	$98	$93	$82
Excess tax benefits from equity compensation plans	$76	$100	$83

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2013	2012	2011
Risk-free interest rate	0.8%	0.8%	2.3%
Dividend yield	2.1%	2.1%	1.6%
Expected life (years)	5.0	5.3	5.3
Volatility	36.2%	36.8%	35.9%
Weighted-average grant-date fair value of options granted	$ 34.98	$ 31.29	$ 28.45

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

A summary of stock option activity during 2013 is presented below:

	Shares (thous.)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2013	4,289	$ 65.68	5.8 yrs.	$ 258
Granted	572	132.00	N/A	N/A
Exercised	(1,117)	50.64	N/A	N/A
Forfeited or expired	(22)	107.99	N/A	N/A
Outstanding at December 31, 2013	3,722	$ 80.14	5.8 yrs.	$ 327

Vested or expected to vest at December 31, 2013	3,722	$ 80.12	5.8 yrs.	$ 325

Options exercisable at December 31, 2013	2,575	$ 62.46	4.7 yrs.	$ 272

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at December 31, 2013 are subject to performance or market-based vesting conditions.

At December 31, 2013, there was $17 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1 year. Additional information regarding stock option exercises appears in the table below:

Millions	2013	2012	2011
Intrinsic value of stock options exercised	$112	$244	$209
Cash received from option exercises	51	84	137
Treasury shares repurchased for employee payroll taxes	(21)	(30)	(53)
Tax benefit realized from option exercises	43	93	80
Aggregate grant-date fair value of stock options vested	16	16	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during 2013 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	2,355	$ 73.27
Granted	421	132.04
Vested	(858)	47.70
Forfeited	(62)	84.81
Nonvested at December 31, 2013	1,856	$ 98.04

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At December 31, 2013, there was $71 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.5 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2013 grant were as follows:

2013
Dividend per share per quarter	$0.69
Risk-free interest rate at date of grant	0.4%

Changes in our performance retention awards during 2013 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	1,075	$ 83.80
Granted	304	125.14
Vested	(401)	58.33
Forfeited	(34)	98.69
Nonvested at December 31, 2013	944	$ 107.40

At December 31, 2013, there was $39 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.1 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

Changes in our PBO and plan assets were as follows for the years ended December 31:

Funded Status	Pension		OPEB
Millions	2013	2012	2013	2012
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$3,591	$3,165	$372	$336
Service cost	72	54	3	3
Interest cost	134	141	12	15
Actuarial loss/(gain)	(257)	391	(34)	42
Gross benefits paid	(168)	(160)	(23)	(24)
Projected benefit obligation at end of year	$3,372	$3,591	$330	$372

Plan Assets
Fair value of plan assets at beginning of year	$2,875	$2,505	$-	$-
Actual return on plan assets	506	315	-	-
Voluntary funded pension plan contributions	200	200	-	-
Non-qualified plan benefit contributions	16	15	23	24
Gross benefits paid	(168)	(160)	(23)	(24)
Fair value of plan assets at end of year	$3,429	$2,875	$-	$-
Funded status at end of year	$57	$(716)	$(330)	$(372)

Amounts recognized in the statement of financial position as of December 31, 2013 and 2012 consist of:

	Pension		OPEB
Millions	2013	2012	2013	2012
Noncurrent assets	$364	$1	$-	$-
Current liabilities	(16)	(16)	(25)	(27)
Noncurrent liabilities	(291)	(701)	(305)	(345)
Net amounts recognized at end of year	$57	$(716)	$(330)	$(372)

Pre-tax amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2013 and 2012 consist of:

	2013			2012
Millions	Pension	OPEB	Total	Pension	OPEB	Total
Prior service (cost)/credit	$-	$28	$28	$-	$45	$45
Net actuarial loss	(1,018)	(125)	(1,143)	(1,685)	(175)	(1,860)
Total	$(1,018)	$(97)	$(1,115)	$(1,685)	$(130)	$(1,815)

Pre-tax changes recognized in other comprehensive income/(loss) during 2013, 2012 and 2011 were as follows:

	Pension			OPEB
Millions	2013	2012	2011	2013	2012	2011
Prior service cost/(credit)	$-	$-	$-	$-	$-	$10
Net actuarial loss/(gain)	(561)	265	515	(34)	42	14
Amortization of:
Prior service cost/(credit)	-	(1)	(2)	16	18	34
Actuarial loss	(106)	(83)	(71)	(15)	(13)	(11)
Total	$(667)	$181	$442	$(33)	$47	$47

Amounts included in accumulated other comprehensive income/(loss) expected to be amortized into net periodic cost (benefit) during 2014:

Millions	Pension	OPEB	Total
Prior service benefit	$-	$(11)	$(11)
Net actuarial loss	69	10	79
Total	$69	$(1)	$68

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future compensation growth. The underfunded accumulated benefit obligation represents the difference between the ABO and the fair value of plan assets. At December 31, 2013 and 2012, the non-qualified (supplemental) plan ABO was $302 million and $331 million, respectively. The following table discloses only the PBO, ABO, and fair value of plan assets for pension plans where the accumulated benefit obligation is in excess of the fair value of the plan assets as of December 31:

Underfunded Accumulated Benefit Obligation Millions	2013	2012
Projected benefit obligation	$308	$3,574
Accumulated benefit obligation	$302	$3,440
Fair value of plan assets	-	2,857
Underfunded accumulated benefit obligation	$(302)	$(583)

The ABO for all defined benefit pension plans was $3.2 billion and $3.4 billion at December 31, 2013 and 2012, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
Percentages	2013	2012	2013	2012
Discount rate	4.72%	3.78%	4.47%	3.48%
Compensation increase	4.00%	3.76%	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	6.49%	6.64%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate reached	N/A	N/A	2028	2028

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the years ended December 31:

	Pension			OPEB
Millions	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Cost:
Service cost	$72	$54	$40	$3	$3	$2
Interest cost	134	141	145	12	15	15
Expected return on plan assets	(202)	(190)	(180)	-	-	-
Amortization of:
Prior service cost/(credit)	-	1	2	(16)	(18)	(34)
Actuarial loss	106	83	71	15	13	11
Net periodic benefit cost/(benefit)	$110	$89	$78	$14	$13	$(6)

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows for the years ended December 31:

	Pension			OPEB
Percentages	2013	2012	2011	2013	2012	2011
Discount rate	3.78%	4.54%	5.35%	3.48%	4.36%	5.01%
Expected return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
Compensation increase	3.43%	3.69%	4.48%	N/A	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	N/A	6.64%	6.91%	7.07%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend reached	N/A	N/A	N/A	2028	2028	2028

The discount rate was based on a yield curve of high quality corporate bonds with cash flows matching our plans’ expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return on pension plan assets, net of fees, was approximately 17% in 2013, 13% in 2012, and 2% in 2011.

Assumed health care cost trend rates have an effect on the expense and liabilities reported for health care plans. The assumed health care cost trend rate is based on historical rates and expected market conditions. The 2014 assumed health care cost trend rate for employees under 65 is 6.64%. It is assumed the rate will decrease gradually to an ultimate rate of 4.5% in 2028 and will remain at that level. A one-percentage point change in the assumed health care cost trend rates would have the following effects on OPEB:

Millions	One % pt. Increase	One % pt. Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on accumulated benefit obligation	15	(13)

Cash Contributions

The following table details our cash contributions for the qualified pension plans and the benefit payments for the non-qualified (supplemental) pension and OPEB plans:

	Pension
Millions	Qualified	Non-qualified	OPEB
2012	$200	15	24
2013	200	16	23

Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. All contributions made to the qualified pension plans in 2013 were voluntary and were made with cash generated from operations.

The non-qualified pension and OPEB plans are not funded and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent supplemental pension payments and claims paid for medical and life insurance. We anticipate our 2014 supplemental pension and OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2014 through 2023:

Millions	Pension	OPEB
2014	$171	$25
2015	176	25
2016	181	25
2017	185	25
2018	191	25
Years 2019 - 2023	1,019	114

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2013 and 2012, and target allocation for 2014, are as follows:

	Target	Percentage of Plan Assets December 31,
	Allocation 2014	2013	2012
Equity securities	60% to 70%	70%	65%
Debt securities	20% to 30%	21	25
Real estate	2% to 8%	4	5
Commodities	4% to 6%	5	5
Total		100%	100%

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

The pension plan investments are held in a Master Trust. The majority of pension plan assets are invested in equity securities because equity portfolios have historically provided higher returns than debt and other asset classes over extended time horizons and are expected to do so in the future. Correspondingly, equity investments also entail greater risks than other investments. Equity risks are balanced by investing a significant portion of the plans’ assets in high quality debt securities. The average credit rating of the debt portfolio exceeded A+ as of December 31, 2013 and 2012. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities. The weighted-average maturity of the debt portfolio was 12 years at both December 31, 2013 and 2012.

The investment of pension plan assets in securities issued by UPC is explicitly prohibited by the plan for both the equity and debt portfolios, other than through index fund holdings.

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

Real Estate Partnerships – Most of the real estate investments are partnership interests similar to those described in the Venture Capital and Buyout Partnerships category. This category also includes real estate investments held in less commonly used structures such as private real estate investment trusts and pooled separate accounts. Valuations for the holdings in this category are not based on readily observable inputs and are primarily derived from property appraisals. Interests in private real estate partnerships, investment trusts and pooled separate accounts are classified as Level 3 investments.

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

This category also includes investments in limited liability companies that invest in publicly-traded convertible securities, commodities, and other assets. The limited liability company investments are funds that invest in both long and short positions in convertible securities, stocks, commodities, and fixed income securities. The underlying securities held by the funds are traded actively on exchanges and price quotes for these investments are readily available. Interests in the limited liability companies are classified as a Level 2 investments.

Other Investments – This category includes several miscellaneous assets such as commodity hedge fund investments and derivative securities. These investments have valuations that are based on observable inputs and are classified as Level 2 investments.

As of December 31, 2013, the pension plan assets measured at fair value on a recurring basis were as follows:

Millions	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets:
Temporary cash investments	$16	$-	$-	$16
Registered investment companies	11	253	-	264
U.S. government securities	-	126	-	126
Corporate bonds & debentures	-	310	-	310
Corporate stock	983	16	-	999
Venture capital and buyout partnerships	-	-	213	213
Real estate partnerships	-	-	139	139
Common trust and other funds	-	1,357	-	1,357
Other investments	-	-	-	-
Total plan assets at fair value	$1,010	$2,062	$352	3,424

Other assets [a]				5
Total plan assets				$3,429

[a]	Other assets include accrued receivables and pending broker settlements.

As of December 31, 2012, the pension plan assets measured at fair value on a recurring basis were as follows:

Millions	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets:
Temporary cash investments	$14	$-	$-	$14
Registered investment companies	10	258	-	268
U.S. government securities	-	125	-	125
Corporate bonds & debentures	-	326	-	326
Corporate stock	758	12	-	770
Venture capital and buyout partnerships	-	-	179	179
Real estate partnerships	-	-	143	143
Common trust and other funds	-	1,018	-	1,018
Other investments	-	27	-	27
Total plan assets at fair value	$782	$1,766	$322	2,870

Other assets [a]				5
Total plan assets				$2,875

[a]	Other assets include accrued receivables and pending broker settlements.

For the years ended December 31, 2013 and 2012, there were no significant transfers in or out of Levels 1, 2, or 3.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3 investments) during 2013:

Millions	Venture Capital and Buyout Partnerships	Real Estate Partnerships	Total
Beginning balance - January 1, 2013	$179	$143	$322
Realized gain	7	8	15
Unrealized gain	24	3	27
Purchases	43	23	66
Sales	(40)	(38)	(78)
Ending balance - December 31, 2013	$213	$139	$352

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3 investments) during 2012:

Millions	Venture Capital and Buyout Partnerships	Real Estate Partnerships	Total
Beginning balance - January 1, 2012	$184	$126	$310
Realized gain/(loss)	11	3	14
Unrealized gain	1	-	1
Purchases	18	23	41
Sales	(35)	(9)	(44)
Ending balance - December 31, 2012	$179	$143	$322

Other Retirement Programs

401(k)/Thrift Plan – We provide a defined contribution plan (401(k)/thrift plan) to eligible non-union and union employees for whom we make matching contributions. We match 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. Our plan contributions were $18 million in 2013, $15 million in 2012 and $14 million in 2011.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $670 million in 2013, $644 million in 2012, and $600 million in 2011.

Collective Bargaining Agreements – Under collective bargaining agreements, we participate in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Premiums paid under these plans are expensed as incurred and amounted to $57 million in 2013, $62 million in 2012, and $66 million in 2011.

6. Other Income

Other income included the following for the years ended December 31:

Millions	2013 [a]	2012	2011
Rental income	$106	$83	$80
Net gain on non-operating asset dispositions	32	29	43
Interest income	4	3	3
Early extinguishment of debt	(1)	(6)	(5)
Non-operating environmental costs and other	(13)	(1)	(9)
Total	$128	$108	$112

[a]	Rental income includes $17 million related to a land lease contract settlement.

7. Income Taxes

Components of income tax expense were as follows for the years ended December 31:

Millions	2013	2012	2011
Current tax expense:
Federal	$1,738	$1,335	$862
State	199	153	124
Total current tax expense	1,937	1,488	986

Deferred tax expense:
Federal	659	760	894
State	119	120	70
Total deferred tax expense	778	880	964

Unrecognized tax benefits:
Federal	(54)	5	11
State	(1)	2	11
Total unrecognized tax benefits expense/(benefits)	(55)	7	22

Total income tax expense	$2,660	$2,375	$1,972

For the years ended December 31, reconciliations between statutory and effective tax rates are as follows:

Tax Rate Percentages	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
State statutory rates, net of federal benefits	3.1	3.1	3.1
Deferred tax adjustments	(0.1)	(0.1)	(0.5)
Tax credits	(0.2)	(0.5)	(0.5)
Other	(0.1)	0.1	0.4
Effective tax rate	37.7%	37.6%	37.5%

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

Deferred income tax (liabilities)/assets were comprised of the following at December 31:

Millions	2013	2012
Deferred income tax liabilities:
Property	$(14,448)	$(13,863)
Other	(260)	(237)
Total deferred income tax liabilities	(14,708)	(14,100)

Deferred income tax assets:
Accrued wages	71	69
Accrued casualty costs	223	238
Accrued stock compensation	66	58
Debt and leases	41	185
Retiree benefits	100	365
Credits	182	200
Other	130	140

Total deferred income tax assets	$813	$1,255

Net deferred income tax liability	$(13,895)	$(12,845)

Current portion of deferred taxes	$268	$263
Non-current portion of deferred taxes	(14,163)	(13,108)

Net deferred income tax liability	$(13,895)	$(12,845)

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2013 and 2012, there were no valuation allowances.

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

A reconciliation of changes in unrecognized tax benefits liabilities/(assets) from the beginning to the end of the reporting period is as follows:

Millions	2013	2012	2011
Unrecognized tax benefits at January 1	$115	$107	$86
Increases for positions taken in current year	24	29	9
Increases for positions taken in prior years	15	4	81
Decreases for positions taken in prior years	(30)	(19)	(30)
Payments to and settlements with taxing authorities	(63)	-	(27)
Increases/(decreases) for interest and penalties	-	(4)	(9)
Lapse of statutes of limitations	(2)	(2)	(3)
Unrecognized tax benefits at December 31	$59	$115	$107

We recognize interest and penalties as part of income tax expense. Total accrued liabilities for interest and penalties were $6 million at both December 31, 2013 and 2012. Total interest and penalties recognized as part of income tax expense (benefit) were $7 million for 2013, $(4) million for 2012, and $10 million for 2011.

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 2005, and the statute of limitations bars any additional tax assessments. The IRS has completed their examinations and issued notices of deficiency for tax years 2005 through 2010. We disagree with many of their proposed adjustments, and we are at IRS Appeals for those years. Additionally, several state tax authorities are examining our state income tax returns for years 2006 through 2010.

In the fourth quarter of 2013, we reached an agreement in principle with the IRS to resolve all of the issues related to tax years 2005 through 2008, except for calculations of interest. We anticipate signing a closing agreement with the IRS within the next 12 months. Once formalized, this agreement should have an immaterial effect on our income tax expense. Based on this agreement in principle, we made a payment of $80 million, consisting of $68 million of tax and $12 million of interest.

In 2012, UPC and the IRS signed a closing agreement resolving all tax matters for tax years 1999-2004. The settlement had an immaterial effect on our income tax expense. In connection with the settlement, we received refunds of $8 million in 2013.

We do not expect our unrecognized tax benefits to change significantly in the next 12 months. At December 31, 2013, we had a net unrecognized tax benefit liability of $59 million. Of that amount, $25 million is classified as a current liability in the Consolidated Statement of Financial Position.

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

Millions	2013	2012	2011
Unrecognized tax benefits that would reduce the effective tax rate	$34	$41	$80
Unrecognized tax benefits that would not reduce the effective tax rate	25	74	27
Total unrecognized tax benefits	$59	$115	$107

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31:

Millions, Except Per Share Amounts	2013	2012	2011
Net income	$4,388	$3,943	$3,292

Weighted-average number of shares outstanding:
Basic	463.3	473.1	485.7
Dilutive effect of stock options	1.2	1.8	2.6
Dilutive effect of retention shares and units	1.3	1.6	1.5
Diluted	465.8	476.5	489.8

Earnings per share – basic	$9.47	$8.33	$6.78
Earnings per share – diluted	$9.42	$8.27	$6.72

Common stock options totaling 0.2 million, 0.5 million, and 0.6 million for 2013, 2012, and 2011, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Derivatives	Total
Balance at January 1, 2013	$(1,149)	$(36)	$(1)	$(1,186)

Other comprehensive income/(loss) before reclassifications	(1)	(1)	1	(1)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	437	-	-	437

Net year-to-date other comprehensive income/(loss), net of taxes of ($264) million	436	(1)	1	436

Balance at December 31, 2013	$(713)	$(37)	$-	$(750)

Balance at January 1, 2012	$(1,004)	$(48)	$(2)	$(1,054)

Other comprehensive income/(loss) before reclassifications	(6)	12	1	7
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	(139)	-	-	(139)

Net year-to-date other comprehensive income/(loss), net of taxes of $82 million	(145)	12	1	(132)

Balance at December 31, 2012	$(1,149)	$(36)	$(1)	$(1,186)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At December 31, 2013, and 2012, our accounts receivable were reduced by $1 million and $4 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial

Position. At December 31, 2013, and 2012, receivables classified as other assets were reduced by allowances of $22 million and $33 million, respectively.

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

The amount outstanding under the facility was $0 and $100 million at December 31, 2013, and December 31, 2012, respectively. The facility was supported by $1.1 billion of accounts receivable as collateral at both December 31, 2013, and December 31, 2012, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The outstanding amount the Railroad is allowed to maintain under the facility, with a maximum of $600 million, may fluctuate based on the availability of eligible receivables and is directly affected by business volumes and credit risks, including receivables payment quality measures such as default and dilution ratios. If default or dilution ratios increase one percent, the allowable outstanding amount under the facility would not materially change.

The costs of the receivables securitization facility include interest, which will vary based on prevailing commercial paper rates, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $5 million, $3 million and $4 million for 2013, 2012, and 2011, respectively.

In July 2013, the $600 million receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life As of December 31, 2013	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,120	$	N/A	$5,120	N/A

Road:
Rail and other track material	13,861		4,970	8,891	35
Ties	8,785		2,310	6,475	33
Ballast	4,621		1,171	3,450	34
Other roadway [a]	15,596		2,726	12,870	48
Total road	42,863		11,177	31,686	N/A

Equipment:
Locomotives	7,518		3,481	4,037	20
Freight cars	2,085		1,000	1,085	25
Work equipment and other	561		119	442	18
Total equipment	10,164		4,600	5,564	N/A

Technology and other	711		286	425	10
Construction in progress	954		-	954	N/A
Total	$59,812		$16,063	$43,749	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

Millions, Except Estimated Useful Life As of December 31, 2012	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,105	$	N/A	$5,105	N/A

Road:
Rail and other track material	13,220		4,756	8,464	33
Ties	8,404		2,157	6,247	33
Ballast	4,399		1,085	3,314	34
Other roadway [a]	14,806		2,583	12,223	49
Total road	40,829		10,581	30,248	N/A

Equipment:
Locomotives	7,297		3,321	3,976	19
Freight cars	1,991		1,018	973	23
Work equipment and other	535		89	446	17
Total equipment	9,823		4,428	5,395	N/A

Technology and other	633		273	360	11
Construction in progress	889		-	889	N/A
Total	$57,279		$15,282	$41,997	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

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

General and administrative expenditures are expensed as incurred. Normal repairs and maintenance are also expensed as incurred, while costs incurred that extend the useful life of an asset, improve the safety of our operations or improve operating efficiency are capitalized. These costs are allocated using appropriate statistical bases. Total expense for repairs and maintenance incurred was $2.3 billion for 2013, $2.1 billion for 2012, and $2.2 billion for 2011.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

12. Accounts Payable and Other Current Liabilities

Millions	Dec. 31, 2013	Dec. 31, 2012
Accounts payable	$803	$825
Income and other taxes payable	491	368
Accrued wages and vacation	385	376
Dividends payable	356	318
Accrued casualty costs	207	213
Interest payable	169	172
Equipment rents payable	96	95
Other	579	556
Total accounts payable and other current liabilities	$3,086	$2,923

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2013, and 2012, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in interest rates. We account for swaps as fair value hedges using the short-cut method; therefore, we do not record any ineffectiveness within our Consolidated Financial Statements. As of December 31, 2013, and 2012, we had no interest rate fair value hedges outstanding.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At both December 31, 2013, and 2012, we had reductions of $1 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of December 31, 2013, and 2012, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had no impact on pre-tax income for the years ended December 31, 2013, 2012, and 2011.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At December 31, 2013, the fair value of total debt was $10.2 billion, approximately $0.6 billion more than the carrying value. At December 31, 2012, the fair value of total debt was $11.1 billion, approximately $2.1 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At December 31, 2013, and 2012, approximately $163 million and $203 million, respectively, of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Total debt as of December 31, 2013, and 2012, net of interest rate swaps designated as fair value hedges, is summarized below:

Millions	2013	2012
Notes and debentures, 2.8% to 7.9% due through 2054	$8,068	$6,950
Capitalized leases, 3.1% to 8.4% due through 2028	1,702	1,848
Floating rate term loans, due through 2016	200	200
Equipment obligations, 6.2% to 6.7% due through 2031	110	119
Mortgage bonds, 4.8% due through 2030	57	57
Medium-term notes, 9.2% to 10.0% due through 2020	32	32
Tax-exempt financings, 1.9% to 5.1% due through 2015	12	56
Receivables Securitization (Note 10)	-	100
Unamortized discount	(604)	(365)
Total debt	9,577	8,997

Less: current portion	(705)	(196)
Total long-term debt	$8,872	$8,801

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2013, excluding market value adjustments:

Millions
2014	$705
2015	448
2016	582
2017	649
2018	562
Thereafter	6,631
Total debt	$9,577

As of December 31, 2013, and December 31, 2012, we have reclassified as long-term debt $0 and $100 million, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Equipment Encumbrances – Equipment with a carrying value of approximately $2.9 billion at both December 31, 2013, and 2012 served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

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

Credit Facilities – On December 31, 2013, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during 2013. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in 2015 under a four year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At December 31, 2013, and December 31, 2012 (and at all times during the year), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2013, the debt-to-net-worth coverage ratio allowed us to carry up to $42.4 billion of debt (as defined in the facility), and we had $9.9 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During 2013, we did not issue or repay any commercial paper, and at December 31, 2013, and 2012, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $16.3 billion and $15.1 billion at December 31, 2013, and 2012, respectively.

Shelf Registration Statement and Significant New Borrowings – We filed an automatic shelf registration statement that became effective on February 8, 2013. The Board of Directors authorized the issuance of up to $4 billion of debt securities, replacing the $1.4 billion of authority remaining under our shelf registration filed in February 2010. SEC rules require UPC, a large accelerated filer, to file a new shelf registration statement every three years. Under the current shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

During 2013, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
March 15, 2013	$325 million of 2.75% Notes due April 15, 2023
$325 million of 4.25% Notes due April 15, 2043
October 25, 2013	$500 million of 4.75% Notes due December 15, 2043

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At December 31, 2013, we had remaining authority to issue up to $2.85 billion of debt securities under our shelf registration.

In May 2012, we borrowed $100 million under a 4-year-term bank loan (the loan). The loan has a floating rate based on London Interbank Offered Rates, plus a spread, and is prepayable in whole or in part without a premium prior to maturity. The agreement documenting the loan has provisions similar to our revolving credit facility, including identical debt-to-net-worth covenant and change of control provisions and similar customary default provisions. The agreement does not include any other financial restrictions, credit rating triggers, or any other provision that would require us to post collateral.

Subsequent Event – In 2014, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 10, 2014	$300 million of 2.25% Notes due February 15, 2019
$400 million of 3.75% Notes due March 15, 2024
$300 million of 4.85% Notes due June 15, 2044

Proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. As of February 7, 2014, we had remaining authority from our Board of Directors to issue up to $1.85 billion of debt securities under our shelf registration.

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

Debt Redemptions – On May 14, 2013, we redeemed all $40 million of our outstanding 5.65% Port of Corpus Christi Authority Revenue Refunding Bonds due December 1, 2022. The redemption resulted in an early extinguishment charge of $1 million in the second quarter of 2013.

On November 30, 2012, we redeemed all $450 million of our outstanding 5.45% notes due January 31, 2013. The redemption resulted in an early extinguishment charge of $4 million in the fourth quarter of 2012.

On April 28, 2012, we redeemed all $100 million of our outstanding 5.70% Tooele County, Utah Hazardous Waste Treatment Revenue Bonds due November 1, 2026. The redemption resulted in an early extinguishment charge of $2 million in the second quarter of 2012.

On December 19, 2011, we redeemed the remaining $175 million of our 6.5% notes due April 15, 2012, and all $300 million of our outstanding 6.125% notes due January 15, 2012. The redemptions resulted in an early extinguishment charge of $5 million in the fourth quarter of 2011.

Receivables Securitization Facility – As of December 31, 2013 and 2012, we recorded $0 and $100 million, respectively, as secured debt under our receivables securitization facility. (See further discussion of our receivables securitization facility in Note 10).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase price options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $3.3 billion as of December 31, 2013.

16. Leases

We lease certain locomotives, freight cars, and other property. The Consolidated Statements of Financial Position as of December 31, 2013 and 2012 included $2,486 million, net of $1,092 million of accumulated depreciation, and $2,467 million, net of $966 million of accumulated depreciation, respectively, for properties held under capital leases. A charge to income resulting from the depreciation for assets held under capital leases is included within depreciation expense in our Consolidated Statements of Income. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013, were as follows:

Millions	Operating Leases	Capital Leases
2014	$512	$272
2015	477	260
2016	438	239
2017	400	247
2018	332	225
Later years	1,907	957
Total minimum lease payments	$4,066	$2,200

Amount representing interest	N/A	(498)
Present value of minimum lease payments	N/A	$1,702

Approximately 94% of capital lease payments relate to locomotives. Rent expense for operating leases with terms exceeding one month was $618 million in 2013, $631 million in 2012, and $637 million in 2011. When cash rental payments are not made on a straight-line basis, we recognize variable rental expense on a straight-line basis over the lease term. Contingent rentals and sub-rentals are not significant.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 92% of the recorded liability is related to asserted claims and approximately 8% is related to unasserted claims at December 31, 2013. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $294 million to $322 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2013	2012	2011
Beginning balance	$334	$368	$426
Current year accruals	87	121	118
Changes in estimates for prior years	(38)	(58)	(71)
Payments	(89)	(97)	(105)
Ending balance at December 31	$294	$334	$368

Current portion, ending balance at December 31	$82	$95	$103

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 18% of the recorded liability related to asserted claims and approximately 82% related to unasserted claims at December 31, 2013. Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $131 million to $141 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.

Our asbestos-related liability activity was as follows:

Millions	2013	2012	2011
Beginning balance	$139	$147	$162
Accruals/(Credits)	2	(2)	(5)
Payments	(10)	(6)	(10)
Ending balance at December 31	$131	$139	$147

Current portion, ending balance at December 31	$9	$8	$8

In conjunction with the liability update performed in 2013, we also reassessed estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2013, and 2012. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; and there are material changes with respect to payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 268 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At December 31, 2013, and 2012, none of our environmental liability was discounted, while less than 1% of our environmental liability was discounted at 2.0% at December 31, 2011.

Our environmental liability activity was as follows:

Millions	2013	2012	2011 [a]
Beginning balance	$170	$172	$213
Accruals	58	48	29
Payments	(57)	(50)	(70)
Ending balance at December 31	$171	$170	$172

Current portion, ending balance at December 31	$53	$50	$50

[a]	Payments include $25 million to resolve the Omaha Lead Site liability.

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

Guarantees – At December 31, 2013, and 2012, we were contingently liable for $299 million and $307 million in guarantees. We have recorded a liability of $1 million and $2 million for the fair value of these obligations as of December 31, 2013, and 2012, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR under a 10-year agreement commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and, on September 28, 2011, the judge issued a tentative Statement of Decision, which concluded that SFPP owes back rent to UPRR for the years 2004 through 2011. On May 29, 2012, the court entered judgment, awarding UPRR back rent and prejudgment interest. SFPP is appealing the final judgment. A favorable final judgment may materially affect our results of operations in the period of any monetary recoveries; however, due to the uncertainty regarding the amount and timing of any recovery, including the outcome of SFPP’s appeal of this judgment or any subsequent proceeding, we consider this a gain contingency and do not reflect any amounts in the Condensed Consolidated Financial Statements as of December 31, 2013.

18. Share Repurchase Program

Effective April 1, 2011, our Board of Directors authorized the repurchase of 40 million shares of our common stock by March 31, 2014, replacing our previous repurchase program. As of December 31, 2013, we repurchased a total of $9.3 billion of our common stock since the commencement of our repurchase programs. The table below represents shares repurchased under this repurchase program.

	Number of Shares Purchased		Average Price Paid
	2013	2012	2013	2012
First quarter	2,881,400	3,917,369	$136.58	$110.64
Second quarter	3,061,470	3,770,528	151.42	110.02
Third quarter	3,666,894	3,098,812	156.77	122.13
Fourth quarter	4,929,055	2,033,750	159.36	121.81
Total	14,538,819	12,820,459	$152.52	$115.01

On November 21, 2013, our Board of Directors approved the early renewal of the share repurchase program, authorizing the repurchase of up to 60 million shares of common stock by December 31, 2017. The new authorization was effective January 1, 2014, and replaces the previous authorization, which expired on December 31, 2013, three months earlier than its original expiration date.

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

19. Selected Quarterly Data (Unaudited)

Millions, Except Per Share Amounts
2013	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Operating revenues	$5,290	$5,470	$5,573	$5,630
Operating income	1,633	1,878	1,962	1,973
Net income	957	1,106	1,151	1,174
Net income per share:
Basic	2.05	2.38	2.49	2.56
Diluted	2.03	2.37	2.48	2.55

Millions, Except Per Share Amounts
2012	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Operating revenues	$5,112	$5,221	$5,343	$5,250
Operating income	1,510	1,724	1,786	1,725
Net income	863	1,002	1,042	1,036
Net income per share:
Basic	1.81	2.11	2.21	2.21
Diluted	1.79	2.10	2.19	2.19

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on our assessment, management believes that, as of December 31, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on the next page.

February 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation:

We have audited the internal control over financial reporting of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Corporation and our report dated February 7, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

Omaha, Nebraska

February 7, 2014

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

Item 11. Executive Compensation

Information concerning compensation received by our directors and our named executive officers is presented in the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in Fiscal Year 2013, Outstanding Equity Awards at 2013 Fiscal Year-End, Option Exercises and Stock Vested in Fiscal Year 2013, Pension Benefits at 2013 Fiscal Year-End, Nonqualified Deferred Compensation at 2013 Fiscal Year-End, Potential Payments Upon Termination or Change in Control and Director Compensation in Fiscal Year 2013 segments of the Proxy Statement and is incorporated herein by reference. Additional information regarding compensation of directors, including Board committee members, is set forth in the By-Laws of UPC and the Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, both of which are included as exhibits to this report. Information regarding the Compensation and Benefits Committee is set forth in the Compensation Committee Interlocks and Insider Participation and Compensation Committee Report segments of the Proxy Statement and is incorporated herein by reference.

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

The following table summarizes the equity compensation plans under which UPC common stock may be issued as of December 31, 2013:

	Column (a)	Column (b)	Column (c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,102,375 [1]	$62.46 [2]	39,787,448

Total	5,102,375	$62.46	39,787,448

[1]	Includes 1,380,778 retention units that do not have an exercise price. Does not include 1,444,456 retention shares that have been issued and are outstanding.

[2]	Does not include the retention units or retention shares described above in footnote 1.

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

The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8, on page 48.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of February, 2014.

UNION PACIFIC CORPORATION

By  /s/ John J. Koraleski

      John J. Koraleski,

      President and

      Chief Executive Officer

      Union Pacific Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 7th day of February, 2014, by the following persons on behalf of the registrant and in the capacities indicated.

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

* By  /s/ James J. Theisen, Jr.

        James J. Theisen, Jr., Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2013	2012	2011
Allowance for doubtful accounts:
Balance, beginning of period	$37	$50	$56
Charges/(reduction) to expense	(4)	(1)	-
Net recoveries/(write-offs)	(10)	(12)	(6)
Balance, end of period	$23	$37	$50

Allowance for doubtful accounts are presented in the Consolidated Statements of Financial Position as follows:
Current	$1	$4	$9
Long-term	22	33	41
Balance, end of period	$23	$37	$50

Accrued casualty costs:
Balance, beginning of period	$734	$778	$905
Charges to expense	188	190	110
Cash payments and other reductions	(220)	(234)	(237)
Balance, end of period	$702	$734	$778

Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$207	$213	$249
Long-term	495	521	529
Balance, end of period	$702	$734	$778

UNION PACIFIC CORPORATION

Exhibit Index

Exhibit No.	Description

Filed with this Statement

10(a)	Form of Performance Stock Unit Agreement dated February 6, 2014.

10(b)	Form of Stock Unit Agreement for Executives dated February 6, 2014.

10(c)	Form of Non-Qualified Stock Option Agreement for Executives dated February 6, 2014.

10(d)	Union Pacific Corporation Key Employee Continuity Plan, as amended February 6, 2014.

10(e)	Deferred Compensation Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, as amended December 16, 2013.

12	Ratio of Earnings to Fixed Charges.

21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.

23	Independent Registered Public Accounting Firm’s Consent.

24	Powers of attorney executed by the directors of UPC.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – John J. Koraleski.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – John J. Koraleski and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (filed with the SEC on February 7, 2014), is formatted in XBRL and submitted electronically herewith: (i) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Statements of Financial Position at December 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to the Consolidated Financial Statements.

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

4(c)	Form of 2.250% Notes due 2019 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated January 10, 2014.

4(d)	Form of 3.750% Note due 2024 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated January 10, 2014.

4(e)	Form of 4.850% due 2044 is incorporated by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated January 10, 2014.

4(f)	Form of 4.750% Note due 2043 is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current report on Form 8-K dated October 28, 2013.

4(g)	Form of 2.750% Note due 2023 is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 15, 2013.

4(h)	Form of 4.250% Note due 2043 is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated March 15, 2013.

Certain instruments evidencing long-term indebtedness of UPC are not filed as exhibits because the total amount of securities authorized under any single such instrument does not exceed 10% of the Corporation’s total consolidated assets. UPC agrees to furnish the Commission with a copy of any such instrument upon request by the Commission.

10(f)

Supplemental Thrift Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, as amended March 1, 2013, is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10(g)

Supplemental Thrift Plan (409A Grandfathered Component) of Union Pacific Corporation, as amended March 1, 2013, is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10(h)

Supplemental Pension Plan for Officers and Managers (409A Non-Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended February 1, 2013, and March 1, 2013, is incorporated herein by reference to Exhibit 10(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10(i)

Supplemental Pension Plan for Officers and Managers (409A Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended February 1, 2013, and March 1, 2013 is incorporated herein by reference to Exhibit 10(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10(j)

Union Pacific Corporation Executive Incentive Plan, effective May 5, 2005, amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10(g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(k)

Deferred Compensation Plan (409A Grandfathered Component) of Union Pacific Corporation, as amended March 1, 2013, is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

10(o)	Union Pacific Corporation 2013 Stock Incentive Plan, effective May 16, 2013, is incorporated herein by reference to Exhibit 4.3 to the Corporation’s Form S-8 dated May 17, 2013.

10(p)	UPC 2004 Stock Incentive Plan amended March 1, 2013,, is incorporated herein by reference to Exhibit 10(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10(q)	UPC 2001 Stock Incentive Plan, as amended March 1, 2013, is incorporated herein by reference to Exhibit 10(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

10(w)	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

10(x)	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

10(y)	Form of 2011 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(z)	Form of 2012 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

10(aa)	Form of 2013 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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