Form 10-Q
period 2014-03-31
UNION PACIFIC CORP
filed 2014-04-17
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

☐  Yes             ☑  No

As of April 11, 2014, there were 452,911,741 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2014	2013
Operating revenues:
Freight revenues	$5,286	$4,984
Other revenues	352	306
Total operating revenues	5,638	5,290

Operating expenses:
Compensation and benefits	1,254	1,216
Fuel	921	900
Purchased services and materials	607	557
Depreciation	464	434
Equipment and other rents	312	313
Other	226	237
Total operating expenses	3,784	3,657

Operating income	1,854	1,633
Other income (Note 5)	38	40
Interest expense	(133)	(128)
Income before income taxes	1,759	1,545
Income taxes	(671)	(588)
Net income	$1,088	$957

Share and Per Share (Note 7):
Earnings per share - basic	$2.40	$2.05
Earnings per share - diluted	$2.38	$2.03
Weighted average number of shares - basic	454.1	467.8
Weighted average number of shares - diluted	456.2	470.5
Dividends declared per share	$0.91	$0.69

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended March 31,	2014	2013
Net income	$1,088	$957

Other comprehensive income/(loss):
Defined benefit plans	20	14
Foreign currency translation	(4)	3
Total other comprehensive income/(loss) [a]	16	17

Comprehensive income	$1,104	$974

[a]	Net of deferred taxes of $5 million and $12 million during the three months ended March 31, 2014, and 2013, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,857	$ 1,432
Accounts receivable, net (Note 9)	1,542	1,414
Materials and supplies	705	653
Current deferred income taxes	259	268
Other current assets	316	223
Total current assets	4,679	3,990

Investments	1,344	1,321
Net properties (Note 10)	44,189	43,749
Other assets	686	671
Total assets	$50,898	$ 49,731

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 11)	$3,556	$ 3,086
Debt due within one year (Note 13)	632	705
Total current liabilities	4,188	3,791

Debt due after one year (Note 13)	9,544	8,872
Deferred income taxes	14,229	14,163
Other long-term liabilities	1,665	1,680
Commitments and contingencies (Note 15)
Total liabilities	29,626	28,506

Common shareholders’ equity:
Common shares, $2.50 par value, 800,000,000 authorized;
555,066,436 and 554,828,826 issued; 453,006,906 and 456,000,998
outstanding, respectively	1,388	1,387
Paid-in-surplus	4,233	4,210
Retained earnings	25,962	25,288
Treasury stock	(9,577)	(8,910)
Accumulated other comprehensive loss (Note 8)	(734)	(750)
Total common shareholders’ equity	21,272	21,225

Total liabilities and common shareholders’ equity	$50,898	$ 49,731

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended March 31,	2014	2013
Operating Activities
Net income	$1,088	$957
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	464	434
Deferred income taxes and unrecognized tax benefits	75	184
Other operating activities, net	(57)	4
Changes in current assets and liabilities:
Accounts receivable, net	(128)	(181)
Materials and supplies	(52)	5
Other current assets	(93)	(14)
Accounts payable and other current liabilities	84	(82)
Income and other taxes payable	386	217
Cash provided by operating activities	1,767	1,524
Investing Activities
Capital investments	(893)	(782)
Proceeds from asset sales	27	17
Other investing activities, net	(39)	(35)
Cash used in investing activities	(905)	(800)
Financing Activities
Debt issued (Note 13)	995	944
Common share repurchases (Note 16)	(644)	(374)
Debt repaid	(402)	(83)
Dividends paid	(363)	(323)
Other financing activities, net	(23)	(34)
Cash (used in)/provided by financing activities	(437)	130
Net change in cash and cash equivalents	425	854
Cash and cash equivalents at beginning of year	1,432	1,063
Cash and cash equivalents at end of period	$1,857	$1,917
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$407	$318
Capital investments accrued but not yet paid	109	107
Common shares repurchased but not yet paid	39	20
Cash paid for:
Income taxes, net of refunds	$(146)	$(39)
Interest, net of amounts capitalized	(178)	(179)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2013	554.6	(85.1)	$1,386	$4,113	$22,271	$(6,707)	$(1,186)	$19,877
Net income			-	-	957	-	-	957
Other comp. income			-	-	-	-	17	17
Conversion, stock option exercises, forfeitures, and other	0.2	0.3	1	21	-	(12)	-	10
Share repurchases (Note 16)	-	(2.9)	-	-	-	(394)	-	(394)
Cash dividends declared ($0.69 per share)	-	-	-	-	(323)	-	-	(323)
Balance at March 31, 2013	554.8	(87.7)	$1,387	$4,134	$22,905	$(7,113)	$(1,169)	$20,144

Balance at January 1, 2014	554.8	(98.8)	$1,387	$4,210	$25,288	$(8,910)	$(750)	$21,225
Net income			-	-	1,088	-	-	1,088
Other comp. income			-	-	-	-	16	16
Conversion, stock option exercises, forfeitures, and other	0.3	0.5	1	23	-	16	-	40
Share repurchases (Note 16)	-	(3.8)	-	-	-	(683)	-	(683)
Cash dividends declared ($0.91 per share)	-	-	-	-	(414)	-	-	(414)
Balance at March 31, 2014	555.1	(102.1)	$1,388	$4,233	$25,962	$(9,577)	$(734)	$21,272

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 8)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2013, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2013 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results for the entire year ending December 31, 2014.

The Condensed Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Certain prior period amounts have been disaggregated to provide more detail and conform to the current period financial statement presentation.

2. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions, for the Three Months Ended March 31,	2014	2013
Agricultural	$910	$784
Automotive	488	487
Chemicals	893	873
Coal	961	936
Industrial Products	1,011	916
Intermodal	1,023	988
Total freight revenues	$5,286	$4,984
Other revenues	352	306
Total operating revenues	$5,638	$5,290

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are revenues from our Mexico business which amounted to $540 million and $505 million, respectively for the three months ended March 31, 2014, and March 31, 2013.

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

Millions, for the Three Months Ended March 31,	2014	2013
Stock-based compensation, before tax:
Stock options	$6	$4
Retention awards	29	21
Total stock-based compensation, before tax	$35	$25

Excess tax benefits from equity compensation plans	$60	$46

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2014	2013
Risk-free interest rate	1.6%	0.8%
Dividend yield	2.1%	2.1%
Expected life (years)	5.2	5.0
Volatility	30.0%	36.2%
Weighted-average grant-date fair value of options granted	$40.35	$34.98

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

A summary of stock option activity during the three months ended March 31, 2014, is presented below:

	Options (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2014	3,722	$80.14	5.8 yrs.	$327
Granted	494	175.12	N/A	N/A
Exercised	(308)	70.47	N/A	N/A
Forfeited or expired	(2)	126.11	N/A	N/A
Outstanding at March 31, 2014	3,906	$92.89	6.0	$370

Vested or expected to vest at March 31, 2014	3,874	$92.41	6.0	$369

Options exercisable at March 31, 2014	2,842	$71.88	4.9	$329

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at March 31, 2014, are subject to performance or market-based vesting conditions.

At March 31, 2014, there was $29 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years. Additional information regarding stock option exercises appears in the table below:

Millions, for the Three Months Ended March 31,	2014	2013
Intrinsic value of stock options exercised	$34	$28
Cash received from option exercises	18	14
Treasury shares repurchased for employee payroll taxes	(7)	(5)
Tax benefit realized from option exercises	13	11
Aggregate grant-date fair value of stock options vested	17	16

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2014, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,856	$ 98.04
Granted	411	175.12
Vested	(532)	62.13
Forfeited	(10)	108.69
Nonvested at March 31, 2014	1,725	$ 127.42

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At March 31, 2014, there was $124 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.3 years.

Performance Retention Awards – In February 2014, our Board of Directors approved performance stock unit grants. Other than different performance targets, the basic terms of these performance stock units are identical to those granted in February 2012, and February 2013, including using annual return on invested capital (ROIC) as the performance measure. We define ROIC as net operating profit adjusted for interest expense (including interest on the present value of operating leases) and taxes on interest divided by average invested capital adjusted for the present value of operating leases.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2014, grant were as follows:

2014
Dividend per share per quarter	$0.91
Risk-free interest rate at date of grant	0.7%

Changes in our performance retention awards during the three months ended March 31, 2014, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	944	$ 107.40
Granted	228	166.11
Vested	(331)	89.87
Forfeited	(4)	117.61
Nonvested at March 31, 2014	837	$ 130.28

At March 31, 2014, there was $62 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.7 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the three months ended March 31:

	Pension		OPEB
Millions	2014	2013	2014	2013
Service cost	$18	$19	$1	$1
Interest cost	39	33	4	3
Expected return on plan assets	(58)	(51)	-	-
Amortization of:
Prior service credit	-	-	(3)	(4)
Actuarial loss	17	26	2	4
Net periodic pension cost	$16	$27	$4	$4

Cash Contributions

For the three months ended March 31, 2014, we have not made any cash contributions to the qualified pension plan. Any contributions made during 2014 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2014, we do not have minimum cash funding requirements for 2014.

5. Other Income

Other income included the following:

Millions, for the Three Months Ended March 31,	2014	2013
Rental income [a]	$24	$37
Net gain on non-operating asset dispositions	4	4
Interest income	1	1
Non-operating environmental costs and other [b]	9	(2)
Total	$38	$40

[a]	2013 includes $17 million related to a land lease contract settlement.
[b]	2014 includes $14 million related to the sale of a permanent easement.

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

In the fourth quarter of 2013, we reached an agreement in principle with the IRS to resolve all of the issues related to tax years 2005 through 2008, with the exception of interest calculations. We anticipate signing a closing agreement with the IRS for these years within the next 12 months. When signed, this closing agreement will not have a material effect on our consolidated results of operations, financial condition or liquidity.

At March 31, 2014, we had a net liability for unrecognized tax benefits of $61 million. Of that amount, $26 million is classified as a current liability in the Condensed Consolidated Statements of Financial Position.

7. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2014	2013
Net income	$1,088	$957

Weighted-average number of shares outstanding:
Basic	454.1	467.8
Dilutive effect of stock options	1.2	1.4
Dilutive effect of retention shares and units	0.9	1.3
Diluted	456.2	470.5

Earnings per share – basic	$2.40	$2.05
Earnings per share – diluted	$2.38	$2.03
Stock options excluded as their inclusion would be anti-dilutive	0.3	0.4

8. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2014, and 2013, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Derivatives	Total
Balance at January 1, 2014	$(713)	$(37)	$-	$(750)
Other comprehensive income/(loss) before reclassifications	10	(4)	-	6
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	10	-	-	10
Net year-to-date other comprehensive income/(loss), net of taxes of $5 million	20	(4)	-	16
Balance at March 31, 2014	$(693)	$(41)	$-	$(734)

Balance at January 1, 2013	$(1,149)	$(36)	$(1)	$(1,186)
Other comprehensive income/(loss) before reclassifications	(2)	3	-	1
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	16	-	-	16
Net year-to-date other comprehensive income/(loss), net of taxes of $12 million	14	3	-	17
Balance at March 31, 2013	$(1,135)	$(33)	$(1)	$(1,169)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 4 Retirement Plans for additional details.

9. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At both March 31, 2014, and December 31, 2013, our accounts receivable were reduced by $1 million. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At March 31, 2014, and December 31, 2013, receivables classified as other assets were reduced by allowances of $21 million and $22 million, respectively.

Receivables Securitization Facility – The Railroad maintains a $600 million, 364-day receivables securitization facility under which it sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

No amount was outstanding under the facility at both March 31, 2014, and December 31, 2013. The facility was supported by $1.2 billion and $1.1 billion of accounts receivable as collateral at March 31, 2014, and December 31, 2013, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuing costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended March 31, 2014, and 2013.

In July 2013, the $600 million receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

10. Properties

The following tables list the major categories of property and equipment, as well as the weighted average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life As of March 31, 2014	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,128	$	N/A	$5,128	N/A

Road:
Rail and other track material	14,053		5,048	9,005	33
Ties	8,881		2,357	6,524	33
Ballast	4,663		1,195	3,468	34
Other roadway [a]	15,737		2,784	12,953	48
Total road	43,334		11,384	31,950	N/A

Equipment:
Locomotives	7,724		3,544	4,180	20
Freight cars	2,079		990	1,089	25
Work equipment and other	559		126	433	18
Total equipment	10,362		4,660	5,702	N/A

Technology and other	797		286	511	11
Construction in progress	898		-	898	N/A
Total	$60,519		$16,330	$44,189	N/A

Millions, Except Estimated Useful Life As of December 31, 2013	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,120	$	N/A	$5,120	N/A

Road:
Rail and other track material	13,861		4,970	8,891	35
Ties	8,785		2,310	6,475	33
Ballast	4,621		1,171	3,450	34
Other roadway [a]	15,596		2,726	12,870	48
Total road	42,863		11,177	31,686	N/A

Equipment:
Locomotives	7,518		3,481	4,037	20
Freight cars	2,085		1,000	1,085	25
Work equipment and other	561		119	442	18
Total equipment	10,164		4,600	5,564	N/A

Technology and other	711		286	425	10
Construction in progress	954		-	954	N/A
Total	$59,812		$16,063	$43,749	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

11. Accounts Payable and Other Current Liabilities

Millions	Mar. 31, 2014	Dec. 31, 2013
Accounts payable	$888	$803
Income and other taxes payable	877	491
Dividends payable	407	356
Accrued wages and vacation	395	385
Accrued casualty costs	204	207
Interest payable	130	169
Equipment rents payable	101	96
Other	554	579
Total accounts payable and other current liabilities	$3,556	$3,086

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At both March 31, 2014, and December 31, 2013, we had reductions of $1 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014, for a cash flow hedge that was settled in 2004. As of March 31, 2014, and December 31, 2013, we had no interest rate cash flow hedges outstanding.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At March 31, 2014, the fair value of total debt was $11.1 billion, approximately $0.9 billion more than the carrying value. At December 31, 2013, the fair value of total debt was $10.2 billion, approximately $0.6 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At both March 31, 2014, and December 31, 2013, approximately $163 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

13. Debt

Credit Facilities – At March 31, 2014, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility at any time during the three months ended March 31, 2014. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in 2015 under a four-year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At March 31, 2014, and December 31, 2013 (and at all times during the first quarter), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2014, the debt-to-net-worth coverage ratio allowed us to carry up to $43 billion of debt (as defined in the facility), and we had $10.5 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2014, we did not issue or repay any commercial paper, and at March 31, 2014, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

During the three months ended March 31, 2014, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 10, 2014	$300 million of 2.25% Notes due February 15, 2019
$400 million of 3.75% Notes due March 15, 2024
$300 million of 4.85% Notes due June 15, 2044

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At March 31, 2014, we had remaining authority to issue up to $1.85 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of March 31, 2014, and December 31, 2013, no amount was outstanding under our receivables securitization facility. See further discussion of our receivables securitization facility in Note 9.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase price options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $3.2 billion as of March 31, 2014.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 92% of the recorded liability is related to asserted claims and approximately 8% is related to unasserted claims at March 31, 2014. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $294 million to $322 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Three Months Ended March 31,	2014	2013
Beginning balance	$294	$334
Current year accruals	23	27
Changes in estimates for prior years	(6)	(8)
Payments	(17)	(18)
Ending balance at March 31	$294	$335

Current portion, ending balance at March 31	$78	$97

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 20% of the recorded liability related to asserted claims and approximately 80% related to unasserted claims at March 31, 2014.

Our asbestos-related liability activity was as follows:

Millions, for the Three Months Ended March 31,	2014	2013
Beginning balance	$131	$139
Accruals	-	-
Payments	(2)	(3)
Ending balance at March 31	$129	$136

Current portion, ending balance at March 31	$9	$9

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at March 31, 2014, and December 31, 2013.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 269 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At both March 31, 2014, and December 31, 2013, none of our environmental liability was discounted.

Our environmental liability activity was as follows:

Millions, for the Three Months Ended March 31,	2014	2013
Beginning balance	$171	$170
Accruals	6	7
Payments	(11)	(11)
Ending balance at March 31	$166	$166

Current portion, ending balance at March 31	$52	$50

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

Guarantees – At both March 31, 2014, and December 31, 2013, we were contingently liable for guarantees of $299 million. We have recorded a liability of $1 million for the fair value of these obligations as of both March 31, 2014, and December 31, 2013. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At March 31, 2014, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $4 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR under a 10-year agreement commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and, on September 28, 2011, the judge issued a tentative Statement of Decision, which concluded that SFPP owes back rent to UPRR for the years 2004 through 2011. On May 29, 2012, the court entered judgment, awarding UPRR back rent and prejudgment interest. SFPP is appealing the final judgment. A favorable final judgment may materially affect our results of operations in the period of any monetary recoveries; however, due to the uncertainty regarding the amount and timing of any recovery, including the outcome of SFPP’s appeal of this judgment or any subsequent proceeding, we consider this a gain contingency and do not reflect any amounts in the Condensed Consolidated Financial Statements as of March 31, 2014.

16. Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 60 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of March 31, 2014, we repurchased a total of $10.0 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased in the first quarter of 2013 under our previous repurchase program, and shares repurchased in the first quarter of 2014 under the new program.

	Number of Shares Purchased		Average Price Paid
	2014	2013	2014	2013
First quarter	3,820,000	2,881,400	$178.85	$136.58
Remaining number of shares that may be repurchased under current authority				56,180,000

Management’s assessments of market conditions and other pertinent factors guide the timing and volume of all repurchases. We expect to fund any share repurchases under this program through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014, Compared to

Three Months Ended March 31, 2013

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2013 Annual

Report on Form 10-K. There have not been any significant changes with respect to these policies during the first three months of 2014.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $2.38 per diluted share on net income of $1.1 billion in the first quarter of 2014 compared to earnings of $2.03 per diluted share on net income of $1.0 billion for the first quarter of 2013. Freight revenues increased 6%, or $302 million, in the first quarter compared to the same period in 2013 driven by 5% volume growth and higher average revenue per car (ARC) due to core pricing gains. Volume growth in grain, coal, domestic intermodal, frac sand and rock offset declines in international intermodal and crude oil. Despite incremental cost increases due to the severe winter, the first quarter of 2014 generated record financial results, reflecting our ability to leverage additional volumes and the impact of improved pricing and lower fuel prices.

As reported to the Association of American Railroads (AAR), average train speed decreased 7% and average terminal dwell time increased 12% during the first quarter of 2014 compared to 2013. The results were driven by severe winter weather, impacting all major U.S. and Canadian railroads, and increased demand. Moderating weather, along with effective deployment of surge resources, improved the fluidity of the network late in the quarter.

Operating Revenues

Millions, for the Three Months Ended March 31,	2014	2013	% Change
Freight revenues	$5,286	$4,984	6%
Other revenues	352	306	15
Total	$5,638	$5,290	7%

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

Freight revenues for all six commodity groups increased during the first quarter of 2014 compared to 2013 as a result of economic improvements in certain market sectors. Volume levels increased for five of the six commodity groups, with particularly strong growth in agricultural products and industrial products. ARC increased 1% during the period driven by pricing gains.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $651 million in the first quarter of 2014, compared to $636 million in the same period of 2013. Higher fuel surcharge recoveries were driven by increased volume partially offset by the lower fuel prices and the lag impact of our fuel surcharge programs (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

In the first quarter of 2014, other revenues increased from 2013 due to higher revenues at our subsidiaries, primarily those that broker intermodal and automotive services, and accessorial revenue.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues Millions, for the Three Months Ended March 31,	2014	2013	% Change
Agricultural	$910	$784	16%
Automotive	488	487	-
Chemicals	893	873	2
Coal	961	936	3
Industrial Products	1,011	916	10
Intermodal	1,023	988	4
Total	$5,286	$4,984	6%

Revenue Carloads Thousands, for the Three Months Ended March 31,	2014	2013	% Change
Agricultural	239	212	13%
Automotive	188	184	2
Chemicals	270	271	-
Coal	430	402	7
Industrial Products	314	289	9
Intermodal [a]	833	810	3
Total	2,274	2,168	5%

Average Revenue per Car for the Three Months Ended March 31,	2014	2013	% Change
Agricultural	$3,815	$3,694	3%
Automotive	2,591	2,648	(2)
Chemicals	3,307	3,225	3
Coal	2,236	2,329	(4)
Industrial Products	3,218	3,174	1
Intermodal [a]	1,227	1,219	1
Average	$2,324	$2,299	1%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Higher volume and price increases drove the increase in freight revenue from agricultural shipments in the first quarter of 2014 versus 2013. Grain shipments increased 39% in the first quarter of 2014 versus 2013, reflecting the impact of the severe drought in 2012 that affected territory served by us during the first quarter of 2013. Higher grain exports also drove the increase in grain shipments.

Automotive – Freight revenue from automotive shipments increased slightly compared to the first quarter of 2013. Declines in shipments of finished vehicles partially offset core price improvements and more shipments of automotive parts. Winter weather negatively impacted vehicle sales and shipments of finished vehicles, while volume for automotive parts increased from the first quarter of 2013 driven by continued strength in production.

Chemicals – Core price improvements increased freight revenue from chemicals in the first quarter of 2014 versus 2013. Shipments of industrial chemicals increased due to continuing strong demand in the drilling market in the first quarter of 2014. Shipments of crude oil from the Bakken, Permian and Eagle Ford shale formations to the Gulf area declined as crude to diesel spread differentials and the growing Gulf supply have displaced some of the shipments, previously moving to the Gulf area, to the East Coast.

Coal – Higher volume, partially offset by lower ARC driven by negative business mix, increased freight revenue from coal shipments in the first quarter of 2014 compared to 2013. Severe winter weather conditions, low inventories at utilities and higher natural gas prices drove the increase in coal volume. Shipments from Southern Powder River Basin (SPRB) and Colorado and Utah mines increased 3% and 12%, respectively, from the first quarter of 2013.

Industrial Products – Volume growth and core pricing gains increased freight revenue from industrial products in the first quarter of 2014 versus 2013. Shipments of non-metallic minerals (primarily frac sand) grew as a result of drilling activity for energy products. Additionally, growth in construction-related materials increased from the first quarter of 2013. Pricing gains were partially offset by a shift in business mix, including traffic with shorter lengths of haul impacting ARC.

Intermodal – Increased shipments and core pricing improvement drove higher freight revenue from intermodal shipments in the first quarter of 2014 compared to the same period in 2013. First quarter volume levels from domestic traffic increased 8% versus the first quarter of 2013 driven by continued conversions from trucks and new premium services. International traffic for the quarter was down 1% compared to a strong prior year as severe weather negatively impacted consumer demand.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 7% to $540 million in the first quarter of 2014 versus the same period in 2013. Volume levels increased 8% from the first quarter of 2013, as increases in agricultural products, automotive, intermodal and chemicals more than offset declines in coal and industrial products.

Operating Expenses

Millions, for the Three Months Ended March 31,	2014	2013	% Change
Compensation and benefits	$1,254	$1,216	3%
Fuel	921	900	2
Purchased services and materials	607	557	9
Depreciation	464	434	7
Equipment and other rents	312	313	-
Other	226	237	(5)
Total	$3,784	$3,657	3%

Operating expenses increased $127 million in the first quarter of 2014 versus the comparable period in 2013. Volume related expenses (including fuel), depreciation, wage and benefit inflation, and locomotive and freight car materials contributed to higher expenses during the period. In the first quarter of 2014, lower fuel price and damaged freight and equipment expense partially offset these increases. In addition, weather related costs increased expenses by approximately $35 million for the first quarter of 2014.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Volume-related expenses from a larger train and engine work force, weather related costs, and general wage and benefit inflation drove the 3% increase versus the first quarter of 2013.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel costs were higher as gross-ton miles increased 5% in the first quarter. The fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands, increased slightly compared to the first quarter of 2013. Increases in heavier, more fuel-efficient shipments, which generally move from a single source to a single destination, drove the gross-ton-mile increase and kept the fuel consumption rate essentially flat despite negative operational impacts of severe winter weather. Locomotive diesel fuel prices, which averaged $3.12 per gallon (including taxes and transportation costs) in the first quarter of 2014, compared to $3.23 per gallon in the same period in 2013, decreased expenses by $30 million.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services increased 6% compared to the first quarter of 2013, primarily due to volume-related expense incurred by our logistics subsidiaries for external transportation; increased crew transportation and lodging due to volume and weather; and snow removal. Locomotive and freight car material expenses increased in the first quarter of 2014 compared to the first quarter of 2013, due to additional volumes including equipment taken out of storage to support operational issues caused by weather conditions and demand.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher ongoing capital spending, increased depreciation expense in the first quarter of 2014 compared to 2013.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. More intermodal and automotive shipments and longer cycle times increased short-term freight car rental expense in the first quarter of 2014, compared to 2013. Conversely, lower container lease expense offset the higher freight car rental expense as we exercised purchase options on some of our leased equipment.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs in the first quarter decreased from 2013 as lower freight and equipment damage, environmental, and personal injury expense more than offset higher utility costs.

Non-Operating Items

Millions, for the Three Months Ended March 31,	2014	2013	% Change
Other income	$38	$ 40	(5)
Interest expense	(133)	(128)	4
Income taxes	(671)	(588)	14%

Other Income – Other income decreased in the first quarter of 2014 versus the same period of 2013 as the $17 million received from a settlement of a land lease arrangement in 2013 more than offset an increase due to the sale of a permanent easement in the first quarter of 2014.

Interest Expense – Interest expense increased in the first quarter of 2014 versus 2013 due to an increased weighted-average debt level of $10.1 billion in 2014 versus $9.3 billion in 2013.

Income Taxes – Higher pre-tax income increased income taxes in the first quarter of 2014 compared to 2013. Our effective tax rate for both periods was 38.1%.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Association of American Railroads (AAR). We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

For the Three Months Ended March 31,	2014	2013	% Change
Average train speed (miles per hour)	24.5	26.4	(7) %
Average terminal dwell time (hours)	30.7	27.4	12%
Gross ton-miles (billions)	240.2	227.7	5%
Revenue ton-miles (billions)	131.5	124.0	6%
Operating ratio	67.1	69.1	(2.0) pts
Employees (average)	46,166	46,437	(1) %

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the Association of American Railroads (AAR), decreased 7% in the first quarter of 2014 versus the first quarter of 2013. Severe weather conditions impacting all major U.S. and Canadian railroads, volume increases and continuing shifts of traffic to areas that are operating closer to current capacity drove this decline.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 12% in the first quarter of 2014 compared to the first quarter of 2013, reflecting the impact of winter weather and higher volumes.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles increased 5% and 6%, respectively, during the first quarter of 2014 compared to 2013, driven by a 5% increase in carloadings.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio improved 2.0 points to a first quarter record of 67.1% in 2014 versus the same period of 2013. Core pricing gains and productivity more than offset the impact of higher volume, weather costs, and inflation.

Employees – Employee levels decreased 1% in the first quarter of 2014 compared to the same period in 2013. The impact of weather reduced the amount of work we could perform on capital projects, which partially offset the larger train and engine work force required for higher volume levels. We successfully managed the growth of our full-time-equivalent train and engine force levels at a rate less than our carload growth in the first quarter of 2014 compared to the same period in 2013.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	Mar. 31, 2014	Dec. 31, 2013
Debt (a)	$10,176	$9,577
Equity	21,272	21,225
Capital (b)	$31,448	$30,802
Debt to capital (a/b)	32.4%	31.1%

Millions, Except Percentages	Mar. 31, 2014	Dec. 31, 2013
Debt	$10,176	$9,577
Net present value of operating leases	2,946	3,057
Unfunded pension and OPEB	154	170
Adjusted debt (a)	13,276	12,804
Equity	21,272	21,225
Adjusted capital (b)	$34,548	$34,029
Adjusted debt to capital (a/b)	38.4%	37.6%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 5.6% at March 31, 2014, and 5.7% at December 31, 2013. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows Millions, for the Three Months Ended March 31	2014	2013
Cash provided by operating activities	$1,767	$1,524
Cash used in investing activities	(905)	(800)
Cash (used in)/provided by financing activities	(437)	130
Net change in cash and cash equivalents	$425	$854

Operating Activities

Higher net income in the first three months of 2014 increased cash provided by operating activities compared to the same period of 2013.

Investing Activities

Higher capital investments in the first three months of 2014 drove the increase in cash used in investing activities compared to the same period in 2013.

The table below details cash capital investments:

Millions, for the Three Months Ended March 31,	2014	2013
Rail and other track material	$175	$174
Ties	95	112
Ballast	44	46
Other [a]	60	46
Total road infrastructure replacements	374	378

Line expansion and other capacity projects	108	93
Commercial facilities	46	19
Total capacity and commercial facilities	154	112

Locomotives and freight cars	227	150
Positive train control	87	96
Technology and other	51	46
Total cash capital investments	$893	$782

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Capital Plan

As previously announced, we intend to make new capital investments of approximately $3.9 billion under our capital plan in 2014, which we may revise if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased in the first three months of 2014 versus the same period of 2013, driven by higher dividend payments in 2014 of $363 million compared to $323 million in 2013, an increase of $319 million in debt repaid, and an increase of $270 million for the repurchase of shares under our common stock repurchase program.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Higher net income increased free cash flow in the first quarter of 2014.

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

Millions, for the Three Months Ended March 31,	2014	2013
Cash provided by operating activities	$1,767	$1,524
Cash used in investing activities	(905)	(800)
Dividends paid	(363)	(323)
Free cash flow	$499	$401

Credit Facilities – At March 31, 2014, we had $1.8 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility at any time during the three months ended March 31, 2014. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in 2015 under a four-year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At March 31, 2014, and December 31, 2013 (and at all times during the first quarter), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2014, the debt-to-net-worth coverage ratio allowed us to carry up to $43 billion of debt (as defined in the facility), and we had $10.5 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $75 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2014, we did not issue or repay any commercial paper, and at March 31, 2014, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

During the three months ended March 31, 2014, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 10, 2014	$300 million of 2.25% Notes due February 15, 2019
$400 million of 3.75% Notes due March 15, 2024
$300 million of 4.85% Notes due June 15, 2044

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At March 31, 2014, we had remaining authority to issue up to $1.85 billion of debt securities under our shelf registration.

Receivables Securitization Facility – The Railroad maintains a $600 million, 364-day receivables securitization facility under which it sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

No amount was outstanding under the facility at both March 31, 2014, and December 31, 2013. The facility was supported by $1.2 billion and $1.1 billion of accounts receivable as collateral at March 31, 2014, and December 31, 2013, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuing costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended March 31, 2014, and 2013.

In July 2013, the $600 million receivables securitization facility was renewed for an additional 364-day period at comparable terms and conditions.

Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 60 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of March 31, 2014, we repurchased a total of $10.0 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased in the first quarter of 2013 under our previous repurchase program, and shares repurchased in the first quarter of 2014 under the new program.

	Number of Shares Purchased		Average Price Paid
	2014	2013	2014	2013
First quarter	3,820,000	2,881,400	$178.85	$136.58
Remaining number of shares that may be repurchased under current authority				56,180,000

Management’s assessments of market conditions and other pertinent factors guide the timing and volume of all repurchases. We expect to fund any share repurchases under this program through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

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

The following tables identify material obligations and commitments as of March 31, 2014:

Contractual Obligations Millions		Apr. 1 through Dec. 31, 2014	Payments Due by Dec. 31,
	Total		2015	2016	2017	2018	After 2018	Other
Debt [a]	$15,686	$504	$690	$819	$852	$759	$12,062	$-
Operating leases [b]	3,893	320	482	445	404	334	1,908	-
Capital lease obligations [c]	2,033	144	242	242	242	223	940	-
Purchase obligations [d]	4,883	2,235	919	456	320	257	664	32
Other postretirement benefits [e]	426	31	42	43	44	45	221	-
Income tax contingencies [f]	61	26	-	-	-	-	-	35
Total contractual obligations	$26,982	$3,260	$2,375	$2,005	$1,862	$1,618	$15,795	$67

[a]	Excludes capital lease obligations of $1,615 million and unamortized discount of ($603) million. Includes an interest component of $6,522 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $418 million.

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

[f]

Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of March 31, 2014. For amounts where the year of settlement is uncertain, they are reflected in the Other column.

Other Commercial Commitments Millions		Apr. 1 through Dec. 31, 2014	Amount of Commitment Expiration by Dec. 31,
	Total		2015	2016	2017	2018	After 2018
Credit facilities [a]	$1,800	$-	$1,800	$-	$-	$-	$-
Receivables securitization facility [b]	600	600	-	-	-	-	-
Guarantees [c]	299	214	12	30	10	11	22
Standby letters of credit [d]	26	10	16	-	-	-	-
Total commercial commitments	$2,725	$824	$1,828	$30	$10	$11	$22

[a]	None of the credit facility was used as of March 31, 2014.

[b]	None of the receivables securitization facility was utilized at March 31, 2014. The full program matures in July 2014.

[c]	Includes guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations.

[d]	None of the letters of credit were drawn upon as of March 31, 2014.

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

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our 2013 Annual Report on Form 10-K, filed February 7, 2014, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2013 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to existing legal proceedings during the period covered by this report.

Environmental Matters

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7 of our 2013 Annual Report on Form 10-K.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2014:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jan. 1 through Jan. 31	1,034,083	$170.49	1,020,000	58,980,000
Feb. 1 through Feb. 28	1,520,379	176.72	1,330,000	57,650,000
Mar. 1 through Mar. 31	1,500,727	186.24	1,470,000	56,180,000
Total	4,055,189	$178.65	3,820,000	N/A

[a]

Total number of shares purchased during the quarter includes 235,189 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 60 million shares of our common stock by December 31, 2017. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $16.0 billion and $16.3 billion at March 31, 2014, and December 31, 2013, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2014 and 2013.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - John J. Koraleski.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – John J. Koraleski and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (filed with the SEC on April 17, 2014), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended March 31, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2014 and 2013, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2014 and 2013, and (vi) the Notes to the Condensed Consolidated Financial Statements.

Incorporated by Reference

3(a)

Revised Articles of Incorporation of UPC, as amended through June 27, 2011, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

3(b)	By-Laws of UPC, as amended, effective May 14, 2009, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated May 15, 2009.

4(a)	Form of 2.250% Note due 2019 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated January 10, 2014.

4(b)	Form of 3.750% Note due 2024 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated January 10, 2014.

4(c)	Form of 4.850% Note due 2044 is incorporated by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated January 10, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 17, 2014

UNION PACIFIC CORPORATION

(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)