Form 10-Q
period 2014-06-30
UNION PACIFIC CORP
filed 2014-07-25
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

☐  Yes             ☑  No

As of July 18, 2014, there were 897,427,875 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended June 30,	2014	2013
Operating revenues:
Freight revenues	$5,661	$5,153
Other revenues	354	317
Total operating revenues	6,015	5,470

Operating expenses:
Compensation and benefits	1,246	1,185
Fuel	923	863
Purchased services and materials	636	585
Depreciation	470	438
Equipment and other rents	316	302
Other	228	219
Total operating expenses	3,819	3,592

Operating income	2,196	1,878
Other income (Note 7)	22	23
Interest expense	(138)	(133)
Income before income taxes	2,080	1,768
Income taxes	(789)	(662)
Net income	$1,291	$1,106

Share and Per Share (Notes 4 and 9):
Earnings per share - basic	$1.43	$1.19
Earnings per share - diluted	$1.43	$1.18
Weighted average number of shares - basic	901.5	930.6
Weighted average number of shares - diluted	905.0	935.3
Dividends declared per share	$0.455	$0.345

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended June 30,	2014	2013
Net income	$1,291	$1,106

Other comprehensive income/(loss):
Defined benefit plans	11	17
Foreign currency translation	9	4
Total other comprehensive income/(loss) [a]	20	21

Comprehensive income	$1,311	$1,127

[a]	Net of deferred taxes of $12 million and $13 million during the three months ended June 30, 2014, and 2013, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Six Months Ended June 30,	2014	2013
Operating revenues:
Freight revenues	$10,947	$10,137
Other revenues	706	623
Total operating revenues	11,653	10,760

Operating expenses:
Compensation and benefits	2,500	2,401
Fuel	1,844	1,763
Purchased services and materials	1,243	1,142
Depreciation	934	872
Equipment and other rents	628	615
Other	454	456
Total operating expenses	7,603	7,249

Operating income	4,050	3,511
Other income (Note 7)	60	63
Interest expense	(271)	(261)
Income before income taxes	3,839	3,313
Income taxes	(1,460)	(1,250)
Net income	$2,379	$2,063

Share and Per Share (Notes 4 and 9):
Earnings per share - basic	$2.63	$2.21
Earnings per share - diluted	$2.62	$2.20
Weighted average number of shares - basic	904.8	933.1
Weighted average number of shares - diluted	908.7	938.1
Dividends declared per share	$0.91	$0.69

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Six Months Ended June 30,	2013	2012
Net income	$2,379	$2,063
Other comprehensive income/(loss):
Defined benefit plans	31	31
Foreign currency translation	5	7
Other comprehensive income/(loss) [a]	36	38

Comprehensive income	$2,415	$2,101

[a]	Net of deferred taxes of $17 million and $25 million during the six months ended June 30, 2014, and 2013, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,537	$1,432
Accounts receivable, net (Note 11)	1,666	1,414
Materials and supplies	739	653
Current deferred income taxes	239	268
Other current assets	322	223
Total current assets	4,503	3,990

Investments	1,369	1,321
Net properties (Note 12)	44,901	43,749
Other assets	789	671
Total assets	$51,562	$49,731

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 13)	$3,319	$3,086
Debt due within one year (Note 15)	458	705
Total current liabilities	3,777	3,791

Debt due after one year (Note 15)	10,385	8,872
Deferred income taxes	14,301	14,163
Other long-term liabilities	1,659	1,680
Commitments and contingencies (Note 17)
Total liabilities	30,122	28,506

Common shareholders’ equity (Note 4):
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,110,115,474 and 1,109,657,652 issued; 899,019,384 and 912,001,996
outstanding, respectively	2,775	2,774
Paid-in-surplus	4,269	4,210
Retained earnings	25,456	23,901
Treasury stock	(10,346)	(8,910)
Accumulated other comprehensive loss (Note 10)	(714)	(750)
Total common shareholders’ equity	21,440	21,225

Total liabilities and common shareholders’ equity	$51,562	$49,731

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Six Months Ended June 30,	2014	2013
Operating Activities
Net income	$2,379	$2,063
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	934	872
Deferred income taxes and unrecognized tax benefits	155	365
Other operating activities, net	(43)	(83)
Changes in current assets and liabilities:
Accounts receivable, net	(252)	(137)
Materials and supplies	(86)	6
Other current assets	(99)	(37)
Accounts payable and other current liabilities	233	169
Cash provided by operating activities	3,221	3,218
Investing Activities
Capital investments	(2,068)	(1,730)
Proceeds from asset sales	40	42
Other investing activities, net	(150)	(51)
Cash used in investing activities	(2,178)	(1,739)
Financing Activities
Debt issued (Note 15)	1,895	944
Common share repurchases (Note 18)	(1,450)	(833)
Dividends paid	(776)	(646)
Debt repaid	(640)	(139)
Other financing activities, net	33	(23)
Cash used in financing activities	(938)	(697)
Net change in cash and cash equivalents	105	782
Cash and cash equivalents at beginning of year	1,432	1,063
Cash and cash equivalents at end of period	$1,537	$1,845

Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$404	$316
Capital investments accrued but not yet paid	109	119
Common shares repurchased but not yet paid	39	24
Cash paid for:
Income taxes, net of refunds	$(1,229)	$(715)
Interest, net of amounts capitalized	(231)	(251)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2013 (Note 4)	1,109.1	(170.2)	$2,773	$4,113	$20,884	$(6,707)	$(1,186)	$19,877
Net income			-	-	2,063	-	-	2,063
Other comp. income			-	-	-	-	38	38
Conversion, stock option exercises, forfeitures, and other	0.6	1.1	1	49	-	(3)	-	47
Share repurchases (Note 18)	-	(11.9)	-	-	-	(857)	-	(857)
Cash dividends declared ($0.69 per share)	-	-	-	-	(644)	-	-	(644)
Balance at June 30, 2013	1,109.7	(181.0)	$2,774	$4,162	$22,303	$(7,567)	$(1,148)	$20,524

Balance at January 1, 2014 (Note 4)	1,109.7	(197.7)	$2,774	$4,210	$23,901	$(8,910)	$(750)	$21,225
Net income			-	-	2,379	-	-	2,379
Other comp. income			-	-	-	-	36	36
Conversion, stock option exercises, forfeitures, and other	0.4	2.6	1	59	-	53	-	113
Share repurchases (Note 18)	-	(16.0)	-	-	-	(1,489)	-	(1,489)
Cash dividends declared ($0.91 per share)	-	-	-	-	(824)	-	-	(824)
Balance at June 30, 2014	1,110.1	(211.1)	$2,775	$4,269	$25,456	$(10,346)	$(714)	$21,440

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 10)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2013, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2013 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2014, are not necessarily indicative of the results for the entire year ending December 31, 2014.

The Condensed Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Certain prior period amounts have been disaggregated to provide more detail and conform to the current period financial statement presentation.

2. Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. This standard is effective for annual reporting periods beginning after December 15, 2016. ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2014	2013	2014	2013
Agricultural	$934	$784	$1,844	$1,568
Automotive	545	534	1,033	1,021
Chemicals	913	890	1,806	1,763
Coal	989	975	1,950	1,911
Industrial Products	1,130	977	2,141	1,893
Intermodal	1,150	993	2,173	1,981
Total freight revenues	5,661	5,153	10,947	10,137
Other revenues	354	317	706	623
Total operating revenues	$6,015	$5,470	$11,653	$10,760

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are revenues from our Mexico business which amounted to $599 million and $519 million, respectively for the three months ended June 30, 2014, and June 30, 2013 and $1,139 million and $1,024 million, respectively for the six months ended June 30, 2014, and June 30, 2013.

4. Stock Split

On June 6, 2014, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. The stock split entitled all shareholders of record at the close of business on May 27, 2014, to receive one additional share of our common stock, par value $2.50 per share, for each share of common stock held on that date. All references to common shares and per share amounts have been retroactively adjusted to reflect the stock split for all periods presented.

5. Stock-Based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2014	2013	2014	2013
Stock-based compensation, before tax:
Stock options	$6	$6	$12	$10
Retention awards	22	20	51	41
Total stock-based compensation, before tax	$28	$26	$63	$51
Excess tax benefits from equity compensation plans	$43	$19	$103	$65

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2014	2013
Risk-free interest rate	1.6%	0.8%
Dividend yield	2.1%	2.1%
Expected life (years)	5.2	5.0
Volatility	30.0%	36.2%
Weighted-average grant-date fair value of options granted	$20.18	$17.49

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

A summary of stock option activity during the six months ended June 30, 2014, is presented below:

	Options (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2014	7,443	$40.07	5.8 yrs.	$327
Granted	989	87.56	N/A	N/A
Exercised	(2,491)	30.35	N/A	N/A
Forfeited or expired	(60)	68.56	N/A	N/A
Outstanding at June 30, 2014	5,881	$51.88	6.2	$281
Vested or expected to vest at June 30, 2014	5,818	$51.62	6.1	$280
Options exercisable at June 30, 2014	3,807	$39.49	4.8	$229

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at June 30, 2014, are subject to performance or market-based vesting conditions.

At June 30, 2014, there was $24 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2014	2013	2014	2013
Intrinsic value of stock options exercised	$124	$54	$158	$82
Cash received from option exercises	13	17	31	31
Treasury shares repurchased for employee payroll taxes	(6)	(7)	(13)	(12)
Tax benefit realized from option exercises	47	21	60	32
Aggregate grant-date fair value of stock options vested	-	-	17	16

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2014, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	3,712	$49.02
Granted	864	87.97
Vested	(1,071)	31.14
Forfeited	(67)	57.16
Nonvested at June 30, 2014	3,438	$64.22

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At June 30, 2014, there was $113 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2014, grant were as follows:

2014
Dividend per share per quarter	$0.455
Risk-free interest rate at date of grant	0.7%

Changes in our performance retention awards during the six months ended June 30, 2014, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,888	$ 53.70
Granted	456	83.06
Vested	(661)	44.94
Forfeited	(65)	60.86
Nonvested at June 30, 2014	1,618	$ 65.26

At June 30, 2014, there was $50 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.5 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2014	2013	2014	2013
Service cost	$17	$18	$35	$37
Interest cost	38	33	77	66
Expected return on plan assets	(57)	(50)	(115)	(101)
Amortization of:
Actuarial loss	18	27	35	53
Net periodic pension cost	$16	$28	$32	$55

The components of our net periodic OPEB cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2014	2013	2014	2013
Service cost	$1	$1	$2	$2
Interest cost	3	3	7	6
Amortization of:
Prior service credit	(3)	(4)	(6)	(8)
Actuarial loss	3	3	5	7
Net periodic OPEB cost	$4	$3	$8	$7

Cash Contributions

For the six months ended June 30, 2014, we have not made any cash contributions to the qualified pension plan. Any contributions made during 2014 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2014, we do not have minimum cash funding requirements for 2014.

7. Other Income

Other income included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2014	2013	2014 [a]	2013 [b]
Rental income	$23	$21	$47	$58
Net gain on non-operating asset dispositions	7	-	11	4
Interest income	1	1	2	2
Non-operating environmental costs and other	(9)	1	-	(1)
Total	$22	$23	$60	$63

[a]	Non-operating environmental costs and other includes $14 million related to the sale of a permanent easement.

[b]	Rental income includes $17 million related to a land lease contract settlement.

8. Income Taxes

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

At June 30, 2014, we had a net liability for unrecognized tax benefits of $61 million. Of that amount, $26 million is classified as a current liability in the Condensed Consolidated Statements of Financial Position.

9. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, Except Per Share Amounts	2014	2013	2014	2013
Net income	$1,291	$1,106	$2,379	$2,063
Weighted-average number of shares outstanding:
Basic	901.5	930.6	904.8	933.1
Dilutive effect of stock options	1.8	2.6	2.2	2.7
Dilutive effect of retention shares and units	1.7	2.1	1.7	2.3
Diluted	905.0	935.3	908.7	938.1
Earnings per share – basic	$1.43	$1.19	$2.63	$2.21
Earnings per share – diluted	$1.43	$1.18	$2.62	$2.20
Stock options excluded as their inclusion would be antidilutive	1.0	1.1	0.8	1.0

10. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2014, and 2013, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Derivatives	Total
Balance at April 1, 2014	$(693)	$(41)	$-	$(734)
Other comprehensive income/(loss) before reclassifications	-	9	-	9
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	11	-	-	11
Net quarter-to-date other comprehensive income/(loss), net of taxes of $12 million	11	9	-	20
Balance at June 30, 2014	$(682)	$(32)	$-	$(714)

Balance at April 1, 2013	$(1,135)	$(33)	$(1)	$(1,169)
Other comprehensive income/(loss) before reclassifications	1	4	-	5
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	16	-	-	16
Net quarter-to-date other comprehensive income/(loss), net of taxes of $13 million	17	4	-	21
Balance at June 30, 2013	$(1,118)	$(29)	$(1)	$(1,148)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 6 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Derivatives	Total
Balance at January 1, 2014	$(713)	$(37)	$-	$(750)
Other comprehensive income/(loss) before reclassifications	10	5	-	15
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	21	-	-	21
Net year-to-date other comprehensive income/(loss), net of taxes of $17 million	31	5	-	36
Balance at June 30, 2014	$(682)	$(32)	$-	$(714)

Balance at January 1, 2013	$(1,149)	$(36)	$(1)	$(1,186)
Other comprehensive income/(loss) before reclassifications	(2)	7	-	5
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	33	-	-	33
Net year-to-date other comprehensive income/(loss), net of taxes of $25 million	31	7	-	38
Balance at June 30, 2013	$(1,118)	$(29)	$(1)	$(1,148)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 6 Retirement Plans for additional details.

11. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At June 30, 2014, and December 31, 2013, our accounts receivable were reduced by $4 million and $1 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At June 30, 2014, and December 31, 2013, receivables classified as other assets were reduced by allowances of $18 million and $22 million, respectively.

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

The amount outstanding under the facility was $400 million and $0 at June 30, 2014, and December 31, 2013, respectively. The amount outstanding under the facility was supported by $1.3 billion and $1.1 billion of accounts receivable as collateral at June 30, 2014, and December 31, 2013, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuing costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended June 30, 2014, and 2013, and $1 million and $2 million for the six months ended June 30, 2014, and 2013.

We are currently in the process of renewing the receivables securitization facility under comparable terms and conditions.

12. Properties

The following tables list the major categories of property and equipment, as well as the weighted average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life As of June 30, 2014	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,134	$	N/A	$5,134	N/A

Road:
Rail and other track material	14,219		5,105	9,114	33
Ties	8,968		2,396	6,572	33
Ballast	4,720		1,220	3,500	34
Other roadway [a]	15,996		2,796	13,200	47
Total road	43,903		11,517	32,386	N/A

Equipment:
Locomotives	7,882		3,625	4,257	20
Freight cars	2,073		969	1,104	25
Work equipment and other	571		135	436	18
Total equipment	10,526		4,729	5,797	N/A

Technology and other	803		295	508	11
Construction in progress	1,076		-	1,076	N/A
Total	$61,442		$16,541	$44,901	N/A

Millions, Except Estimated Useful Life As of December 31, 2013	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,120	$	N/A	$5,120	N/A

Road:
Rail and other track material	13,861		4,970	8,891	35
Ties	8,785		2,310	6,475	33
Ballast	4,621		1,171	3,450	34
Other roadway [a]	15,596		2,726	12,870	48
Total road	42,863		11,177	31,686	N/A

Equipment:
Locomotives	7,518		3,481	4,037	20
Freight cars	2,085		1,000	1,085	25
Work equipment and other	561		119	442	18
Total equipment	10,164		4,600	5,564	N/A

Technology and other	711		286	425	10
Construction in progress	954		-	954	N/A
Total	$59,812		$16,063	$43,749	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

13. Accounts Payable and Other Current Liabilities

Millions	June 30, 2014	Dec. 31, 2013
Accounts payable	$924	$803
Income and other taxes payable	509	491
Dividends payable	404	356
Accrued wages and vacation	395	385
Accrued casualty costs	209	207
Interest payable	161	169
Equipment rents payable	108	96
Other	609	579
Total accounts payable and other current liabilities	$3,319	$3,086

14. Financial Instruments

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At June 30, 2014, and December 31, 2013, we had reductions of $0 and $1 million, respectively, recorded as an accumulated other comprehensive loss. As of June 30, 2014, and December 31, 2013, we had no interest rate cash flow hedges outstanding.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At June 30, 2014, the fair value of total debt was $12.0 billion, approximately $1.2 billion more than the carrying value. At December 31, 2013, the fair value of total debt was $10.2 billion, approximately $0.6 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At both June 30, 2014, and December 31, 2013, approximately $163 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

15. Debt

Credit Facilities – During the second quarter of 2014, we replaced our $1.8 billion revolving credit facility, which was scheduled to expire in May 2015, with a new $1.7 billion facility that expires in May 2019 (the facility). The facility is based on substantially similar terms as those in the previous credit facility. At June 30, 2014, we had $1.7 billion of credit available under the facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on either facility at any time during the six months ended June 30, 2014. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in 2019 under a five-year term.

The facility requires that the Corporation maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At June 30, 2014, and December 31, 2013 (and at all times during the first and second quarters), we were in compliance with this covenant. The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2014, the debt-to-net-worth coverage ratio allowed us to carry up to $43 billion of debt (as defined in the facility), and we had $11.0 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three and six months ended June 30, 2014, we did not issue or repay any commercial paper, and at June 30, 2014, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

During the six months ended June 30, 2014, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 10, 2014	$300 million of 2.25% Notes due February 15, 2019
$400 million of 3.75% Notes due March 15, 2024
$300 million of 4.85% Notes due June 15, 2044

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At June 30, 2014, we had remaining authority to issue up to $1.85 billion of debt securities under our shelf registration.

At June 30, 2014, and December 31, 2013, we reclassified as long-term debt approximately $400 million and $0, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Equipment Trust – On May 20, 2014, UPRR consummated a pass-through (P/T) financing, whereby a P/T trust was created which issued $500 million of P/T trust certificates with a stated interest rate of 3.227%. The P/T trust certificates will mature on May 14, 2026. The proceeds from the issuance of the P/T trust certificates were used to purchase equipment trust certificates to be issued by UPRR to finance the acquisition of 245 locomotives. The equipment trust certificates are secured by a lien on the locomotives.

During the three months ended June 30, 2014, UPRR received $402 million in proceeds (net of $3 million in transaction fees) to fund the purchase of 199 locomotives delivered by the closing of the financing. The remaining proceeds of $95 million are held in an escrow account and will fund the acquisition of 46 additional locomotives scheduled for delivery by the end of the third quarter of 2014. The restricted cash held in the escrow account is included in other assets on the Condensed Consolidated Statement of Financial Position.

UPRR evaluated whether the P/T trust is a variable interest entity (VIE). As UPRR has control over the escrow account based on the P/T trust agreement, it was determined that UPRR has a variable interest in the trust and must consolidate the trust in accordance with ASC 810. As such, the Company recorded the debt obligation and restricted cash held in escrow upon the initial issuance of the P/T trust certificates.

Debt Redemption – On May 14, 2013, we redeemed all $40 million of our outstanding 5.65% Port of Corpus Christi Authority Revenue Refunding Bonds due December 1, 2022. The redemption resulted in an early extinguishment charge of $1 million during the three months ended June 30, 2013.

Receivables Securitization Facility – The amount outstanding under the facility was $400 million and $0 at June 30, 2014, and December 31, 2013, respectively. See further discussion of our receivables securitization facility in Note 11.

16. Variable Interest Entities

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $3.1 billion as of June 30, 2014.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 92% of the recorded liability is related to asserted claims and approximately 8% is related to unasserted claims at June 30, 2014. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $293 million to $319 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Six Months Ended June 30,	2014	2013
Beginning balance	$294	$334
Current year accruals	43	47
Changes in estimates for prior years	(14)	(22)
Payments	(30)	(44)
Ending balance at June 30	$293	$315
Current portion, ending balance at June 30	$80	$90

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 20% of the recorded liability is related to asserted claims and approximately 80% is related to unasserted claims at June 30, 2014.

Our asbestos-related liability activity was as follows:

Millions, for the Six Months Ended June 30,	2014	2013
Beginning balance	$131	$139
Accruals	-	-
Payments	(4)	(5)
Ending balance at June 30	$127	$134

Current portion, ending balance at June 30	$9	$8

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at June 30, 2014, and December 31, 2013.

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

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At both June 30, 2014, and December 31, 2013, none of our environmental liability was discounted.

Our environmental liability activity was as follows:

Millions, for the Six Months Ended June 30,	2014	2013
Beginning balance	$171	$170
Accruals	16	19
Payments	(20)	(21)
Ending balance at June 30	$167	$168

Current portion, ending balance at June 30	$51	$49

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

Guarantees – At June 30, 2014, and December 31, 2013, we were contingently liable for guarantees of $93 million and $299 million, respectively. We have recorded a liability of $0.3 million and $1 million for the fair value of these obligations as of June 30, 2014, and December 31, 2013, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to equipment financings and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At June 30, 2014, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $4 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR under a 10-year agreement commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and, on September 28, 2011, the judge issued a tentative Statement of Decision, which concluded that SFPP owes back rent to UPRR for the years 2004 through 2011. On May 29, 2012, the court entered judgment, awarding UPRR back rent and prejudgment interest. SFPP is appealing the final judgment. A favorable final judgment may materially affect our results of operations in the period of any monetary recoveries; however, due to the uncertainty regarding the amount and timing of any recovery, including the outcome of SFPP’s appeal of this judgment or any subsequent proceeding, we consider this a gain contingency and do not reflect any amounts in the Condensed Consolidated Financial Statements as of June 30, 2014.

18. Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of June 30, 2014, we repurchased a total of $10.8 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased in the first and second quarters of 2013 under our previous repurchase program, and shares repurchased in the first and second quarters of 2014 under the new program.

	Number of Shares Purchased		Average Price Paid
	2014	2013	2014	2013
First quarter	7,640,000	5,762,800	$89.43	$68.29
Second quarter	8,320,000	6,122,940	96.84	75.71
Total	15,960,000	11,885,740	$93.29	$72.11

Remaining number of shares that may be repurchased under current authority				104,040,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2014, Compared to

Three and Six Months Ended June 30, 2013

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2013 Annual

Report on Form 10-K. There have not been any significant changes with respect to these policies during the first six months of 2014.

RESULTS OF OPERATIONS

Quarterly Summary

On June 6, 2014, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. The stock split entitled all shareholders of record at the close of business on May 27, 2014, to receive one additional share of our common stock, par value $2.50 per share, for each share of common stock held on that date. The financial results discussed in this report reflect the stock split when presenting information on a per share basis.

We reported earnings of $1.43 per diluted share on net income of $1.3 billion in the second quarter of 2014 compared to earnings of $1.18 per diluted share on net income of $1.1 billion for the second quarter of 2013. Year-to-date, net income was $2.4 billion versus $2.1 billion for the same period in 2013. Freight revenues increased 10%, or $508 million, in the second quarter compared to the same period in 2013 driven by 8% volume growth and pricing gains. Volume growth from grain, frac sand, rock, and intermodal (domestic and international) shipments offset declines in crude oil shipments. The second quarter of 2014 generated best-ever quarterly financial results, reflecting our ability to leverage additional volumes and improve core pricing.

In the second quarter of 2014, our volume levels grew 7% from the first quarter and 8% from 2013. These significant growth levels coupled with the residual impact from the severe winter weather that impacted all major U.S. and Canadian railroads affected the performance of our network and the North American rail network as a whole. Recent flooding throughout the Midwest also negatively affected our network and service performance during the second quarter. We recalled furloughed employees and reactivated stored locomotives to help address operating challenges and growing demand, validating our strategy of deploying surge resources. We added over 500 locomotives to our active fleet and over 1,100 Train, Engine and Yard (TE&Y) employees since the beginning of the year. Additionally, the Board authorized an increase in capital expenditures in 2014 to $4.1 billion (which excludes the headquarters building that was purchased in the second quarter) from $3.9 billion. The additional capital will be used for locomotive and railcar acquisitions, as well as additional capacity investment in constrained areas of the network. We will continue to focus on improving service and velocity by acquiring locomotives and hiring employees to meet demand and to ultimately restore our surge capacity.

Average train speed and average terminal dwell were both impacted in the second quarter by inclement weather, congestion at interchange gateways, and increased volume. As reported to the Association of American Railroads (AAR), average train speed decreased 7% and average terminal dwell time increased 12% during the second quarter of 2014 compared to 2013.

Operating Revenues

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions	2014	2013	Change	2014	2013	Change
Freight revenues	$5,661	$5,153	10%	$10,947	$10,137	8%
Other revenues	354	317	12	706	623	13
Total	$6,015	$5,470	10%	$11,653	$10,760	8%

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

Freight revenues for all six commodity groups increased during the second quarter of 2014 and the year-to-date period of 2014 compared to 2013, as a result of economic improvements in certain market sectors, along with the improved harvest. Volume levels increased for five of the six commodity groups, with particularly strong growth in agricultural products, industrial products and intermodal. ARC increased 1% during both the second quarter and year-to-date periods of 2014 versus 2013, driven by pricing gains partially offset by business mix changes.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $726 million and $1.4 billion in the second quarter and year-to-date periods of 2014, compared to $665 million and $1.3 billion in the same periods of 2013. Higher fuel surcharge recoveries were driven by increased volume.

In the second quarter and year-to-date periods of 2014, other revenues increased from 2013 due to higher revenues at our subsidiaries, primarily those that broker intermodal and automotive services, accessorial revenue driven by increased volume and per diem revenue for container usage (previously included in automotive freight revenue).

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions	2014	2013	Change	2014	2013	Change
Agricultural	$934	$784	19%	$1,844	$1,568	18%
Automotive	545	534	2	1,033	1,021	1
Chemicals	913	890	3	1,806	1,763	2
Coal	989	975	1	1,950	1,911	2
Industrial Products	1,130	977	16	2,141	1,893	13
Intermodal	1,150	993	16	2,173	1,981	10
Total	$5,661	$5,153	10%	$10,947	$10,137	8%

Revenue Carloads	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Thousands	2014	2013	Change	2014	2013	Change
Agricultural	243	209	16%	482	421	14%
Automotive	208	197	6	396	381	4
Chemicals	283	287	(1)	553	558	(1)
Coal	417	414	1	847	816	4
Industrial Products	356	317	12	670	606	11
Intermodal [a]	924	822	12	1,757	1,632	8
Total	2,431	2,246	8%	4,705	4,414	7%

[a]	Each intermodal container or trailer equals one carload.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Average Revenue per Car	2014	2013	Change	2014	2013	Change
Agricultural	$3,833	$3,750	2%	$3,824	$3,721	3%
Automotive	2,619	2,715	(4)	2,606	2,683	(3)
Chemicals	3,230	3,098	4	3,267	3,160	3
Coal	2,369	2,353	1	2,301	2,341	(2)
Industrial Products	3,175	3,079	3	3,195	3,124	2
Intermodal [a]	1,246	1,210	3	1,237	1,214	2
Average	$2,329	$2,295	1%	$2,327	$2,297	1%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Higher volume and price increases drove the increase in freight revenue from agricultural shipments in the second quarter and year-to-date periods of 2014 versus 2013. Grain shipments increased 43% and 41% in the second quarter and year-to-date periods of 2014 versus 2013, reflecting the impact of the severe drought in 2012 that affected territory served by us during the first half of 2013. Higher grain exports also contributed to the increase in grain shipments for both periods.

Automotive – Freight revenue from automotive shipments increased compared to the second quarter and year-to-date periods of 2013. Increased shipments of automotive parts and finished vehicles and core price improvements drove the higher revenue. Increased shipments of finished vehicles in the second quarter with improved sales and production offset declines in the first quarter due to winter weather. Volume for automotive parts increased during the second quarter and year-to-date periods of 2013 driven by continued strength in production and market penetration. Mix shifts and a change in how we are compensated for container usage, which is now included as a per diem charge in other revenue, negatively impacted ARC in the second quarter and year-to-date periods.

Chemicals – Core price improvements partially offset by lower volume increased freight revenue from chemicals in the second quarter and year-to-date periods of 2014 versus 2013. Shipments of industrial chemicals increased due to continuing strong demand in the drilling market in the second quarter and year-to-date periods of 2014. Shipments of crude oil from the Bakken, Permian and Eagle Ford shale formations to the Gulf area declined in both periods, as market factors, primarily regional pricing differences for various types of crude oil, have displaced some of the former gulf coast shipments to the East and West Coast.

Coal – Higher volume increased freight revenue from coal shipments in the second quarter and year-to-date periods of 2014 compared to 2013. Year-to-date, higher volume offset the lower ARC driven by negative business mix, resulting in a net increase to freight revenue in 2014. Despite strong demand due to inventory replenishment following the cold winter, network performance and contract losses limited second quarter volume growth. Southern Powder River Basin shipments declined 2% for the second quarter and were flat year-to-date. Growth in the first quarter due to severe winter weather conditions, low inventories at utilities and higher natural gas prices were offset by the second quarter declines. Shipments from Colorado and Utah mines increased 10% and 11%, from the second quarter and first half of 2013, respectively, driven by high natural gas prices and strong exports through the West Coast.

Industrial Products – Volume growth and core pricing gains increased freight revenue from industrial products in the second quarter and year-to-date periods of 2014 versus 2013. Shipments of non-metallic minerals (primarily frac sand) grew as a result of drilling activity for energy products, partly reflecting evolving drilling practices, which can increase the amount of frac sand used at certain wells. Additionally, both rock and lumber increased 17% in the second quarter, driven by growth in new housing and commercial construction.

Intermodal – Increased shipments and core pricing improvement drove higher freight revenue from intermodal shipments in the second quarter and year-to-date periods of 2014 compared to the same periods in 2013. International shipments increased 13% in the second quarter partly driven by the acceleration of shipments in anticipation of any impasse during renegotiations of labor contracts at West Coast ports. These gains offset the declines in the first quarter due to severe weather that negatively impacted consumer demand. Domestic traffic for the quarter and year-to-date periods increased 12% and 10%, respectively, driven by continued conversions from trucks and new premium services.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 15% to $599 million in the second quarter of 2014 versus the same period in 2013. Volume levels increased 15% from the second quarter of 2013, driven by strong growth in five of our six commodity groups. Year-to-date, revenue grew 11% versus 2013 to $1.1 billion. Volume levels increased 12% from the first half of 2013, as increases in agricultural products, chemicals, intermodal, and automotive offset lower export in coal shipments.

Operating Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions	2014	2013	Change	2014	2013	Change
Compensation and benefits	$1,246	$1,185	5%	$2,500	$2,401	4%
Fuel	923	863	7	1,844	1,763	5
Purchased services and materials	636	585	9	1,243	1,142	9
Depreciation	470	438	7	934	872	7
Equipment and other rents	316	302	5	628	615	2
Other	228	219	4	454	456	-
Total	$3,819	$3,592	6%	$7,603	$7,249	5%

Operating expenses increased $227 million and $354 million in the second quarter and six-month periods of 2014, respectively, versus 2013. Volume related expenses, incremental costs associated with operating a slower network, depreciation, wage and benefit inflation, and locomotive and freight car materials contributed to the higher costs during the periods. In addition, the first six months of 2014 includes first quarter weather related costs of approximately $35 million.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Volume-related expenses and a slower network increased our train and engine work force, which, along with general wage and benefit inflation, drove the increases in the second quarter of 2014 versus 2013. Weather related costs in the first quarter of 2014 also increased costs for the year-to-date period.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel costs were higher as gross-ton miles increased 7% in the second quarter. The fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands, improved 1% compared to the second quarter of 2013. Increases in heavier, more fuel-efficient shipments, which generally move from a single source to a single destination, drove the gross-ton-mile increase and helped improve the fuel consumption rate despite the increase in our premium services, which generally are not as fuel efficient. Locomotive diesel fuel prices, which averaged $3.10 per gallon (including taxes and transportation costs) in the second quarter of 2014, were flat with the same period in 2013. For the six month period, lower locomotive diesel fuel prices that averaged $3.11 per gallon versus $3.16 per gallon in 2013 reduced expenses by $28 million, which partially offset the increased fuel expense associated with the 7% increase in carloadings.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services increased 5% and 6% in the second quarter and year-to-date periods of 2014 when compared to the same periods in 2013, primarily due to volume-related expense incurred by our logistics subsidiaries for external transportation and increased crew transportation and lodging due to volume, weather and a slower network. Year-to-date comparison was also impacted by snow removal in the first quarter of 2014. Locomotive and freight car material expenses increased in the second quarter of 2014 compared to the second quarter of 2013 due to additional volumes, including the impact of activating stored equipment to address operational issues caused by demand and a slower network.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher ongoing capital spending, increased depreciation expense in the second quarter and year-to-date periods of 2014 compared to 2013.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. More intermodal shipments increased short-term freight car rental expense in the second quarter and year-to-date periods of 2014, compared to 2013. Conversely, lower container and freight car lease expense partially offset the higher freight car rental expense, as we exercised purchase options on some of our leased equipment.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs in the second quarter increased from 2013 as higher property tax more than offset lower freight damage. Year-to-date, higher utility costs and property taxes were offset by decreased damaged freight and equipment costs, and environmental expense compared to the same period in 2013.

Non-Operating Items

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions	2014	2013	Change	2014	2013	Change
Other income	$22	$23	(4)%	$60	$63	(5)%
Interest expense	(138)	(133)	4	(271)	(261)	4
Income taxes	(789)	(662)	19	(1,460)	(1,250)	17

Other Income – Other income decreased slightly in the second quarter of 2014 versus 2013. Year-to-date, other income decreased as the $17 million received from a settlement of land lease arrangement in 2013 more than offset an increase due to the sale of a permanent easement in 2014.

Interest Expense – Interest expense increased in the second quarter of 2014 versus 2013 due to an increased weighted-average debt level of $10.4 billion in 2014 versus $9.8 billion in 2013. Year-to-date, the increase in the weighted-average debt level to $10.3 billion in 2014 from $9.5 billion in 2013 drove the increase in interest expense for 2014 compared to the same period of 2013. A slightly lower effective interest rate of 5.5% versus 5.6% partially offset the impact of the higher debt balances.

Income Taxes – Higher pre-tax income increased income tax expense in the second quarter and year-to-date periods of 2014 compared to 2013. Our effective tax rate for the second quarter of 2014 was 37.9% compared to 37.4% in 2013. Our 2014 year-to-date effective tax rate was 38.0% compared to 37.7% in 2013.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Association of American Railroads (AAR). We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
Average train speed (miles per hour)	23.9	25.7	(7)%	24.2	26.1	(7)%
Average terminal dwell time (hours)	29.8	26.6	12%	30.3	27.0	12%
Gross ton-miles (billions)	252.5	235.4	7%	492.7	463.1	6%
Revenue ton-miles (billions)	135.8	127.4	7%	267.3	251.4	6%
Operating ratio	63.5	65.7	(2.2) pts	65.2	67.4	(2.2) pts
Employees (average)	47,052	46,787	1%	46,608	46,612	- %

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the Association of American Railroads (AAR), decreased 7% in both the second quarter and year-to-date periods of 2014 versus 2013. Midwest flooding, gateway congestion and volume growth drove the decline in the second quarter. Year-to-date average train speed was also impacted by the severe weather conditions in the first quarter that impacted all major U.S. and Canadian railroads.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 12% in both the second quarter and year-to-date periods of 2014 compared to 2013, reflecting the impact of weather, gateway congestion, and higher volumes.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles both increased 6% during the first half of 2014 compared to the same period in 2013 driven by increased carloadings.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio improved 2.2 points to a record low 63.5% in the second quarter of 2014 versus the same period of 2013 and 2.2 points to 65.2% in the six-month period of 2014 versus 2013. Core pricing gains, business demand and productivity more than offset the incremental operating costs associated with a slower network, weather and inflation.

Employees – Employee levels increased 1% in the second quarter of 2014 and remained flat for the six-month period of 2014 compared to the same periods in 2013. A decrease in our capital workforce due to improved productivity and project mix offset the larger train and engine work force required for higher volume levels and a slower network. We successfully managed the growth of our full-time-equivalent train and engine force levels at a rate less than our carload growth in the second quarter and year-to-date periods of 2014 compared to the same periods in 2013.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	June 30, 2014	Dec. 31, 2013
Debt (a)	$10,843	$9,577
Equity	21,440	21,225
Capital (b)	$32,283	$30,802
Debt to capital (a/b)	33.6%	31.1%

Millions, Except Percentages	June 30, 2014	Dec. 31, 2013
Debt	$10,843	$9,577
Net present value of operating leases	2,943	3,057
Unfunded pension and OPEB	150	170
Adjusted debt (a)	13,936	12,804
Equity	21,440	21,225
Adjusted capital (b)	$35,376	$34,029
Adjusted debt to capital (a/b)	39.4%	37.6%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 5.5% at June 30, 2014, and 5.7% at December 31, 2013. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows Millions, for the Six Months Ended June 30	2014	2013
Cash provided by operating activities	$3,221	$3,218
Cash used in investing activities	(2,178)	(1,739)
Cash used in financing activities	(938)	(697)
Net change in cash and cash equivalents	$105	$782

Operating Activities

Higher net income in the first six months of 2014 increased cash provided by operating activities compared to the same period of 2013. Higher net income was partially offset by the impact of higher cash payments for income taxes resulting from the expiration of bonus depreciation.

Investing Activities

Higher capital investments in the first six months of 2014, including the early buyout of the long-term operating lease of our headquarters building for approximately $261 million, drove the increase in cash used in investing activities compared to the same period in 2013.

The table below details cash capital investments:

Millions, for the Six Months Ended June 30,	2014	2013
Rail and other track material	$388	$378
Ties	212	243
Ballast	101	105
Other [a]	123	112
Total road infrastructure replacements	824	838

Line expansion and other capacity projects	223	213
Commercial facilities	84	48
Total capacity and commercial facilities	307	261

Locomotives and freight cars	411	366
Positive train control	183	208
Technology and other	343	57
Total cash capital investments	$2,068	$1,730

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Capital Plan

As previously announced, we intend to make new capital investments of approximately $4.1 billion (excluding the early buyout of the long-term operating lease of our headquarters building) under our capital plan in 2014, which we may revise if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased in the first six months of 2014 versus the same period of 2013. Higher dividend payments in 2014 of $776 million compared to $646 million in 2013, an increase of $501 million in debt repaid, and an increase of $617 million for the repurchase of shares under our common stock repurchase program, more than offset an increase of $951 million in debt issued.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Higher capital spending and dividends decreased free cash flow in 2014.

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

Millions, for the Six Months Ended June 30,	2014	2013
Cash provided by operating activities	$3,221	$3,218
Cash used in investing activities	(2,178)	(1,739)
Dividends paid	(776)	(646)
Free cash flow	$267	$833

Credit Facilities – During the second quarter of 2014, we replaced our $1.8 billion revolving credit facility, which was scheduled to expire in May 2015, with a new $1.7 billion facility that expires in May 2019 (the facility). The facility is based on substantially similar terms as those in the previous credit facility. At June 30, 2014, we had $1.7 billion of credit available under the facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on either facility at any time during the six months ended June 30, 2014. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in 2019 under a five-year term.

The facility requires that the Corporation maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At June 30, 2014, and December 31, 2013 (and at all times during the first and second quarters), we were in compliance with this covenant. The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2014, the debt-to-net-worth coverage ratio allowed us to carry up to $43 billion of debt (as defined in the facility), and we had $11.0 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three and six months ended June 30, 2014, we did not issue or repay any commercial paper, and at June 30, 2014, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

During the six months ended June 30, 2014, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 10, 2014	$300 million of 2.25% Notes due February 15, 2019
$400 million of 3.75% Notes due March 15, 2024
$300 million of 4.85% Notes due June 15, 2044

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At June 30, 2014, we had remaining authority to issue up to $1.85 billion of debt securities under our shelf registration.

At June 30, 2014, and December 31, 2013, we reclassified as long-term debt approximately $400 million and $0, respectively, of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Equipment Trust – On May 20, 2014, UPRR consummated a pass-through (P/T) financing, whereby a P/T trust was created which issued $500 million of P/T trust certificates with a stated interest rate of 3.227%. The P/T trust certificates will mature on May 14, 2026. The proceeds from the issuance of the P/T trust certificates were used to purchase equipment trust certificates to be issued by UPRR to finance the acquisition of 245 locomotives. The equipment trust certificates are secured by a lien on the locomotives.

During the three months ended June 30, 2014, UPRR received $402 million in proceeds (net of $3 million in transaction fees) to fund the purchase of 199 locomotives delivered by the closing of the financing. The remaining proceeds of $95 million are held in an escrow account and will fund the acquisition of 46 additional locomotives scheduled for delivery by the end of the third quarter of 2014. The restricted cash held in the escrow account is included in other assets on the Condensed Consolidated Statement of Financial Position.

UPRR evaluated whether the P/T trust is a variable interest entity (VIE). As UPRR has control over the escrow account based on the P/T trust agreement, it was determined that UPRR has a variable interest in the trust and must consolidate the trust in accordance with ASC 810. As such, the Company recorded the debt obligation and restricted cash held in escrow upon the initial issuance of the P/T trust certificates.

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

The amount outstanding under the facility was $400 million and $0 at June 30, 2014, and December 31, 2013, respectively. The amount outstanding under the facility was supported by $1.3 billion and $1.1 billion of accounts receivable as collateral at June 30, 2014, and December 31, 2013, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuing costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended June 30, 2014, and 2013, and $1 million and $2 million for the six months ended June 30, 2014, and 2013.

We are currently in the process of renewing the receivables securitization facility under comparable terms and conditions.

Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of June 30, 2014, we repurchased a total of $10.8 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased in the first and second quarters of 2013 under our previous repurchase program, and shares repurchased in the first and second quarters of 2014 under the new program. All references to common shares and per share amounts have been retroactively adjusted to reflect the stock split for all periods presented.

	Number of Shares Purchased		Average Price Paid
	2014	2013	2014	2013
First quarter	7,640,000	5,762,800	$89.43	$68.29
Second quarter	8,320,000	6,122,940	96.84	75.71
Total	15,960,000	11,885,740	$93.29	$72.11

Remaining number of shares that may be repurchased under current authority				104,040,000

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

The following tables identify material obligations and commitments as of June 30, 2014:

		Jul. 1 through Dec. 31, 2014	Payments Due by Dec. 31,
Contractual Obligations Millions	Total		2015	2016	2017	2018	After 2018	Other
Debt [a]	$16,912	$673	$805	$928	$947	$843	$12,716	$-
Operating leases [b]	3,835	241	488	450	408	339	1,909	-
Capital lease obligations [c]	2,016	88	249	249	247	225	958	-
Purchase obligations [d]	5,124	1,842	1,463	556	320	257	654	32
Other postretirement benefits [e]	416	21	42	43	44	45	221	-
Income tax contingencies [f]	61	26	-	-	-	-	-	35
Total contractual obligations	$28,364	$2,891	$3,047	$2,226	$1,966	$1,709	$16,458	$67

[a]	Excludes capital lease obligations of $1,571 million and unamortized discount of ($597) million. Includes an interest component of $7,043 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $445 million.

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

[f]

Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of June 30, 2014. For amounts where the year of settlement is uncertain, they are reflected in the Other column.

		Jul. 1 through Dec. 31, 2014	Amount of Commitment Expiration by Dec. 31,
Other Commercial Commitments Millions	Total		2015	2016	2017	2018	After 2018
Credit facilities [a]	$1,700	$-	$-	$-	$-	$-	$1,700
Receivables securitization facility [b]	600	600	-	-	-	-	-
Guarantees [c]	93	8	12	30	10	11	22
Standby letters of credit [d]	28	8	20	-	-	-	-
Total commercial commitments	$2,421	$616	$32	$30	$10	$11	$1,722

[a]	None of the credit facility was used as of June 30, 2014.

[b]	$400 million of the receivables securitization facility was utilized at June 30, 2014, which is accounted for as debt. The full program matures in July 2014.

[c]	Includes guaranteed obligations related to equipment financings and affiliated operations.

[d]	None of the letters of credit were drawn upon as of June 30, 2014.

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

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, the statements and information in this Item 2 regarding our resources, operations, capital plan and statements under the captions “Quarterly Summary” and “Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments”. Forward-looking statements and information also include any other statements or information in this report regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – On June 6, 2014, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. The stock split entitled all shareholders of record at the close of business on May 27, 2014, to receive one additional share of our common stock, par value $2.50 per share, for each share of common stock held on that date. The following table presents common stock repurchases during each month for the second quarter of 2014:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Apr. 1 through Apr. 30	3,322,070	$93.89	2,860,000	109,500,000
May 1 through May 31	2,743,276	96.39	2,730,000	106,770,000
Jun. 1 through Jun. 30	2,749,700	100.41	2,730,000	104,040,000
Total	8,815,046	$96.70	8,320,000	N/A

[a]

Total number of shares purchased during the quarter includes 495,046 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $16.0 billion and $16.3 billion at June 30, 2014, and December 31, 2013, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

3(a)	Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014.

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2014 and 2013.

12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2014 and 2013.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - John J. Koraleski.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – John J. Koraleski and Robert M. Knight, Jr.

99(a)	Form of U.S. $1,700,000,000 5-Year-Revolving Credit Agreement, dated as of May 21, 2014.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 (filed with the SEC on July 25, 2014), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended June 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2014 and 2013, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2014 and 2013, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated: July 25, 2014

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)