Form 10-Q
period 2014-09-30
UNION PACIFIC CORP
filed 2014-10-23
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

☐  Yes             ☑  No

As of October 17, 2014, there were 889,099,281 shares of the Registrant’s Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended September 30,	2014	2013
Operating revenues:
Freight revenues	$5,819	$5,250
Other revenues	363	323
Total operating revenues	6,182	5,573

Operating expenses:
Compensation and benefits	1,287	1,196
Fuel	882	866
Purchased services and materials	650	588
Depreciation	481	447
Equipment and other rents	310	309
Other	242	205
Total operating expenses	3,852	3,611

Operating income	2,330	1,962
Other income (Note 7)	20	28
Interest expense	(144)	(138)
Income before income taxes	2,206	1,852
Income taxes	(836)	(701)
Net income	$1,370	$1,151

Share and Per Share (Notes 4 and 9):
Earnings per share – basic	$1.53	$1.25
Earnings per share – diluted	$1.53	$1.24
Weighted average number of shares – basic	893.2	923.5
Weighted average number of shares – diluted	896.9	928.4
Dividends declared per share	$0.50	$0.395

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended September 30,	2014	2013
Net income	$1,370	$1,151

Other comprehensive income/(loss):
Defined benefit plans	11	17
Foreign currency translation	(5)	(12)
Total other comprehensive income/(loss) [a]	6	5

Comprehensive income	$1,376	$1,156

[a]	Net of deferred taxes of $3 million during the three months ended September 30, 2014, and 2013.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Nine Months Ended September 30,	2014	2013
Operating revenues:
Freight revenues	$16,766	$15,387
Other revenues	1,069	946
Total operating revenues	17,835	16,333

Operating expenses:
Compensation and benefits	3,787	3,597
Fuel	2,726	2,629
Purchased services and materials	1,893	1,730
Depreciation	1,415	1,319
Equipment and other rents	938	924
Other	696	661
Total operating expenses	11,455	10,860

Operating income	6,380	5,473
Other income (Note 7)	80	91
Interest expense	(415)	(399)
Income before income taxes	6,045	5,165
Income taxes	(2,296)	(1,951)
Net income	$3,749	$3,214

Share and Per Share (Notes 4 and 9):
Earnings per share – basic	$4.16	$3.46
Earnings per share – diluted	$4.14	$3.44
Weighted average number of shares – basic	900.9	929.9
Weighted average number of shares – diluted	904.8	934.9
Dividends declared per share	$1.41	$1.085

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Nine Months Ended September 30,	2014	2013
Net income	$3,749	$3,214
Other comprehensive income/(loss):
Defined benefit plans	42	48
Foreign currency translation	-	(5)
Total other comprehensive income/(loss) [a]	42	43

Comprehensive income	$3,791	$3,257

[a]	Net of deferred taxes of $20 million and $28 million during the nine months ended September 30, 2014, and 2013, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,887	$1,432
Accounts receivable, net (Note 11)	1,635	1,414
Materials and supplies	736	653
Current deferred income taxes	218	268
Other current assets	304	223
Total current assets	4,780	3,990

Investments	1,384	1,321
Net properties (Note 12)	45,553	43,749
Other assets	851	671
Total assets	$52,568	$49,731

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 13)	$3,373	$3,086
Debt due within one year (Note 15)	460	705
Total current liabilities	3,833	3,791

Debt due after one year (Note 15)	11,045	8,872
Deferred income taxes	14,421	14,163
Other long-term liabilities	1,716	1,680
Commitments and contingencies (Note 17)
Total liabilities	31,015	28,506

Common shareholders’ equity (Note 4):
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,110,097,122 and 1,109,657,652 issued; 890,883,634 and 912,001,996
outstanding, respectively	2,775	2,774
Paid-in-surplus	4,299	4,210
Retained earnings	26,380	23,901
Treasury stock	(11,193)	(8,910)
Accumulated other comprehensive loss (Note 10)	(708)	(750)
Total common shareholders’ equity	21,553	21,225

Total liabilities and common shareholders’ equity	$52,568	$49,731

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Nine Months Ended September 30,	2014	2013
Operating Activities
Net income	$3,749	$3,214
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,415	1,319
Deferred income taxes and unrecognized tax benefits	289	637
Other operating activities, net	3	(150)
Changes in current assets and liabilities:
Accounts receivable, net	(221)	(138)
Materials and supplies	(83)	(23)
Other current assets	(81)	(19)
Accounts payable and other current liabilities	287	41
Cash provided by operating activities	5,358	4,881
Investing Activities
Capital investments	(3,226)	(2,635)
Proceeds from asset sales	59	77
Other investing activities, net	(158)	(38)
Cash used in investing activities	(3,325)	(2,596)
Financing Activities
Debt issued (Note 15)	2,588	944
Common share repurchases (Note 18)	(2,312)	(1,432)
Dividends paid	(1,186)	(968)
Debt repaid	(678)	(217)
Debt exchange (Note 15)	-	(288)
Other financing activities, net	10	(21)
Cash used in financing activities	(1,578)	(1,982)
Net change in cash and cash equivalents	455	303
Cash and cash equivalents at beginning of year	1,432	1,063
Cash and cash equivalents at end of period	$1,887	$1,366
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$440	$359
Capital investments accrued but not yet paid	92	110
Common shares repurchased but not yet paid	33	-
Cash paid for:
Income taxes, net of refunds	$(1,907)	$(1,165)
Interest, net of amounts capitalized	(460)	(452)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2013 (Note 4)	1,109.1	(170.2)	$2,773	$4,113	$20,884	$(6,707)	$(1,186)	$19,877
Net income			-	-	3,214	-	-	3,214
Other comp. income			-	-	-	-	43	43
Conversion, stock option exercises, forfeitures, and other	0.6	1.3	1	76	-	4	-	81
Share repurchases (Note 18)	-	(19.2)	-	-	-	(1,432)	-	(1,432)
Cash dividends declared ($1.085 per share)	-	-	-	-	(1,009)	-	-	(1,009)
Balance at September 30, 2013	1,109.7	(188.1)	$2,774	$4,189	$23,089	$(8,135)	$(1,143)	$20,774

Balance at January 1, 2014 (Note 4)	1,109.7	(197.7)	$2,774	$4,210	$23,901	$(8,910)	$(750)	$21,225
Net income			-	-	3,749	-	-	3,749
Other comp. income			-	-	-	-	42	42
Conversion, stock option exercises, forfeitures, and other	0.4	2.8	1	89	-	62	-	152
Share repurchases (Note 18)	-	(24.3)	-	-	-	(2,345)	-	(2,345)
Cash dividends declared ($1.41 per share)	-	-	-	-	(1,270)	-	-	(1,270)
Balance at September 30, 2014	1,110.1	(219.2)	$2,775	$4,299	$26,380	$(11,193)	$(708)	$21,553

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 10)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2013, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2013 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2014, are not necessarily indicative of the results for the entire year ending December 31, 2014.

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

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2014	2013	2014	2013
Agricultural	$915	$771	$2,759	$2,339
Automotive	527	512	1,560	1,533
Chemicals	936	883	2,742	2,646
Coal	1,099	1,082	3,049	2,993
Industrial Products	1,161	975	3,302	2,868
Intermodal	1,181	1,027	3,354	3,008
Total freight revenues	5,819	5,250	16,766	15,387
Other revenues	363	323	1,069	946
Total operating revenues	$6,182	$5,573	$17,835	$16,333

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are revenues from our Mexico business which amounted to $579 million and $528 million, respectively for the three months ended September 30, 2014, and September 30, 2013 and $1.7 billion and $1.6 billion, respectively for the nine months ended September 30, 2014, and September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2014	2013	2014	2013
Stock-based compensation, before tax:
Stock options	$5	$5	$17	$15
Retention awards	23	21	74	62
Total stock-based compensation, before tax	$28	$26	$91	$77

Excess tax benefits from equity compensation plans	$7	$5	$110	$70

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

A summary of stock option activity during the nine months ended September 30, 2014, is presented below:

	Options (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2014	7,443	$40.07	5.8 yrs.	$327
Granted	989	87.56	N/A	N/A
Exercised	(2,725)	30.68	N/A	N/A
Forfeited or expired	(83)	68.54	N/A	N/A
Outstanding at September 30, 2014	5,624	$52.55	5.9	$314

Vested or expected to vest at September 30, 2014	5,563	$52.29	5.9	$312

Options exercisable at September 30, 2014	3,573	$39.84	4.6	$245

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at September 30, 2014, are subject to performance or market-based vesting conditions.

At September 30, 2014, there was $19 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2014	2013	2014	2013
Intrinsic value of stock options exercised	$16	$13	$174	$95
Cash received from option exercises	12	8	43	39
Treasury shares repurchased for employee payroll taxes	(5)	(4)	(18)	(16)
Tax benefit realized from option exercises	6	5	66	37
Aggregate grant-date fair value of stock options vested	-	-	17	16

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2014, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	3,712	$ 49.02
Granted	864	87.98
Vested	(1,074)	31.15
Forfeited	(96)	57.88
Nonvested at September 30, 2014	3,406	$ 64.29

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At September 30, 2014, there was $99 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2014, grant were as follows:

2014
Dividend per share per quarter	$0.455
Risk-free interest rate at date of grant	0.7%

Changes in our performance retention awards during the nine months ended September 30, 2014, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,888	$ 53.70
Granted	456	83.06
Vested	(661)	44.94
Forfeited	(90)	60.85
Nonvested at September 30, 2014	1,593	$ 65.33

At September 30, 2014, there was $41 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.2 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2014	2013	2014	2013
Service cost	$17	$17	$52	$54
Interest cost	41	34	118	100
Expected return on plan assets	(57)	(50)	(172)	(151)
Amortization of:
Actuarial loss	18	27	53	80
Net periodic pension cost	$19	$28	$51	$83

The components of our net periodic OPEB cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2014	2013	2014	2013
Service cost	$-	$-	$2	$2
Interest cost	3	3	10	9
Amortization of:
Prior service credit	(3)	(4)	(9)	(12)
Actuarial loss	3	4	8	11
Net periodic OPEB cost	$3	$3	$11	$10

Cash Contributions

For the nine months ended September 30, 2014, we have not made any cash contributions to the qualified pension plan. Any contributions made during 2014 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2014, we do not have minimum cash funding requirements for 2014.

7. Other Income

Other income included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2014	2013	2014 [a]	2013 [b]
Rental income	$25	$26	$72	$84
Net gain on non-operating asset dispositions	5	18	16	22
Interest income	1	1	3	3
Non-operating environmental costs and other	(11)	(17)	(11)	(18)
Total	$20	$28	$80	$91

[a]	Non-operating environmental costs and other includes $14 million related to the sale of a permanent easement.

[b]	Rental income includes $17 million related to a land lease contract settlement.

8. Income Taxes

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 2005, and the statute of limitations bars any additional tax assessments. In October, UPC received the signed closing agreement from the IRS resolving the IRS examination for years 2005-2008. The settlement will not have a material effect on our consolidated results of operations, financial condition or liquidity. The IRS has completed their examinations and issued notices of deficiency for tax years 2009 and 2010. We disagree with many of their proposed adjustments, and we are at IRS Appeals for those years.

Additionally, several state tax authorities are examining our state income tax returns for years 2006 through 2010.

At September 30, 2014, we had a net liability for unrecognized tax benefits of $55 million. Of that amount, $27 million is classified as a current liability in the Condensed Consolidated Statements of Financial Position.

9. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, Except Per Share Amounts	2014	2013	2014	2013
Net income	$1,370	$1,151	$3,749	$3,214
Weighted-average number of shares outstanding:
Basic	893.2	923.5	900.9	929.9
Dilutive effect of stock options	1.8	2.5	2.1	2.7
Dilutive effect of retention shares and units	1.9	2.4	1.8	2.3
Diluted	896.9	928.4	904.8	934.9
Earnings per share – basic	$1.53	$1.25	$4.16	$3.46
Earnings per share – diluted	$1.53	$1.24	$4.14	$3.44
Stock options excluded as their inclusion would be antidilutive	-	-	0.5	0.6

10. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2014, and 2013, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Derivatives	Total
Balance at July 1, 2014	$(682)	$(32)	$-	$(714)
Other comprehensive income/(loss) before reclassifications	-	(5)	-	(5)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	11	-	-	11
Net quarter-to-date other comprehensive income/(loss), net of taxes of $3 million	11	(5)	-	6
Balance at September 30, 2014	$(671)	$(37)	$-	$(708)

Balance at July 1, 2013	$(1,118)	$(29)	$(1)	$(1,148)
Other comprehensive income/(loss) before reclassifications	1	(12)	-	(11)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	16	-	-	16
Net quarter-to-date other comprehensive income/(loss), net of taxes of $3 million	17	(12)	-	5
Balance at September 30, 2013	$(1,101)	$(41)	$(1)	$(1,143)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 6 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Derivatives	Total
Balance at January 1, 2014	$(713)	$(37)	$-	$(750)
Other comprehensive income/(loss) before reclassifications	10	-	-	10
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	32	-	-	32
Net year-to-date other comprehensive income/(loss), net of taxes of $20 million	42	-	-	42
Balance at September 30, 2014	$(671)	$(37)	$-	$(708)

Balance at January 1, 2013	$(1,149)	$(36)	$(1)	$(1,186)
Other comprehensive income/(loss) before reclassifications	(1)	(5)	-	(6)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	49	-	-	49
Net year-to-date other comprehensive income/(loss), net of taxes of $28 million	48	(5)	-	43
Balance at September 30, 2013	$(1,101)	$(41)	$(1)	$(1,143)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 6 Retirement Plans for additional details.

11. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At September 30, 2014, and December 31, 2013, our accounts receivable were reduced by $4 million and $1 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At September 30, 2014, and December 31, 2013, receivables classified as other assets were reduced by allowances of $18 million and $22 million, respectively.

Receivables Securitization Facility – On July 29, 2014 we completed the renewal of our receivables securitization facility. The new $650 million, 3-year facility replaces the prior $600 million, 364-day facility. Under the facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount outstanding under the facility was $400 million and $0 at September 30, 2014, and December 31, 2013, respectively. The amount outstanding under the facility was supported by $1.3 billion and $1.1 billion of accounts receivable as collateral at September 30, 2014, and December 31, 2013, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The outstanding amount the Railroad is allowed to maintain under the facility, with a maximum of $650 million, may fluctuate based on the availability of eligible receivables and is directly affected by business volumes and credit risks, including receivables payment quality measures such as default and dilution ratios. If default or dilution ratios increase one percent, the allowable outstanding amount under the facility would not materially change.

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuing costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended September 30, 2014, and 2013, and $3 million for the nine months ended September 30, 2014, and 2013.

12. Properties

The following tables list the major categories of property and equipment, as well as the weighted average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life As of September 30, 2014	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,153	$	N/A	$5,153	N/A

Road:
Rail and other track material	14,406		5,175	9,231	33
Ties	9,055		2,435	6,620	33
Ballast	4,770		1,241	3,529	34
Other roadway [a]	16,174		2,831	13,343	47
Total road	44,405		11,682	32,723	N/A

Equipment:
Locomotives	8,172		3,704	4,468	20
Freight cars	2,115		969	1,146	25
Work equipment and other	601		144	457	18
Total equipment	10,888		4,817	6,071	N/A

Technology and other	824		305	519	11
Construction in progress	1,087		-	1,087	N/A
Total	$62,357		$16,804	$45,553	N/A

Millions, Except Estimated Useful Life As of December 31, 2013	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,120	$	N/A	$5,120	N/A

Road:
Rail and other track material	13,861		4,970	8,891	35
Ties	8,785		2,310	6,475	33
Ballast	4,621		1,171	3,450	34
Other roadway [a]	15,596		2,726	12,870	48
Total road	42,863		11,177	31,686	N/A

Equipment:
Locomotives	7,518		3,481	4,037	20
Freight cars	2,085		1,000	1,085	25
Work equipment and other	561		119	442	18
Total equipment	10,164		4,600	5,564	N/A

Technology and other	711		286	425	10
Construction in progress	954		-	954	N/A
Total	$59,812		$16,063	$43,749	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

13. Accounts Payable and Other Current Liabilities

Millions	Sep. 30, 2014	Dec. 31, 2013
Accounts payable	$870	$803
Income and other taxes payable	562	491
Dividends payable	440	356
Accrued wages and vacation	401	385
Accrued casualty costs	215	207
Interest payable	127	169
Equipment rents payable	106	96
Other	652	579
Total accounts payable and other current liabilities	$3,373	$3,086

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. As of September 30, 2014, and December 31, 2013, we had no interest rate cash flow hedges outstanding.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At September 30, 2014, the fair value of total debt was $12.7 billion, approximately $1.2 billion more than the carrying value. At December 31, 2013, the fair value of total debt was $10.2 billion, approximately $0.6 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At both September 30, 2014, and December 31, 2013, approximately $163 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

15. Debt

Credit Facilities – During the second quarter of 2014, we replaced our $1.8 billion revolving credit facility, which was scheduled to expire in May 2015, with a new $1.7 billion facility that expires in May 2019 (the facility). The facility is based on substantially similar terms as those in the previous credit facility. At September 30, 2014, we had $1.7 billion of credit available under the facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on either facility at any time during the nine months ended September 30, 2014. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London

Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in 2019 under a five-year term.

The facility requires that the Corporation maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At September 30, 2014, and December 31, 2013 (and at all times during the year), we were in compliance with this covenant. The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2014, the debt-to-net-worth coverage ratio allowed us to carry up to $43 billion of debt (as defined in the facility), and we had $11.6 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three and nine months ended September 30, 2014, we did not issue or repay any commercial paper, and at September 30, 2014, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

During the nine months ended September 30, 2014, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 10, 2014	$300 million of 2.25% Notes due February 15, 2019
$400 million of 3.75% Notes due March 15, 2024
$300 million of 4.85% Notes due June 15, 2044
August 12, 2014	$350 million of 3.25% Notes due January 15, 2025
$350 million of 4.15% Notes due January 15, 2045

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At September 30, 2014, we had remaining authority to issue up to $1.15 billion of debt securities under our shelf registration.

Equipment Trust – On May 20, 2014, UPRR consummated a pass-through (P/T) financing, whereby a P/T trust was created, which issued $500 million of P/T trust certificates with a stated interest rate of 3.227%. The P/T trust certificates will mature on May 14, 2026. The proceeds from the issuance of the P/T trust certificates were used to purchase equipment trust certificates to be issued by UPRR to finance the acquisition of 245 locomotives. The equipment trust certificates are secured by a lien on the locomotives.

During the three months ended June 30, 2014, UPRR received $402 million in proceeds (net of $3 million in transaction fees) to fund the purchase of the initial 199 locomotives delivered by the closing of the financing. The remaining proceeds of $95 million were held in an escrow account. As of September 30, 2014, the $95 million of restricted cash held in the escrow account was included in other assets on the Condensed Consolidated Statements of Financial Position.

On October 2, 2014, UPRR received the remaining proceeds of $95 million to fund the purchase of the remaining 46 locomotives.

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

Receivables Securitization Facility – The amount outstanding under the facility was $400 million and $0 at September 30, 2014, and December 31, 2013, respectively. See further discussion of our receivables securitization facility in Note 11.

16. Variable Interest Entities in Connection with Lease Arrangements

We have entered into various lease transactions in which the structure of the leases contain variable interest entities (VIEs). These VIEs were created solely for the purpose of leasing transactions (principally involving railroad equipment and facilities) and have no other activities, assets or liabilities outside of these lease transactions. As part of these lease arrangements, we have the right to purchase some or all of the assets at fixed prices. Depending on market conditions, fixed-price purchase options available in the leases could potentially provide benefits to us; however, we do not expect that these benefits will be significant.

We maintain and operate the assets based on contractual obligations included in the lease arrangements, which set specific guidelines consistent within the railroad industry. As such, we have no control over activities that could materially impact the fair value of the leased assets. We do not hold the power to direct the activities of the VIEs and, therefore, do not control the ongoing activities that have a significant impact on the economic performance of the VIEs. Additionally, we do not have the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs.

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $3.0 billion as of September 30, 2014.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 92% of the recorded liability is related to asserted claims and approximately 8% is related to unasserted claims at September 30, 2014. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $303 million to $331 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2014	2013
Beginning balance	$294	$334
Current year accruals	73	70
Changes in estimates for prior years	(20)	(23)
Payments	(44)	(64)
Ending balance at September 30	$303	$317
Current portion, ending balance at September 30	$77	$85

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 19% of the recorded liability is related to asserted claims and approximately 81% is related to unasserted claims at September 30, 2014.

Our asbestos-related liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2014	2013
Beginning balance	$131	$139
Accruals	-	-
Payments	(5)	(7)
Ending balance at September 30	$126	$132

Current portion, ending balance at September 30	$9	$8

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at September 30, 2014, and December 31, 2013.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 267 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 30 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At both September 30, 2014, and December 31, 2013, none of our environmental liability was discounted.

Our environmental liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2014	2013
Beginning balance	$171	$170
Accruals	37	44
Payments	(29)	(35)
Ending balance at September 30	$179	$179

Current portion, ending balance at September 30	$51	$50

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

Guarantees – At September 30, 2014, and December 31, 2013, we were contingently liable for guarantees of $88 million and $299 million, respectively. We have recorded a liability of $0.2 million and $1 million for the fair value of these obligations as of September 30, 2014, and December 31, 2013, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to equipment financings and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At September 30, 2014, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $3.7 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to

UPRR under a 10-year agreement commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and, on September 28, 2011, the judge issued a tentative Statement of Decision, which concluded that SFPP owes back rent to UPRR for the years 2004 through 2011. On May 29, 2012, the court entered judgment, awarding UPRR back rent and prejudgment interest. SFPP is appealing the final judgment. A favorable final judgment may materially affect our results of operations in the period of any monetary recoveries; however, due to the uncertainty regarding the amount and timing of any recovery, including the outcome of SFPP’s appeal of this judgment or any subsequent proceeding, we consider this a gain contingency and do not reflect any amounts in the Condensed Consolidated Financial Statements as of September 30, 2014.

18. Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of September 30, 2014, we repurchased a total of $11.7 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased in the first three quarters of 2013 under our previous repurchase program, and shares repurchased in the first three quarters of 2014 under the new program.

	Number of Shares Purchased		Average Price Paid
	2014	2013	2014	2013
First quarter	7,640,000	5,762,800	$89.43	$68.29
Second quarter	8,320,000	6,122,940	96.84	75.71
Third quarter	8,347,000	7,333,788	102.54	78.39
Total	24,307,000	19,219,528	$96.47	$74.51

Remaining number of shares that may be repurchased under current authority				95,693,000

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

From October 1, 2014, through October 22, 2014, we repurchased 2.2 million shares at an aggregate cost of approximately $230 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2014, Compared to

Three and Nine Months Ended September 30, 2013

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2013 Annual

Report on Form 10-K. There have not been any significant changes with respect to these policies during the first nine months of 2014.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.53 per diluted share on net income of $1.4 billion in the third quarter of 2014 compared to earnings of $1.24 per diluted share on net income of $1.2 billion for the third quarter of 2013. Year-to-date, net income was $3.7 billion versus $3.2 billion for the same period in 2013. Freight revenues increased 11%, or $569 million, in the third quarter compared to the same period in 2013 driven by 7% volume growth and pricing gains. Volume growth from grain, frac sand, rock, and intermodal (domestic and international) shipments offset declines in crude oil and coal shipments. The third quarter of 2014 generated best-ever quarterly financial results, reflecting our ability to leverage the additional volumes and improve core pricing.

In the third quarter of 2014, our average train speed and average terminal dwell, as reported to the Association of American Railroads (AAR), were essentially flat with the second quarter despite higher volumes, which increased 3%. In the third quarter, we purchased additional locomotives and increased active Train, Engine and Yard (TE&Y) employees in an effort to improve network performance and handle growing demand. We will continue adding resources in the fourth quarter and in 2015 as we focus on improving service and velocity.

Operating Revenues

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
Millions	2014	2013	Change	2014	2013	Change
Freight revenues	$5,819	$5,250	11%	$16,766	$15,387	9%
Other revenues	363	323	12	1,069	946	13
Total	$6,182	$5,573	11%	$17,835	$16,333	9%

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

Freight revenues for all six commodity groups increased during the third quarter of 2014 and the year-to-date period of 2014 compared to 2013, as a result of economic improvements in certain market sectors, along with the improved 2013 harvest. Volume levels increased for five of the six commodity groups, with particularly strong growth in agricultural products, industrial products and intermodal. ARC increased 3% and 2% during the third quarter and year-to-date periods of 2014 versus 2013, respectively, driven by pricing gains. In addition, business mix was a slight positive in the third quarter compared to 2013 and a slight negative year to date.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $721 million and $2.1 billion in the third quarter and year-to-date periods of 2014, compared to $633 million and $1.9 billion in the same periods of 2013. Higher fuel surcharge recoveries were driven by increased volume and the lag impact of our fuel surcharge programs (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries) partially offset by the lower fuel prices.

In the third quarter and year-to-date periods of 2014, other revenues increased from 2013 due to higher revenues at our subsidiaries, primarily those that broker intermodal and automotive services, accessorial revenue driven by increased volume and per diem revenue for container usage (previously included in automotive freight revenue).

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Nine Months Ended
Freight Revenues	September 30,		%	September 30,		%
Millions	2014	2013	Change	2014	2013	Change
Agricultural	$915	$771	19%	$2,759	$2,339	18%
Automotive	527	512	3	1,560	1,533	2
Chemicals	936	883	6	2,742	2,646	4
Coal	1,099	1,082	2	3,049	2,993	2
Industrial Products	1,161	975	19	3,302	2,868	15
Intermodal	1,181	1,027	15	3,354	3,008	12
Total	$5,819	$5,250	11%	$16,766	$15,387	9%

	Three Months Ended			Nine Months Ended
Revenue Carloads	September 30,		%	September 30,		%
Thousands	2014	2013	Change	2014	2013	Change
Agricultural	239	210	14%	721	631	14%
Automotive	204	195	5	600	576	4
Chemicals	288	282	2	841	840	-
Coal	466	468	-	1,313	1,284	2
Industrial Products	363	325	12	1,033	931	11
Intermodal [a]	936	848	10	2,693	2,480	9
Total	2,496	2,328	7%	7,201	6,742	7%

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
Average Revenue per Car	2014	2013	Change	2014	2013	Change
Agricultural	$3,836	$3,679	4%	$3,828	$3,707	3%
Automotive	2,590	2,620	(1)	2,600	2,661	(2)
Chemicals	3,249	3,134	4	3,261	3,151	3
Coal	2,362	2,312	2	2,323	2,331	-
Industrial Products	3,195	2,998	7	3,195	3,080	4
Intermodal [a]	1,260	1,211	4	1,245	1,213	3
Average	$2,331	$2,255	3%	$2,328	$2,282	2%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Higher volume and pricing gains drove the increase in freight revenue from agricultural shipments in the third quarter and year-to-date periods of 2014 versus 2013. Grain shipments increased 34% in the third quarter 2014 versus 2013, due to strength in the domestic feed grain market and strong corn exports, partially offset by lower export wheat due to a larger world crop. Grain shipments year-to-date increased 39%, reflecting the strong overall harvest in 2013 and the impact of the severe drought in 2012 that affected territory served by us and significantly reduced volumes during the first three quarters of 2013.

Automotive – Freight revenue from automotive shipments increased compared to the third quarter and year-to-date periods of 2013. Growth in automotive parts and finished vehicle shipments and core price improvements drove the higher revenue. Finished vehicle shipments increased in the second and third quarters with improved sales and production, which offset declines in the first quarter due to winter weather. Volume for automotive parts increased during the third quarter and year-to-date periods of 2014 driven by continued strength in production and market penetration. Mix shifts and a change in how we are compensated for container usage, which is now included as a per diem charge in other revenue, negatively impacted ARC in the third quarter and year-to-date periods.

Chemicals – Core price improvements increased freight revenue from chemicals in the third quarter and year-to-date periods of 2014 versus 2013. Higher volume and ARC driven by positive business mix also contributed to the increased freight revenue in the third quarter of 2014 versus 2013. Shipments of industrial chemicals grew as a result of continued strong demand in the drilling market in the third quarter and year-to-date periods of 2014. Shipments of crude oil from the Bakken and Eagle Ford shale formations to the Gulf area declined in both periods, as market factors, primarily regional pricing differences for various types of crude oil, have displaced some of the former gulf coast shipments to the East and West Coasts.

Coal – Higher fuel surcharges and core pricing gains, partially offset by modest volume declines, increased freight revenue from coal shipments in the third quarter of 2014 compared to 2013. Year-to-date, higher volume offset the lower ARC driven by negative business mix, resulting in a net increase to freight revenue in 2014. Despite strong demand due to inventory replenishment following the cold winter, network performance and contract losses limited second and third quarter volume growth. Southern Powder River Basin shipments declined 2% for the third quarter and 1% year-to-date. The second and third quarter declines offset volume increases during the first quarter from severe winter weather conditions, low inventories at utilities and higher natural gas prices. Shipments from Colorado and Utah mines increased 11%, from both the third quarter and year-to-date periods of 2013, driven by higher natural gas prices and strong exports through the West Coast.

Industrial Products – Volume growth, core pricing gains and positive business mix increased freight revenue from industrial products in the third quarter and year-to-date periods of 2014 versus 2013. Shipments of non-metallic minerals (primarily frac sand, up 39%) grew as a result of drilling activity for energy products, partly reflecting evolving drilling practices, which can increase the amount of frac sand used at certain wells. Additionally, both rock and lumber increased in the third quarter, driven by new housing and commercial construction.

Intermodal – Increased shipments and core pricing improvement drove higher freight revenue from intermodal shipments in the third quarter and year-to-date periods of 2014 compared to the same periods in 2013. International shipments increased 8% in the third quarter driven primarily by new business and improving economic conditions. We believe that some of the increased volumes of international intermodal during the second quarter may be attributed to an acceleration of shipments in anticipation of a possible impasse during renegotiations of labor contracts at West Coast ports. These gains in the second and third quarters offset the declines in the first quarter due to severe weather that negatively impacted consumer demand. Domestic traffic for the quarter and year-to-date periods increased 13% and 11%, respectively, driven by continued conversions from trucks and new premium services.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 10% to $579 million in the third quarter of 2014 versus the same period in 2013. Volume levels increased 9% from the third quarter of 2013, driven by strong growth in four of our six commodity groups. Year-to-date, revenue grew 11% versus 2013 to $1.7 billion. Volume levels increased 11% from 2013, as increases in agricultural products, chemicals, intermodal, industrial products and automotive offset lower export coal shipments.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
Millions	2014	2013	Change	2014	2013	Change
Compensation and benefits	$1,287	$1,196	8%	$3,787	$3,597	5%
Fuel	882	866	2	2,726	2,629	4
Purchased services and materials	650	588	11	1,893	1,730	9
Depreciation	481	447	8	1,415	1,319	7
Equipment and other rents	310	309	-	938	924	2
Other	242	205	18	696	661	5
Total	$3,852	$3,611	7%	$11,455	$10,860	5%

Operating expenses increased $241 million and $595 million in the third quarter and nine-month periods of 2014, respectively, versus 2013. Volume related expenses, incremental costs associated with operating a slower network, depreciation, wage and benefit inflation, and locomotive and freight car materials contributed to the higher costs during the periods. Lower fuel price partially offset these increases. In addition, the first nine months of 2014 includes first quarter weather related costs of approximately $35 million.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Volume-related expenses, including training, and a slower network increased our train and engine work force, which, along with general wage and benefit inflation, drove the increases in the third quarter of 2014 versus 2013. Weather related costs in the first quarter of 2014 also increased costs for the year-to-date period.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel costs were higher as gross-ton miles increased 8% in the third quarter. The fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands, improved 1% compared to the third quarter of 2013 due to productivity. Locomotive diesel fuel prices, which averaged $3.01 per gallon (including taxes and transportation costs) in the third quarter of 2014, improved 5% from the same period in 2013. For the nine month period, lower locomotive diesel fuel prices that averaged $3.08 per gallon versus $3.17 per gallon in 2013 reduced expenses by $73 million, which partially offset the increased fuel expense associated with the 7% increase in carloadings.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services increased 11% and 8% in the third quarter and year-to-date periods of 2014 when compared to the same periods in 2013, primarily due to volume-related expense incurred by our logistics subsidiaries for external transportation and increased crew transportation and lodging due to volume and a slower network. The year-to-date comparison was also impacted by snow removal in the first quarter of 2014. Locomotive and freight car material expenses increased in the third quarter of 2014 compared to the third quarter of 2013 due to additional volumes, including the impact of activating stored equipment to address operational issues caused by demand and a slower network.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher ongoing capital spending, increased depreciation expense in the third quarter and year-to-date periods of 2014 compared to 2013.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Higher intermodal volumes increased short-term freight car rental expense in the third quarter and year-to-date periods of 2014 compared to 2013. Conversely, lower container and freight car lease expense partially offset the higher freight car rental expense, as we exercised purchase options on some of our leased equipment.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs in the third quarter increased from 2013 driven by higher property taxes, damaged freight and equipment costs and personal injury expense. Year-to-date, lower damaged freight and equipment costs and environmental expense offset higher property taxes, utilities costs and personal injury expense compared to the same period in 2013.

Non-Operating Items

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
Millions	2014	2013	Change	2014	2013	Change
Other income	$20	$28	(29)%	$80	$91	(12)%
Interest expense	(144)	(138)	4	(415)	(399)	4
Income taxes	(836)	(701)	19	(2,296)	(1,951)	18

Other Income – Other income decreased in the third quarter of 2014 versus 2013 due to lower gains from real estate sales. Year-to-date, other income decreased as the $17 million received from a settlement of land lease arrangement in 2013 and lower gains from real estate sales more than offset an increase due to the sale of a permanent easement in 2014.

Interest Expense – Interest expense increased in the third quarter of 2014 versus 2013 due to an increased weighted-average debt level of $11.2 billion in 2014 versus $9.6 billion in 2013. Year-to-date, the increase in the weighted-average debt level to $10.6 billion in 2014 from $9.5 billion in 2013 more than offset a lower effective interest rate of 5.4% versus 5.7%, increasing interest expense for 2014 compared to the same period of 2013.

Income Taxes – Higher pre-tax income increased income tax expense in the third quarter and year-to-date periods of 2014 compared to 2013. Our effective tax rate for the third quarter of 2014 and 2013 was 37.9%. Our 2014 year-to-date effective tax rate was 38.0% compared to 37.8% in 2013.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Association of American Railroads (AAR). We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Average train speed (miles per hour)	23.8	26.3	(10) %	24.1	26.1	(8) %
Average terminal dwell time (hours)	29.7	26.3	13%	30.1	26.8	12%
Gross ton-miles (billions)	260.0	241.4	8%	752.6	704.4	7%
Revenue ton-miles (billions)	140.6	131.3	7%	407.9	382.7	7%
Operating ratio	62.3	64.8	(2.5) pts	64.2	66.5	(2.3) pts
Employees (average)	47,550	46,605	2%	46,922	46,610	1%

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the Association of American Railroads (AAR), decreased 10% and 8%, respectively, in the third quarter and year-to-date periods of 2014 versus 2013. A 7% volume increase, a major infrastructure project in Fort Worth, Texas, and inclement weather drove the decline in the third quarter. Flooding in the Midwest in the second quarter and severe weather conditions in the first quarter that impacted all major U.S. and Canadian railroads reduced year-to-date train speed.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 13% and 12%, respectively, in the third quarter and year-to-date periods of 2014 compared to 2013, reflecting the impacts of higher volumes and inclement weather.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles both increased 7% during the first nine months of 2014 compared to the same period in 2013 driven by a 7% increase in carloadings.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio improved 2.5 points to a record low 62.3% in the third quarter of 2014 versus the same period of 2013 and 2.3 points to 64.2% in the nine-month period of 2014 versus 2013. Core pricing gains, business demand and productivity more than offset the incremental operating costs associated with a slower network, weather and inflation.

Employees – Employee levels increased 2% in the third quarter of 2014 and increased 1% for the nine-month period of 2014 compared to the same periods in 2013. A decrease in our capital workforce due to improved productivity and project mix offset the larger train and engine work force required for higher volume levels and a slower network. We successfully managed the growth of our full-time-equivalent train and engine force levels at a rate less than our volume growth in the third quarter and year-to-date periods of 2014 compared to the same periods in 2013.

Debt to Capital / Adjusted Debt to Capital

Millions, Except Percentages	Sep. 30, 2014	Dec. 31, 2013
Debt (a)	$11,505	$9,577
Equity	21,553	21,225
Capital (b)	$33,058	$30,802
Debt to capital (a/b)	34.8%	31.1%

Millions, Except Percentages	Sep. 30, 2014	Dec. 31, 2013
Debt	$11,505	$9,577
Net present value of operating leases	2,866	3,057
Unfunded pension and OPEB	146	170
Adjusted debt (a)	14,517	12,804
Equity	21,553	21,225
Adjusted capital (b)	$36,070	$34,029
Adjusted debt to capital (a/b)	40.2%	37.6%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 5.4% at September 30, 2014, and 5.7% at December 31, 2013. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows Millions, for the Nine Months Ended September 30,	2014	2013
Cash provided by operating activities	$5,358	$4,881
Cash used in investing activities	(3,325)	(2,596)
Cash used in financing activities	(1,578)	(1,982)
Net change in cash and cash equivalents	$455	$303

Operating Activities

Higher net income in the nine months of 2014 increased cash provided by operating activities compared to the same period of 2013. Higher net income was partially offset by the impact of higher cash payments for income taxes resulting from the expiration of bonus depreciation.

Investing Activities

Higher capital investments in the nine months of 2014, including the early buyout of the long-term operating lease of our headquarters building for approximately $261 million, drove the increase in cash used in investing activities compared to the same period in 2013.

The table below details cash capital investments:

Millions, for the Nine Months Ended September 30,	2014	2013
Rail and other track material	$566	$591
Ties	323	361
Ballast	153	176
Other [a]	213	207
Total road infrastructure replacements	1,255	1,335

Line expansion and other capacity projects	348	324
Commercial facilities	121	86
Total capacity and commercial facilities	469	410

Locomotives and freight cars	797	484
Positive train control	277	308
Technology and other [b]	428	98
Total cash capital investments	$3,226	$2,635

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]	Technology and other includes the early buyout of our headquarters building operating lease.

Financing Activities

Cash used in financing activities decreased in the first nine months of 2014 versus the same period of 2013. Higher dividend payments in 2014 of $1.2 billion compared to $968 million in 2013, an increase of $173 million in debt repaid, and an increase of $880 million for the repurchase of shares under our common stock repurchase program all partially offset an increase of $1.6 billion from debt issued during the period.

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

Millions, for the Nine Months Ended September 30,	2014	2013
Cash provided by operating activities	$5,358	$4,881
Cash used in investing activities	(3,325)	(2,596)
Dividends paid	(1,186)	(968)
Free cash flow	$847	$1,317

Credit Facilities – During the second quarter of 2014, we replaced our $1.8 billion revolving credit facility, which was scheduled to expire in May 2015, with a new $1.7 billion facility that expires in May 2019 (the facility). The facility is based on substantially similar terms as those in the previous credit facility. At September 30, 2014, we had $1.7 billion of credit available under the facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on either facility at any time during the nine months ended September 30, 2014. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in 2019 under a five-year term.

The facility requires that the Corporation maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At September 30, 2014, and December 31, 2013 (and at all times during the year), we were in compliance with this covenant. The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2014, the debt-to-net-worth coverage ratio allowed us to carry up to $43 billion of debt (as defined in the facility), and we had $11.6 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three and nine months ended September 30, 2014, we did not issue or repay any commercial paper, and at September 30, 2014, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

During the nine months ended September 30, 2014, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 10, 2014	$300 million of 2.25% Notes due February 15, 2019
$400 million of 3.75% Notes due March 15, 2024
$300 million of 4.85% Notes due June 15, 2044
August 12, 2014	$350 million of 3.25% Notes due January 15, 2025
$350 million of 4.15% Notes due January 15, 2045

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At September 30, 2014, we had remaining authority to issue up to $1.15 billion of debt securities under our shelf registration.

Equipment Trust – On May 20, 2014, UPRR consummated a pass-through (P/T) financing, whereby a P/T trust was created, which issued $500 million of P/T trust certificates with a stated interest rate of 3.227%. The P/T trust certificates will mature on May 14, 2026. The proceeds from the issuance of the P/T trust certificates were used to purchase equipment trust certificates to be issued by UPRR to finance the acquisition of 245 locomotives. The equipment trust certificates are secured by a lien on the locomotives.

During the three months ended June 30, 2014, UPRR received $402 million in proceeds (net of $3 million in transaction fees) to fund the purchase of the initial 199 locomotives delivered by the closing of the financing. The remaining proceeds of $95 million were held in an escrow account. As of September 30, 2014, the $95 million of restricted cash held in the escrow account was included in other assets on the Condensed Consolidated Statements of Financial Position.

On October 2, 2014, UPRR received the remaining proceeds of $95 million to fund the purchase of the remaining 46 locomotives.

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

Receivables Securitization Facility – On July 29, 2014 we completed the renewal of our receivables securitization facility. The new $650 million, 3-year facility replaces the prior $600 million, 364-day facility. Under the facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount outstanding under the facility was $400 million and $0 at September 30, 2014, and December 31, 2013, respectively. The amount outstanding under the facility was supported by $1.3 billion and $1.1 billion of accounts receivable as collateral at September 30, 2014, and December 31, 2013, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The outstanding amount the Railroad is allowed to maintain under the facility, with a maximum of $650 million, may fluctuate based on the availability of eligible receivables and is directly affected by business volumes and credit risks, including receivables payment quality measures such as default and dilution ratios. If default or dilution ratios increase one percent, the allowable outstanding amount under the facility would not materially change.

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuing costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended September 30, 2014, and 2013, and $3 million for the nine months ended September 30, 2014, and 2013.

Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of September 30, 2014, we repurchased a total of $11.7 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased in the first three quarters of 2013 under our previous repurchase program, and shares repurchased in the first three quarters of 2014 under the new program. All references to common shares and per share amounts have been retroactively adjusted to reflect the June 2014 stock split for all periods presented.

	Number of Shares Purchased		Average Price Paid
	2014	2013	2014	2013
First quarter	7,640,000	5,762,800	$89.43	$68.29
Second quarter	8,320,000	6,122,940	96.84	75.71
Third quarter	8,347,000	7,333,788	102.54	78.39
Total	24,307,000	19,219,528	$96.47	$74.51

Remaining number of shares that may be repurchased under current authority				95,693,000

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

From October 1, 2014, through October 22, 2014, we repurchased 2.2 million shares at an aggregate cost of approximately $230 million.

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

The following tables identify material obligations and commitments as of September 30, 2014:

Contractual Obligations Millions		Oct. 1 through Dec. 31, 2014	Payments Due by Dec. 31,
	Total		2015	2016	2017	2018	After 2018	Other
Debt [a]	$17,999	$99	$829	$954	$1,373	$869	$13,875	$-
Operating leases [b]	3,711	69	491	468	416	344	1,923	-
Capital lease obligations [c]	1,958	30	249	249	247	225	958	-
Purchase obligations [d]	6,075	1,064	2,532	1,223	312	256	656	32
Other postretirement benefits [e]	406	10	43	43	44	45	221	-
Income tax contingencies [f]	55	27	-	-	-	-	-	28
Total contractual obligations	$30,204	$1,299	$4,144	$2,937	$2,392	$1,739	$17,633	$60

[a]	Excludes capital lease obligations of $1,537 million and unamortized discount of ($598) million. Includes an interest component of $7,433 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $421 million.

[d]

Purchase obligations include locomotive maintenance contracts; purchase commitments for fuel purchases, locomotives, ties, ballast, rail, and aircraft; and agreements to purchase other goods and services. For amounts where we cannot reasonably estimate the year of settlement, they are reflected in the Other column.

[e]	Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.

[f]

Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of September 30, 2014. For amounts where the year of settlement is uncertain, they are reflected in the Other column.

Other Commercial Commitments Millions		Oct. 1 through Dec. 31, 2014	Amount of Commitment Expiration by Dec. 31,
	Total		2015	2016	2017	2018	After 2018
Credit facilities [a]	$1,700	$-	$-	$-	$-	$-	$1,700
Receivables securitization facility [b]	650	-	-	-	650	-	-
Guarantees [c]	88	3	12	30	10	11	22
Standby letters of credit [d]	28	7	21	-	-	-	-
Total commercial commitments	$2,466	$10	$33	$30	$660	$11	$1,722

[a]	None of the credit facility was used as of September 30, 2014.

[b]	$400 million of the receivables securitization facility was utilized at September 30, 2014, which is accounted for as debt. The full program matures in July 2017.

[c]	Includes guaranteed obligations related to equipment financings and affiliated operations.

[d]	None of the letters of credit were drawn upon as of September 30, 2014.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2014:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jul. 1 through Jul. 31	3,072,479	100.64	3,067,000	100,973,000
Aug. 1 through Aug. 31	3,183,041	100.81	3,180,000	97,793,000
Sep. 1 through Sep. 30	2,102,273	107.93	2,100,000	95,693,000
Total	8,357,793	$102.54	8,347,000	N/A

[a]

Total number of shares purchased during the quarter includes 10,793 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $15.7 billion and $16.3 billion at September 30, 2014, and December 31, 2013, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2014 and 2013.

12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2014 and 2013.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - John J. Koraleski.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John J. Koraleski and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (filed with the SEC on October 23, 2014), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended September 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2014 and 2013, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2014 and 2013, and (vi) the Notes to the Condensed Consolidated Financial Statements.

Incorporated by Reference

3(a)

Revised Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective May 14, 2009, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated May 15, 2009.

4(a)	Form of 3.250% Note due 2025 is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 12, 2014.

4(b)	Form of 4.150% Note due 2045 is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated August 12, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 23, 2014

UNION PACIFIC CORPORATION

(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)