Form 10-K
period 2014-12-31
UNION PACIFIC CORP
filed 2015-02-06
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

☐  Yes             ☑  No

As of June 30, 2014, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $89.4 billion.

The number of shares outstanding of the registrant’s Common Stock as of January 30, 2015 was 881,284,029.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2015, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

UNION PACIFIC CORPORATION

February 6, 2015

Fellow Shareholders:

I am happy to report another successful year for Union Pacific in 2014. We set numerous financial records, achieving record earnings per share of $5.75 while improving our operating ratio to a record low 63.5 percent, 2.6 points better than 2013. Our return on invested capital* was an all-time high of 16.2 percent, up 1.5 percentage points year-over-year. As a result, Union Pacific was able to reward its shareholders with increased returns in 2014. We increased our quarterly declared dividend per share twice last year, with total dividends declared for 2014 growing 29 percent compared to the full year 2013. We also repurchased $3.2 billion in Union Pacific shares, a 45 percent increase from 2013. UP’s stock price reached an all-time high in 2014, increasing 42 percent, and outpacing the S&P 500 by 30 percentage points.

Union Pacific handled robust volume growth of 7 percent last year. A record grain harvest and increased frac sand shipments drove particularly strong growth in Agricultural Products and Industrial Products, respectively. Increased international volumes and continued highway-to-rail conversions also drove strong growth in Intermodal. Our Automotive and Coal businesses recorded modest volume gains over 2013, while our Chemicals business was up slightly, as growth in base chemicals more than offset a decline in crude-by-rail shipments during the year.

Throughout the year we maintained our unrelenting focus on safety. We achieved an all-time record low reportable personal injury rate while the reportable rate for rail equipment incidents improved 7 percent over last year. The team has made great progress on our way toward achieving our ultimate goal of an incident free environment. Our commitment to risk reduction, Courage to Care, and Total Safety Culture will continue to lead the way so that every employee returns home safely.

Strong carload growth combined with significant weather disruptions to affect the performance of our network during 2014. Average system velocity, as reported to the AAR, decreased 8 percent and average terminal dwell increased 12 percent when compared to 2013. Throughout 2014 we worked hard to improve the fluidity of our network and the service we provided to our customers. In total, we increased our TE&Y workforce by more than 1,700 employees and added around 800 locomotives, including 261 new units, to our active fleet. We are encouraged by the progress we have made, and remain committed to further improvement.

Our capital program helps ensure we have the resources and network capacity required to handle our current volumes as well as future growth. In total we spent $4.1 billion in 2014, strengthening the franchise. This included $2.3 billion in replacement capital to harden our infrastructure, and to improve the safety and resiliency of our network. In addition, we spent $1.4 billion on service, growth, and productivity initiatives driven by investments in capacity, commercial facilities, and equipment. We also continued to make progress toward completing the federally mandated Positive Train Control project. Going forward, we will continue to focus on generating the strong returns needed to support our ongoing capital investment.

With our extensive geographic coverage, our unparalleled access to Gulf and West Coast ports, and the industry’s best access to Mexico, Union Pacific is well-positioned to compete successfully across a wide variety of business segments. In a dynamic environment, this diversity is a great strength of our franchise, which will enable us to serve the growing markets of tomorrow.

As always, there will be challenges to overcome in the year ahead, but we also see growth opportunities to be realized across many of our business sectors. Efficiency is also a cornerstone of our success, and we will continue to build on the progress we’ve made in improving our network capabilities so we can provide the safe, reliable service our customers expect and deserve.

I could not be more proud of the dedicated men and women of Union Pacific who have worked so hard to achieve our success this past year. I am confident that our team will continue to develop the potential of our strong franchise, enhancing the value proposition for our customers, and providing increasing returns for our shareholders.

Chairman

3	*See Item 7 of this report for reconciliations to U.S. GAAP.

DIRECTORS AND SENIOR MANAGEMENT

BOARD OF DIRECTORS

Andrew H. Card, Jr.

President

Franklin Pierce University

Board Committees: Audit, Compensation and Benefits

Erroll B. Davis, Jr.

Former Chairman,

President & CEO

Alliant Energy Corporation

Board Committees: Compensation

and Benefits (Chair), Corporate

Governance and Nominating

David B. Dillon

Former Chairman

The Kroger Company

Board Committees: Audit,

Compensation and Benefits

Lance M. Fritz

President and

Chief Executive Officer

Union Pacific Corporation and

Union Pacific Railroad Company

Judith Richards Hope

Emerita Professor of Law and

Distinguished Visitor from Practice

Georgetown University Law Center

Board Committees: Corporate

Governance and Nominating,

Finance

John J. Koraleski

Chairman of the Board

Union Pacific Corporation and

Union Pacific Railroad Company

Charles C. Krulak

General, USMC, Ret.

President

Birmingham – Southern College

Board Committees: Audit, Finance

Michael R. McCarthy

Chairman

McCarthy Group, LLC

Board Committees: Corporate

Governance and Nominating,

Finance (Chair)

Michael W. McConnell

General Partner and

Former Managing Partner

Brown Brothers Harriman & Co.

Board Committees: Audit (Chair),

Finance

Thomas F. McLarty III

President

McLarty Associates

Board Committees: Finance,

Corporate Governance and

Nominating

Steven R. Rogel

Former Chairman

Weyerhaeuser Company

Lead Independent Director

Board Committees: Compensation

and Benefits, Corporate Governance

and Nominating (Chair)

Jose H. Villarreal

Advisor

Akin, Gump, Strauss, Hauer &

Feld, LLP

Board Committees: Audit,

Compensation and Benefits

SENIOR MANAGEMENT

John J. Koraleski

Chairman of the Board

Union Pacific Corporation and

Union Pacific Railroad Company

Lance M. Fritz

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

Executive Vice President –

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

Operations – UPRR is a Class I railroad operating in the U.S. We have 31,974 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern U.S. gateways and providing several corridors to key Mexican gateways. We serve the Western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our freight traffic consists of bulk, manifest, and premium business. Bulk traffic primarily consists of coal, grain, soda ash, ethanol, rock and crude oil shipped in unit trains – trains transporting a single commodity from one source to one destination. Manifest traffic includes individual carload or less than train-load business involving

2014 Freight Revenue

commodities such as lumber, steel, paper, food and chemicals. The transportation of finished vehicles, auto parts, intermodal containers and truck trailers are included as part of our premium business. In 2014, we generated freight revenues totaling $22.6 billion from the following six commodity groups:

Agricultural Products – Transportation of grains, commodities produced from these grains, and food and beverage products generated 17% of the Railroad’s 2014 freight revenue. The Company accesses most major grain markets, linking the Midwest and Western U.S. producing areas to export terminals in the Pacific Northwest and Gulf Coast ports, as well as Mexico. We also serve significant domestic markets, including grain processors, animal feeders and ethanol producers in the Midwest, West, South and Rocky Mountain states. Unit trains, which transport a single commodity between producers and export terminals or domestic markets, represent approximately 42% of our agricultural shipments.

Automotive – We are the largest automotive carrier west of the Mississippi River and operate or access over 40 vehicle distribution centers. The Railroad’s extensive franchise serves five vehicle assembly plants and connects to West Coast ports, Mexico gateways and the Gulf of Mexico to accommodate both import and export shipments. In addition to transporting finished vehicles, UPRR provides expedited handling of automotive parts in both boxcars and intermodal containers destined for Mexico, the U.S. and Canada. The automotive group generated 9% of Union Pacific’s freight revenue in 2014.

Chemicals – Transporting chemicals generated 16% of our freight revenue in 2014. The Railroad’s unique franchise serves the chemical producing areas along the Gulf Coast, where roughly 60% of the Company’s chemical business originates, terminates or travels. Our chemical franchise also accesses chemical producers in the Rocky Mountains and on the West Coast. The Company’s chemical shipments include four broad categories: petrochemicals, fertilizer, soda ash, and other. Petrochemicals include industrial chemicals, plastics, and petroleum products, including crude oil and liquid petroleum gases. Currently, these products move primarily to and from the Gulf Coast region. Fertilizer movements originate in the Gulf Coast region, the western U.S. and Canada (through interline access) for delivery to major agricultural users in the Midwest, western U.S., as well as abroad. Soda ash originates in southwestern Wyoming and California, destined for chemical and glass producing markets in North America and abroad. Other shipments include sodium products, phosphorus rock and sulfur.

Coal – Shipments of coal and petroleum coke accounted for 18% of our freight revenue in 2014. The Railroad’s network supports the transportation of coal and petroleum coke to independent and regulated power companies and industrial facilities throughout the U.S. Through interchange gateways and ports, UPRR’s reach extends to eastern U.S. utilities, Mexico, Europe and Asia. Water terminals allow the Railroad to move western U.S. coal east via the Mississippi and Ohio Rivers, as well as the Great Lakes. Export coal moves through West Coast ports to Asia and through the Mississippi River and Houston to Europe. Coal traffic originating in the Southern Powder River Basin (SPRB) area of Wyoming is the largest segment of the Railroad’s coal business.

Industrial Products – Our extensive network facilitates the movement of numerous commodities between thousands of origin and destination points throughout North America. The Industrial Products group consists of several categories, including construction products, minerals, consumer goods, metals, lumber, paper, and other miscellaneous products. In 2014, this group generated 20% of Union Pacific’s total freight revenue. Commercial, residential and governmental infrastructure investments drive shipments of steel, aggregates (cement components), cement and wood products. Oil and gas drilling generates demand for raw steel, finished pipe, frac sand, stone and drilling fluid commodities. Industrial and light manufacturing plants receive steel, nonferrous materials, minerals and other raw materials. Paper and packaging commodities, as well as appliances, move to major metropolitan areas for consumers. Lumber shipments originate primarily in the Pacific Northwest and western Canada and move throughout the U.S. for use in new home construction and repair and remodeling.

Intermodal – Our Intermodal business includes two segments: international and domestic. International business consists of import and export container traffic that mainly passes through West Coast ports served by UPRR’s extensive terminal network. Domestic business includes container and trailer traffic picked up and delivered within North America for intermodal marketing companies (primarily shipper agents and logistics companies), as well as truckload carriers. Less-than-truckload and package carriers with time-sensitive business requirements are also an important part of domestic shipments. Together, international and domestic business generated 20% of UPC’s 2014 freight revenue.

Seasonality – Some of the commodities we carry have peak shipping seasons, reflecting either or both the nature of the commodity (such as certain agricultural and food products that have specific growing and harvesting seasons) and the demand cycle for the commodity (such as intermodal traffic that generally peaks during the third quarter to meet holiday-related demand for consumer goods during the fourth quarter). The peak shipping seasons for these commodities can vary considerably each year depending upon various factors, including the strength of domestic and international economies and currencies and the strength of harvests and market prices for agricultural products. In response to an annual request from the Surface Transportation Board (STB) of the U.S. Department of Transportation (DOT) to all of the Class I railroads operating in the U.S., we submit a publicly available letter during the third quarter detailing our plans for handling traffic during the third and fourth quarters and providing other information requested by the STB.

Working Capital – At December 31, 2014 and 2013, we had a modest working capital surplus, which provides enhanced liquidity. In addition, we believe we have adequate access to capital markets to meet any foreseeable cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Competition – We are subject to competition from other railroads, motor carriers, ship and barge operators, and pipelines. Our main railroad competitor is Burlington Northern Santa Fe LLC. Its primary subsidiary, BNSF Railway Company (BNSF), operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other railroads and motor carriers. Motor carrier competition exists for five of our six commodity groups (excluding most coal shipments). Because of the proximity of our routes to major inland and Gulf Coast waterways, barges can be particularly competitive, especially for grain and bulk commodities in certain areas where we operate. In addition to price competition, we face competition with respect to transit times, quality and reliability of service from motor carriers and other railroads. Motor carriers in particular can have an advantage over railroads with respect to transit times and timeliness of service. However, railroads are much more fuel-efficient than trucks, which reduces the impact of transporting goods on the environment and public infrastructure, and we have been making efforts to convert certain truck traffic to rail. Additionally, we must build or acquire and maintain our rail system; trucks and barges are able to use public rights-of-way maintained by public entities. Any of the following could also affect the competitiveness of our transportation services for some or all of our commodities: (i) improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, (ii) legislation that eliminates or significantly reduces the size or weight limitations applied to motor carriers, or (iii) legislation or regulatory changes that impose operating restrictions on railroads or that adversely affect the profitability of some or all railroad traffic. For more information regarding risks we face from competition, see the Risk Factors in Item 1A of this report.

Key Suppliers – We depend on two key domestic suppliers of high horsepower locomotives. Due to the capital intensive nature of the locomotive manufacturing business and sophistication of this equipment, potential new suppliers face high barriers of entry into this industry. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives for any reason, including insolvency or bankruptcy, we could experience a significant cost increase and risk reduced availability of the locomotives that are necessary to our operations. Additionally, for a high percentage of our rail purchases, we utilize two steel producers (one domestic and one international) that meet our specifications. Rail is critical for maintenance, replacement, improvement, and expansion of our network and facilities. Rail manufacturing also has high barriers of entry, and, if one of those suppliers discontinues operations for any reason, including insolvency or bankruptcy, we could experience cost increases and difficulty obtaining rail.

Employees – Approximately 85% of our 47,201 full-time-equivalent employees are represented by 14 major rail unions. On January 1, 2015, current labor agreements became subject to modification and we began the current round of negotiations with the unions. Existing agreements remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention) are exhausted. Contract negotiations historically continue for an extended period of time and we rarely experience work stoppages while negotiations are pending.

Railroad Security – Our security efforts consist of a wide variety of measures including employee training, engagement with our customers, training of emergency responders, and partnerships with numerous federal, state, and local government agencies. While federal law requires us to protect the confidentiality of our security plans designed to safeguard against terrorism and other security incidents, the following provides a general overview of our security initiatives.

UPRR Security Measures – We maintain a comprehensive security plan designed to both deter and respond to any potential or actual threats as they arise. The plan includes four levels of alert status, each with its own set of countermeasures. We employ our own police force, consisting of more than 200 commissioned and highly-trained officers. Our employees also undergo recurrent security and preparedness training, as well as federally-mandated hazardous materials and security training. We regularly review the sufficiency of our employee training programs. We maintain the capability to move critical operations to back-up facilities in different locations.

We operate an emergency response management center 24 hours a day. The center receives reports of emergencies, dangerous or potentially dangerous conditions, and other safety and security issues from our employees, the public, and law enforcement and other government officials. In cooperation with government officials, we monitor both threats and public events, and, as necessary, we may alter rail traffic flow at times of concern to minimize risk to communities and our operations. We comply with the hazardous materials routing rules and other requirements imposed by federal law. We also design our operating plan to expedite the movement of hazardous material shipments to minimize the time rail cars remain idle at yards and terminals located in or near major population centers. Additionally, in compliance with Transportation Security Agency regulations, we deployed information systems and instructed employees in tracking and documenting the handoff of Rail Security Sensitive Materials with customers and interchange partners.

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

Cooperation with Federal, State, and Local Government Agencies – We work closely on physical and cyber security initiatives with government agencies, including the DOT and the Department of Homeland Security (DHS) as well as local police departments, fire departments, and other first responders. In conjunction with the Association of American Railroads (AAR), we sponsor Ask Rail, a mobile application which provides first responders with secure links to electronic information, including commodity and emergency response information required by emergency personnel to respond to accidents and other situations. We also participate in the National Joint Terrorism Task Force, a multi-agency effort established by the U.S. Department of Justice and the Federal Bureau of Investigation to combat and prevent terrorism.

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

Cooperation with Customers and Trade Associations – Through TransCAER (Transportation Community Awareness and Emergency Response) we work with the AAR, the American Chemistry Council, the American Petroleum Institute, and other chemical trade groups to provide communities with preparedness tools, including the training of emergency responders. In cooperation with the Federal Railroad Administration (FRA) and other interested groups, we are also working to develop additional improvements to tank car design that will further limit the risk of releases of hazardous materials.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

Governmental Regulation – Our operations are subject to a variety of federal, state, and local regulations, generally applicable to all businesses. (See also the discussion of certain regulatory proceedings in Legal Proceedings, Item 3.)

The operations of the Railroad are also subject to the regulatory jurisdiction of the STB. The STB has jurisdiction over rates charged on certain regulated rail traffic; common carrier service of regulated traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers. In 2014, the STB continued its efforts to explore whether to expand rail regulation. The STB has requested parties to discuss the STB’s methodology for determining railroad revenue adequacy and the possible use of a revenue adequacy constraint in regulating railroad rates. The STB also held hearings to evaluate the potential impact of expanded reciprocal switching arrangements on railroads. For the past several legislative sessions, proposed bills have been introduced in Congress that aim to alter the regulatory structure of the railroad industry. We will continue to monitor any legislative activity involving rail and transportation regulation and respond accordingly.

The operations of the Railroad also are subject to the regulations of the FRA and other federal and state agencies. On January 12, 2010, the FRA issued initial rules governing installation of Positive Train Control (PTC) by the end of 2015. The final regulation was issued on August 8, 2014. Although still under development, PTC is a collision avoidance technology intended to override engineer controlled locomotives and stop train-to-train and overspeed accidents, misaligned switch derailments, and unauthorized entry to work zones. Following the issuance of the initial rules, the FRA acknowledged that projected costs will exceed projected benefits by a ratio of at least 22 to one, and we estimate that our costs will be higher than those assumed by the FRA. In August 2012, the FRA provided Congress with a status report regarding implementation of PTC. This report indicated that the rail industry will likely achieve only partial deployment of PTC by the current deadline due to significant technical developments, training and deployment, and the delay in issuing the final rule. Through 2014, we have invested approximately $1.6 billion in the development of PTC. The Company is planning to submit its PTC safety plan to the FRA in the second quarter of 2015.

On August 1, 2014, the Pipeline and Hazardous Materials Safety Administration (PHMSA) issued proposed rules concerning the transportation of certain flammable liquids. The proposed rules include a variety of possible measures including tank car standards, speed restrictions, braking system requirements, community notification, and operating restrictions. We, along with others in the rail industry, submitted comments concerning the proposed rules. Railroad operations for the entire industry could be impacted depending on the outcome of the final rules. We will continue to monitor this rulemaking process.

DOT, the Occupational Safety and Health Administration, PHMSA and DHS, along with other federal agencies, have jurisdiction over certain aspects of safety, movement of hazardous materials and hazardous waste, emissions requirements, and equipment standards. The Rail Safety Improvement Act of 2008, among other things, revised hours of service rules for train and certain other railroad employees, mandated implementation of PTC, imposed passenger service requirements, addressed safety at rail crossings, increased the number of safety related employees of the FRA, and increased fines that may be levied against railroads for safety violations. Additionally, various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in ways not preempted by federal law.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7 and Note 18 to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Item 1A. Risk Factors

The information set forth in this Item 1A should be read in conjunction with the rest of the information included in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and Financial Statements and Supplementary Data, Item 8.

We Must Manage Fluctuating Demand for Our Services and Network Capacity – If there is significant demand for our services that exceeds the designed capacity of our network, we may experience network difficulties, including congestion and reduced velocity, that could compromise the level of service we provide to our customers. This level of demand may also compound the impact of weather and weather-related events on our operations and velocity. Although we continue to improve our transportation plan, add capacity, improve operations at our yards and other facilities, and improve our ability to address surges in demand for any reason with adequate resources, we cannot be sure that these measures will fully or adequately address any service shortcomings resulting from demand exceeding our planned capacity. We may experience other operational or service difficulties related to network capacity, dramatic and unplanned fluctuations in demand for rail service with respect to one or more commodities or operating regions, or other events that could negatively impact our operational efficiency, any of which could have a material adverse effect on our results of operations, financial condition, and liquidity. In the event that we experience significant reductions in demand for rail services with respect to one or more commodities, we may experience increased costs associated with resizing our operations, including higher unit operating costs and costs for the storage of locomotives, rail cars, and other equipment; work-force adjustments; and other related activities, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Transport Hazardous Materials – We transport certain hazardous materials and other materials, including crude oil, ethanol, and toxic inhalation hazard (TIH) materials, such as chlorine, that pose certain risks in the event of a release or combustion. Additionally, U.S. laws impose common carrier obligations on railroads that require us to transport certain hazardous materials regardless of risk or potential exposure to loss. A rail accident or other incident or accident on our network, at our facilities, or at the facilities of our customers involving the release or combustion of hazardous materials could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation in excess of our insurance coverage for these risks, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

Severe Weather Could Result in Significant Business Interruptions and Expenditures – As a railroad with a vast network, we are exposed to severe weather conditions and other natural phenomena, including earthquakes, hurricanes, fires, floods, mudslides or landslides, extreme temperatures, and significant precipitation. Line outages and other interruptions caused by these conditions can adversely affect our entire rail network and can adversely affect revenue, costs, and liabilities, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We Are Subject to Significant Environmental Laws and Regulations – Due to the nature of the railroad business, our operations are subject to extensive federal, state, and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; handling, storage, transportation, and disposal of waste and other materials; and hazardous material or petroleum releases. We generate and transport hazardous and non-hazardous waste in our operations, and we did so in our former operations. Environmental liability can extend to previously owned or operated properties, leased properties, and properties owned by third parties, as well as to properties we currently own. Environmental liabilities have arisen and may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. We have been and may be subject to allegations or findings that we have violated, or are strictly liable under, these laws or regulations. We currently have certain obligations at existing sites for investigation, remediation and monitoring, and we likely will have obligations at other sites in the future. Liabilities for these obligations affect our estimate based on our experience and, as necessary, the advice and assistance of our consultants. However, actual costs may vary from our estimates due to any or all of several factors, including changes to environmental laws or interpretations of such laws, technological changes affecting investigations and remediation, the participation and financial viability of other parties responsible for any such liability and the corrective action or change to corrective actions required to remediate any existing or future sites. We could incur significant costs as a result of any of the foregoing, and we may be required to incur significant expenses to investigate and remediate known, unknown, or future environmental contamination, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

Strikes or Work Stoppages Could Adversely Affect Our Operations – The U.S. Class I railroads are party to collective bargaining agreements with various labor unions. The majority of our employees belong to labor unions and are subject to these agreements. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, slowdowns, or lockouts, which could cause a significant disruption of our operations and have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could compromise our service reliability or significantly increase our costs for health care, wages, and other benefits, which could have a material adverse impact on our results of operations, financial condition, and liquidity.

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

We May Be Affected By Fluctuating Fuel Prices – Fuel costs constitute a significant portion of our transportation expenses. Diesel fuel prices can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on our operating results. Although we currently are able to recover a significant amount of our fuel expenses from our customers through revenue from fuel surcharges, we cannot be certain that we will always be able to mitigate rising or elevated fuel costs through our fuel surcharges. Additionally, future market conditions or legislative or regulatory activities could adversely affect our ability to apply fuel surcharges or adequately recover increased fuel costs through fuel surcharges. As fuel prices fluctuate, our fuel surcharge programs trail such fluctuations in fuel price by approximately two months, and may be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing prices. International, political, and economic factors, events and conditions affect the volatility of fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity. Alternatively, lower fuel prices could have a positive impact on the economy by increasing consumer discretionary spending that potentially could increase demand for various consumer products we transport. However, lower fuel prices could have a negative impact on other commodities we transport, such as coal, frac sand and crude oil shipments, which could have a material adverse affect on our results of operations, financial condition, and liquidity.

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

A Significant Portion of Our Revenue Involves Transportation of Commodities to and from International Markets – Although revenues from our operations are attributable to transportation services provided in the U.S., a significant portion of our revenues involves the transportation of commodities to and from international markets, including Mexico and Southeast Asia, by various carriers and, at times, various modes of transportation. Significant and sustained interruptions of trade with Mexico or countries in Southeast Asia, including China, could adversely affect customers and other entities that, directly or indirectly, purchase or rely on rail transportation services in the U.S. as part of their operations, and any such interruptions could have a material adverse effect on our results of operations, financial condition and liquidity. Any one or more of the following could cause a significant and sustained interruption of trade with Mexico or countries in Southeast Asia: (a) a deterioration of security for international trade and businesses; (b) the adverse impact of new laws, rules and regulations or the interpretation of laws, rules and regulations by government entities, courts or regulatory bodies, including taxing authorities, that affect our customers doing business in foreign countries; (c) any significant adverse economic developments, such as extended periods of high inflation, material disruptions in the banking sector or in the capital markets of these foreign countries, and significant changes in the valuation of the currencies of these foreign countries that could materially affect the cost or value of imports or exports; (d) shifts in patterns of international trade that adversely affect import and export markets; and (e) a material reduction in foreign direct investment in these countries.

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

TRACK

Our rail network includes 31,974 route miles. We own 26,012 miles and operate on the remainder pursuant to trackage rights or leases. The following table describes track miles at December 31, 2014 and 2013.

	2014	2013
Route	31,974	31,838
Other main line	6,943	6,766
Passing lines and turnouts	3,197	3,167
Switching and classification yard lines	9,058	9,090
Total miles	51,172	50,861

HEADQUARTERS BUILDING

We own our headquarters building in Omaha, Nebraska. The facility has 1.2 million square feet of space for approximately 4,000 employees.

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

RAIL FACILITIES

In addition to our track structure, we operate numerous facilities, including terminals for intermodal and other freight; rail yards for building trains (classification yards), switching, storage-in-transit (the temporary storage of customer goods in rail cars prior to shipment) and other activities; offices to administer and manage our operations; dispatching centers to direct traffic on our rail network; crew quarters to house train crews along our network; and shops and other facilities for fueling, maintenance, and repair of locomotives and repair and maintenance of rail cars and other equipment. The following table includes the major yards and terminals on our system:

Major Classification Yards	Major Intermodal Terminals
North Platte, Nebraska	ICTF (Los Angeles), California
North Little Rock, Arkansas	Global IV (Joliet), Illinois
Englewood (Houston), Texas	East Los Angeles, California
Fort Worth, Texas	DIT (Dallas), Texas
Proviso (Chicago), Illinois	Global I (Chicago), Illinois
Livonia, Louisiana	Marion (Memphis), Tennessee
Roseville, California	Global II (Chicago), Illinois
Pine Bluff, Arkansas	Mesquite, Texas
West Colton, California	City of Industry, California
Neff (Kansas City), Missouri	Lathrop, California

RAIL EQUIPMENT

Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for maintenance, transportation of crews, and other activities. As of December 31, 2014, we owned or leased the following units of equipment:

Locomotives	Owned	Leased	Total	Average Age (yrs.)
Multiple purpose	5,666	2,327	7,993	18.4
Switching	333	12	345	35.6
Other	68	57	125	35.4
Total locomotives	6,067	2,396	8,463	N/A

Freight cars	Owned	Leased	Total	Average Age (yrs.)
Covered hoppers	13,034	15,522	28,556	19.4
Open hoppers	7,521	4,107	11,628	28.5
Gondolas	6,243	3,874	10,117	24.7
Boxcars	3,466	1,567	5,033	29.3
Refrigerated cars	2,508	4,104	6,612	24.5
Flat cars	2,637	1,261	3,898	29.4
Other	20	354	374	N/A
Total freight cars	35,429	30,789	66,218	N/A

Highway revenue equipment	Owned	Leased	Total	Average Age (yrs.)
Containers	26,629	28,306	54,935	7.1
Chassis	15,182	25,951	41,133	8.9
Total highway revenue equipment	41,811	54,257	96,068	N/A

CAPITAL EXPENDITURES

Our rail network requires significant annual capital investments for replacement, improvement, and expansion. These investments enhance safety, support the transportation needs of our customers, and improve our operational efficiency. Additionally, we add new locomotives and freight cars to our fleet to replace older, less efficient equipment, to support growth and customer demand, and to reduce our impact on the environment through the acquisition of more fuel-efficient and low-emission locomotives.

2014 Capital Program – During 2014, our capital program totaled $4.1 billion. (See the cash capital expenditures table in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Condition, Item 7.)

2015 Capital Plan – In 2015, we expect our capital plan to be approximately $4.3 billion, which will include expenditures for PTC of approximately $450 million and may include non-cash investments. We may revise our 2015 capital plan if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See discussion of our 2015 capital plan in Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2015 Outlook, Item 7.)

OTHER

Equipment Encumbrances – Equipment with a carrying value of approximately $2.8 billion and $2.9 billion at December 31, 2014, and 2013, respectively served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire or refinance such railroad equipment.

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

ENVIRONMENTAL MATTERS

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the Illinois Attorney General’s Office notified UPRR on January 14, 2013, that it will seek a penalty against the Railroad for environmental conditions caused by its predecessor at a former locomotive fueling facility in South Pekin, Illinois. This former CNW facility discontinued fueling operations in the early 1980s. Subsequent environmental investigation revealed evidence of fuel releases to soil and groundwater. In January 2007, the State rejected UPRR’s proposed compliance commitment agreement and responded with a notice of intent to pursue legal action. UPRR continued to perform remedial investigations under the supervision of the Illinois EPA. In June 2012, the Illinois EPA approved UPRR’s proposed remedial action plan for the site, consisting of no further action and monitoring for a period of ten years. Subsequently, the State notified UPRR that it would seek to recover a civil penalty, and during early negotiations, it offered to settle its claim for $240,000. UPRR rejected this offer. The State sued UPRR on October 26, 2013, in the Circuit Court for the Tenth Judicial Circuit, Tazewell County, Illinois. Through continued settlement negotiations, the parties have reached a tentative agreement to settle this matter in exchange for a payment by UPRR of $100,000. Final terms for a written agreement are being developed.

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

In addition to suits filed by direct purchasers of rail transportation services, a few of the suits involved plaintiffs alleging that they are or were indirect purchasers of rail transportation and sought to represent a purported class of indirect purchasers of rail transportation services that paid fuel surcharges. These complaints added allegations under state antitrust and consumer protection laws. On November 6, 2007, the Judicial Panel on Multidistrict Litigation ordered that all of the rail fuel surcharge cases be transferred to Judge Paul Friedman of the U.S. District Court in the District of Columbia for coordinated or consolidated pretrial proceedings. Following numerous hearings and rulings, Judge Friedman dismissed the complaints of the indirect purchasers, which the indirect purchasers appealed. On April 16, 2010, the U.S. Court of Appeals for the District of Columbia affirmed Judge Friedman’s ruling dismissing the indirect purchasers’ claims based on various state laws.

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

On October 2, 2014, the plaintiffs informed Judge Friedman that their economic expert had a previously undisclosed conflict of interest. Judge Friedman ruled on November 26, 2014, that the plaintiffs may file a supplemental expert report to support their motion for class certification. The plaintiffs must file their supplemental expert report on or before April 1, 2015. The defendant railroads will then have the opportunity to respond to the plaintiffs’ supplement report. Judge Friedman has not yet set a new date to hear oral arguments on plaintiffs’ motion for class certification.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). The complaint named the Railroad and one other U.S. Class I Railroad as defendants and alleged that the named railroads engaged in price-fixing and monopolistic practices in connection with fuel surcharge programs and pricing of shipments of certain commodities, including coal and petroleum coke. The complaint sought injunctive relief and payment of damages of over $30 million, and other unspecified damages, including treble damages. Some of the allegations in the complaint were addressed in the existing fuel surcharge litigation referenced above. The complaint also included additional unrelated allegations regarding alleged limitations on competition for shipments of Oxbow’s commodities. Judge Friedman, who presides over the fuel surcharge matter described above, also presides over this matter. On February 26, 2013, Judge Friedman granted the defendants’ motion to dismiss Oxbow’s complaint for failure to state properly a claim under the antitrust laws. However, the dismissal was without prejudice to refile the complaint. Judge Friedman approved a schedule that allowed Oxbow to file a revised complaint, which Oxbow filed on May 1, 2013. The amended complaint alleges that UPRR and one other Class I railroad violated Sections 1 and 2 of the Sherman Antitrust Act and that UPRR also breached a tolling agreement between Oxbow and UPRR. Oxbow claims that it paid more than $50 million in wrongfully imposed fuel surcharges. UPRR and the other railroad filed separate motions to dismiss the Oxbow revised complaint on July 1, 2013. Judge Friedman heard oral arguments on the motions to dismiss filed by UPRR and the other railroad on January 8, 2015.

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

Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

The Board of Directors typically elects and designates our executive officers on an annual basis at the board meeting held in conjunction with the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information current as of February 6, 2015, relating to the executive officers.

Name	Position	Age	Business Experience During Past Five Years
John J. Koraleski	Chairman of UPC and the Railroad	64	[1]

Lance M. Fritz	President and Chief Executive Officer of UPC and the Railroad	52	[2]

Robert M. Knight, Jr.	Executive Vice President – Finance and Chief Financial Officer of UPC and the Railroad	57	Current Position

Diane K. Duren	Executive Vice President and Corporate Secretary of UPC and the Railroad	55	[3]

Gayla L. Thal	Senior Vice President – Law and General Counsel of UPC and the Railroad	58	[4]

Jeffrey P. Totusek	Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad	56	Current Position

Eric L. Butler	Executive Vice President – Marketing and Sales of the Railroad	54	[5]

[1]

On February 5, 2015, Mr. Koraleski was named executive Chairman of the Board of UPC and the Railroad. Mr. Koraleski first was elected Chairman of the Board of UPC and the Railroad on March 20, 2014. Previously, Mr. Koraleski was Chief Executive Officer and President of UPC and the Railroad effective March 2, 2012. In addition, he was Executive Vice President – Marketing and Sales of the Railroad effective March 1, 1999.

[2]

Mr. Fritz was elected President and Chief Executive Officer of UPC and the Railroad effective February 5, 2015. Previously, Mr. Fritz was President and Chief Operating Officer of the Railroad effective February 6, 2014, Executive Vice President – Operations of the Railroad, effective September 1, 2010, and Vice President – Operations of the Railroad, effective January 1, 2010.

[3]

Ms. Duren was elected Executive Vice President of UPC and the Railroad effective October 1, 2012. In addition, Ms. Duren was elected Corporate Secretary, effective March 1, 2013. She previously was Vice President and General Manager – Chemicals effective August 1, 2006.

[4]	Ms. Thal was elected to her current position effective March 15, 2012. She previously was Vice President – Law and Chief Compliance Officer effective December 1, 2005.

[5]	Mr. Butler was elected to his current position effective March 15, 2012. He previously was Vice President and General Manager – Industrial Products effective April 14, 2005.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “UNP”. The following table presents the dividends declared and the high and low prices of our common stock for each of the indicated quarters. All amounts are retroactively adjusted to reflect the June 6, 2014 stock split.

2014 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.455	$0.455	$0.50	$0.50
Common stock price:
High	95.24	102.96	110.26	123.61
Low	82.49	90.36	96.76	96.17

2013 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.345	$0.345	$0.395	$0.395
Common stock price:
High	71.50	80.50	82.59	84.12
Low	63.66	67.88	76.02	74.62

At January 30, 2015, there were 881,284,029 shares of common stock outstanding and 32,112 common shareholders of record. On that date, the closing price of the common stock on the NYSE was $117.21. We have paid dividends to our common shareholders during each of the past 115 years. We declared dividends totaling $1,714 million in 2014 and $1,371 million in 2013. On July 31, 2014, we increased the quarterly dividend to $0.50 per share, payable on October 1, 2014, to shareholders of record on August 29, 2014. On February 5, 2015, we increased the quarterly dividend to $0.55 per share, payable on March 30, 2015, to shareholders of record on February 27, 2015. We are subject to certain restrictions regarding retained earnings with respect to the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends decreased to $15.4 billion at December 31, 2014, from $16.3 billion at December 31, 2013. (See discussion of this restriction in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7.) We do not believe the restriction on retained earnings will affect our ability to pay dividends, and we currently expect to pay dividends in 2015.

Comparison Over One- and Three-Year Periods – The following table presents the cumulative total shareholder returns, assuming reinvestment of dividends, over one- and three-year periods for the Corporation (UNP), a peer group index (comprised of CSX Corporation and Norfolk Southern Corporation), the Dow Jones Transportation Index (DJ Trans), and the Standard & Poor’s 500 Stock Index (S&P 500).

Period	UNP	Peer Group	DJ Trans	S&P 500
1 Year (2014)	44.5%	24.7%	25.1%	13.7%
3 Year (2012-2014)	138.6	72.9	90.1	74.5

Five-Year Performance Comparison – The following graph provides an indicator of cumulative total shareholder returns for the Corporation as compared to the peer group index (described above), the DJ Trans, and the S&P 500. The graph assumes that $100 was invested in the common stock of Union Pacific Corporation and each index on December 31, 2009 and that all dividends were reinvested. The information below is historical in nature and is not necessarily indicative of future performance.

Purchases of Equity Securities – During 2014, we repurchased 33,035,204 shares of our common stock at an average price of $100.24. The following table presents common stock repurchases during each month for the fourth quarter of 2014:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program [b]
Oct. 1 through Oct. 31	3,087,549	$107.59	3,075,000	92,618,000
Nov. 1 through Nov. 30	1,877,330	119.84	1,875,000	90,743,000
Dec. 1 through Dec. 31	2,787,108	116.54	2,786,400	87,956,600
Total	7,751,987	$113.77	7,736,400	N/A

[a]

Total number of shares purchased during the quarter includes approximately 15,587 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

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

Millions, Except per Share Amounts, Carloads, Employee Statistics, and Ratios	2014	2013	2012	2011	2010
For the Year Ended December 31
Operating revenues [a]	$23,988	$21,963	$20,926	$19,557	$16,965
Operating income	8,753	7,446	6,745	5,724	4,981
Net income	5,180	4,388	3,943	3,292	2,780
Earnings per share - basic [b]	5.77	4.74	4.17	3.39	2.79
Earnings per share - diluted [b]	5.75	4.71	4.14	3.36	2.76
Dividends declared per share [b]	1.91	1.48	1.245	0.965	0.655
Cash provided by operating activities	7,385	6,823	6,161	5,873	4,105
Cash used in investing activities	(4,249)	(3,405)	(3,633)	(3,119)	(2,488)
Cash used in financing activities	(2,982)	(3,049)	(2,682)	(2,623)	(2,381)
Cash used for common share repurchases	(3,225)	(2,218)	(1,474)	(1,418)	(1,249)
At December 31
Total assets	$52,716	$49,731	$47,153	$45,096	$43,088
Long-term obligations [c]	27,762	24,715	24,157	23,201	22,373
Debt due after one year	11,018	8,872	8,801	8,697	9,003
Common shareholders’ equity	21,189	21,225	19,877	18,578	17,763
Additional Data
Freight revenues [a]	$22,560	$20,684	$19,686	$18,508	$16,069
Revenue carloads (units) (000)	9,625	9,022	9,048	9,072	8,815
Operating ratio (%) [d]	63.5	66.1	67.8	70.7	70.6
Average employees (000)	47.2	46.4	45.9	44.9	42.9
Financial Ratios (%)
Debt to capital [e]	35.1	31.1	31.2	32.4	34.2
Return on average common shareholders’ equity [f]	24.4	21.4	20.5	18.1	16.1

[a]

Includes fuel surcharge revenue of $2.8 billion, $2.6 billion, $2.6 billion, $2.2 billion, and $1.2 billion for 2014, 2013, 2012, 2011, and 2010, respectively, which partially offsets increased operating expenses for fuel. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Revenues, Item 7.)

[b]	Earnings per share and dividends declared per share are retroactively adjusted to reflect the June 6, 2014 stock split.

[c]	Long-term obligations is determined as follows: total liabilities less current liabilities.

[d]	Operating ratio is defined as operating expenses divided by operating revenues.

[e]	Debt to capital is determined as follows: total debt divided by total debt plus common shareholders’ equity.

[f]	Return on average common shareholders’ equity is determined as follows: Net income divided by average common shareholders’ equity.

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

EXECUTIVE SUMMARY

2014 Results

•

Safety – During 2014, we continued focusing on safety to reduce risk and eliminate incidents for our employees, our customers and the public. We achieved our best ever reportable personal injury incidents per 200,000 employee-hours of 0.98 and, for the first time, we ended the year below 1.0. In addition, our full year reportable derailment incident per million train miles improved 7%. These results demonstrate our employees’ dedication to our safety initiatives and our employee engagement efforts through Courage to Care, Total Safety Culture, and UP Way (our continuous improvement culture). We finished 2014 with a 5% higher crossing incident rate per million train miles than the year prior. Previous prevention and mitigation efforts for at-grade crossing improvements continue with new approaches planned for 2015 to reduce our exposure to crossing accidents.

•

Financial Performance – In 2014, we continued our record-setting financial performance, generating operating income of $8.8 billion, an 18% increase over 2013. Core pricing gains of 2.5%, business demand and productivity, partially offset by costs of running a slower network and inflation, drove this increase. Our operating ratio for 2014 of 63.5% was an all-time best, improving from last year’s operating ratio of 66.1%. Net income of $5.2 billion surpassed our previous milestone set in 2013, translating into earnings of $5.75 per diluted share for 2014.

•

Freight Revenues – Our freight revenues grew 9% year-over-year to a record $22.6 billion driven by volume growth along with core pricing gains of 2.5%. Compared to 2013, freight revenues and volume grew in all six commodity groups with double digit growth in Agricultural and Industrial Products. Our fuel surcharge increased 6% versus 2013 driven by volume growth, improved fuel recovery provisions and the lag effect of our programs (surcharges trail fluctuations in fuel price by approximately two months).

•

Network Operations – Significant carload growth levels coupled with severe weather affected the performance of our network and the North American rail network as a whole. Average train speed, as reported to the AAR, declined 8% in 2014 compared to 2013, reflecting the 7% volume increase, a major infrastructure project in Fort Worth, Texas and severe weather conditions. Average terminal dwell time increased 12% primarily due to higher volumes and inclement weather.

•

Fuel Prices – Our average price per gallon of diesel fuel in 2014 decreased 6% from the average price in 2013, as both crude oil and the conversion spreads between crude oil and diesel declined in 2014. The lower price decreased operating expenses by over $200 million (excluding any impact from year-over-year volume). Our fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles, decreased 1% compared to 2013 also lowering fuel expense. These declines were offset by a 7% increase in gross-ton miles, which increased fuel expense.

•

Free Cash Flow – Cash generated by operating activities totaled $7.4 billion, yielding free cash flow of $1.5 billion after reductions of $4.2 billion for cash used in investing activities and a 22% increase in dividends paid. Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid.

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

Millions	2014	2013	2012
Cash provided by operating activities	$7,385	$6,823	$6,161
Cash used in investing activities	(4,249)	(3,405)	(3,633)
Dividends paid	(1,632)	(1,333)	(1,146)
Free cash flow	$1,504	$2,085	$1,382

2015 Outlook

•

Safety – Operating a safe railroad benefits all our constituents: our employees, customers, shareholders and the communities we serve. We will continue using a multi-faceted approach to safety, utilizing technology, risk assessment, quality control, training and employee engagement, and targeted capital investments. We will continue using and expanding the deployment of Total Safety Culture and Courage to Care throughout our operations, which allows us to identify and implement best practices for employee and operational safety. We will continue our efforts to increase detection of rail defects; improve or close crossings; and educate the public and law enforcement agencies about crossing safety through a combination of our own programs (including risk assessment strategies), industry programs and local community activities across our network.

•	Network Operations – In 2015, we will continue to add resources to support growth, improve service, and replenish our surge capability.

•

Fuel Prices – With the dramatic drop in fuel prices at the end of 2014, there is even more uncertainty around the projections of fuel prices. We again could see volatile fuel prices during the year, as they are sensitive to global and U.S. domestic demand, refining capacity, geopolitical events, weather conditions and other factors. As prices fluctuate there will be a timing impact on earnings, as our fuel surcharge programs trail fluctuations in fuel price by approximately two months.

Lower fuel prices could have a positive impact on the economy by increasing consumer discretionary spending that potentially could increase demand for various consumer products that we transport. Alternatively, lower fuel prices will likely have a negative impact on other commodities such as coal, frac sand and crude oil shipments.

•

Capital Plan – In 2015, we expect our capital plan to be approximately $4.3 billion, including expenditures for PTC and 218 locomotives. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See further discussion in this Item 7 under Liquidity and Capital Resources – Capital Plan.)

•

Financial Expectations – We expect the overall U.S. economy to continue to improve at a moderate pace. One of the biggest uncertainties is the outlook for energy markets, which will bring both challenges and opportunities. On balance, we expect to see positive volume growth for 2015 versus the prior year. In the current environment, we expect continued margin improvement driven by continued pricing opportunities, ongoing productivity initiatives and the ability to leverage our resources as we improve the fluidity of our network.

RESULTS OF OPERATIONS

Operating Revenues

Millions	2014	2013	2012	% Change 2014 v 2013	% Change 2013 v 2012
Freight revenues	$22,560	$20,684	$19,686	9%	5%
Other revenues	1,428	1,279	1,240	12%	3%
Total	$23,988	$21,963	$20,926	9%	5%

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

Freight revenues from all six commodity groups increased during 2014 compared to 2013 driven by 7% volume growth and core pricing gains of 2.5%. Volume growth from grain, frac sand, rock, and intermodal (domestic and international) shipments offset declines in crude oil.

Freight revenues from five of our six commodity groups increased during 2013 compared to 2012. Revenue from Agricultural Products was down slightly compared to 2012. ARC increased 5%, driven by core pricing gains, shifts in business mix and an automotive logistics management arrangement. Volume essentially was flat year over year as growth in automotive, frac sand, crude oil and domestic intermodal offset declines in coal, international intermodal and grain shipments.

Our fuel surcharge programs generated freight revenues of $2.8 billion, $2.6 billion, and $2.6 billion in 2014, 2013, and 2012, respectively. Fuel surcharge in 2014 increased 6% driven by our 7% carloadings increase. Fuel surcharge in 2013 essentially was flat versus 2012 as lower fuel price offset improved fuel recovery provisions and the lag effect of our programs (surcharges trail fluctuations in fuel price by approximately two months).

In 2014, other revenue increased from 2013 due to higher revenues at our subsidiaries, primarily those that broker intermodal and automotive services, accessorial revenue driven by increased volume and per diem revenue for container usage (previously included in automotive freight revenue).

In 2013, other revenue increased from 2012 due primarily to miscellaneous contract revenue and higher revenues at our subsidiaries that broker intermodal and automotive services.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues Millions	2014	2013	2012	% Change 2014 v 2013	% Change 2013 v 2012
Agricultural Products	$3,777	$3,276	$3,280	15%	-%
Automotive	2,103	2,077	1,807	1	15
Chemicals	3,664	3,501	3,238	5	8
Coal	4,127	3,978	3,912	4	2
Industrial Products	4,400	3,822	3,494	15	9
Intermodal	4,489	4,030	3,955	11	2
Total	$22,560	$20,684	$19,686	9%	5%

Revenue Carloads Thousands	2014	2013	2012	% Change 2014 v 2013	% Change 2013 v 2012
Agricultural Products	973	874	900	11%	(3)%
Automotive	809	781	738	4	6
Chemicals	1,116	1,103	1,042	1	6
Coal	1,768	1,703	1,871	4	(9)
Industrial Products	1,368	1,236	1,185	11	4
Intermodal [a]	3,591	3,325	3,312	8	-
Total	9,625	9,022	9,048	7%	-%

Average Revenue per Car	2014	2013	2012	% Change 2014 v 2013	% Change 2013 v 2012
Agricultural Products	$3,881	$3,746	$3,644	4%	3%
Automotive	2,602	2,659	2,448	(2)	9
Chemicals	3,282	3,176	3,107	3	2
Coal	2,334	2,336	2,092	-	12
Industrial Products	3,217	3,093	2,947	4	5
Intermodal [a]	1,250	1,212	1,194	3	2
Average	$2,344	$2,293	$2,176	2%	5%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Higher volume and pricing gains drove the increase in freight revenue from agricultural shipments in 2014 versus 2013. Grain shipments increased 27%, reflecting the strong overall harvest in 2013 and 2014. The 2012 drought negatively impacted the first three quarters of 2013, which created favorable comparisons for the first three quarters of 2014. Lower export wheat shipments due to a larger world crop partially offset gains in grain.

In 2013, lower volume offset price improvements as freight revenue declined slightly versus 2012. In the fourth quarter, grain shipments increased 41% due to a robust fall harvest. Despite the fourth quarter growth, grain shipments still

2014 Agricultural Products Carloads

decreased 4% for the full year when compared to 2012, reflecting the impact of the severe drought in 2012 that affected territory served by us during the first three quarters of 2013. Export wheat shipped to the Gulf and Pacific Northwest increased in the second half of 2013, partially offsetting the declines in grain.

Automotive – Freight revenue from automotive shipments increased compared to 2013. Growth in automotive parts and finished vehicle shipments and core price improvements drove the higher revenue. The increase in automotive parts volume was driven by continued strength in production and market penetration. Finished vehicles shipments increased the last three quarters of 2014 with improved sales and production, which offset declines in the first quarter due to winter weather. Shifts in business mix and a change in how we are compensated for container usage, which is now included as a per diem charge in other revenue, negatively impacted ARC compared to 2013.

2014 Automotive Carloads

Higher ARC due to price increases and the logistics management arrangement that covers fees and container costs, coupled with increased shipments of automotive parts and finished vehicles, improved automotive revenue in 2013 compared to 2012. Higher production and sales levels during 2013 drove the volume growth.

Chemicals – Core price improvements, higher volumes and ARC driven by positive business mix increased freight revenue from chemicals compared to 2013. Shipments of industrial chemicals grew as a result of continued strong demand in the drilling market. Fertilizer shipments increased due to strong exports of potash. Reduced shipments of crude oil from the Bakken and Permian shale formations to the Gulf area partially offset these gains as market factors, primarily regional pricing differences for various types of crude oil, displaced some of the former Gulf Coast shipments to the East and West Coasts.

2014 Chemicals Carloads

Volume gains and price improvement increased freight revenue from chemicals in 2013 versus 2012. Shipments of crude oil from the Bakken, Permian, Niobrara and Eagle Ford shale formations primarily to the Gulf area drove the growth in shipments of chemicals. In addition, shipments of industrial chemicals increased as manufacturing, housing and automotive markets improved.

Coal – Freight revenue from coal shipments increased in 2014 compared to 2013, driven by higher volumes. Shifts in business mix negatively impacted ARC compared to 2013. Southern Powder River Basin (SPRB) shipments increased 3% from 2013. Strong demand continued throughout the year due to inventory replenishment but network performance and contract losses limited year-over-year volume growth. Shipments from Colorado and Utah mines increased 6% compared to 2013, driven by higher natural gas prices for most of the year and strong exports through the West Coast. However, in the fourth quarter volumes from Colorado and Utah mines declined as exports to the Gulf Coast decreased.

2014 Coal Carloads

ARC gains driven by price increases and positive business mix, partially offset by volume declines, increased freight revenue from coal shipments in 2013 versus 2012. SPRB shipments declined 10% from 2012 due to the loss of a customer contract at the beginning of the year, relatively mild summer weather, and tighter coal inventory management by utilities. Shipments from Colorado and Utah mines decreased 13% compared to 2012, driven by soft domestic demand and mine production issues, partially offset by second half growth in international shipments. Severe flooding and washouts in Colorado also reduced volumes from certain producers in the third quarter.

Industrial Products – Volume growth, core pricing gains and positive business mix increased freight revenue from industrial products versus 2013. Shipments of non-metallic minerals (primarily frac sand, up 31%) grew as a result of drilling activity for energy products, as well as evolving drilling practices, which can increase the amount of frac sand used at certain wells. Additionally, rock and lumber shipments increased from 2013, driven by new housing and commercial construction.

Freight revenue from industrial products increased in 2013 versus 2012 driven by volume growth and higher ARC due to pricing gains and favorable business mix. Shipments of non-metallic minerals (primarily frac sand) grew as a result of drilling activity for energy products. Additionally, growth in new housing construction and home improvements drove an

2014 Industrial Products Carloads
increase in lumber shipments. Declines in ferrous scrap and government shipments partially offset these higher volumes.

Intermodal – Freight revenue from intermodal shipments increased in 2014 compared to 2013 driven by volume growth, core pricing improvements and positive business mix. Domestic traffic increased 11% due to continued conversions from truck transportation to rail and new premium services. International traffic grew 5% versus 2013, driven primarily by new business and improving economic conditions. International gains in the last three quarters of the year offset the declines in the first quarter due to severe weather that negatively impacted consumer demand.

Pricing improvements and slight volume growth drove increased freight revenue from intermodal shipments in 2013

2014 Intermodal Carloads

compared to 2012. Domestic traffic increased 3% due to overall economic growth along with conversions from truck transportation to rail. International traffic declined 2% versus 2012, reflecting market share shifts within the ocean carrier industry and an increase in transloading in the second half of the year. Transloading involves the transfer of goods from international to domestic containers at distribution centers near West coast ports, which reduces demand for rail transportation from these centers in international containers.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 8% to $2.3 billion in 2014 versus 2013. Volume levels increased 8% from 2013, as increases in Agricultural Products, Chemicals, Intermodal, Automotive and Industrial Products offset lower export Coal shipments.

Revenue from Mexico business increased 9% to $2.1 billion in 2013 versus 2012. Shipments were up 3% versus 2012; all commodity groups grew with the exception of Agricultural Products. The largest growth came from Automotive and Industrial Products shipments.

Operating Expenses

Millions	2014	2013	2012	% Change 2014 v 2013	% Change 2013 v 2012
Compensation and benefits	$5,076	$4,807	$4,685	6%	3%
Fuel	3,539	3,534	3,608	-	(2)
Purchased services and materials	2,558	2,315	2,143	10	8
Depreciation	1,904	1,777	1,760	7	1
Equipment and other rents	1,234	1,235	1,197	-	3
Other	924	849	788	9	8
Total	$15,235	$14,517	$14,181	5%	2%

Operating expenses increased $718 million in 2014 versus 2013. Volume-related expenses, incremental costs associated with operating a slower network, depreciation, wage and benefit inflation, and locomotive and freight car materials contributed to the higher costs. Lower fuel price partially offset these increases. In addition, there were approximately $35 million of weather related costs in the first quarter of 2014.

Operating expenses increased $336 million in 2013 versus 2012. Wage and benefit inflation, new logistics management fees and container costs for our automotive business, locomotive overhauls, property taxes and repairs on jointly owned property contributed to higher expenses during the year. Lower fuel prices partially offset the cost increases.

2014 Operating Expenses

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. Volume-related expenses, including training, and a slower network increased our train and engine work force, which, along with general wage and benefit inflation, drove increased wages. Weather-related costs in the first quarter of 2014 also increased costs.

General wages and benefits inflation, including increased pension and other postretirement benefits, and higher work force levels drove the increases in 2013 versus 2012. The impact of ongoing productivity initiatives partially offset these increases.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Volume growth of 7%, as measured by gross ton-miles, drove the increase in fuel expense. This was essentially offset by lower locomotive diesel fuel prices, which averaged $2.97 per gallon (including taxes and transportation costs) in 2014, compared to $3.15 in 2013, along with a slight improvement in fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles.

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

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Expenses for purchased services increased 8% compared to 2013 primarily due to volume-

related expenses incurred by our logistics subsidiaries for external transportation and increased crew transportation and lodging due to volumes and a slower network. In addition, higher consulting fees and higher contract expenses (including equipment maintenance) increased costs compared to 2013. Locomotive and freight car material expenses increased in 2014 compared to 2013 due to additional volumes, including the impact of activating stored equipment to address operational issues caused by demand and a slower network.

Expenses for purchased services increased 10% in 2013 compared to 2012 due to logistics management fees, an increase in locomotive overhauls and repairs on jointly owned property.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation was up 7% compared to 2013. A higher depreciable asset base, reflecting higher ongoing capital spending drove the increase.

Depreciation was up 1% in 2013 compared to 2012. Recent depreciation studies allowed us to use longer estimated service lives for certain equipment, which partially offset the impact of a higher depreciable asset base resulting from larger capital spending in recent years.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expenses. Higher intermodal volumes and longer cycle times increased short-term freight car rental expense in 2014 compared to 2013. Lower equipment leases essentially offset the higher freight car rental expense, as we exercised purchase options on some of our leased equipment.

Additional container costs resulting from the logistics management arrangement, and increased automotive shipments, partially offset by lower cycle times drove a $51 million increase in our short-term freight car rental expense in 2013 versus 2012. Conversely, lower locomotive and freight car lease expenses partially offset the higher freight car rental expense.

Other – Other expenses include state and local taxes, freight, equipment and property damage, utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt, and other general expenses. Higher property taxes, personal injury expense and utilities costs partially offset by lower environmental expense and costs associated with damaged freight drove the increase in other costs in 2014 compared to 2013.

Higher property taxes and costs associated with damaged freight and property increased other costs in 2013 compared to 2012. Continued improvement in our safety performance and lower estimated liability for personal injury, which reduced our personal injury expense year-over-year, partially offset increases in other costs.

Non-Operating Items

Millions	2014	2013	2012	% Change 2014 v 2013	% Change 2013 v 2012
Other income	$151	$128	$108	18%	19%
Interest expense	(561)	(526)	(535)	7	(2)
Income taxes	(3,163)	(2,660)	(2,375)	19%	12%

Other Income – Other income increased in 2014 versus 2013 due to higher gains from real estate sales and a sale of a permanent easement. These gains were partially offset by higher environmental costs on non-operating property in 2014 and lower lease income due to the $17 million settlement of a land lease contract in 2013.

Other income increased in 2013 versus 2012 due to higher gains from real estate sales and increased lease income, including the favorable impact from the $17 million settlement of a land lease contract. These increases were partially offset by interest received from a tax refund in 2012.

Interest Expense – Interest expense increased in 2014 versus 2013 due to an increased weighted-average debt level of $10.8 billion in 2014 from $9.6 billion in 2013, which more than offset the impact of the lower effective interest rate of 5.3% in 2014 versus 5.7% in 2013.

Interest expense decreased in 2013 versus 2012 due to a lower effective interest rate of 5.7% in 2013 versus 6.0% in 2012. The increase in the weighted-average debt level to $9.6 billion in 2013 from $9.1 billion in 2012 partially offset the impact of the lower effective interest rate.

Income Taxes – Higher pre-tax income increased income taxes in 2014 compared to 2013. Our effective tax rate for 2014 was 37.9% compared to 37.7% in 2013.

Higher pre-tax income increased income taxes in 2013 compared to 2012. Our effective tax rate for 2013 was 37.7% compared to 37.6% in 2012.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Association of American Railroads (AAR). We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

	2014	2013	2012	% Change 2014 v 2013	% Change 2013 v 2012
Average train speed (miles per hour)	24.0	26.0	26.5	(8)%	(2)%
Average terminal dwell time (hours)	30.3	27.1	26.2	12%	3%
Gross ton-miles (billions)	1,014.9	949.1	959.3	7%	(1)%
Revenue ton-miles (billions)	549.6	514.3	521.1	7%	(1)%
Operating ratio	63.5	66.1	67.8	(2.6)pts	(1.7)pts
Employees (average)	47,201	46,445	45,928	2%	1%

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the Association of American Railroads, decreased 8% in 2014 versus 2013. The decline was driven by a 7% volume increase, a major infrastructure project in Fort Worth, Texas and inclement weather, including flooding in the Midwest in the second quarter and severe weather conditions in the first quarter that impacted all major U.S. and Canadian railroads.

Average train speed decreased 2% in 2013 versus 2012. The decline was driven by severe weather conditions and shifts of traffic to sections of our network with higher utilization.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 12% in 2014 compared to 2013, caused by higher volumes and inclement weather.

Average terminal dwell time increased 3% in 2013 compared to 2012, primarily due to growth of manifest traffic which requires more time in terminals for switching cars and building trains.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles, revenue ton-miles and carloadings all increased 7% in 2014 compared to 2013.

Gross ton-miles and revenue ton-miles declined 1% in 2013 compared to 2012 and carloads remained relatively flat driven by declines in coal and agricultural products offset by growth in chemical, autos and industrial products. Changes in commodity mix drove the year-over-year variances between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio improved 2.6 points to a new record low of 63.5% in 2014 versus 2013. Core pricing, business demand and productivity more than offset the incremental operating costs associated with volume, a slower network, weather and inflation.

Our operating ratio improved 1.7 points to a then record low of 66.1% in 2013 versus 2012. Core pricing and productivity gains more than offset the impact of inflation.

Employees – Employee levels increased 2% in 2014 versus 2013. A decrease in our capital workforce due to improved productivity and project mix partially offset the larger train and engine workforce required for higher volume levels and a slower network. We successfully managed the growth of our full-time equivalent train and engine force levels at a rate less than our volume growth in 2014 compared to 2013.

Employee levels increased 1% in 2013 versus 2012. Shifts in our traffic mix, which required more resources, largely concentrated in the Southern region, work related to higher capital investment in positive train control and more individuals in the training pipeline contributed to the higher employee levels.

Return on Average Common Shareholders’ Equity

Millions, Except Percentages	2014	2013	2012
Net income	$5,180	$4,388	$3,943
Average equity	$21,207	$20,551	$19,228
Return on average common shareholders’ equity	24.4%	21.4%	20.5%

Return on Invested Capital as Adjusted (ROIC)

Millions, Except Percentages	2014	2013	2012
Net income	$5,180	$4,388	$3,943
Interest expense	561	526	535
Interest on present value of operating leases	158	175	190
Taxes on interest	(273)	(264)	(273)
Net operating profit after taxes as adjusted (a)	$5,626	$4,825	$4,395

Average equity	$21,207	$20,551	$19,228
Average debt	10,529	9,287	8,952
Average present value of operating leases	2,980	3,077	3,160
Average invested capital as adjusted (b)	$34,716	$32,915	$31,340

Return on invested capital as adjusted (a/b)	16.2%	14.7%	14.0%

ROIC is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important in evaluating the efficiency and effectiveness of our long-term capital investments. In addition, we currently use ROIC as a performance criteria in determining certain elements of equity compensation for our executives. ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is Return on Average Common Shareholders’ Equity. The tables above provide reconciliations from return on average common shareholders’ equity to ROIC. Our 2014 ROIC improved 1.5 points compared to 2013, primarily as a result of higher earnings.

Debt to Capital

Millions, Except Percentages	2014	2013
Debt (a)	$11,480	$9,577
Equity	21,189	21,225
Capital (b)	$32,669	$30,802
Debt to capital (a/b)	35.1%	31.1%

Adjusted Debt to Capital
Millions, Except Percentages	2014	2013
Debt	$11,480	$9,577
Net present value of operating leases	2,902	3,057
Unfunded pension and OPEB	523	170
Adjusted debt (a)	$14,905	$12,804
Equity	21,189	21,225
Adjusted capital (b)	$36,094	$34,029
Adjusted debt to capital (a/b)	41.3%	37.6%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 5.3% and 5.7% at December 31, 2014 and 2013, respectively. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with our overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital. Our December 31, 2014 debt to capital ratios increased as a result of a $1.9 billion increase in debt from December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, our principal sources of liquidity included cash, cash equivalents, our receivables securitization facility, and our revolving credit facility, as well as the availability of commercial paper and other sources of financing through the capital markets. We had $1.7 billion of committed credit available under our credit facility, with no borrowings outstanding as of December 31, 2014. We did not make any borrowings under this facility during 2014. The value of the outstanding undivided interest held by investors under the $650 million capacity receivables securitization facility was $400 million as of December 31, 2014, and is included in our Consolidated Statements of Financial Position as debt due after one year. Our access to this receivables securitization facility may be reduced or restricted if our bond ratings fall to certain levels below investment grade. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Access to commercial paper as well as other capital market financings is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to access capital markets as a source of liquidity. Access to liquidity through the capital markets is also dependent on our financial stability. We expect that we will continue to have access to liquidity through any or all of the following sources or activities: (i) increasing the size or utilization of our receivables securitization, (ii) issuing commercial paper, (iii) entering into bank loans, outside of our revolving credit facility, or (iv) issuing bonds or other debt securities to public or private investors based on our assessment of the current condition of the credit markets. The Company’s $1.7 billion revolving credit facility is intended to support the issuance of commercial paper by UPC and also serves as an emergency source of liquidity. The Company currently does not intend to make any borrowings under this facility.

At December 31, 2014 and 2013, we had a modest working capital surplus. This reflects a strong cash position that provides enhanced liquidity in an uncertain economic environment. In addition, we believe we have adequate access to capital markets to meet any foreseeable cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Cash Flows Millions	2014	2013	2012
Cash provided by operating activities	$7,385	$6,823	$6,161
Cash used in investing activities	(4,249)	(3,405)	(3,633)
Cash used in financing activities	(2,982)	(3,049)	(2,682)
Net change in cash and cash equivalents	$154	$369	$(154)

Operating Activities

Higher net income in 2014 increased cash provided by operating activities compared to 2013, despite higher income tax payments. 2014 income tax payments were higher than 2013 primarily due to higher income, but also because we paid taxes previously deferred by bonus depreciation (discussed below).

Higher net income in 2013 increased cash provided by operating activities compared to 2012. In addition, we made payments in 2012 for past wages as a result of national labor negotiations, which reduced cash provided by operating activities in 2012. Lower tax benefits from bonus depreciation (as discussed below) partially offset the increases.

Federal tax law provided for 100% bonus depreciation for qualified investments made during 2011 and 50% bonus depreciation for qualified investments made during 2012-2013. As a result, the Company deferred a substantial portion of its 2011-2013 income tax expense, contributing to the positive operating cash flow in those years. Congress extended 50% bonus depreciation for 2014, but this extension occurred in December and did not have a significant benefit on our income tax payments during 2014.

Investing Activities

Higher capital investments, including the early buyout of the long-term operating lease of our headquarters building for approximately $261 million, drove the increase in cash used in investing activities compared to 2013. Significant investments also were made for new locomotives, freight cars and containers, and capacity and commercial facility projects. Capital investments in 2014 also included $99 million for the early buyout of locomotives and freight cars under long-term operating leases, which we exercised due to favorable economic terms and market conditions.

Lower capital investments in locomotives and freight cars in 2013 drove the decrease in cash used in investing activities compared to 2012. Included in capital investments in 2012 was $75 million for the early buyout of 165 locomotives under long-term operating and capital leases during the first quarter of 2012, which we exercised due to favorable economic terms and market conditions.

The following tables detail cash capital investments and track statistics for the years ended December 31, 2014, 2013, and 2012:

Millions	2014	2013	2012
Rail and other track material	$749	$743	$759
Ties	415	438	434
Ballast	204	226	203
Other [a]	378	326	312
Total road infrastructure replacements	1,746	1,733	1,708

Line expansion and other capacity projects	515	455	489
Commercial facilities	217	146	169
Total capacity and commercial facilities	732	601	658

Locomotives and freight cars	1,067	580	875
Positive train control	384	419	349
Technology and other [b]	417	163	148
Total cash capital investments	$4,346	$3,496	$3,738

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]	Technology and other includes the early buyout of our headquarters building operating lease.

	2014	2013	2012
Track miles of rail replaced	912	834	964
Track miles of rail capacity expansion	119	97	139
New ties installed (thousands)	4,076	3,870	4,436
Miles of track surfaced	10,791	11,017	11,049

Capital Plan – In 2015, we expect our capital plan to be approximately $4.3 billion, which may be revised if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments. While asset replacements will fluctuate as part of our renewal strategy, we expect to use 55% to 60% of our capital investments to renew and improve existing capital assets. Our major investment categories include renewing track infrastructure and upgrading our fleet of locomotives, freight cars, and domestic intermodal containers. In 2015, we plan to acquire 218 locomotives and increase freight car and container acquisitions. Additionally, we will continue increasing our network and terminal capacity, especially in the Southern region, while balancing terminal capacity with mainline capacity. In 2015, we also plan to begin constructing a major classification yard at Hearne, Texas, and continue developing several intermodal, automotive and chemicals facilities. Significant investments in technology improvements are planned, including approximately $450 million for PTC.

We expect to fund our 2015 cash capital plan by using some or all of the following: cash generated from operations, proceeds from the sale or lease of various operating and non-operating properties, proceeds from the issuance of long-term debt, and cash on hand. Our annual capital plan is a critical component of our long-term strategic plan. We expect our plan will enhance the long-term value of the Company for our shareholders by providing sufficient resources to (i) replace and improve our existing track infrastructure to provide safe and fluid operations, (ii) increase network efficiency by adding or improving facilities and track, and (iii) make investments that meet customer demand and take advantage of opportunities for long-term growth.

Financing Activities

Cash used in financing activities remained flat in 2014 versus 2013. Increases for the repurchase of shares under our common stock repurchase program and higher dividend payments in 2014 of $1.6 billion compared to $1.3 billion in 2013 were offset by higher debt issuances in 2014.

Cash used in financing activities increased in 2013 versus 2012, driven by a $744 million increase for the repurchase of shares under our common stock repurchase program and higher dividend payments in 2013 of $1.3 billion compared to $1.1 billion in 2012. We increased our debt levels in 2013, which partially offset the increase in cash used in financing activities.

Dividends – On February 5, 2015, we increased the quarterly dividend to $0.55 per share, payable on March 30, 2015, to shareholders of record on February 27, 2015, We expect to fund the increase in the quarterly dividend through cash generated from operations and cash on hand at December 31, 2014.

Credit Facilities – During the second quarter of 2014, we replaced our $1.8 billion revolving credit facility, which was scheduled to expire in May 2015, with a new $1.7 billion facility that expires in May 2019 (the facility). The facility is based on substantially similar terms as those in the previous credit facility. On December 31, 2014, we had $1.7 billion of credit available under the facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on either facility at any time during 2014. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt.

The facility requires that the Corporation maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At December 31, 2014, and December 31, 2013 (and at all times during the year), we were in compliance with this covenant. The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2014, the debt-to-net-worth coverage ratio allowed us to carry up to $42.4 billion of debt (as defined in the facility), and we had $11.6 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During 2014, we did not issue or repay any commercial paper, and at December 31, 2014, and 2013, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

(See further discussion in this Item 7 under Receivables Securitization Facility for information regarding the Company’s receivables securitization facility.)

Ratio of Earnings to Fixed Charges

For each of the years ended December 31, 2014, 2013, and 2012, our ratio of earnings to fixed charges was 13.5, 11.8, and 10.4, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent income from continuing operations, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges. (See Exhibit 12 to this report for the calculation of the ratio of earnings to fixed charges.)

Common Shareholders’ Equity

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $15.4 billion and $16.3 billion at December 31, 2014, and 2013, respectively.

Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of December 31, 2014, we repurchased a total of $12.6 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased in 2013 under our previous repurchase program, and shares repurchased in 2014 under the new program.

	Number of Shares Purchased		Average Price Paid
	2014	2013	2014	2013
First quarter	7,640,000	5,762,800	$89.43	$68.29
Second quarter	8,320,000	6,122,940	96.84	75.71
Third quarter	8,347,000	7,333,788	102.54	78.39
Fourth quarter	7,736,400	9,858,110	113.77	79.68
Total	32,043,400	29,077,638	$100.65	$76.26

Remaining number of shares that may be repurchased under current authority				87,956,600

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

From January 1, 2015, through February 6, 2015, we repurchased 2.8 million shares at an aggregate cost of approximately $327 million.

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

During 2014, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 10, 2014	$300 million of 2.25% Notes due February 15, 2019
$400 million of 3.75% Notes due March 15, 2024
$300 million of 4.85% Notes due June 15, 2044
August 12, 2014	$350 million of 3.25% Notes due January 15, 2025
$350 million of 4.15% Notes due January 15, 2045

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At December 31, 2014, we had remaining authority to issue up to $1.15 billion of debt securities under our shelf registration.

Subsequent Event – In 2015, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 29, 2015	$250 million of 1.80% Notes due February 1, 2020
$450 million of 3.375% Notes due February 1, 2035
$450 million of 3.875% Notes due February 1, 2055

Proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. This offering exhausted our current authority to issue debt securities under our existing shelf registration.

On February 5, 2015, the Board of Directors approved proceeding with a new shelf registration statement and authorized the issuance of up to $4.0 billion of debt securities.

Equipment Trust – On May 20, 2014, UPRR consummated a pass-through (P/T) financing, whereby a P/T trust was created, which issued $500 million of P/T trust certificates with a stated interest rate of 3.227%. The P/T trust certificates will mature on May 14, 2026. The proceeds from the issuance of the P/T trust certificates (net of $3 million in transaction fees) were used to purchase equipment trust certificates to be issued by UPRR to finance the acquisition of 245 locomotives. The equipment trust certificates are secured by a lien on the locomotives.

Debt Exchange – On August 21, 2013, we exchanged $1,170 million of various outstanding notes and debentures due between 2016 and 2040 (the Existing Notes) for $439 million of 3.646% notes (the New 2024 Notes) due February 15, 2024 and $700 million of 4.821% notes (the New 2044 Notes) due February 1, 2044, plus cash consideration of approximately $280 million in addition to $8 million for accrued and unpaid interest on the Existing Notes. In accordance with ASC 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the terms of the New 2024 Notes and the New 2044 Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $9 million and were included in interest expense during the three months ended September 30, 2013.

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

Receivables Securitization Facility – On July 29, 2014, we completed the renewal of our receivables securitization facility. The new $650 million, 3-year facility replaces the prior $600 million, 364-day facility. Under the facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount outstanding under the facility was $400 million and $0 at December 31, 2014, and December 31, 2013, respectively. The facility was supported by $1.2 billion and $1.1 billion of accounts receivable as collateral at December 31, 2014, and December 31, 2013, respectively, which, as a retained interest, is included in accounts receivable, net in our Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuing costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $4 million, $5 million and $3 million for 2014, 2013, and 2012, respectively.

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

The following tables identify material obligations and commitments as of December 31, 2014:

		Payments Due by December 31,
Contractual Obligations Millions	Total	2015	2016	2017	2018	2019	After 2019	Other
Debt [a]	$17,897	$829	$953	$1,372	$868	$898	$12,977	$-
Operating leases [b]	3,725	508	484	429	356	323	1,625	-
Capital lease obligations [c]	1,927	253	249	246	224	210	745	-
Purchase obligations [d]	6,271	3,446	1,415	384	325	251	418	32
Other post retirement benefits [e]	450	42	44	44	45	46	229	-
Income tax contingencies [f]	151	6	-	-	-	-	-	145
Total contractual obligations	$30,421	$5,084	$3,145	$2,475	$1,818	$1,728	$15,994	$177

[a]	Excludes capital lease obligations of $1,520 million and unamortized discount of $(591) million. Includes an interest component of $7,346 million.

[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]	Represents total obligations, including interest component of $407 million.

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

[f]

Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of December 31, 2014. For amounts where the year of settlement is uncertain, they are reflected in the Other column.

		Amount of Commitment Expiration per Period
Other Commercial Commitments Millions	Total	2015	2016	2017	2018	2019	After 2019
Credit facilities [a]	$1,700	$-	$-	$-	$-	$1,700	$-
Receivables securitization facility [b]	650	-	-	650	-	-	-
Guarantees [c]	82	12	26	10	11	8	15
Standby letters of credit [d]	40	34	6	-	-	-	-
Total commercial commitments	$2,472	$46	$32	$660	$11	$1,708	$15

[a]	None of the credit facility was used as of December 31, 2014.

[b]	$400 million of the receivables securitization facility was utilized as of December 31, 2014, which is accounted for as debt. The full program matures in July 2017.

[c]	Includes guaranteed obligations related to our equipment financings and affiliated operations.

[d]	None of the letters of credit were drawn upon as of December 31, 2014.

Off-Balance Sheet Arrangements

Guarantees – At December 31, 2014, and 2013, we were contingently liable for $82 million and $299 million in guarantees. We have recorded liabilities of $0.3 million and $1 million for the fair value of these obligations as of December 31, 2014, and 2013, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our equipment financings and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

OTHER MATTERS

Labor Agreements – Approximately 85% of our 47,201 full-time-equivalent employees are represented by 14 major rail unions. On January 1, 2015, current labor agreements became subject to modification and we began the current round of negotiations with the unions. Existing agreements remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention) are exhausted. Contract negotiations historically continue for an extended period of time and we rarely experience work stoppages while negotiations are pending.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2014 and 2013, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

At December 31, 2014, we had variable-rate debt representing approximately 5.3% of our total debt. If variable interest rates average one percentage point higher in 2015 than our December 31, 2014 variable rate, which was approximately 0.9%, our interest expense would increase by approximately $4 million. This amount was determined by considering the impact of the hypothetical interest rate on the balances of our variable-rate debt at December 31, 2014.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2014, and amounts to an increase of approximately $1.3 billion to the fair value of our debt at December 31, 2014. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

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

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in interest rates. We account for swaps as fair value hedges using the short-cut method as allowed by the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB) ASC 815; therefore, we do not record any ineffectiveness within our Consolidated Financial Statements. As of December 31, 2014 and 2013, we had no interest rate fair value hedges outstanding.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At December 31, 2014, and 2013, we had reductions of $0 and $1 million, respectively, recorded as an accumulated other comprehensive loss. As of December 31, 2014, and 2013, we had no interest rate cash flow hedges outstanding.

Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. This standard is effective for annual reporting periods beginning after December 15, 2016. ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 93% of the recorded liability is related to asserted claims and approximately 7% is related to unasserted claims at December 31, 2014. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $335 million to $368 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2014	2013	2012
Beginning balance	$294	$334	$368
Current year accruals	96	87	121
Changes in estimates for prior years	9	(38)	(58)
Payments	(64)	(89)	(97)
Ending balance at December 31	$335	$294	$334

Current portion, ending balance at December 31	$111	$82	$95

Our personal injury claims activity was as follows:

	2014	2013	2012
Open claims, beginning balance	2,605	2,792	2,869
New claims	2,773	2,705	2,719
Settled or dismissed claims	(2,760)	(2,892)	(2,796)
Open claims, ending balance at December 31	2,618	2,605	2,792

In conjunction with the liability update performed in 2014, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2014, and 2013.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 21% of the recorded liability related to asserted claims and approximately 79% related to unasserted claims at December 31, 2014. Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $126 million to $135 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.

Our asbestos-related liability activity was as follows:

Millions	2014	2013	2012
Beginning balance	$131	$139	$147
Accruals/(Credits)	1	2	(2)
Payments	(6)	(10)	(6)
Ending balance at December 31	$126	$131	$139

Current portion, ending balance at December 31	$8	$9	$8

Our asbestos-related claims activity was as follows:
	2014	2013	2012
Open claims, beginning balance	1,140	1,258	1,291
New claims	183	192	233
Settled or dismissed claims	(258)	(310)	(266)
Open claims, ending balance at December 31	1,065	1,140	1,258

In conjunction with the liability update performed in 2014, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2014, and 2013. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; and there are material changes with respect to payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 270 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 29 sites that are the subject of actions taken by the U.S. government, 16 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. Our environmental liability is not discounted to present value due to the uncertainty surrounding the timing of future payments.

Our environmental liability activity was as follows:

Millions	2014	2013	2012
Beginning balance	$171	$170	$172
Accruals	56	58	48
Payments	(45)	(57)	(50)
Ending balance at December 31	$182	$171	$170

Current portion, ending balance at December 31	$60	$53	$50

Our environmental site activity was as follows:

	2014	2013	2012
Open sites, beginning balance	268	284	285
New sites	55	41	56
Closed sites	(53)	(57)	(57)
Open sites, ending balance at December 31	270	268	284

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

For rail in high-density traffic corridors, we measure estimated service lives in millions of gross tons per mile of track. It has been our experience that the lives of rail in high-density traffic corridors are closely correlated to usage (i.e., the amount of weight carried over the rail). The service lives also vary based on rail weight, rail condition (e.g., new or secondhand), and rail type (e.g., straight or curve). Our depreciation studies for rail in high-density traffic corridors consider each of these factors in determining the estimated service lives. For rail in high-density traffic corridors, we calculate depreciation rates annually by dividing the number of gross ton-miles carried over the rail (i.e., the weight of loaded and empty freight cars, locomotives and maintenance of way equipment transported over the rail) by the estimated service lives of the rail measured in millions of gross tons per mile. Rail in high-density traffic corridors accounts for approximately 70 percent of the historical cost of rail and other track material. Based on the number of gross ton-miles carried over our rail in high density traffic corridors during 2014, the estimated service lives of the majority of this rail ranged from approximately 18 years to approximately 35 years. For all other depreciable assets, we compute depreciation based on the estimated service lives of our assets as determined from the analysis of our depreciation studies. Changes in the estimated service lives of our assets and their related depreciation rates are implemented prospectively.

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

Changes in estimated useful lives of our assets due to the results of our depreciation studies could significantly impact future periods’ depreciation expense and have a material impact on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $63 million. If the estimated useful lives of all depreciable assets were decreased by one year, annual depreciation expense would increase by approximately $68 million. Our recent depreciation studies have resulted in lower depreciation rates for some asset classes. The lower rates combined with a projected higher depreciable asset base will increase total depreciation expense by approximately 4% to 6% in 2015 versus 2014.

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

For retirements of depreciable railroad properties that do not occur in the normal course of business, a gain or loss may be recognized if the retirement meets each of the following three conditions: (i) it is unusual, (ii) it is material in amount, and (iii) it varies significantly from the retirement profile identified through our depreciation studies. During the last three fiscal years, no gains or losses were recognized due to the retirement of depreciable railroad properties. A gain or loss is recognized in other income when we sell land or dispose of assets that are not part of our railroad operations.

Income Taxes – We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on current tax law; the effects of future tax legislation are not anticipated. Future tax legislation, such as a change in the corporate tax rate, could have a material impact on our financial condition, results of operations, or liquidity. For example, a 1% increase in future income tax rates would increase our deferred tax liability by approximately $380 million.

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2014 and 2013, there were no valuation allowances.

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

The following tables present the key assumptions used to measure net periodic pension and OPEB cost/(benefit) for 2014 and the estimated impact on 2014 net periodic pension and OPEB cost/(benefit) relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate	4.72%	4.47%
Expected return on plan assets	7.50%	N/A
Compensation increase	4.00%	N/A
Health care cost trend rate:
Pre-65 current	N/A	6.49%
Pre-65 level in 2028	N/A	4.50%

Sensitivities	Increase in Expense
Millions	Pension	OPEB
0.25% decrease in discount rate	$9	$1
0.25% increase in compensation scale	$6	N/A
0.25% decrease in expected return on plan assets	$8	N/A
1% increase in health care cost trend rate	N/A	$2

The following table presents the net periodic pension and OPEB cost for the years ended December 31:

Millions	Est. 2015	2014	2013	2012
Net periodic pension cost	$105	$69	$110	$89
Net periodic OPEB cost	18	15	14	13

Our net periodic pension cost is expected to increase to approximately $105 million in 2015 from $69 million in 2014. Our net periodic OPEB expense is expected to increase to approximately $18 million in 2015 from $15 million in 2014. The increases are driven by the implementation of new mortality tables issued by the Society of Actuaries in October 2014, along with a decrease in the pension discount rate to 3.94% and a decrease in the OPEB discount rate to 3.74%.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, (A) statements in the Chairman’s letter preceding Part I; statements regarding planned capital expenditures under the caption “2015 Capital Expenditures” in Item 2 of Part I; statements regarding dividends in Item 5 of Part II; and statements and information set forth under the captions “2015 Outlook” and “Liquidity and Capital Resources” in this Item 7 of Part II, and (B) any other statements or information in this report (including information incorporated herein by reference) regarding: expectations as to financial performance, revenue growth and cost savings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; expectations as to operational or service performance or improvements; expectations as to the effectiveness of steps taken or to be taken to improve operations and/or service, including capital expenditures for infrastructure improvements and equipment acquisitions, any strategic business acquisitions, and modifications to our transportation plans; expectations as to existing or proposed new products and services; expectations as to the impact of any new regulatory activities or legislation on our operations or financial results; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases or expressions.

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

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation

Omaha, Nebraska

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the “Corporation”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Table of Contents at Part IV, Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Corporation and Subsidiary Companies as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2015 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Omaha, Nebraska

February 6, 2015

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2014	2013	2012
Operating revenues:
Freight revenues	$22,560	$20,684	$19,686
Other revenues	1,428	1,279	1,240
Total operating revenues	23,988	21,963	20,926

Operating expenses:
Compensation and benefits	5,076	4,807	4,685
Fuel	3,539	3,534	3,608
Purchased services and materials	2,558	2,315	2,143
Depreciation	1,904	1,777	1,760
Equipment and other rents	1,234	1,235	1,197
Other	924	849	788
Total operating expenses	15,235	14,517	14,181

Operating income	8,753	7,446	6,745
Other income (Note 7)	151	128	108
Interest expense	(561)	(526)	(535)
Income before income taxes	8,343	7,048	6,318
Income taxes (Note 8)	(3,163)	(2,660)	(2,375)
Net income	$5,180	$4,388	$3,943

Share and Per Share (Note 9):
Earnings per share - basic	$5.77	$4.74	$4.17
Earnings per share - diluted	$5.75	$4.71	$4.14
Weighted average number of shares - basic	897.1	926.5	946.2
Weighted average number of shares - diluted	901.1	931.5	952.9
Dividends declared per share	$1.91	$1.48	$1.245

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2014	2013	2012
Net income	$5,180	$4,388	$3,943

Other comprehensive income/(loss):
Defined benefit plans	(448)	436	(145)
Foreign currency translation	(12)	(1)	12
Derivatives	-	1	1
Total other comprehensive income/(loss) [a]	(460)	436	(132)

Comprehensive income	$4,720	$4,824	$3,811

[a]	Net of deferred taxes of $291 million, ($264) million, and $82 million during 2014, 2013, and 2012, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts as of December 31,	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,586	$1,432
Accounts receivable, net (Note 11)	1,611	1,414
Materials and supplies	712	653
Current deferred income taxes (Note 8)	277	268
Other current assets	493	223
Total current assets	4,679	3,990

Investments	1,390	1,321
Net properties (Note 12)	46,272	43,749
Other assets	375	671
Total assets	$52,716	$49,731

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable and other current liabilities (Note 13)	$3,303	$3,086
Debt due within one year (Note 15)	462	705
Total current liabilities	3,765	3,791

Debt due after one year (Note 15)	11,018	8,872
Deferred income taxes (Note 8)	14,680	14,163
Other long-term liabilities	2,064	1,680
Commitments and contingencies (Notes 17 and 18)
Total liabilities	31,527	28,506

Common shareholders’ equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,110,100,423 and 1,109,657,652 issued; 883,366,476 and 912,001,996
outstanding, respectively	2,775	2,774
Paid-in-surplus	4,321	4,210
Retained earnings	27,367	23,901
Treasury stock	(12,064)	(8,910)
Accumulated other comprehensive loss (Note 10)	(1,210)	(750)
Total common shareholders’ equity	21,189	21,225
Total liabilities and common shareholders’ equity	$52,716	$49,731

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2014	2013	2012
Operating Activities
Net income	$5,180	$4,388	$3,943
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,904	1,777	1,760
Deferred income taxes and unrecognized tax benefits	895	723	887
Other operating activities, net	(285)	(226)	(160)
Changes in current assets and liabilities:
Accounts receivable, net	(197)	(83)	70
Materials and supplies	(59)	7	(46)
Other current assets	(270)	74	(108)
Accounts payable and other current liabilities	217	163	(185)
Cash provided by operating activities	7,385	6,823	6,161
Investing Activities
Capital investments	(4,346)	(3,496)	(3,738)
Proceeds from asset sales	138	98	80
Acquisition of equipment pending financing	-	-	(274)
Proceeds from sale of assets financed	-	-	274
Other investing activities, net	(41)	(7)	25
Cash used in investing activities	(4,249)	(3,405)	(3,633)
Financing Activities
Common share repurchases (Note 19)	(3,225)	(2,218)	(1,474)
Debt issued	2,588	1,443	695
Dividends paid	(1,632)	(1,333)	(1,146)
Debt repaid	(710)	(640)	(758)
Debt exchange	-	(289)	-
Other financing activities, net	(3)	(12)	1
Cash used in financing activities	(2,982)	(3,049)	(2,682)
Net change in cash and cash equivalents	154	369	(154)
Cash and cash equivalents at beginning of year	1,432	1,063	1,217
Cash and cash equivalents at end of year	$1,586	$1,432	$1,063
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Cash dividends declared but not yet paid	$438	$356	$318
Capital investments accrued but not yet paid	174	133	136
Capital lease financings	-	39	290
Cash paid during the year for:
Interest, net of amounts capitalized	$(554)	$(528)	$(561)
Income taxes, net of refunds	(2,492)	(1,656)	(1,552)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2012	1,108.7	(148.9)	$2,773	$4,031	$18,121	$(5,293)	$(1,054)	$18,578

Net income			-	-	3,943	-	-	3,943
Other comp. loss			-	-	-	-	(132)	(132)
Conversion, stock option exercises, forfeitures, and other	0.6	4.2	-	82	-	60	-	142
Share repurchases (Note 19)	-	(25.6)	-	-	-	(1,474)	-	(1,474)
Cash dividends declared ($1.245 per share)	-	-	-	-	(1,180)	-	-	(1,180)
Balance at December 31, 2012	1,109.3	(170.3)	$2,773	$4,113	$20,884	$(6,707)	$(1,186)	$19,877

Net income			-	-	4,388	-	-	4,388
Other comp. income			-	-	-	-	436	436
Conversion, stock option exercises, forfeitures, and other	0.4	1.6	1	97	-	15	-	113
Share repurchases (Note 19)	-	(29.0)	-	-	-	(2,218)	-	(2,218)
Cash dividends declared ($1.48 per share)	-	-	-	-	(1,371)	-	-	(1,371)
Balance at December 31, 2013	1,109.7	(197.7)	$2,774	$4,210	$23,901	$(8,910)	$(750)	$21,225

Net income			-	-	5,180	-	-	5,180
Other comp. loss			-	-	-	-	(460)	(460)
Conversion, stock option exercises, forfeitures, and other	0.4	3.0	1	111	-	71	-	183
Share repurchases (Note 19)	-	(32.0)	-	-	-	(3,225)	-	(3,225)
Cash dividends declared ($1.91 per share)	-	-	-	-	(1,714)	-	-	(1,714)
Balance at December 31, 2014	1,110.1	(226.7)	$2,775	$4,321	$27,367	$(12,064)	$(1,210)	$21,189

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 10)

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

1. Nature of Operations

Operations and Segmentation – We are a Class I railroad operating in the U.S. Our network includes 31,974 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and Eastern U.S. gateways and providing several corridors to key Mexican gateways. We own 26,012 miles and operate on the remainder pursuant to trackage rights or leases. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and review revenue by commodity group, we analyze the net financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions	2014	2013	2012
Agricultural Products	$3,777	$3,276	$3,280
Automotive	2,103	2,077	1,807
Chemicals	3,664	3,501	3,238
Coal	4,127	3,978	3,912
Industrial Products	4,400	3,822	3,494
Intermodal	4,489	4,030	3,955
Total freight revenues	$22,560	$20,684	$19,686
Other revenues	1,428	1,279	1,240
Total operating revenues	$23,988	$21,963	$20,926

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are revenues from our Mexico business which amounted to $2.3 billion in 2014, $2.1 billion in 2013, and $1.9 billion in 2012.

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

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 2,200,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, receives a grant of 4,000 retention shares or retention stock units. Prior to December 31, 2007, each non-employee director received annually an option to purchase at fair value a number of shares of our common stock, not to exceed 20,000 shares during any calendar year, determined by dividing 60,000 by 1/3 of the fair market value of one share of our common stock on the date of such Board of Directors meeting, with the resulting quotient rounded up or down to the nearest 50 shares. In September 2007, the Board of Directors eliminated the annual payment of options for 2008 and all future years. As of December 31, 2014, 36,000 restricted shares and 78,000 options were outstanding under the Directors Plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 84,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2014, 4,338,691 options and 3,677,642 retention shares and stock units were outstanding under the 2004 Plan. We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2013 Stock Incentive Plan (2013 Plan) was approved by shareholders in May 2013. The 2013 Plan reserved 78,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans as of February 28, 2013, that are subsequently cancelled, expired, forfeited or otherwise not issued under previous plans. Under the 2013 Plan, non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2013 Plan. As of December 31, 2014, 969,822 options and 1,307,905 retention shares and stock units were outstanding under the 2013 Plan.

Pursuant to the above plans 77,786,772; 79,574,896; and 64,337,040 shares of our common stock were authorized and available for grant at December 31, 2014, 2013, and 2012, respectively.

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

Information regarding stock-based compensation appears in the table below:

Millions	2014	2013	2012
Stock-based compensation, before tax:
Stock options	$21	$19	$18
Retention awards	91	79	75
Total stock-based compensation, before tax	$112	$98	$93

Excess tax benefits from equity compensation plans	$118	$76	$100

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2014	2013	2012
Risk-free interest rate	1.6%	0.8%	0.8%
Dividend yield	2.1%	2.1%	2.1%
Expected life (years)	5.2	5.0	5.3
Volatility	30.0%	36.2%	36.8%
Weighted-average grant-date fair value of options granted	$20.18	$17.49	$15.65

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

A summary of stock option activity during 2014 is presented below:

	Options (thous.)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2014	7,443	$40.07	5.8 yrs.	$327
Granted	989	87.56	N/A	N/A
Exercised	(2,961)	30.59	N/A	N/A
Forfeited or expired	(84)	68.48	N/A	N/A

Outstanding at December 31, 2014	5,387	$53.56	5.8 yrs.	$353

Vested or expected to vest at December 31, 2014	5,325	$53.30	5.8 yrs.	$351

Options exercisable at December 31, 2014	3,350	$40.69	4.4 yrs.	$263

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at December 31, 2014, are subject to performance or market-based vesting conditions.

At December 31, 2014, there was $15 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1 year. Additional information regarding stock option exercises appears in the table below:

Millions	2014	2013	2012
Intrinsic value of stock options exercised	$194	$112	$244
Cash received from option exercises	54	51	84
Treasury shares repurchased for employee payroll taxes	(24)	(21)	(30)
Tax benefit realized from option exercises	74	43	93
Aggregate grant-date fair value of stock options vested	17	16	16

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during 2014 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	3,712	$ 49.02
Granted	871	88.14
Vested	(1,080)	31.33
Forfeited	(100)	57.82
Nonvested at December 31, 2014	3,403	$ 64.39

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At December 31, 2014, there was $87 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.6 years.

Performance Retention Awards – In February 2014, our Board of Directors approved performance stock unit grants. Other than different performance targets, the basic terms of these performance stock units are identical to those granted in February 2012 and February 2013, including using annual return on invested capital (ROIC) as the performance measure. We define ROIC as net operating profit adjusted for interest expense (including interest on the present value of operating leases) and taxes on interest divided by average invested capital adjusted for the present value of operating leases.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2014 grant were as follows:

2014
Dividend per share per quarter	$0.455
Risk-free interest rate at date of grant	0.7%

Changes in our performance retention awards during 2014 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,888	$ 53.70
Granted	456	83.06
Vested	(661)	44.94
Forfeited	(100)	61.36
Nonvested at December 31, 2014	1,583	$ 65.33

At December 31, 2014, there was $36 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1 year. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

Changes in our PBO and plan assets were as follows for the years ended December 31:

Funded Status	Pension		OPEB
Millions	2014	2013	2014	2013
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$3,372	$3,591	$330	$372
Service cost	70	72	2	3
Interest cost	158	134	14	12
Actuarial loss/(gain)	735	(257)	33	(34)
Gross benefits paid	(193)	(168)	(25)	(23)
Projected benefit obligation at end of year	$4,142	$3,372	$354	$330

Plan Assets
Fair value of plan assets at beginning of year	$3,429	$2,875	$-	$-
Actual return on plan assets	185	506	-	-
Voluntary funded pension plan contributions	200	200	-	-
Non-qualified plan benefit contributions	33	16	25	23
Gross benefits paid	(193)	(168)	(25)	(23)
Fair value of plan assets at end of year	$3,654	$3,429	$-	$-

Funded status at end of year	$(488)	$57	$(354)	$(330)

Amounts recognized in the statement of financial position as of December 31, 2014 and 2013 consist of:

	Pension		OPEB
Millions	2014	2013	2014	2013
Noncurrent assets	$1	$364	$-	$-
Current liabilities	(19)	(16)	(23)	(25)
Noncurrent liabilities	(470)	(291)	(331)	(305)
Net amounts recognized at end of year	$(488)	$57	$(354)	$(330)

The change in the funded status and accumulated other comprehensive income/(loss) is primarily a result of implementing a new set of mortality tables issued by the Society of Actuaries in October 2014 and lower discount rates.

Pre-tax amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2014 and 2013 consist of:

	2014			2013
Millions	Pension	OPEB	Total	Pension	OPEB	Total
Prior service (cost)/credit	$-	$17	$17	$-	$28	$28
Net actuarial loss	(1,727)	(148)	(1,875)	(1,018)	(125)	(1,143)
Total	$(1,727)	$(131)	$(1,858)	$(1,018)	$(97)	$(1,115)

Pre-tax changes recognized in other comprehensive income/(loss) during 2014, 2013 and 2012 were as follows:

	Pension			OPEB
Millions	2014	2013	2012	2014	2013	2012
Net actuarial (loss)/gain	$(780)	$561	$(265)	$(33)	$34	$(42)
Amortization of:
Prior service cost/(credit)	-	-	1	(11)	(16)	(18)
Actuarial loss	71	106	83	10	15	13
Total	$(709)	$667	$(181)	$(34)	$33	$(47)

Amounts included in accumulated other comprehensive income/(loss) expected to be amortized into net periodic cost during 2015:

Millions	Pension	OPEB	Total
Prior service credit	$-	$10	$10
Net actuarial loss	(103)	(13)	(116)
Total	$(103)	$(3)	$(106)

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future compensation growth. The underfunded accumulated benefit obligation represents the difference between the ABO and the fair value of plan assets. At December 31, 2014 and 2013, the non-qualified (supplemental) plan ABO was $379 million and $302 million, respectively. The following table discloses only the PBO, ABO, and fair value of plan assets for pension plans where the accumulated benefit obligation is in excess of the fair value of the plan assets as of December 31:

Underfunded Accumulated Benefit Obligation Millions	2014	2013
Projected benefit obligation	$388	$308
Accumulated benefit obligation	$379	$302
Fair value of plan assets	-	-
Underfunded accumulated benefit obligation	$(379)	$(302)

The ABO for all defined benefit pension plans was $3.9 billion and $3.2 billion at December 31, 2014 and 2013, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
Percentages	2014	2013	2014	2013
Discount rate	3.94%	4.72%	3.74%	4.47%
Compensation increase	4.00%	4.00%	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	6.34%	6.49%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate reached	N/A	N/A	2028	2028

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the years ended December 31:

	Pension			OPEB
Millions	2014	2013	2012	2014	2013	2012
Net Periodic Benefit Cost:
Service cost	$70	$72	$54	$2	$3	$3
Interest cost	158	134	141	14	12	15
Expected return on plan assets	(230)	(202)	(190)	-	-	-
Amortization of:
Prior service cost/(credit)	-	-	1	(11)	(16)	(18)
Actuarial loss	71	106	83	10	15	13
Net periodic benefit cost/(benefit)	$69	$110	$89	$15	$14	$13

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows:

	Pension			OPEB
Percentages	2014	2013	2012	2014	2013	2012
Discount rate	4.72%	3.78%	4.54%	4.47%	3.48%	4.36%
Expected return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
Compensation increase	4.00%	3.43%	3.69%	N/A	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	N/A	6.49%	6.64%	6.91%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend reached	N/A	N/A	N/A	2028	2028	2028

The discount rate was based on a yield curve of high quality corporate bonds with cash flows matching our plans’ expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return on pension plan assets, net of fees, was approximately 6% in 2014, 17% in 2013, and 13% in 2012.

Assumed health care cost trend rates have an effect on the expense and liabilities reported for health care plans. The assumed health care cost trend rate is based on historical rates and expected market conditions. The 2015 assumed health care cost trend rate for employees under 65 is 6.49%. It is assumed the rate will decrease gradually to an ultimate rate of 4.5% in 2028 and will remain at that level.

A one-percentage point change in the assumed health care cost trend rates would have the following effects on OPEB:

Millions	One % pt. Increase	One % pt. Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on accumulated benefit obligation	19	(16)

Cash Contributions

The following table details our cash contributions for the qualified pension plans and the benefit payments for the non-qualified (supplemental) pension and OPEB plans:

	Pension
Millions	Qualified	Non-qualified	OPEB
2013	$200	$16	$23
2014	200	33	25

Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. All contributions made to the qualified pension plans in 2014 were voluntary and were made with cash generated from operations.

The non-qualified pension and OPEB plans are not funded and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent supplemental pension payments and claims paid for medical and life insurance. We anticipate our 2015 supplemental pension and OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2015 through 2024:

Millions	Pension	OPEB
2015	$180	$23
2016	186	23
2017	191	23
2018	196	23
2019	201	23
Years 2020 - 2024	1,069	107

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2014 and 2013, and target allocation for 2015, are as follows:

	Target	Percentage of Plan Assets December 31,
	Allocation 2015	2014	2013
Equity securities	60% to 70%	68%	70%
Debt securities	20% to 30%	23	21
Real estate	2% to 8%	4	4
Commodities	4% to 6%	5	5
Total		100%	100%

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

The pension plan investments are held in a Master Trust. The majority of pension plan assets are invested in equity securities because equity portfolios have historically provided higher returns than debt and other asset classes over extended time horizons and are expected to do so in the future. Correspondingly, equity investments also entail greater risks than other investments. Equity risks are balanced by investing a significant portion of the plans’ assets in high quality debt securities. The average credit rating of the debt portfolio exceeded A+ as of December 31, 2014 and 2013. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities. The weighted-average maturity of the debt portfolio was 12 years at both December 31, 2014 and 2013.

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

Temporary Cash Investments – These investments consist of U.S. dollars and foreign currencies held in master trust accounts at The Northern Trust Company (the Trustee). Foreign currencies held are reported in terms of U.S. dollars based on currency exchange rates readily available in active markets. These temporary cash investments are classified as Level 1 investments.

Registered Investment Companies – Registered Investment Companies are real estate investments and bond investments registered with the Securities and Exchange Commission. The real estate investments are traded actively on public exchanges. The share prices for these investments are published at the close of each business day. The Plan’s holdings of real estate investments are classified as Level 1 investments. The bond investments are not traded publicly, but the underlying assets held in these funds are traded on active markets and the prices for these assets are readily observable. The Plan’s holdings in bond investments are classified as Level 2 investments.

Federal Government Securities – Federal Government Securities consist of bills, notes, bonds, and other fixed income securities issued directly by the U.S. Treasury or by U.S. government-sponsored enterprises. These assets are valued using a bid evaluation process with bid data provided by independent pricing sources. Federal Government Securities are classified as Level 2 investments.

Bonds and Debentures – Bonds and debentures consist of fixed income securities issued by U.S. and non-U.S. corporations as well as state, local, and non-U.S. governments. These assets are valued using a bid evaluation process with bid data provided by independent pricing sources. Corporate, state, and municipal bonds and debentures are classified as Level 2 investments.

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

Venture Capital and Buyout Partnerships – This investment category is comprised of interests in limited partnerships that invest primarily in privately-held companies. Due to the private nature of the partnership investments, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships. These valuations are based on the application of public market multiples to private company cash flows, market transactions that provide valuation information for comparable companies, and other methods. The fair value recorded by the Plan is calculated using the net asset value (NAV) per share, which is derived from the valuation method described here. The Plan’s holdings of limited partnership interests are classified as Level 3 investments.

Real Estate Partnerships – Most of the Plan’s real estate investments are interests in partnerships or other commingled funds. Valuations for the holdings in this category are not based on readily observable inputs and are primarily derived from property appraisals. The fair value recorded by the Plan is calculated using the NAV per share, which is derived from the valuation method described here. The Plan’s interests in real estate partnerships and other commingled funds are classified as Level 3 investments.

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

This category also includes investments in limited liability companies that invest in publicly-traded convertible securities, commodities, and other assets. The limited liability company investments are funds that invest in both long and short positions in convertible securities, stocks, commodities, and fixed income securities. The underlying securities held by the funds are traded actively on exchanges and price quotes for these investments are readily available. Interests in the limited liability companies are classified as Level 2 investments.

As of December 31, 2014, the pension plan assets measured at fair value on a recurring basis were as follows:

Millions	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets:
Temporary cash investments	$22	$-	$-	$22
Registered investment companies	12	282	-	294
Federal government securities	-	163	-	163
Bonds & debentures	-	381	-	381
Corporate stock	1,076	15	-	1,091
Venture capital and buyout partnerships	-	-	234	234
Real estate partnerships	-	-	139	139
Common trust and other funds	-	1,340	-	1,340
Total plan assets at fair value	$1,110	$2,181	$373	3,664

Other assets [a]				(10)
Total plan assets				$3,654

[a]	Other assets include accrued receivables and pending broker settlements.

As of December 31, 2013, the pension plan assets measured at fair value on a recurring basis were as follows:

Millions	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets:
Temporary cash investments	$16	$-	$-	$16
Registered investment companies	11	253	-	264
Federal government securities	-	126	-	126
Bonds & debentures	-	310	-	310
Corporate stock	983	16	-	999
Venture capital and buyout partnerships	-	-	213	213
Real estate partnerships	-	-	139	139
Common trust and other funds	-	1,357	-	1,357
Total plan assets at fair value	$1,010	$2,062	$352	3,424

Other assets [a]				5
Total plan assets				$3,429

[a]	Other assets include accrued receivables and pending broker settlements.

For the years ended December 31, 2014 and 2013, there were no significant transfers in or out of Levels 1, 2, or 3.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3 investments) during 2014:

Millions	Venture Capital and Buyout Partnerships	Real Estate Partnerships	Total
Beginning balance - January 1, 2014	$213	$139	$352
Realized gain	17	8	25
Unrealized gain	5	6	11
Purchases	54	19	73
Sales	(55)	(33)	(88)
Ending balance - December 31, 2014	$234	$139	$373

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

Other Retirement Programs

401(k)/Thrift Plan – We provide a defined contribution plan (401(k)/thrift plan) to eligible non-union and union employees for whom we make matching contributions. We match 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. Our plan contributions were $19 million in 2014, $18 million in 2013, and $15 million in 2012.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $711 million in 2014, $670 million in 2013, and $644 million in 2012.

Collective Bargaining Agreements – Under collective bargaining agreements, we participate in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Premiums paid under these plans are expensed as incurred and amounted to $52 million in 2014, $57 million in 2013, and $62 million in 2012.

7. Other Income

Other income included the following for the years ended December 31:

Millions	2014 [a]	2013 [b]	2012
Rental income	$96	$106	$83
Net gain on non-operating asset dispositions	69	32	29
Interest income	4	4	3
Non-operating environmental costs and other	(18)	(14)	(7)
Total	$151	$128	$108

[a]	Non-operating environmental costs and other includes $14 million related to the sale of a permanent easement.

[b]	Rental income includes $17 million related to a land lease contract settlement.

8. Income Taxes

Components of income tax expense were as follows for the years ended December 31:

Millions	2014	2013	2012
Current tax expense:
Federal	$2,029	$1,738	$1,335
State	239	199	153
Total current tax expense	2,268	1,937	1,488

Deferred tax expense:
Federal	667	659	760
State	136	119	120
Total deferred tax expense	803	778	880

Unrecognized tax benefits:
Federal	86	(54)	5
State	6	(1)	2
Total unrecognized tax benefits expense/(benefits)	92	(55)	7

Total income tax expense	$3,163	$2,660	$2,375

For the years ended December 31, reconciliations between statutory and effective tax rates are as follows:

Tax Rate Percentages	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State statutory rates, net of federal benefits	3.1	3.1	3.1
Deferred tax adjustments	-	(0.1)	(0.1)
Tax credits	(0.4)	(0.2)	(0.5)
Other	0.2	(0.1)	0.1
Effective tax rate	37.9%	37.7%	37.6%

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

Deferred income tax (liabilities)/assets were comprised of the following at December 31:

Millions	2014	2013
Deferred income tax liabilities:
Property	$(15,173)	$(14,448)
Other	(411)	(260)
Total deferred income tax liabilities	(15,584)	(14,708)

Deferred income tax assets:
Accrued wages	74	71
Accrued casualty costs	228	223
Accrued stock compensation	69	66
Debt and leases	86	41
Retiree benefits	392	100
Credits	164	182
Other	168	130
Total deferred income tax assets	$1,181	$813

Net deferred income tax liability	$(14,403)	$(13,895)

Current portion of deferred taxes	$277	$268
Non-current portion of deferred taxes	(14,680)	(14,163)
Net deferred income tax liability	$(14,403)	$(13,895)

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2014 and 2013, there were no valuation allowances.

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

A reconciliation of changes in unrecognized tax benefits liabilities/(assets) from the beginning to the end of the reporting period is as follows:

Millions	2014	2013	2012
Unrecognized tax benefits at January 1	$59	$115	$107
Increases for positions taken in current year	92	24	29
Increases for positions taken in prior years	21	15	4
Decreases for positions taken in prior years	(14)	(30)	(19)
Payments to and settlements with taxing authorities	(7)	(63)	-
Increases/(decreases) for interest and penalties	1	-	(4)
Lapse of statutes of limitations	(1)	(2)	(2)
Unrecognized tax benefits at December 31	$151	$59	$115

We recognize interest and penalties as part of income tax expense. Total accrued liabilities for interest and penalties were $6 million at both December 31, 2014 and 2013. Total interest and penalties recognized as part of income tax expense (benefit) were $9 million for 2014, $7 million for 2013, and $(4) million for 2012.

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 2009, and the statute of limitations bars any additional tax assessments. The IRS has completed their examinations and issued notices of deficiency for tax years 2009 through 2010. We disagree with many of their proposed adjustments, and we are at IRS Appeals for those years. Additionally, several state tax authorities are examining our state income tax returns for years 2006 through 2010.

In the fourth quarter of 2014, UPC and the IRS signed a closing agreement resolving all tax matters for tax years 2005-2008. The settlement had an immaterial effect on our income tax expense. In connection with the settlement, UPC paid $11 million in 2014.

In 2012, UPC and the IRS signed a closing agreement resolving all tax matters for tax years 1999-2004. The settlement had an immaterial effect on our income tax expense. In connection with the settlement, we received refunds of $8 million in 2013.

We do not expect our unrecognized tax benefits to change significantly in the next 12 months. At December 31, 2014, we had a net unrecognized tax benefit liability of $151 million. Of that amount, $6 million is classified as a current liability in the Consolidated Statement of Financial Position.

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

Millions	2014	2013	2012
Unrecognized tax benefits that would reduce the effective tax rate	$33	$34	$41
Unrecognized tax benefits that would not reduce the effective tax rate	118	25	74
Total unrecognized tax benefits	$151	$59	$115

9. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31:

Millions, Except Per Share Amounts	2014	2013	2012
Net income	$5,180	$4,388	$3,943

Weighted-average number of shares outstanding:
Basic	897.1	926.5	946.2
Dilutive effect of stock options	2.1	2.4	3.6
Dilutive effect of retention shares and units	1.9	2.6	3.1
Diluted	901.1	931.5	952.9

Earnings per share – basic	$5.77	$4.74	$4.17
Earnings per share – diluted	$5.75	$4.71	$4.14

Common stock options totaling 0.4 million, 0.5 million, and 1.1 million for 2014, 2013, and 2012, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

10. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Derivatives	Total
Balance at January 1, 2014	$(713)	$(37)	$-	$(750)

Other comprehensive income/(loss) before reclassifications	10	(12)	-	(2)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	(458)	-	-	(458)
Net year-to-date other comprehensive income/(loss), net of taxes of $291 million	(448)	(12)	-	(460)

Balance at December 31, 2014	$(1,161)	$(49)	$-	$(1,210)

Balance at January 1, 2013	$(1,149)	$(36)	$(1)	$(1,186)

Other comprehensive income/(loss) before reclassifications	(1)	(1)	1	(1)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	437	-	-	437
Net year-to-date other comprehensive income/(loss), net of taxes of ($264) million	436	(1)	1	436

Balance at December 31, 2013	$(713)	$(37)	$-	$(750)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 6 Retirement Plans for additional details.

11. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At December 31, 2014, and 2013, our accounts receivable were reduced by $5 million and $1 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial

Position. At December 31, 2014, and 2013, receivables classified as other assets were reduced by allowances of $16 million and $22 million, respectively.

Receivables Securitization Facility – On July 29, 2014, we completed the renewal of our receivables securitization facility. The new $650 million, 3-year facility replaces the prior $600 million, 364-day facility. Under the facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount outstanding under the facility was $400 million and $0 at December 31, 2014, and December 31, 2013, respectively. The facility was supported by $1.2 billion and $1.1 billion of accounts receivable as collateral at December 31, 2014, and December 31, 2013, respectively, which, as a retained interest, is included in accounts receivable, net in our Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuing costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $4 million, $5 million and $3 million for 2014, 2013, and 2012, respectively.

12. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life As of December 31, 2014	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,194	$	N/A	$5,194	N/A

Road:
Rail and other track material	14,588		5,241	9,347	33
Ties	9,102		2,450	6,652	33
Ballast	4,826		1,264	3,562	34
Other roadway [a]	16,476		2,852	13,624	47
Total road	44,992		11,807	33,185	N/A

Equipment:
Locomotives	8,276		3,694	4,582	20
Freight cars	2,116		968	1,148	25
Work equipment and other	684		153	531	18
Total equipment	11,076		4,815	6,261	N/A

Technology and other	872		320	552	10
Construction in progress	1,080		-	1,080	N/A
Total	$63,214		$16,942	$46,272	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

Millions, Except Estimated Useful Life As of December 31, 2013	Cost	Accumulated Depreciation		Net Book Value	Estimated Useful Life
Land	$5,120	$	N/A	$5,120	N/A

Road:
Rail and other track material	13,861		4,970	8,891	35
Ties	8,785		2,310	6,475	33
Ballast	4,621		1,171	3,450	34
Other roadway [a]	15,596		2,726	12,870	48
Total road	42,863		11,177	31,686	N/A

Equipment:
Locomotives	7,518		3,481	4,037	20
Freight cars	2,085		1,000	1,085	25
Work equipment and other	561		119	442	18
Total equipment	10,164		4,600	5,564	N/A

Technology and other	711		286	425	10
Construction in progress	954		-	954	N/A
Total	$59,812		$16,063	$43,749	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

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

For rail in high-density traffic corridors, we measure estimated service lives in millions of gross tons per mile of track. It has been our experience that the lives of rail in high-density traffic corridors are closely correlated to usage (i.e., the amount of weight carried over the rail). The service lives also vary based on rail weight, rail condition (e.g., new or secondhand), and rail type (e.g., straight or curve). Our depreciation studies for rail in high-density traffic corridors consider each of these factors in determining the estimated service lives. For rail in high-density traffic corridors, we calculate depreciation rates annually by dividing the number of gross ton-miles carried over the rail (i.e., the weight of loaded and empty freight cars, locomotives and maintenance of way equipment transported over the rail) by the estimated service lives of the rail measured in millions of gross tons per mile. For all other depreciable assets, we compute depreciation based on the estimated service lives of our assets as determined from the analysis of our depreciation studies. Changes in the estimated service lives of our assets and their related depreciation rates are implemented prospectively.

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

General and administrative expenditures are expensed as incurred. Normal repairs and maintenance are also expensed as incurred, while costs incurred that extend the useful life of an asset, improve the safety of our operations or improve operating efficiency are capitalized. These costs are allocated using appropriate statistical bases. Total expense for repairs and maintenance incurred was $2.4 billion for 2014, $2.3 billion for 2013, and $2.1 billion for 2012.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

13. Accounts Payable and Other Current Liabilities

Millions	Dec. 31, 2014	Dec. 31, 2013
Accounts payable	$877	$803
Dividends payable	438	356
Income and other taxes payable	412	491
Accrued wages and vacation	409	385
Accrued casualty costs	249	207
Interest payable	178	169
Equipment rents payable	100	96
Other	640	579
Total accounts payable and other current liabilities	$3,303	$3,086

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2014, and 2013, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in interest rates. We account for swaps as fair value hedges using the short-cut method; therefore, we do not record any ineffectiveness within our Consolidated Financial Statements. As of December 31, 2014, and 2013, we had no interest rate fair value hedges outstanding.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At December 31, 2014, and 2013, we had reductions of $0 and $1 million, respectively, recorded as an accumulated other comprehensive loss. As of December 31, 2014, and 2013, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had no impact on pre-tax income for the years ended December 31, 2014, 2013, and 2012.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At December 31, 2014, the fair value of total debt was $13.0 billion, approximately $1.5 billion more than the carrying value. At December 31, 2013, the fair value of total debt was $10.2 billion, approximately $0.6 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At both December 31, 2014, and 2013, approximately $163 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

15. Debt

Total debt as of December 31, 2014, and 2013, is summarized below:

Millions	2014	2013
Notes and debentures, 2.3% to 7.9% due through 2054	$9,266	$8,068
Capitalized leases, 3.1% to 8.4% due through 2028	1,520	1,702
Equipment obligations, 3.2% to 6.7% due through 2031	597	110
Receivables Securitization (Note 11)	400	-
Term loans - floating rate, due in 2016	200	200
Mortgage bonds, 4.8% due through 2030	57	57
Medium-term notes, 9.3% to 10.0% due through 2020	23	32
Tax-exempt financings - floating rate, due in 2015	8	12
Unamortized discount	(591)	(604)
Total debt	11,480	9,577

Less: current portion	(462)	(705)
Total long-term debt	$11,018	$8,872

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2014, excluding market value adjustments:

Millions
2015	$462
2016	606
2017	1,065
2018	578
2019	652
Thereafter	8,117
Total debt	$11,480

Equipment Encumbrances – Equipment with a carrying value of approximately $2.8 billion and $2.9 billion at December 31, 2014, and 2013, respectively, served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

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

Credit Facilities – During the second quarter of 2014, we replaced our $1.8 billion revolving credit facility, which was scheduled to expire in May 2015, with a new $1.7 billion facility that expires in May 2019 (the facility). The facility is based on substantially similar terms as those in the previous credit facility. On December 31, 2014, we had $1.7 billion of credit available under the facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on either facility at any time during 2014. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt.

The facility requires that the Corporation maintain a debt-to-net-worth coverage ratio as a condition to making a borrowing. At December 31, 2014, and December 31, 2013 (and at all times during the year), we were in compliance with this covenant. The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2014, the debt-to-net-worth coverage ratio allowed us to carry up to $42.4 billion of debt (as defined in the facility), and we had $11.6 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During 2014, we did not issue or repay any commercial paper, and at December 31, 2014, and 2013, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $15.4 billion and $16.3 billion at December 31, 2014, and 2013, respectively.

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

During 2014, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 10, 2014	$300 million of 2.25% Notes due February 15, 2019
$400 million of 3.75% Notes due March 15, 2024
$300 million of 4.85% Notes due June 15, 2044
August 12, 2014	$350 million of 3.25% Notes due January 15, 2025
$350 million of 4.15% Notes due January 15, 2045

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At December 31, 2014, we had remaining authority to issue up to $1.15 billion of debt securities under our shelf registration.

Subsequent Event – In 2015, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 29, 2015	$250 million of 1.80% Notes due February 1, 2020
$450 million of 3.375% Notes due February 1, 2035
$450 million of 3.875% Notes due February 1, 2055

Proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. This offering exhausted our current authority to issue debt securities under our existing shelf registration.

On February 5, 2015, the Board of Directors approved proceeding with a new shelf registration statement and authorized the issuance of up to $4.0 billion of debt securities.

Equipment Trust – On May 20, 2014, UPRR consummated a pass-through (P/T) financing, whereby a P/T trust was created, which issued $500 million of P/T trust certificates with a stated interest rate of 3.227%. The P/T trust certificates will mature on May 14, 2026. The proceeds from the issuance of the

P/T trust certificates (net of $3 million in transaction fees) were used to purchase equipment trust certificates to be issued by UPRR to finance the acquisition of 245 locomotives. The equipment trust certificates are secured by a lien on the locomotives.

Debt Exchange – On August 21, 2013, we exchanged $1,170 million of various outstanding notes and debentures due between 2016 and 2040 (the Existing Notes) for $439 million of 3.646% notes (the New 2024 Notes) due February 15, 2024 and $700 million of 4.821% notes (the New 2044 Notes) due February 1, 2044, plus cash consideration of approximately $280 million in addition to $8 million for accrued and unpaid interest on the Existing Notes. In accordance with ASC 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the terms of the New 2024 Notes and the New 2044 Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $9 million and were included in interest expense during the three months ended September 30, 2013.

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

Receivables Securitization Facility – As of December 31, 2014 and 2013, we recorded $400 million and $0 of borrowings under our receivables securitization facility, respectively, as secured debt. (See further discussion of our receivables securitization facility in Note 11).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $3.0 billion as of December 31, 2014.

17. Leases

We lease certain locomotives, freight cars, and other property. The Consolidated Statements of Financial Position as of December 31, 2014 and 2013 included $2,454 million, net of $1,210 million of accumulated depreciation, and $2,486 million, net of $1,092 million of accumulated depreciation, respectively, for properties held under capital leases. A charge to income resulting from the depreciation for assets held under capital leases is included within depreciation expense in our Consolidated Statements of Income. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014, were as follows:

Millions	Operating Leases	Capital Leases
2015	$508	$253
2016	484	249
2017	429	246
2018	356	224
2019	323	210
Later years	1,625	745
Total minimum lease payments	$3,725	$1,927

Amount representing interest	N/A	(407)
Present value of minimum lease payments	N/A	$1,520

Approximately 95% of capital lease payments relate to locomotives. Rent expense for operating leases with terms exceeding one month was $593 million in 2014, $618 million in 2013, and $631 million in 2012. When cash rental payments are not made on a straight-line basis, we recognize variable rental expense on a straight-line basis over the lease term. Contingent rentals and sub-rentals are not significant.

18. Commitments and Contingencies

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 93% of the recorded liability is related to asserted claims and approximately 7% is related to unasserted claims at December 31, 2014. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $335 million to $368 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2014	2013	2012
Beginning balance	$294	$334	$368
Current year accruals	96	87	121
Changes in estimates for prior years	9	(38)	(58)
Payments	(64)	(89)	(97)
Ending balance at December 31	$335	$294	$334

Current portion, ending balance at December 31	$111	$82	$95

In conjunction with the liability update performed in 2014, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2014, and 2013.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 21% of the recorded liability related to asserted claims and approximately 79% related to unasserted claims at December 31, 2014. Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $126 million to $135 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.

Our asbestos-related liability activity was as follows:

Millions	2014	2013	2012
Beginning balance	$131	$139	$147
Accruals/(Credits)	1	2	(2)
Payments	(6)	(10)	(6)
Ending balance at December 31	$126	$131	$139

Current portion, ending balance at December 31	$8	$9	$8

In conjunction with the liability update performed in 2014, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2014, and 2013. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; and there are material changes with respect to payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 270 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 29 sites that are the subject of actions taken by the U.S. government, 16 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in our business, we perform, with assistance of our consultants, environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. Our environmental liability is not discounted to present value due to the uncertainty surrounding the timing of future payments.

Our environmental liability activity was as follows:

Millions	2014	2013	2012
Beginning balance	$171	$170	$172
Accruals	56	58	48
Payments	(45)	(57)	(50)
Ending balance at December 31	$182	$171	$170

Current portion, ending balance at December 31	$60	$53	$50

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

Insurance – The Company has a consolidated, wholly-owned captive insurance subsidiary (the captive), that provides insurance coverage for certain risks including FELA claims and property coverage which are subject to reinsurance. The captive entered into annual reinsurance treaty agreements that insure workers compensation, general liability, auto liability and FELA risk. The captive cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. The captive receives direct premiums, which are netted against the Company’s premium costs in other expenses in the Consolidated Statements of Income. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance, and we do not believe our exposure to treaty participants’ non-performance is material at this time. In the event the Company leaves the reinsurance program, the Company is not relieved of its primary obligation to the policyholders for activity prior to the termination of the treaty agreements. We record both liabilities and reinsurance receivables using an actuarial analysis based on historical experience in our Consolidated Statements of Financial Position.

Guarantees – At December 31, 2014, and 2013, we were contingently liable for $82 million and $299 million in guarantees. We have recorded liabilities of $0.3 million and $1 million for the fair value of these obligations as of December 31, 2014, and 2013, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our equipment financings and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and in May 2012, the trial judge rendered an opinion establishing the fair market rent and entering judgment for back rent, including prejudgment interest. SFPP appealed the judgment. On November 5, 2014, the Second District Circuit Court of Appeal in California issued an opinion holding that UPRR was not entitled to collect rent from SFPP for easements on the portions of the property acquired solely through Federal government land grants issued during the 1800s. The Appellate Court also reversed the award of prejudgment interest and remanded the case to the trial court. A favorable final judgment may materially affect UPRR’s results of operations in the period of any monetary recoveries. Due to the uncertainty regarding the amount and timing of any recovery or any subsequent proceedings, we consider this a gain contingency and do not reflect any amounts in the Consolidated Financial Statements as of December 31, 2014.

19. Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of December 31, 2014, we repurchased a total of $12.6 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased in 2013 under our previous repurchase program, and shares repurchased in 2014 under the new program.

	Number of Shares Purchased		Average Price Paid
	2014	2013	2014	2013
First quarter	7,640,000	5,762,800	$89.43	$68.29
Second quarter	8,320,000	6,122,940	96.84	75.71
Third quarter	8,347,000	7,333,788	102.54	78.39
Fourth quarter	7,736,400	9,858,110	113.77	79.68
Total	32,043,400	29,077,638	$100.65	$76.26

Remaining number of shares that may be repurchased under current authority				87,956,600

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

From January 1, 2015, through February 6, 2015, we repurchased 2.8 million shares at an aggregate cost of approximately $327 million.

20. Selected Quarterly Data (Unaudited)

Millions, Except Per Share Amounts
2014	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Operating revenues	$5,638	$6,015	$6,182	$6,153
Operating income	1,854	2,196	2,330	2,373
Net income	1,088	1,291	1,370	1,431
Net income per share:
Basic	1.20	1.43	1.53	1.62
Diluted	1.19	1.43	1.53	1.61

Millions, Except Per Share Amounts
2013	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Operating revenues	$5,290	$5,470	$5,573	$5,630
Operating income	1,633	1,878	1,962	1,973
Net income	957	1,106	1,151	1,174
Net income per share:
Basic	1.02	1.19	1.25	1.28
Diluted	1.02	1.18	1.24	1.27

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2014, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on the next page.

February 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation

Omaha, Nebraska

We have audited the internal control over financial reporting of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Corporation and our report dated February 6, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

Omaha, Nebraska

February 6, 2015

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

Item 11. Executive Compensation

Information concerning compensation received by our directors and our named executive officers is presented in the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in Fiscal Year 2014, Outstanding Equity Awards at 2014 Fiscal Year-End, Option Exercises and Stock Vested in Fiscal Year 2014, Pension Benefits at 2014 Fiscal Year-End, Nonqualified Deferred Compensation at 2014 Fiscal Year-End, Potential Payments Upon Termination or Change in Control and Director Compensation in Fiscal Year 2014 segments of the Proxy Statement and is incorporated herein by reference. Additional information regarding compensation of directors, including Board committee members, is set forth in the By-Laws of UPC and the Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, both of which are included as exhibits to this report. Information regarding the Compensation and Benefits Committee is set forth in the Compensation Committee Interlocks and Insider Participation and Compensation Committee Report segments of the Proxy Statement and is incorporated herein by reference.

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

The following table summarizes the equity compensation plans under which UPC common stock may be issued as of December 31, 2014:

	Column (a)	Column (b)	Column (c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,948,925 [1]	$53.54 [2]	77,786,772

Total	7,948,925	$53.54	77,786,772

[1]	Includes 2,562,412 retention units that do not have an exercise price. Does not include 2,466,275 retention shares that have been issued and are outstanding.

[2]	Does not include the retention units or retention shares described above in footnote 1.

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

Exhibits are listed in the exhibit index beginning on page 93. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of February, 2015.

UNION PACIFIC CORPORATION

By  /s/ Lance M. Fritz

      Lance M. Fritz,

      President and

      Chief Executive Officer

      Union Pacific Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 6th day of February, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER

AND DIRECTOR:

      /s/ Lance M. Fritz

      Lance M. Fritz,

      President and

      Chief Executive Officer

      Union Pacific Corporation

PRINCIPAL FINANCIAL OFFICER:

      /s/ Robert M. Knight, Jr.

      Robert M. Knight, Jr.,

      Executive Vice President - Finance

      and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

      /s/ Jeffrey P. Totusek

      Jeffrey P. Totusek,

      Vice President and Controller

DIRECTORS:

Andrew H. Card, Jr.*	Michael R. McCarthy*
Erroll B. Davis, Jr.*	Michael W. McConnell*
David B. Dillon*	Thomas F. McLarty III*
Judith Richards Hope*	Steven R. Rogel*
John J. Koraleski*	Jose H. Villarreal*
Charles C. Krulak*

* By  /s/ James J. Theisen, Jr.

        James J. Theisen, Jr., Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2014	2013	2012
Allowance for doubtful accounts:
Balance, beginning of period	$23	$37	$50
Charges/(reduction) to expense	5	(4)	(1)
Net recoveries/(write-offs)	(7)	(10)	(12)
Balance, end of period	$21	$23	$37

Allowance for doubtful accounts are presented in the Consolidated Statements of Financial Position as follows:
Current	$5	$1	$4
Long-term	16	22	33
Balance, end of period	$21	$23	$37

Accrued casualty costs:
Balance, beginning of period	$702	$734	$778
Charges to expense	256	188	190
Cash payments and other reductions	(201)	(220)	(234)
Balance, end of period	$757	$702	$734

Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$249	$207	$213
Long-term	508	495	521
Balance, end of period	$757	$702	$734

UNION PACIFIC CORPORATION

Exhibit Index

Exhibit No.	Description

Filed with this Statement

10(a)	Form of Performance Stock Unit Agreement dated February 5, 2015.

10(b)	Form of Stock Unit Agreement for Executives dated February 5, 2015.

10(c)	Form of Non-Qualified Stock Option Agreement for Executives dated February 5, 2015.

12	Ratio of Earnings to Fixed Charges.

21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.

23	Independent Registered Public Accounting Firm’s Consent.

24	Powers of attorney executed by the directors of UPC.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz and Robert M. Knight, Jr.

101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (filed with the SEC on February 6, 2015), is formatted in XBRL and submitted electronically herewith: (i) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Financial Position at December 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

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

4(c)	Form of 2.250% Note due 2019 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated January 10, 2014.

4(d)	Form of 3.750% Note due 2024 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated January 10, 2014.

4(e)	Form of 4.850% Note due 2044 is incorporated by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated January 10, 2014.

4(f)	Form of 3.250% Note due 2025 is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 12, 2014.

4(g)	Form of 4.150% Note due 2045 is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated August 12, 2014.

4(h)	Form of 1.800% Note due 2020 is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated January 28, 2015.

4(i)	Form of 3.375% Note due 2035 is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated January 28, 2015.

4(j)	Form of 3.875% Note due 2055 is incorporated herein by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated January 28, 2015.

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

10(h)

Union Pacific Corporation Key Employee Continuity Plan, as amended February 5, 2015, is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

10(i)

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

10(k)

Deferred Compensation Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, as amended December 17, 2013, is incorporated herein by reference to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

10(l)

1992 Restricted Stock Plan for Non-Employee Directors of Union Pacific Corporation, as amended as of January 28, 1993, is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Current Report on Form 8-K dated March 16, 1993.

10(m)

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

10(p)	Union Pacific Corporation 2013 Stock Incentive Plan, effective May 16, 2013, is incorporated herein by reference to Exhibit 4.3 to the Corporation’s Form S-8 dated May 17, 2013.

10(q)	UPC 2004 Stock Incentive Plan amended March 1, 2013,, is incorporated herein by reference to Exhibit 10(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

10(w)	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

10(x)	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

10(y)	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

10(z)	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

10(aa)	Form of 2012 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

10(bb)	Form of 2013 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

10(cc)	Form of 2014 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

10(dd)

Form of Non-Qualified Stock Option Agreement for Directors is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(ee)

Executive Incentive Plan (2005) – Deferred Compensation Program, dated December 21, 2005 is incorporated herein by reference to Exhibit 10(g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

99

Form of U.S. $1,700,000,000 5-Year Revolving Credit Agreement dated as of May 21, 2014, is incorporated herein by reference to Exhibit 99(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.