Form 10-Q
period 2015-03-31
UNION PACIFIC CORP
filed 2015-04-23
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

As of April 17,  2015, there were 875,590,576 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended March 31,	2015	2014
Operating revenues:
Freight revenues	$5,251	$5,286
Other revenues	363	352
Total operating revenues	5,614	5,638
Operating expenses:
Compensation and benefits	1,369	1,254
Purchased services and materials	643	607
Fuel	564	921
Depreciation	491	464
Equipment and other rents	311	312
Other	259	226
Total operating expenses	3,637	3,784
Operating income	1,977	1,854
Other income (Note 7)	26	38
Interest expense	(148)	(133)
Income before income taxes	1,855	1,759
Income taxes	(704)	(671)
Net income	$1,151	$1,088
Share and Per Share (Notes 4 and 9):
Earnings per share - basic	$1.31	$1.20
Earnings per share - diluted	$1.30	$1.19
Weighted average number of shares - basic	879.3	908.1
Weighted average number of shares - diluted	882.8	912.5
Dividends declared per share	$0.55	$0.455

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended March 31,	2015	2014
Net income	$1,151	$1,088
Other comprehensive income/(loss):
Defined benefit plans	12	20
Foreign currency translation	(20)	(4)
Total other comprehensive income/(loss) [a]	(8)	16
Comprehensive income	$1,143	$1,104

[a] Net of deferred taxes of $(3) million and $5 million during the three months ended March 31, 2015, and 2014, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	March 31,	December 31,
Millions, Except Share and Per Share Amounts	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,587	$1,586
Accounts receivable, net (Note 11)	1,564	1,611
Materials and supplies	744	712
Current deferred income taxes	250	277
Other current assets	334	493
Total current assets	4,479	4,679
Investments	1,375	1,390
Net properties (Note 12)	46,928	46,272
Other assets	363	375
Total assets	$53,145	$52,716
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 13)	$2,974	$3,303
Debt due within one year (Note 15)	416	462
Total current liabilities	3,390	3,765
Debt due after one year (Note 15)	11,884	11,018
Deferred income taxes	14,774	14,680
Other long-term liabilities	2,040	2,064
Commitments and contingencies (Note 17)
Total liabilities	32,088	31,527
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,110,476,743 and 1,110,100,423 issued; 877,373,800 and 883,366,476
outstanding, respectively	2,776	2,775
Paid-in-surplus	4,351	4,321
Retained earnings	28,034	27,367
Treasury stock	(12,886)	(12,064)
Accumulated other comprehensive loss (Note 10)	(1,218)	(1,210)
Total common shareholders' equity	21,057	21,189
Total liabilities and common shareholders' equity	$53,145	$52,716

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended March 31,	2015	2014
Operating Activities
Net income	$1,151	$1,088
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	491	464
Deferred income taxes and unrecognized tax benefits	108	75
Other operating activities, net	32	(57)
Changes in current assets and liabilities:
Accounts receivable, net	47	(128)
Materials and supplies	(32)	(52)
Other current assets	(75)	(93)
Accounts payable and other current liabilities	(155)	84
Income and other taxes	497	386
Cash provided by operating activities	2,064	1,767
Investing Activities
Capital investments	(1,101)	(893)
Proceeds from asset sales	32	27
Other investing activities, net	(73)	(39)
Cash used in investing activities	(1,142)	(905)
Financing Activities
Debt issued (Note 15)	1,146	995
Dividends paid (Note 13)	(922)	(363)
Common share repurchases (Note 18)	(792)	(644)
Debt repaid	(333)	(402)
Other financing activities, net	(20)	(23)
Cash used in financing activities	(921)	(437)
Net change in cash and cash equivalents	1	425
Cash and cash equivalents at beginning of year	1,586	1,432
Cash and cash equivalents at end of period	$1,587	$1,857
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$146	$109
Common shares repurchased but not yet paid	15	39
Cash dividends declared but not yet paid (Note 13)	-	407
Cash paid for:
Income taxes, net of refunds	$(47)	$(146)
Interest, net of amounts capitalized	(192)	(178)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2014 (Note 4)	1,109.7	(197.7)	$ 2,774	$ 4,210	$ 23,901	$ (8,910)	$ (750)	$ 21,225
Net income			-	-	1,088	-	-	1,088
Other comp. income			-	-	-	-	16	16
Conversion, stock option exercises, forfeitures, and other	0.4	1.2	1	23	-	16	-	40
Share repurchases (Note 18)	-	(7.6)	-	-	-	(683)	-	(683)
Cash dividends declared ($0.455 per share)	-	-	-	-	(414)	-	-	(414)
Balance at March 31, 2014	1,110.1	(204.1)	$ 2,775	$ 4,233	$ 24,575	$ (9,577)	$ (734)	$ 21,272

Balance at January 1, 2015	1,110.1	(226.7)	$ 2,775	$ 4,321	$ 27,367	$ (12,064)	$ (1,210)	$ 21,189
Net income			-	-	1,151	-	-	1,151
Other comp. loss			-	-	-	-	(8)	(8)
Conversion, stock option exercises, forfeitures, and other	0.4	0.5	1	30	-	(15)	-	16
Share repurchases (Note 18)	-	(6.9)	-	-	-	(807)	-	(807)
Cash dividends declared ($0.55 per share)	-	-	-	-	(484)	-	-	(484)
Balance at March 31, 2015	1,110.5	(233.1)	$ 2,776	$ 4,351	$ 28,034	$ (12,886)	$ (1,218)	$ 21,057

[a]AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 10)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Our Consolidated Statement of Financial Position at December 31, 2014, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2014 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results for the entire year ending December 31, 2015.

The Condensed Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

2. Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. This standard is effective for annual reporting periods beginning after December 15, 2017. ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will be reported as interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015. ASU 2015-03 will not have a material impact on our consolidated financial position, results of operations, or cash flows.

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions,
for the Three Months Ended March 31,	2015	2014
Agricultural Products	$939	$910
Automotive	516	488
Chemicals	897	893
Coal	915	961
Industrial Products	1,017	1,011
Intermodal	967	1,023
Total freight revenues	$5,251	$5,286
Other revenues	363	352
Total operating revenues	$5,614	$5,638

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are revenues from our Mexico business which amounted to $544 million and $540 million, respectively for the three months ended March 31, 2015, and March 31, 2014.

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

Millions,
for the Three Months Ended March 31,	2015	2014
Stock-based compensation, before tax:
Stock options	$4	$6
Retention awards	24	29
Total stock-based compensation, before tax	$28	$35
Excess tax benefits from equity compensation plans	$53	$60

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2015	2014
Risk-free interest rate	1.3%	1.6%
Dividend yield	1.8%	2.1%
Expected life (years)	5.1	5.2
Volatility	23.4%	30.0%
Weighted-average grant-date fair value of options granted	$22.30	$20.18

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

A summary of stock option activity during the three months ended March 31, 2015, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2015	5,387	$53.56	5.8 yrs.	$353
Granted	934	122.85	N/A	N/A
Exercised	(413)	44.38	N/A	N/A
Forfeited or expired	(8)	80.00	N/A	N/A
Outstanding at March 31, 2015	5,900	$65.14	6.3 yrs.	$268
Vested or expected to vest at March 31, 2015	5,842	$64.76	6.2 yrs.	$268
Options exercisable at March 31, 2015	3,976	$47.87	4.9 yrs.	$240

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at March 31, 2015, are subject to performance or market-based vesting conditions.

At March 31, 2015, there was $31 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years. Additional information regarding stock option exercises appears in the table below:

Millions,
for the Three Months Ended March 31,	2015	2014
Intrinsic value of stock options exercised	$32	$34
Cash received from option exercises	14	18
Treasury shares repurchased for employee payroll taxes	(7)	(7)
Tax benefit realized from option exercises	12	13
Aggregate grant-date fair value of stock options vested	19	17

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2015, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	3,403	$64.39
Granted	519	122.83
Vested	(894)	46.94
Forfeited	(23)	67.31
Nonvested at March 31, 2015	3,005	$79.65

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At March 31, 2015, there was $131 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.2 years.

Performance Retention Awards – In February 2015, our Board of Directors approved performance stock unit grants. Other than different performance targets, the basic terms of these performance stock units are identical to those granted in February 2013, and February 2014, including using annual return on invested capital (ROIC) as the performance measure. We define ROIC as net operating profit adjusted for interest expense (including interest on the present value of operating leases) and taxes on interest divided by average invested capital adjusted for the present value of operating leases.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2015 grant were as follows:

2015
Dividend per share per quarter	$0.55
Risk-free interest rate at date of grant	0.8%

Changes in our performance retention awards during the three months ended March 31, 2015, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	1,583	$65.33
Granted	339	117.42
Vested	(580)	54.38
Forfeited	(13)	72.98
Nonvested at March 31, 2015	1,329	$83.32

At March 31, 2015, there was $66 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.7 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the three months ended March 31:

	Pension		OPEB
Millions	2015	2014	2015	2014
Service cost	$24	$18	$1	$1
Interest cost	40	39	3	4
Expected return on plan assets	(64)	(58)	-	-
Amortization of:
Prior service credit	-	-	(2)	(3)
Actuarial loss	26	17	3	2
Net periodic pension cost	$26	$16	$5	$4

Cash Contributions

For the three months ended March 31, 2015, we did not make any cash contributions to the qualified pension plan. Any contributions made during 2015 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2015, we do not have minimum cash funding requirements for 2015.

7. Other Income

Other income included the following:

Millions,
for the Three Months Ended March 31,	2015	2014
Rental income	$24	$24
Net gain on non-operating asset dispositions	7	4
Interest income	1	1
Non-operating environmental costs and other [a]	(6)	9
Total	$26	$38

[a] 2014 includes $14 million related to the sale of a permanent easement.

8. Income Taxes

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 2009, and the statute of limitations bars any additional tax assessments. The IRS has completed their examinations and issued notices of deficiency for tax years 2009 and 2010. We disagreed with many of their proposed adjustments, and went to IRS Appeals for those years.

In the first quarter of 2015, we reached an agreement in principle with IRS Appeals to resolve all issues related to tax years 2009 and 2010, except for calculations of interest. We anticipate signing a closing agreement with the IRS within the next 12 months. Once formalized, this agreement will have an immaterial effect on our income tax expense and result in an immaterial payment of tax and interest.

Additionally, several state tax authorities are examining our state income tax returns for years 2006 through 2010.

At March 31, 2015, we had a net liability for unrecognized tax benefits of $141 million. Of that amount, $29 million is classified as a current liability in the Condensed Consolidated Statements of Financial Position.

9. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts,
for the Three Months Ended March 31,	2015	2014
Net income	$1,151	$1,088
Weighted-average number of shares outstanding:
Basic	879.3	908.1
Dilutive effect of stock options	1.8	2.6
Dilutive effect of retention shares and units	1.7	1.8
Diluted	882.8	912.5
Earnings per share – basic	$1.31	$1.20
Earnings per share – diluted	$1.30	$1.19
Stock options excluded as their inclusion would be anti-dilutive	0.6	0.7

10. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2015, and 2014, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2015	$(1,161)	$(49)	$(1,210)
Other comprehensive income/(loss) before reclassifications	(4)	(20)	(24)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	16	-	16
Net year-to-date other comprehensive income/(loss), net of taxes of $(3) million	12	(20)	(8)
Balance at March 31, 2015	$(1,149)	$(69)	$(1,218)

Balance at January 1, 2014	$(713)	$(37)	$(750)
Other comprehensive income/(loss) before reclassifications	10	(4)	6
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	10	-	10
Net year-to-date other comprehensive income/(loss), net of taxes of $5 million	20	(4)	16
Balance at March 31, 2014	$(693)	$(41)	$(734)

[a] The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 6 Retirement Plans for additional details.

11. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At both March 31, 2015, and December 31, 2014, our accounts receivable were reduced by $5 million. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At March 31, 2015, and December 31, 2014, receivables classified as other assets were reduced by allowances of $14 million and $16 million, respectively.

Receivables Securitization Facility – The Railroad maintains a $650 million, 3-year receivables securitization facility maturing in July 2017 under which it sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount outstanding under the facility was $400 million at both March 31, 2015, and December 31, 2014. The facility was supported by $1.2 billion of accounts receivable as collateral at both March 31, 2015, and December 31, 2014, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuing costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended March 31, 2015, and 2014.

12. Properties

The following tables list the major categories of property and equipment, as well as the weighted average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of March 31, 2015	Cost	Depreciation	Value	Useful Life
Land	$5,215	$ N/A	$5,215	N/A
Road:
Rail and other track material	14,745	5,307	9,438	37
Ties	9,194	2,495	6,699	33
Ballast	4,869	1,288	3,581	34
Other roadway [a]	16,615	2,898	13,717	47
Total road	45,423	11,988	33,435	N/A
Equipment:
Locomotives	8,587	3,775	4,812	20
Freight cars	2,106	968	1,138	25
Work equipment and other	742	161	581	18
Total equipment	11,435	4,904	6,531	N/A
Technology and other	899	326	573	11
Construction in progress	1,174	-	1,174	N/A
Total	$64,146	$17,218	$46,928	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2014	Cost	Depreciation	Value	Useful Life
Land	$5,194	$ N/A	$5,194	N/A
Road:
Rail and other track material	14,588	5,241	9,347	33
Ties	9,102	2,450	6,652	33
Ballast	4,826	1,264	3,562	34
Other roadway [a]	16,476	2,852	13,624	47
Total road	44,992	11,807	33,185	N/A
Equipment:
Locomotives	8,276	3,694	4,582	20
Freight cars	2,116	968	1,148	25
Work equipment and other	684	153	531	18
Total equipment	11,076	4,815	6,261	N/A
Technology and other	872	320	552	10
Construction in progress	1,080	-	1,080	N/A
Total	$63,214	$16,942	$46,272	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

13. Accounts Payable and Other Current Liabilities

	Mar. 31,	Dec. 31,
Millions	2015	2014
Accounts payable	$882	$877
Income and other taxes payable	675	412
Accrued wages and vacation	421	409
Accrued casualty costs	208	249
Interest payable	133	178
Equipment rents payable	101	100
Dividends payable [a]	-	438
Other	554	640
Total accounts payable and other current liabilities	$2,974	$3,303

[a]Beginning in 2015, the timing of the dividend declaration and payable dates was aligned to occur within the same quarter. The 2015 dividends paid amount includes the fourth quarter 2014 dividend of $438 million, which was paid on January 2, 2015, as well as the first quarter 2015 dividend of $484 million, which was paid on March 30, 2015.

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

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At March 31, 2015, the fair value of total debt was $14.1 billion, approximately $1.8 billion more than the carrying value. At December 31, 2014, the fair value of total debt was $13.0 billion, approximately $1.5 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At both March 31, 2015, and December 31, 2014, approximately $163 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

15. Debt

Credit Facilities – At March 31, 2015, we had $1.7 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2015. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio. At March 31, 2015, and December 31, 2014 (and at all times during the periods presented), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2015, the debt-to-net-worth coverage ratio allowed us to carry up to $42.1 billion of debt (as defined in the facility), and we had $12.4 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2015, we did not issue or repay any commercial paper, and at March 31, 2015, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Shelf Registration Statement and Significant New Borrowings – We filed an automatic shelf registration statement with the SEC that became effective on February 9, 2015. The Board of Directors authorized the issuance of up to $4 billion of debt securities, replacing the $4 billion authorized under our shelf registration filed in February 2013, which was fully utilized after our January 2015 debt offering noted below. Under our current shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the three months ended March 31, 2015, we issued the following unsecured, fixed-rate debt securities under our prior shelf registration:

Date	Description of Securities
January 29, 2015	$250 million of 1.80% Notes due February 1, 2020
$450 million of 3.375% Notes due February 1, 2035
$450 million of 3.875% Notes due February 1, 2055

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At March 31, 2015, we had remaining authority to issue up to $4.0 billion of debt securities under our current shelf registration.

Receivables Securitization Facility – As of both March 31, 2015, and December 31, 2014, we recorded $400 million of borrowings under our receivables securitization facility as secured debt. (See further discussion of our receivables securitization facility in Note 11).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $2.8 billion as of March 31, 2015.

17. Commitments and Contingencies

Asserted and Unasserted Claims – Various claims and lawsuits are pending against us and certain of our subsidiaries. We cannot fully determine the effect of all asserted and unasserted claims on our consolidated results of operations, financial condition, or liquidity. To the extent possible, we have recorded a liability where asserted and unasserted claims are considered probable and where such claims can be reasonably estimated. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity after taking into account liabilities and insurance recoveries previously recorded for these matters.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 93% of the recorded liability is related to asserted claims and approximately 7% is related to unasserted claims at March 31, 2015. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $299 million to $327 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2015	2014
Beginning balance	$335	$294
Current year accruals	23	23
Changes in estimates for prior years	(6)	(6)
Payments	(53)	(17)
Ending balance at March 31	$299	$294
Current portion, ending balance at March 31	$70	$78

We have insurance coverage for a portion of the costs incurred to resolve personal injury-related claims, and we have recognized an asset for estimated insurance recoveries at March 31, 2015, and December 31, 2014.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 22% of the recorded liability related to asserted claims and approximately 78% related to unasserted claims at March 31, 2015.

Our asbestos-related liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2015	2014
Beginning balance	$126	$131
Accruals	-	-
Payments	(1)	(2)
Ending balance at March 31	$125	$129
Current portion, ending balance at March 31	$7	$9

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at March 31, 2015, and December 31, 2014.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 274 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 29 sites that are the subject of actions taken by the U.S. government, 16 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2015	2014
Beginning balance	$182	$171
Accruals	19	6
Payments	(10)	(11)
Ending balance at March 31	$191	$166
Current portion, ending balance at March 31	$58	$52

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

Guarantees – At March 31, 2015, and December 31, 2014, we were contingently liable for guarantees of $78 million and $82 million, respectively. We have recorded a liability of $5.2 million and $0.3 million for the fair value of these obligations as of March 31, 2015, and December 31, 2014, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to equipment financings and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

Indemnities – We are contingently obligated under a variety of indemnification arrangements, although in some cases the extent of our potential liability is limited, depending on the nature of the transactions and the agreements. Due to uncertainty as to whether claims will be made or how they will be resolved, we cannot reasonably determine the probability of an adverse claim or reasonably estimate any adverse liability or the total maximum exposure under these indemnification arrangements. We do not have any reason to believe that we will be required to make any material payments under these indemnity provisions.

Operating Leases – At March 31, 2015, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $3.6 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and in May 2012, the trial judge rendered an opinion establishing the fair market rent and entering judgment for back rent, including prejudgment interest.  SFPP appealed the judgment.  On November 5, 2014, the Second District Circuit Court of Appeal in California issued an opinion holding that UPRR was not entitled to collect rent from SFPP for easements on the portions of the property acquired solely through federal government land grants issued during the 1800s.  The Appellate Court also reversed the award of prejudgment interest and remanded the case to the trial court.  A favorable final judgment may materially affect UPRR's results of operations in the period of any monetary recoveries.  Due to the uncertainty regarding the amount and timing of any recovery or any subsequent proceedings, we consider this a gain contingency and have not recognized any amounts in the Condensed Consolidated Financial Statements as of March 31, 2015.

18. Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of March 31, 2015, we repurchased a total of $13.4 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during this reporting period.

	Number of Shares Purchased		Average Price Paid
	2015	2014	2015	2014
First quarter	6,881,455	7,640,000	$117.28	$89.43
Remaining number of shares that may be repurchased under current authority			81,075,145

Management's assessments of market conditions and other pertinent factors guide the timing and volume of all repurchases.  We expect to fund any share repurchases under this program through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand.  Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

From April 1, 2015, through April 22, 2015, we repurchased 2.3 million shares at an aggregate cost of approximately $244 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015, Compared to

Three Months Ended March 31, 2014

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2014 Annual

Report on Form 10-K. There have not been any significant changes with respect to these policies during the first three months of 2015.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.30 per diluted share on net income of $1.2 billion in the first quarter of 2015 compared to earnings of $1.19 per diluted share on net income of $1.1 billion for the first quarter of 2014. Freight revenues decreased 1%, or $35 million, in the first quarter compared to the same period in 2014. The decrease was due to lower fuel surcharge revenue and a 2% decline in volume, partially offset by higher average revenue per car (ARC) resulting from core pricing gains and positive business mix. The decline in volume in international intermodal, coal, and crude oil more than offset the growth in domestic intermodal, automotive and agricultural products. Lower fuel expense, partially offset by labor inflation and costs associated with increased resources, more than offset the lower revenue, resulting in a first quarter record for operating ratio.

Throughout 2014, we focused on adding resources to improve fluidity and service with increasing demand. Expecting another strong year of demand in 2015, we continued to add resources during the quarter and are now sufficiently resourced and focused on continuing to drive better customer service and operating efficiencies. However, the West Coast port slowdown and lower crude oil and natural gas prices drove volume declines, requiring us to adjust our resources. At the end of the quarter, we had approximately 500 employees either furloughed or in alternate work status and about 475 locomotives in storage, which replenished a portion of our surge resources. We will continue to monitor and adjust our resources in light of changing volumes, notable in our coal business.

As reported to the Association of American Railroads (AAR), average train speed for the first quarter of 2015 essentially was flat compared to the first quarter of 2014. Lower volumes, a strong resource position and more favorable weather were offset by the impact of more extensive track maintenance projects. Average terminal dwell time improved slightly compared to the first quarter of 2014. The slight improvement was achieved despite a 1% increase in manifest traffic volumes. Although operations improved, we remained below optimal levels.

Operating Revenues

Millions,			%
for the Three Months Ended March 31,	2015	2014	Change
Freight revenues	$5,251	$5,286	(1)%
Other revenues	363	352	3
Total	$5,614	$5,638	-%

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

Freight revenues, before the impact of lower fuel surcharge revenue, increased for five of the six commodity groups during the first quarter of 2015 compared to 2014, reflecting strong pricing gains. Volume levels decreased for four of the six commodity groups, driven by declines in international intermodal, coal and crude oil shipments.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $447 million in the first quarter of 2015 compared to $651 million in the same period of 2014. Lower fuel surcharge revenue resulted from lower fuel prices and lower volumes, partially offset by the lag impact of our fuel surcharge programs (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries). We estimate the lag impact added just over $100 million to operating income this quarter.

Other revenues increased in the first quarter of 2015 compared to 2014 due to accessorial revenue resulting from the West Coast port slowdown. This increase was partially offset by lower revenues at our subsidiaries, primarily those that broker intermodal and automotive services.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues
Millions,			%
for the Three Months Ended March 31,	2015	2014	Change
Agricultural Products	$939	$910	3%
Automotive	516	488	6
Chemicals	897	893	-
Coal	915	961	(5)
Industrial Products	1,017	1,011	1
Intermodal	967	1,023	(5)
Total	$5,251	$5,286	(1)%

Revenue Carloads
Thousands,			%
for the Three Months Ended March 31,	2015	2014	Change
Agricultural Products	245	239	3%
Automotive	202	188	7
Chemicals	267	270	(1)
Coal	399	430	(7)
Industrial Products	306	314	(3)
Intermodal [a]	812	833	(3)
Total	2,231	2,274	(2)%

Average Revenue per Car			%
for the Three Months Ended March 31,	2015	2014	Change
Agricultural Products	$3,838	$3,815	1%
Automotive	2,553	2,591	(1)
Chemicals	3,362	3,307	2
Coal	2,293	2,236	3
Industrial Products	3,325	3,218	3
Intermodal [a]	1,191	1,227	(3)
Average	$2,354	$2,324	1%

[a]   Each intermodal container or trailer equals one carload.

Agricultural Products – Core price improvements and increased volume, partially offset by the decline in fuel surcharge revenue, drove the increase in freight revenue from agricultural shipments in the first quarter of 2015 compared to 2014. Strong export shipments of soybeans and milo drove the volume increase in the first quarter of 2015 compared to 2014. The higher demand for soybeans and milo was partially offset by lower exports of wheat which was not competitive in the world market. Strong demand for ethanol in both export and U.S. markets resulted in first quarter corn refining growth.

Automotive – Freight revenue from automotive shipments increased compared to the first quarter of 2014.  Higher volume from finished vehicle shipments and core price improvements, partially offset by reduced fuel surcharge revenue, drove the increase in freight revenue. Higher production and sales levels during the quarter resulted in volume growth.

Chemicals – Core price improvements offset lower fuel surcharge revenue and volume as freight revenue from chemicals in the first quarter of 2015 increased slightly compared to 2014. Crude oil shipments declined as a result of the drop in crude oil prices and other market factors, primarily regional pricing differences for various types of crude oil that displaced some of the former Gulf Coast shipments to the East and West Coast. Strength in the plastics and fertilizer markets increased shipments of these commodities.

Coal – Lower volume and fuel surcharge revenue, partially offset by core price gains, drove the decline in freight revenue from coal shipments in the first quarter of 2015 compared to 2014.  Shipments out of Colorado and Utah declined over 30% compared to the first quarter of 2014 due to lower domestic demand for Colorado and Utah coal. This lower demand was driven by several utilities switching to other fuel sources as a result of lower natural gas prices. In addition, coal exports declined due to a soft global market.

Industrial Products – Core pricing gains, partially offset by lower volume and fuel surcharge revenue, increased freight revenue from industrial products in the first quarter of 2015 compared to 2014. Steel shipments declined driven by reductions in shale drilling activities and increased imports associated with the strength of the U.S. dollar. These declines were partially offset by growth in construction-related materials that increased from the first quarter of 2014. Despite the decline in shale drilling activity due to lower oil prices, non-metallic mineral (primarily frac sand) shipments increased modestly as companies continued to increase the amount of sand used per well.

Intermodal – Freight revenue from intermodal shipments decreased in the first quarter of 2015 compared to the same period in 2014. Lower fuel surcharge revenue and declines in international shipments were partially offset by core pricing improvement and increased domestic shipments. First quarter volume levels from international traffic decreased 12%, compared to the first quarter of 2014, driven by West Coast port labor negotiations and the resulting port congestion. The dispute severely restrained volumes through February creating a large backlog of freight. Once the recovery began in March, international volume levels surpassed last year’s levels during the same time period. Domestic volume increased 9% in the first quarter, driven by continued conversions from trucks and new premium services.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 1% to $544 million in the first quarter of 2015 compared to the same period in 2014. Volume levels were flat compared to first quarter of 2014, as increases in automotive and chemicals offset the decline in intermodal.

Operating Expenses

Millions,			%
for the Three Months Ended March 31,	2015	2014	Change
Compensation and benefits	$1,369	$1,254	9%
Purchased services and materials	643	607	6
Fuel	564	921	(39)
Depreciation	491	464	6
Equipment and other rents	311	312	-
Other	259	226	15
Total	$3,637	$3,784	(4)%

Operating expenses decreased $147 million in the first quarter of 2015 compared to the comparable period in 2014. Lower fuel price was partially offset by wage and benefit inflation, a larger workforce, depreciation, higher property taxes and increased locomotive material expense. In the first quarter of 2014, weather related costs increased expenses by approximately $35 million.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. General wage and benefit inflation, hiring and training related costs and a larger workforce drove the 9% increase compared to the first quarter of 2014. Reduced weather-related expenses partially offset these increases.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Locomotive material expenses increased in the first quarter of 2015 compared to the first quarter of 2014, due to maintenance associated with operating a larger fleet. Purchased services increased 1% compared to the first quarter of 2014, primarily due to contract services partially offset by volume-related expense incurred by our logistics subsidiaries for external transportation.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $1.95 per gallon (including taxes and transportation costs) in the first quarter of 2015, compared to $3.12 per gallon in the same period in 2014, decreased expenses $330 million. In addition, fuel expense decreased due to a 1% decrease in volume, as measured by gross-ton miles, and a 1% fuel consumption rate improvement, computed as gallons of fuel consumed divided by gross ton-miles in thousands.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher ongoing capital spending, increased depreciation expense in the first quarter of 2015 compared to 2014. This increase was partially offset by our recent depreciation studies that resulted in lower depreciation rates for some asset classes.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense in the first quarter of 2015 was flat compared to the first quarter of 2014.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs in the first quarter increased from 2014 due to higher property taxes, personal injury, freight and equipment damage, and environmental expense, partially offset by a contract settlement.

Non-Operating Items

Millions,			%
for the Three Months Ended March 31,	2015	2014	Change
Other income	$26	$38	(32)%
Interest expense	(148)	(133)	11
Income taxes	(704)	(671)	5

Other Income – Other income decreased in the first quarter of 2015 compared to the same period of 2014 due to the sale of a permanent easement in the first quarter of 2014.

Interest Expense – Interest expense increased in the first quarter of 2015 compared to 2014 due to an increased weighted-average debt level of $12.1 billion in 2015 compared to $10.1 billion in 2014, partially offset by a lower effective interest rate of 4.9% compared to 5.6%.

Income Taxes – Higher pre-tax income increased income taxes in the first quarter of 2015 compared to 2014. Our effective tax rate for first quarter 2015 was 38.0% compared to 38.1% in the first quarter of 2014.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the AAR. We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

			%
For the Three Months Ended March 31,	2015	2014	Change
Average train speed (miles per hour)	24.6	24.5	-%
Average terminal dwell time (hours)	30.6	30.7	-%
Gross ton-miles (billions)	237.2	240.2	(1)%
Revenue ton-miles (billions)	126.4	131.5	(4)%
Operating ratio	64.8	67.1	(2.3)	pts
Employees (average)	48,830	46,166	6%

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed for the first quarter of 2015, as reported to the AAR, essentially was flat compared to the first quarter of 2014. Lower volumes, a strong resource position and more favorable weather were offset by the impact of increased track maintenance projects.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time improved slightly compared to the first quarter of 2014. The slight improvement was achieved despite a 1% increase in manifest traffic volumes.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 1% and 4%, respectively, during the first quarter of 2015 compared to 2014, driven by a 2% decrease in carloadings. Changes in commodity mix drove the variance in year-over-year declines between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio improved 2.3 points to a first quarter record of 64.8% in 2015 compared to the same period of 2014. Core pricing gains and the lag impact of the lower fuel prices more than offset the impact of lower volume and inflation.

Employees – Employee levels increased 6% in the first quarter of 2015 compared to the same period in 2014. The increase primarily was driven by a higher number of trainmen, engineers, and yard employees, hired throughout last year to handle volume increases, and who continued receiving training in 2015. Increased work on capital projects also contributed to the increase in employees.

Debt to Capital / Adjusted Debt to Capital

	Mar. 31,	Dec. 31,
Millions, Except Percentages	2015	2014
Debt (a)	$12,300	$11,480
Equity	21,057	21,189
Capital (b)	$33,357	$32,669
Debt to capital (a/b)	36.9%	35.1%

	Mar. 31,	Dec. 31,
Millions, Except Percentages	2015	2014
Debt	$12,300	$11,480
Net present value of operating leases	2,830	2,902
Unfunded pension and OPEB	518	523
Adjusted debt (a)	15,648	14,905
Equity	21,057	21,189
Adjusted capital (b)	$36,705	$36,094
Adjusted debt to capital (a/b)	42.6%	41.3%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 4.9% at March 31, 2015, and 5.3% at December 31, 2014. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Three Months Ended March 31,	2015	2014
Cash provided by operating activities	$2,064	$1,767
Cash used in investing activities	(1,142)	(905)
Cash used in financing activities	(921)	(437)
Net change in cash and cash equivalents	$1	$425

Operating Activities

Higher net income and the timing of tax payments in the first three months of 2015 increased cash provided by operating activities compared to the same period of 2014.

Investing Activities

Higher capital investments in the first three months of 2015 drove the increase in cash used in investing activities compared to the same period in 2014.

The table below details cash capital investments:

Millions,
for the Three Months Ended March 31,	2015	2014
Rail and other track material	$170	$175
Ties	106	95
Ballast	49	44
Other [a]	65	60
Total road infrastructure replacements	390	374
Line expansion and other capacity projects	124	108
Commercial facilities	50	46
Total capacity and commercial facilities	174	154
Locomotives and freight cars	361	227
Positive train control	92	87
Technology and other	84	51
Total cash capital investments	$1,101	$893

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Capital Plan

We have revised our 2015 capital plan from approximately $4.3 billion to $4.2 billion, which includes Positive Train Control (PTC). We may further revise our capital plan if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

PTC Investment – We have revised our estimate of total PTC investment through implementation to approximate $2.5 billion.

Financing Activities

Cash used in financing activities increased in the first three months of 2015 compared to the same period of 2014, primarily due to higher dividend payments of $559 million. The higher dividend payments primarily were a result of adjusting the dividend payable dates to align the timing of the quarterly dividend declaration and payment within the quarter. Aligning the quarterly dividend declaration and payment resulted in two payments in the first quarter of 2015: the fourth quarter 2014 dividend of $438 million, which was paid on January 2, 2015, as well as the first quarter 2015 dividend of $484 million, which was paid on March 30, 2015. Higher dividends per share, along with an increase of $148 million for the repurchase of shares under our common stock repurchase program also contributed to the increase in cash used for financing activities.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Aligning the quarterly dividend declaration and payment, along with higher capital spending decreased free cash flow in the first quarter of 2015.

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

Millions,
for the Three Months Ended March 31,	2015	2014
Cash provided by operating activities	$2,064	$1,767
Cash used in investing activities	(1,142)	(905)
Dividends paid	(922)	(363)
Free cash flow	$-	$499

Credit Facilities – At March 31, 2015, we had $1.7 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2015. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio. At March 31, 2015, and December 31, 2014 (and at all times during the periods presented), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2015, the debt-to-net-worth coverage ratio allowed us to carry up to $42.1 billion of debt (as defined in the facility), and we had $12.4 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2015, we did not issue or repay any commercial paper, and at March 31, 2015, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Shelf Registration Statement and Significant New Borrowings – We filed an automatic shelf registration statement with the SEC that became effective on February 9, 2015. The Board of Directors authorized the issuance of up to $4 billion of debt securities, replacing the $4 billion authorized under our shelf registration filed in February 2013, which was fully utilized after our January 2015 debt offering noted below. Under our current shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

During the three months ended March 31, 2015, we issued the following unsecured, fixed-rate debt securities under our prior shelf registration:

Date	Description of Securities
January 29, 2015	$250 million of 1.80% Notes due February 1, 2020
$450 million of 3.375% Notes due February 1, 2035
$450 million of 3.875% Notes due February 1, 2055

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At March 31, 2015, we had remaining authority to issue up to $4.0 billion of debt securities under our current shelf registration.

Receivables Securitization Facility – The Railroad maintains a $650 million, 3-year receivables securitization facility maturing in July 2017 under which it sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount outstanding under the facility was $400 million at both March 31, 2015, and December 31, 2014. The facility was supported by $1.2 billion of accounts receivable as collateral at both March 31, 2015, and December 31, 2014, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for the three months ended March 31, 2015, and 2014.

Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of March 31, 2015, we repurchased a total of $13.4 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during this reporting period.

	Number of Shares Purchased		Average Price Paid
	2015	2014	2015	2014
First quarter	6,881,455	7,640,000	$117.28	$89.43
Remaining number of shares that may be repurchased under current authority			81,075,145

Management's assessments of market conditions and other pertinent factors guide the timing and volume of all repurchases. We expect to fund any share repurchases under this program through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

From April 1, 2015, through April 22, 2015, we repurchased 2.3 million shares at an aggregate cost of approximately $244 million.

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

The following tables identify material obligations and commitments as of March 31, 2015:

		Apr. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2015	2016	2017	2018	2019	2019	Other
Debt [a]	$19,628	$405	$990	$1,409	$905	$935	$14,984	$-
Operating leases [b]	3,571	315	480	430	358	329	1,659	-
Capital lease obligations [c]	1,820	146	249	246	224	210	745	-
Purchase obligations [d]	5,075	2,047	1,758	315	278	227	418	32
Other postretirement benefits [e]	440	32	44	44	45	46	229	-
Income tax contingencies [f]	141	29	-	-	-	-	-	112
Total contractual obligations	$30,675	$2,974	$3,521	$2,444	$1,810	$1,747	$18,035	$144

[a]Excludes capital lease obligations of $1,446 million and unamortized discount of ($589) million. Includes an interest component of $8,185 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]Represents total obligations, including interest component of $374 million.

[d]Purchase obligations include locomotive maintenance contracts; purchase commitments for fuel purchases, locomotives, ties, ballast, rail, and aircraft; and agreements to purchase other goods and services.  For amounts where we cannot reasonably estimate the year of settlement, they are reflected in the Other column.

[e]Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of March 31, 2015. For amounts where the year of settlement is uncertain, they are reflected in the Other column.

		Apr. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2015	2016	2017	2018	2019	2019
Credit facilities [a]	$1,700	$-	$-	$-	$-	$1,700	$-
Receivables securitization facility [b]	650	-	-	650	-	-	-
Guarantees [c]	78	9	26	10	11	7	15
Standby letters of credit [d]	40	23	17	-	-	-	-
Total commercial commitments	$2,468	$32	$43	$660	$11	$1,707	$15

[a] None of the credit facility was used as of March 31, 2015.

[b] $400 million of the receivables securitization facility was utilized as of March 31, 2015, which is accounted for as debt. The full program matures in July 2017.

[c]Includes guaranteed obligations related to our equipment financings and affiliated operations.

[d]None of the letters of credit were drawn upon as of March 31, 2015.

OTHER MATTERS

Asserted and Unasserted Claims – Various claims and lawsuits are pending against us and certain of our subsidiaries. We cannot fully determine the effect of all asserted and unasserted claims on our consolidated results of operations, financial condition, or liquidity. To the extent possible, we have recorded a liability where asserted and unasserted claims are considered probable and where such claims can be reasonably estimated. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity after taking into account liabilities and insurance recoveries previously recorded for these matters.

Indemnities – We are contingently obligated under a variety of indemnification arrangements, although in some cases the extent of our potential liability is limited, depending on the nature of the transactions and the agreements. Due to uncertainty as to whether claims will be made or how they will be resolved, we cannot reasonably determine the probability of an adverse claim or reasonably estimate any adverse liability or the total maximum exposure under these indemnification arrangements. We do not have any reason to believe that we will be required to make any material payments under these indemnity provisions.

Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services.  This standard is effective for annual reporting periods beginning after December 15, 2017.  ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30).  ASU 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset.  Amortization of debt issuance costs will be reported as interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015. ASU 2015-03 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our 2014 Annual Report on Form 10-K, filed February 6, 2015, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2014 Annual Report on Form 10-K.

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

Environmental Matters

In January 2012, a punctured tank car resulted in an accidental release of sulfuric acid in a rail yard in Herington, Kansas. The acid was released on the ground and entered a creek that runs adjacent to the yard. Environmental remediation at the site is complete. Despite negotiations with the federal government, the Assistant U.S. Attorney (District of Kansas) filed a criminal charge against the Railroad on March 30, 2015 in the U.S. District Court for Kansas. The action alleges a misdemeanor charge for negligent violation of the Clean Water Act. The penalty range is $2,500 to $200,000. In addition, the federal government will debar the facility if UPRR is convicted. A debarment will prevent Herington Yard from participating in government contract work. Debarment would continue until UPRR demonstrates to the satisfaction of the U.S. Environmental Protection Agency (EPA) that Herington Yard has achieved compliance with the Clean Water Act. We cannot predict the ultimate impact of this proceeding at this time, but the proposed penalty could exceed $100,000.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the Illinois Attorney General's Office notified UPRR on January 14, 2013, that it will seek a penalty against the Railroad for environmental conditions caused by its predecessor at a former locomotive fueling facility in South Pekin, Illinois. This former Chicago and North Western (CNW) facility discontinued fueling operations in the early 1980s. Subsequent environmental investigations revealed evidence of fuel releases to soil and groundwater. Following completion of remedial activities in 2012, the State notified UPRR that it would seek to recover a civil penalty.  During early negotiations, the State offered to settle its claim for $240,000. UPRR rejected this offer. The State sued UPRR on October 26, 2013, in the Circuit Court for the Tenth Judicial Circuit, Tazewell County, Illinois. The parties have agreed to settle this matter in exchange for a payment by UPRR of $100,000. A final agreement was signed by the parties and was filed with the court on March 26, 2015. Under the terms of the agreement, UPRR will apply to the State's Site Remediation Program for a declaration of no further action and issuance of a restrictive covenant applicable to the site.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7 of our 2014 Annual Report on Form 10-K.

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

On October 2, 2014, the plaintiffs informed Judge Friedman that their economic expert had a previously undisclosed conflict of interest. Judge Friedman ruled on November 26, 2014, that the plaintiffs had until April 1, 2015 to file a supplemental expert report to support their motion for class certification. The defendant railroads are currently in the process of responding to the plaintiffs’ supplemental report. Judge Friedman has not yet set a new date to hear oral arguments on plaintiffs’ motion for class certification.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). The complaint named the Railroad and one other U.S. Class I Railroad as defendants and alleged that the named railroads engaged in price-fixing and monopolistic practices in connection with fuel surcharge programs and pricing of shipments of certain commodities, including coal and petroleum coke. The complaint sought injunctive relief and payment of damages of over $30 million, and other unspecified damages, including treble damages. Some of the allegations in the complaint were addressed in the existing fuel surcharge litigation referenced above. The complaint also included additional unrelated allegations regarding alleged limitations on competition for shipments of Oxbow’s commodities. Judge Friedman, who presides over the fuel surcharge matter described above, also presides over this matter. On February 26, 2013, Judge Friedman granted the defendants’ motion to dismiss Oxbow’s complaint for failure to state properly a claim under the antitrust laws. However, the dismissal was without prejudice to refile the complaint. Judge Friedman approved a schedule that allowed Oxbow to file a revised complaint, which Oxbow filed on May 1, 2013. The amended complaint alleges that UPRR and one other Class I railroad violated Sections 1 and 2 of the Sherman Antitrust Act and that UPRR also breached a tolling agreement between Oxbow and UPRR. Oxbow claims that it paid more than $50 million in wrongfully imposed fuel surcharges. UPRR and the other railroad filed separate motions to dismiss the Oxbow revised complaint on July 1, 2013. Judge Friedman heard oral arguments on the motions to dismiss filed by UPRR and the other railroad on January 8, 2015. Judge Friedman denied the motions to dismiss on February 24, 2015. This was a procedural ruling, which did not affirm any of the claims asserted by Oxbow and does not affect the ability of the railroad defendants to disprove the allegations made by Oxbow.

We deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities  –The following table presents common stock repurchases during each month for the first quarter of 2015:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jan. 1 through Jan. 31	2,272,172	$115.80	2,259,400	85,697,200
Feb. 1 through Feb. 28	3,388,841	122.14	1,844,100	83,853,100
Mar. 1 through Mar. 31	2,788,464	115.37	2,777,955	81,075,145
Total	8,449,477	$118.20	6,881,455	N/A

[a]Total number of shares purchased during the quarter includes 1,568,022 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $14.8 billion and $15.4 billion at March 31, 2015, and December 31, 2014, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement
12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2015 and 2014.
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz and Robert M. Knight, Jr.
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 (filed with the SEC on April 23, 2015), is formatted in XBRL and submitted electronically herewith:  (i) Condensed Consolidated Statements of Income for the periods ended March 31, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Financial Position at March 31,  2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2015 and 2014, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2015 and 2014, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated:  April 23, 2015

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)