Form 10-Q
period 2015-06-30
UNION PACIFIC CORP
filed 2015-07-24
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

As of July  17,  2015, there were 867,691,580 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended June 30,	2015	2014
Operating revenues:
Freight revenues	$5,068	$5,661
Other revenues	361	354
Total operating revenues	5,429	6,015
Operating expenses:
Compensation and benefits	1,305	1,246
Purchased services and materials	600	636
Fuel	541	923
Depreciation	497	470
Equipment and other rents	312	316
Other	225	228
Total operating expenses	3,480	3,819
Operating income	1,949	2,196
Other income (Note 6)	142	22
Interest expense	(153)	(138)
Income before income taxes	1,938	2,080
Income taxes	(734)	(789)
Net income	$1,204	$1,291
Share and Per Share (Note 8):
Earnings per share - basic	$1.38	$1.43
Earnings per share - diluted	$1.38	$1.43
Weighted average number of shares - basic	872.2	901.5
Weighted average number of shares - diluted	875.2	905.0
Dividends declared per share	$0.55	$0.455

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended June 30,	2015	2014
Net income	$1,204	$1,291
Other comprehensive income/(loss):
Defined benefit plans	16	11
Foreign currency translation	(6)	9
Total other comprehensive income/(loss) [a]	10	20
Comprehensive income	$1,214	$1,311

[a] Net of deferred taxes of $7 million and $12 million during the three months ended June 30, 2015, and 2014, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Six Months Ended June 30,	2015	2014
Operating revenues:
Freight revenues	$10,319	$10,947
Other revenues	724	706
Total operating revenues	11,043	11,653
Operating expenses:
Compensation and benefits	2,674	2,500
Purchased services and materials	1,243	1,243
Fuel	1,105	1,844
Depreciation	988	934
Equipment and other rents	623	628
Other	484	454
Total operating expenses	7,117	7,603
Operating income	3,926	4,050
Other income (Note 6)	168	60
Interest expense	(301)	(271)
Income before income taxes	3,793	3,839
Income taxes	(1,438)	(1,460)
Net income	$2,355	$2,379
Share and Per Share (Note 8):
Earnings per share - basic	$2.69	$2.63
Earnings per share - diluted	$2.68	$2.62
Weighted average number of shares - basic	875.8	904.8
Weighted average number of shares - diluted	879.0	908.7
Dividends declared per share	$1.10	$0.91

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Six Months Ended June 30,	2015	2014
Net income	$2,355	$2,379
Other comprehensive income/(loss):
Defined benefit plans	28	31
Foreign currency translation	(26)	5
Total other comprehensive income/(loss) [a]	2	36
Comprehensive income	$2,357	$2,415

[a] Net of deferred taxes of $4 million and $17 million during the six months ended June 30, 2015, and 2014, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	June 30,	December 31,
Millions, Except Share and Per Share Amounts	2015	2014
Assets
Current assets:
Cash and cash equivalents	$2,041	$1,586
Accounts receivable, net (Note 10)	1,513	1,611
Materials and supplies	762	712
Current deferred income taxes	235	277
Other current assets	432	493
Total current assets	4,983	4,679
Investments	1,375	1,390
Net properties (Note 11)	47,512	46,272
Other assets	307	375
Total assets	$54,177	$52,716
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$2,982	$3,303
Debt due within one year (Note 14)	431	462
Total current liabilities	3,413	3,765
Debt due after one year (Note 14)	12,908	11,018
Deferred income taxes	14,907	14,680
Other long-term liabilities	1,959	2,064
Commitments and contingencies (Note 16)
Total liabilities	33,187	31,527
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,110,448,679 and 1,110,100,423 issued; 869,482,511 and 883,366,476
outstanding, respectively	2,776	2,775
Paid-in-surplus	4,377	4,321
Retained earnings	28,759	27,367
Treasury stock	(13,714)	(12,064)
Accumulated other comprehensive loss (Note 9)	(1,208)	(1,210)
Total common shareholders' equity	20,990	21,189
Total liabilities and common shareholders' equity	$54,177	$52,716

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Six Months Ended June 30,	2015	2014
Operating Activities
Net income	$2,355	$2,379
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	988	934
Deferred income taxes and unrecognized tax benefits	237	155
Net gain on non-operating asset dispositions	(128)	(11)
Other operating activities, net	95	(32)
Changes in current assets and liabilities:
Accounts receivable, net	98	(252)
Materials and supplies	(50)	(86)
Other current assets	(145)	(91)
Accounts payable and other current liabilities	52	215
Income and other taxes	271	10
Cash provided by operating activities	3,773	3,221
Investing Activities
Capital investments	(2,207)	(2,068)
Proceeds from asset sales	171	40
Other investing activities, net	(100)	(150)
Cash used in investing activities	(2,136)	(2,178)
Financing Activities
Debt issued (Note 14)	2,243	1,895
Common share repurchases (Note 17)	(1,605)	(1,450)
Dividends paid (Note 12)	(1,401)	(776)
Debt repaid	(396)	(640)
Other financing activities, net	(23)	33
Cash used in financing activities	(1,182)	(938)
Net change in cash and cash equivalents	455	105
Cash and cash equivalents at beginning of year	1,586	1,432
Cash and cash equivalents at end of period	$2,041	$1,537
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$155	$109
Common shares repurchased but not yet paid	36	39
Cash dividends declared but not yet paid (Note 12)	-	404
Cash paid for:
Income taxes, net of refunds	$(918)	$(1,229)
Interest, net of amounts capitalized	(152)	(231)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2014	1,109.7	(197.7)	$ 2,774	$ 4,210	$ 23,901	$ (8,910)	$ (750)	$ 21,225
Net income			-	-	2,379	-	-	2,379
Other comp. income			-	-	-	-	36	36
Conversion, stock option exercises, forfeitures, and other	0.4	2.6	1	59	-	53	-	113
Share repurchases (Note 17)	-	(16.0)	-	-	-	(1,489)	-	(1,489)
Cash dividends declared ($0.91 per share)	-	-	-	-	(824)	-	-	(824)
Balance at June 30, 2014	1,110.1	(211.1)	$ 2,775	$ 4,269	$ 25,456	$ (10,346)	$ (714)	$ 21,440

Balance at January 1, 2015	1,110.1	(226.7)	$ 2,775	$ 4,321	$ 27,367	$ (12,064)	$ (1,210)	$ 21,189
Net income			-	-	2,355	-	-	2,355
Other comp. income			-	-	-	-	2	2
Conversion, stock option exercises, forfeitures, and other	0.3	0.7	1	56	-	(9)	-	48
Share repurchases (Note 17)	-	(14.9)	-	-	-	(1,641)	-	(1,641)
Cash dividends declared ($1.10 per share)	-	-	-	-	(963)	-	-	(963)
Balance at June 30, 2015	1,110.4	(240.9)	$ 2,776	$ 4,377	$ 28,759	$ (13,714)	$ (1,208)	$ 20,990

[a]AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 9)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2014 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2014, is derived from audited financial statements. The results of operations for the six months ended June 30, 2015, are not necessarily indicative of the results for the entire year ending December 31, 2015.

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

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Agricultural Products	$867	$934	$1,806	$1,844
Automotive	560	545	1,076	1,033
Chemicals	905	913	1,802	1,806
Coal	679	989	1,594	1,950
Industrial Products	970	1,130	1,987	2,141
Intermodal	1,087	1,150	2,054	2,173
Total freight revenues	$5,068	$5,661	$10,319	$10,947
Other revenues	361	354	724	706
Total operating revenues	$5,429	$6,015	$11,043	$11,653

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are revenues from our Mexico business which amounted to $557 million and $599 million, respectively, for the three months ended June 30, 2015, and June 30, 2014 and $1,101 million and $1,139 million, respectively, for the six months ended June 30, 2015, and June 30, 2014.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Stock-based compensation, before tax:
Stock options	$5	$6	$9	$12
Retention awards	21	22	45	51
Total stock-based compensation, before tax	$26	$28	$54	$63
Excess tax benefits from equity compensation plans	$2	$43	$55	$103

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

A summary of stock option activity during the six months ended June 30, 2015, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2015	5,387	$53.56	5.8 yrs.	$353
Granted	934	122.85	N/A	N/A
Exercised	(520)	43.73	N/A	N/A
Forfeited or expired	(26)	92.10	N/A	N/A
Outstanding at June 30, 2015	5,775	$65.48	6.1 yrs.	$198
Vested or expected to vest at June 30, 2015	5,718	$65.10	6.0 yrs.	$198
Options exercisable at June 30, 2015	3,869	$48.06	4.7 yrs.	$183

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at June 30, 2015, are subject to performance or market-based vesting conditions.

At June 30, 2015, there was $26 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Intrinsic value of stock options exercised	$7	$124	$39	$158
Cash received from option exercises	7	13	21	31
Treasury shares repurchased for employee payroll taxes	(2)	(6)	(9)	(13)
Tax benefit realized from option exercises	3	47	15	60
Aggregate grant-date fair value of stock options vested	-	-	19	17

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2015, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	3,403	$64.39
Granted	521	122.80
Vested	(909)	47.00
Forfeited	(64)	70.72
Nonvested at June 30, 2015	2,951	$79.92

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At June 30, 2015, there was $116 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.0 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2015 grant were as follows:

2015
Dividend per share per quarter	$0.55
Risk-free interest rate at date of grant	0.8%

Changes in our performance retention awards during the six months ended June 30, 2015, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	1,583	$65.33
Granted	339	117.42
Vested	(580)	54.38
Forfeited	(27)	76.86
Nonvested at June 30, 2015	1,315	$83.35

At June 30, 2015, there was $37 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.2 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Service cost	$24	$17	$48	$35
Interest cost	40	38	80	77
Expected return on plan assets	(64)	(57)	(128)	(115)
Amortization of:
Actuarial loss	26	18	52	35
Net periodic pension cost	$26	$16	$52	$32

The components of our net periodic OPEB cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Service cost	$-	$1	$1	$2
Interest cost	4	3	7	7
Amortization of:
Prior service credit	(3)	(3)	(5)	(6)
Actuarial loss	3	3	6	5
Net periodic OPEB cost	$4	$4	$9	$8

Cash Contributions

For the six months ended June 30, 2015, we did not make any cash contributions to the qualified pension plan. Any contributions made during 2015 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2015, we do not have minimum cash funding requirements for 2015.

6. Other Income

Other income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions,	2015	2014	2015	2014
Net gain on non-operating asset dispositions [a]	$121	$7	$128	$11
Rental income	22	23	46	47
Interest income	1	1	2	2
Non-operating environmental costs and other [b]	(2)	(9)	(8)	-
Total	$142	$22	$168	$60

[a] 2015 includes $113 million related to a real estate sale.

[b] 2014 includes $14 million related to the sale of a permanent easement.

7. Income Taxes

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 2009, and the statute of limitations bars any additional tax assessments. The IRS has completed its examinations and issued notices of deficiency for tax years 2009 and 2010. We disagreed with many of its proposed adjustments, and went to IRS Appeals for those years.

In the first quarter of 2015, we reached an agreement in principle with IRS Appeals to resolve all issues related to tax years 2009 and 2010, except for calculations of interest. We anticipate signing a closing agreement with the IRS in 2015. Once formalized, this agreement will have an immaterial effect on our income tax expense and result in an immaterial payment of tax and interest.

Additionally, several state tax authorities are examining our state income tax returns for years 2006 through 2010.

At June 30, 2015, we had a net liability for unrecognized tax benefits of $129 million. Of that amount, $30 million is classified as a current liability in the Condensed Consolidated Statements of Financial Position.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions, Except Per Share Amounts	2015	2014	2015	2014
Net income	$1,204	$1,291	$2,355	$2,379
Weighted-average number of shares outstanding:
Basic	872.2	901.5	875.8	904.8
Dilutive effect of stock options	1.6	1.8	1.7	2.2
Dilutive effect of retention shares and units	1.4	1.7	1.5	1.7
Diluted	875.2	905.0	879.0	908.7
Earnings per share – basic	$1.38	$1.43	$2.69	$2.63
Earnings per share – diluted	$1.38	$1.43	$2.68	$2.62
Stock options excluded as their inclusion would be anti-dilutive	0.9	1.0	0.8	0.8

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2015, and 2014, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at April 1, 2015	$(1,149)	$(69)	$(1,218)
Other comprehensive income/(loss) before reclassifications	(1)	(6)	(7)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	17	-	17
Net quarter-to-date other comprehensive income/(loss), net of taxes of $7 million	16	(6)	10
Balance at June 30, 2015	$(1,133)	$(75)	$(1,208)

Balance at April 1, 2014	$(693)	$(41)	$(734)
Other comprehensive income/(loss) before reclassifications	-	9	9
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	11	-	11
Net quarter-to-date other comprehensive income/(loss), net of taxes of $12 million	11	9	20
Balance at June 30, 2014	$(682)	$(32)	$(714)

[a] The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2015	$(1,161)	$(49)	$(1,210)
Other comprehensive income/(loss) before reclassifications	(5)	(26)	(31)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	33	-	33
Net year-to-date other comprehensive income/(loss), net of taxes of $4 million	28	(26)	2
Balance at June 30, 2015	$(1,133)	$(75)	$(1,208)

Balance at January 1, 2014	$(713)	$(37)	$(750)
Other comprehensive income/(loss) before reclassifications	10	5	15
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	21	-	21
Net year-to-date other comprehensive income/(loss), net of taxes of $17 million	31	5	36
Balance at June 30, 2014	$(682)	$(32)	$(714)

[a] The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At June 30, 2015, and December 31, 2014, our accounts receivable were reduced by $4 million and $5 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At June 30, 2015, and December 31, 2014, receivables classified as other assets were reduced by allowances of $13 million and $16 million, respectively.

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

The amount outstanding under the facility was $400 million at both June 30, 2015, and December 31, 2014. The facility was supported by $1.1 billion and $1.2 billion of accounts receivable as collateral at June 30, 2015, and December 31, 2014, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $2 million and $1 million for the three months ended June 30, 2015, and 2014, respectively, and $3 million and $1 million for the six months ended June 30, 2015, and 2014, respectively.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of June 30, 2015	Cost	Depreciation	Value	Useful Life
Land	$5,183	$ N/A	$5,183	N/A
Road:
Rail and other track material	14,922	5,371	9,551	37
Ties	9,282	2,537	6,745	33
Ballast	4,927	1,310	3,617	34
Other roadway [a]	16,850	2,943	13,907	47
Total road	45,981	12,161	33,820	N/A
Equipment:
Locomotives	8,580	3,730	4,850	20
Freight cars	2,137	974	1,163	25
Work equipment and other	852	172	680	19
Total equipment	11,569	4,876	6,693	N/A
Technology and other	918	347	571	11
Construction in progress	1,245	-	1,245	N/A
Total	$64,896	$17,384	$47,512	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2014	Cost	Depreciation	Value	Useful Life
Land	$5,194	$ N/A	$5,194	N/A
Road:
Rail and other track material	14,588	5,241	9,347	33
Ties	9,102	2,450	6,652	33
Ballast	4,826	1,264	3,562	34
Other roadway [a]	16,476	2,852	13,624	47
Total road	44,992	11,807	33,185	N/A
Equipment:
Locomotives	8,276	3,694	4,582	20
Freight cars	2,116	968	1,148	25
Work equipment and other	684	153	531	18
Total equipment	11,076	4,815	6,261	N/A
Technology and other	872	320	552	10
Construction in progress	1,080	-	1,080	N/A
Total	$63,214	$16,942	$46,272	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Jun. 30,	Dec. 31,
Millions	2015	2014
Accounts payable	$1,005	$877
Income and other taxes payable	476	412
Accrued wages and vacation	414	409
Accrued casualty costs	207	249
Interest payable	179	178
Equipment rents payable	108	100
Dividends payable [a]	-	438
Other	593	640
Total accounts payable and other current liabilities	$2,982	$3,303

[a]Beginning in 2015, the timing of the dividend declaration and payable dates was aligned to occur within the same quarter. The 2015 dividends paid amount includes the fourth quarter 2014 dividend of $438 million, which was paid on January 2, 2015, the first quarter 2015 dividend of $484 million, which was paid on March 30, 2015, as well as the second quarter 2015 dividend of $479 million, which was paid on June 30, 2015.

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

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At June 30, 2015, the fair value of total debt was $14.2 billion, approximately $0.9 billion more than the carrying value. At December 31, 2014, the fair value of total debt was $13.0 billion, approximately $1.5 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At both June 30, 2015, and December 31, 2014, approximately $163 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At June 30, 2015, we had $1.7 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the six months ended June 30, 2015. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio. At June 30, 2015, and December 31, 2014 (and at all times during the periods presented), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2015, the debt-to-net-worth coverage ratio allowed us to carry up to $42.0 billion of debt (as defined in the facility), and we had $13.4 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three and six months ended June 30, 2015, we did not issue or repay any commercial paper, and at June 30, 2015, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

During the six months ended June 30, 2015, we issued the following unsecured, fixed-rate debt securities under our shelf registrations:

Date	Description of Securities
January 29, 2015	$250 million of 1.80% Notes due February 1, 2020
$450 million of 3.375% Notes due February 1, 2035
$450 million of 3.875% Notes due February 1, 2055
June 19, 2015	$400 million of 2.250% Notes due June 19, 2020
$300 million of 3.250% Notes due August 15, 2025

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At June 30, 2015, we had remaining authority to issue up to $3.3 billion of debt securities under our current shelf registration.

Equipment Trust – On May 12, 2015, UPRR consummated a pass-through (P/T) financing, whereby a P/T trust was created, which issued $399 million of P/T trust certificates with a stated interest rate of 2.695%. The P/T trust certificates will mature on May 12, 2027. The proceeds from the issuance of the P/T trust certificates were used to purchase equipment trust certificates to be issued by UPRR to finance the acquisition of 182 locomotives. The equipment trust certificates are secured by a lien on the locomotives. The $399 million is classified as debt due after one year in our Condensed Consolidated Statements of Financial Position.

Receivables Securitization Facility – As of both June 30, 2015, and December 31, 2014, we recorded $400 million of borrowings under our receivables securitization facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $2.7 billion as of June 30, 2015.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 93% of the recorded liability is related to asserted claims and approximately 7% is related to unasserted claims at June 30, 2015. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $312 million to $339 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2015	2014
Beginning balance	$335	$294
Current year accruals	43	43
Changes in estimates for prior years	(1)	(14)
Payments	(65)	(30)
Ending balance at June 30	$312	$293
Current portion, ending balance at June 30	$64	$80

We have insurance coverage for a portion of the costs incurred to resolve personal injury-related claims, and we have recognized an asset for estimated insurance recoveries at June 30, 2015, and December 31, 2014.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 21% of the recorded liability related to asserted claims and approximately 79% related to unasserted claims at June 30, 2015.

Our asbestos-related liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2015	2014
Beginning balance	$126	$131
Accruals	-	-
Payments	(3)	(4)
Ending balance at June 30	$123	$127
Current portion, ending balance at June 30	$6	$9

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at June 30, 2015, and December 31, 2014.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 282 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, 17 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2015	2014
Beginning balance	$182	$171
Accruals	42	16
Payments	(22)	(20)
Ending balance at June 30	$202	$167
Current portion, ending balance at June 30	$59	$51

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

Guarantees – At June 30, 2015, and December 31, 2014, we were contingently liable for guarantees of $62 million and $82 million, respectively. We have recorded a liability of $0 and $0.3 million for the fair value of these obligations as of June 30, 2015, and December 31, 2014, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to equipment financings and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At June 30, 2015, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $3.5 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific

Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and in May 2012, the trial judge rendered an opinion establishing the fair market rent and entering judgment for back rent, including prejudgment interest. SFPP appealed the judgment. On November 5, 2014, the Second District Circuit Court of Appeal in California issued an opinion holding that UPRR was not entitled to collect rent from SFPP for easements on the portions of the property acquired solely through federal government land grants issued during the 1800s. The Appellate Court also reversed the award of prejudgment interest and remanded the case to the trial court. A favorable final judgment may materially affect UPRR's results of operations in the period of any monetary recoveries. Due to the uncertainty regarding the amount and timing of any recovery or any subsequent proceedings, we consider this a gain contingency and have not recognized any amounts in the Condensed Consolidated Financial Statements as of June 30, 2015.

17. Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of June 30, 2015, we repurchased a total of $14.2 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during this reporting period.

	Number of Shares Purchased		Average Price Paid
	2015	2014	2015	2014
First quarter	6,881,455	7,640,000	$117.28	$89.43
Second quarter	7,975,100	8,320,000	104.62	96.84
Total	14,856,555	15,960,000	$110.48	$93.29
Remaining number of shares that may be repurchased under current authority			73,100,045

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

From July 1, 2015, through July 23, 2015, we repurchased 2.3 million shares at an aggregate cost of approximately $225 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2015, Compared to

Three and Six Months Ended June 30,  2014

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2014 Annual

Report on Form 10-K. There have not been any significant changes with respect to these policies during the first six months of 2015.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.38 per diluted share on net income of $1.2 billion in the second quarter of 2015 compared to earnings of $1.43 per diluted share on net income of $1.3 billion for the second quarter of 2014. Freight revenues decreased 10%, or $593 million, in the second quarter compared to the same period in 2014. The decrease was due to lower fuel surcharge revenue, a 6% decline in volume, and negative business mix partially offset by core pricing gains. Lower energy prices continue to impact the demand for coal and shale related products. In addition to the declines in coal, frac sand, pipe, and crude oil shipments; grain, steel, and construction-related material shipments were down compared to 2014. Consumer demand remained strong in the second quarter as automotives and intermodal shipments grew from the second quarter of 2014.

Throughout the quarter, we continued to balance our critical resources with current demand. As a result of our ongoing efforts, at the end of the quarter, we had approximately 1,200 employees either furloughed or in alternate work status and about 900 locomotives in storage. Lower fuel prices along with the volume related resource reductions resulted in 9% lower operating expenses. Although these cost reduction initiatives lagged the significant volume decline, the Company did make progress in reducing its costs during the period. However, the timing of our cost reductions along with shifts in traffic mix resulted in our second quarter operating ratio increasing 0.6 points to 64.1% from last year’s record performance for the same time period.

We continued to improve our operating and service metrics during the quarter. As reported to the Association of American Railroads (AAR), average train speed for the second quarter improved 3% compared to the same period in 2014. The improvement in train speed resulted from lower volumes and a strong resource position, partially offset by the impact of increased track maintenance projects. Average terminal dwell time in the second quarter improved 5% compared to the same period of 2014, aided by the lower volume.

Operating Revenues

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
Millions	2015	2014	Change	2015	2014	Change
Freight revenues	$5,068	$5,661	(10)%	$10,319	$10,947	(6)%
Other revenues	361	354	2	724	706	3
Total	$5,429	$6,015	(10)%	$11,043	$11,653	(5)%

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

Freight revenues, before the impact of lower fuel surcharge revenue, decreased during the second quarter and year-to-date periods of 2015 compared to 2014. Lower freight revenues primarily resulted from declines in coal shipments, partially offset by core pricing gains in all six commodity groups.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $327 million and $774 million in the second quarter and year-to-date periods of 2015 compared to $726 million and $1.4 billion in the same periods of 2014. Lower fuel surcharge revenue resulted from lower fuel prices and lower volumes.

Other revenues increased in the second quarter and year-to-date periods of 2015 compared to 2014 due to accessorial revenue resulting from the West Coast port slowdown and recovery. This increase was partially offset by lower revenues at our subsidiaries, primarily those that broker intermodal and automotive services.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Six Months Ended
Freight Revenues	June 30,		%	June 30,		%
Millions	2015	2014	Change	2015	2014	Change
Agricultural Products	$867	$934	(7)%	$1,806	$1,844	(2)%
Automotive	560	545	3	1,076	1,033	4
Chemicals	905	913	(1)	1,802	1,806	-
Coal	679	989	(31)	1,594	1,950	(18)
Industrial Products	970	1,130	(14)	1,987	2,141	(7)
Intermodal	1,087	1,150	(5)	2,054	2,173	(5)
Total	$5,068	$5,661	(10)%	$10,319	$10,947	(6)%

	Three Months Ended			Six Months Ended
Revenue Carloads	June 30,		%	June 30,		%
Thousands,	2015	2014	Change	2015	2014	Change
Agricultural Products	225	243	(7)%	470	482	(2)%
Automotive	222	208	7	424	396	7
Chemicals	283	283	-	550	553	(1)
Coal	309	417	(26)	708	847	(16)
Industrial Products	308	356	(13)	614	670	(8)
Intermodal [a]	942	924	2	1,754	1,757	-
Total	2,289	2,431	(6)%	4,520	4,705	(4)%

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
Average Revenue per Car	2015	2014	Change	2015	2014	Change
Agricultural Products	$3,844	$3,833	-%	$3,840	$3,824	-%
Automotive	2,528	2,619	(3)	2,540	2,606	(3)
Chemicals	3,197	3,230	(1)	3,277	3,267	-
Coal	2,197	2,369	(7)	2,251	2,301	(2)
Industrial Products	3,144	3,175	(1)	3,234	3,195	1
Intermodal [a]	1,154	1,246	(7)	1,171	1,237	(5)
Average	$2,213	$2,329	(5)%	$2,283	$2,327	(2)%

[a]   Each intermodal container or trailer equals one carload.

Agricultural Products – Volume declines and lower fuel surcharge revenue, partially offset by core pricing gains, decreased freight revenue from agricultural shipments in the second quarter and year-to-date periods of 2015 compared to 2014. Grain shipments decreased 19% and 10% in the second quarter and year-to-date periods of 2015 compared to 2014. The strength of the U.S. dollar, lower grain commodity prices, and higher worldwide inventories contributed to the reduction in overall demand in both periods.

Automotive – Freight revenue from automotive shipments increased compared to the second quarter and year-to-date periods of 2014. Higher volume from finished vehicle shipments and core price improvements, partially offset by reduced fuel surcharge revenue, resulted in increased freight revenue for both periods. Higher automotive production and sales levels during the second quarter and year-to-date periods resulted in volume growth.

Chemicals – Lower fuel surcharge revenue more than offset core price improvements as freight revenue from chemicals in the second quarter of 2015 decreased slightly compared to 2014. For the six month period ended June 30, 2015, a 1% volume decline along with lower fuel surcharge revenue offset core pricing gains as freight revenue was essentially flat, as compared to 2014. Crude oil shipments declined as a result of the drop in crude oil prices and other market factors, including regional pricing differences for various types of crude oil that displaced some of the former Gulf Coast shipments to the East and West Coast. Strength in the plastics markets increased chemical shipments for the second quarter and year-to-date periods of 2015.

Coal – Lower volume and fuel surcharge revenue, along with negative business mix, partially offset by core pricing gains, led to a decline in freight revenue from coal shipments in the second quarter and year-to-date periods of 2015 compared to 2014.  Shipments out of the Southern Powder River Basin (SPRB) declined almost 30% in the second quarter of 2015, with depressed coal markets due to mild weather and low natural gas prices. Second quarter shipments out of the SPRB also were negatively impacted as heavy rains in June flooded coal mines and washed out tracks in some areas. Shipments out of Colorado and Utah declined over 30% in both 2015 periods due to lower domestic demand for Colorado and Utah coal. This lower demand was driven by several utilities switching to other fuel sources as a result of lower natural gas prices. In addition, coal exports declined due to a soft global market.

Industrial Products – Freight revenue from industrial products shipments decreased compared to the second quarter and year-to-date periods of 2014. Lower volume and fuel surcharge revenue, partially offset by core price improvements, resulted in a decrease in freight revenue. Declines in shale drilling activity due to lower oil prices caused non-metallic mineral (primarily frac sand) shipments to decrease for both periods. Steel shipments also declined as a result of reductions in shale drilling activities and increased imports associated with the strength of the U.S. dollar. Second quarter lumber shipments declined as rain and weather delayed the peak building season and low commodity pricing caused receivers to reduce inventories.

Intermodal – Lower fuel surcharge revenue partially offset by core price improvement and increased shipments resulted in a decline in freight revenue from intermodal shipments in the second quarter of 2015 compared to the same period in 2014. Second quarter volume levels from international traffic increased 1% as volumes rebounded following resolution of the West Coast port labor negotiations and the resulting port congestion. Shipping patterns for international traffic returned to normal throughout the second quarter. Domestic volume increased 3% in the second quarter driven by continued conversions from trucks and new premium services. For the six month period of 2015, freight revenue decreased as lower fuel surcharge revenue was partially offset by core pricing gains. Volume was flat as the increase in domestic shipments offset the decline in international shipments as compared to 2014.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business decreased 7% to $557 million in the second quarter of 2015 compared to the same period in 2014. Year-to-date, revenue decreased 3% to $1.1 billion compared to 2014. Volume levels were down 4% and 2% compared to second quarter and year-to-date periods of 2014, respectively, resulting from declines in shipments of agricultural products, intermodal and industrial products, partially offset by growth in automotive and chemical shipments.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
Millions	2015	2014	Change	2015	2014	Change
Compensation and benefits	$1,305	$1,246	5%	$2,674	$2,500	7%
Purchased services and materials	600	636	(6)	1,243	1,243	-
Fuel	541	923	(41)	1,105	1,844	(40)
Depreciation	497	470	6	988	934	6
Equipment and other rents	312	316	(1)	623	628	(1)
Other	225	228	(1)	484	454	7
Total	$3,480	$3,819	(9)%	$7,117	$7,603	(6)%

Operating expenses decreased $339 million and $486 million in the second quarter and six-month periods, respectively, compared to 2014. Significantly lower fuel prices and cost savings from lower volumes were partially offset by wage inflation, a larger workforce, depreciation, higher property taxes and increased locomotive material expense. In addition, the first six months of 2014 included first quarter weather-related costs of approximately $35 million.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. General wage inflation, hiring and training related costs and a larger workforce drove the 5% increase compared to the second quarter of 2014. Reduced weather-related costs in the first quarter of 2014 partially offset these increases for the year-to-date period.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 6% and were flat for the second quarter and year-to-date periods of 2015, respectively, when compared to the same periods of 2014. The primary driver was cost savings from lower volume, including our logistics subsidiaries for external transportation. Year-to-date, the volume savings were partially offset by increased locomotive maintenance associated with operating a larger fleet earlier in the year.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $1.99 per gallon (including taxes and transportation costs) in the second quarter of 2015, compared to $3.10 per gallon in the same period in 2014, decreased expenses $294 million. In addition, fuel costs were lower as gross-ton miles decreased 10% in the second quarter. The fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands, deteriorated 2% compared to the second quarter of 2014. Decreases in heavier, more fuel-efficient shipments, which generally move from a single source to a single destination, drove the gross-ton mile decrease and the fuel consumption rate increase. The relative growth in our premium services, which generally are not as fuel efficient, also drove c-rate up. For the six month period, lower locomotive diesel fuel prices that averaged $1.97 per gallon in 2015 compared to $3.11 per gallon in 2014, decreased expenses by $624 million.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher ongoing capital spending, increased depreciation expense in the second quarter and year-to-date periods of 2015 compared to 2014. This increase was partially offset by our recent depreciation studies that resulted in lower depreciation rates for some asset classes.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense in the second quarter and year-to-date periods  of 2015 decreased 1% compared to the same periods in 2014.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs in the second quarter decreased from 2014 due to lower personal injury costs, equipment and property damages, and insurance costs, partially offset by higher property taxes and environmental expense. Year-to-date, higher property taxes, environmental expense and damaged freight, partially offset by a contract settlement, resulted in an increase in other expenses.

Non-Operating Items

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
Millions	2015	2014	Change	2015	2014	Change
Other income	$142	$22	F %	$168	$60	F %
Interest expense	(153)	(138)	11	(301)	(271)	11
Income taxes	(734)	(789)	(7)	(1,438)	(1,460)	(2)

Other Income – Other income increased in the second quarter and year-to-date periods of 2015 compared to 2014 due to a $113 million gain from a real estate sale. Year-to-date, the gain was partially offset by an increase in other income due to the sale of a permanent easement in the first quarter of 2014 and higher environmental costs on non-operating property in 2015.

Interest Expense – Interest expense increased in the second quarter of 2015 compared to 2014 due to an increased weighted-average debt level of $12.7 billion in 2015 compared to $10.4 billion in 2014, partially offset by a lower effective interest rate of 4.9% compared to 5.4%. Year-to-date, the increase in weighted-average debt level to $12.4 billion in 2015 from $10.3 billion in 2014 drove the increase in interest expense for 2015 compared to the same period of 2014, partially offset by a lower effective interest rate of 4.9% compared to 5.5%.

Income Taxes – Income taxes were lower in the second quarter and year-to-date periods of 2015 compared to 2014, driven by lower pre-tax income. Our effective tax rate for second quarter 2015 and 2014 was 37.9%. Our 2015 year-to-date effective tax rate was 37.9% compared to 38.0% in 2014.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the AAR. We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

	Three Months Ended				Six Months Ended
	June 30,		%		June 30,		%
	2015	2014	Change		2015	2014	Change
Average train speed (miles per hour)	24.6	23.9	3%		24.6	24.2	2%
Average terminal dwell time (hours)	28.4	29.8	(5)%		29.5	30.3	(3)%
Gross ton-miles (billions)	227.6	252.5	(10)%		464.8	492.7	(6)%
Revenue ton-miles (billions)	116.3	135.8	(14)%		242.7	267.3	(9)%
Operating ratio	64.1	63.5	0.6	pts	64.4	65.2	(0.8)	pts
Employees (average)	48,992	47,052	4%		48,911	46,608	5%

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed for the second quarter and year-to-date periods of 2015, as reported to the AAR, improved 3% and 2%, respectively, compared to the same period in 2014. Velocity improvements resulting from lower volumes and a strong resource position were offset by the impact of increased track maintenance projects. More favorable weather conditions in the first quarter of 2015 also contributed to the improvement in year-to-date average train speed.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time in the second quarter and year-to-date periods of 2015 improved 5% and 3%, respectively, compared to the same periods of 2014, reflecting the impact of lower volume.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 6% and 9%, respectively, during the first half of 2015 compared to 2014, resulting from a 4% decrease in carloadings. Changes in commodity mix drove the variance in year-over-year declines between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our second quarter operating ratio increased 0.6 points to 64.1% in 2015 versus 2014 as cost reductions lagged the sharp volume downturn. Year-to-date, our operating ratio of 64.4% improved 0.8 compared to the same period in 2014, as core pricing gains and the impact of the lower fuel prices more than offset the impact of lower volume and inflation.

Employees – Employee levels increased 4% and 5% in the second quarter and year-to-date periods of 2015, respectively, compared to the same periods in 2014. An increase in capital projects and employees in training were the primary drivers of the larger workforce levels. The higher training is a result of the number of trainmen, engineers, and yard employees, hired during the last half of 2014 and early 2015 to handle volume increases, and who continued receiving training in 2015. We expect the number of employees in training to decline in the last half of 2015 compared to 2014.

Debt to Capital / Adjusted Debt to Capital

	Jun. 30,	Dec. 31,
Millions, Except Percentages	2015	2014
Debt (a)	$13,339	$11,480
Equity	20,990	21,189
Capital (b)	$34,329	$32,669
Debt to capital (a/b)	38.9%	35.1%

	Jun. 30,	Dec. 31,
Millions, Except Percentages	2015	2014
Debt	$13,339	$11,480
Net present value of operating leases	2,782	2,902
Unfunded pension and OPEB	515	523
Adjusted debt (a)	16,636	14,905
Equity	20,990	21,189
Adjusted capital (b)	$37,626	$36,094
Adjusted debt to capital (a/b)	44.2%	41.3%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 4.9% at June 30, 2015, and 5.3% at December 31, 2014. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Six Months Ended June 30,	2015	2014
Cash provided by operating activities	$3,773	$3,221
Cash used in investing activities	(2,136)	(2,178)
Cash used in financing activities	(1,182)	(938)
Net change in cash and cash equivalents	$455	$105

Operating Activities

The timing of tax payments and changes in working capital in the first six months of 2015 combined to increase cash provided by operating activities compared to the same period of 2014.

Investing Activities

Higher proceeds from asset sales in the first six months of 2015 decreased cash used in investing activities compared to the same period in 2014.

The table below details cash capital investments:

Millions,
for the Six Months Ended June 30,	2015	2014
Rail and other track material	$379	$388
Ties	225	212
Ballast	118	101
Other [a]	164	123
Total road infrastructure replacements	886	824
Line expansion and other capacity projects	257	223
Commercial facilities	96	84
Total capacity and commercial facilities	353	307
Locomotives and freight cars	642	411
Positive train control	184	183
Technology and other	142	343
Total cash capital investments	$2,207	$2,068

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

Capital Plan

As previously announced, we intend to make new capital investments of approximately $4.2 billion in 2015, which includes Positive Train Control (PTC). We may revise our capital plan if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased in the first six months of 2015 compared to the same period of 2014. An increase of $625 million in dividends paid and an increase of $155 million for the repurchase of shares under our common stock repurchase program more than offset an increase of $348 million in debt issued and a decrease of $244 million in debt repaid. The higher dividend payments primarily were a result of adjusting the dividend payable dates to align the timing of the quarterly dividend declaration and payment within the quarter. Aligning the quarterly dividend declaration and payment resulted in two payments in the first quarter of 2015: the fourth quarter 2014 dividend of $438 million, which was paid on January 2, 2015, as well as the first quarter 2015 dividend of $484 million, which was paid on March 30,

2015. The second quarter 2015 dividend of $479 million was paid on June 30, 2015. Higher dividends per share also contributed to the increase in dividends paid.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Aligning the quarterly dividend declaration and payment, along with higher capital spending, decreased free cash flow in the first six months of 2015.

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

Millions,
for the Six Months Ended June 30,	2015	2014
Cash provided by operating activities	$3,773	$3,221
Cash used in investing activities	(2,136)	(2,178)
Dividends paid	(1,401)	(776)
Free cash flow	$236	$267

Credit Facilities – At June 30, 2015, we had $1.7 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the six months ended June 30, 2015. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio. At June 30, 2015, and December 31, 2014 (and at all times during the periods presented), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2015, the debt-to-net-worth coverage ratio allowed us to carry up to $42.0 billion of debt (as defined in the facility), and we had $13.4 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three and six months ended June 30, 2015, we did not issue or repay any commercial paper, and at June 30, 2015, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

During the six months ended June 30, 2015, we issued the following unsecured, fixed-rate debt securities under our shelf registrations:

Date	Description of Securities
January 29, 2015	$250 million of 1.80% Notes due February 1, 2020
$450 million of 3.375% Notes due February 1, 2035
$450 million of 3.875% Notes due February 1, 2055
June 19, 2015	$400 million of 2.250% Notes due June 19, 2020
$300 million of 3.250% Notes due August 15, 2025

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At June 30, 2015, we had remaining authority to issue up to $3.3 billion of debt securities under our current shelf registration.

Equipment Trust – On May 12, 2015, UPRR consummated a pass-through (P/T) financing, whereby a P/T trust was created, which issued $399 million of P/T trust certificates with a stated interest rate of 2.695%. The P/T trust certificates will mature on May 12, 2027. The proceeds from the issuance of the P/T trust certificates were used to purchase equipment trust certificates to be issued by UPRR to finance the acquisition of 182 locomotives. The equipment trust certificates are secured by a lien on the locomotives. The $399 million is classified as debt due after one year in our Condensed Consolidated Statements of Financial Position.

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

The amount outstanding under the facility was $400 million at both June 30, 2015, and December 31, 2014. The facility was supported by $1.1 billion and $1.2 billion of accounts receivable as collateral at June 30, 2015, and December 31, 2014, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $2 million and $1 million for the three months ended June 30, 2015, and 2014, respectively, and $3 million and $1 million for the six months ended June 30, 2015, and 2014, respectively.

Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of June 30, 2015, we repurchased a total of $14.2 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during this reporting period.

	Number of Shares Purchased		Average Price Paid
	2015	2014	2015	2014
First quarter	6,881,455	7,640,000	$117.28	$89.43
Second quarter	7,975,100	8,320,000	104.62	96.84
Total	14,856,555	15,960,000	$110.48	$93.29
Remaining number of shares that may be repurchased under current authority			73,100,045

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

From July 1, 2015, through July 23, 2015, we repurchased 2.3 million shares at an aggregate cost of approximately $225 million.

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

The following tables identify material obligations and commitments as of June 30, 2015:

		Jul. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2015	2016	2017	2018	2019	2019	Other
Debt [a]	$20,858	$298	$1,035	$1,452	$947	$976	$16,150	$-
Operating leases [b]	3,505	226	475	428	358	319	1,699	-
Capital lease obligations [c]	1,756	90	248	245	222	210	741	-
Purchase obligations [d]	5,049	1,748	2,041	305	278	227	418	32
Other postretirement benefits [e]	429	21	44	44	45	46	229	-
Income tax contingencies [f]	129	30	-	-	-	-	-	99
Total contractual obligations	$31,726	$2,413	$3,843	$2,474	$1,850	$1,778	$19,237	$131

[a]Excludes capital lease obligations of $1,399 million and unamortized discount of ($584) million. Includes an interest component of $8,334 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]Represents total obligations, including interest component of $357 million.

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

[f]Income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of June 30, 2015. For amounts where the year of settlement is uncertain, they are reflected in the Other column.

		Jul. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2015	2016	2017	2018	2019	2019
Credit facilities [a]	$1,700	$-	$-	$-	$-	$1,700	$-
Receivables securitization facility [b]	650	-	-	650	-	-	-
Guarantees [c]	62	9	9	10	11	8	15
Standby letters of credit [d]	40	20	20	-	-	-	-
Total commercial commitments	$2,452	$29	$29	$660	$11	$1,708	$15

[a] None of the credit facility was used as of June 30, 2015.

[b] $400 million of the receivables securitization facility was utilized as of June 30, 2015, which is accounted for as debt. The full program matures in July 2017.

[c]Includes guaranteed obligations related to our equipment financings and affiliated operations.

[d]None of the letters of credit were drawn upon as of June 30, 2015.

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

On October 2, 2014, the plaintiffs informed Judge Friedman that their economic expert had a previously undisclosed conflict of interest. Judge Friedman ruled on November 26, 2014, that the plaintiffs had until April 1, 2015, to file a supplemental expert report to support their motion for class certification. The plaintiffs filed their supplemental expert report on April 1, 2015. Judge Friedman issued a scheduling order on June 19, 2015, with dates for additional briefing and depositions. The order also states that the class certification hearing will begin November 2, 2015.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). The complaint named the Railroad and one other U.S. Class I Railroad as defendants and alleged that the named railroads engaged in price-fixing and monopolistic practices in connection with fuel surcharge programs and pricing of shipments of certain commodities, including coal and petroleum coke. The complaint sought injunctive relief and payment of damages of over $30 million, and other unspecified damages, including treble damages. Some of the allegations in the complaint were addressed in the existing fuel surcharge litigation referenced above. The complaint also included additional unrelated allegations regarding alleged limitations on competition for shipments of Oxbow’s commodities. Judge Friedman, who presides over the fuel surcharge matter described above, also presides over this matter. On February 26, 2013, Judge Friedman granted the defendants’ motion to dismiss Oxbow’s complaint for failure to state properly a claim under the antitrust laws. However, the dismissal was without prejudice to refile the complaint. Judge Friedman approved a schedule that allowed Oxbow to file a revised complaint, which Oxbow filed on May 1, 2013. The amended complaint alleges that UPRR and one other Class I railroad violated Sections 1 and 2 of the Sherman Antitrust Act and that

UPRR also breached a tolling agreement between Oxbow and UPRR. Oxbow claims that it paid more than $50 million in wrongfully imposed fuel surcharges. UPRR and the other railroad filed separate motions to dismiss the Oxbow revised complaint on July 1, 2013. Judge Friedman heard oral arguments on the motions to dismiss filed by UPRR and the other railroad on January 8, 2015. Judge Friedman denied the motions to dismiss on February 24, 2015. This was a procedural ruling, which did not affirm any of the claims asserted by Oxbow and does not affect the ability of the railroad defendants to disprove the allegations made by Oxbow. UPRR filed its answer to Oxbow’s complaint on March 24, 2015, and the parties have commenced discovery.

We deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities  –The following table presents common stock repurchases during each month for the second quarter of 2015:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Apr. 1 through Apr. 30	3,029,186	$108.33	3,025,000	78,050,145
May 1 through May 31	2,361,514	104.66	2,360,100	75,690,045
Jun. 1 through Jun. 30	2,600,000	100.25	2,590,000	73,100,045
Total	7,990,700	$104.62	7,975,100	N/A

[a]Total number of shares purchased during the quarter includes 15,600 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $14.3 billion and $15.4 billion at June 30, 2015, and December 31, 2014, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement
12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2015 and 2014.
12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2015 and 2014.
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz and Robert M. Knight, Jr.
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 (filed with the SEC on July 24, 2015), is formatted in XBRL and submitted electronically herewith:  (i) Condensed Consolidated Statements of Income for the periods ended June 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Financial Position at June 30,  2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2015 and 2014, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2015 and 2014, and (vi) the Notes to the Condensed Consolidated Financial Statements.

Incorporated by Reference
3(a)

Revised Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective May 14, 2009, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated May 15, 2009.
4(a)	Form of 2.250% Note due 2020 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated June 19, 2015.
4(b)	Form of 3.250% Note due 2025 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated June 19, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 24, 2015

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Jeffrey P. Totusek
Jeffrey P. Totusek
Vice President and Controller
(Principal Accounting Officer)