Form 10-Q
period 2015-09-30
UNION PACIFIC CORP
filed 2015-10-22
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

☐ Yes     ☒ No

As of October 16,  2015, there were 854,120,634 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended September 30,	2015	2014
Operating revenues:
Freight revenues	$5,215	$5,819
Other revenues	347	363
Total operating revenues	5,562	6,182
Operating expenses:
Compensation and benefits	1,267	1,287
Purchased services and materials	589	650
Fuel	484	882
Depreciation	507	481
Equipment and other rents	302	310
Other	205	242
Total operating expenses	3,354	3,852
Operating income	2,208	2,330
Other income (Note 6)	30	20
Interest expense	(157)	(144)
Income before income taxes	2,081	2,206
Income taxes	(781)	(836)
Net income	$1,300	$1,370
Share and Per Share (Note 8):
Earnings per share - basic	$1.51	$1.53
Earnings per share - diluted	$1.50	$1.53
Weighted average number of shares - basic	862.9	893.2
Weighted average number of shares - diluted	865.8	896.9
Dividends declared per share	$0.55	$0.50

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended September 30,	2015	2014
Net income	$1,300	$1,370
Other comprehensive income/(loss):
Defined benefit plans	17	11
Foreign currency translation	(21)	(5)
Total other comprehensive income/(loss) [a]	(4)	6
Comprehensive income	$1,296	$1,376

[a] Net of deferred taxes of $(3) million and $3 million during the three months ended September 30, 2015, and 2014, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Nine Months Ended September 30,	2015	2014
Operating revenues:
Freight revenues	$15,534	$16,766
Other revenues	1,071	1,069
Total operating revenues	16,605	17,835
Operating expenses:
Compensation and benefits	3,941	3,787
Purchased services and materials	1,832	1,893
Fuel	1,589	2,726
Depreciation	1,495	1,415
Equipment and other rents	925	938
Other	689	696
Total operating expenses	10,471	11,455
Operating income	6,134	6,380
Other income (Note 6)	198	80
Interest expense	(458)	(415)
Income before income taxes	5,874	6,045
Income taxes	(2,219)	(2,296)
Net income	$3,655	$3,749
Share and Per Share (Note 8):
Earnings per share - basic	$4.19	$4.16
Earnings per share - diluted	$4.18	$4.14
Weighted average number of shares - basic	871.5	900.9
Weighted average number of shares - diluted	874.6	904.8
Dividends declared per share	$1.65	$1.41

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Nine Months Ended September 30,	2015	2014
Net income	$3,655	$3,749
Other comprehensive income/(loss):
Defined benefit plans	45	42
Foreign currency translation	(47)	-
Total other comprehensive income/(loss) [a]	(2)	42
Comprehensive income	$3,653	$3,791

[a] Net of deferred taxes of $1 million and $20 million during the nine months ended September 30, 2015, and 2014, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	September 30,	December 31,
Millions, Except Share and Per Share Amounts	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,078	$1,586
Accounts receivable, net (Note 10)	1,508	1,611
Materials and supplies	741	712
Current deferred income taxes	218	277
Other current assets	397	493
Total current assets	3,942	4,679
Investments	1,373	1,390
Net properties (Note 11)	48,149	46,272
Other assets	299	375
Total assets	$53,763	$52,716
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$2,987	$3,303
Debt due within one year (Note 14)	521	462
Total current liabilities	3,508	3,765
Debt due after one year (Note 14)	12,798	11,018
Deferred income taxes	15,062	14,680
Other long-term liabilities	1,796	2,064
Commitments and contingencies (Note 16)
Total liabilities	33,164	31,527
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,110,430,736 and 1,110,100,423 issued; 855,717,446 and 883,366,476
outstanding, respectively	2,776	2,775
Paid-in-surplus	4,400	4,321
Retained earnings	29,583	27,367
Treasury stock	(14,948)	(12,064)
Accumulated other comprehensive loss (Note 9)	(1,212)	(1,210)
Total common shareholders' equity	20,599	21,189
Total liabilities and common shareholders' equity	$53,763	$52,716

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Nine Months Ended September 30,	2015	2014
Operating Activities
Net income	$3,655	$3,749
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,495	1,415
Deferred income taxes and unrecognized tax benefits	355	289
Net gain on non-operating asset dispositions	(138)	(15)
Other operating activities, net	(33)	18
Changes in current assets and liabilities:
Accounts receivable, net	103	(221)
Materials and supplies	(29)	(83)
Other current assets	(130)	(81)
Accounts payable and other current liabilities	(28)	216
Income and other taxes	375	71
Cash provided by operating activities	5,625	5,358
Investing Activities
Capital investments	(3,323)	(3,226)
Proceeds from asset sales	191	59
Other investing activities, net	(118)	(158)
Cash used in investing activities	(3,250)	(3,325)
Financing Activities
Debt issued (Note 14)	2,243	2,588
Common share repurchases (Note 17)	(2,795)	(2,312)
Dividends paid (Note 12)	(1,877)	(1,186)
Debt repaid	(436)	(678)
Other financing activities, net	(18)	10
Cash used in financing activities	(2,883)	(1,578)
Net change in cash and cash equivalents	(508)	455
Cash and cash equivalents at beginning of year	1,586	1,432
Cash and cash equivalents at end of period	$1,078	$1,887
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$161	$92
Common shares repurchased but not yet paid	84	33
Capital lease financings	13	-
Cash dividends declared but not yet paid (Note 12)	-	440
Cash paid for:
Income taxes, net of refunds	$(1,505)	$(1,907)
Interest, net of amounts capitalized	(491)	(460)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2014	1,109.7	(197.7)	$ 2,774	$ 4,210	$ 23,901	$ (8,910)	$ (750)	$ 21,225
Net income			-	-	3,749	-	-	3,749
Other comp. income			-	-	-	-	42	42
Conversion, stock option exercises, forfeitures, and other	0.4	2.8	1	89	-	62	-	152
Share repurchases (Note 17)	-	(24.3)	-	-	-	(2,345)	-	(2,345)
Cash dividends declared ($1.41 per share)	-	-	-	-	(1,270)	-	-	(1,270)
Balance at September 30, 2014	1,110.1	(219.2)	$ 2,775	$ 4,299	$ 26,380	$ (11,193)	$ (708)	$ 21,553

Balance at January 1, 2015	1,110.1	(226.7)	$ 2,775	$ 4,321	$ 27,367	$ (12,064)	$ (1,210)	$ 21,189
Net income			-	-	3,655	-	-	3,655
Other comp. loss			-	-	-	-	(2)	(2)
Conversion, stock option exercises, forfeitures, and other	0.3	0.7	1	79	-	(5)	-	75
Share repurchases (Note 17)	-	(28.7)	-	-	-	(2,879)	-	(2,879)
Cash dividends declared ($1.65 per share)	-	-	-	-	(1,439)	-	-	(1,439)
Balance at September 30, 2015	1,110.4	(254.7)	$ 2,776	$ 4,400	$ 29,583	$ (14,948)	$ (1,212)	$ 20,599

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2014 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2014, is derived from audited financial statements. The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of the results for the entire year ending December 31, 2015.

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

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Agricultural Products	$880	$915	$2,686	$2,759
Automotive	529	527	1,605	1,560
Chemicals	882	936	2,684	2,742
Coal	898	1,099	2,492	3,049
Industrial Products	979	1,161	2,966	3,302
Intermodal	1,047	1,181	3,101	3,354
Total freight revenues	$5,215	$5,819	$15,534	$16,766
Other revenues	347	363	1,071	1,069
Total operating revenues	$5,562	$6,182	$16,605	$17,835

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are revenues from our Mexico business which amounted to $554 million and $579 million, respectively, for the three months ended September 30, 2015, and September 30, 2014 and $1.7 billion for both the nine months ended September 30, 2015, and September 30, 2014.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Stock-based compensation, before tax:
Stock options	$5	$5	$14	$17
Retention awards	20	23	65	74
Total stock-based compensation, before tax	$25	$28	$79	$91
Excess tax benefits from equity compensation plans	$2	$7	$57	$110

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

A summary of stock option activity during the nine months ended September 30, 2015, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2015	5,387	$53.56	5.8	yrs.	$353
Granted	934	122.85		N/A	N/A
Exercised	(569)	42.25		N/A	N/A
Forfeited or expired	(30)	90.66		N/A	N/A
Outstanding at September 30, 2015	5,722	$65.80	6.1	yrs.	$161
Vested or expected to vest at September 30, 2015	5,665	$65.43	5.8	yrs.	$161
Options exercisable at September 30, 2015	3,819	$48.34	4.5	yrs.	$153

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at September 30, 2015, are subject to performance or market-based vesting conditions.

At September 30, 2015, there was $21 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Intrinsic value of stock options exercised	$3	$16	$42	$174
Cash received from option exercises	2	12	23	43
Treasury shares repurchased for employee payroll taxes	(1)	(5)	(10)	(18)
Tax benefit realized from option exercises	1	6	16	66
Aggregate grant-date fair value of stock options vested	-	-	19	17

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2015, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	3,403	$64.39
Granted	521	122.79
Vested	(913)	47.11
Forfeited	(85)	72.34
Nonvested at September 30, 2015	2,926	$79.95

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At September 30, 2015, there was $101 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.7 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2015 grant were as follows:

2015
Dividend per share per quarter	$0.55
Risk-free interest rate at date of grant	0.8%

Changes in our performance retention awards during the nine months ended September 30, 2015, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	1,583	$65.33
Granted	339	117.42
Vested	(580)	54.38
Forfeited	(30)	76.26
Nonvested at September 30, 2015	1,312	$83.38

At September 30, 2015, there was $25 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 0.9 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Service cost	$30	$17	$78	$52
Interest cost	41	41	121	118
Expected return on plan assets	(63)	(57)	(191)	(172)
Amortization of:
Actuarial loss	27	18	79	53
Net periodic pension cost	$35	$19	$87	$51

The components of our net periodic OPEB cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Service cost	$1	$-	$2	$2
Interest cost	3	3	10	10
Amortization of:
Prior service credit	(3)	(3)	(8)	(9)
Actuarial loss	4	3	10	8
Net periodic OPEB cost	$5	$3	$14	$11

Cash Contributions

For the nine months ended September 30, 2015, we made $100 million of cash contributions to the qualified pension plan. Any additional contributions made in the fourth quarter of 2015 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2015, we do not have minimum cash funding requirements for 2015.

6. Other Income

Other income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions,	2015	2014	2015	2014
Net gain on non-operating asset dispositions [a]	$10	$5	$138	$16
Rental income	25	25	71	72
Interest income	2	1	4	3
Non-operating environmental costs and other [b]	(7)	(11)	(15)	(11)
Total	$30	$20	$198	$80

[a] 2015 includes $113 million related to a real estate sale in the second quarter.

[b] 2014 includes $14 million related to the sale of a permanent easement in the first quarter.

7. Income Taxes

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 2011, and the statute of limitations bars any additional tax assessments. UPC is not currently under audit by the Internal Revenue Service.

In the third quarter of 2015, UPC and the IRS signed a closing agreement resolving all tax matters for tax years 2009-2010.  The settlement had an immaterial effect on our income tax expense. In connection with the settlement, UPC will pay $10 million in the fourth quarter of 2015.

Several state tax authorities are examining our state income tax returns for years 2006 through 2010.

At September 30, 2015, we had a net liability for unrecognized tax benefits of $73 million. Of that amount, $12 million is classified as a current liability in the Condensed Consolidated Statements of Financial Position.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions, Except Per Share Amounts	2015	2014	2015	2014
Net income	$1,300	$1,370	$3,655	$3,749
Weighted-average number of shares outstanding:
Basic	862.9	893.2	871.5	900.9
Dilutive effect of stock options	1.3	1.8	1.6	2.1
Dilutive effect of retention shares and units	1.6	1.9	1.5	1.8
Diluted	865.8	896.9	874.6	904.8
Earnings per share – basic	$1.51	$1.53	$4.19	$4.16
Earnings per share – diluted	$1.50	$1.53	$4.18	$4.14
Stock options excluded as their inclusion would be anti-dilutive	0.9	-	0.8	0.5

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2015, and 2014, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at July 1, 2015	$(1,133)	$(75)	$(1,208)
Other comprehensive income/(loss) before reclassifications	-	(21)	(21)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	17	-	17
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(3) million	17	(21)	(4)
Balance at September 30, 2015	$(1,116)	$(96)	$(1,212)

Balance at July 1, 2014	$(682)	$(32)	$(714)
Other comprehensive income/(loss) before reclassifications	-	(5)	(5)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	11	-	11
Net quarter-to-date other comprehensive income/(loss), net of taxes of $3 million	11	(5)	6
Balance at September 30, 2014	$(671)	$(37)	$(708)

[a] The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2015	$(1,161)	$(49)	$(1,210)
Other comprehensive income/(loss) before reclassifications	(5)	(47)	(52)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	50	-	50
Net year-to-date other comprehensive income/(loss), net of taxes of $1 million	45	(47)	(2)
Balance at September 30, 2015	$(1,116)	$(96)	$(1,212)

Balance at January 1, 2014	$(713)	$(37)	$(750)
Other comprehensive income/(loss) before reclassifications	10	-	10
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	32	-	32
Net year-to-date other comprehensive income/(loss), net of taxes of $20 million	42	-	42
Balance at September 30, 2014	$(671)	$(37)	$(708)

[a] The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At September 30, 2015, and December 31, 2014, our accounts receivable were reduced by $4 million and $5 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At September 30, 2015, and December 31, 2014, receivables classified as other assets were reduced by allowances of $13 million and $16 million, respectively.

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

The amount outstanding under the facility was $400 million at both September 30, 2015, and December 31, 2014. The facility was supported by $1.1 billion and $1.2 billion of accounts receivable as collateral at September 30, 2015, and December 31, 2014, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for both the three months ended September 30, 2015, and 2014, and $4 million and $3 million for the nine months ended September 30, 2015, and 2014, respectively.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of September 30, 2015	Cost	Depreciation	Value	Useful Life
Land	$5,183	$ N/A	$5,183	N/A
Road:
Rail and other track material	15,120	5,427	9,693	37
Ties	9,393	2,576	6,817	33
Ballast	4,988	1,328	3,660	34
Other roadway [a]	17,191	2,983	14,208	47
Total road	46,692	12,314	34,378	N/A
Equipment:
Locomotives	8,548	3,627	4,921	19
Freight cars	2,178	956	1,222	24
Work equipment and other	870	185	685	19
Total equipment	11,596	4,768	6,828	N/A
Technology and other	924	357	567	11
Construction in progress	1,193	-	1,193	N/A
Total	$65,588	$17,439	$48,149	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2014	Cost	Depreciation	Value	Useful Life
Land	$5,194	$ N/A	$5,194	N/A
Road:
Rail and other track material	14,588	5,241	9,347	33
Ties	9,102	2,450	6,652	33
Ballast	4,826	1,264	3,562	34
Other roadway [a]	16,476	2,852	13,624	47
Total road	44,992	11,807	33,185	N/A
Equipment:
Locomotives	8,276	3,694	4,582	20
Freight cars	2,116	968	1,148	25
Work equipment and other	684	153	531	18
Total equipment	11,076	4,815	6,261	N/A
Technology and other	872	320	552	10
Construction in progress	1,080	-	1,080	N/A
Total	$63,214	$16,942	$46,272	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Sep. 30,	Dec. 31,
Millions	2015	2014
Accounts payable	$934	$877
Income and other taxes payable	562	412
Accrued wages and vacation	410	409
Accrued casualty costs	196	249
Interest payable	143	178
Equipment rents payable	105	100
Dividends payable [a]	-	438
Other	637	640
Total accounts payable and other current liabilities	$2,987	$3,303

[a]Beginning in 2015, the timing of the dividend declaration and payable dates was aligned to occur within the same quarter. The 2015 dividends paid amount includes the fourth quarter 2014 dividend of $438 million, which was paid on January 2, 2015, the first quarter 2015 dividend of $484 million, which was paid on March 30, 2015, the second quarter 2015 dividend of $479 million, which was paid on June 30, 2015, as well as the third quarter 2015 dividend of $476 million, which was paid on September 30, 2015.

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

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At September 30, 2015, the fair value of total debt was $14.3 billion, approximately $1.0 billion more than the carrying value. At December 31, 2014, the fair value of total debt was $13.0 billion, approximately $1.5 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At both September 30, 2015, and December 31, 2014, approximately $163 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At September 30, 2015, we had $1.7 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the nine months ended September 30, 2015. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio. At September 30, 2015, and December 31, 2014 (and at all times during the periods presented), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2015, the debt-to-net-worth coverage ratio allowed us to carry up to $41.2 billion of debt (as defined in the facility), and we had $13.4 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three and nine months ended September 30, 2015, we did not issue or repay any commercial paper, and at September 30, 2015, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

During the nine months ended September 30, 2015, we issued the following unsecured, fixed-rate debt securities under our shelf registrations:

Date	Description of Securities
January 29, 2015	$250 million of 1.80% Notes due February 1, 2020
$450 million of 3.375% Notes due February 1, 2035
$450 million of 3.875% Notes due February 1, 2055
June 19, 2015	$400 million of 2.250% Notes due June 19, 2020
$300 million of 3.250% Notes due August 15, 2025

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At September 30, 2015, we had remaining authority to issue up to $3.3 billion of debt securities under our current shelf registration.

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

Receivables Securitization Facility – As of both September 30, 2015, and December 31, 2014, we recorded $400 million of borrowings under our receivables securitization facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $2.6 billion as of September 30, 2015.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 93% of the recorded liability is related to asserted claims and approximately 7% is related to unasserted claims at September 30, 2015. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $317 million to $343 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Nine Months Ended September 30,	2015	2014
Beginning balance	$335	$294
Current year accruals	65	73
Changes in estimates for prior years	(3)	(20)
Payments	(80)	(44)
Ending balance at September 30	$317	$303
Current portion, ending balance at September 30	$63	$77

We have insurance coverage for a portion of the costs incurred to resolve personal injury-related claims, and we have recognized an asset for estimated insurance recoveries at September 30, 2015, and December 31, 2014.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 21% of the recorded liability related to asserted claims and approximately 79% related to unasserted claims at September 30, 2015.

Our asbestos-related liability activity was as follows:

Millions,
for the Nine Months Ended September 30,	2015	2014
Beginning balance	$126	$131
Accruals	-	-
Payments	(4)	(5)
Ending balance at September 30	$122	$126
Current portion, ending balance at September 30	$7	$9

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at September 30, 2015, and December 31, 2014.

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

Our environmental liability activity was as follows:

Millions,
for the Nine Months Ended September 30,	2015	2014
Beginning balance	$182	$171
Accruals	51	37
Payments	(32)	(29)
Ending balance at September 30	$201	$179
Current portion, ending balance at September 30	$60	$51

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

Guarantees – At September 30, 2015, and December 31, 2014, we were contingently liable for guarantees of $56 million and $82 million, respectively. We have recorded a liability of $0 and $0.3 million for the fair value of these obligations as of September 30, 2015, and December 31, 2014, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to equipment financings and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At September 30, 2015, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $3.4 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific

Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and in May 2012, the trial judge rendered an opinion establishing the fair market rent and entering judgment for back rent, including prejudgment interest. SFPP appealed the judgment. On November 5, 2014, the Second District Circuit Court of Appeal in California issued an opinion holding that UPRR was not entitled to collect rent from SFPP for easements on the portions of the property acquired solely through federal government land grants issued during the 1800s. The Appellate Court also reversed the award of prejudgment interest and remanded the case to the trial court. A favorable final judgment may materially affect UPRR's results of operations in the period of any monetary recoveries. Due to the uncertainty regarding the amount and timing of any recovery or any subsequent proceedings, we consider this a gain contingency and have not recognized any amounts in the Condensed Consolidated Financial Statements as of September 30, 2015.

17. Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of September 30, 2015, we repurchased a total of $15.4 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during this reporting period.

	Number of Shares Purchased		Average Price Paid
	2015	2014	2015	2014
First quarter	6,881,455	7,640,000	$117.28	$89.43
Second quarter	7,975,100	8,320,000	104.62	96.84
Third quarter	13,800,700	8,347,000	89.65	102.54
Total	28,657,255	24,307,000	$100.45	$96.47
Remaining number of shares that may be repurchased under current authority			59,299,345

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

From October 1, 2015, through October 21, 2015, we repurchased 2.0 million shares at an aggregate cost of approximately $188 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2015, Compared to

Three and Nine Months Ended September 30,  2014

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2014 Annual

Report on Form 10-K. There have not been any significant changes with respect to these policies during the first nine months of 2015.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.50 per diluted share on net income of $1.3 billion in the third quarter of 2015 compared to earnings of $1.53 per diluted share on net income of $1.4 billion for the third quarter of 2014. Freight revenues decreased 10%, or $604 million, in the third quarter compared to the same period in 2014. The decrease was due to a 6% decline in volume and lower average revenue per car (ARC) driven by lower fuel surcharge revenue and negative business mix, partially offset by core pricing gains. Lower energy prices continue to negatively impact the demand for coal and shale related products. In addition to the declines in coal, frac sand, pipe, and crude oil shipments; commodity shipments of grain, metals, and international intermodal were down compared to 2014. Vehicle sales remained strong in the third quarter, driving continued growth in shipments of finished vehicles and automotive parts.

Throughout the quarter, we progressed our efforts to align our critical resources with current demand. At the end of the quarter, we had approximately 2,700 employees either furloughed or in alternate work status and approximately 950 locomotives in storage. Our operating expenses decreased 13% in the quarter due to lower fuel prices, volume related resource reductions, and productivity gains offsetting inflation and depreciation. The lower costs contributed to a best-ever 60.3% quarterly operating ratio, which improved 2.0 points from last year’s third quarter record performance.

We also improved our operating and service metrics during the quarter. As reported to the Association of American Railroads (AAR), average train speed for the third quarter improved 8% compared to the same period in 2014 and 4% from the second quarter of 2015. The year-over-year improvement in train speed resulted from lower volumes,  improved network fluidity and overall operations. Average terminal dwell time in the third quarter improved 3% compared to the same period in 2014, aided by the lower volumes and improved network operations.

Operating Revenues

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
Millions	2015	2014	Change	2015	2014	Change
Freight revenues	$5,215	$5,819	(10)%	$15,534	$16,766	(7)%
Other revenues	347	363	(4)	1,071	1,069	-
Total	$5,562	$6,182	(10)%	$16,605	$17,835	(7)%

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

Freight revenues, excluding the impact of lower fuel surcharge revenue, decreased during the third quarter and year-to-date periods of 2015 compared to 2014 as a result of volume declines in five of our six commodity groups, partially offset by core pricing gains in all six commodity groups.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $314 million and $1.1 billion in the third quarter and year-to-date periods of 2015 compared to $721 million and $2.1 billion in the same periods of 2014. Lower fuel surcharge revenue resulted from lower fuel prices and lower volumes, partially offset by the lag impact of our fuel surcharge programs (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

Other revenues decreased in the third quarter of 2015 compared to 2014 due to lower revenues at our subsidiaries, primarily those that broker intermodal and automotive services. Year-to-date, the lower revenue at our subsidiaries was offset by higher accessorial revenue resulting from the West Coast port slowdown in the first half of the year.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Nine Months Ended
Freight Revenues	September 30,		%	September 30,		%
Millions	2015	2014	Change	2015	2014	Change
Agricultural Products	$880	$915	(4)%	$2,686	$2,759	(3)%
Automotive	529	527	-	1,605	1,560	3
Chemicals	882	936	(6)	2,684	2,742	(2)
Coal	898	1,099	(18)	2,492	3,049	(18)
Industrial Products	979	1,161	(16)	2,966	3,302	(10)
Intermodal	1,047	1,181	(11)	3,101	3,354	(8)
Total	$5,215	$5,819	(10)%	$15,534	$16,766	(7)%

	Three Months Ended			Nine Months Ended
Revenue Carloads	September 30,		%	September 30,		%
Thousands,	2015	2014	Change	2015	2014	Change
Agricultural Products	232	239	(3)%	702	721	(3)%
Automotive	214	204	5	638	600	6
Chemicals	278	288	(3)	828	841	(2)
Coal	398	466	(15)	1,106	1,313	(16)
Industrial Products	319	363	(12)	933	1,033	(10)
Intermodal [a]	898	936	(4)	2,652	2,693	(2)
Total	2,339	2,496	(6)%	6,859	7,201	(5)%

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
Average Revenue per Car	2015	2014	Change	2015	2014	Change
Agricultural Products	$3,793	$3,836	(1)%	$3,825	$3,828	-%
Automotive	2,469	2,590	(5)	2,516	2,600	(3)
Chemicals	3,165	3,249	(3)	3,239	3,261	(1)
Coal	2,259	2,362	(4)	2,254	2,323	(3)
Industrial Products	3,073	3,195	(4)	3,179	3,195	(1)
Intermodal [a]	1,166	1,260	(7)	1,169	1,245	(6)
Average	$2,229	$2,331	(4)%	$2,265	$2,328	(3)%

[a]   Each intermodal container or trailer equals one carload.

Agricultural Products – Lower fuel surcharge and volume declines, partially offset by core pricing gains, decreased freight revenue from agricultural shipments in the third quarter and year-to-date periods of 2015 compared to 2014. Grain shipments decreased 11% and 10% in the third quarter and year-to-date periods of 2015 compared to 2014. The strength of the U.S. dollar, lower grain commodity prices, and higher worldwide inventories contributed to the reduction in overall demand in both periods.

Automotive – Freight revenue from automotive shipments increased compared to the third quarter and year-to-date periods of 2014. Higher volume and core price improvements, partially offset by reduced fuel surcharge revenue, resulted in increased freight revenue for both periods. Higher automotive production and sales levels during the third quarter and year-to-date periods drove the volume growth.

Chemicals – Lower fuel surcharge revenue and volume declines more than offset core price improvements as freight revenue from chemicals in the third quarter and year-to-date periods of 2015 decreased compared to 2014. Crude oil shipments declined as a result of the drop in crude oil prices and resulting production declines from various shale formations. Other market factors, including regional pricing differences for various types of crude oil also had an impact on Gulf Coast shipments. Lower fertilizer shipments also drove freight revenue down for the third quarter and year-to-date periods of 2015. Strength in export plastics markets in both periods helped offset the decline in crude oil and fertilizer shipments.

Coal – Lower volume and fuel surcharge revenue partially offset by core pricing gains resulted in a decline in freight revenue from coal shipments in the third quarter and year-to-date periods of 2015 compared to 2014.  Shipments out of the Southern Powder River Basin (SPRB) declined 12% in the third quarter of 2015, as a result of depressed coal markets due to low natural gas prices and mine production problems. Shipments out of the SPRB also were negatively impacted as heavy rains in June flooded coal mines and washed out tracks in some areas, impacting both second and third quarter shipments. Shipments out of Colorado and Utah declined more than 30% in both 2015 periods due primarily to lower domestic demand for Colorado and Utah coal. This lower demand was driven by several utilities switching to other fuel sources as a result of lower natural gas prices. In addition, coal exports declined due to a soft global market.

Industrial Products – Freight revenue from industrial products shipments decreased compared to the third quarter and year-to-date periods of 2014. Lower volume and lower ARC due to lower fuel surcharge revenue and the mix of traffic partially offset by core price improvements, resulted in a decrease in freight revenue. Declines in shale drilling activity due to lower oil prices caused non-metallic mineral (primarily frac sand) shipments to decrease for both periods. Steel shipments also declined as a result of reductions in shale drilling activities and increased imports associated with the strength of the U.S. dollar. Low commodity prices for lumber and the strong U.S. dollar resulted in inventory reductions that reduced lumber shipments in both periods.

Intermodal – Lower fuel surcharge revenue and volume declines partially offset by core price improvement resulted in a decline in freight revenue from intermodal shipments in the third quarter and year-to-date periods of 2015 compared to the same periods in 2014. Third quarter volume levels from international traffic decreased 9% as the supply chain disruptions stemming from the West Coast port labor negotiations earlier this year resulted in retailers building up inventories in the first half of 2015 to a 5-year high.  In the third quarter, retailers curtailed orders in an effort to reduce inventories. Year-to-date, international shipments declined 7% resulting from third quarter activity.  Domestic volume increased 1% and 4% in the third quarter and year-to-date periods, respectively, driven by continued conversions from trucks and new premium services.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business decreased 4% to $554 million in the third quarter of 2015 compared to the same period in 2014. Year-to-date, revenue decreased 4% to $1.7 billion compared to 2014. Volume levels were down 1% and 2% compared to third quarter and year-to-date periods of 2014, respectively, resulting from declines in shipments of intermodal and industrial products partially offset by growth in automotive and chemical shipments. Reduced agricultural products shipments also contributed to the year-to-date declines in volume.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
Millions	2015	2014	Change	2015	2014	Change
Compensation and benefits	$1,267	$1,287	(2)%	$3,941	$3,787	4%
Purchased services and materials	589	650	(9)	1,832	1,893	(3)
Fuel	484	882	(45)	1,589	2,726	(42)
Depreciation	507	481	5	1,495	1,415	6
Equipment and other rents	302	310	(3)	925	938	(1)
Other	205	242	(15)	689	696	(1)
Total	$3,354	$3,852	(13)%	$10,471	$11,455	(9)%

Operating expenses decreased $498 million and $984 million in the third quarter and nine-month periods, respectively, compared to 2014. In both periods, significantly lower fuel prices and cost savings from lower volumes drove the decreases, but were partially offset by wage inflation and depreciation expense. We also benefited from productivity savings in the third quarter compared to 2014.  For the nine-month period compared to 2014, a larger workforce, higher property taxes and an increase in locomotive material expense partially offset the impact of lower fuel prices and volume-related savings. In addition, the first nine months of 2014 included first quarter weather-related costs of approximately $35 million.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the third quarter, expenses decreased 2%, driven by lower volume-related costs, productivity gains, and a smaller workforce (excluding employees associated with capital project work).  Wage inflation, including increased pension expense partially offset these decreases. For the nine-month period, lower volume-related costs were more than offset by general wage inflation and increased hiring and training expenses related to a larger workforce earlier in the year. Weather-related costs in the first quarter of 2014 also impacted the nine-month year-over-year comparison.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 9% and 3% in the third quarter and year-to-date periods of 2015, respectively, when compared to the same periods of 2014. The primary driver was lower volume-related costs, including a decrease in external transportation expenses incurred by our logistics subsidiaries. For the third quarter, expenses also decreased due to lower locomotive and freight car repair costs.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $1.81 per gallon (including taxes and transportation costs) in the third quarter of 2015, compared to $3.01 per gallon in the same period in 2014, decreased expenses $313 million. In addition, fuel costs were lower as gross-ton miles decreased 8% in the third quarter. The fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands, increased 1% compared to the third quarter of 2014. Decreases in heavier, more fuel-efficient shipments, which generally move from a single source to a single destination, drove the gross-ton mile decrease and the fuel consumption rate increase. For the nine month period, lower locomotive diesel fuel prices that averaged $1.92 per gallon in 2015 compared to $3.08 per gallon in 2014, decreased expenses by $937 million.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting higher ongoing capital spending, increased depreciation expense in the third quarter and year-to-date periods of 2015 compared to 2014. This increase was partially offset by our recent depreciation studies that resulted in lower depreciation rates for some asset classes.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense in the third quarter and year-to-date periods of 2015 decreased 3% and 1% respectively, compared to the same periods in 2014. The decrease was mainly driven by the decrease in overall volume levels and lower locomotive lease expenses.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs in the third quarter decreased 15% from 2014 due to lower freight, equipment, property damage, and other general expenses. Year-to-date, expenses decreased 1%, driven by lower equipment and property damage expenses and personal injury expense. Higher property taxes mostly offset these decreases.

Non-Operating Items

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
Millions	2015	2014	Change	2015	2014	Change
Other income	$30	$20	50%	$198	$80	F %
Interest expense	(157)	(144)	9	(458)	(415)	10
Income taxes	(781)	(836)	(7)	(2,219)	(2,296)	(3)

Other Income – Other income increased in the third quarter of 2015 compared to 2014 due to higher gains from real estate sales and lower environmental costs on non-operating property in 2015. For the nine month period, other income increased as a result of a $113 million gain from a real estate sale in the second quarter.

Interest Expense – Interest expense increased in the third quarter of 2015 compared to 2014 due to an increased weighted-average debt level of  $13.3 billion in 2015 compared to $11.2 billion in 2014, partially offset by a lower effective interest rate of 4.8% compared to 5.2%. Year-to-date, the increase in weighted-average debt level to $12.7 billion in 2015 from $10.6 billion in 2014 drove the increase in interest expense for 2015 compared to the same period of 2014, partially offset by a lower effective interest rate of 4.9% compared to 5.4%.

Income Taxes – Income taxes were lower in the third quarter and year-to-date periods of 2015 compared to 2014, driven by lower pre-tax income. Our effective tax rates for third quarter 2015 and 2014 were 37.5% and 37.9%, respectively. Our 2015 year-to-date effective tax rate was 37.8% compared to 38.0% in 2014.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the AAR. We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

	Three Months Ended				Nine Months Ended
	September 30,		%		September 30,		%
	2015	2014	Change		2015	2014	Change
Average train speed (miles per hour)	25.6	23.8	8%		24.9	24.1	3%
Average terminal dwell time (hours)	28.7	29.7	(3)%		29.2	30.1	(3)%
Gross ton-miles (billions)	238.0	260.0	(8)%		702.8	752.6	(7)%
Revenue ton-miles (billions)	125.6	140.6	(11)%		368.3	407.9	(10)%
Operating ratio	60.3	62.3	(2.0)	pts	63.1	64.2	(1.1)	pts
Employees (average)	47,515	47,550	-%		48,446	46,922	3%

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed for the third quarter and year-to-date periods of 2015, as reported to the AAR, improved 8% and 3%, respectively, compared to the same period in 2014. Velocity gains resulted from lower volumes, improved network fluidity and a strong resource position. More favorable weather conditions in the first quarter of 2015 also contributed to the improvement in our year-to-date average train speed.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time in both the third quarter and year-to-date periods of 2015 improved 3%, compared to the same periods of 2014, reflecting the impact of lower volume and improved network operations.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 8% and 11%, respectively, during the third quarter of 2015 compared to 2014, resulting from a 6% decrease in carloadings. Year-to-date, gross ton-miles and revenue ton-miles decreased 7% and 10%, respectively, compared to the same period of 2014, resulting from a 5% decrease in carloadings. Changes in commodity mix drove the variances in year-over-year declines between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our third quarter operating ratio improved 2.0 points to 60.3% in 2015 versus 2014 as core pricing gains, the impact of lower fuel prices, resource realignments, and productivity gains more than offset the impact of lower volume and inflation. Year-to-date, our operating ratio of 63.1% improved 1.1 points compared to the same period in 2014.

Employees – Employee levels in the third quarter were flat compared to the same period in 2014. Reductions in employees in training and our transportation employee work force were offset by an increase in capital project work. Year-to-date, employee levels increased 3% year-over-year driven by more employees in training and an increase in capital project work. More employees were in training as a result of the number of transportation employees hired during the last half of 2014 and early 2015 to handle expected volume increases, and who continued receiving training in 2015.

Debt to Capital / Adjusted Debt to Capital

	Sep. 30,	Dec. 31,
Millions, Except Percentages	2015	2014
Debt (a)	$13,319	$11,480
Equity	20,599	21,189
Capital (b)	$33,918	$32,669
Debt to capital (a/b)	39.3%	35.1%

	Sep. 30,	Dec. 31,
Millions, Except Percentages	2015	2014
Debt	$13,319	$11,480
Net present value of operating leases	2,719	2,902
Unfunded pension and OPEB	455	523
Adjusted debt (a)	16,493	14,905
Equity	20,599	21,189
Adjusted capital (b)	$37,092	$36,094
Adjusted debt to capital (a/b)	44.5%	41.3%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 4.9% at September 30, 2015, and 5.3% at December 31, 2014. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Nine Months Ended September 30,	2015	2014
Cash provided by operating activities	$5,625	$5,358
Cash used in investing activities	(3,250)	(3,325)
Cash used in financing activities	(2,883)	(1,578)
Net change in cash and cash equivalents	$(508)	$455

Operating Activities

The timing of tax payments and changes in working capital in the first nine months of 2015 combined to increase cash provided by operating activities compared to the same period of 2014.

Investing Activities

Higher proceeds from assets sales in the first nine months of 2015 decreased cash used in investing activities compared to the same period in 2014.

The table below details cash capital investments:

Millions,
for the Nine Months Ended September 30,	2015	2014
Rail and other track material	$597	$566
Ties	359	323
Ballast	185	153
Other [a]	291	213
Total road infrastructure replacements	1,432	1,255
Line expansion and other capacity projects	384	348
Commercial facilities	167	121
Total capacity and commercial facilities	551	469
Locomotives and freight cars [b]	869	797
Positive train control	300	277
Technology and other [c]	171	428
Total cash capital investments	$3,323	$3,226

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include early lease buyouts.

[c]Technology and other includes the early buyout of our headquarters building operating lease in 2014.

Capital Plan

As previously announced, we intend to make new capital investments of approximately $4.2 billion in 2015, which includes Positive Train Control (PTC), but excludes lease buyouts. We may revise our capital plan if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased in the first nine months of 2015 compared to the same period of 2014. An increase of $691 million in dividends paid, an increase of $483 million for the repurchase of shares under our common stock repurchase program and a decrease of $345 million in debt issued more than offset a decrease of $242 million in debt repaid. The higher dividend payments primarily were a result of adjusting the dividend payable dates to align the timing of the quarterly dividend declaration and payment within the quarter. Aligning the quarterly dividend declaration and payment resulted in two payments in the first quarter of 2015: the fourth quarter 2014 dividend of $438 million, which was paid on January 2, 2015, as well as the first quarter 2015 dividend of $484 million, which was paid on March 30, 2015. The second quarter 2015 dividend of $479 million was paid on June 30, 2015, and the third quarter 2015 dividend of $476 million was paid on September 30, 2015. Higher dividends per share also contributed to the increase in dividends paid.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Aligning the quarterly dividend declaration and payment decreased free cash flow in the first nine months of 2015.

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

Millions,
for the Nine Months Ended September 30,	2015	2014
Cash provided by operating activities	$5,625	$5,358
Cash used in investing activities	(3,250)	(3,325)
Dividends paid	(1,877)	(1,186)
Free cash flow	$498	$847

Credit Facilities – At September 30, 2015, we had $1.7 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the nine months ended September 30, 2015. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires the Corporation to maintain a debt-to-net-worth coverage ratio. At September 30, 2015, and December 31, 2014 (and at all times during the periods presented), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2015, the debt-to-net-worth coverage ratio allowed us to carry up to $41.2 billion of debt (as defined in the facility), and we had $13.4 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three and nine months ended September 30, 2015, we did not issue or repay any commercial paper, and at September 30, 2015, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

During the nine months ended September 30, 2015, we issued the following unsecured, fixed-rate debt securities under our shelf registrations:

Date	Description of Securities
January 29, 2015	$250 million of 1.80% Notes due February 1, 2020
$450 million of 3.375% Notes due February 1, 2035
$450 million of 3.875% Notes due February 1, 2055
June 19, 2015	$400 million of 2.250% Notes due June 19, 2020
$300 million of 3.250% Notes due August 15, 2025

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At September 30, 2015, we had remaining authority to issue up to $3.3 billion of debt securities under our current shelf registration.

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

The amount outstanding under the facility was $400 million at both September 30, 2015, and December 31, 2014. The facility was supported by $1.1 billion and $1.2 billion of accounts receivable as collateral at September 30, 2015, and December 31, 2014, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million for both the three months ended September 30, 2015, and 2014, and $4 million and $3 million for the nine months ended September 30, 2015, and 2014, respectively.

Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of September 30, 2015, we repurchased a total of $15.4 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during this reporting period.

	Number of Shares Purchased		Average Price Paid
	2015	2014	2015	2014
First quarter	6,881,455	7,640,000	$117.28	$89.43
Second quarter	7,975,100	8,320,000	104.62	96.84
Third quarter	13,800,700	8,347,000	89.65	102.54
Total	28,657,255	24,307,000	$100.45	$96.47
Remaining number of shares that may be repurchased under current authority			59,299,345

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

From October 1, 2015, through October 21, 2015, we repurchased 2.0 million shares at an aggregate cost of approximately $188 million.

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

The following tables identify material obligations and commitments as of September 30, 2015:

		Oct. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2015	2016	2017	2018	2019	2019	Other
Debt [a]	$20,329	$94	$959	$1,390	$894	$936	$16,056	$-
Operating leases [b]	3,416	73	485	438	366	329	1,725	-
Capital lease obligations [c]	1,726	28	240	244	221	207	786	-
Purchase obligations [d]	4,353	989	2,113	352	274	227	366	32
Other postretirement benefits [e]	419	11	44	44	45	46	229	-
Income tax contingencies [f]	73	12	-	-	-	-	-	61
Total contractual obligations	$30,316	$1,207	$3,841	$2,468	$1,800	$1,745	$19,162	$93

[a]Excludes capital lease obligations of $1,380 million and unamortized discount of ($578) million. Includes an interest component of $7,812 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]Represents total obligations, including interest component of $346 million.

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

[f]Income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, if any, as of September 30, 2015. For amounts where the year of settlement is uncertain, they are reflected in the Other column.

		Oct. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2015	2016	2017	2018	2019	2019
Credit facilities [a]	$1,700	$-	$-	$-	$-	$1,700	$-
Receivables securitization facility [b]	650	-	-	650	-	-	-
Guarantees [c]	56	3	9	10	11	8	15
Standby letters of credit [d]	36	7	29	-	-	-	-
Total commercial commitments	$2,442	$10	$38	$660	$11	$1,708	$15

[a] None of the credit facility was used as of September 30, 2015.

[b] $400 million of the receivables securitization facility was utilized as of September 30, 2015, which is accounted for as debt. The full program matures in July 2017.

[c]Includes guaranteed obligations related to our equipment financings and affiliated operations.

[d]None of the letters of credit were drawn upon as of September 30, 2015.

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

Governmental Regulation – As previously reported in our Annual Report on Form 10-K for fiscal year 2014, as filed with the SEC on February 6, 2015, operations of the Railroad are subject to the regulations of the Federal Railroad Administration (FRA) and other federal and state agencies. On January 12, 2010, the FRA issued initial rules governing installation of Positive Train Control (PTC) by the end of 2015. The

final regulation was issued on August 8, 2014. Although still under development, PTC is a collision avoidance system of technologies intended to override engineer controlled locomotives and stop train-to-train and overspeed accidents, misaligned switch derailments, and unauthorized entry to work zones. In August 2012, the FRA provided Congress with a status report regarding implementation of PTC. This report indicated that the rail industry will likely achieve only partial deployment of PTC by the current deadline due to significant technical developments, training and deployment, and the delay in issuing the final rule. From 2009 through 2014, we invested approximately $1.6 billion in the development of PTC, with projected spending of approximately $400 million in 2015.

As subsequently reported in a Current Report on Form 8-K and filed with the SEC on September 10, 2015, we indicated that it will be necessary for the Railroad to embargo all TIH (toxic by inhalation gas) traffic, as well as passenger traffic, on its railroad lines unless Congress extends the December 31, 2015, implementation deadline for PTC installation. This plan was communicated in letters delivered to Senator John Thune, Chairman of the U.S. Senate Committee on Commerce, Science and Transportation, and to the American Chemistry Council (ACC), The Fertilizer Institute (TFI), and The Chlorine Institute (TCI), responding to requests for information regarding PTC installation and the impacts if the PTC extension is not granted. As previously announced on several occasions, the Railroad, along with most of the rail industry, will not meet this deadline. It remains uncertain whether Congress will extend the implementation deadline or the extent to which the FRA will use its discretion under the law to impose fines after the deadline date for traffic moving on certain lines without the installation of PTC. If imposed, potential fines would be dependent upon the interpretation, and the discretion, of the FRA. At this point, it is too uncertain to estimate the probability, or the amount of total potential fines. However, the amount could be material if applied broadly over a long time period. While we remain hopeful that the deadline will be extended, we also recognize that TIH customers need time to prepare in case the deadline is not extended soon.

On September 29, 2015, the ACC, TFI and TCI filed an action in the United States District Court for the District of Columbia (the District Court) requesting declaratory and injunctive relief from the court to enjoin the Railroad, along with 14 additional railroads, from refusing to transport TIH materials due to the inability to implement PTC by the December 31, 2015, deadline. On September 30, 2015, the ACC, TFI and TCI filed a similar action with the Surface Transportation Board (STB). Under the procedural schedules established by the District Court and the STB, the parties will file motions and other pleadings through early November. The District Court is scheduled to hold a hearing on the motions on November 20, 2015. The STB has not scheduled a hearing at this time.

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

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Liquidity and Capital Resources” in Item 2 regarding our capital plan and statements under the caption “Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments;” and statements related to Governmental Regulation and positive train control under the caption “Other Matters.” Forward-looking statements and information also include any other statements or information in this report regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

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

On June 21, 2012, Judge Friedman issued a decision that certified a class of plaintiffs with eight named plaintiff representatives. The decision included in the class all shippers that paid a rate-based fuel surcharge to any one of the defendant railroads for rate-unregulated rail transportation from July 1, 2003, through December 31, 2008. This was a procedural ruling, which did not affirm any of the claims asserted by the plaintiffs and does not address the ability of the railroad defendants to disprove the allegations made by the plaintiffs. On July 5, 2012, the defendant railroads filed a petition with the U.S. Court of Appeals for the District of Columbia requesting that the court review the class certification ruling. On August 28, 2012, a panel of the Circuit Court of the District of Columbia referred the petition to a merits panel of the court to address the issues in the petition and to address whether the district court properly granted class certification. The Circuit Court heard oral arguments on May 3, 2013. On August 9, 2013, the Circuit Court vacated the class certification decision and remanded the case to the district court to reconsider the class certification decision in light of a recent Supreme Court case and incomplete consideration of errors in the expert report of the plaintiffs. On October 31, 2013, Judge Friedman approved a schedule agreed to by all parties for consideration of the class certification issue on remand.

On October 2, 2014, the plaintiffs informed Judge Friedman that their economic expert had a previously undisclosed conflict of interest. Judge Friedman ruled on November 26, 2014, that the plaintiffs had until April 1, 2015, to file a supplemental expert report to support their motion for class certification. The plaintiffs filed their supplemental expert report on April 1, 2015. Judge Friedman issued a scheduling order on June 19, 2015, scheduling a class certification hearing for November 2, 2015. Judge Friedman then vacated the hearing date in an Order on September 28, 2015 because of the potential impact resulting from the decision of the U.S. Supreme Court case, Tyson Foods v. Bouaphakeo, related to class action certification and damages, which will be heard on November 10, 2015. The Order requires the parties to file a joint schedule and briefing statement within fourteen days after the U.S. Supreme Court decision in the Tyson Foods matter.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities  –The following table presents common stock repurchases during each month for the third quarter of 2015:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jul. 1 through Jul. 31	3,137,788	$96.67	3,137,700	69,962,345
Aug. 1 through Aug. 31	4,118,000	89.25	4,118,000	65,844,345
Sep. 1 through Sep. 30	6,546,691	86.53	6,545,000	59,299,345
Total	13,802,479	$89.65	13,800,700	N/A

[a]Total number of shares purchased during the quarter includes 1,779 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $13.9 billion and $15.4 billion at September 30, 2015, and December 31, 2014, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement
12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2015 and 2014.
12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2015 and 2014.
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz and Robert M. Knight, Jr.
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (filed with the SEC on October 22, 2015), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended September 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2015 and 2014, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2015 and 2014, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated:  October 22, 2015

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)