Form 10-K
period 2015-12-31
UNION PACIFIC CORP
filed 2016-02-05
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

68179

(Zip Code)

(402) 544-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock (Par Value $2.50 per share)	New York Stock Exchange, Inc.
▪	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☑ Yes   ☐ No

▪	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☑ No

▪

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes   ☐ No

▪

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes   ☐ No

▪

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

▪

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

▪	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes   ☑ No

As of June 30, 2015, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $82.7 billion.

The number of shares outstanding of the registrant’s Common Stock as of January 29, 2016 was 846,414,350.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2016, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

UNION PACIFIC CORPORATION

February 5, 2016

Fellow Shareholders:

This past year was a difficult one in many respects, but our team did outstanding work in the face of dramatic declines in volumes and shifts in our business mix.  Although our earnings per share of $5.49 fell short of last year’s record of $5.75 per share, we were able to improve our operating ratio to a record low 63.1 percent, 0.4 points better than 2014.  Our return on invested capital* of 14.3 percent also fell short of last year’s all-time high of 16.2 percent. Despite these shortfalls, Union Pacific was able to increase the cash returned to shareholders in 2015.  We increased our quarterly declared dividend per share by 10 percent, with total dividends declared per share for 2015 growing 15 percent compared to the full year 2014. We also repurchased $3.5 billion in Union Pacific shares, a 7 percent increase compared to 2014.

Union Pacific experienced a 6 percent decline in volume last year.  Carloadings declined in five of our six commodity groups.  Low natural gas prices and high coal inventory levels led to a significant reduction in our Coal volumes.  Declines in shale drilling activity due to lower energy prices drove reductions in frac sand shipments. Steel shipments also declined due to lower drilling activity as well as from the strength of the U.S. dollar.  Lower grain commodity prices, abundant worldwide inventories, and a strong U.S. Dollar negatively impacted grain shipments. International intermodal shipments declined as a result of the West Coast port work disruptions and higher than normal retail inventory levels.  Crude oil shipments declined as a result of lower crude oil prices and unfavorable spreads, while fertilizer shipments also declined year-over-year due to the uncertainty of grain commodity prices.  Increased auto production and vehicle sales drove strong growth in Automotive, our only business group which experienced volume growth in 2015.

As volumes began to decrease from 2014 levels, we were effective in aligning our resources to meet demand, while safely and efficiently serving our customers.  Our operating metrics showed a step function improvement throughout last year.  Average system velocity, as reported to the AAR, increased 6 percent and average terminal dwell decreased 3 percent when compared to 2014. By year end, our velocity was at an all-time best for that level of demand, and we continue to drive toward further network improvement.

2015 was a strong year for employee safety performance.  Our reportable personal injury rate of 0.87 declined 11 percent from last year, and was an all-time record low. As we move forward, we continue to utilize our safety strategy to yield record results on our way toward achieving our ultimate goal of an incident free environment. We have an unrelenting focus on risk reduction through internal programs such as Courage to Care and Total Safety Culture.  This is the cornerstone of our safety strategy so that every employee returns home safely at the end of each day.

Our robust capital program helps ensure we have the resources and network capacity required to efficiently handle our current volumes and future growth, while improving our network fluidity and generating returns for our shareholders.  We invested $4.3 billion in 2015 strengthening the franchise.  This included $1.9 billion in replacement capital to harden our infrastructure, and to improve the safety and resiliency of our network.  In addition, we spent $1.1 billion on locomotives and other equipment, and nearly $700 million on new capacity and commercial facilities.  We also spent almost $400 million toward completing the federally mandated Positive Train Control project.  The deadline for completing PTC was extended to December 31, 2018, and we will continue to work diligently to safely complete this mandate.

Overall economic conditions, uncertainty in the energy markets, commodity prices, and the strength of the U.S. dollar will continue to have a major impact on our business this year.  We are well-positioned to serve customers in existing markets as they rebound.  The strength and diversity of the Union Pacific franchise also will provide tremendous opportunities for new business development as both domestic and global markets evolve.

When combined with our unrelenting focus on safety, productivity, and service, these opportunities will translate into an excellent experience for our customers and strong value for our shareholders in the years ahead.

Chairman, President and Chief Executive Officer

*See Item 7 of this report for reconciliations to U.S. GAAP.

DIRECTORS AND SENIOR MANAGEMENT

BOARD OF DIRECTORS

Andrew H. Card, Jr.	Judith Richards Hope	Thomas F. McLarty III
President	Emerita Professor of Law and	President
Franklin Pierce University	Distinguished Visitor from Practice	McLarty Associates
Board Committees: Audit,	Georgetown University Law Center	Board Committees: Finance,
Compensation and Benefits	Board Committees: Corporate	Corporate Governance and
	Governance and Nominating,	Nominating
Erroll B. Davis, Jr.	Finance
Former Chairman,		Steven R. Rogel
President & CEO	Charles C. Krulak	Former Chairman
Alliant Energy Corporation	General, USMC, Ret.	Weyerhaeuser Company
Board Committees: Compensation	Board Committees: Audit, Finance	Lead Independent Director
and Benefits (Chair), Corporate		Board Committees: Compensation
Governance and Nominating	Michael R. McCarthy	and Benefits, Corporate Governance
	Chairman	and Nominating (Chair)
David B. Dillon	McCarthy Group, LLC
Former Chairman	Board Committees: Corporate	Jose H. Villarreal
The Kroger Company	Governance and Nominating,	Advisor
Board Committees: Audit,	Finance (Chair)	Akin, Gump, Strauss, Hauer &
Compensation and Benefits		Feld, LLP
	Michael W. McConnell	Board Committees: Audit,
Lance M. Fritz	General Partner and	Compensation and Benefits
Chairman, President and	Former Managing Partner
Chief Executive Officer	Brown Brothers Harriman & Co.
Union Pacific Corporation and	Board Committees: Audit (Chair),
Union Pacific Railroad Company	Finance

SENIOR MANAGEMENT

Lance M. Fritz	Robert M. Knight, Jr.	Todd M. Rynaski
Chairman, President and	Executive Vice President–Finance	Vice President and Controller
Chief Executive Officer	and Chief Financial Officer	Union Pacific Corporation
Union Pacific Corporation and	Union Pacific Corporation
Union Pacific Railroad Company		Cameron A. Scott
	Scott D. Moore	Executive Vice President –
Eric L. Butler	Senior Vice President–	Operations
Executive Vice President-	Corporate Relations	Union Pacific Railroad Company
Marketing and Sales	Union Pacific Corporation
Union Pacific Railroad Company		Lynden L. Tennison
	Joseph E. O’Connor, Jr.	Senior Vice President and
Diane K. Duren	Vice President–Labor Relations	Chief Information Officer
Executive Vice President and	Union Pacific Railroad Company	Union Pacific Corporation
Corporate Secretary
Union Pacific Corporation	Patrick J. O’Malley	James J. Theisen, Jr.
	Vice President–Taxes and General	Associate General Counsel and
Mary Sanders Jones	Tax Counsel	Interim Chief of Legal Staff
Vice President and Treasurer	Union Pacific Corporation	Union Pacific Corporation
Union Pacific Corporation
Michael A. Rock
D. Lynn Kelley	Vice President–External Relations
Senior Vice President–Supply and	Union Pacific Corporation
Continuous Improvement
Union Pacific Railroad Company

.

PART I

Item 1. Business

GENERAL

Union Pacific Railroad Company is the principal operating company of Union Pacific Corporation. One of America's most recognized companies, Union Pacific Railroad Company links 23 states in the western two-thirds of the country by rail, providing a critical link in the global supply chain.  The Railroad’s diversified business mix includes Agricultural Products, Automotive, Chemicals, Coal, Industrial Products and Intermodal. Union Pacific serves many of the fastest-growing U.S. population centers, operates from all major West Coast and Gulf Coast ports to eastern gateways, connects with Canada's rail systems and is the only railroad serving all six major Mexico gateways. Union Pacific provides value to its roughly 10,000 customers by delivering products in a safe, reliable, fuel-efficient and environmentally responsible manner.

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

Operations – UPRR is a Class I railroad operating in the U.S. We have 32,084 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern U.S. gateways and providing several corridors to key Mexican gateways. We serve the Western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our freight traffic consists of bulk,

2015 Freight Revenue

manifest, and premium business. Bulk traffic primarily consists of coal, grain, soda ash, ethanol, rock and crude oil shipped in unit trains – trains transporting a single commodity from one source to one destination. Manifest traffic includes individual carload or less than train-load business involving commodities such as lumber, steel, paper, food and chemicals. The transportation of finished vehicles, auto parts, intermodal containers and truck trailers are included as part of our premium business. In 2015, we generated freight revenues totaling $20.4 billion from the following six commodity groups:

Agricultural Products – Transportation of grains, commodities produced from these grains, and food and beverage products generated 17% of the Railroad’s 2015 freight revenue. We access most major grain markets, linking the Midwest and Western U.S. producing areas to export terminals in the Pacific Northwest and Gulf Coast ports, as well as Mexico. We also serve significant domestic markets, including grain processors, animal feeders and ethanol producers in the Midwest, West, South and Rocky Mountain states. Unit trains, which transport a single commodity between producers and export terminals or domestic markets, represent approximately 40% of our agricultural shipments.

Automotive – We are the largest automotive carrier west of the Mississippi River and operate or access over 40 vehicle distribution centers. The Railroad’s extensive franchise serves five vehicle assembly plants and connects to West Coast ports, Mexico gateways and the Gulf of Mexico to accommodate both import and export shipments. In addition to transporting finished vehicles, UPRR provides expedited handling of automotive parts in both boxcars and intermodal containers destined for Mexico, the U.S. and Canada. The automotive group generated 11% of Union Pacific’s freight revenue in 2015.

Chemicals – Transporting chemicals generated 17% of our freight revenue in 2015. The Railroad’s unique franchise serves the chemical producing areas along the Gulf Coast, where roughly 60% of the Company’s chemical business originates, terminates or travels. Our chemical franchise also accesses chemical producers in the Rocky Mountains and on the West Coast. The Company’s chemical shipments include six categories:  industrial chemicals, plastics, fertilizer, petroleum and liquid petroleum gases, crude oil and soda ash. Currently, these products move primarily to and from the Gulf Coast region. Fertilizer movements originate in the Gulf Coast region, the western U.S. and Canada (through interline access) for delivery to major agricultural users in the Midwest, western U.S., as well as abroad. Soda ash originates in southwestern Wyoming and California, destined for chemical and glass producing markets in North America and abroad.

Coal – Shipments of coal and petroleum coke accounted for 16% of our freight revenue in 2015. The Railroad’s network supports the transportation of coal and petroleum coke to independent and regulated power companies and industrial facilities throughout the U.S. Through interchange gateways and ports, UPRR’s reach extends to eastern U.S. utilities, Mexico, Europe and Asia. Water terminals allow the Railroad to move western U.S. coal east via the Mississippi and Ohio Rivers, as well as the Great Lakes. Export coal moves through West Coast ports to Asia and through the Mississippi River and Houston to Europe.  Coal traffic originating in the Southern Powder River Basin (SPRB) area of Wyoming is the largest segment of the Railroad’s coal business.

Industrial Products – Our extensive network facilitates the movement of numerous commodities between thousands of origin and destination points throughout North America. The Industrial Products group consists of several categories, including construction products, minerals, consumer goods, metals, lumber, paper, and other miscellaneous products.  In 2015, this group generated 19% of our total freight revenue. Commercial, residential and governmental infrastructure investments drive shipments of steel, aggregates (cement components), cement and wood products.  Oil and gas drilling generates demand for raw steel, finished pipe, frac sand, stone and drilling fluid commodities. Industrial and light manufacturing plants receive steel, nonferrous materials, minerals and other raw materials. Paper and packaging commodities, as well as appliances, move to major metropolitan areas for consumers. Lumber shipments originate primarily in the Pacific Northwest and western Canada and move throughout the U.S. for use in new home construction and repair and remodeling.

Intermodal – Our Intermodal business includes two segments: international and domestic. International business consists of import and export container traffic that mainly passes through West Coast ports served by UPRR’s extensive terminal network. Domestic business includes container and trailer traffic picked up and delivered within North America for intermodal marketing companies (primarily shipper agents and logistics companies), as well as truckload carriers. Less-than-truckload and package carriers with time-sensitive business requirements are also an important part of domestic shipments. Together, our international and domestic Intermodal business generated 20% of our 2015 freight revenue.

Seasonality – Some of the commodities we carry have peak shipping seasons, reflecting either or both the nature of the commodity and the demand cycle for the commodity (such as certain agricultural and food products that have specific growing and harvesting seasons). The peak shipping seasons for these commodities can vary considerably each year depending upon various factors, including the strength of domestic and international economies and currencies and the strength of harvests and market prices for agricultural products. In response to an annual request from the Surface Transportation Board (STB) to all of the Class I railroads operating in the U.S., we submit a publicly available letter during the third quarter detailing our plans for handling traffic during the third and fourth quarters each year and provide other information requested by the STB.

Working Capital – At December 31, 2015 and 2014, we had a modest working capital surplus, which provides enhanced liquidity. In addition, we believe we have adequate access to capital markets to meet any foreseeable cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Competition – We are subject to competition from other railroads, motor carriers, ship and barge operators, and pipelines. Our main railroad competitor is Burlington Northern Santa Fe LLC. Its primary subsidiary, BNSF Railway Company (BNSF), operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other railroads and motor carriers. Motor carrier competition exists for five of our six commodity groups (excluding most coal shipments). Because of the proximity of our routes to major inland and Gulf Coast waterways, barges can be particularly competitive, especially for grain and bulk commodities in certain areas where we operate. In addition to price competition, we face competition with respect to transit times, quality and reliability of service from motor carriers and other railroads. Motor carriers in particular can have an advantage over railroads with respect to transit times and timeliness of service.  However, railroads are much more fuel-efficient than trucks, which reduces the impact of transporting goods on the environment and public infrastructure, and we have been making efforts to convert certain truck traffic to rail.  Additionally, we must build or acquire and maintain our rail system; trucks and barges are able to use public rights-of-way maintained by public entities. Any of the following could also affect the competitiveness of our transportation services for some or all of our commodities: (i) improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, (ii) legislation that eliminates or significantly reduces the size or weight limitations applied to motor carriers, or (iii) legislation or regulatory changes that impose operating restrictions on railroads or that adversely affect the profitability of some or all railroad traffic. Finally, many movements face product or geographic competition where our customers can use different products (e.g. natural gas instead of coal, sorghum instead of corn) or commodities from different locations (e.g. grain from states or countries that we do not serve, crude oil from different regions). Sourcing different commodities or different locations allows shippers to substitute different carriers and such competition may reduce our volume or constrain prices. For more information regarding risks we face from competition, see the Risk Factors in Item 1A of this report.

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

Employees  – Approximately 85% of our 47,457 full-time-equivalent employees are represented by 14 major rail unions. On January 1, 2015, current labor agreements became subject to modification and we began the current round of negotiations with the unions. Existing agreements remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention) are exhausted.  Contract negotiations historically continue for an extended period of time and we rarely experience work stoppages while negotiations are pending.

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

UPRR Security Measures – We maintain a comprehensive security plan designed to both deter and respond to any potential or actual threats as they arise.  The plan includes four levels of alert status, each with its own set of countermeasures.  We employ our own police force, consisting of more than 250 commissioned and highly-trained officers. Our employees also undergo recurrent security and preparedness training, as well as federally-mandated hazardous materials and security training. We regularly review the sufficiency of our employee training programs. We maintain the capability to move critical operations to back-up facilities in different locations.

We operate an emergency response management center 24 hours a day.  The center receives reports of emergencies, dangerous or potentially dangerous conditions, and other safety and security issues from our employees, the public, law enforcement and other government officials.  In cooperation with government officials, we monitor both threats and public events, and, as necessary, we may alter rail traffic flow at times of concern to minimize risk to communities and our operations.  We comply with the hazardous materials routing rules and other requirements imposed by federal law.  We also design our operating plan to expedite the movement of hazardous material shipments to minimize the time rail cars remain idle at yards and terminals located in or near major population centers.  Additionally, in compliance with Transportation Security Agency regulations, we deployed information systems and instructed employees in tracking and documenting the handoff of Rail Security Sensitive Materials with customers and interchange partners.

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

The operations of the Railroad are also subject to the regulatory jurisdiction of the STB.  The STB has jurisdiction over rates charged on certain regulated rail traffic; common carrier service of regulated traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers. In 2015, the STB continued its efforts to explore whether to expand rail regulation. The STB requested parties to discuss the STB’s methodology for determining railroad revenue adequacy and the possible use of a revenue adequacy constraint in regulating railroad rates. The STB conducted a hearing on expanding and easing procedures for grain rate complaints.

The Surface Transportation Board Reauthorization Act of 2015 became law on December 18, 2015. The legislation increased the number of STB board members from three to five, requires the STB to post quarterly reports on rate reasonableness cases and maintain a database on service complaints, and grants the STB authority to initiate investigations, among other things.

The operations of the Railroad also are subject to the regulations of the FRA and other federal and state agencies.  On January 12, 2010, the FRA issued initial rules governing installation of Positive Train Control (PTC) by the end of 2015. The final regulation was issued on August 8, 2014. Although still under further development, PTC is a collision avoidance technology intended to override engineer controlled locomotives and stop train-to-train and overspeed accidents, misaligned switch derailments, and unauthorized entry to work zones. Through 2015, we have invested approximately $2.0 billion in the ongoing development of PTC.

Following the issuance of the initial rules, the FRA acknowledged that projected costs will exceed projected benefits by a ratio of at least 22 to one, and we estimate that our final costs will be higher than those assumed by the FRA. On October 29, 2015, Congress extended the December 31, 2015 PTC implementation deadline until December 31, 2018.  The PTC implementation deadline may be extended to December 31, 2020, provided certain other criteria are satisfied. We are planning to submit our required PTC safety plan to the FRA in the first half of 2016.

On May 1, 2015, the Pipeline and Hazardous Materials Safety Administration (PHMSA) issued final rules governing the transportation of flammable liquids.  The final rule included provisions for improved tank car standards, braking system requirements, community notification, and operating restrictions for certain trains carrying flammable liquids.  Subsequently, Congress enacted the Fixing America’s Surface Transportation Act, which requires the Government Accountability Office (GAO) to conduct an independent study on the rule’s proposed braking system requirements. Pending the outcome of the study, the braking system requirement may be eliminated or revised.  We will participate in and monitor the progress of the GAO study.

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

We Must Manage Fluctuating Demand for Our Services and Network Capacity – If there is significant demand for our services that exceeds the designed capacity of our network, we may experience network difficulties, including congestion and reduced velocity, that could compromise the level of service we provide to our customers. This level of demand may also compound the impact of weather and weather-related events on our operations and velocity. Although we continue to improve our transportation plan, add capacity, improve operations at our yards and other facilities, and improve our ability to address surges in demand for any reason with adequate resources, we cannot be sure that these measures will fully or adequately address any service shortcomings resulting from demand exceeding our planned capacity.  We may experience other operational or service difficulties related to network capacity, dramatic and unplanned fluctuations in our customers’ demand for rail service with respect to one or more commodities or operating regions, or other events that could negatively impact our operational efficiency, any of which could have a material adverse effect on our results of operations, financial condition, and liquidity.  In the event that we experience significant reductions in demand for rail services with respect to one or more commodities or changes in consumer preferences that affect the businesses of our customers, we may experience increased costs associated with resizing our operations, including higher unit operating costs and costs for the storage of locomotives, rail cars, and other equipment; work-force adjustments; and other related activities, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We Are Subject to Significant Governmental Regulation – We are subject to governmental regulation by a significant number of federal, state, and local authorities covering a variety of health, safety, labor, environmental, economic (as discussed below), and other matters.  Many laws and regulations require us to obtain and maintain various licenses, permits, and other authorizations, and we cannot guarantee that we will continue to be able to do so. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments or regulators may change the legislative or regulatory frameworks within which we operate without providing us any recourse to address any adverse effects on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution, business relationships with other railroads, calculation of our cost of capital or other inputs relevant to computing our revenue adequacy, the prices we charge, and costs and expenses. Significant legislative activity in Congress or regulatory activity by the STB could expand regulation of railroad operations and prices for rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition, and liquidity. As part of the Rail Safety Improvement Act of 2008, rail carriers were to implement PTC by the end of 2015 (the Rail Safety Improvement Act).  The Surface Transportation Extension Act of 2015 amended the Rail Safety Improvement Act to require implementation of PTC by the end of 2018, which deadline may be extended to December 31, 2020, provided certain other criteria are satisfied.  This implementation could have a material adverse effect on our ability to make other capital investments. Additionally, one or more consolidations of Class I railroads could also lead to increased regulation of the rail industry.

We May Be Affected by General Economic Conditions – Prolonged severe adverse domestic and global economic conditions or disruptions of financial and credit markets may affect the producers and consumers of the commodities we carry and may have a material adverse effect on our access to liquidity and our results of operations and financial condition.

We Face Competition from Other Railroads and Other Transportation Providers – We face competition from other railroads, motor carriers, ships, barges, and pipelines. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. We must build or acquire and maintain our rail system, while trucks, barges and maritime operators are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, or legislation that eliminates or significantly reduces the burden of the size or weight limitations currently applicable to motor carriers, could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, any future consolidation of the rail industry could materially affect the competitive environment in which we operate.

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

We Are Subject to Significant Environmental Laws and Regulations – Due to the nature of the railroad business, our operations are subject to extensive federal, state, and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; handling, storage, transportation, disposal of waste and other materials; and hazardous material or petroleum releases. We generate and transport hazardous and non-hazardous waste in our operations, and we did so in our former operations. Environmental liability can extend to previously owned or operated properties, leased properties, and properties owned by third parties, as well as to properties we currently own. Environmental liabilities have arisen and may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. We have been and may be subject to allegations or findings that we have violated, or are strictly liable under, these laws or regulations. We currently have certain obligations at existing sites for investigation, remediation and monitoring, and we likely will have obligations at other sites in the future.  Liabilities for these obligations affect our estimate based on our experience and, as necessary, the advice and assistance of our consultants.  However, actual costs may vary from our estimates due to any or all of several factors, including changes to environmental laws or interpretations of such laws, technological changes affecting investigations and remediation, the participation and financial viability of other parties responsible for any such liability and the corrective action or change to corrective actions required to remediate any existing or future sites. We could incur significant costs as a result of any of the foregoing, and we may be required to incur significant expenses to investigate and remediate known, unknown, or future environmental contamination, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

Strikes or Work Stoppages Could Adversely Affect Our Operations – The U.S. Class I railroads are party to collective bargaining agreements with various labor unions. The majority of our employees belong to labor unions and are subject to these agreements. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, slowdowns, or lockouts, which could cause a significant disruption of our operations and have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could compromise our service reliability or significantly increase our costs for health care, wages, and other benefits, which could have a material adverse impact on our results of operations, financial condition, and liquidity.  Labor disputes, work stoppages, slowdowns or lockouts at loading/unloading facilities, ports or other transport access points could compromise our service reliability and have a material adverse impact on our results of operations, financial condition, and liquidity.  Labor disputes, work stoppages, slowdowns or lockouts by employees of our customers or our suppliers could compromise our service reliability and have a material adverse impact on our results of operations, financial condition, and liquidity.

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

TRACK

Our rail network includes 32,084 route miles.  We own 26,064 miles and operate on the remainder pursuant to trackage rights or leases. The following table describes track miles at December 31, 2015 and 2014.

	2015	2014
Route	32,084	31,974
Other main line	7,012	6,943
Passing lines and turnouts	3,235	3,197
Switching and classification yard lines	9,108	9,058
Total miles	51,439	51,172

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

Major Classification Yards	Major Intermodal Terminals
North Platte, Nebraska	ICTF (Los Angeles), California
North Little Rock, Arkansas	Joliet (Global 4), Illinois
Englewood (Houston), Texas	East Los Angeles, California
Proviso (Chicago), Illinois	DIT (Dallas), Texas
Fort Worth, Texas	Global I (Chicago), Illinois
Livonia, Louisiana	Marion (Memphis), Tennessee
Roseville, California	Global II (Chicago), Illinois
Pine Bluff, Arkansas	Mesquite, Texas
West Colton, California	City of Industry, California
Neff (Kansas City), Missouri	Lathrop, California

RAIL EQUIPMENT

Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for maintenance, transportation of crews, and other activities. As of December 31, 2015, we owned or leased the following units of equipment:

				Average
Locomotives	Owned	Leased	Total	Age (yrs.)
Multiple purpose	5,917	2,135	8,052	18.7
Switching	273	12	285	35.0
Other	70	57	127	36.6
Total locomotives	6,260	2,204	8,464	N/A

				Average
Freight cars	Owned	Leased	Total	Age (yrs.)
Covered hoppers	12,693	15,189	27,882	20.2
Open hoppers	7,272	3,464	10,736	29.0
Gondolas	5,856	3,674	9,530	25.2
Boxcars	3,147	4,432	7,579	32.9
Refrigerated cars	2,681	4,006	6,687	25.1
Flat cars	2,617	1,447	4,064	29.3
Other	33	352	385	22.2
Total freight cars	34,299	32,564	66,863	N/A

				Average
Highway revenue equipment	Owned	Leased	Total	Age (yrs.)
Containers	33,633	25,998	59,631	8.0
Chassis	22,086	26,837	48,923	9.6
Total highway revenue equipment	55,719	52,835	108,554	N/A

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

2015 Capital Program – During 2015, our capital program totaled $4.3 billion. (See the cash capital expenditures table in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7.)

2016 Capital Plan – In 2016, we expect our capital plan to be approximately $3.75 billion, which will include expenditures for PTC of approximately $375 million and may include non-cash investments.  We may revise our 2016 capital plan if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.  (See discussion of our 2016 capital plan in Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2016 Outlook, Item 7.)

OTHER

Equipment Encumbrances – Equipment with a carrying value of approximately $2.6 billion and $2.8 billion at December 31, 2015, and 2014, respectively served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire or refinance such railroad equipment.

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

ENVIRONMENTAL MATTERS

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the Illinois Attorney General's Office notified UPRR on January 14, 2013, that it will seek a penalty against the Railroad for environmental conditions caused by its predecessor at a former locomotive fueling facility in South Pekin, Illinois. This former CNW facility discontinued fueling operations in the early 1980s. Subsequent environmental investigation revealed evidence of fuel releases to soil and groundwater. In January 2007, the State rejected UPRR's proposed compliance commitment agreement and responded with a notice of intent to pursue legal action. UPRR continued to perform remedial investigations under the supervision of the Illinois EPA. In June 2012, the Illinois EPA approved UPRR's proposed remedial action plan for the site, consisting of no further action and monitoring for a period of ten years. Subsequently, the State notified UPRR that it would seek to recover a civil penalty, and during early negotiations, it offered to settle its claim for $240,000.  UPRR rejected this offer.  The State sued UPRR on October 26, 2013, in the Circuit Court for the Tenth Judicial Circuit, Tazewell County, Illinois. Through continued settlement negotiations, the parties reached an agreement to settle this matter in exchange for a payment by UPRR of $100,000.  A final agreement was signed by the parties and approved by the Circuit Court and UPRR completed payment of $100,000.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, a punctured tank car resulted in an accidental release of sulfuric acid in a rail yard in Herington, Kansas in January, 2012. The acid was released on the ground and entered a creek that runs adjacent to the yard. Environmental remediation at the site is complete. Despite negotiations with the federal government, the Assistant U.S. Attorney (District of Kansas) filed a criminal charge against the Railroad on March 30, 2015, in the U.S. District Court for Kansas. The action alleges a misdemeanor charge for negligent violation of the Clean Water Act. The penalty range was $2,500 to $200,000. In addition, the federal government may debar the facility if UPRR were convicted. A debarment would prevent Herington Yard from participating in new government contract work.  On January 12, 2016, the federal judge in the U.S. District Court for Kansas dismissed the charge against the Railroad.  The EPA is considering whether to appeal the case or pursue civil penalties.  We cannot predict the ultimate impact of this proceeding at this time, but the proposed penalty could exceed $100,000.

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

On October 2, 2014, the plaintiffs informed Judge Friedman that their economic expert had a previously undisclosed conflict of interest. Judge Friedman ruled on November 26, 2014, that the plaintiffs had until April 1, 2015, to file a supplemental expert report to support their motion for class certification. The plaintiffs filed their supplemental expert report on April 1, 2015. Judge Friedman issued a scheduling order on June 19, 2015, scheduling a class certification hearing for November 2, 2015. Judge Friedman then vacated the hearing date in an Order on September 28, 2015 because of the potential impact resulting from the decision of the U.S. Supreme Court case, Tyson Foods v. Bouaphakeo, related to class action certification and damages, which was heard on November 10, 2015. The Order requires the parties to file a joint schedule and briefing statement within fourteen days after the U.S. Supreme Court decision in the Tyson Foods matter, which is expected to be issued during the first half of 2016.

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

Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

The Board of Directors typically elects and designates our executive officers on an annual basis at the board meeting held in conjunction with the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information current as of February 5, 2016, relating to the executive officers.

			Business
			Experience During
Name	Position	Age	Past Five Years
Lance M. Fritz	Chairman, President and Chief Executive Officer of UPC and the Railroad	53	[1]
Robert M. Knight, Jr.	Executive Vice President – Finance and Chief Financial Officer of UPC and the Railroad	58	Current Position
Eric L. Butler	Executive Vice President – Marketing and Sales of the Railroad	55	[2]
Diane K. Duren	Executive Vice President and Corporate Secretary of UPC and the Railroad	56	[3]
Todd M. Rynaski	Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad	45	[4]
Cameron A. Scott	Executive Vice President – Operations of the Railroad	53	[5]

[1]

On July 30, 2015, Mr. Fritz was named Chairman of the Board of UPC and the Railroad effective October 1, 2015. Mr. Fritz was elected President and Chief Executive Officer of UPC and the Railroad effective February 5, 2015. Previously, Mr. Fritz was President and Chief Operating Officer of the Railroad effective February 6, 2014, Executive Vice President – Operations of the Railroad effective September 1, 2010, and Vice President – Operations of the Railroad effective January 1, 2010.

[2]	Mr. Butler was elected to his current position effective March 15, 2012. He previously was Vice President and General Manager - Industrial Products effective April 14, 2005.
[3]

Ms. Duren was elected Executive Vice President of UPC and the Railroad effective October 1, 2012. In addition, Ms. Duren was elected Corporate Secretary effective March 1, 2013. She previously was Vice President and General Manager - Chemicals effective August 1, 2006.

[4]

Mr. Rynaski was elected Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad effective September 1, 2015. He previously was Assistant Vice President – Accounting of the Railroad effective January 1, 2014, and Assistant Vice President – Financial Reporting and Analysis effective April 1, 2011, and General Director – Information Technologies effective September 1, 2008.

[5]

Mr. Scott was elected to his current position effective February 6, 2014. He previously was Vice President Network Planning and Operations effective June 30, 2012, Regional Vice President – Western Region effective April 1, 2012, and Assistant Vice President Operations – Western Region effective February 16, 2009.

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

2015 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.55	$0.55	$0.55	$0.55
Common stock price:
High	124.52	112.44	99.71	98.28
Low	106.75	94.91	79.31	74.78

2014 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.455	$0.455	$0.50	$0.50
Common stock price:
High	95.24	102.96	110.26	123.61
Low	82.49	90.36	96.76	96.17

At January 29, 2016, there were 846,414,350 shares of common stock outstanding and 32,209  common shareholders of record. On that date, the closing price of the common stock on the NYSE was $72.00. We paid dividends to our common shareholders during each of the past 116 years. We declared dividends totaling $1,906 million in 2015 and $1,714 million in 2014. We are subject to certain restrictions regarding retained earnings with respect to the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends decreased to $13.6 billion at December 31, 2015, from $15.4 billion at December 31, 2014.  (See discussion of this restriction in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7.)  We do not believe the restriction on retained earnings will affect our ability to pay dividends, and we currently expect to pay dividends in 2016.

Comparison Over One- and Three-Year Periods – The following table presents the cumulative total shareholder returns, assuming reinvestment of dividends, over one- and three-year periods for the Corporation (UNP), a peer group index (comprised of CSX Corporation and Norfolk Southern Corporation), the Dow Jones Transportation Index (DJ Trans), and the Standard & Poor’s 500 Stock Index (S&P 500).

Period	UNP	Peer Group	DJ Trans	S&P 500
1 Year (2015)	(32.9)%	(23.9)%	(16.8)%	1.4%
3 Year (2013 - 2015)	32.2	43.9	47.2	52.5

Five-Year Performance Comparison – The following graph provides an indicator of cumulative total shareholder returns for the Corporation as compared to the peer group index (described above), the DJ Trans, and the S&P 500. The graph assumes that $100 was invested in the common stock of Union Pacific Corporation and each index on December 31, 2010 and that all dividends were reinvested. The information below is historical in nature and is not necessarily indicative of future performance.

Purchases of Equity Securities – During 2015, we repurchased 36,921,641 shares of our common stock at an average price of $99.16. The following table presents common stock repurchases during each month for the fourth quarter of 2015:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares Remaining Under the Plan or Program [b]
Oct. 1 through Oct. 31	3,247,731	$92.98	3,221,153	56,078,192
Nov. 1 through Nov. 30	2,325,865	86.61	2,322,992	53,755,200
Dec. 1 through Dec. 31	1,105,389	77.63	1,102,754	52,652,446
Total	6,678,985	$88.22	6,646,899	N/A

[a]

Total number of shares purchased during the quarter includes approximately 32,086 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

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

Millions, Except per Share Amounts,
Carloads, Employee Statistics, and Ratios	2015	2014	2013	2012	2011
For the Year Ended December 31
Operating revenues [a]	$21,813	$23,988	$21,963	$20,926	$19,557
Operating income	8,052	8,753	7,446	6,745	5,724
Net income	4,772	5,180	4,388	3,943	3,292
Earnings per share - basic [b]	5.51	5.77	4.74	4.17	3.39
Earnings per share - diluted [b]	5.49	5.75	4.71	4.14	3.36
Dividends declared per share [b]	2.20	1.91	1.48	1.245	0.965
Cash provided by operating activities	7,344	7,385	6,823	6,161	5,873
Cash used in investing activities	(4,476)	(4,249)	(3,405)	(3,633)	(3,119)
Cash used in financing activities	(3,063)	(2,982)	(3,049)	(2,682)	(2,623)
Cash used for common share repurchases	(3,465)	(3,225)	(2,218)	(1,474)	(1,418)
At December 31
Total assets [c]	$54,600	$52,372	$49,410	$46,842	$44,742
Long-term obligations [c] [d]	30,692	27,419	24,395	23,847	22,848
Debt due after one year [c]	13,607	10,952	8,820	8,754	8,650
Common shareholders' equity	20,702	21,189	21,225	19,877	18,578
Additional Data
Freight revenues [a]	$20,397	$22,560	$20,684	$19,686	$18,508
Revenue carloads (units) (000)	9,062	9,625	9,022	9,048	9,072
Operating ratio (%) [e]	63.1	63.5	66.1	67.8	70.7
Average employees (000)	47.5	47.2	46.4	45.9	44.9
Financial Ratios (%)
Debt to capital [c] [f]	40.7	35.0	31.0	31.0	32.3
Return on average common shareholders' equity [g]	22.8	24.4	21.4	20.5	18.1

[a]

Includes fuel surcharge revenue of $1.3 billion, $2.8 billion, $2.6 billion, $2.6 billion, and $2.2 billion for 2015, 2014, 2013, 2012, and 2011, respectively, which partially offsets increased operating expenses for fuel. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Revenues, Item 7.)

[b]	Earnings per share and dividends declared per share are retroactively adjusted to reflect the June 6, 2014 stock split.
[c]

Total assets, long-term obligations, debt due after one year, and debt to capital are retroactively adjusted to reflect the adoption of accounting standard updates on deferred debt issuance costs and deferred taxes. (See further discussion in Financial Statements and Supplementary Data– Accounting Pronouncements, Item 8.)

[d]	Long-term obligations is determined as follows: total liabilities less current liabilities.
[e]	Operating ratio is defined as operating expenses divided by operating revenues.
[f]	Debt to capital is determined as follows: total debt divided by total debt plus common shareholders' equity.
[g]	Return on average common shareholders' equity is determined as follows: Net income divided by average common shareholders' equity.

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

EXECUTIVE SUMMARY

2015 Results

•

Safety – During 2015, we continued our focus on safety to reduce risk and eliminate incidents for our employees, our customers and the public. We achieved our best ever reportable personal injury incidents per 200,000 employee-hours of 0.87. In addition, we finished 2015 with a 3% improvement in our crossing incident rate per million train miles compared to the prior year. These results demonstrate our employees’ dedication to our safety initiatives and our efforts to further engage the workforce through programs such as Courage to Care, Total Safety Culture, and UP Way (our continuous improvement culture).

•

Financial Performance – In 2015, we generated operating income of $8.1 billion, an 8% decrease compared to a record-setting 2014.  Despite a 6% decrease in carloads, it was our second-best financial performance ever. Core pricing gains of 3.7%, productivity, and improved network operations partially offset the lower volumes.  Our operating ratio for 2015 of 63.1% was an all-time best, improving from last year’s operating ratio of 63.5%.  Net income of $4.8 billion translated into earnings of $5.49 per diluted share for 2015.

•

Freight Revenues – Our freight revenues declined 10% year-over-year to $20.4 billion as a result of lower volume levels in five of our six commodity groups and overall lower fuel surcharge revenue, partially offset by core pricing gains. Volume declines in coal, international intermodal, frac sand, metals, crude oil, and grain shipments more than offset volume growth in domestic intermodal, finished vehicles, automotive parts, industrial chemicals and plastics shipments.

•

Network Operations  – Significant improvements were made in our operating and service metrics, as our average train speed, as reported to the AAR, increased 6% in 2015 compared to 2014, and our average terminal dwell time decreased 3%, both reflecting the impact of lower volumes and improved network fluidity.

•

Fuel Prices – Our average price per gallon of diesel fuel in 2015 decreased 38% from the average price in 2014, as both crude oil and the conversion spreads between crude oil and diesel declined in 2015. The lower price decreased operating expenses by $1.2 billion (excluding any impact from year-over-year volume declines). Gross-ton miles decreased 9%, which also decreased fuel expense.  These declines were partially offset by a 1% increase in our fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands.

•

Free Cash Flow – Cash generated by operating activities totaled $7.3 billion, yielding free cash flow of $524 million after reductions of $4.5 billion for cash used in investing activities and a 15% increase in dividends declared per share. In 2015, the timing of the dividend declaration and payable dates was aligned to occur within the same quarter, which resulted in two payments in the first quarter of 2015. Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid.

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

Millions	2015	2014	2013
Cash provided by operating activities	$7,344	$7,385	$6,823
Cash used in investing activities	(4,476)	(4,249)	(3,405)
Dividends paid	(2,344)	(1,632)	(1,333)
Free cash flow	$524	$1,504	$2,085

2016 Outlook

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

•	Network Operations – In 2016, we will continue to align resources with customer demand, continue to improve network performance, and maintain our surge capability.

•

Fuel Prices – With the dramatic drop in fuel prices during 2015,  fuel price projections continue to be uncertain in the current environment. We again could see volatile fuel prices during the year, as they are sensitive to global and U.S. domestic demand, refining capacity, geopolitical events, weather conditions and other factors.  As prices fluctuate, there will be a timing impact on earnings, as our fuel surcharge programs trail fluctuations in fuel price by approximately two months.

Continuing lower fuel prices could have a positive impact on the economy by increasing consumer discretionary spending that potentially could increase demand for various consumer products that we transport. Alternatively, lower fuel prices will likely have a negative impact on other commodities such as coal, frac sand and crude oil shipments.

•

Capital Plan – In 2016, we expect our capital plan to be approximately $3.75 billion, including expenditures for PTC, 230 locomotives and 450 freight cars. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See further discussion in this Item 7 under Liquidity and Capital Resources – Capital Plan.)

•

Financial Expectations – Economic conditions in many of our market sectors continue to drive uncertainty with respect to our volume levels.  We expect volumes to be down slightly in 2016 compared to 2015, but will depend on the overall economy and market conditions.  The strong U.S. dollar and historic low commodity prices could also drive continued volatility.  One of the biggest uncertainties is the outlook for energy markets, which will bring both challenges and opportunities.  In the current environment, we expect continued margin improvement driven by continued pricing opportunities, ongoing productivity initiatives, and the ability to leverage our resources and strengthen our franchise. Over the longer term, we expect the overall U.S. economy to continue to improve at a modest pace, with some markets outperforming others.

RESULTS OF OPERATIONS

Operating Revenues

				% Change	% Change
Millions	2015	2014	2013	2015 v 2014	2014 v 2013
Freight revenues	$20,397	$22,560	$20,684	(10)%	9%
Other revenues	1,416	1,428	1,279	(1)%	12%
Total	$21,813	$23,988	$21,963	(9)%	9%

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

Freight revenues from five of our six commodity groups decreased in 2015 compared to 2014 due to a 6% decline in carloadings and lower fuel surcharge revenue, partially offset by core pricing gains.  Volume declines in coal, international intermodal, frac sand, metals, crude oil, and grain shipments more than offset volume growth in domestic intermodal, finished vehicles, automotive parts, industrial chemicals and plastics shipments.

Freight revenues from all six commodity groups increased during 2014 compared to 2013 driven by 7% volume growth and core pricing gains of 2.5%.  Volume growth from grain, frac sand, rock, and intermodal (domestic and international) shipments offset declines in crude oil.

Our fuel surcharge programs generated freight revenues of $1.3 billion, $2.8 billion, and $2.6 billion in 2015, 2014, and 2013, respectively. Fuel surcharge revenue in 2015 decreased $1.5 billion as a result of a 38% decrease in fuel price and a 6% reduction in carloadings.  Fuel surcharge revenue in 2014 increased 6% based on our 7% carloadings increase.

In 2015, other revenue decreased from 2014 due to lower revenues at our subsidiaries, primarily those that broker intermodal and automotive services, partially offset by higher accessorial revenue driven by increased revenue for container usage and demurrage fees.

In 2014, other revenue increased from 2013 due to higher revenues at our subsidiaries, primarily those that broker intermodal and automotive services, accessorial revenue driven by increased volume and per diem revenue for container usage (previously included in automotive freight revenue).

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues				% Change	% Change
Millions	2015	2014	2013	2015 v 2014	2014 v 2013
Agricultural Products	$3,581	$3,777	$3,276	(5)%	15%
Automotive	2,154	2,103	2,077	2	1
Chemicals	3,543	3,664	3,501	(3)	5
Coal	3,237	4,127	3,978	(22)	4
Industrial Products	3,808	4,400	3,822	(13)	15
Intermodal	4,074	4,489	4,030	(9)	11
Total	$20,397	$22,560	$20,684	(10)%	9%

Revenue Carloads				% Change	% Change
Thousands	2015	2014	2013	2015 v 2014	2014 v 2013
Agricultural Products	941	973	874	(3)%	11%
Automotive	863	809	781	7	4
Chemicals	1,098	1,116	1,103	(2)	1
Coal	1,459	1,768	1,703	(17)	4
Industrial Products	1,213	1,368	1,236	(11)	11
Intermodal [a]	3,488	3,591	3,325	(3)	8
Total	9,062	9,625	9,022	(6)%	7%

				% Change	% Change
Average Revenue per Car	2015	2014	2013	2015 v 2014	2014 v 2013
Agricultural Products	$3,805	$3,881	$3,746	(2)%	4%
Automotive	2,498	2,602	2,659	(4)	(2)
Chemicals	3,227	3,282	3,176	(2)	3
Coal	2,218	2,334	2,336	(5)	-
Industrial Products	3,139	3,217	3,093	(2)	4
Intermodal [a]	1,168	1,250	1,212	(7)	3
Average	$2,251	$2,344	$2,293	(4)%	2%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Lower fuel surcharge revenue and volume declines, partially offset by core pricing gains, decreased freight revenue from agricultural shipments in 2015 compared to 2014. Grain shipments decreased 11% in 2015 compared to 2014. The strength of the U.S. dollar, lower grain commodity prices, and higher worldwide inventories contributed to the reduction in overall demand.

Higher volume and pricing gains drove the increase in freight revenue from agricultural shipments in 2014 versus 2013. Grain shipments increased 27%, reflecting the strong overall harvest in 2013 and 2014. The 2012

2015 Agricultural Products Carloads

drought also negatively impacted the first three quarters of 2013, which created favorable comparisons for the first three quarters of 2014.  Lower export wheat shipments due to a larger world crop partially offset gains in grain.

Automotive –  Freight revenue from automotive shipments increased compared to 2014 driven by volume growth and core pricing gains, which were partially offset by lower fuel surcharge revenue.  Higher automotive production and record sales levels drove the volume growth.

Freight revenue from automotive shipments increased in 2014 compared to 2013. Growth in automotive parts and finished vehicle shipments and core price improvements drove the higher revenue. The increase in automotive parts volume was driven by continued strength in production and market penetration.  Finished vehicles shipments increased the last three

2015 Automotive Carloads

quarters of 2014 with improved sales and production, which offset declines in the first quarter due to winter weather. Shifts in business mix and a change in how we are compensated for container usage, which is now included as a per diem charge in other revenue, negatively impacted ARC compared to 2013.

Chemicals  – Freight revenue from chemical shipments declined in 2015 versus 2014 due to lower fuel surcharge revenue and volume declines, which more than offset core price improvements.  Crude oil shipments declined as a result of the drop in crude oil prices and production declines from various shale formations, which impacted the regional pricing differences for crude oil.  Lower fertilizer shipments also decreased freight revenue in 2015.  Strength in export plastics markets and industrial chemical shipments helped offset the decline in crude oil and fertilizer shipments.

Core price improvements, higher volumes and

2015 Chemicals Carloads

ARC driven by positive business mix increased freight revenue from chemicals in 2014 compared to 2013.  Shipments of industrial chemicals grew as a result of continued strong demand in the drilling market.  Fertilizer shipments increased due to strong exports of potash.  Reduced shipments of crude oil from the Bakken and Permian shale formations to the Gulf area partially offset these gains as market factors, primarily regional pricing differences for various types of crude oil, displaced some of the former Gulf Coast shipments to the East and West Coasts.

Coal – Lower volume and fuel surcharge revenue, partially offset by core pricing gains, drove the decline in freight revenue from coal shipments in 2015 compared to 2014.  Shipments out of the Southern Powder River Basin (SPRB) declined 17% in 2015 as a result of depressed coal markets due to low natural gas prices and high inventory levels.  Shipments out of the SPRB also were negatively impacted as heavy rains in June flooded coal mines and washed out tracks in some areas, impacting both second and third quarter shipments.  Shipments out of Colorado and Utah declined 33% in 2015 primarily due to lower domestic demand for Colorado and Utah

2015 Coal Carloads

coal.  This lower demand was a result of several utilities switching to other fuel sources due to lower natural gas prices.  In addition, coal exports declined due to a soft global market.

Freight revenue from coal shipments increased in 2014 compared to 2013, driven by higher volumes. Shifts in business mix negatively impacted ARC compared to 2013.  SPRB shipments increased 3% from 2013. Strong demand continued throughout the year due to inventory replenishment but network performance and contract losses limited year-over-year volume growth.  Shipments from Colorado and Utah mines increased 6% compared to 2013, driven by higher natural gas prices for most of the year and strong exports through the West Coast.  However, in the fourth quarter volumes from Colorado and Utah mines declined as exports to the Gulf Coast decreased.

Industrial Products  – Freight revenue from industrial products shipments decreased in 2015 compared to 2014 due to volume declines, lower fuel surcharge revenue, and lower ARC due to the mix of traffic, partially offset by core price improvements. Declines in shale drilling activity due to lower oil prices decreased non-metallic mineral shipments (primarily frac sand carloadings).  Steel shipments also declined as a result of reductions in shale drilling activity, low commodity prices, and increased imports associated with the strength of the U.S. dollar.  Low commodity prices for lumber and the strong U.S. dollar resulted in inventory reductions that reduced lumber shipments.

2015 Industrial Products Carloads

Volume growth, core pricing gains and positive business mix in 2014 increased freight revenue for industrial products shipments versus 2013. Shipments of non-metallic minerals (primarily frac sand, up 31%)  grew as a result of drilling activity for energy products, as well as evolving drilling practices, which can increase the amount of frac sand used at certain wells.  Additionally, rock and lumber shipments increased from 2013, driven by new housing and commercial construction.

Intermodal – Lower fuel surcharge revenue and volume declines, partially offset by core pricing gains, resulted in a decline in freight revenue from intermodal shipments in 2015 compared to 2014.  International shipments declined 8% resulting from the supply chain disruptions stemming from the West Coast port work disruptions and historically high retail inventories. Domestic volume increased 3% driven by continued conversions from trucks and new premium services, more than offsetting the impact of high retail inventory levels and modest retail sales activity.

Freight revenue from intermodal shipments increased in 2014 compared to 2013 driven by

2015 Intermodal Carloads

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

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Freight revenue from Mexico business decreased 4% to $2.2 billion in 2015 compared to 2014 primarily due to lower fuel surcharge revenue. Volume levels were flat compared to 2014 as lower shipments of Intermodal, Agricultural, and Industrial Products were offset by growth in Automotive, Coal, and Chemical shipments.

Revenue from Mexico business increased 8% to $2.3 billion in 2014 versus 2013.  Volume levels increased 8% from 2013, as increases in Agricultural Products, Chemicals, Intermodal, Automotive and Industrial Products offset lower export Coal shipments.

Operating Expenses

				% Change	% Change
Millions	2015	2014	2013	2015 v 2014	2014 v 2013
Compensation and benefits	$5,161	$5,076	$4,807	2%	6%
Purchased services and materials	2,421	2,558	2,315	(5)	10
Fuel	2,013	3,539	3,534	(43)	-
Depreciation	2,012	1,904	1,777	6	7
Equipment and other rents	1,230	1,234	1,235	-	-
Other	924	924	849	-	9
Total	$13,761	$15,235	$14,517	(10)%	5%

Operating expenses decreased nearly $1.5 billion compared to 2014 driven by significantly lower fuel prices and volume-related cost savings.  Productivity gains in the second half of the year also drove expenses lower.  These decreases were partially offset by wage inflation, higher depreciation, and property taxes.  In addition, we incurred approximately $35 million of weather-related costs in 2014.

Operating expenses increased $718 million in 2014 versus 2013. Volume-related expenses, incremental costs associated with operating a slower network, depreciation, wage and benefit inflation, and locomotive and freight car

2015 Operating Expenses

materials contributed to the higher costs.  Lower fuel price partially offset these increases.  In addition, there were approximately $35 million of weather-related costs in the first quarter of 2014.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. In 2015, lower volume-related costs and second half productivity gains were more than offset by general wage inflation and increased hiring and training expenses related to a larger workforce in the first half of the year.

Volume-related expenses, including training, and a slower network increased our train and engine work force, which, along with general wage and benefit inflation, resulted in increased wages in 2014 compared to 2013.  Weather-related costs in the first quarter of 2014 also increased costs.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased $137 million compared to 2014 primarily due to lower volume-related costs, including a decrease in external transportation expenses incurred by our logistics subsidiaries.  Expenses also decreased due to lower locomotive and freight car repair costs.

Expenses for purchased services in 2014 increased 8% compared to 2013 primarily due to volume-related expenses incurred by our logistics subsidiaries for external transportation and increased crew transportation and lodging due to volumes and a slower network.  In addition, higher consulting fees and higher contract expenses (including equipment maintenance) increased costs compared to 2013.  Locomotive and freight car material expenses increased in 2014 compared to 2013 due to additional volumes, including the impact of activating stored equipment to address operational issues caused by demand and a slower network.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $1.84 per gallon (including taxes and transportation costs) in 2015, compared to $2.97 per gallon in 2014, decreased expenses $1.2 billion. In addition, fuel costs were lower as gross-ton miles decreased 9%. The fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands, increased 1% compared to 2014. Decreases in heavier, more fuel-efficient shipments, decreased gross-ton miles and increased the c-rate.

Volume growth of 7%, as measured by gross ton-miles, drove the increase in fuel expense in 2014 compared to 2013. This was essentially offset by lower locomotive diesel fuel prices, which averaged $2.97 per gallon (including taxes and transportation costs) in 2014, compared to $3.15 in 2013, along with a slight improvement in c-rate, computed as gallons of fuel consumed divided by gross ton-miles.

Depreciation –  The majority of depreciation relates to road property, including rail, ties, ballast, and other track material.  A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in 2015 compared to 2014. This increase was partially offset by our recent depreciation studies that resulted in lower depreciation rates for some asset classes.

Depreciation was up 7% in 2014 compared to 2013.  A higher depreciable asset base, reflecting higher ongoing capital spending drove the increase.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expenses. Equipment and other rents expense decreased $4 million compared to 2014 primarily from a decrease in manifest and intermodal shipments, partially offset by growth in finished vehicle shipments.

Higher intermodal volumes and longer cycle times increased short-term freight car rental expense in 2014 compared to 2013. Lower equipment leases essentially offset the higher freight car rental expense, as we exercised purchase options on some of our leased equipment.

Other – Other expenses include state and local taxes, freight, equipment and property damage, utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt, and other general expenses.  Other expenses were flat in 2015 compared to 2014 as higher property taxes were offset by lower costs in other areas.

Higher property taxes, personal injury expense and utilities costs partially offset by lower environmental expense and costs associated with damaged freight resulted in an increase in other costs in 2014 compared to 2013.

Non-Operating Items

				% Change	% Change
Millions	2015	2014	2013	2015 v 2014	2014 v 2013
Other income	$226	$151	$128	50%	18%
Interest expense	(622)	(561)	(526)	11	7
Income taxes	(2,884)	(3,163)	(2,660)	(9)%	19%

Other Income – Other income increased in 2015 compared to 2014 primarily due to a $113 million gain from a real estate sale in the second quarter of 2015, partially offset by a gain from the sale of a permanent easement in 2014.

Other income increased in 2014 versus 2013 due to higher gains from real estate sales and a sale of a permanent easement.  These gains were partially offset by higher environmental costs on non-operating property in 2014 and lower lease income due to the $17 million settlement of a land lease contract in 2013.

Interest Expense – Interest expense increased in 2015 compared to 2014 due to an increased weighted-average debt level of $13.0 billion in 2015 from $10.7 billion in 2014, partially offset by the impact of a lower effective interest rate of 4.8% in 2015 compared to 5.3% in 2014.

Interest expense increased in 2014 versus 2013 due to an increased weighted-average debt level of $10.7 billion in 2014 from $9.6 billion in 2013, which more than offset the impact of the lower effective interest rate of 5.3% in 2014 versus 5.7% in 2013.

Income Taxes – Lower pre-tax income decreased income taxes in 2015 compared to 2014. Our effective tax rate for 2015 was 37.7% compared to 37.9% in 2014.

Higher pre-tax income increased income taxes in 2014 compared to 2013. Our effective tax rate for 2014 was 37.9% compared to 37.7% in 2013.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Association of American Railroads.  We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

				% Change		% Change
	2015	2014	2013	2015 v 2014		2014 v 2013
Average train speed (miles per hour)	25.4	24.0	26.0	6%		(8)%
Average terminal dwell time (hours)	29.3	30.3	27.1	(3)%		12%
Gross ton-miles (billions)	927.7	1,014.9	949.1	(9)%		7%
Revenue ton-miles (billions)	485.0	549.6	514.3	(12)%		7%
Operating ratio	63.1	63.5	66.1	(0.4)	pts	(2.6)	pts
Employees (average)	47,457	47,201	46,445	1%		2%

Average Train Speed –  Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals.  Average train speed, as reported to the Association of American Railroads, improved 6% in 2015 compared to 2014.  Velocity gains resulted from lower volumes, improved network fluidity and a strong resource position. More favorable weather conditions in the first quarter of 2015 also contributed to the improvement in our average train speed.

Average train speed decreased 8% in 2014 versus 2013.  The decline was as result of a 7% volume increase, a major infrastructure project in Fort Worth, Texas and inclement weather, including flooding in the Midwest in the second quarter and severe weather conditions in the first quarter that impacted all major U.S. and Canadian railroads.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time improved 3% in 2015 compared to 2014, reflecting the impact of lower volume and improved network operations.

Average terminal dwell time increased 12% in 2014 compared to 2013, caused by higher volumes and inclement weather.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles.  Gross ton-miles and revenue ton-miles decreased 9% and 12%, respectively in 2015 compared to 2014, resulting from a 6% decrease in carloads. Changes in commodity mix drove the variances in year-over-year declines between gross ton-miles, revenue ton-miles and carloads.

Gross ton-miles, revenue ton-miles and carloadings all increased 7% in 2014 compared to 2013.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue.  Our operating ratio improved 0.4 points to a new record low of 63.1% in 2015 compared to 2014.  Core pricing gains, the impact of lower fuel prices, resource realignments, network efficiencies and productivity gains more than offset the impact of lower volume and inflation.

Our operating ratio improved 2.6 points to 63.5% in 2014 versus 2013.  Core pricing, business demand and productivity more than offset the incremental operating costs associated with volume, a slower network, weather and inflation.

Employees – Employee levels increased 1% in 2015 compared to 2014, driven by more employees in training and an increase in capital project work. More employees were in training as a result of the number of transportation employees hired during the last half of 2014 and early 2015 to handle expected volume increases, and who continued receiving training in 2015, most of which occurred in the first nine months of the year.

Employee levels increased 2% in 2014 versus 2013.  A decrease in our capital workforce due to improved productivity and project mix partially offset the larger train and engine workforce required for higher volume levels and a slower network.  We successfully managed the growth of our full-time equivalent train and engine force levels at a rate less than our volume growth in 2014.

Return on Average Common Shareholders’ Equity

Millions, Except Percentages	2015	2014	2013
Net income	$4,772	$5,180	$4,388
Average equity	$20,946	$21,207	$20,551
Return on average common shareholders' equity	22.8%	24.4%	21.4%

Return on Invested Capital as Adjusted (ROIC)

Millions, Except Percentages	2015	2014	2013
Net income	$4,772	$5,180	$4,388
Interest expense	622	561	526
Interest on present value of operating leases	135	158	175
Taxes on interest	(285)	(273)	(264)
Net operating profit after taxes as adjusted (a)	$5,244	$5,626	$4,825
Average equity	$20,946	$21,207	$20,551
Average debt*	12,807	10,469	9,237
Average present value of operating leases	2,814	2,980	3,077
Average invested capital as adjusted (b)	$36,567	$34,656	$32,865
Return on invested capital as adjusted (a/b)	14.3%	16.2%	14.7%

*Adjusted for the retrospective adoption of Accounting Standard Update 2015-03 related to the presentation of deferred debt   issuance costs.

ROIC is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the efficiency and effectiveness of our long-term capital investments.  In addition, we currently use ROIC as a performance criteria in determining certain elements of equity compensation for our executives. ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is Return on Average Common Shareholders’ Equity. The tables above provide reconciliations from return on average common shareholders’ equity to ROIC. Our 2015 ROIC decreased 1.9 points compared to 2014, primarily as a result of lower earnings and a higher invested capital base.

Debt to Capital

Millions, Except Percentages	2015	2014
Debt* (a)	$14,201	$11,413
Equity	20,702	21,189
Capital (b)	$34,903	$32,602
Debt to capital (a/b)	40.7%	35.0%

*Adjusted for the retrospective adoption of Accounting Standard Update 2015-03 related to the presentation of deferred debt   issuance costs.

Adjusted Debt to Capital

Millions, Except Percentages	2015	2014
Debt	$14,201	$11,413
Net present value of operating leases	2,726	2,902
Unfunded pension and OPEB, after tax	463	523
Adjusted debt* (a)	$17,390	$14,838
Equity	20,702	21,189
Adjusted capital (b)	$38,092	$36,027
Adjusted debt to capital (a/b)	45.7%	41.2%

*Adjusted for the retrospective adoption of Accounting Standard Update 2015-03 related to the presentation of deferred debt   issuance costs.

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities.  Operating leases were discounted using 4.8% and 5.3% at December 31, 2015 and 2014, respectively. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with our overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital. Our December 31, 2015 debt to capital ratios increased as a result of a $2.8 billion increase in debt from December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, our principal sources of liquidity included cash, cash equivalents, our receivables securitization facility, and our revolving credit facility, as well as the availability of commercial paper and other sources of financing through the capital markets. We had $1.7 billion of committed credit available under our credit facility, with no borrowings outstanding as of December 31, 2015. We did not make any borrowings under this facility during 2015. The value of the outstanding undivided interest held by investors under the $650 million capacity receivables securitization facility was $400 million as of December 31, 2015, and is included in our Consolidated Statements of Financial Position as debt due after one year.  Our access to this receivables securitization facility may be reduced or restricted if our bond ratings fall to certain levels below investment grade. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Access to commercial paper as well as other capital market financings is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to access capital markets as a source of liquidity. Access to liquidity through the capital markets is also dependent on our financial stability. We expect that we will continue to have access to liquidity through any or all of the following sources or activities: (i) increasing the size or utilization of our receivables securitization, (ii) issuing commercial paper, (iii) entering into bank loans, outside of our revolving credit facility, or (iv) issuing bonds or other debt securities to public or private investors based on our assessment of the current condition of the credit markets. The Company’s $1.7 billion revolving credit facility is intended to support the issuance of commercial paper by UPC and also serves as an emergency source of liquidity. The Company currently does not intend to make any borrowings under this facility.

At December 31, 2015 and 2014, we had a modest working capital surplus. This reflects a strong cash position that provides enhanced liquidity in an uncertain economic environment. In addition, we believe we have adequate access to capital markets to meet any foreseeable cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Cash Flows
Millions	2015	2014	2013
Cash provided by operating activities	$7,344	$7,385	$6,823
Cash used in investing activities	(4,476)	(4,249)	(3,405)
Cash used in financing activities	(3,063)	(2,982)	(3,049)
Net change in cash and cash equivalents	$(195)	$154	$369

Operating Activities

Cash provided by operating activities decreased in 2015 compared to 2014 due to lower net income and changes in working capital, partially offset by the timing of tax payments.

Federal tax law provided for 100% bonus depreciation for qualified investments made during 2011 and 50% bonus depreciation for qualified investments made during 2012-2013. As a result, the Company deferred a substantial portion of its 2011-2013 income tax expense, contributing to the positive operating cash flow in those years. Congress extended 50% bonus depreciation for 2014, but this extension occurred in December, and the related benefit was realized in 2015, rather than 2014.  Similarly, in December of 2015, Congress extended bonus depreciation through 2019, which delayed the benefit of 2015 bonus depreciation into 2016.  Bonus depreciation will be at a rate of 50% for 2015, 2016 and 2017, 40% for 2018 and 30% for 2019.

Higher net income in 2014 increased cash provided by operating activities compared to 2013, despite higher income tax payments. 2014 income tax payments were higher than 2013 primarily due to higher income, but also because we paid taxes previously deferred by bonus depreciation.

Investing Activities

Higher capital investments in locomotives and freight cars, including $327 million in early lease buyouts, which we exercised due to favorable economic terms and market conditions, drove the increase in cash used in investing activities in 2015 compared to 2014.

Higher capital investments, including the early buyout of the long-term operating lease of our headquarters building for approximately $261 million, drove the increase in cash used in investing activities in 2014 compared to 2013. Significant investments also were made for new locomotives, freight cars and containers, and capacity and commercial facility projects. Capital investments in 2014 also included $99 million for the early buyout of locomotives and freight cars under long-term operating leases, which we exercised due to favorable economic terms and market conditions.

The following tables detail cash capital investments and track statistics for the years ended December 31, 2015, 2014, and 2013:

Millions	2015	2014	2013
Rail and other track material	$734	$749	$743
Ties	455	415	438
Ballast	233	204	226
Other [a]	438	378	326
Total road infrastructure replacements	1,860	1,746	1,733
Line expansion and other capacity projects	457	515	455
Commercial facilities	227	217	146
Total capacity and commercial facilities	684	732	601
Locomotives and freight cars [b]	1,436	1,067	580
Positive train control	381	384	419
Technology and other [c]	289	417	163
Total cash capital investments	$4,650	$4,346	$3,496

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]	Locomotives and freight cars include early lease buyouts of $327 million in 2015, $75 million in 2014, and $16 million in 2013.
[c]	Technology and other includes the $261 million early buyout of our headquarters building operating lease in 2014.

	2015	2014	2013
Track miles of rail replaced	767	912	834
Track miles of rail capacity expansion	103	119	97
New ties installed (thousands)	4,178	4,076	3,870
Miles of track surfaced	10,076	10,791	11,017

Capital Plan – In 2016, we expect our capital plan to be approximately $3.75 billion, which may be revised if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments.  While asset replacements will fluctuate as part of our renewal strategy, we expect to use 55% to 60% of our capital investments to renew and improve existing capital assets.  We will continue to invest in our network and terminals where appropriate, balancing terminal capacity with mainline capacity.  Significant investments in technology improvements are planned, including approximately $375 million for PTC.  We will also continue commercial investments in rail facilities and equipment, including 230 locomotives and 450 freight cars.

We expect to fund our 2016 cash capital plan by using some or all of the following: cash generated from operations, proceeds from the sale or lease of various operating and non-operating properties, proceeds from the issuance of long-term debt, and cash on hand. Our annual capital plan is a critical component of our long-term strategic plan. We expect our plan will enhance the long-term value of the Company for our shareholders by providing sufficient resources to (i) replace and improve our existing track infrastructure to provide safe and fluid operations, (ii) increase network efficiency by adding or improving facilities and track, and (iii) make investments that meet customer demand and take advantage of opportunities for long-term growth.

Financing Activities

Cash used in financing activities increased in 2015 compared to 2014. An increase of $712 million in dividends paid and $240 million for the repurchase of shares under our common stock repurchase program more than offset an increase of $740 million in debt issued and a decrease of $154 million in debt repaid. The higher dividend payments primarily were a result of adjusting the dividend payable dates to align with the timing of the quarterly dividend declaration and payment within the same quarter. Aligning the quarterly dividend declaration and payment resulted in two payments in the first quarter of 2015: the fourth quarter 2014 dividend of $438 million, which was paid on January 2, 2015, as well as the first quarter 2015 dividend of $484 million, which was paid on March 30, 2015. The second quarter 2015 dividend of $479 million was paid on June 30, 2015, the third quarter 2015 dividend of $476 million was paid on September 30, 2015, and the fourth quarter 2015 dividend of $467 million was paid on December 31, 2015. Higher dividends per share also contributed to the increase in dividends paid.

Cash used in financing activities remained flat in 2014 versus 2013. Increases for the repurchase of shares under our common stock repurchase program and higher dividend payments in 2014 of $1.6 billion compared to $1.3 billion in 2013 were offset by higher debt issuances in 2014.

Credit Facilities – At December 31, 2015, we had $1.7 billion of credit available under our revolving credit facility (the facility), which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during 2015. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires UPC to maintain a debt-to-net-worth coverage ratio. At December 31, 2015, and December 31, 2014 (and at all times during the periods presented), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2015, the debt-to-net-worth coverage ratio allowed us to carry up to $41.4 billion of debt (as defined in the facility), and we had $14.3 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During 2015, we did not issue or repay any commercial paper, and at December 31, 2015, and 2014, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

(See further discussion in this Item 7 under Receivables Securitization Facility for information regarding the Company’s receivables securitization facility.)

Ratio of Earnings to Fixed Charges

For each of the years ended December 31, 2015, 2014, and 2013, our ratio of earnings to fixed charges was 11.6, 13.5, and 11.8, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent income from continuing operations, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges.  (See Exhibit 12 to this report for the calculation of the ratio of earnings to fixed charges.)

Common Shareholders’ Equity

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $13.6 billion and $15.4 billion at December 31, 2015, and 2014, respectively.

Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of December 31, 2015, we repurchased a total of $16.0 billion of our common stock since the commencement of our repurchase programs in 2007.  The table below represents shares repurchased under this repurchase program.

	Number of Shares Purchased		Average Price Paid
	2015	2014	2015	2014
First quarter	6,881,455	7,640,000	$117.28	$89.43
Second quarter	7,975,100	8,320,000	104.62	96.84
Third quarter	13,800,700	8,347,000	89.65	102.54
Fourth quarter	6,646,899	7,736,400	88.19	113.77
Total	35,304,154	32,043,400	$98.14	$100.65
Remaining number of shares that may be repurchased under current authority			52,652,446

Management's assessments of market conditions and other pertinent facts guide the timing and volume of all repurchases.  We expect to fund any share repurchases under this program through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand.  Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

From January 1, 2016, through February 4, 2016, we repurchased 3.7 million shares at an aggregate cost of approximately $268 million.

Shelf Registration Statement and Significant New Borrowings – We filed a new shelf registration statement with the SEC that became effective on February 9, 2015. The Board of Directors authorized the issuance of up to $4.0 billion of debt securities, replacing the $4.0 billion authorized under our shelf registration filed in February 2013, which was fully utilized after our January 2015 debt offering noted below. Under our current shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.  We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

During 2015, we issued the following unsecured, fixed-rate debt securities under our shelf registrations:

Date	Description of Securities
January 29, 2015	$250 million of 1.80% Notes due February 1, 2020
$450 million of 3.375% Notes due February 1, 2035
$450 million of 3.875% Notes due February 1, 2055
June 19, 2015	$400 million of 2.250% Notes due June 19, 2020
$300 million of 3.250% Notes due August 15, 2025
October 29, 2015	$200 million of reopened 3.250% Notes due August 15, 2025
$500 million of 4.050% Notes due November 15, 2045
$400 million of 4.375% Notes due November 15, 2065

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At December 31, 2015, we had remaining authority to issue up to $2.2 billion of debt securities under our current shelf registration.

Equipment Trust – On May 12, 2015, UPRR consummated a pass-through (P/T) financing, whereby a P/T trust was created, which issued $399 million of P/T trust certificates with a stated interest rate of 2.695%. The P/T trust certificates will mature on May 12, 2027. The proceeds from the issuance of the P/T trust certificates were used to purchase equipment trust certificates to be issued by UPRR to finance the acquisition of 182 locomotives. The equipment trust certificates are secured by a lien on the locomotives. The $399 million is classified as debt due after one year in our Consolidated Statements of Financial Position.

Debt Exchange – On August 21, 2013, we exchanged $1,170 million of various outstanding notes and debentures due between 2016 and 2040 (the Existing Notes) for $439 million of 3.646% notes (the New 2024 Notes) due February 15, 2024 and $700 million of 4.821% notes (the New 2044 Notes) due February 1, 2044, plus cash consideration of approximately $280 million in addition to $8 million for accrued and unpaid interest on the Existing Notes.  In accordance with ASC 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different.  The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the terms of the New 2024 Notes and the New 2044 Notes.  No gain or loss was recognized as a result of the exchange.  Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $9 million and were included in interest expense during the year ended December 31, 2013.

The following table lists the outstanding notes and debentures that were exchanged:

Principal amount
Millions	exchanged
The 2024 Offers
7.000% Debentures due 2016	$8
5.650% Notes due 2017	38
5.750% Notes due 2017	70
5.700% Notes due 2018	103
7.875% Notes due 2019	20
6.125% Notes due 2020	238

The 2044 Offers
7.125% Debentures due 2028	73
6.625% Debentures due 2029	177
6.250% Debentures due 2034	19
6.150% Debentures due 2037	138
5.780% Notes due 2040	286
Total	$1,170

Receivables Securitization Facility – The Railroad maintains a $650 million, 3-year receivables securitization facility maturing in July 2017 under which it sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount outstanding under the facility was $400 million at both December 31, 2015, and December 31, 2014, respectively. The facility was supported by $0.9 billion and $1.2 billion of accounts receivable as collateral at December 31, 2015, and December 31, 2014, respectively, which, as a retained interest, is included in accounts receivable, net in our Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability.  The costs of the receivables securitization facility are included in interest expense and were $5 million, $4 million, and $5 million for 2015, 2014, and 2013, respectively.

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

The following tables identify material obligations and commitments as of December 31, 2015:

		Payments Due by December 31,
Contractual Obligations							After
Millions	Total	2016	2017	2018	2019	2020	2020	Other
Debt [a]	$22,885	$1,006	$1,434	$938	$981	$1,339	$17,187	$-
Operating leases [b]	3,430	491	446	371	339	282	1,501	-
Capital lease obligations [c]	1,587	217	220	198	184	193	575	-
Purchase obligations [d]	3,983	2,309	673	306	255	211	197	32
Other post retirement benefits [e]	453	45	45	46	46	46	225	-
Income tax contingencies [f]	94	-	-	-	-	-	-	94
Total contractual obligations	$32,432	$4,068	$2,818	$1,859	$1,805	$2,071	$19,685	$126

[a]	Excludes capital lease obligations of $1,268 million, as well as unamortized discount and deferred issuance costs of $(674) million. Includes an interest component of $9,278 million.
[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.
[c]	Represents total obligations, including interest component of $319 million.
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
[f]

Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of December 31, 2015.  For amounts where the year of settlement is uncertain, they are reflected in the Other column.

		Amount of Commitment Expiration per Period
Other Commercial Commitments							After
Millions	Total	2016	2017	2018	2019	2020	2020
Credit facilities [a]	$1,700	$-	$-	$-	$1,700	$-	$-
Receivables securitization facility [b]	650	-	650	-	-	-	-
Guarantees [c]	53	9	10	11	8	5	10
Standby letters of credit [d]	35	33	2	-	-	-	-
Total commercial commitments	$2,438	$42	$662	$11	$1,708	$5	$10

[a]	None of the credit facility was used as of December 31, 2015.
[b]	$400 million of the receivables securitization facility was utilized as of December 31, 2015, which is accounted for as debt. The full program matures in July 2017.
[c]	Includes guaranteed obligations related to our affiliated operations.
[d]	None of the letters of credit were drawn upon as of December 31, 2015.

Off-Balance Sheet Arrangements

Guarantees – At December 31, 2015, and 2014, we were contingently liable for $53 million and $82 million in guarantees. We have recorded liabilities of $0 and $0.3 million for the fair value of these obligations as of December 31, 2015, and 2014, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

OTHER MATTERS

Labor Agreements – Approximately 85% of our 47,457 full-time-equivalent employees are represented by 14 major rail unions. On January 1, 2015, current labor agreements became subject to modification and we began the current round of negotiations with the unions. Existing agreements remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention) are exhausted.  Contract negotiations historically continue for an extended period of time and we rarely experience work stoppages while negotiations are pending.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2015 and 2014, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

At December 31, 2015, we had variable-rate debt representing approximately 4.2% of our total debt. If variable interest rates average one percentage point higher in 2016 than our December 31, 2015 variable rate, which was approximately 1.1%, our interest expense would increase by approximately $6 million. This amount was determined by considering the impact of the hypothetical interest rate on the balances of our variable-rate debt at December 31, 2015.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2015, and amounts to an increase of approximately $1.6 billion to the fair value of our debt at December 31, 2015. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

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

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in interest rates. We account for swaps as fair value hedges using the short-cut method as allowed by the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB) ASC 815; therefore, we do not record any ineffectiveness within our Consolidated Financial Statements. As of December 31, 2015 and 2014, we had no interest rate fair value hedges outstanding.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. As of December 31, 2015, and 2014, we had no interest rate cash flow hedges outstanding.

Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services.  This standard is effective for annual reporting periods beginning after December 15, 2017, and can be adopted either retrospectively or as a cumulative effect adjustment as of the date of adoption.  ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will be reported as interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015. We elected to early adopt ASU 2015-03 on December 31, 2015. As a result, the Company reclassified debt issuance costs from other assets to a direct deduction from debt due after one year on the Consolidated Statements of Financial Position. ASU 2015-03 did not have a material impact on our consolidated financial position, and had no impact on our results of operations or cash flows.  All prior period financial information presented herein has been adjusted to reflect the retrospective application of this ASU.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes (Subtopic 740-10). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the Consolidated Statements of Financial Position.  Instead, companies will be required to classify all deferred tax assets and liabilities as non-current.  This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted.  We elected to early adopt ASU 2015-17 on December 31, 2015.  ASU 2015-17 did not have a material impact on our consolidated financial position, and had no impact on our results of operations or cash flows.  All prior period financial information presented herein has been adjusted to reflect the retrospective application of this ASU.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01), Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). ASU 2016-01 provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. ASU 2016-01 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at December 31, 2015. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $318 million to $345 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.  Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2015	2014	2013
Beginning balance	$335	$294	$334
Current year accruals	89	96	87
Changes in estimates for prior years	(3)	9	(38)
Payments	(103)	(64)	(89)
Ending balance at December 31	$318	$335	$294
Current portion, ending balance at December 31	$63	$111	$82

Our personal injury claims activity was as follows:

	2015	2014	2013
Open claims, beginning balance	2,618	2,605	2,792
New claims	2,573	2,773	2,705
Settled or dismissed claims	(2,787)	(2,760)	(2,892)
Open claims, ending balance at December 31	2,404	2,618	2,605

In conjunction with the liability update performed in 2015, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2015, and 2014.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 22% of the recorded liability related to asserted claims and approximately 78% related to unasserted claims at December 31, 2015.  Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $120 million to $129 million.  We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.

Our asbestos-related liability activity was as follows:

Millions	2015	2014	2013
Beginning balance	$126	$131	$139
Accruals/(Credits)	-	1	2
Payments	(6)	(6)	(10)
Ending balance at December 31	$120	$126	$131
Current portion, ending balance at December 31	$6	$8	$9

Our asbestos-related claims activity was as follows:

	2015	2014	2013
Open claims, beginning balance	1,065	1,140	1,258
New claims	193	183	192
Settled or dismissed claims	(169)	(258)	(310)
Open claims, ending balance at December 31	1,089	1,065	1,140

In conjunction with the liability update performed in 2015, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2015, and 2014.  The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; and there are material changes with respect to payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 290 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, 19 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions	2015	2014	2013
Beginning balance	$182	$171	$170
Accruals	61	56	58
Payments	(53)	(45)	(57)
Ending balance at December 31	$190	$182	$171
Current portion, ending balance at December 31	$52	$60	$53

Our environmental site activity was as follows:

	2015	2014	2013
Open sites, beginning balance	270	268	284
New sites	66	55	41
Closed sites	(46)	(53)	(57)
Open sites, ending balance at December 31	290	270	268

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

For rail in high-density traffic corridors, we measure estimated service lives in millions of gross tons per mile of track.  It has been our experience that the lives of rail in high-density traffic corridors are closely correlated to usage (i.e., the amount of weight carried over the rail).  The service lives also vary based on rail weight, rail condition (e.g., new or secondhand), and rail type (e.g., straight or curve).  Our depreciation studies for rail in high-density traffic corridors consider each of these factors in determining the estimated service lives.  For rail in high-density traffic corridors, we calculate depreciation rates annually by dividing the number of gross ton-miles carried over the rail (i.e., the weight of loaded and empty freight cars, locomotives and maintenance of way equipment transported over the rail) by the estimated service lives of the rail measured in millions of gross tons per mile.  Rail in high-density traffic corridors accounts for approximately 70 percent of the historical cost of rail and other track material.  Based on the number of gross ton-miles carried over our rail in high density traffic corridors during 2015, the estimated service lives of the majority of this rail ranged from approximately 19 years to approximately 39 years.  For all other depreciable assets, we compute depreciation based on the estimated service lives of our assets as determined from the analysis of our depreciation studies.  Changes in the estimated service lives of our assets and their related depreciation rates are implemented prospectively.

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

Changes in estimated useful lives of our assets due to the results of our depreciation studies could significantly impact future periods’ depreciation expense and have a material impact on our Consolidated Financial Statements.  If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $66 million.  If the estimated useful lives of all depreciable assets were decreased by one year, annual depreciation expense would increase by approximately $70 million.  Our recent depreciation studies have resulted in lower depreciation rates for some asset classes. These lower rates will partially offset the impact of a projected higher depreciable asset base, resulting in an increase in total depreciation expense by approximately 1% to 2% in 2016 versus 2015.

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

Income Taxes – We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on current tax law; the effects of future tax legislation are not anticipated.  Future tax legislation, such as a change in the corporate tax rate, could have a material impact on our financial condition, results of operations, or liquidity.  For example, a 1% increase in future income tax rates would increase our deferred tax liability by approximately $390 million.

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2015 and 2014, there were no valuation allowances.

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

The following tables present the key assumptions used to measure net periodic pension and OPEB cost/(benefit) for 2015 and the estimated impact on 2015 net periodic pension and OPEB cost/(benefit) relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate	3.94%	3.74%
Expected return on plan assets	7.50%	N/A
Compensation increase	4.00%	N/A
Health care cost trend rate:
Pre-65 current	N/A	6.34%
Pre-65 level in 2028	N/A	4.50%

Sensitivities	Increase in Expense
Millions	Pension	OPEB
0.25% decrease in discount rate	$14	$1
0.25% increase in compensation scale	$9	N/A
0.25% decrease in expected return on plan assets	$8	N/A
1% increase in health care cost trend rate	N/A	$3

The following table presents the net periodic pension and OPEB cost for the years ended December 31:

	Est.
Millions	2016	2015	2014	2013
Net periodic pension cost	$42	$120	$69	$110
Net periodic OPEB cost	13	19	15	14

In 2016, we will measure the service cost and interest cost components of our net periodic benefit cost by using individual spot rates matched with separate cash flows for each future year instead of a single weighted-average discount rate approach. Our net periodic pension cost is expected to decrease to approximately $42 million in 2016 from $120 million in 2015.  Our net periodic OPEB expense is expected to decrease to approximately $13 million in 2016 from $19 million in 2015.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, (A) statements in the Chairman’s letter preceding Part I; statements regarding planned capital expenditures under the caption “2016 Capital Plan” in Item 2 of Part I; statements regarding dividends in Item 5 of Part II; and statements and information set forth under the captions “2016 Outlook”; “Liquidity and Capital Resources”; and “Pension and Other Postretirement Benefits” in this Item 7 of Part II, and (B) any other statements or information in this report (including information incorporated herein by reference) regarding: expectations as to financial performance, revenue growth and cost savings;  the time by which goals, targets, or objectives will be achieved;  projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions;  expectations as to operational or service performance or improvements;  expectations as to the effectiveness of steps taken or to be taken to improve operations and/or service, including capital expenditures for infrastructure improvements and equipment acquisitions, any strategic business acquisitions, and modifications to our transportation plans;  expectations as to existing or proposed new products and services; expectations as to the impact of any new regulatory activities or legislation on our operations or financial results;  estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.  Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases or expressions.

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

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation

Omaha, Nebraska

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the "Corporation") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Table of Contents at Part IV, Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Corporation and Subsidiary Companies as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2016 expressed  an unqualified opinion on the Corporation's internal control over financial reporting.

Omaha, Nebraska

February 5, 2016

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2015	2014	2013
Operating revenues:
Freight revenues	$20,397	$22,560	$20,684
Other revenues	1,416	1,428	1,279
Total operating revenues	21,813	23,988	21,963
Operating expenses:
Compensation and benefits	5,161	5,076	4,807
Purchased services and materials	2,421	2,558	2,315
Fuel	2,013	3,539	3,534
Depreciation	2,012	1,904	1,777
Equipment and other rents	1,230	1,234	1,235
Other	924	924	849
Total operating expenses	13,761	15,235	14,517
Operating income	8,052	8,753	7,446
Other income (Note 7)	226	151	128
Interest expense	(622)	(561)	(526)
Income before income taxes	7,656	8,343	7,048
Income taxes (Note 8)	(2,884)	(3,163)	(2,660)
Net income	$4,772	$5,180	$4,388
Share and Per Share (Note 9):
Earnings per share - basic	$5.51	$5.77	$4.74
Earnings per share - diluted	$5.49	$5.75	$4.71
Weighted average number of shares - basic	866.2	897.1	926.5
Weighted average number of shares - diluted	869.4	901.1	931.5
Dividends declared per share	$2.20	$1.91	$1.48

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2015	2014	2013
Net income	$4,772	$5,180	$4,388
Other comprehensive income/(loss):
Defined benefit plans	58	(448)	436
Foreign currency translation	(43)	(12)	(1)
Derivatives	-	-	1
Total other comprehensive income/(loss) [a]	15	(460)	436
Comprehensive income	$4,787	$4,720	$4,824

[a]	Net of deferred taxes of ($8) million, $291 million, and ($264) million during 2015, 2014, and 2013, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts as of December 31,	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,391	$1,586
Accounts receivable, net (Note 11)	1,356	1,611
Materials and supplies	736	712
Other current assets	647	492
Total current assets	4,130	4,401
Investments	1,410	1,390
Net properties (Note 12)	48,866	46,272
Other assets	194	309
Total assets	$54,600	$52,372
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 13)	$2,612	$3,303
Debt due within one year (Note 15)	594	461
Total current liabilities	3,206	3,764
Debt due after one year (Note 15)	13,607	10,952
Deferred income taxes (Note 8)	15,241	14,403
Other long-term liabilities	1,844	2,064
Commitments and contingencies (Notes 17 and 18)
Total liabilities	33,898	31,183
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,110,426,354 and 1,110,100,423 issued; 849,211,436 and 883,366,476
outstanding, respectively	2,776	2,775
Paid-in-surplus	4,417	4,321
Retained earnings	30,233	27,367
Treasury stock	(15,529)	(12,064)
Accumulated other comprehensive loss (Note 10)	(1,195)	(1,210)
Total common shareholders' equity	20,702	21,189
Total liabilities and common shareholders' equity	$54,600	$52,372

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2015	2014	2013
Operating Activities
Net income	$4,772	$5,180	$4,388
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,012	1,904	1,777
Deferred and other income taxes	765	895	723
Net gain on non-operating asset dispositions	(144)	(69)	(32)
Other operating activities, net	116	(216)	(194)
Changes in current assets and liabilities:
Accounts receivable, net	255	(197)	(83)
Materials and supplies	(24)	(59)	7
Other current assets	(47)	(35)	1
Accounts payable and other current liabilities	(276)	295	40
Income and other taxes	(85)	(313)	196
Cash provided by operating activities	7,344	7,385	6,823
Investing Activities
Capital investments	(4,650)	(4,346)	(3,496)
Proceeds from asset sales	251	138	98
Other investing activities, net	(77)	(41)	(7)
Cash used in investing activities	(4,476)	(4,249)	(3,405)
Financing Activities
Common share repurchases (Note 19)	(3,465)	(3,225)	(2,218)
Debt issued	3,328	2,588	1,443
Dividends paid	(2,344)	(1,632)	(1,333)
Debt repaid	(556)	(710)	(640)
Debt exchange	-	-	(289)
Other financing activities, net	(26)	(3)	(12)
Cash used in financing activities	(3,063)	(2,982)	(3,049)
Net change in cash and cash equivalents	(195)	154	369
Cash and cash equivalents at beginning of year	1,586	1,432	1,063
Cash and cash equivalents at end of year	$1,391	$1,586	$1,432
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$100	$174	$133
Capital lease financings	13	-	39
Cash dividends declared but not yet paid (Note 13)	-	438	356
Cash paid during the year for:
Income taxes, net of refunds	$(2,156)	$(2,492)	$(1,656)
Interest, net of amounts capitalized	(592)	(554)	(528)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2013	1,109.3	(170.3)	$ 2,773	$ 4,113	$ 20,884	$ (6,707)	$ (1,186)	$ 19,877
Net income			-	-	4,388	-	-	4,388
Other comp. income			-	-	-	-	436	436
Conversion, stock option exercises, forfeitures, and other	0.4	1.6	1	97	-	15	-	113
Share repurchases (Note 19)	-	(29.0)	-	-	-	(2,218)	-	(2,218)
Cash dividends declared ($1.48 per share)	-	-	-	-	(1,371)	-	-	(1,371)
Balance at December 31, 2013	1,109.7	(197.7)	$ 2,774	$ 4,210	$ 23,901	$ (8,910)	$ (750)	$ 21,225
Net income			-	-	5,180	-	-	5,180
Other comp. loss			-	-	-	-	(460)	(460)
Conversion, stock option exercises, forfeitures, and other	0.4	3.0	1	111	-	71	-	183
Share repurchases (Note 19)	-	(32.0)	-	-	-	(3,225)	-	(3,225)
Cash dividends declared ($1.91 per share)	-	-	-	-	(1,714)	-	-	(1,714)
Balance at December 31, 2014	1,110.1	(226.7)	$ 2,775	$ 4,321	$ 27,367	$ (12,064)	$ (1,210)	$ 21,189
Net income			-	-	4,772	-	-	4,772
Other comp. income			-	-	-	-	15	15
Conversion, stock option exercises, forfeitures, and other	0.3	0.8	1	96	-	-	-	97
Share repurchases (Note 19)	-	(35.3)	-	-	-	(3,465)	-	(3,465)
Cash dividends declared ($2.20 per share)	-	-	-	-	(1,906)	-	-	(1,906)
Balance at December 31, 2015	1,110.4	(261.2)	$ 2,776	$ 4,417	$ 30,233	$ (15,529)	$ (1,195)	$ 20,702

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 10)

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

1. Nature of Operations

Operations and Segmentation – We are a Class I railroad operating in the U.S. Our network includes 32,084 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and Eastern U.S. gateways and providing several corridors to key Mexican gateways. We own 26,064 miles and operate on the remainder pursuant to trackage rights or leases. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions	2015	2014	2013
Agricultural Products	$3,581	$3,777	$3,276
Automotive	2,154	2,103	2,077
Chemicals	3,543	3,664	3,501
Coal	3,237	4,127	3,978
Industrial Products	3,808	4,400	3,822
Intermodal	4,074	4,489	4,030
Total freight revenues	$20,397	$22,560	$20,684
Other revenues	1,416	1,428	1,279
Total operating revenues	$21,813	$23,988	$21,963

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $2.2 billion in 2015, $2.3 billion in 2014, and $2.1 billion in 2013.

Basis of Presentation – The Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the U.S. (GAAP) as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Certain prior period amounts in the statement of cash flows and income tax footnote have been aggregated or disaggregated further to conform to the current period financial presentation.

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

Use of Estimates – The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported assets and liabilities, and the disclosure of certain contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual future results may differ from such estimates.

3. Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services.  This standard is effective for annual reporting periods beginning after December 15, 2017, and can be adopted either retrospectively or as a cumulative effect adjustment as of the date of adoption.  ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will be reported as interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015. We elected to early adopt ASU 2015-03 on December 31, 2015. As a result, the Company reclassified debt issuance costs from other assets to debt on the Consolidated Statements of Financial Position. ASU 2015-03 did not have a material impact on our consolidated financial position, and had no impact on our results of operations or cash flows.  All prior period financial information presented herein has been adjusted to reflect the retrospective application of this ASU.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes (Subtopic 740-10). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the Consolidated Statements of Financial Position.  Instead, companies will be required to classify all deferred tax assets and liabilities as non-current.  This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted.  We elected to early adopt ASU 2015-17 on December 31, 2015.  ASU 2015-17 did not have a material impact on our consolidated financial position, and had no impact on our results of operations or cash flows.  All prior period financial information presented herein has been adjusted to reflect the retrospective application of this ASU.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01), Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). ASU 2016-01 provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. ASU 2016-01 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 2,200,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, receives a grant of 4,000 retention shares or retention stock units. Prior to December 31, 2007, each non-employee director received annually an option to purchase at fair value a number of shares of our common stock, not to exceed 20,000 shares during any calendar year, determined by dividing 60,000 by 1/3 of the fair market value of one share of our common stock on the date of such Board of Directors meeting, with the resulting quotient rounded up or down to the nearest 50 shares. In September 2007, the Board of Directors eliminated the annual payment of options for 2008 and all future years. As of December 31, 2015, 36,000 restricted shares and 45,400 options were outstanding under the Directors Plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 84,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2015, 3,652,954 options and 2,092,721 retention shares and stock units were outstanding under the 2004 Plan.  We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2013 Stock Incentive Plan (2013 Plan) was approved by shareholders in May 2013. The 2013 Plan reserved 78,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans as of February 28, 2013, that are subsequently cancelled, expired, forfeited or otherwise not issued under previous plans.  Under the 2013 Plan, non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2013 Plan. As of December 31, 2015, 1,873,014 options and 2,061,737 retention shares and stock units were outstanding under the 2013 Plan.

Pursuant to the above plans 76,548,520; 77,786,772; and 79,574,896 shares of our common stock were authorized and available for grant at December 31, 2015, 2014, and 2013, respectively.

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

Information regarding stock-based compensation appears in the table below:

Millions	2015	2014	2013
Stock-based compensation, before tax:
Stock options	$17	$21	$19
Retention awards	81	91	79
Total stock-based compensation, before tax	$98	$112	$98
Excess tax benefits from equity compensation plans	$62	$118	$76

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2015	2014	2013
Risk-free interest rate	1.3%	1.6%	0.8%
Dividend yield	1.8%	2.1%	2.1%
Expected life (years)	5.1	5.2	5.0
Volatility	23.4%	30.0%	36.2%
Weighted-average grant-date fair value of options granted	$22.30	$20.18	$17.49

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant; the expected dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant; the expected life is based on historical and expected exercise behavior; and expected volatility is based on the historical volatility of our stock price over the expected life of the option.

A summary of stock option activity during 2015 is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2015	5,387	$53.56	5.8	yrs.	$353
Granted	934	122.85	N/A		N/A
Exercised	(716)	40.10	N/A		N/A
Forfeited or expired	(34)	89.24	N/A		N/A
Outstanding at December 31, 2015	5,571	$66.69	5.4	yrs.	$114
Vested or expected to vest at December 31, 2015	5,532	$66.32	5.4	yrs.	$114
Options exercisable at December 31, 2015	3,672	$49.00	4.1	yrs.	$110

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at December 31, 2015, are subject to performance or market-based vesting conditions.

At December 31, 2015, there was $18 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.0 year. Additional information regarding stock option exercises appears in the table below:

Millions	2015	2014	2013
Intrinsic value of stock options exercised	$50	$194	$112
Cash received from option exercises	27	54	51
Treasury shares repurchased for employee payroll taxes	(12)	(24)	(21)
Tax benefit realized from option exercises	19	74	43
Aggregate grant-date fair value of stock options vested	19	17	16

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during 2015 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	3,403	$64.39
Granted	521	122.79
Vested	(934)	47.66
Forfeited	(90)	72.87
Nonvested at December 31, 2015	2,900	$80.01

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At December 31, 2015, there was $88 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.5 years.

Performance Retention Awards – In February 2015, our Board of Directors approved performance stock unit grants. Other than different performance targets, the basic terms of these performance stock units are identical to those granted in February 2013 and February 2014, including using annual return on invested capital (ROIC) as the performance measure.   We define ROIC as net operating profit adjusted for interest expense (including interest on the present value of operating leases) and taxes on interest divided by average invested capital adjusted for the present value of operating leases.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2015 grant were as follows:

2015
Dividend per share per quarter	$0.55
Risk-free interest rate at date of grant	0.8%

Changes in our performance retention awards during 2015 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	1,583	$65.33
Granted	339	117.42
Vested	(580)	54.38
Forfeited	(87)	86.66
Nonvested at December 31, 2015	1,255	$82.98

At December 31, 2015, there was $19 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 0.7 years. This expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

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

Changes in our PBO and plan assets were as follows for the years ended December 31:

Funded Status	Pension		OPEB
Millions	2015	2014	2015	2014
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$4,142	$3,372	$354	$330
Service cost	106	70	3	2
Interest cost	163	158	13	14
Actuarial loss/(gain)	(267)	735	(18)	33
Gross benefits paid	(186)	(193)	(23)	(25)
Projected benefit obligation at end of year	$3,958	$4,142	$329	$354
Plan Assets
Fair value of plan assets at beginning of year	$3,654	$3,429	$-	$-
Actual return on plan assets	(43)	185	-	-
Voluntary funded pension plan contributions	100	200	-	-
Non-qualified plan benefit contributions	19	33	23	25
Gross benefits paid	(186)	(193)	(23)	(25)
Fair value of plan assets at end of year	$3,544	$3,654	$-	$-
Funded status at end of year	$(414)	$(488)	$(329)	$(354)

Amounts recognized in the statement of financial position as of December 31, 2015 and 2014 consist of:

	Pension		OPEB
Millions	2015	2014	2015	2014
Noncurrent assets	$1	$1	$-	$-
Current liabilities	(22)	(19)	(23)	(23)
Noncurrent liabilities	(393)	(470)	(306)	(331)
Net amounts recognized at end of year	$(414)	$(488)	$(329)	$(354)

Pre-tax amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2015 and 2014 consist of:

	2015			2014
Millions	Pension	OPEB	Total	Pension	OPEB	Total
Prior service (cost)/credit	$-	$7	$7	$-	$17	$17
Net actuarial loss	(1,652)	(117)	(1,769)	(1,727)	(148)	(1,875)
Total	$(1,652)	$(110)	$(1,762)	$(1,727)	$(131)	$(1,858)

Pre-tax changes recognized in other comprehensive income/(loss) during 2015, 2014 and 2013 were as follows:

	Pension			OPEB
Millions	2015	2014	2013	2015	2014	2013
Net actuarial (loss)/gain	$(31)	$(780)	$561	$18	$(33)	$34
Amortization of:
Prior service cost/(credit)	-	-	-	(10)	(11)	(16)
Actuarial loss	106	71	106	13	10	15
Total	$75	$(709)	$667	$21	$(34)	$33

Amounts included in accumulated other comprehensive income/(loss) expected to be amortized into net periodic cost during 2016:

Millions	Pension	OPEB	Total
Prior service credit	$-	$9	$9
Net actuarial loss	(80)	(10)	(90)
Total	$(80)	$(1)	$(81)

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future compensation growth. The underfunded accumulated benefit obligation represents the difference between the ABO and the fair value of plan assets. At December 31, 2015 and 2014, the non-qualified (supplemental) plan ABO was $388 million and $379 million, respectively. The following table discloses only the PBO, ABO, and fair value of plan assets for pension plans where the accumulated benefit obligation is in excess of the fair value of the plan assets as of December 31:

Underfunded Accumulated Benefit Obligation
Millions	2015	2014
Projected benefit obligation	$398	$388
Accumulated benefit obligation	$388	$379
Fair value of plan assets	-	-
Underfunded accumulated benefit obligation	$(388)	$(379)

The ABO for all defined benefit pension plans was $3.7 billion and $3.9 billion at December 31, 2015 and 2014, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
Percentages	2015	2014	2015	2014
Discount rate	4.37%	3.94%	4.16%	3.74%
Compensation increase	4.10%	4.00%	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	6.52%	6.34%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate reached	N/A	N/A	2038	2028

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

The components of our net periodic pension and OPEB cost/(benefit) were as follows for the years ended December 31:

	Pension			OPEB
Millions	2015	2014	2013	2015	2014	2013
Net Periodic Benefit Cost:
Service cost	$106	$70	$72	$3	$2	$3
Interest cost	163	158	134	13	14	12
Expected return on plan assets	(255)	(230)	(202)	-	-	-
Amortization of:
Prior service cost/(credit)	-	-	-	(10)	(11)	(16)
Actuarial loss	106	71	106	13	10	15
Net periodic benefit cost/(benefit)	$120	$69	$110	$19	$15	$14

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows:

	Pension			OPEB
Percentages	2015	2014	2013	2015	2014	2013
Discount rate	3.94%	4.72%	3.78%	3.74%	4.47%	3.48%
Expected return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
Compensation increase	4.00%	4.00%	3.43%	N/A	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	N/A	6.34%	6.49%	6.64%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend reached	N/A	N/A	N/A	2028	2028	2028

The discount rate was based on a yield curve of high quality corporate bonds with cash flows matching our plans’ expected benefit payments.  The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return on pension plan assets, net of fees, was approximately (1)% in 2015, 6% in 2014, and 17% in 2013.

Assumed health care cost trend rates have an effect on the expense and liabilities reported for health care plans. The assumed health care cost trend rate is based on historical rates and expected market conditions. The 2016 assumed health care cost trend rate for employees under 65 is 6.34%.  It is assumed the rate will decrease gradually to an ultimate rate of 4.5% in 2028 and will remain at that level.  A one-percentage point change in the assumed health care cost trend rates would have the following effects on OPEB:

Millions	One % pt. Increase	One % pt. Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on accumulated benefit obligation	17	(14)

Cash Contributions

The following table details our cash contributions for the qualified pension plans and the benefit payments for the non-qualified (supplemental) pension and OPEB plans:

	Pension
Millions	Qualified	Non-qualified	OPEB
2014	$200	$33	$25
2015	100	19	23

Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. All contributions made to the qualified pension plans in 2015 were voluntary and were made with cash generated from operations.

The non-qualified pension and OPEB plans are not funded and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent supplemental pension payments and claims paid for medical and life insurance. We anticipate our 2016 supplemental pension and OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2016 through 2025:

Millions	Pension	OPEB
2016	$191	$23
2017	194	23
2018	198	23
2019	202	23
2020	205	22
Years 2021 - 2025	1,077	102

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2015 and 2014, and target allocation for 2016, are as follows:

		Percentage of Plan Assets
	Target	December 31,
	Allocation 2016	2015	2014
Equity securities	60% to 70%	67%	68%
Debt securities	20% to 30%	23	23
Real estate	2% to 8%	6	4
Commodities	4% to 6%	4	5
Total		100%	100%

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

The pension plan investments are held in a Master Trust. The majority of pension plan assets are invested in equity securities because equity portfolios have historically provided higher returns than debt and other asset classes over extended time horizons and are expected to do so in the future. Correspondingly, equity investments also entail greater risks than other investments.  Equity risks are balanced by investing a significant portion of the plans’ assets in high quality debt securities. The average credit rating of the debt portfolio exceeded A as of December 31, 2015 and A+ as of December 31, 2014. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities. The weighted-average maturity of the debt portfolio was 12 years at both December 31, 2015 and 2014.

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

Venture Capital and Buyout Partnerships – This investment category is comprised of interests in limited partnerships that invest primarily in privately-held companies.  Due to the private nature of the partnership investments, pricing inputs are not readily observable.  Asset valuations are developed by the general partners that manage the partnerships.  These valuations are based on the application of public market multiples to private company cash flows, market transactions that provide valuation information for comparable companies, and other methods.  The fair value recorded by the Plan is calculated using each partnership’s net asset value (NAV), which is derived from the valuation method described here. The Plan’s holdings of limited partnership interests are classified as Level 3 investments.

Real Estate Partnerships – Most of the Plan’s real estate investments are partnership interests.  The Real Estate Partnership category also includes real estate investments held in similar structures such as private real estate investment trusts and limited liability companies. Valuations for the holdings in this category are not based on readily observable inputs and are primarily derived from property appraisals. The fair value recorded by the Plan is calculated using the NAV for each investment, which is derived from the valuation methods described here. The Plan’s interests in private real estate partnerships, investment trusts, and limited liability companies are classified as Level 3 investments.

Collective Trust and Other Funds – Collective trust funds are comprised of shares or units in commingled funds that are not publicly traded.  The underlying assets in these funds (U.S. stock funds, non-U.S. stock funds, commodity funds, and short term investment funds) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. The Plan’s holdings of common trust funds are classified as Level 2 investments.

This category also includes investments in limited liability companies that invest in publicly-traded securities. The limited liability company investments are funds that invest in both long and short positions in convertible securities, stocks, commodities, and fixed income securities.  The underlying securities held by the funds are traded actively on public exchanges and price quotes for these investments are readily available.  Interests in the limited liability companies are classified as Level 2 investments.

As of December 31, 2015, the pension plan assets measured at fair value on a recurring basis were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Inputs	Inputs	Inputs
Millions	(Level 1)	(Level 2)	(Level 3)	Total
Plan assets:
Temporary cash investments	$13	$-	$-	$13
Registered investment companies	179	270	-	449
Federal government securities	-	125	-	125
Bonds & debentures	-	383	-	383
Corporate stock	1,034	7	-	1,041
Venture capital and buyout partnerships	-	-	256	256
Real estate partnerships	-	-	199	199
Collective trust and other funds	-	1,075	-	1,075
Total plan assets at fair value	$1,226	$1,860	$455	3,541
Other assets [a]				3
Total plan assets				$3,544

[a]	Other assets include accrued receivables and pending broker settlements.

As of December 31, 2014, the pension plan assets measured at fair value on a recurring basis were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Inputs	Inputs	Inputs
Millions	(Level 1)	(Level 2)	(Level 3)	Total
Plan assets:
Temporary cash investments	$22	$-	$-	$22
Registered investment companies	12	282	-	294
Federal government securities	-	163	-	163
Bonds & debentures	-	381	-	381
Corporate stock	1,076	15	-	1,091
Venture capital and buyout partnerships	-	-	234	234
Real estate partnerships	-	-	139	139
Collective trust and other funds	-	1,340	-	1,340
Total plan assets at fair value	$1,110	$2,181	$373	3,664
Other assets [a]				(10)
Total plan assets				$3,654

[a]	Other assets include accrued receivables and pending broker settlements.

For the years ended December 31, 2015 and 2014, there were no significant transfers in or out of Levels 1, 2, or 3.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3 investments) during 2015:

	Venture Capital
	and Buyout	Real Estate
Millions	Partnerships	Partnerships	Total
Beginning balance - January 1, 2015	$234	$139	$373
Realized gain	18	5	23
Unrealized gain	13	8	21
Purchases	54	74	128
Sales	(63)	(27)	(90)
Ending balance - December 31, 2015	$256	$199	$455

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3 investments) during 2014:

	Venture Capital
	and Buyout	Real Estate
Millions	Partnerships	Partnerships	Total
Beginning balance - January 1, 2014	$213	$139	$352
Realized gain	17	8	25
Unrealized gain	5	6	11
Purchases	54	19	73
Sales	(55)	(33)	(88)
Ending balance - December 31, 2014	$234	$139	$373

Other Retirement Programs

401(k)/Thrift Plan – We provide a defined contribution plan (401(k)/thrift plan) to eligible non-union and union employees for whom we make matching contributions. We match 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. Our plan contributions were $20 million in 2015, $19 million in 2014, and $18 million in 2013.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $749 million in 2015, $711 million in 2014, and $670 million in 2013.

Collective Bargaining Agreements –  Under collective bargaining agreements, we participate in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees.  Premiums paid under these plans are expensed as incurred and amounted to $46 million in 2015, $52 million in 2014, and $57 million in 2013.

7. Other Income

Other income included the following for the years ended December 31:

Millions	2015	2014	2013
Net gain on non-operating asset dispositions [a]	$144	$69	$32
Rental income [b]	96	96	106
Interest income	5	4	4
Non-operating environmental costs and other [c]	(19)	(18)	(14)
Total	$226	$151	$128

[a]	2015 includes $113 million related to a real estate sale.
[b]	2013 includes $17 million related to a land lease contract settlement.
[c]	2014 includes $14 million related to the sale of a permanent easement.

8. Income Taxes

Components of income tax expense were as follows for the years ended December 31:

Millions	2015	2014	2013
Current tax expense:
Federal	$1,901	$2,019	$1,727
State	210	239	199
Foreign	8	10	11
Total current tax expense	2,119	2,268	1,937
Deferred and other tax expense:
Federal	644	753	605
State	121	142	118
Total deferred and other tax expense	765	895	723
Total income tax expense	$2,884	$3,163	$2,660

For the years ended December 31, reconciliations between statutory and effective tax rates are as follows:

Tax Rate Percentages	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
State statutory rates, net of federal benefits	3.1	3.1	3.1
Tax credits	(0.5)	(0.4)	(0.2)
Deferred tax adjustments	-	-	(0.1)
Other	0.1	0.2	(0.1)
Effective tax rate	37.7%	37.9%	37.7%

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

Deferred income tax (liabilities)/assets were comprised of the following at December 31:

Millions	2015	2014
Deferred income tax liabilities:
Property	$(16,079)	$(15,173)
Other	(352)	(411)
Total deferred income tax liabilities	(16,431)	(15,584)
Deferred income tax assets:
Accrued wages	76	74
Accrued casualty costs	237	228
Stock compensation	72	69
Debt and leases	149	86
Retiree benefits	204	392
Credits	156	164
Other	296	168
Total deferred income tax assets [a]	$1,190	$1,181
Net deferred income tax liability	$(15,241)	$(14,403)

[a]

Prior to the adoption of Accounting Standard Update (ASU) 2015-17, deferred tax assets were required to be presented as current and non-current on the Consolidated Statement of Financial Position.  In 2015, UP adopted ASU 2015-17 retrospectively.  Current deferred income tax assets at December 31, 2014 of $277 million were reclassified from current to non-current for 2015 presentation.

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2015 and 2014, there were no valuation allowances.

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

A reconciliation of changes in unrecognized tax benefits liabilities/(assets) from the beginning to the end of the reporting period is as follows:

Millions	2015	2014	2013
Unrecognized tax benefits at January 1	$151	$59	$115
Increases for positions taken in current year	38	92	24
Increases for positions taken in prior years	13	22	15
Decreases for positions taken in prior years	(87)	(14)	(35)
Payments to and settlements with taxing authorities	(13)	(8)	(58)
Increases/(decreases) for interest and penalties	(5)	1	-
Lapse of statutes of limitations	(3)	(1)	(2)
Unrecognized tax benefits at December 31	$94	$151	$59

We recognize interest and penalties as part of income tax expense. Total accrued liabilities for interest and penalties were $2 million and $6 million at December 31, 2015 and 2014, respectively. Total interest and penalties recognized as part of income tax expense (benefit) were $(3) million for 2015, $9 million for 2014, and $7 million for 2013.

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 2011, and the statute of limitations bars any additional tax assessments. UPC is not currently under audit by the Internal Revenue Service.

In the third quarter of 2015, UPC and the IRS signed a closing agreement resolving all tax matters for tax years 2009-2010. The settlement had an immaterial effect on our income tax expense. In connection with the settlement, UPC paid $10 million in the fourth quarter of 2015.

In the fourth quarter of 2014, UPC and the IRS signed a closing agreement resolving all tax matters for tax years 2005-2008. The settlement had an immaterial effect on our income tax expense. In connection with the settlement, UPC paid $11 million in 2014.

Several state tax authorities are examining our state income tax returns for years 2006 through 2012.

We do not expect our unrecognized tax benefits to change significantly in the next 12 months. At December 31, 2015, we had a net unrecognized tax benefit liability of $94 million.

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

Millions	2015	2014	2013
Unrecognized tax benefits that would reduce the effective tax rate	$31	$33	$34
Unrecognized tax benefits that would not reduce the effective tax rate	63	118	25
Total unrecognized tax benefits	$94	$151	$59

9. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31:

Millions, Except Per Share Amounts	2015	2014	2013
Net income	$4,772	$5,180	$4,388
Weighted-average number of shares outstanding:
Basic	866.2	897.1	926.5
Dilutive effect of stock options	1.5	2.1	2.4
Dilutive effect of retention shares and units	1.7	1.9	2.6
Diluted	869.4	901.1	931.5
Earnings per share – basic	$5.51	$5.77	$4.74
Earnings per share – diluted	$5.49	$5.75	$4.71

Common stock options totaling 1.1 million, 0.4 million, and 0.5 million for 2015, 2014, and 2013, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

10. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2015	$(1,161)	$(49)	$(1,210)
Other comprehensive income/(loss) before reclassifications	(4)	(43)	(47)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	62	-	62
Net year-to-date other comprehensive income/(loss), net of taxes of $(8) million	58	(43)	15
Balance at December 31, 2015	$(1,103)	$(92)	$(1,195)

Balance at January 1, 2014	$(713)	$(37)	$(750)
Other comprehensive income/(loss) before reclassifications	10	(12)	(2)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	(458)	-	(458)
Net year-to-date other comprehensive income/(loss), net of taxes of $291 million	(448)	(12)	(460)
Balance at December 31, 2014	$(1,161)	$(49)	$(1,210)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost.  See Note 6 Retirement Plans for additional details.

11. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At both December 31, 2015, and 2014, our accounts receivable were reduced by $5 million.  Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial Position.  At December 31, 2015, and 2014, receivables classified as other assets were reduced by allowances of $11 million and $16 million, respectively.

Receivables Securitization Facility – The Railroad maintains a $650 million, 3-year receivables securitization facility maturing in July 2017 under which it sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount outstanding under the facility was $400 million at both December 31, 2015, and December 31, 2014. The facility was supported by $0.9 billion and $1.2 billion of accounts receivable as collateral at December 31, 2015, and December 31, 2014, respectively, which, as a retained interest, is included in accounts receivable, net in our Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability.  The costs of the receivables securitization facility are included in interest expense and were $5 million, $4 million and $5 million for 2015, 2014, and 2013, respectively.

12. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2015	Cost	Depreciation	Value	Useful Life
Land	$5,195	$ N/A	$5,195	N/A
Road:
Rail and other track material	15,236	5,495	9,741	37
Ties	9,439	2,595	6,844	33
Ballast	5,024	1,350	3,674	34
Other roadway [a]	17,374	3,021	14,353	47
Total road	47,073	12,461	34,612	N/A
Equipment:
Locomotives	9,027	3,726	5,301	19
Freight cars	2,203	962	1,241	24
Work equipment and other	897	191	706	19
Total equipment	12,127	4,879	7,248	N/A
Technology and other	919	358	561	11
Construction in progress	1,250	-	1,250	N/A
Total	$66,564	$17,698	$48,866	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2014	Cost	Depreciation	Value	Useful Life
Land	$5,194	$ N/A	$5,194	N/A
Road:
Rail and other track material	14,588	5,241	9,347	33
Ties	9,102	2,450	6,652	33
Ballast	4,826	1,264	3,562	34
Other roadway [a]	16,476	2,852	13,624	47
Total road	44,992	11,807	33,185	N/A
Equipment:
Locomotives	8,276	3,694	4,582	20
Freight cars	2,116	968	1,148	25
Work equipment and other	684	153	531	18
Total equipment	11,076	4,815	6,261	N/A
Technology and other	872	320	552	10
Construction in progress	1,080	-	1,080	N/A
Total	$63,214	$16,942	$46,272	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

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

General and administrative expenditures are expensed as incurred. Normal repairs and maintenance are also expensed as incurred, while costs incurred that extend the useful life of an asset, improve the safety of our operations or improve operating efficiency are capitalized. These costs are allocated using appropriate statistical bases. Total expense for repairs and maintenance incurred was $2.5 billion for 2015, $2.4 billion for 2014, and $2.3 billion for 2013.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

13. Accounts Payable and Other Current Liabilities

	Dec. 31,	Dec. 31,
Millions	2015	2014
Accounts payable	$743	$877
Income and other taxes payable	434	412
Accrued wages and vacation	391	409
Interest payable	208	178
Accrued casualty costs	181	249
Equipment rents payable	105	100
Dividends payable [a]	-	438
Other	550	640
Total accounts payable and other current liabilities	$2,612	$3,303

[a]Beginning in 2015, the timing of the dividend declaration and payable dates was aligned to occur within the same quarter. The 2015 dividends paid amount includes the fourth quarter 2014 dividend of $438 million, which was paid on January 2, 2015, the first quarter 2015 dividend of $484 million, which was paid on March 30, 2015, the second quarter 2015 dividend of $479 million, which was paid on June 30, 2015, the third quarter 2015 dividend of $476 million, which was paid on September 30, 2015, as well as the fourth quarter 2015 dividend of $467 million, which was paid on December 30, 2015.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At December 31, 2015, and 2014, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

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

Swaps allow us to convert debt from fixed rates to variable rates and thereby hedge the risk of changes in the debt’s fair value attributable to the changes in interest rates. We account for swaps as fair value hedges using the short-cut method; therefore, we do not record any ineffectiveness within our

Consolidated Financial Statements. As of December 31, 2015, and 2014, we had no interest rate fair value hedges outstanding.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. As of December 31, 2015, and 2014, we had no interest rate cash flow hedges outstanding.

Earnings Impact – Our use of derivative financial instruments had no impact on pre-tax income for the years ended December 31, 2015, 2014, and 2013.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At December 31, 2015, the fair value of total debt was $15.2 billion, approximately $1.0 billion more than the carrying value.  At December 31, 2014, the fair value of total debt was $13.0 billion, approximately $1.5 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At December 31, 2015, and 2014, approximately $155 million and $163 million, respectively, of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par.  The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

15. Debt

Total debt as of December 31, 2015, and 2014, is summarized below:

Millions	2015	2014
Notes and debentures, 1.8% to 7.9% due through 2065	$11,964	$9,266
Capitalized leases, 3.1% to 8.4% due through 2028	1,268	1,520
Equipment obligations, 2.8% to 6.7% due through 2031	963	597
Receivables Securitization (Note 11)	400	400
Term loans - floating rate, due in 2016	200	200
Mortgage bonds, 4.8% due through 2030	57	57
Medium-term notes, 9.3% to 10.0% due through 2020	23	23
Tax-exempt financings - floating rate, due in 2015	-	8
Unamortized discount and deferred issuance costs [a]	(674)	(658)
Total debt	14,201	11,413
Less: current portion	(594)	(461)
Total long-term debt	$13,607	$10,952

[a]

Includes deferred debt issuance costs of $89 million and $67 million as of December 31, 2015, and 2014, respectively, as a result of the retrospective adoption of Accounting Standard Update (ASU) 2015-03 on December 31, 2015.  Prior to the ASU adoption, deferred debt issuance costs were presented in other assets.

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2015, excluding market value adjustments:

Millions
2016	$594
2017	1,052
2018	566
2019	637
2020	1,034
Thereafter	10,318
Total debt	$14,201

Equipment Encumbrances – Equipment with a carrying value of approximately $2.6 billion and $2.8 billion at December 31, 2015, and 2014, respectively, served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

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

Credit Facilities – At December 31, 2015, we had $1.7 billion of credit available under the facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during 2015. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires UPC to maintain a debt-to-net-worth coverage ratio.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2015, the debt-to-net-worth coverage ratio allowed us to carry up to $41.4 billion of debt (as defined in the facility), and we had $14.3 billion of debt (as defined in the facility) outstanding at that date.  Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During 2015, we did not issue or repay any commercial paper, and at December 31, 2015, and 2014, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $13.6 billion and $15.4 billion at December 31, 2015, and 2014, respectively.

Shelf Registration Statement and Significant New Borrowings – We filed a new shelf registration statement with the SEC that became effective on February 9, 2015. The Board of Directors authorized the issuance of up to $4.0 billion of debt securities, replacing the $4.0 billion authorized under our shelf registration filed in February 2013, which was fully utilized after our January 2015 debt offering noted below. Under our current shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During 2015, we issued the following unsecured, fixed-rate debt securities under our shelf registrations:

Date	Description of Securities
January 29, 2015	$250 million of 1.80% Notes due February 1, 2020
$450 million of 3.375% Notes due February 1, 2035
$450 million of 3.875% Notes due February 1, 2055
June 19, 2015	$400 million of 2.250% Notes due June 19, 2020
$300 million of 3.250% Notes due August 15, 2025
October 29, 2015	$200 million of reopened 3.250% Notes due August 15, 2025
$500 million of 4.050% Notes due November 15, 2045
$400 million of 4.375% Notes due November 15, 2065

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At December 31, 2015, we had remaining authority to issue up to $2.2 billion of debt securities under our shelf registration.

Equipment Trust – On May 12, 2015, UPRR consummated a pass-through (P/T) financing, whereby a P/T trust was created, which issued $399 million of P/T trust certificates with a stated interest rate of 2.695%. The P/T trust certificates will mature on May 12, 2027. The proceeds from the issuance of the P/T trust certificates were used to purchase equipment trust certificates to be issued by UPRR to finance the acquisition of 182 locomotives. The equipment trust certificates are secured by a lien on the locomotives. The $399 million is classified as debt due after one year in our Consolidated Statements of Financial Position.

Debt Exchange – On August 21, 2013, we exchanged $1,170 million of various outstanding notes and debentures due between 2016 and 2040 (the Existing Notes) for $439 million of 3.646% notes (the New 2024 Notes) due February 15, 2024 and $700 million of 4.821% notes (the New 2044 Notes) due February 1, 2044, plus cash consideration of approximately $280 million in addition to $8 million for accrued and unpaid interest on the Existing Notes.  In accordance with ASC 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different.  The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the terms of the New 2024 Notes and the New 2044 Notes.  No gain or loss was recognized as a result of the exchange.  Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $9 million and were included in interest expense during the year ended December 31, 2013.

The following table lists the outstanding notes and debentures that were exchanged:

Principal amount
Millions	exchanged
The 2024 Offers
7.000% Debentures due 2016	$8
5.650% Notes due 2017	38
5.750% Notes due 2017	70
5.700% Notes due 2018	103
7.875% Notes due 2019	20
6.125% Notes due 2020	238

The 2044 Offers
7.125% Debentures due 2028	73
6.625% Debentures due 2029	177
6.250% Debentures due 2034	19
6.150% Debentures due 2037	138
5.780% Notes due 2040	286
Total	$1,170

Receivables Securitization Facility – As of both December 31, 2015 and 2014, we recorded $400 million of borrowings under our receivables securitization facility, as secured debt. (See further discussion of our receivables securitization facility in Note 11).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs.  The future minimum lease payments associated with the VIE leases totaled $2.6 billion as of December 31, 2015.

17. Leases

We lease certain locomotives, freight cars, and other property. The Consolidated Statements of Financial Position as of December 31, 2015 and 2014 included $2,273 million, net of $1,189 million of accumulated depreciation, and $2,454 million, net of $1,210 million of accumulated depreciation, respectively, for properties held under capital leases. A charge to income resulting from the depreciation for assets held under capital leases is included within depreciation expense in our Consolidated Statements of Income. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015, were as follows:

Millions	Operating Leases	Capital Leases
2016	$491	$217
2017	446	220
2018	371	198
2019	339	184
2020	282	193
Later years	1,501	575
Total minimum lease payments	$3,430	$1,587
Amount representing interest	N/A	(319)
Present value of minimum lease payments	N/A	$1,268

Approximately 95% of capital lease payments relate to locomotives. Rent expense for operating leases with terms exceeding one month was $590 million in 2015, $593 million in 2014, and $618 million in 2013. When cash rental payments are not made on a straight-line basis, we recognize variable rental expense on a straight-line basis over the lease term. Contingent rentals and sub-rentals are not significant.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at December 31, 2015. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $318 million to $345 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.  Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2015	2014	2013
Beginning balance	$335	$294	$334
Current year accruals	89	96	87
Changes in estimates for prior years	(3)	9	(38)
Payments	(103)	(64)	(89)
Ending balance at December 31	$318	$335	$294
Current portion, ending balance at December 31	$63	$111	$82

In conjunction with the liability update performed in 2015, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2015, and 2014.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 22% of the recorded liability related to asserted claims and approximately 78% related to unasserted claims at December 31, 2015.  Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $120 million to $129 million.  We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.

Our asbestos-related liability activity was as follows:

Millions	2015	2014	2013
Beginning balance	$126	$131	$139
Accruals/(Credits)	-	1	2
Payments	(6)	(6)	(10)
Ending balance at December 31	$120	$126	$131
Current portion, ending balance at December 31	$6	$8	$9

In conjunction with the liability update performed in 2015, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2015, and 2014.  The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; and there are material changes with respect to payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 290 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, 19 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions	2015	2014	2013
Beginning balance	$182	$171	$170
Accruals	61	56	58
Payments	(53)	(45)	(57)
Ending balance at December 31	$190	$182	$171
Current portion, ending balance at December 31	$52	$60	$53

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

Guarantees – At December 31, 2015, and 2014, we were contingently liable for $53 million and $82 million in guarantees, respectively. We have recorded liabilities of $0 and $0.3 million for the fair value of these obligations as of December 31, 2015, and 2014, respectively. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and in May 2012, the trial judge rendered an opinion establishing the fair market rent and entering judgment for back rent, including prejudgment interest. SFPP appealed the judgment. On November 5, 2014, the Second District Circuit Court of Appeal in California issued an opinion holding that UPRR was not entitled to collect rent from SFPP for easements on the portions of the property acquired solely through federal government land grants issued during the 1800s. The Appellate Court also reversed the award of prejudgment interest and remanded the case to the trial court. A favorable final judgment may materially affect UPRR's results of operations in the period of any monetary recoveries. Due to the uncertainty regarding the amount and timing of any recovery or any subsequent proceedings, we consider this a gain contingency and have not recognized any amounts in the Consolidated Financial Statements as of December 31, 2015.

19. Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of December 31, 2015, we repurchased a total of $16.0 billion of our common stock since the commencement of our repurchase programs in 2007.  The table below represents shares repurchased under this repurchase program.

	Number of Shares Purchased		Average Price Paid
	2015	2014	2015	2014
First quarter	6,881,455	7,640,000	$117.28	$89.43
Second quarter	7,975,100	8,320,000	104.62	96.84
Third quarter	13,800,700	8,347,000	89.65	102.54
Fourth quarter	6,646,899	7,736,400	88.19	113.77
Total	35,304,154	32,043,400	$98.14	$100.65
Remaining number of shares that may be repurchased under current authority			52,652,446

Management's assessments of market conditions and other pertinent factors guide the timing and volume of all repurchases. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

From January 1, 2016, through February 4, 2016, we repurchased 3.7 million shares at an aggregate cost of approximately $268 million.

20. Related Parties

UPRR and other North American railroad companies jointly own TTX Company (TTX).  UPRR has a 36.79% economic and voting interest in TTX while the other North American railroads own the remaining interest.  In accordance with ASC 323 Investments - Equity Method and Joint Venture, UPRR applies the equity method of accounting to our investment in TTX.

TTX is a railcar pooling company that owns railcars and intermodal wells to serve North America’s railroads.  TTX assists railroads in meeting the needs of their customers by providing railcars in an efficient, pooled environment.  All railroads have the ability to utilize TTX railcars through car hire by renting railcars at stated rates.

UPRR had $830 million and $795 million recognized as investments related to TTX in our consolidated statements of financial position as of December 31, 2015 and 2014, respectively. TTX car hire expenses of $376 million in 2015, $350 million in 2014, and $326 million in 2013 are included in equipment and other rents in our consolidated statements of income.  In addition, UPRR had accounts payable to TTX of $61 million and $53 million as of December 31, 2015 and 2014, respectively.

21. Selected Quarterly Data (Unaudited)

Millions, Except Per Share Amounts
2015	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Operating revenues	$5,614	$5,429	$5,562	$5,208
Operating income	1,977	1,949	2,208	1,918
Net income	1,151	1,204	1,300	1,117
Net income per share:
Basic	1.31	1.38	1.51	1.31
Diluted	1.30	1.38	1.50	1.31

Millions, Except Per Share Amounts
2014	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Operating revenues	$5,638	$6,015	$6,182	$6,153
Operating income	1,854	2,196	2,330	2,373
Net income	1,088	1,291	1,370	1,431
Net income per share:
Basic	1.20	1.43	1.53	1.62
Diluted	1.19	1.43	1.53	1.61

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2015, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on the next page.

February 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation

Omaha, Nebraska

We have audited the internal control over financial reporting of Union Pacific Corporation and Subsidiary Companies (the Corporation) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Corporation and our report dated February 5, 2016 expressed  an unqualified opinion on those financial statements and financial statement schedule.

Omaha, Nebraska

February 5, 2016

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

The Board of Directors of UPC has adopted the UPC Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the Code). A copy of the Code may be found on the Internet at our website www.up.com/investor/governance. We intend to disclose any amendments to the Code or any waiver from a provision of the Code on our website.

Item 11. Executive Compensation

Information concerning compensation received by our directors and our named executive officers is presented in the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in Fiscal Year 2015, Outstanding Equity Awards at 2015 Fiscal Year-End, Option Exercises and Stock Vested in Fiscal Year 2015, Pension Benefits at 2015 Fiscal Year-End, Nonqualified Deferred Compensation at 2015 Fiscal Year-End, Potential Payments Upon Termination or Change in Control and Director Compensation in Fiscal Year 2015 segments of the Proxy Statement and is incorporated herein by reference. Additional information regarding compensation of directors, including Board committee members, is set forth in the By-Laws of UPC and the Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, both of which are included as exhibits to this report. Information regarding the Compensation and Benefits Committee is set forth in the Compensation Committee Interlocks and Insider Participation and Compensation Committee Report segments of the Proxy Statement and is incorporated herein by reference.

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

The following table summarizes the equity compensation plans under which UPC common stock may be issued as of December 31, 2015:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,720,201 [1]	$66.67 [2]	76,548,520
Total	7,720,201	$66.67	76,548,520

[1]	Includes 2,148,833 retention units that do not have an exercise price. Does not include 2,048,765 retention shares that have been issued and are outstanding.

[2]	Does not include the retention units or retention shares described above in footnote 1.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of February, 2016.

UNION PACIFIC CORPORATION

By	/s/ Lance M. Fritz
Lance M. Fritz,
Chairman, President and
Chief Executive Officer
Union Pacific Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 5th day of February, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER
AND DIRECTOR:

	By	/s/ Lance M. Fritz
Lance M. Fritz,
Chairman, President and
Chief Executive Officer
Union Pacific Corporation

PRINCIPAL FINANCIAL OFFICER:

	By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President - Finance
and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

	By	/s/ Todd M. Rynaski
Todd M. Rynaski,
Vice President and Controller

DIRECTORS:

Andrew H. Card, Jr.*	Michael R. McCarthy*
Erroll B. Davis, Jr.*	Michael W. McConnell*
David B. Dillon*	Thomas F. McLarty III*
Judith Richards Hope*	Steven R. Rogel*
Charles C. Krulak*	Jose H. Villarreal*

* By	James J. Theisen, Jr.
James J. Theisen, Jr., Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2015	2014	2013
Allowance for doubtful accounts:
Balance, beginning of period	$21	$23	$37
Charges/(reduction) to expense	1	5	(4)
Net recoveries/(write-offs)	(6)	(7)	(10)
Balance, end of period	$16	$21	$23
Allowance for doubtful accounts are presented in the Consolidated Statements of Financial Position as follows:
Current	$5	$5	$1
Long-term	11	16	22
Balance, end of period	$16	$21	$23
Accrued casualty costs:
Balance, beginning of period	$757	$702	$734
Charges to expense	227	256	188
Cash payments and other reductions	(248)	(201)	(220)
Balance, end of period	$736	$757	$702
Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$181	$249	$207
Long-term	555	508	495
Balance, end of period	$736	$757	$702

UNION PACIFIC CORPORATION

Exhibit Index

Exhibit No.	Description
Filed with this Statement
10(a)	Form of Performance Stock Unit Agreement dated February 4, 2016.
10(b)	Form of Stock Unit Agreement for Executives dated February 4, 2016.
10(c)	Form of Non-Qualified Stock Option Agreement for Executives dated February 4, 2016.
12	Ratio of Earnings to Fixed Charges.
21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.
23	Independent Registered Public Accounting Firm’s Consent.
24	Powers of attorney executed by the directors of UPC.
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Lance M. Fritz and Robert M. Knight, Jr.
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015  (filed with the SEC on February 5, 2016), is formatted in XBRL and submitted electronically herewith:  (i) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Financial Position at December 31, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements.

Incorporated by Reference
3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.

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

4(c)	Form of 2.250% Note due 2020 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated June 19, 2015.
4(d)	Form of 3.250% Note due 2025 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated June 19, 2015.
4(e)	Form of 3.250% Note due 2025 is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated October 29, 2015.
4(f)	Form of 4.050% Note due 2045 is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated October 29, 2015.
4(g)

Form of 4.375% Note due 2065 is incorporated herein by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated October 29, 2015.

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

10(p)	Union Pacific Corporation 2013 Stock Incentive Plan, effective May 16, 2013, is incorporated herein by reference to Exhibit 4.3 to the Corporation’s Form S-8 dated May 17, 2013.
10(q)	UPC 2004 Stock Incentive Plan amended March 1, 2013, is incorporated herein by reference to Exhibit 10(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
10(r)

Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding Company, Inc., Union Pacific Merger Co. and Southern Pacific Rail Corporation (SP) is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(s)

Agreement, dated September 25, 1995, among UPC, UPRR, Missouri Pacific Railroad Company (MPRR), SP, Southern Pacific Transportation Company (SPT), The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC) and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC’s Registration Statement on Form S-4 (No. 33 64707).

10(t)

Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR, SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC’s Registration Statement on Form S-4 (No. 33 64707).

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

10(w)	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.
10(x)	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.
10(y)	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.
10(z)	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.
10(aa)	Form of 2013 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.
10(bb)	Form of 2014 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.
10(cc)	Form of 2015 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.
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