Form 10-Q
period 2016-03-31
UNION PACIFIC CORP
filed 2016-04-21
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

☐ Yes     ☒ No

As of April 15,  2016, there were 841,034,308 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended March 31,	2016	2015
Operating revenues:
Freight revenues	$4,502	$5,251
Other revenues	327	363
Total operating revenues	4,829	5,614
Operating expenses:
Compensation and benefits	1,213	1,369
Purchased services and materials	569	643
Depreciation	502	491
Fuel	320	564
Equipment and other rents	289	311
Other	249	259
Total operating expenses	3,142	3,637
Operating income	1,687	1,977
Other income (Note 6)	46	26
Interest expense	(167)	(148)
Income before income taxes	1,566	1,855
Income taxes	(587)	(704)
Net income	$979	$1,151
Share and Per Share (Note 8):
Earnings per share - basic	$1.16	$1.31
Earnings per share - diluted	$1.16	$1.30
Weighted average number of shares - basic	844.0	879.3
Weighted average number of shares - diluted	846.7	882.8
Dividends declared per share	$0.55	$0.55

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended March 31,	2016	2015
Net income	$979	$1,151
Other comprehensive income/(loss):
Defined benefit plans	8	12
Foreign currency translation	(21)	(20)
Total other comprehensive income/(loss) [a]	(13)	(8)
Comprehensive income	$966	$1,143

[a]Net of deferred taxes of $5 million and $3 million during the three months ended March 31, 2016, and 2015, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	March 31,	December 31,
Millions, Except Share and Per Share Amounts	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,673	$1,391
Accounts receivable, net (Note 10)	1,355	1,356
Materials and supplies	716	736
Other current assets	339	647
Total current assets	5,083	4,130
Investments	1,404	1,410
Net properties (Note 11)	49,071	48,866
Other assets	214	194
Total assets	$55,772	$54,600
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$2,885	$2,612
Debt due within one year (Note 14)	402	594
Total current liabilities	3,287	3,206
Debt due after one year (Note 14)	14,791	13,607
Deferred income taxes	15,404	15,241
Other long-term liabilities	1,815	1,844
Commitments and contingencies (Note 16)
Total liabilities	35,297	33,898
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,111,037,931 and 1,110,426,354 issued; 840,938,941 and 849,211,436
outstanding, respectively	2,778	2,776
Paid-in-surplus	4,381	4,417
Retained earnings	30,747	30,233
Treasury stock	(16,223)	(15,529)
Accumulated other comprehensive loss (Note 9)	(1,208)	(1,195)
Total common shareholders' equity	20,475	20,702
Total liabilities and common shareholders' equity	$55,772	$54,600

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended March 31,	2016	2015
Operating Activities
Net income	$979	$1,151
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	502	491
Deferred and other income taxes	169	108
Net gain on non-operating asset dispositions (Note 6)	(25)	(7)
Other operating activities, net	(49)	39
Changes in current assets and liabilities:
Accounts receivable, net	1	47
Materials and supplies	20	(32)
Other current assets	(37)	(75)
Accounts payable and other current liabilities	(58)	(155)
Income and other taxes	671	497
Cash provided by operating activities	2,173	2,064
Investing Activities
Capital investments	(687)	(1,101)
Proceeds from asset sales	29	32
Other investing activities, net	(14)	(73)
Cash used in investing activities	(672)	(1,142)
Financing Activities
Debt issued (Note 14)	1,278	1,146
Common share repurchases (Note 17)	(706)	(792)
Dividends paid	(465)	(922)
Debt repaid	(282)	(333)
Other financing activities, net	(44)	(20)
Cash used in financing activities	(219)	(921)
Net change in cash and cash equivalents	1,282	1
Cash and cash equivalents at beginning of year	1,391	1,586
Cash and cash equivalents at end of period	$2,673	$1,587
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$100	$146
Common shares repurchased but not yet paid	7	15
Cash received from / (paid for):
Income taxes, net of refunds	$282	$(47)
Interest, net of amounts capitalized	(215)	(192)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2015	1,110.1	(226.7)	$ 2,775	$ 4,321	$ 27,367	$ (12,064)	$ (1,210)	$ 21,189
Net income			-	-	1,151	-	-	1,151
Other comp. loss			-	-	-	-	(8)	(8)
Conversion, stock option exercises, forfeitures, and other	0.4	0.5	1	30	-	(15)	-	16
Share repurchases (Note 17)	-	(6.9)	-	-	-	(807)	-	(807)
Cash dividends declared ($0.55 per share)	-	-	-	-	(484)	-	-	(484)
Balance at March 31, 2015	1,110.5	(233.1)	$ 2,776	$ 4,351	$ 28,034	$ (12,886)	$ (1,218)	$ 21,057

Balance at January 1, 2016	1,110.4	(261.2)	$ 2,776	$ 4,417	$ 30,233	$ (15,529)	$ (1,195)	$ 20,702
Net income			-	-	979	-	-	979
Other comp. loss			-	-	-	-	(13)	(13)
Conversion, stock option exercises, forfeitures, and other	0.6	0.4	2	(36)	-	19	-	(15)
Share repurchases (Note 17)	-	(9.3)	-	-	-	(713)	-	(713)
Cash dividends declared ($0.55 per share)	-	-	-	-	(465)	-	-	(465)
Balance at March 31, 2016	1,111.0	(270.1)	$ 2,778	$ 4,381	$ 30,747	$ (16,223)	$ (1,208)	$ 20,475

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2015 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2015, is derived from audited financial statements. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results for the entire year ending December 31, 2016.

The Condensed Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).  Certain prior period amounts in the statement of cash flows have been disaggregated further to conform to the current period financial presentation

2. Accounting Pronouncements

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Subtopic 842). ASU 2016-02 will require companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial position, results of operations, and cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09) Compensation - Stock Compensation (Topic 718), which simplifies the accounting for income taxes related to stock-based compensation. We elected to early adopt ASU 2016-09 in the first quarter of 2016 with an effective date of January 1, 2016. As a result of the adoption, we recognized excess tax benefits of $10 million in the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows. Prior periods have not been adjusted.

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions,
for the Three Months Ended March 31,	2016	2015
Agricultural Products	$882	$939
Automotive	510	516
Chemicals	878	897
Coal	519	915
Industrial Products	834	1,017
Intermodal	879	967
Total freight revenues	$4,502	$5,251
Other revenues	327	363
Total operating revenues	$4,829	$5,614

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $535 million and $544 million, respectively, for the three months ended March 31, 2016, and March  31, 2015.

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

Millions,
for the Three Months Ended March 31,	2016	2015
Stock-based compensation, before tax:
Stock options	$4	$4
Retention awards	13	24
Total stock-based compensation, before tax	$17	$28
Excess tax benefits from equity compensation plans	$10	$53

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2016	2015
Risk-free interest rate	1.3%	1.3%
Dividend yield	2.9%	1.8%
Expected life (years)	5.1	5.1
Volatility	23.2%	23.4%
Weighted-average grant-date fair value of options granted	$11.36	$22.30

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

A summary of stock option activity during the three months ended March 31, 2016, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2016	5,571	$66.69	5.4	yrs.	$114
Granted	1,672	75.52		N/A	N/A
Exercised	(206)	26.60		N/A	N/A
Forfeited or expired	(66)	103.69		N/A	N/A
Outstanding at March 31, 2016	6,971	$69.64	6.3	yrs.	$115
Vested or expected to vest at March 31, 2016	6,894	$69.42	6.3	yrs.	$115
Options exercisable at March 31, 2016	4,414	$59.08	4.7	yrs.	$108

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at March 31, 2016, are subject to performance or market-based vesting conditions.

At March 31, 2016, there was $31 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years. Additional information regarding stock option exercises appears in the table below:

Millions,
for the Three Months Ended March 31,	2016	2015
Intrinsic value of stock options exercised	$10	$32
Cash received from option exercises	9	14
Treasury shares repurchased for employee payroll taxes	(3)	(7)
Tax benefit realized from option exercises	4	12
Aggregate grant-date fair value of stock options vested	19	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2016, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	2,900	$80.01
Granted	819	75.52
Vested	(778)	57.28
Forfeited	(74)	91.72
Nonvested at March 31, 2016	2,867	$84.59

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At March 31, 2016, there was $127 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.3 years.

Performance Retention Awards – In February 2016, our Board of Directors approved performance stock unit grants. The basic terms of these performance stock units are identical to those granted in February 2014 and February 2015,  except for different annual return on invested capital (ROIC) performance targets and the addition of relative operating income growth (OIG) as a modifier compared to the companies included in the S&P 500 Industrials Index. We define ROIC as net operating profit adjusted for interest expense (including interest on the present value of operating leases) and taxes on interest divided by average invested capital adjusted for the present value of operating leases. The modifier can be up to +/- 25% of the award earned based on the ROIC achieved.

Stock units awarded to selected employees under these grants are subject to continued employment for 37 months and the attainment of certain levels of ROIC, and for the 2016 plan, modified for the relative

OIG.  We expense the fair value of the units that are probable of being earned based on our forecasted ROIC over the 3-year performance period, and with respect to the third year of the 2016 plan, the relative OIG modifier. We measure the fair value of these performance stock units based upon the closing price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. Dividend equivalents are paid to participants only after the units are earned.

The assumptions used to calculate the present value of estimated future dividends related to the February 2016 grant were as follows:

2016
Dividend per share per quarter	$0.55
Risk-free interest rate at date of grant	0.9%

Changes in our performance retention awards during the three months ended March 31, 2016, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	1,255	$82.98
Granted	503	70.09
Vested	(530)	62.57
Forfeited	(47)	91.80
Nonvested at March 31, 2016	1,181	$86.30

At March 31, 2016, there was $37 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 2.0 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension and OPEB cost were as follows for the three months ended March 31:

	Pension		OPEB
Millions	2016	2015	2016	2015
Service cost	$22	$24	$1	$1
Interest cost	35	40	3	3
Expected return on plan assets	(67)	(64)	-	-
Amortization of:
Prior service credit	-	-	(2)	(2)
Actuarial loss	20	26	2	3
Net periodic pension cost	$10	$26	$4	$5

Cash Contributions

For the three months ended March 31, 2016, we made $10 million of voluntary cash contributions to the qualified pension plan. Any additional contributions made during 2016 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2016, we do not have minimum cash funding requirements for 2016.

6. Other Income

Other income included the following:

Millions,
for the Three Months Ended March 31,	2016	2015
Net gain on non-operating asset dispositions [a]	$25	$7
Rental income	25	24
Interest income	2	1
Non-operating environmental costs and other	(6)	(6)
Total	$46	$26

[a] 2016 includes $17 million related to a real estate sale.

7. Income Taxes

UPC is not currently under examination by the Internal Revenue Service (IRS).  IRS examinations have been completed and settled for all years prior to 2011, and the statute of limitations bars any additional tax assessments for those years.

Several state tax authorities are examining our state income tax returns for years 2006 through 2012.

At March 31, 2016, we had a net liability for unrecognized tax benefits of $95 million.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts,
for the Three Months Ended March 31,	2016	2015
Net income	$979	$1,151
Weighted-average number of shares outstanding:
Basic	844.0	879.3
Dilutive effect of stock options	1.3	1.8
Dilutive effect of retention shares and units	1.4	1.7
Diluted	846.7	882.8
Earnings per share – basic	$1.16	$1.31
Earnings per share – diluted	$1.16	$1.30
Stock options excluded as their inclusion would be anti-dilutive	3.0	0.6

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2016, and 2015, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2016	$(1,103)	$(92)	$(1,195)
Other comprehensive income/(loss) before reclassifications	(5)	(21)	(26)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	13	-	13
Net quarter-to-date other comprehensive income/(loss), net of taxes of $5 million	8	(21)	(13)
Balance at March 31, 2016	$(1,095)	$(113)	$(1,208)

Balance at January 1, 2015	$(1,161)	$(49)	$(1,210)
Other comprehensive income/(loss) before reclassifications	(4)	(20)	(24)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	16	-	16
Net quarter-to-date other comprehensive income/(loss), net of taxes of $3 million	12	(20)	(8)
Balance at March 31, 2015	$(1,149)	$(69)	$(1,218)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At March 31, 2016, and December 31, 2015, our accounts receivable were reduced by $8 million and $5 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At March 31, 2016, and December 31, 2015, receivables classified as other assets were reduced by allowances of $12 million and $11 million, respectively.

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

The amount outstanding under the facility was $400 million at both March 31, 2016, and December 31, 2015. The facility was supported by $1 billion and $0.9 billion of accounts receivable as collateral at March 31, 2016, and December 31, 2015, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $2 million and $1 million for the three months ended March 31, 2016, and 2015, respectively.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of March 31, 2016	Cost	Depreciation	Value	Useful Life
Land	$5,203	$ N/A	$5,203	N/A
Road:
Rail and other track material	15,390	5,560	9,830	40
Ties	9,547	2,642	6,905	33
Ballast	5,073	1,375	3,698	34
Other roadway [a]	17,540	3,090	14,450	47
Total road	47,550	12,667	34,883	N/A
Equipment:
Locomotives	9,006	3,732	5,274	20
Freight cars	2,219	966	1,253	24
Work equipment and other	900	203	697	19
Total equipment	12,125	4,901	7,224	N/A
Technology and other	950	375	575	11
Construction in progress	1,186	-	1,186	N/A
Total	$67,014	$17,943	$49,071	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2015	Cost	Depreciation	Value	Useful Life
Land	$5,195	$ N/A	$5,195	N/A
Road:
Rail and other track material	15,236	5,495	9,741	37
Ties	9,439	2,595	6,844	33
Ballast	5,024	1,350	3,674	34
Other roadway [a]	17,374	3,021	14,353	47
Total road	47,073	12,461	34,612	N/A
Equipment:
Locomotives	9,027	3,726	5,301	19
Freight cars	2,203	962	1,241	24
Work equipment and other	897	191	706	19
Total equipment	12,127	4,879	7,248	N/A
Technology and other	919	358	561	11
Construction in progress	1,250	-	1,250	N/A
Total	$66,564	$17,698	$48,866	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Mar. 31,	Dec. 31,
Millions	2016	2015
Accounts payable	$791	$743
Income and other taxes payable	764	434
Accrued wages and vacation	403	391
Accrued casualty costs	180	181
Interest payable	162	208
Equipment rents payable	99	105
Other	486	550
Total accounts payable and other current liabilities	$2,885	$2,612

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

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At March 31, 2016, the fair value of total debt was $16.9 billion, approximately $1.7 billion more than the carrying value. At December 31, 2015, the fair value of total debt was $15.2 billion, approximately $1.0 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At both March 31, 2016, and December 31, 2015, approximately $155 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At March 31, 2016, we had $1.7 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2016. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires UPC to maintain a debt-to-net-worth coverage ratio.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2016, the debt-to-net-worth coverage ratio allowed us to carry up to $41.0 billion of debt (as defined in the facility), and we had $15.3 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2016, we did not issue or repay any commercial paper, and at March 31, 2016, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Shelf Registration Statement and Significant New Borrowings  – The Board of Directors authorized the issuance of up to $4.0 billion of debt securities.  Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the three months ended March 31, 2016, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
March 1, 2016	$500 million of 2.750% Notes due March 1, 2026
$600 million of 4.050% Notes due March 1, 2046
$200 million of reopened 4.375% Notes due November 15, 2065

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At March 31, 2016, we had remaining authority to issue up to $0.9 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of both March 31, 2016, and December 31, 2015, we recorded $400 million of borrowings under our receivables securitization facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $2.4 billion as of March 31, 2016.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at March 31, 2016. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $316 million to $346 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2016	2015
Beginning balance	$318	$335
Current year accruals	21	23
Changes in estimates for prior years	(10)	(6)
Payments	(13)	(53)
Ending balance at March 31	$316	$299
Current portion, ending balance at March 31	$61	$70

We have insurance coverage for a portion of the costs incurred to resolve personal injury-related claims, and we have recognized an asset for estimated insurance recoveries at March 31, 2016, and December 31, 2015.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 22% of the recorded liability related to asserted claims and approximately 78% related to unasserted claims at March 31, 2016.

Our asbestos-related liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2016	2015
Beginning balance	$120	$126
Accruals	-	-
Payments	(2)	(1)
Ending balance at March 31	$118	$125
Current portion, ending balance at March 31	$6	$7

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at March 31, 2016, and December 31, 2015.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 303 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, 19 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2016	2015
Beginning balance	$190	$182
Accruals	19	19
Payments	(17)	(10)
Ending balance at March 31	$192	$191
Current portion, ending balance at March 31	$56	$58

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

Guarantees – At both March 31, 2016, and December 31, 2015, we were contingently liable for $53 million in guarantees. The fair value of these obligations as of both March 31, 2016, and December 31, 2015 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At March 31, 2016, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $3.3 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”

Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and in May 2012, the trial judge rendered an opinion establishing the fair market rent and entering judgment for back rent, including prejudgment interest. SFPP appealed the judgment. On November 5, 2014, the Second District Circuit Court of Appeal in California issued an opinion holding that UPRR was not entitled to collect rent from SFPP for easements on the portions of the property acquired solely through federal government land grants issued during the 1800s. The Appellate Court also reversed the award of prejudgment interest and remanded the case to the trial court. A favorable final judgment may materially affect UPRR's results of operations in the period of any monetary recoveries. Due to the uncertainty regarding the amount and timing of any recovery or any subsequent proceedings, we consider this a gain contingency and have not recognized any amounts in the Condensed Consolidated Financial Statements as of March 31, 2016.

17. Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of March 31, 2016, we repurchased a total of $16.7 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during this reporting period.

	Number of Shares Purchased		Average Price Paid
	2016	2015	2016	2015
First quarter	9,315,807	6,881,455	$76.49	$117.28
Remaining number of shares that may be repurchased under current authority			43,336,639

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

18. Related Parties

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

UPRR had $836 million and $830 million recognized as investments related to TTX in our Condensed Consolidated  Statements of Financial Position as of March 31, 2016, and December 31, 2015, respectively. TTX car hire expenses of $90 million for both the three months ended March 31, 2016, and 2015, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $60 million and $61 million as of March 31, 2016, and December 31, 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016, Compared to

Three Months Ended March 31,  2015

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2015 Annual

Report on Form 10-K. There have not been any significant changes with respect to these policies during the first three months of 2016.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.16 per diluted share on net income of nearly $1.0 billion in the first quarter of 2016 compared to earnings of $1.30 per diluted share on net income of $1.2 billion for the first quarter of 2015. Freight revenues decreased 14%, or $749 million, in the first quarter compared to the same period in 2015. The decrease was due to an 8% decline in volume and a 6% decline in average revenue per car (ARC) resulting from lower fuel surcharge revenue and negative business mix. These declines were partially offset by core pricing gains. Lower energy prices continue to negatively impact the demand for coal and shale related products. In addition to the declines in coal, frac sand, crude oil, and pipe shipments; volumes of grain, metals, and intermodal were down compared to 2015. Vehicle sales remained strong in the first quarter, driving continued growth in shipments of finished vehicles and automotive parts.

Throughout the quarter, we continued our efforts to align our critical resources with current demand. At the end of the quarter, we had approximately 4,400 employees either furloughed or in alternate work status and approximately 1,400 locomotives in storage. Our operating expenses decreased 14% in the first quarter of 2016 compared to 2015 as a result of lower fuel prices, volume-related resource reductions, and productivity gains, more than offsetting inflation and higher depreciation expense.

We improved our operating and service metrics during the quarter. As reported to the Association of American Railroads (AAR), average train speed for the first quarter improved 11% compared to the same period in 2015 driven by lower volumes and improved network fluidity. Average terminal dwell time in the first quarter improved 7% compared to the same period in 2015, aided by the lower volumes and improved network operations.

Operating Revenues

Millions,			%
for the Three Months Ended March 31,	2016	2015	Change
Freight revenues	$4,502	$5,251	(14)%
Other revenues	327	363	(10)
Total	$4,829	$5,614	(14)%

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

Freight revenues, excluding the impact of lower fuel surcharge revenue, decreased during the first quarter of 2016 compared to 2015 as a result of volume declines in four of our six commodity groups and negative business mix which were partially offset by core pricing gains.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $113 million in the first quarter of 2016 compared to $447 million in the same period of 2015. Lower fuel surcharge revenue resulted from lower fuel prices,  lower volumes, and a smaller fuel surcharge lag benefit compared to the first quarter of 2015 (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

Other revenues decreased in the first quarter of 2016 compared to 2015 due to volume-related reductions in accessorial revenues and revenues at our subsidiaries, primarily those that broker intermodal and automotive services.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues
Millions,			%
for the Three Months Ended March 31,	2016	2015	Change
Agricultural Products	$882	$939	(6)%
Automotive	510	516	(1)
Chemicals	878	897	(2)
Coal	519	915	(43)
Industrial Products	834	1,017	(18)
Intermodal	879	967	(9)
Total	$4,502	$5,251	(14)%

Revenue Carloads
Thousands,			%
for the Three Months Ended March 31,	2016	2015	Change
Agricultural Products	235	245	(4)%
Automotive	217	202	7
Chemicals	268	267	-
Coal	262	399	(34)
Industrial Products	274	306	(10)
Intermodal [a]	788	812	(3)
Total	2,044	2,231	(8)%

Average Revenue per Car			%
for the Three Months Ended March 31,	2016	2015	Change
Agricultural Products	$3,749	$3,838	(2)%
Automotive	2,350	2,553	(8)
Chemicals	3,272	3,362	(3)
Coal	1,985	2,293	(13)
Industrial Products	3,041	3,325	(9)
Intermodal [a]	1,116	1,191	(6)
Average	$2,202	$2,354	(6)%

[a]Each intermodal container or trailer equals one carload.

Agricultural Products – Freight revenue from agricultural products shipments decreased in the first quarter of 2016 compared to 2015 as lower fuel surcharge revenue and volume declines were partially offset by core pricing gains. The strong U.S. dollar and high worldwide inventories reduced grain and grain products shipments by 5% and 6%, respectively, primarily due to lower demand for export feed grains, wheat, and other feed products.

Automotive  –  Freight revenue from automotive shipments decreased in the first quarter of 2016 compared to 2015 as a result of lower ARC due to lower fuel surcharge revenue and mix of traffic, more than offsetting volume growth and core pricing gains.  Strong automotive production and sales levels drove the volume growth, with stronger growth in automotive parts relative to growth in finished vehicles.

Chemicals – Freight revenue from chemicals decreased in the first quarter of 2016 compared to 2015 primarily due to lower fuel surcharge revenue, which was partially offset by core price improvements.  Volume was flat as crude oil shipments declined resulting from continued low crude oil prices, production declines from various shale formations, and regional pricing differences for various types of crude oil.

Fertilizer shipments also declined due to weak world-wide demand and the strong U.S. dollar.  These decreases were offset by growth in industrial chemical and liquid petroleum shipments.

Coal – Lower volume and lower ARC (due to mix of traffic and lower fuel surcharge revenue) resulted in a decline in freight revenue from coal shipments in the first quarter of 2016 compared to 2015.  These declines were partially offset by core pricing gains.  Shipments out of the Powder River Basin (PRB) declined 38% in the first quarter of 2016 as a result of depressed coal markets due to low natural gas prices, mild winter weather in our served territory, and high inventory levels. Shipments out of Colorado and Utah declined 35% compared to the first quarter of 2015 due to similar market conditions resulting in a shift in electricity generation to other fuel sources as a result of lower natural gas prices. In addition, coal exports declined as a result of a soft global market and lower international coal prices.

Industrial Products – Freight revenue from industrial products shipments decreased compared to the first quarter of 2015 due to lower volume and lower ARC (due to mix of traffic and lower fuel surcharge revenue).  These decreases were partially offset by core price improvements. Declines in shale drilling activity, due to lower crude oil prices, negatively impacted non-metallic mineral (primarily frac sand) shipments compared to 2015. Steel shipments also declined as a result of reductions in shale drilling activity and increased imports associated with the strength of the U.S. dollar. Conversely, rock shipments increased as favorable weather conditions in our served territory supported construction activity while lumber shipments grew due to an increase in Canadian imports driven by a strong U.S. dollar.

Intermodal – Lower fuel surcharge revenue and volume declines, partially offset by core price improvement, resulted in a decline in freight revenue from intermodal shipments in the first quarter of 2016 compared to the same period in 2015. Volume levels from both international and domestic traffic decreased 3%  due to weaker global trade activity, softer domestic sales, and historically high retail inventories.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business decreased 2% to $535 million in the first quarter of 2016 compared to the same period in 2015 primarily due to lower fuel surcharge revenue.  Volume levels increased 6% compared to first quarter of 2015, driven by growth in Coal, Automotive, Agricultural Products, and Intermodal shipments.

Operating Expenses

Millions,			%
for the Three Months Ended March 31,	2016	2015	Change
Compensation and benefits	$1,213	$1,369	(11)%
Purchased services and materials	569	643	(12)
Depreciation	502	491	2
Fuel	320	564	(43)
Equipment and other rents	289	311	(7)
Other	249	259	(4)
Total	$3,142	$3,637	(14)%

Operating expenses decreased $495 million in the first quarter compared to 2015. Significantly lower fuel prices, volume-related savings, lower equipment maintenance expense, and productivity gains drove the decrease.  These cost reductions were partially offset by inflation and higher depreciation expense.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the first quarter, expenses decreased 11%, driven by lower volume-related costs and  productivity gains.  Inflation due to increased costs for health and welfare partially offset these decreases.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 12% in the first quarter of 2016, when compared to the same period of 2015. The primary driver was lower volume-related costs, including a decrease in external transportation expenses incurred by our logistics subsidiaries.  Expenses also decreased due to lower locomotive and freight car repair and maintenance costs.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $1.25 per gallon (including taxes and transportation costs) in the first quarter of 2016, compared to $1.95 per gallon in the same period in 2015, decreased expenses by $173 million. In addition, fuel costs were lower as gross-ton miles decreased 13% compared to the same period in 2015. The fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands, increased 1% compared to the first quarter of 2015. Decreases in heavier, more fuel-efficient shipments, which generally move from a single source to a single destination, decreased gross-ton miles but increased c-rate.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting recent years’ higher capital spending, increased depreciation expense in the first quarter of 2016 compared to 2015. This increase was partially offset by our recent depreciation studies that resulted in lower depreciation rates for some asset classes.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense in the first quarter of 2016 decreased 7% compared to the same period in 2015 mainly driven by the decline in overall volume levels and lower locomotive lease expense.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs in the first quarter decreased 4% from 2015 due to lower personal injury expense for the reduction of the liability for prior years’ activity, as well as lower freight, equipment, and property damage expense. These decreases were partially offset by higher property taxes and a contract settlement that reduced expenses in the first quarter of 2015.

Non-Operating Items

Millions,			%
for the Three Months Ended March 31,	2016	2015	Change
Other income	$46	$26	77%
Interest expense	(167)	(148)	13
Income taxes	(587)	(704)	(17)

Other Income – Other income increased in the first quarter of 2016 compared to 2015 primarily as a result of a $17 million gain from a real estate sale and lower environmental costs on non-operating property in 2016.

Interest Expense – Interest expense increased in the first quarter of 2016 compared to 2015 due to an increased weighted-average debt level of $14.4 billion in 2016 compared to $12.0 billion in 2015, partially offset by a lower effective interest rate of 4.7% compared to 5.0%.

Income Taxes – Income taxes were lower in the first quarter of 2016 compared to 2015, driven by lower pre-tax income and excess tax benefits associated with share-based compensation (application of ASU 2016-09 as of January 1, 2016). Our effective tax rates for first quarter 2016 and 2015 were 37.5% and 38.0%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the AAR. We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

			%
For the Three Months Ended March 31,	2016	2015	Change
Average train speed (miles per hour)	27.3	24.6	11%
Average terminal dwell time (hours)	28.6	30.6	(7)%
Gross ton-miles (billions)	205.5	237.2	(13)%
Revenue ton-miles (billions)	104.7	126.4	(17)%
Operating ratio	65.1	64.8	0.3	pts
Employees (average)	43,655	48,830	(11)%

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed for the first quarter of 2016, as reported to the AAR, improved 11% compared to the same period in 2015. Velocity gains resulted from lower volumes, improved network fluidity and a strong resource position.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time in the first quarter of 2016 improved 7%, compared to the same period of 2015, reflecting the impact of lower volume and improved network operations.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 13% and 17%, respectively, during the first quarter of 2016 compared to 2015, resulting from an 8% decline in carloadings. Changes in commodity mix drove the variances in year-over-year declines between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our first quarter operating ratio increased 0.3 points to 65.1% in 2016 versus 2015 as core pricing gains, resource realignments, and productivity gains were more than offset by the impact of lower volume, inflation, and a larger fuel surcharge lag benefit realized in the first quarter of 2015.

Employees – Employee levels in the first quarter decreased 11% compared to the same period in 2015 driven by lower volume levels, productivity gains, and fewer transportation employees in training.

Debt to Capital / Adjusted Debt to Capital

	Mar. 31,	Dec. 31,
Millions, Except Percentages	2016	2015
Debt (a)	$15,193	$14,201
Equity	20,475	20,702
Capital (b)	$35,668	$34,903
Debt to capital (a/b)	42.6%	40.7%

	Mar. 31,	Dec. 31,
Millions, Except Percentages	2016	2015
Debt	$15,193	$14,201
Net present value of operating leases	2,617	2,726
Unfunded pension and OPEB	445	463
Adjusted debt (a)	18,255	17,390
Equity	20,475	20,702
Adjusted capital (b)	$38,730	$38,092
Adjusted debt to capital (a/b)	47.1%	45.7%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 4.7% at March 31, 2016, and 4.8% at December 31, 2015. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Three Months Ended March 31,	2016	2015
Cash provided by operating activities	$2,173	$2,064
Cash used in investing activities	(672)	(1,142)
Cash used in financing activities	(219)	(921)
Net change in cash and cash equivalents	$1,282	$1

Operating Activities

The timing of tax payments, primarily related to bonus depreciation on capital spending, and changes in working capital in the first three months of 2016 combined to increase cash provided by operating activities compared to the same period of 2015.

Investing Activities

Lower capital investments in the first three months of 2016 decreased cash used in investing activities compared to the same period in 2015.

The table below details cash capital investments:

Millions,
for the Three Months Ended March 31,	2016	2015
Rail and other track material	$146	$170
Ties	126	106
Ballast	50	49
Other [a]	100	65
Total road infrastructure replacements	422	390
Line expansion and other capacity projects	40	124
Commercial facilities	35	50
Total capacity and commercial facilities	75	174
Locomotives and freight cars [b]	100	361
Positive train control	68	92
Technology and other	22	84
Total cash capital investments	$687	$1,101

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include lease buyouts.

Capital Plan

Due to business conditions, we are reducing our capital plan by $75 million to approximately $3.675 billion in 2016, which includes Positive Train Control (PTC), but excludes lease buyouts. We will continue to evaluate and revise our capital plan if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities decreased in the first three months of 2016 compared to the same period of 2015. A decrease of $457 million in dividends paid, an increase of $132 million in debt issued, a decrease of $86 million for the repurchase of shares under our common stock repurchase program, and a decrease of $51 million in debt repaid all contributed to the overall decrease. The decrease in dividends paid was a result of adjusting the dividend payable dates in 2015 to align with the timing of the quarterly dividend declaration and payment within the same quarter. Aligning the quarterly dividend declaration and payment resulted in two payments in the first quarter of 2015: the fourth quarter 2014 dividend of $438 million, which was paid on January 2, 2015, as well as the first quarter 2015 dividend of $484 million, which was paid on March 30, 2015.

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

Millions,
for the Three Months Ended March 31,	2016	2015
Cash provided by operating activities	$2,173	$2,064
Cash used in investing activities	(672)	(1,142)
Dividends paid	(465)	(922)
Free cash flow	$1,036	$-

Credit Facilities – At March 31, 2016, we had $1.7 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2016. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires UPC to maintain a debt-to-net-worth coverage ratio. At March 31, 2016, and December 31, 2015 (and at all times during the periods presented), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2016, the debt-to-net-worth coverage ratio allowed us to carry up to $41.0 billion of debt (as defined in the facility), and we had $15.3 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2016, we did not issue or repay any commercial paper, and at March 31, 2016, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Shelf Registration Statement and Significant New Borrowings –The Board of Directors authorized the issuance of up to $4.0 billion of debt securities.  Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. We have no immediate plans to issue equity securities; however, we will continue to explore opportunities to replace existing debt or access capital through issuances of debt securities under our shelf registration, and, therefore, we may issue additional debt securities at any time.

During the three months ended March 31, 2016, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
March 1, 2016	$500 million of 2.750% Notes due March 1, 2026
$600 million of 4.050% Notes due March 1, 2046
$200 million of reopened 4.375% Notes due November 15, 2065

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At March 31, 2016, we had remaining authority to issue up to $0.9 billion of debt securities under our shelf registration.

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

The amount outstanding under the facility was $400 million at both March 31, 2016, and December 31, 2015. The facility was supported by $1 billion and $0.9 billion of accounts receivable as collateral at March 31, 2016, and December 31, 2015, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $2 million and $1 million for the three months ended March 31, 2016, and 2015, respectively.

Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of March 31, 2016, we repurchased a total of $16.7 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during this reporting period.

	Number of Shares Purchased		Average Price Paid
	2016	2015	2016	2015
First quarter	9,315,807	6,881,455	$76.49	$117.28
Remaining number of shares that may be repurchased under current authority			43,336,639

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

The following tables identify material obligations and commitments as of March 31, 2016:

		Apr. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2016	2017	2018	2019	2020	2020	Other
Debt [a]	$25,103	$647	$1,481	$985	$1,028	$1,386	$19,576	$-
Operating leases [b]	3,282	292	453	379	347	285	1,526	-
Capital lease obligations [c]	1,485	115	220	198	184	193	575	-
Purchase obligations [d]	3,224	1,606	632	304	255	199	196	32
Other postretirement benefits [e]	441	34	45	46	46	45	225	-
Income tax contingencies [f]	95	-	-	-	-	-	-	95
Total contractual obligations	$33,630	$2,694	$2,831	$1,912	$1,860	$2,108	$22,098	$127

[a]Excludes capital lease obligations of $1,197 million, as well as unamortized discount and deferred issuance costs of ($700) million. Includes an interest component of $10,407 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]Represents total obligations, including interest component of $288 million.

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

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of March 31, 2016. For amounts where the year of settlement is uncertain, they are reflected in the Other column.

		Apr. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2016	2017	2018	2019	2020	2020
Credit facilities [a]	$1,700	$-	$-	$-	$1,700	$-	$-
Receivables securitization facility [b]	650	-	650	-	-	-	-
Guarantees [c]	53	9	10	11	8	5	10
Standby letters of credit [d]	32	23	9	-	-	-	-
Total commercial commitments	$2,435	$32	$669	$11	$1,708	$5	$10

[a] None of the credit facility was used as of March 31, 2016.

[b] $400 million of the receivables securitization facility was utilized as of March 31, 2016, which is accounted for as debt. The full program matures in July 2017.

[c]Includes guaranteed obligations related to our affiliated operations.

[d]None of the letters of credit were drawn upon as of March 31, 2016.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Subtopic 842). ASU 2016-02 will require companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial position, results of operations, and cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09) Compensation - Stock Compensation (Topic 718), which simplifies the accounting for income taxes related to stock-based compensation. We elected to early adopt ASU 2016-09 in the first quarter of 2016 with an effective date of January 1, 2016. As a result of the adoption, we recognized excess tax benefits of $10 million in the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows. Prior periods have not been adjusted.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Liquidity and Capital Resources” in Item 2 regarding our capital plan and statements under the caption “Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments.” Forward-looking statements and information also include any other statements or information in this report regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our 2015 Annual Report on Form 10-K, filed February 6, 2016, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2015 Annual Report on Form 10-K.

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

Environmental Matters

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015, a punctured tank car resulted in an accidental release of sulfuric acid in a rail yard in Herington, Kansas in January, 2012. The acid was released on the ground and entered a creek that runs adjacent to the yard. Environmental remediation at the site is complete. Despite negotiations with the federal government, the Assistant U.S. Attorney (District of Kansas) filed a criminal charge against the Railroad on March 30, 2015, in the U.S. District Court for Kansas. The action alleges a misdemeanor charge for negligent violation of the Clean Water Act. The penalty range was $2,500 to $200,000. On January 12, 2016, the federal judge in the U.S. District Court for Kansas dismissed the charge against the Railroad. The U.S. Department of Justice on behalf of the EPA has notified us it will not appeal the dismissal of the charge.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7 of our 2015 Annual Report on Form 10-K.

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

On October 2, 2014, the plaintiffs informed Judge Friedman that their economic expert had a previously undisclosed conflict of interest. Judge Friedman ruled on November 26, 2014, that the plaintiffs had until April 1, 2015, to file a supplemental expert report to support their motion for class certification. The plaintiffs filed their supplemental expert report on April 1, 2015. Judge Friedman issued a scheduling order on June 19, 2015, scheduling a class certification hearing for November 2, 2015. Judge Friedman then vacated the hearing date in an Order on September 28, 2015 because of the potential impact resulting from the decision of the U.S. Supreme Court case, Tyson Foods v. Bouaphakeo, related to class action certification and damages, which was heard on November 10, 2015. The U.S. Supreme Court issued a decision in that case on March 22, 2016.  The parties have filed briefs addressing the Tyson Foods decision and are now preparing to file a joint schedule and briefing statement with Judge Friedman.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities  – The following table presents common stock repurchases during each month for the first quarter of 2016:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jan. 1 through Jan. 31	2,951,126	$71.88	2,947,906	49,704,540
Feb. 1 through Feb. 29	3,762,036	76.18	3,285,917	46,418,623
Mar. 1 through Mar. 31	3,098,581	80.61	3,081,984	43,336,639
Total	9,811,743	$76.29	9,315,807	N/A

[a]Total number of shares purchased during the quarter includes 495,936 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $12.8 billion and $13.6 billion at March 31, 2016, and December 31, 2015, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement
12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2016 and 2015.
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz and Robert M. Knight, Jr.
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 (filed with the SEC on April 21, 2016), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended March 31, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2016 and 2015, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2016 and 2015, and (vi) the Notes to the Condensed Consolidated Financial Statements.

Incorporated by Reference
3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.
4(a)	Form of 2.750% Note due 2026 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 1, 2016.
4(b)	Form of 4.050% Note due 2046 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated March 1, 2016.
4(c)	Form of 4.375% Note due 2065 is incorporated by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated March 1, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 21, 2016

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)