Form 10-Q
period 2016-06-30
UNION PACIFIC CORP
filed 2016-07-21
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

☐ Yes     ☒ No

As of July 15,  2016, there were 832,913,826 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended June 30,	2016	2015
Operating revenues:
Freight revenues	$4,430	$5,068
Other revenues	340	361
Total operating revenues	4,770	5,429
Operating expenses:
Compensation and benefits	1,160	1,305
Purchased services and materials	570	600
Depreciation	504	497
Fuel	346	541
Equipment and other rents	286	312
Other	244	225
Total operating expenses	3,110	3,480
Operating income	1,660	1,949
Other income (Note 6)	77	142
Interest expense	(173)	(153)
Income before income taxes	1,564	1,938
Income taxes	(585)	(734)
Net income	$979	$1,204
Share and Per Share (Note 8):
Earnings per share - basic	$1.17	$1.38
Earnings per share - diluted	$1.17	$1.38
Weighted average number of shares - basic	837.4	872.2
Weighted average number of shares - diluted	840.1	875.2
Dividends declared per share	$0.55	$0.55

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended June 30,	2016	2015
Net income	$979	$1,204
Other comprehensive income/(loss):
Defined benefit plans	13	16
Foreign currency translation	(3)	(6)
Total other comprehensive income/(loss) [a]	10	10
Comprehensive income	$989	$1,214

[a]Net of deferred taxes of $(6) million and $(7) million during the three months ended June 30, 2016, and 2015, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Six Months Ended June 30,	2016	2015
Operating revenues:
Freight revenues	$8,932	$10,319
Other revenues	667	724
Total operating revenues	9,599	11,043
Operating expenses:
Compensation and benefits	2,373	2,674
Purchased services and materials	1,139	1,243
Depreciation	1,006	988
Fuel	666	1,105
Equipment and other rents	575	623
Other	493	484
Total operating expenses	6,252	7,117
Operating income	3,347	3,926
Other income (Note 6)	123	168
Interest expense	(340)	(301)
Income before income taxes	3,130	3,793
Income taxes	(1,172)	(1,438)
Net income	$1,958	$2,355
Share and Per Share (Note 8):
Earnings per share - basic	$2.33	$2.69
Earnings per share - diluted	$2.32	$2.68
Weighted average number of shares - basic	840.7	875.8
Weighted average number of shares - diluted	843.4	879.0
Dividends declared per share	$1.10	$1.10

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Six Months Ended June 30,	2016	2015
Net income	$1,958	$2,355
Other comprehensive income/(loss):
Defined benefit plans	21	28
Foreign currency translation	(24)	(26)
Total other comprehensive income/(loss) [a]	(3)	2
Comprehensive income	$1,955	$2,357

[a]Net of deferred taxes of $(1) million and $(4) million during the six months ended June 30, 2016, and 2015, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	June 30,	December 31,
Millions, Except Share and Per Share Amounts	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,830	$1,391
Short-term investments (Note 13)	330	-
Accounts receivable, net (Note 10)	1,373	1,356
Materials and supplies	660	736
Other current assets	373	647
Total current assets	4,566	4,130
Investments	1,408	1,410
Net properties (Note 11)	49,461	48,866
Other assets	255	194
Total assets	$55,690	$54,600
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$2,686	$2,612
Debt due within one year (Note 14)	409	594
Total current liabilities	3,095	3,206
Debt due after one year (Note 14)	14,777	13,607
Deferred income taxes	15,593	15,241
Other long-term liabilities	1,803	1,844
Commitments and contingencies (Note 16)
Total liabilities	35,268	33,898
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,111,013,884 and 1,110,426,354 issued; 834,070,465 and 849,211,436
outstanding, respectively	2,778	2,776
Paid-in-surplus	4,393	4,417
Retained earnings	31,266	30,233
Treasury stock	(16,817)	(15,529)
Accumulated other comprehensive loss (Note 9)	(1,198)	(1,195)
Total common shareholders' equity	20,422	20,702
Total liabilities and common shareholders' equity	$55,690	$54,600

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Six Months Ended June 30,	2016	2015
Operating Activities
Net income	$1,958	$2,355
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,006	988
Deferred and other income taxes	349	237
Net gain on non-operating asset dispositions (Note 6)	(88)	(128)
Other operating activities, net	(102)	95
Changes in current assets and liabilities:
Accounts receivable, net	(17)	98
Materials and supplies	76	(50)
Other current assets	(56)	(145)
Accounts payable and other current liabilities	38	52
Income and other taxes	361	271
Cash provided by operating activities	3,525	3,773
Investing Activities
Capital investments	(1,590)	(2,207)
Purchase of short-term investments (Note 13)	(330)	-
Proceeds from asset sales	99	171
Other investing activities, net	(17)	(100)
Cash used in investing activities	(1,838)	(2,136)
Financing Activities
Debt issued (Note 14)	1,428	2,243
Common share repurchases (Note 17)	(1,252)	(1,605)
Dividends paid	(925)	(1,401)
Debt repaid	(449)	(396)
Other financing activities, net	(50)	(23)
Cash used in financing activities	(1,248)	(1,182)
Net change in cash and cash equivalents	439	455
Cash and cash equivalents at beginning of year	1,391	1,586
Cash and cash equivalents at end of period	$1,830	$2,041
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$97	$155
Common shares repurchased but not yet paid	62	36
Cash paid for:
Income taxes, net of refunds	$(460)	$(918)
Interest, net of amounts capitalized	(349)	(152)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2015	1,110.1	(226.7)	$ 2,775	$ 4,321	$ 27,367	$ (12,064)	$ (1,210)	$ 21,189
Net income			-	-	2,355	-	-	2,355
Other comp. income			-	-	-	-	2	2
Conversion, stock option exercises, forfeitures, and other	0.3	0.7	1	56	-	(9)	-	48
Share repurchases (Note 17)	-	(14.9)	-	-	-	(1,641)	-	(1,641)
Cash dividends declared ($1.10 per share)	-	-	-	-	(963)	-	-	(963)
Balance at June 30, 2015	1,110.4	(240.9)	$ 2,776	$ 4,377	$ 28,759	$ (13,714)	$ (1,208)	$ 20,990

Balance at January 1, 2016	1,110.4	(261.2)	$ 2,776	$ 4,417	$ 30,233	$ (15,529)	$ (1,195)	$ 20,702
Net income			-	-	1,958	-	-	1,958
Other comp. loss			-	-	-	-	(3)	(3)
Conversion, stock option exercises, forfeitures, and other	0.6	0.6	2	(24)	-	26	-	4
Share repurchases (Note 17)	-	(16.3)	-	-	-	(1,314)	-	(1,314)
Cash dividends declared ($1.10 per share)	-	-	-	-	(925)	-	-	(925)
Balance at June 30, 2016	1,111.0	(276.9)	$ 2,778	$ 4,393	$ 31,266	$ (16,817)	$ (1,198)	$ 20,422

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2015 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2015, is derived from audited financial statements. The results of operations for the six months ended June 30, 2016, are not necessarily indicative of the results for the entire year ending December 31, 2016.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09) Compensation - Stock Compensation (Topic 718), which simplifies the accounting for income taxes related to stock-based compensation. We elected to early adopt ASU 2016-09 in the first quarter of 2016 with an effective date of January 1, 2016. As a result of the adoption, we recognized excess tax benefits in the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows of $6 million and $16 million for the three and six months ended June 30, 2016, respectively. Prior periods have not been adjusted.

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2016	2015	2016	2015
Agricultural Products	$845	$867	$1,727	$1,806
Automotive	488	560	998	1,076
Chemicals	864	905	1,742	1,802
Coal	494	679	1,013	1,594
Industrial Products	830	970	1,664	1,987
Intermodal	909	1,087	1,788	2,054
Total freight revenues	$4,430	$5,068	$8,932	$10,319
Other revenues	340	361	667	724
Total operating revenues	$4,770	$5,429	$9,599	$11,043

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products transported by us are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $550 million and $557 million, respectively, for the three months ended June 30, 2016, and June 30, 2015, and $1,085 million and $1,101 million, respectively, for the six months ended June 30, 2016, and June 30, 2015.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2016	2015	2016	2015
Stock-based compensation, before tax:
Stock options	$4	$5	$8	$9
Retention awards	20	21	33	45
Total stock-based compensation, before tax	$24	$26	$41	$54
Excess tax benefits from equity compensation plans	$6	$2	$16	$55

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

A summary of stock option activity during the six months ended June 30, 2016, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2016	5,571	$66.69	5.4	yrs.	$114
Granted	1,672	75.52		N/A	N/A
Exercised	(369)	32.56		N/A	N/A
Forfeited or expired	(79)	103.93		N/A	N/A
Outstanding at June 30, 2016	6,795	$70.28	6.1	yrs.	$147
Vested or expected to vest at June 30, 2016	6,722	$70.21	6.1	yrs.	$146
Options exercisable at June 30, 2016	4,248	$59.77	4.5	yrs.	$128

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at June 30, 2016, are subject to performance or market-based vesting conditions.

At June 30, 2016, there was $27 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2016	2015	2016	2015
Intrinsic value of stock options exercised	$7	$7	$17	$39
Cash received from option exercises	4	7	13	21
Treasury shares repurchased for employee payroll taxes	(2)	(2)	(5)	(9)
Tax benefit realized from option exercises	3	3	7	15
Aggregate grant-date fair value of stock options vested	-	-	19	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2016, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	2,900	$80.01
Granted	831	75.69
Vested	(789)	57.42
Forfeited	(114)	89.18
Nonvested at June 30, 2016	2,828	$84.67

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At June 30, 2016, there was $113 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2016 grant were as follows:

2016
Dividend per share per quarter	$0.55
Risk-free interest rate at date of grant	0.9%

Changes in our performance retention awards during the six months ended June 30, 2016, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	1,255	$82.98
Granted	503	70.09
Vested	(530)	62.57
Forfeited	(65)	91.98
Nonvested at June 30, 2016	1,163	$86.20

At June 30, 2016, there was $19 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.6 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2016	2015	2016	2015
Service cost	$21	$24	$43	$48
Interest cost	36	40	71	80
Expected return on plan assets	(67)	(64)	(134)	(128)
Amortization of:
Actuarial loss	21	26	41	52
Net periodic pension cost	$11	$26	$21	$52

The components of our net periodic OPEB cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2016	2015	2016	2015
Service cost	$-	$-	$1	$1
Interest cost	3	4	6	7
Amortization of:
Prior service credit	(3)	(3)	(5)	(5)
Actuarial loss	3	3	5	6
Net periodic OPEB cost	$3	$4	$7	$9

Cash Contributions

For the six months ended June 30, 2016, we made $40 million of voluntary cash contributions to the qualified pension plan. Any additional contributions made during 2016 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2016, we do not have minimum cash funding requirements for 2016.

6. Other Income

Other income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions,	2016	2015	2016	2015
Net gain on non-operating asset dispositions [a] [b]	$63	$121	$88	$128
Rental income	23	22	48	46
Interest income	3	1	5	2
Non-operating environmental costs and other	(12)	(2)	(18)	(8)
Total	$77	$142	$123	$168

[a]2016 includes $17 million related to a real estate sale in the first quarter and $50 million related to a real estate sale in the second quarter.

[b]2015 includes $113 million related to a real estate sale in the second quarter.

7. Income Taxes

UPC is not currently under examination by the Internal Revenue Service (IRS).  IRS examinations have been completed and settled for all years prior to 2011, and the statute of limitations bars any additional tax assessments for those years.

Several state tax authorities are examining our state tax returns for years 2006 through 2012.

At June 30, 2016, we had a net liability for unrecognized tax benefits of $92 million.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions, Except Per Share Amounts	2016	2015	2016	2015
Net income	$979	$1,204	$1,958	$2,355
Weighted-average number of shares outstanding:
Basic	837.4	872.2	840.7	875.8
Dilutive effect of stock options	1.4	1.6	1.4	1.7
Dilutive effect of retention shares and units	1.3	1.4	1.3	1.5
Diluted	840.1	875.2	843.4	879.0
Earnings per share – basic	$1.17	$1.38	$2.33	$2.69
Earnings per share – diluted	$1.17	$1.38	$2.32	$2.68
Stock options excluded as their inclusion would be anti-dilutive	3.5	0.9	3.2	0.8

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2016, and 2015, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at April 1, 2016	$(1,095)	$(113)	$(1,208)
Other comprehensive income/(loss) before reclassifications	-	(3)	(3)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	13	-	13
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(6) million	13	(3)	10
Balance at June 30, 2016	$(1,082)	$(116)	$(1,198)

Balance at April 1, 2015	$(1,149)	$(69)	$(1,218)
Other comprehensive income/(loss) before reclassifications	(1)	(6)	(7)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	17	-	17
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(7) million	16	(6)	10
Balance at June 30, 2015	$(1,133)	$(75)	$(1,208)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2016	$(1,103)	$(92)	$(1,195)
Other comprehensive income/(loss) before reclassifications	(5)	(24)	(29)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	26	-	26
Net year-to-date other comprehensive income/(loss), net of taxes of $(1) million	21	(24)	(3)
Balance at June 30, 2016	$(1,082)	$(116)	$(1,198)

Balance at January 1, 2015	$(1,161)	$(49)	$(1,210)
Other comprehensive income/(loss) before reclassifications	(5)	(26)	(31)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	33	-	33
Net year-to-date other comprehensive income/(loss), net of taxes of $(4) million	28	(26)	2
Balance at June 30, 2015	$(1,133)	$(75)	$(1,208)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At June 30, 2016, and December 31, 2015, our accounts receivable were reduced by $4 million and $5 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At June 30, 2016, and December 31, 2015, receivables classified as other assets were reduced by allowances of $16 million and $11 million, respectively.

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

The amount outstanding under the facility was $400 million at both June 30, 2016, and December 31, 2015. The facility was supported by $1.0 billion and $0.9 billion of accounts receivable as collateral at June 30, 2016, and December 31, 2015, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million and $2 million for the three months ended June 30, 2016, and 2015, respectively, and $3 million for both the six months ended June 30, 2016, and 2015.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of June 30, 2016	Cost	Depreciation	Value	Useful Life
Land	$5,205	$ N/A	$5,205	N/A
Road:
Rail and other track material	15,562	5,608	9,954	40
Ties	9,667	2,676	6,991	33
Ballast	5,152	1,392	3,760	34
Other roadway [a]	17,700	3,119	14,581	47
Total road	48,081	12,795	35,286	N/A
Equipment:
Locomotives	9,172	3,830	5,342	20
Freight cars	2,247	966	1,281	24
Work equipment and other	901	213	688	19
Total equipment	12,320	5,009	7,311	N/A
Technology and other	960	385	575	11
Construction in progress	1,084	-	1,084	N/A
Total	$67,650	$18,189	$49,461	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2015	Cost	Depreciation	Value	Useful Life
Land	$5,195	$ N/A	$5,195	N/A
Road:
Rail and other track material	15,236	5,495	9,741	37
Ties	9,439	2,595	6,844	33
Ballast	5,024	1,350	3,674	34
Other roadway [a]	17,374	3,021	14,353	47
Total road	47,073	12,461	34,612	N/A
Equipment:
Locomotives	9,027	3,726	5,301	19
Freight cars	2,203	962	1,241	24
Work equipment and other	897	191	706	19
Total equipment	12,127	4,879	7,248	N/A
Technology and other	919	358	561	11
Construction in progress	1,250	-	1,250	N/A
Total	$66,564	$17,698	$48,866	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Jun. 30,	Dec. 31,
Millions	2016	2015
Accounts payable	$787	$743
Income and other taxes payable	470	434
Accrued wages and vacation	391	391
Interest payable	198	208
Accrued casualty costs	185	181
Equipment rents payable	104	105
Other	551	550
Total accounts payable and other current liabilities	$2,686	$2,612

13. Financial Instruments

Derivative Strategy and Risk – We may use derivative financial instruments in certain instances, for other than trading purposes, to hedge our overall exposure to fluctuations in interest rates and fuel prices. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items at inception, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. Changes in the fair market value of derivative financial instruments that do not qualify for hedge accounting are charged to earnings. We may use swaps, collars, futures, and/or forward contracts to mitigate the risk of adverse movements in interest rates and fuel prices; however, the use of these derivative financial instruments may limit future benefits from favorable interest rate and fuel price movements.

Short-Term Investments – The Company’s short-term investments consist of time deposits and government agency securities. These investments are considered level 2 investments and valued at amortized cost, which approximate fair value ($310 million of time deposits and $20 million of government agency securities as of June 30, 2016).  All short-term investments have a maturity of less than one year and are classified as held-to-maturity.  There were no transfers out of Level 2 during the six months ended June 30, 2016.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At June 30, 2016, the fair value of total debt was $17.5 billion, approximately $2.4 billion more than the carrying value. At December 31, 2015, the fair value of total debt was $15.2 billion, approximately $1.0 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At both June 30, 2016, and December 31, 2015, approximately $155 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At June 30, 2016, we had $1.7 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the six months ended June 30, 2016. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires UPC to maintain a debt-to-net-worth coverage ratio.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2016, the debt-to-net-worth coverage ratio allowed us to carry up to $40.8 billion of debt (as defined in the facility), and we had $15.3 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three and six months ended June 30, 2016, we did not issue or repay any commercial paper, and at June 30, 2016, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Shelf Registration Statement and Significant New Borrowings – The Board of Directors authorized the issuance of up to $4.0 billion of debt securities. Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the six months ended June 30, 2016, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
March 1, 2016	$500 million of 2.750% Notes due March 1, 2026
$600 million of 4.050% Notes due March 1, 2046
$200 million of reopened 4.375% Notes due November 15, 2065

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At June 30, 2016, we had remaining authority to issue up to $0.9 billion of debt securities under our shelf registration.

As of June 30, 2016, we reclassified as long-term debt $100 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Equipment Trust – On May 9, 2016, UPRR consummated a pass-through (P/T) financing, whereby a P/T trust was created, which issued $151 million of P/T trust certificates with a stated interest rate of 2.495%. The P/T trust certificates will mature on November 9, 2029. The proceeds from the issuance of the P/T trust certificates were used to purchase equipment trust certificates to be issued by UPRR to finance the acquisition of 59 locomotives. The equipment trust certificates are secured by a lien on the locomotives. The $151 million is classified as debt due after one year in our Condensed Consolidated Statements of Financial Position.

Receivables Securitization Facility – As of both June 30, 2016, and December 31, 2015, we recorded $400 million of borrowings under our receivables securitization facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $2.3 billion as of June 30, 2016.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at June 30, 2016. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $289 million to $315 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2016	2015
Beginning balance	$318	$335
Current year accruals	38	43
Changes in estimates for prior years	(25)	(1)
Payments	(42)	(65)
Ending balance at June 30	$289	$312
Current portion, ending balance at June 30	$63	$64

We have insurance coverage for a portion of the costs incurred to resolve personal injury-related claims, and we have recognized an asset for estimated insurance recoveries at June 30, 2016, and December 31, 2015.  Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 22% of the recorded liability related to asserted claims and approximately 78% related to unasserted claims at June 30, 2016.

Our asbestos-related liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2016	2015
Beginning balance	$120	$126
Accruals	-	-
Payments	(16)	(3)
Ending balance at June 30	$104	$123
Current portion, ending balance at June 30	$6	$6

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at June 30, 2016, and December 31, 2015.

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

Our environmental liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2016	2015
Beginning balance	$190	$182
Accruals	52	42
Payments	(31)	(22)
Ending balance at June 30	$211	$202
Current portion, ending balance at June 30	$55	$59

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

Guarantees – At both June 30, 2016, and December 31, 2015, we were contingently liable for $53 million in guarantees. The fair value of these obligations as of both June 30, 2016, and December 31, 2015 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At June 30, 2016, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $3.2 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”

Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and in May 2012, the trial judge rendered an opinion establishing the fair market rent and entering judgment for back rent, including prejudgment interest. SFPP appealed the judgment. On November 5, 2014, the Second District Circuit Court of Appeal in California issued an opinion holding that UPRR was not entitled to collect rent from SFPP for easements on the portions of the property acquired solely through federal government land grants issued during the 1800s. The Appellate Court also reversed the award of prejudgment interest and remanded the case to the trial court. A favorable final judgment may materially affect UPRR's results of operations in the period of any monetary recoveries. Due to the uncertainty regarding the amount and timing of any recovery or any subsequent proceedings, we consider this a gain contingency and have not recognized any amounts in the Condensed Consolidated Financial Statements as of June 30, 2016.

17. Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of June 30, 2016, we repurchased a total of $17.3 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during this reporting period.

	Number of Shares Purchased		Average Price Paid
	2016	2015	2016	2015
First quarter	9,315,807	6,881,455	$76.49	$117.28
Second quarter	7,026,100	7,975,100	85.66	104.62
Total	16,341,907	14,856,555	$80.43	$110.48
Remaining number of shares that may be repurchased under current authority			36,310,539

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

UPRR had $847 million and $830 million recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of June 30, 2016, and December 31, 2015, respectively. TTX car hire expenses of $92 million and $96 million for the three months ended June 30, 2016, and 2015, respectively, and $182 million and $186 million for the six months ended June 30, 2016, and 2015, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $62 million and $61 million as of June 30, 2016, and December 31, 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2016, Compared to

Three and Six Months Ended June 30,  2015

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2015 Annual

Report on Form 10-K. There have not been any significant changes with respect to these policies during the first six months of 2016.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.17 per diluted share on net income of nearly $1.0 billion in the second quarter of 2016 compared to earnings of $1.38 per diluted share on net income of $1.2 billion for the second quarter of 2015. Freight revenues decreased 13%, or $638 million, in the second quarter compared to the same period in 2015. The decrease was due to an 11% decline in volume and a  2%  decline in average revenue per car (ARC) resulting from lower fuel surcharge revenue. These declines were partially offset by core pricing gains. Lower energy prices continue to negatively impact the demand for coal and shale related products such as frac sand, crude oil, and pipe shipments.  In addition, intermodal, finished vehicles,  and rock shipments decreased compared to 2015. Conversely, shipments of automotive parts, export grain, and industrial chemicals increased in the second quarter compared to the same period last year.

Aligning our critical resources to current market demands resulted in approximately 3,900 employees either furloughed or in alternate work status, and approximately 1,700 locomotives in storage at the end of the second quarter. Our operating expenses decreased 11% in the second quarter of 2016 compared to 2015 as a result of lower fuel prices, volume-related reductions, and productivity gains, which more than offset inflation and higher depreciation expense.

Overall, we made improvements in many of our operating and service metrics during the quarter, despite the disruptions caused by severe flooding in Texas. As reported to the Association of American Railroads (AAR), average train speed and average terminal dwell time in the second quarter improved 8% and 5% respectively, compared to the same period in 2015 driven by lower volumes and improved network operations.

Operating Revenues

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
Millions	2016	2015	Change	2016	2015	Change
Freight revenues	$4,430	$5,068	(13)%	$8,932	$10,319	(13)%
Other revenues	340	361	(6)	667	724	(8)
Total	$4,770	$5,429	(12)%	$9,599	$11,043	(13)%

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

Freight revenues, excluding the impact of lower fuel surcharge revenue, decreased during the second quarter and year-to-date periods of 2016 compared to 2015 as a result of volume declines in most of our six business groups.  Negative business mix in the first quarter also decreased revenue in the year-to-date period.  These declines were partially offset by core pricing gains.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $87 million and $200 million in the second quarter and year-to-date periods of

2016 compared to $327 million and $774 million in the same periods of 2015. Lower fuel surcharge revenue resulted from lower fuel prices and lower volumes. In addition, fuel surcharge recovery was lower in the second quarter versus 2015 as a number of our fuel recovery programs were below the minimum surcharge entry point as fuel prices declined during the first quarter (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

Other revenues decreased in the second quarter and year-to-date periods of 2016 compared to 2015 due to volume-related reductions in accessorial revenues and revenues at our subsidiaries, primarily those that broker intermodal and automotive services.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Six Months Ended
Freight Revenues	June 30,		%	June 30,		%
Millions	2016	2015	Change	2016	2015	Change
Agricultural Products	$845	$867	(3)%	$1,727	$1,806	(4)%
Automotive	488	560	(13)	998	1,076	(7)
Chemicals	864	905	(5)	1,742	1,802	(3)
Coal	494	679	(27)	1,013	1,594	(36)
Industrial Products	830	970	(14)	1,664	1,987	(16)
Intermodal	909	1,087	(16)	1,788	2,054	(13)
Total	$4,430	$5,068	(13)%	$8,932	$10,319	(13)%

	Three Months Ended			Six Months Ended
Revenue Carloads	June 30,		%	June 30,		%
Thousands,	2016	2015	Change	2016	2015	Change
Agricultural Products	229	225	2%	464	470	(1)%
Automotive	217	222	(2)	434	424	2
Chemicals	275	283	(3)	543	550	(1)
Coal	243	309	(21)	505	708	(29)
Industrial Products	275	308	(11)	549	614	(11)
Intermodal [a]	809	942	(14)	1,597	1,754	(9)
Total	2,048	2,289	(11)%	4,092	4,520	(9)%

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
Average Revenue per Car	2016	2015	Change	2016	2015	Change
Agricultural Products	$3,692	$3,844	(4)%	$3,721	$3,840	(3)%
Automotive	2,247	2,528	(11)	2,298	2,540	(10)
Chemicals	3,146	3,197	(2)	3,208	3,277	(2)
Coal	2,026	2,197	(8)	2,005	2,251	(11)
Industrial Products	3,025	3,144	(4)	3,033	3,234	(6)
Intermodal [a]	1,124	1,154	(3)	1,120	1,171	(4)
Average	$2,163	$2,213	(2)%	$2,183	$2,283	(4)%

[a]Each intermodal container or trailer equals one carload.

Agricultural Products – Freight revenue from agricultural products shipments decreased in the second quarter and year-to-date periods of 2016 compared to 2015 due to lower fuel surcharge revenue and mix of traffic, which were partially offset by core pricing gains. Volumes increased 2% in the second quarter compared to 2015 driven by a 7% increase in grain shipments as a result of strong demand for corn in Mexico and strong overseas demand due to market conditions in South America.    Year-to-date, volumes were down 1% as the strong U.S. dollar and continued high worldwide inventories reduced grain products shipments by 6%.

Automotive – Freight revenue from automotive shipments decreased in the second quarter compared to 2015 due to lower fuel surcharge revenue, mix of traffic, and volume declines, which more than offset core pricing gains.  Year-to-date, automotive freight revenue decreased compared to 2015 as a result of lower fuel surcharge revenue and mix of traffic, more than offsetting volume growth of 2% and core pricing gains. Volumes declined in the second quarter compared to 2015 as finished vehicle shipments decreased 10% resulting from a partial contract loss as well as reduced production of passenger vehicles, impacting key UPRR-served plants. Automotive parts shipments grew 9% and 10% in the second quarter and year-to-date periods, respectively, driven by truck-to-rail conversions.

Chemicals – Freight revenue from chemicals decreased in the second quarter and year-to-date periods of 2016 compared to 2015 primarily due to lower fuel surcharge revenue and volume declines, which were partially offset by core price improvements.  Crude oil shipments declined resulting from continued low crude oil prices, production declines from various shale formations, and regional pricing differences for certain types of crude oil.  Fertilizer shipments also declined due to weak world-wide demand and the strong U.S. dollar.  These decreases were offset by growth in industrial chemical and liquid petroleum shipments.

Coal – Lower volume, mix of traffic, and lower fuel surcharge revenue resulted in a decline in freight revenue from coal shipments in the second quarter and year-to-date periods of 2016 compared to 2015.    Shipments out of the Powder River Basin (PRB) declined 23% in the second quarter of 2016 as a result of depressed coal markets due to lower natural gas prices, mild winter and spring weather in our served territory, and high inventory levels. Shipments out of Colorado and Utah declined 23% compared to the second quarter of 2015 due to similar market conditions. In addition, coal exports declined as a result of a soft global market and lower international coal prices.

Industrial Products – Freight revenue from industrial products shipments decreased compared to the second quarter and year-to-date periods of 2015 as a result of lower volume, mix of traffic and lower fuel surcharge revenue. These decreases were partially offset by core price improvements. Declines in shale drilling activity, due to lower crude oil prices, negatively impacted non-metallic mineral (primarily frac sand) shipments compared to 2015. Steel shipments also declined as a result of reductions in shale drilling activity and strong import levels associated with the strength of the U.S. dollar. Rock shipments also decreased in both periods versus 2015 as severe weather and flooding in Texas during the second quarter delayed construction activity and the demand for shipment of materials.

Intermodal – Lower volume and lower fuel surcharge revenue, partially offset by core pricing gains, resulted in a decline in freight revenue from intermodal shipments in the second quarter and year-to-date periods of 2016 compared to the same periods in 2015. Volume levels from international and domestic traffic decreased 22%  and 6%, respectively, in the second quarter versus 2015 due to weaker global trade activity, softer domestic sales, and historically high retail inventories. Year-to-date, volume levels from international and domestic traffic decreased 13%  and 5%, respectively, compared to last year.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business decreased 1% to $550 million in the second quarter compared to the same period in 2015 primarily due to lower fuel surcharge revenue. Year-to-date, revenue decreased 1% to $1,085 million compared to  last year. Volume levels increased 5% in both periods compared to 2015, driven by growth in Agricultural Products, Coal, Intermodal and automotive parts shipments.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
Millions	2016	2015	Change	2016	2015	Change
Compensation and benefits	$1,160	$1,305	(11)%	$2,373	$2,674	(11)%
Purchased services and materials	570	600	(5)	1,139	1,243	(8)
Depreciation	504	497	1	1,006	988	2
Fuel	346	541	(36)	666	1,105	(40)
Equipment and other rents	286	312	(8)	575	623	(8)
Other	244	225	8	493	484	2
Total	$3,110	$3,480	(11)%	$6,252	$7,117	(12)%

Operating expenses decreased $370 million and $865 million in the second quarter and year-to-date periods, respectively, compared to 2015. Significantly lower fuel prices, volume-related savings, productivity gains, and lower equipment maintenance expense drove the decreases.  These cost reductions were partially offset by inflation, higher depreciation expense and increased personal injury and other general expenses.

Compensation and Benefits  – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For both the second quarter and year-to-date periods, expenses decreased 11% driven by lower volume-related costs,  productivity gains, and lower training expense. Inflation due to increased costs for health and welfare partially offset these decreases.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 5% and 8% in the second quarter and year-to-date periods of 2016, respectively, when compared to the same periods of 2015. The primary drivers included lower volume-related costs and lower locomotive and freight car repair and maintenance expenses.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $1.45 per gallon (including taxes and transportation costs) in the second quarter of 2016, compared to $1.99 per gallon in the same period in 2015, decreased expenses by $126 million. In addition, fuel costs were lower as gross-ton miles decreased 11% compared to the same period in 2015. The fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands, improved 2% compared to the second quarter of 2015.  For the six month period, lower locomotive diesel fuel prices averaged $1.35 per gallon in 2016 compared to $1.97 in 2015, decreasing expenses by $299 million.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting recent years’ higher capital spending, increased depreciation expense in the second quarter of 2016 compared to 2015. This increase was partially offset by our recent depreciation studies that resulted in lower depreciation rates for some asset classes.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense in the second quarter and year-to-date periods of 2016 decreased 8% compared to the same periods in 2015, mainly driven by the decline in overall volume levels and lower locomotive lease expense.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs in the second quarter increased 8% from 2015 resulting from higher personal injury expense due to adverse developments in a few individual prior year claims.  Year-to-date, other expenses increased 2% as a result of higher property taxes, environmental expense, and other general expenses, which were partially offset by lower freight, equipment and property damage expense.

Non-Operating Items

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
Millions	2016	2015	Change	2016	2015	Change
Other income	$77	$142	(46)%	$123	$168	(27)%
Interest expense	(173)	(153)	13	(340)	(301)	13
Income taxes	(585)	(734)	(20)	(1,172)	(1,438)	(18)

Other Income – Other income decreased in the second quarter and year-to-date periods of 2016 compared to 2015 primarily as a result of a $113 million real estate sale gain in 2015 and higher environmental costs on non-operating property in 2016. The decreases were partially offset by a $17 million real estate sale gain in the first quarter of 2016 and a $50 million real estate sale gain in the second quarter of 2016.

Interest Expense – Interest expense increased in the second quarter of 2016 compared to 2015 due to an increased weighted-average debt level of $15.2 billion in 2016 compared to $12.6 billion in 2015, partially offset by a lower effective interest rate of 4.6% compared to 4.9%. Year-to-date, interest expense increased due to an increased weighted-average debt level of $14.7  billion in 2016 from $12.3 billion in 2015, partially offset by a lower effective interest rate of 4.7% compared to 4.9%.

Income Taxes – Income taxes were lower in the second quarter and year-to-date periods of 2016 compared to 2015, driven by lower pre-tax income. Our effective tax rates for second quarter 2016 and 2015 were 37.4% and 37.9%, respectively. Our 2016 year-to-date effective tax rate was 37.4% compared to 37.9% in 2015.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the AAR. We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

	Three Months Ended				Six Months Ended
	June 30,		%		June 30,		%
	2016	2015	Change		2016	2015	Change
Average train speed (miles per hour)	26.6	24.6	8%		27.0	24.6	10%
Average terminal dwell time (hours)	27.1	28.4	(5)%		27.8	29.5	(6)%
Gross ton-miles (billions)	202.9	227.6	(11)%		408.4	464.8	(12)%
Revenue ton-miles (billions)	102.9	116.3	(12)%		207.5	242.7	(14)%
Operating ratio	65.2	64.1	1.1	pts	65.1	64.4	0.7	pts
Employees (average)	43,053	48,992	(12)%		43,354	48,911	(11)%

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed for the second quarter and year-to-date periods of 2016, as reported to the AAR, improved 8% and 10%, respectively, compared to the same periods in 2015. Velocity gains resulted from lower volumes, improved network fluidity and a strong resource position.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time in the second quarter and year-to-date periods of 2016 improved 5% and 6%, respectively, compared to the same periods of 2015, reflecting the impact of lower volumes and improved network operations.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 11% and 12%, respectively, during the second quarter of 2016 compared to 2015, resulting from an 11% decline in carloadings. Year-to-date, gross ton-miles and revenue ton-miles decreased 12% and 14% respectively, compared to the same period of 2015, resulting from a  9% decrease in carloadings. Changes in commodity mix drove the variances in year-over-year declines between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our second quarter operating ratio increased 1.1 points to 65.2% in 2016 versus 2015 as core pricing gains, resource realignments, and productivity gains were more than offset by the impact of lower volume and inflation. Year-to-date, our operating ratio of 65.1%  increased 0.7 points compared to the same period in 2015.

Employees – Employee levels in the second quarter and year-to-date periods decreased 12% and 11% respectively, compared to the same periods in 2015.  The decreases were driven by lower volume levels, productivity gains, and fewer transportation employees in training.

Debt to Capital / Adjusted Debt to Capital

	Jun. 30,	Dec. 31,
Millions, Except Percentages	2016	2015
Debt (a)	$15,186	$14,201
Equity	20,422	20,702
Capital (b)	$35,608	$34,903
Debt to capital (a/b)	42.6%	40.7%

	Jun. 30,	Dec. 31,
Millions, Except Percentages	2016	2015
Debt	$15,186	$14,201
Net present value of operating leases	2,606	2,726
Unfunded pension and OPEB	416	463
Adjusted debt (a)	18,208	17,390
Equity	20,422	20,702
Adjusted capital (b)	$38,630	$38,092
Adjusted debt to capital (a/b)	47.1%	45.7%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 4.7% at June 30, 2016, and 4.8% at December 31, 2015. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Six Months Ended June 30,	2016	2015
Cash provided by operating activities	$3,525	$3,773
Cash used in investing activities	(1,838)	(2,136)
Cash used in financing activities	(1,248)	(1,182)
Net change in cash and cash equivalents	$439	$455

Operating Activities

In the first six months of 2016, lower income and changes in working capital combined to decrease cash provided by operating activities compared to the same period of 2015. The timing of tax payments, primarily related to bonus depreciation on capital spending partially offset these decreases.

Investing Activities

Lower capital investments, partially offset by short-term investment purchases, decreased cash used in investing activities in the first six months of 2016 compared to the same period in 2015.

The table below details cash capital investments:

Millions,
for the Six Months Ended June 30,	2016	2015
Rail and other track material	$328	$379
Ties	268	225
Ballast	124	118
Other [a]	213	164
Total road infrastructure replacements	933	886
Line expansion and other capacity projects	70	257
Commercial facilities	72	96
Total capacity and commercial facilities	142	353
Locomotives and freight cars [b]	311	642
Positive train control	161	184
Technology and other	43	142
Total cash capital investments	$1,590	$2,207

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include early lease buyouts of $27 million in 2016 and $60 million in 2015.

Capital Plan

As previously disclosed, we expect our capital plan to be approximately $3.675 billion in 2016, which includes Positive Train Control (PTC), but excludes lease buyouts. We will continue to evaluate and revise our capital plan if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased in the first six months of 2016 compared to the same period of 2015 by $66 million. A decrease of $815 million in debt issued more than offset reductions in dividends paid and common stock repurchases of $476 million and $353 million, respectively. The decrease in dividends paid was a result of adjusting the dividend payable dates in 2015 to align with the timing of the quarterly dividend declaration and payment dates within the same quarter. Aligning the quarterly dividend declaration and payment resulted in two payments in the first quarter of 2015: the fourth quarter 2014 dividend of $438 million, which was paid on January 2, 2015, as well as the first quarter 2015 dividend of $484 million, which was paid on March 30, 2015.  The second quarter 2015 dividend of $479 million was paid on June 30, 2015.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid.

Free cash flow is not considered a financial measure under GAAP by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe free cash flow is important to management and investors in evaluating our financial performance and measures our ability to generate cash without additional external financings. Free cash flow should be considered in addition to, rather than as a substitute for, cash provided by operating activities. The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions,
for the Six Months Ended June 30,	2016	2015
Cash provided by operating activities	$3,525	$3,773
Cash used in investing activities	(1,838)	(2,136)
Dividends paid	(925)	(1,401)
Free cash flow	$762	$236

Credit Facilities – At June 30, 2016, we had $1.7 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the six months ended June 30, 2016. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires UPC to maintain a debt-to-net-worth coverage ratio. At June 30, 2016, and December 31, 2015 (and at all times during the periods presented), we were in compliance with this covenant.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2016, the debt-to-net-worth coverage ratio allowed us to carry up to $41.0 billion of debt (as defined in the facility), and we had $15.3 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three and six months ended June 30, 2016, we did not issue or repay any commercial paper, and at June 30, 2016, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

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

During the six months ended June 30, 2016, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
March 1, 2016	$500 million of 2.750% Notes due March 1, 2026
$600 million of 4.050% Notes due March 1, 2046
$200 million of reopened 4.375% Notes due November 15, 2065

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At June 30, 2016, we had remaining authority to issue up to $0.9 billion of debt securities under our shelf registration.

As of June 30, 2016, we reclassified as long-term debt $100 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Equipment Trust – On May 9, 2016, UPRR consummated a pass-through (P/T) financing, whereby a P/T trust was created, which issued $151 million of P/T trust certificates with a stated interest rate of 2.495%. The P/T trust certificates will mature on November 9, 2029. The proceeds from the issuance of the P/T trust certificates were used to purchase equipment trust certificates to be issued by UPRR to finance the acquisition of 59 locomotives. The equipment trust certificates are secured by a lien on the locomotives. The $151 million is classified as debt due after one year in our Condensed Consolidated Statements of Financial Position.

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

The amount outstanding under the facility was $400 million at both June 30, 2016, and December 31, 2015. The facility was supported by $1.0 billion and $0.9 billion of accounts receivable as collateral at June 30, 2016, and December 31, 2015, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the receivables securitization facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the receivables securitization facility are included in interest expense and were $1 million and $2 million for the three months ended June 30, 2016, and 2015, respectively, and $3 million for both the six months ended June 30, 2016, and 2015.

Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of June 30, 2016, we repurchased a total of $17.3 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during this reporting period.

	Number of Shares Purchased		Average Price Paid
	2016	2015	2016	2015
First quarter	9,315,807	6,881,455	$76.49	$117.28
Second quarter	7,026,100	7,975,100	85.66	104.62
Total	16,341,907	14,856,555	$80.43	$110.48
Remaining number of shares that may be repurchased under current authority			36,310,539

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

The following tables identify material obligations and commitments as of June 30, 2016:

		Jul. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2016	2017	2018	2019	2020	2020	Other
Debt [a]	$25,047	$301	$1,591	$994	$1,036	$1,395	$19,730	$-
Operating leases [b]	3,248	225	458	384	348	285	1,548	-
Capital lease obligations [c]	1,439	69	220	198	184	193	575	-
Purchase obligations [d]	3,563	1,400	914	559	258	202	198	32
Other postretirement benefits [e]	430	22	45	46	46	46	225	-
Income tax contingencies [f]	92	-	-	-	-	-	-	92
Total contractual obligations	$33,819	$2,017	$3,228	$2,181	$1,872	$2,121	$22,276	$124

[a]Excludes capital lease obligations of $1,162 million, as well as unamortized discount and deferred issuance costs of ($692) million. Includes an interest component of $10,331 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]Represents total obligations, including interest component of $277 million.

[d]Purchase obligations include locomotive maintenance contracts; purchase commitments for fuel purchases, locomotives, ties, ballast, and rail; and agreements to purchase other goods and services.  For amounts where we cannot reasonably estimate the year of settlement, they are included in the Other column.

[e]Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of June 30, 2016. For amounts where the year of settlement is uncertain, they are included in the Other column.

		Jul. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2016	2017	2018	2019	2020	2020
Credit facilities [a]	$1,700	$-	$-	$-	$1,700	$-	$-
Receivables securitization facility [b]	650	-	650	-	-	-	-
Guarantees [c]	53	9	10	11	8	5	10
Standby letters of credit [d]	20	7	13	-	-	-	-
Total commercial commitments	$2,423	$16	$673	$11	$1,708	$5	$10

[a] None of the credit facility was used as of June 30, 2016.

[b] $400 million of the receivables securitization facility was utilized as of June 30, 2016, which is accounted for as debt. The full program matures in July 2017.

[c]Includes guaranteed obligations related to our affiliated operations.

[d]None of the letters of credit were drawn upon as of June 30, 2016.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09) Compensation - Stock Compensation (Topic 718), which simplifies the accounting for income taxes related to stock-based compensation. We elected to early adopt ASU 2016-09 in the first quarter of 2016 with an effective date of January 1, 2016. As a result of the adoption, we recognized excess tax benefits in the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows of $6 million and $16 million for the three and six months ended June 30, 2016, respectively. Prior periods have not been adjusted.

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

On October 2, 2014, the plaintiffs informed Judge Friedman that their economic expert had a previously undisclosed conflict of interest. Judge Friedman ruled on November 26, 2014, that the plaintiffs had until April 1, 2015, to file a supplemental expert report to support their motion for class certification. The plaintiffs filed their supplemental expert report on April 1, 2015. Judge Friedman issued a scheduling order on June 19, 2015, scheduling a class certification hearing for November 2, 2015. Judge Friedman then vacated the hearing date in an Order on September 28, 2015 because of the potential impact resulting from the decision of the U.S. Supreme Court case, Tyson Foods v. Bouaphakeo, related to class action certification and damages. The U.S. Supreme Court issued a decision in that case on March 22, 2016.  After reviewing the Supreme Court’s decision and related briefings from the parties, Judge Friedman issued an order scheduling the class certification hearing for the week of September 26, 2016.  We are in the process of preparing for the class certification hearing.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2016:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Apr. 1 through Apr. 30	607,685	$88.52	600,000	42,736,639
May 1 through May 31	2,754,997	83.66	2,719,200	40,017,439
Jun. 1 through Jun. 30	3,710,534	86.68	3,706,900	36,310,539
Total	7,073,216	$85.66	7,026,100	N/A

[a]Total number of shares purchased during the quarter includes 47,116 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $12.8 billion and $13.6 billion at June 30, 2016, and December 31, 2015, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement
12(a) 12(b)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2016 and 2015. Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2016 and 2015.
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz and Robert M. Knight, Jr.
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 (filed with the SEC on July 21, 2016), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended June 30, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2016 and 2015, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2016 and 2015, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated:  July 21, 2016

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)