Form 10-K
period 2016-12-31
UNION PACIFIC CORP
filed 2017-02-03
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

☐ Yes   ☑ No

As of June 30, 2016, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $72.7 billion.

The number of shares outstanding of the registrant’s Common Stock as of January 27, 2017 was 813,795,240.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2017, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

UNION PACIFIC CORPORATION

February 3, 2017

Fellow Shareholders:

2016 was the second consecutive year of significant volume declines and business mix shifts at our company.  However, even with these challenges, the Union Pacific team remained focused on the things which were in our control, enabling us to deliver solid results in a difficult environment.  We generated earnings of $5.07 per share, compared with last year’s $5.49 per share, and our operating ratio was 63.5, just 0.4 points worse than last year’s record best 63.1 percent.

Market factors such as soft energy prices, the impact of the strong U.S. dollar on exports and a sluggish domestic consumer economy were the major drivers of a 7 percent decline in total volume last year.  Carloadings were down in four of our six commodity groups, including a 20 percent decrease in coal traffic alone.  On the positive side, a large U.S. grain harvest, along with strong global demand, drove a significant increase in our grain shipments, especially in the latter part of the year.

Throughout the year, the men and women of Union Pacific worked through these challenges by implementing the six Value Tracks that encompass our strategy for creating long-term value at our company.

The first of these Tracks is World Class Safety, and I am pleased to report that 2016 was an outstanding year for employee safety performance.  Our reportable personal injury rate of 0.75 declined 14 percent from last year to an all-time record low. As we move forward, we continue to follow our safety strategy to yield record results on our way toward achieving our ultimate goal of an incident free environment. We have an unrelenting focus on risk reduction through internal programs such as Courage to Care and Total Safety Culture, so that every employee returns home safely at the end of each day.

As volumes decreased from 2015 levels, our Engaged Team, across the company, was successful in aligning our resources to meet demand while safely and efficiently serving our customers.  Our operating metrics showed a step function improvement throughout last year.   Average system velocity, as reported to the AAR, increased 5 percent and average terminal dwell improved 4 percent when compared to 2015. Through Innovation and the implementation of our “Grow to 55 and Zero” initiatives, we generated significant Resource Productivity, and have turbocharged our efforts toward further productivity in the future.

Our robust capital program helps ensure that we have the necessary resources and network capacity to provide an Excellent Customer Experience.  It enables us to handle current volumes safely and efficiently, improve network fluidity, and prepare for future profitable growth.  We invested about $3.5 billion in 2016, including about $1.8 billion in replacement capital to harden our infrastructure, and to improve the safety and resiliency of our network, as well as about $370 million toward completing the federally mandated Positive Train Control project. The largest driver of the $800 million reduction to this year’s program was lower spending for locomotives and other equipment.

Targeted capital investment combined with a thoughtful approach to both existing markets and new business development all work to ensure that we continue to Maximize our Franchise value.  A key reflection of increased value for our shareholders is in total shareholder return, which increased 36% in 2016, compared with 12% for the S&P 500. While return on invested capital* of 12.7 percent fell short of last year’s 14.3 percent, Union Pacific was able to increase our quarterly declared dividend per share by 10 percent, with dividends paid in 2016 totaling $1.9 billion.  We also repurchased 35 million Union Pacific shares, which was 4 percent of total shares outstanding.  Between dividends and share repurchases, Union Pacific returned $5 billion to our shareholders in 2016.

Looking to 2017, we are gaining optimism about some of the macro-economic indicators which drive our core business.  Higher energy prices, favorable agricultural markets, and improving demand for U.S. consumer products all give us confidence we can return to year-over-year positive volume growth. The strength and diversity of the Union Pacific franchise have us well-positioned to safely and efficiently leverage stronger volumes as our markets rebound and we continue to execute on our Strategic Value Tracks to generate strong returns for our shareholders.

Chairman, President and Chief Executive Officer

*See Item 7 of this report for reconciliations to U.S. GAAP.

DIRECTORS AND SENIOR MANAGEMENT

BOARD OF DIRECTORS

Andrew H. Card, Jr.	Deborah C. Hopkins	Michael W. McConnell
Former White House	Former Chief Executive Officer	General Partner and
Chief of Staff	Citi Ventures	Former Managing Partner
Board Committees: Audit,	Former Chief Innovation Officer	Brown Brothers Harriman & Co.
Compensation and Benefits	Citi	Board Committees: Audit, Finance
Board Committees: Corporate
Erroll B. Davis, Jr.	Governance and Nominating, Finance	Thomas F. McLarty III
Former Chairman,		President
President & CEO	Charles C. Krulak	McLarty Associates
Alliant Energy Corporation	General, USMC, Ret.	Board Committees: Finance (Chair),
Board Committees: Compensation	Board Committees: Audit, Finance	Corporate Governance and
and Benefits (Chair), Corporate		Nominating
Governance and Nominating	Jane H. Lute
	Former Chief Executive Officer	Steven R. Rogel
David B. Dillon	Center for Internet Security	Former Chairman
Former Chairman	Board Committees: Audit, Corporate	Weyerhaeuser Company
The Kroger Company	Governance and Nominating	Board Committees: Compensation
Board Committees: Audit (Chair),		and Benefits, Corporate Governance
Compensation and Benefits	Michael R. McCarthy	and Nominating
Chairman
Lance M. Fritz	McCarthy Group, LLC	Jose H. Villarreal
Chairman, President and	Lead Independent Director	Advisor
Chief Executive Officer	Board Committees: Corporate	Akin, Gump, Strauss, Hauer &
Union Pacific Corporation and	Governance and Nominating (Chair),	Feld, LLP
Union Pacific Railroad Company	Finance	Board Committees: Audit,
Compensation and Benefits

SENIOR MANAGEMENT

Lance M. Fritz	Robert M. Knight, Jr.	Todd M. Rynaski
Chairman, President and	Executive Vice President	Vice President and Controller
Chief Executive Officer	and Chief Financial Officer	Union Pacific Corporation
Union Pacific Corporation and	Union Pacific Corporation
Union Pacific Railroad Company		Cameron A. Scott
	Scott D. Moore	Executive Vice President and
Eric L. Butler	Senior Vice President–	Chief Operating Officer
Executive Vice President,	Corporate Relations	Union Pacific Railroad Company
Chief Administrative Officer, and	Union Pacific Corporation
Corporate Secretary		Lynden L. Tennison
Union Pacific Corporation	Joseph E. O’Connor, Jr.	Senior Vice President and
	Vice President–Labor Relations	Chief Information Officer
Diane K. Duren	Union Pacific Railroad Company	Union Pacific Corporation
Senior Vice President
Union Pacific Corporation	Patrick J. O’Malley	Elizabeth F. Whited
	Vice President–Taxes and General	Executive Vice President and
Rhonda S. Ferguson	Tax Counsel	Chief Marketing Officer
Executive Vice President and	Union Pacific Corporation	Union Pacific Railroad Company
Chief Legal Officer
Union Pacific Corporation	Michael A. Rock
Vice President-External Relations
Mary Sanders Jones	Union Pacific Corporation
Vice President and Treasurer
Union Pacific Corporation

D. Lynn Kelley
Senior Vice President-Supply and
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

Operations – UPRR is a Class I railroad operating in the U.S. We have 32,070 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern U.S. gateways and providing several corridors to key Mexican gateways. We serve the Western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our freight traffic consists of bulk,

2016 Freight Revenue

manifest, and premium business. Bulk traffic primarily consists of coal, grain, soda ash, ethanol, rock and crude oil shipped in unit trains – trains transporting a single commodity from one origin to one destination. Manifest traffic includes individual carload or less than train-load business involving commodities such as lumber, steel, paper, food and chemicals. The transportation of finished vehicles, auto parts, intermodal containers and truck trailers are included as part of our premium business. In 2016, we generated freight revenues totaling $18.6 billion from the following six commodity groups:

Agricultural Products – Transportation of grains, commodities produced from these grains, and food and beverage products generated 19% of the Railroad’s 2016 freight revenue. We access most major grain markets, linking the Midwest and Western U.S. producing areas to export terminals in the Pacific Northwest and Gulf Coast ports, as well as Mexico. We also serve significant domestic markets, including grain processors, animal feeders and ethanol producers in the Midwest, West, South and Rocky Mountain states. Unit trains, which transport a single commodity between producers and export terminals or domestic markets, represent approximately 41% of our agricultural shipments.

Automotive – We are the largest automotive carrier west of the Mississippi River and operate or access over 40 vehicle distribution centers. The Railroad’s extensive franchise serves five vehicle assembly plants and connects to West Coast ports, all six major Mexico gateways, and the Port of Houston to accommodate both import and export shipments. In addition to transporting finished vehicles, UPRR provides expedited handling of automotive parts in both boxcars and intermodal containers destined for Mexico, the U.S. and Canada. The automotive group generated 11% of Union Pacific’s freight revenue in 2016.

Chemicals – Transporting chemicals generated 19% of our freight revenue in 2016. The Railroad’s unique franchise serves the chemical producing areas along the Gulf Coast, where roughly 58% of the Company’s chemical business originates, travels through, or terminates. Our chemical franchise also accesses chemical producers in the Rocky Mountains and on the West Coast. The Company’s chemical shipments include six categories:  industrial chemicals, plastics, fertilizer, petroleum and liquid petroleum gases, crude oil and soda ash. Currently, these products move primarily to and from the Gulf Coast region. Fertilizer movements originate in the Gulf Coast region, the western U.S. and Canada (through interline access) for delivery to major agricultural users in the Midwest, western U.S., as well as abroad. Soda ash originates in southwestern Wyoming and California, destined for chemical and glass producing markets in North America and abroad.

Coal – Shipments of coal, petroleum coke, and biomass accounted for 13% of our freight revenue in 2016. The Railroad’s network supports the transportation of coal, petroleum coke, and biomass to independent and regulated power companies and industrial facilities throughout the U.S. Through interchange gateways and ports, UPRR’s reach extends to eastern U.S. utilities, as well as to Mexico and other international destinations. Coal traffic originating in the Powder River Basin (PRB) area of Wyoming is the largest segment of the Railroad’s coal business.

Industrial Products – Our extensive network facilitates the movement of numerous commodities between thousands of origin and destination points throughout North America. The Industrial Products group consists of several categories, including construction products, minerals, consumer goods, metals, lumber, paper, and other miscellaneous products.  In 2016, this group generated 18% of our total freight revenue. Commercial, residential and governmental infrastructure investments drive shipments of steel, aggregates (cement components), cement and wood products.  Oil and gas drilling generates demand for raw steel, finished pipe, frac sand, stone and drilling fluid commodities. Industrial and light manufacturing plants receive steel, nonferrous materials, minerals and other raw materials. Paper and packaging commodities, as well as appliances, move to major metropolitan areas for consumers. Lumber shipments originate primarily in the Pacific Northwest and western Canada and move throughout the U.S. for use in new home construction and repair and remodeling.

Intermodal – Our Intermodal business includes two segments: international and domestic. International business consists of import and export container traffic that mainly passes through West Coast ports served by UPRR’s extensive terminal network. Domestic business includes container and trailer traffic picked up and delivered within North America for intermodal marketing companies (primarily shipper agents and logistics companies), as well as truckload carriers. Less-than-truckload and package carriers with time-sensitive business requirements are also an important part of domestic shipments. Together, our international and domestic Intermodal business generated 20% of our 2016 freight revenue.

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

Working Capital – At December 31, 2016, we had a working capital deficit, which does not indicate a lack of liquidity.  We maintain adequate resources and, when necessary, have adequate access to capital markets to meet any foreseeable cash requirements, in addition to sufficient financial capacity to satisfy our current liabilities. The decrease at 2016 year-end was primarily due to a decrease in other current assets related to a tax receivable for the late extension of bonus depreciation at December 31, 2015, along with an increase at December 31, 2016, in accounts payable and upcoming debt maturities. At December 31, 2015, we had a working capital surplus.

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

Employees – Approximately 84% of our 42,919 full-time-equivalent employees are represented by 14 major rail unions. On January 1, 2015, current labor agreements became subject to modification and we began the current round of negotiations with the unions. Existing agreements remain in effect until new agreements are reached or the Railway Labor Act’s (RLA) procedures (which include mediation, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention) are exhausted.  The railroad industry is currently in mediation with all bargaining coalitions.  Under the Railway Labor Act, the National Mediation Board controls timing and location of mediation conferences and when to terminate mediation, moving the parties to the next stages of the RLA process.  Contract negotiations historically continue for an extended period of time and we rarely experience work stoppages while negotiations are pending.

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

Cooperation with Federal, State, and Local Government Agencies – We work closely on physical and cyber security initiatives with government agencies, including the U.S. Department of Transportation (DOT) and the Department of Homeland Security (DHS) as well as local police departments, fire departments, and other first responders.  In conjunction with the Association of American Railroads (AAR), we sponsor Ask Rail, a mobile application which provides first responders with secure links to electronic information, including commodity and emergency response information required by emergency personnel to respond to accidents and other situations.  We also participate in the National Joint Terrorism Task Force, a multi-agency effort established by the U.S. Department of Justice and the Federal Bureau of Investigation to combat and prevent terrorism.

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

The operations of the Railroad are also subject to the regulatory jurisdiction of the STB.  The STB has jurisdiction over rates charged on certain regulated rail traffic; common carrier service of regulated traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers. In 2016, the STB continued its efforts to explore expanding rail regulation and is reviewing proposed rulemaking in various areas, including reciprocal switching, commodity exemptions, and expanding and easing procedures for smaller rate complaints. The STB also continues to develop a methodology for determining railroad revenue adequacy and the possible use of a revenue adequacy constraint in regulating railroad rates.

The Surface Transportation Board Reauthorization Act of 2015 became law on December 18, 2015. The legislation increased the number of STB board members from three to five, requires the STB to post quarterly reports on rate reasonableness cases and maintain a database on service complaints, and grants the STB authority to initiate investigations, among other things.

The operations of the Railroad also are subject to the regulations of the FRA and other federal and state agencies. In 2010, the FRA issued initial rules governing installation of Positive Train Control (PTC) by the end of 2015. On October 29, 2015, Congress extended the December 31, 2015, PTC implementation deadline until December 31, 2018. The PTC implementation deadline may be extended to December 31, 2020, provided certain other criteria are satisfied. We submitted our required PTC safety plan to the FRA in the first half of 2016. PTC is a collision avoidance technology intended to override engineer controlled locomotives and stop train-to-train and overspeed accidents, misaligned switch derailments, and unauthorized entry to work zones. Through 2016, we have invested approximately $2.3 billion in the ongoing development of PTC.

On May 1, 2015, the Pipeline and Hazardous Materials Safety Administration (PHMSA) issued final rules governing the transportation of flammable liquids.  The final rule included provisions for improved tank car standards, braking system requirements, community notification, and operating restrictions for certain trains carrying flammable liquids.  Subsequently, Congress enacted the Fixing America’s Surface Transportation Act, which requires the Government Accountability Office (GAO) to conduct an independent study on the rule’s proposed braking system requirements. In October, 2016, GAO released the results of its study, concluding that the proposed rule suffered from limited data; that the modeling DOT used in the rule was not replicable; and that DOT had a lack of transparency in parts of its rulemaking process.  The study recommended DOT conduct additional evaluation and analysis of its ECP braking system requirement.

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

We Must Manage Fluctuating Demand for Our Services and Network Capacity – If there are significant reductions in demand for rail services with respect to one or more commodities or changes in consumer preferences that affect the businesses of our customers, we may experience increased costs associated with resizing our operations, including higher unit operating costs and costs for the storage of locomotives, rail cars, and other equipment; work-force adjustments; and other related activities, which could have a material adverse effect on our results of operations, financial condition, and liquidity. If there is significant demand for our services that exceeds the designed capacity of our network, we may experience network difficulties, including congestion and reduced velocity, that could compromise the level of service we provide to our customers. This level of demand may also compound the impact of weather and weather-related events on our operations and velocity. Although we continue to improve our transportation plan, add capacity, improve operations at our yards and other facilities, and improve our ability to address surges in demand for any reason with adequate resources, we cannot be sure that these measures will fully or adequately address any service shortcomings resulting from demand exceeding our planned capacity.  We may experience other operational or service difficulties related to network capacity, dramatic and unplanned fluctuations in our customers’ demand for rail service with respect to one or more commodities or operating regions, or other events that could negatively impact our operational efficiency, any of which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We Are Subject to Significant Governmental Regulation – We are subject to governmental regulation by a significant number of federal, state, and local authorities covering a variety of health, safety, labor, environmental, economic (as discussed below), and other matters.  Many laws and regulations require us to obtain and maintain various licenses, permits, and other authorizations, and we cannot guarantee that we will continue to be able to do so. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments or regulators may change the legislative or regulatory frameworks within which we operate without providing us any recourse to address any adverse effects on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution, increasing the amount of our traffic subject to common carrier regulation, business relationships with other railroads, calculation of our cost of capital or other inputs relevant to computing our revenue adequacy, the prices we charge, and costs and expenses. Significant legislative activity in Congress or regulatory activity by the STB could expand regulation of railroad operations and prices for rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition, and liquidity. As part of the Rail Safety Improvement Act of 2008, rail carriers were to implement PTC by the end of 2015 (the Rail Safety Improvement Act).  The Surface Transportation Extension Act of 2015 amended the Rail Safety Improvement Act to require implementation of PTC by the end of 2018, which deadline may be extended to December 31, 2020, provided certain other criteria are satisfied.  This implementation could have a material adverse effect on our ability to make other capital investments. Additionally, one or more consolidations of Class I railroads could also lead to increased regulation of the rail industry.

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

We May Be Affected by Climate Change and Market or Regulatory Responses to Climate Change – Climate change, including the impact of global warming, could have a material adverse effect on our results of operations, financial condition, and liquidity.  Restrictions, caps, taxes, or other controls on emissions of greenhouse gasses, including diesel exhaust, could significantly increase our operating costs.  Restrictions on emissions could also affect our customers that (a) use commodities that we carry to produce energy, (b) use significant amounts of energy in producing or delivering the commodities we carry, or (c) manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including chemical producers, farmers and food producers, and automakers and other manufacturers.  Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities we carry, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity.  Government incentives encouraging the use of alternative sources of energy could also affect certain of our customers and the markets for certain of the commodities we carry in an unpredictable manner that could alter our traffic patterns, including, for example, increasing royalties charged to producers of PRB coal by the U.S. Department of Interior and the impacts of ethanol incentives on farming and ethanol producers. Finally, we could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.  Any of these factors, individually or in operation with one or more of the other factors, or other unforeseen impacts of climate change could reduce the amount of traffic we handle and have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We May Be Affected By Fluctuating Fuel Prices – Fuel costs constitute a significant portion of our transportation expenses. Diesel fuel prices can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on our operating results. Although we currently are able to recover a significant amount of our fuel expenses from our customers through revenue from fuel surcharges, we cannot be certain that we will always be able to mitigate rising or elevated fuel costs through our fuel surcharges. Additionally, future market conditions or legislative or regulatory activities could adversely affect our ability to apply fuel surcharges or adequately recover increased fuel costs through fuel surcharges. As fuel prices fluctuate, our fuel surcharge programs trail such fluctuations in fuel price by approximately two months, and may be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing prices. International, political, and economic factors, events and conditions affect the volatility of fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity.  Alternatively, lower fuel prices could have a positive impact on the economy by increasing consumer discretionary spending that potentially could increase demand for various consumer products we transport. However, lower fuel prices could have a negative impact on other commodities we transport, such as coal and domestic drilling-related shipments, which could have a material adverse affect on our results of operations, financial condition, and liquidity.

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

TRACK

Our rail network includes 32,070 route miles.  We own 26,053 miles and operate on the remainder pursuant to trackage rights or leases. The following table describes track miles at December 31, 2016, and 2015:

	2016	2015
Route	32,070	32,084
Other main line	7,070	7,012
Passing lines and turnouts	3,245	3,235
Switching and classification yard lines	9,115	9,108
Total miles	51,500	51,439

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

Major Classification Yards	Major Intermodal Terminals
North Platte, Nebraska	Joliet (Global 4), Illinois
North Little Rock, Arkansas	East Los Angeles, California
Englewood (Houston), Texas	ICTF (Los Angeles), California
Fort Worth, Texas	Global I (Chicago), Illinois
Livonia, Louisiana	DIT (Dallas), Texas
Proviso (Chicago), Illinois	Mesquite, Texas
Roseville, California	City of Industry, California
West Colton, California	Global II (Chicago), Illinois
Pine Bluff, Arkansas	Marion (Memphis), Tennessee
Neff (Kansas City), Missouri	Lathrop, California

RAIL EQUIPMENT

Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for maintenance, transportation of crews, and other activities. As of December 31, 2016, we owned or leased the following units of equipment:

				Average
Locomotives	Owned	Leased	Total	Age (yrs.)
Multiple purpose	6,247	1,958	8,205	19.2
Switching	214	12	226	34.5
Other	51	57	108	37.5
Total locomotives	6,512	2,027	8,539	N/A

				Average
Freight cars	Owned	Leased	Total	Age (yrs.)
Covered hoppers	13,382	13,736	27,118	20.6
Open hoppers	7,183	2,624	9,807	30.1
Gondolas	6,007	2,778	8,785	25.8
Boxcars	3,007	6,740	9,747	35.0
Refrigerated cars	2,657	3,485	6,142	24.4
Flat cars	2,596	1,384	3,980	30.4
Other	1	351	352	21.1
Total freight cars	34,833	31,098	65,931	N/A

				Average
Highway revenue equipment	Owned	Leased	Total	Age (yrs.)
Containers	33,574	21,631	55,205	8.4
Chassis	22,071	23,509	45,580	10.3
Total highway revenue equipment	55,645	45,140	100,785	N/A

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

2016 Capital Program – During 2016, our capital program totaled approximately $3.5 billion. (See the cash capital expenditures table in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7.)

2017 Capital Plan – In 2017, we expect our capital plan to be approximately $3.1 billion, which will include expenditures for PTC of approximately $300 million and may include non-cash investments.  We may revise our 2017 capital plan if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.  (See discussion of our 2017 capital plan in Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2017 Outlook, Item 7.)

OTHER

Equipment Encumbrances – Equipment with a carrying value of approximately $2.3 billion and $2.6 billion at December 31, 2016, and 2015, respectively served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire or refinance such railroad equipment.

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

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). The complaint named the Railroad and one other U.S. Class I Railroad as defendants and alleged that the named railroads engaged in price-fixing and monopolistic practices in connection with fuel surcharge programs and pricing of shipments of certain commodities, including coal and petroleum coke. The complaint sought injunctive relief and payment of damages of over $30 million, and other unspecified damages, including treble damages. Some of the allegations in the complaint were addressed in the existing fuel surcharge litigation referenced above. The complaint also included additional unrelated allegations regarding alleged limitations on competition for shipments of Oxbow’s commodities. Judge Friedman, who presides over the fuel surcharge matter described above, also presides over this matter. On February 26, 2013, Judge Friedman granted the defendants’ motion to dismiss Oxbow’s complaint for failure to properly state a claim under the antitrust laws. However, the dismissal was without prejudice to refile the complaint. Judge Friedman approved a schedule that allowed Oxbow to file a revised complaint, which Oxbow filed on May 1, 2013. The amended complaint alleges that UPRR and one other Class I railroad violated Sections 1 and 2 of the Sherman Antitrust Act and that UPRR also breached a tolling agreement between Oxbow and UPRR. Oxbow claims that it paid more than $50 million in wrongfully imposed fuel surcharges. UPRR and the other railroad filed separate motions to dismiss the Oxbow revised complaint on July 1, 2013. Judge Friedman heard oral arguments on the motions to dismiss filed by UPRR and the other railroad on January 8, 2015. Judge Friedman denied the motions to dismiss on February 24, 2015. This was a procedural ruling, which did not affirm any of the claims asserted by Oxbow and does not affect the ability of the railroad defendants to disprove the allegations made by Oxbow. UPRR filed its answer to Oxbow’s complaint on March 24, 2015, and the parties continue to conduct discovery.

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

Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

The Board of Directors typically elects and designates our executive officers on an annual basis at the board meeting held in conjunction with the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information current as of February 3, 2017, relating to the executive officers.

			Business
			Experience During
Name	Position	Age	Past Five Years
Lance M. Fritz	Chairman, President and Chief Executive Officer of UPC and the Railroad	54	[1]
Robert M. Knight, Jr.	Executive Vice President and Chief Financial Officer of UPC and the Railroad	59	Current Position
Eric L. Butler	Executive Vice President – Chief Administrative Officer and Corporate Secretary of UPC and the Railroad	56	[2]
Rhonda S. Ferguson	Executive Vice President and Chief Legal Officer of UPC and the Railroad	47	[3]
Todd M. Rynaski	Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad	46	[4]
Cameron A. Scott	Executive Vice President and Chief Operating Officer of the Railroad	54	[5]
Elizabeth F. Whited	Executive Vice President and Chief Marketing Officer of the Railroad	51	[6]

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

[2]

Mr. Butler was elected Chief Administrative Officer effective December 1, 2016 and Corporate Secretary effective February 3, 2017. He previously was Executive Vice President and Chief Marketing Officer effective March 15, 2012. He previously was Vice President and General Manager - Industrial Products effective April 14, 2005.

[3]

Ms. Ferguson was elected Executive Vice President and Chief Legal officer of UPC and the Railroad effective July 11, 2016. She previously was Vice President, Corporate Secretary and Chief Ethics Officer of FirstEnergy Corp. since 2007.

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

[6]

Ms. Whited was elected Executive Vice President and Chief Marketing Officer effective December 1, 2016. She previously was Vice President and General Manager – Chemicals effective October 1, 2012.  She previously was Vice President of the Railroad’s National Customer Service Center effective April 19, 2011.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “UNP”.  The following table presents the dividends declared and the high and low prices of our common stock for each of the indicated quarters.

2016 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.55	$0.55	$0.55	$0.605
Common stock price:
High	85.30	90.14	98.00	106.62
Low	67.06	77.29	86.01	87.06

2015 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.55	$0.55	$0.55	$0.55
Common stock price:
High	124.52	112.44	99.71	98.28
Low	106.75	94.91	79.31	74.78

At January 27, 2017, there were 813,795,240 shares of common stock outstanding and 31,601  common shareholders of record. On that date, the closing price of the common stock on the NYSE was $109.20. We paid dividends to our common shareholders during each of the past 117 years. We declared dividends totaling $1,879 million in 2016 and $1,906 million in 2015. We are subject to certain restrictions regarding retained earnings with respect to the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends decreased to $12.4 billion at December 31, 2016, from $13.6 billion at December 31, 2015.  (See discussion of this restriction in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7.)  We do not believe the restriction on retained earnings will affect our ability to pay dividends, and we currently expect to pay dividends in 2017.

Comparison Over One- and Three-Year Periods – The following table presents the cumulative total shareholder returns, assuming reinvestment of dividends, over one- and three-year periods for the Corporation (UNP), a peer group index (comprised of CSX Corporation and Norfolk Southern Corporation), the Dow Jones Transportation Index (DJ Trans), and the Standard & Poor’s 500 Stock Index (S&P 500).

Period	UNP	Peer Group	DJ Trans	S&P 500
1 Year (2016)	36.0%	36.8%	22.3%	12.0%
3 Year (2014 - 2016)	31.9	29.7	27.4	29.0

Five-Year Performance Comparison – The following graph provides an indicator of cumulative total shareholder returns for the Corporation as compared to the peer group index (described above), the DJ Trans, and the S&P 500. The graph assumes that $100 was invested in the common stock of Union Pacific Corporation and each index on December 31, 2011 and that all dividends were reinvested. The information below is historical in nature and is not necessarily indicative of future performance.

Purchases of Equity Securities – During 2016, we repurchased 35,686,529 shares of our common stock at an average price of $88.36. The following table presents common stock repurchases during each month for the fourth quarter of 2016:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares Remaining Under the Plan or Program [b]
Oct. 1 through Oct. 31	3,501,308	$92.89	3,452,500	23,769,426
Nov. 1 through Nov. 30	2,901,167	95.68	2,876,067	20,893,359
Dec. 1 through Dec. 31	3,296,652	104.30	3,296,100	17,597,259
Total	9,699,127	$97.60	9,624,667	N/A

[a]

Total number of shares purchased during the quarter includes approximately 74,460 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. On November 17, 2016, our Board of Directors approved the early renewal of the share repurchase program, authorizing the repurchase of up to 120 million shares of our common stock by December 31, 2020. The new authorization was effective January 1, 2017, and replaces the previous authorization, which expired on December 31, 2016.

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

Millions, Except per Share Amounts,
Carloads, Employee Statistics, and Ratios	2016	2015	2014	2013	2012
For the Year Ended December 31
Operating revenues [a]	$19,941	$21,813	$23,988	$21,963	$20,926
Operating income	7,272	8,052	8,753	7,446	6,745
Net income	4,233	4,772	5,180	4,388	3,943
Earnings per share - basic [b]	5.09	5.51	5.77	4.74	4.17
Earnings per share - diluted [b]	5.07	5.49	5.75	4.71	4.14
Dividends declared per share [b]	2.255	2.20	1.91	1.48	1.245
Cash provided by operating activities	7,525	7,344	7,385	6,823	6,161
Cash used in investing activities	(3,393)	(4,476)	(4,249)	(3,405)	(3,633)
Cash used in financing activities	(4,246)	(3,063)	(2,982)	(3,049)	(2,682)
Cash used for common share repurchases	(3,105)	(3,465)	(3,225)	(2,218)	(1,474)
At December 31
Total assets	$55,718	$54,600	$52,372	$49,410	$46,842
Long-term obligations [c]	32,146	30,692	27,419	24,395	23,847
Debt due after one year	14,249	13,607	10,952	8,820	8,754
Common shareholders' equity	19,932	20,702	21,189	21,225	19,877
Additional Data
Freight revenues [a]	$18,601	$20,397	$22,560	$20,684	$19,686
Revenue carloads (units) (000)	8,442	9,062	9,625	9,022	9,048
Operating ratio (%) [d]	63.5	63.1	63.5	66.1	67.8
Average employees (000)	42.9	47.5	47.2	46.4	45.9
Financial Ratios (%)
Debt to capital [e]	43.0	40.7	35.0	31.0	31.0
Return on average common shareholders' equity [f]	20.8	22.8	24.4	21.4	20.5

[a]

Includes fuel surcharge revenue of $560 million, $1.3 billion, $2.8 billion, $2.6 billion, and $2.6 billion for 2016, 2015, 2014, 2013,  and 2012, respectively, which partially offsets increased operating expenses for fuel. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Revenues, Item 7.)

[b]	Earnings per share and dividends declared per share are retroactively adjusted to reflect the June 6, 2014 stock split.
[c]	Long-term obligations is determined as follows: total liabilities less current liabilities.
[d]	Operating ratio is defined as operating expenses divided by operating revenues.
[e]	Debt to capital is determined as follows: total debt divided by total debt plus common shareholders' equity.
[f]	Return on average common shareholders' equity is determined as follows: Net income divided by average common shareholders' equity.

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

EXECUTIVE SUMMARY

2016 Results

•

Safety – During 2016, we continued our focus on safety to reduce risk and eliminate incidents for our employees, our customers and the public. We achieved our best ever reportable personal injury incidents per 200,000 employee-hours of 0.75. In addition, we finished 2016 with a 3% improvement in our reportable derailment incident rate per million train miles compared to the prior year. These results demonstrate our employees’ dedication to our safety initiatives and our efforts to further engage the workforce through programs such as Courage to Care, Total Safety Culture, and UP Way (our continuous improvement culture).

•

Financial Performance – In 2016, we generated operating income of $7.3 billion, a 10% decrease compared to 2015.  Despite a 7%  decrease in carloads, resulting in our second lowest volume levels since 1998, 2016 was our third-best earnings performance. Core pricing gains,  productivity initiatives, and efficient network operations partially offset lower volumes.  Our operating ratio for 2016 was 63.5%, increasing 0.4 points from last year’s record operating ratio of 63.1%, but matching our second best record from 2014.  Net income of $4.2 billion translated into earnings of $5.07 per diluted share for 2016.

•

Freight Revenues – Our freight revenues declined 9% year-over-year to $18.6 billion as a result of lower volume levels in four of our six commodity groups and lower fuel surcharge revenue, partially offset by core pricing gains. Volume declines in coal, intermodal, frac sand, crude oil, finished vehicles, and metals shipments more than offset volume growth in grain, automotive parts, and industrial chemicals shipments.

•

Network Operations – Continued improvements were made in our operating and service metrics, as our average train speed, as reported to the AAR, increased 5% in 2016 compared to 2015, and our average terminal dwell time decreased 4%, both reflecting the impact of lower volumes and improved network fluidity.

•

Fuel Prices – Our average price per gallon of diesel fuel in 2016 decreased 20% from the average price in 2015, as both crude oil and the conversion spreads between crude oil and diesel declined in 2016. The lower price decreased operating expenses by $347 million (excluding any impact from year-over-year volume declines). Gross-ton miles decreased 8%, which also decreased fuel expense.  In addition, our fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands,  improved 1%.

•

Free Cash Flow – Cash generated by operating activities totaled $7.5 billion, yielding free cash flow of $2.3 billion after reductions of $3.4 billion for cash used in investing activities and a 10% increase in our quarterly dividend from $0.55 to $0.605 declared and paid in the fourth quarter of 2016. Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid.

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

Millions	2016	2015	2014
Cash provided by operating activities	$7,525	$7,344	$7,385
Cash used in investing activities	(3,393)	(4,476)	(4,249)
Dividends paid	(1,879)	(2,344)	(1,632)
Free cash flow	$2,253	$524	$1,504

2017 Outlook

•

Safety – Operating a safe railroad benefits all our constituents: our employees, customers, shareholders and the communities we serve.  We will continue using a multi-faceted approach to safety, utilizing technology, risk assessment, training and employee engagement, quality control, and targeted capital investments.  We will continue using and expanding the deployment of Total Safety Culture and Courage to Care throughout our operations, which allows us to identify and implement best practices for employee and operational safety.  We will continue our efforts to increase detection of rail defects; improve or close crossings; and educate the public and law enforcement agencies about crossing safety through a combination of our own programs (including risk assessment strategies), industry programs and local community activities across our network.

•	Network Operations – In 2017, we will continue to align resources with customer demand, maintain an efficient network, and ensure surge capability with our assets.

•

Fuel Prices – Fuel price projections for crude oil and natural gas continue to fluctuate in the current environment.  We again could see volatile fuel prices during the year, as they are sensitive to global and U.S. domestic demand, refining capacity, geopolitical events, weather conditions and other factors.  As prices fluctuate, there will be a timing impact on earnings, as our fuel surcharge programs trail increases or decreases in fuel price by approximately two months.

Continuing lower fuel prices could have a positive impact on the economy by increasing consumer discretionary spending that potentially could increase demand for various consumer products that we transport. Alternatively, lower fuel prices could likely have a negative impact on other commodities such as coal and domestic drilling-related shipments.

•

Capital Plan  – In 2017, we expect our capital plan to be approximately $3.1 billion, including expenditures for PTC, approximately 60 locomotives scheduled to be delivered, and intermodal containers and chassis, and freight cars.  The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See further discussion in this Item 7 under Liquidity and Capital Resources – Capital Plan.)

•

Financial Expectations – Economic conditions in many of our market sectors continue to drive uncertainty with respect to our volume levels.  We expect volume to grow in the low single digit range in 2017 compared to 2016, but it will depend on the overall economy and market conditions.  One of the more significant uncertainties is the outlook for energy markets, which will bring both challenges and opportunities.  In the current environment, we expect continued margin improvement driven by continued pricing opportunities, ongoing productivity initiatives, and the ability to leverage our resources and strengthen our franchise. Over the longer term, we expect the overall U.S. economy to continue to improve at a modest pace, with some markets outperforming others.

RESULTS OF OPERATIONS

Operating Revenues

				% Change	% Change
Millions	2016	2015	2014	2016 v 2015	2015 v 2014
Freight revenues	$18,601	$20,397	$22,560	(9)%	(10)%
Other revenues	1,340	1,416	1,428	(5)%	(1)%
Total	$19,941	$21,813	$23,988	(9)%	(9)%

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

Freight revenues decreased 9% in 2016 compared to 2015 due to a  7% decline in carloadings, and lower fuel surcharge revenue, partially offset by core pricing gains.  Volume declines in coal, intermodal, frac sand, crude oil, finished vehicles, and metals shipments more than offset volume growth in grain, automotive parts, and industrial chemicals shipments.

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

Our fuel surcharge programs generated freight revenues of $560 million, $1.3 billion, and $2.8 billion in 2016, 2015, and 2014, respectively. Fuel surcharge revenue in 2016 decreased $740 million as a result of a 20% decrease in fuel price, a 7% reduction in carloadings,  and the lag impact on fuel surcharge recovery (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries). Fuel surcharge revenue in 2015 decreased $1.5 billion as a result of a 38% decrease in fuel price and a 6% reduction in carloadings.

In 2016, other revenue decreased from 2015 due to lower revenues at our subsidiaries, primarily those that broker intermodal and automotive services, and lower intermodal accessorial revenue and demurrage fees.

In 2015, other revenue decreased from 2014 due to lower revenues at our subsidiaries, primarily those that broker intermodal and automotive services, partially offset by higher accessorial revenue driven by increased revenue for container usage and demurrage fees.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues				% Change	% Change
Millions	2016	2015	2014	2016 v 2015	2015 v 2014
Agricultural Products	$3,625	$3,581	$3,777	1%	(5)%
Automotive	2,000	2,154	2,103	(7)	2
Chemicals	3,474	3,543	3,664	(2)	(3)
Coal	2,440	3,237	4,127	(25)	(22)
Industrial Products	3,348	3,808	4,400	(12)	(13)
Intermodal	3,714	4,074	4,489	(9)	(9)
Total	$18,601	$20,397	$22,560	(9)%	(10)%

Revenue Carloads				% Change	% Change
Thousands	2016	2015	2014	2016 v 2015	2015 v 2014
Agricultural Products	980	941	973	4%	(3)%
Automotive	863	863	809	-	7
Chemicals	1,074	1,098	1,116	(2)	(2)
Coal	1,166	1,459	1,768	(20)	(17)
Industrial Products	1,097	1,213	1,368	(10)	(11)
Intermodal [a]	3,262	3,488	3,591	(6)	(3)
Total	8,442	9,062	9,625	(7)%	(6)%

				% Change	% Change
Average Revenue per Car	2016	2015	2014	2016 v 2015	2015 v 2014
Agricultural Products	$3,702	$3,805	$3,881	(3)%	(2)%
Automotive	2,317	2,498	2,602	(7)	(4)
Chemicals	3,234	3,227	3,282	-	(2)
Coal	2,092	2,218	2,334	(6)	(5)
Industrial Products	3,051	3,139	3,217	(3)	(2)
Intermodal [a]	1,138	1,168	1,250	(3)	(7)
Average	$2,203	$2,251	$2,344	(2)%	(4)%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Freight revenue from agricultural products increased compared to 2015 driven by volume growth and core pricing gains, partially offset by lower fuel surcharge revenue and mix of traffic.  Grain shipments increased 11% in 2016 compared to 2015 due to strong export demand in the second half of the year.  Market conditions in South America and ample supply of U.S. grains led to competitive U.S. pricing relative to the global market.

Lower fuel surcharge revenue and volume declines, partially offset by core pricing gains, decreased freight revenue from agricultural

2016 Agricultural Products Carloads

shipments in 2015 compared to 2014.  Grain shipments decreased 11% in 2015 compared to 2014. The strength of the U.S. dollar, lower grain commodity prices, and higher worldwide inventories contributed to the reduction in overall demand.

Automotive –  Freight revenue from automotive shipments decreased compared to 2015 as a result of lower fuel surcharge revenue and mix of traffic, partially offset by core pricing gains.  Volume was flat compared to 2015 as a 7% growth in automotive parts from truck-to-rail conversions was offset by a 5% decrease in finished vehicles resulting from a partial contract loss during the year. Overall U.S. vehicle production was flat compared to 2015.

Freight revenue from automotive shipments increased in 2015 compared to 2014 driven by volume growth and core pricing gains, which were partially offset by lower fuel surcharge

2016 Automotive Carloads

revenue. Higher automotive production and record sales levels drove the volume growth.

Chemicals – Freight revenue from chemical shipments declined in 2016 versus 2015 due to volume declines and lower fuel surcharge revenue, which were partially offset by core pricing gains.  Crude oil shipments declined significantly resulting from continued low crude oil prices, regional pricing differences and available pipeline capacity.  Fertilizer shipments also declined due to weak world-wide demand for potash in the first half of the year and the strong U.S. dollar.  These decreases were partially offset by growth in industrial chemical and liquid petroleum gas shipments.

Freight revenue from chemical shipments

2016 Chemicals Carloads

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

Coal – Lower volume, lower fuel surcharge revenue, and mix of traffic resulted in a decline in freight revenue from coal shipments in 2016 compared to 2015.  Shipments out of the Powder River Basin (PRB) declined 24% in 2016 due to high inventory levels at utilities and competitive natural gas prices. Shipments out of Colorado and Utah declined 15% compared to 2015 due to the same drivers, combined with lower international demand.

Lower volume and fuel surcharge revenue, partially offset by core pricing gains, drove the decline in freight revenue from coal shipments in 2015 compared to 2014. Shipments out of

2016 Coal Carloads

the PRB declined 15% in 2015 as a result of depressed coal markets due to low natural gas prices and high inventory levels.  Shipments out of the PRB also were negatively impacted as heavy rains in June 2015 flooded coal mines and washed out tracks in some areas, impacting both second and third quarter shipments.  Shipments out of Colorado and Utah declined 33% in 2015 primarily due to lower domestic demand for Colorado and Utah coal.  This lower demand was a result of several utilities switching to other fuel sources due to lower natural gas prices.  In addition, coal exports declined due to a soft global market.

Industrial Products – Freight revenue from industrial products shipments decreased in 2016 compared to 2015 due to volume declines, lower fuel surcharge revenue, and mix of traffic partially offset by core pricing gains. Declines in shale drilling activity, due to lower oil prices, negatively impacted non-metallic mineral (frac sand) shipments compared to 2015.  Rock shipments also decreased as weather events and flooding in the Southern Region during the second and third quarters limited construction activity, thus limiting demand for transportation of materials.  In addition, steel shipments declined as a result of reductions in shale drilling activity and strong

2016 Industrial Products Carloads

import levels associated with the strength of the U.S. dollar.

Freight revenue from industrial products shipments decreased in 2015 compared to 2014 due to volume declines, lower fuel surcharge revenue, and lower ARC due to the mix of traffic, partially offset by core price improvements. Declines in shale drilling activity due to lower oil prices decreased non-metallic mineral shipments (primarily frac sand carloadings).  Steel shipments also declined as a result of reductions in shale drilling activity, low commodity prices, and increased imports associated with the strength of the U.S. dollar.  Low commodity prices for lumber and the strong U.S. dollar resulted in reduced lumber shipments.

Intermodal – Freight revenue from intermodal shipments decreased in 2016 compared to 2015 due to lower volume and lower fuel surcharge revenue, which were partially offset by core pricing gains.  Volume levels from international and domestic traffic decreased 11% and 2%, respectively, compared to last year due to weaker global trade activity, softer domestic sales, high retail inventories, and a customer bankruptcy.

Lower fuel surcharge revenue and volume declines, partially offset by core pricing gains, resulted in a decline in freight revenue from intermodal shipments in 2015 compared to

2016 Intermodal Carloads

2014.  International shipments declined 8% resulting from the supply chain disruptions stemming from the West Coast port work disruptions and historically high retail inventories. Domestic volume increased 3% driven by continued conversions from trucks and new premium services, more than offsetting the impact of high retail inventory levels and modest retail sales activity.

Mexico Business –  Each of our commodity groups includes revenue from shipments to and from Mexico. Freight revenue from Mexico business was $2.2 billion, flat with 2015.  Lower fuel surcharge revenue and mix of traffic offset the 4% of volume growth and core pricing gains.  Volume growth was driven by Agricultural Products, Coal, and automotive parts shipments.

Revenue from Mexico business decreased 4% to $2.2 billion in 2015 compared to 2014 primarily due to lower fuel surcharge revenue. Volume levels were flat compared to 2014 as lower shipments of Intermodal, Agricultural Products, and Industrial Products were offset by growth in Automotive, Coal, and Chemical shipments.

Operating Expenses

				% Change	% Change
Millions	2016	2015	2014	2016 v 2015	2015 v 2014
Compensation and benefits	$4,750	$5,161	$5,076	(8)%	2%
Purchased services and materials	2,258	2,421	2,558	(7)	(5)
Depreciation	2,038	2,012	1,904	1	6
Fuel	1,489	2,013	3,539	(26)	(43)
Equipment and other rents	1,137	1,230	1,234	(8)	-
Other	997	924	924	8	-
Total	$12,669	$13,761	$15,235	(8)%	(10)%

Operating expenses decreased $1.1 billion compared to 2015 driven by lower fuel prices,   volume-related savings, productivity gains and lower locomotive and freight car maintenance expense.  These cost reductions were partially offset by inflation, depreciation, and higher environmental and other costs.

Operating expenses decreased nearly $1.5 billion in 2015 compared to 2014 driven by significantly lower fuel prices and volume-related cost savings.  Productivity gains in the second half of 2015 also drove expenses lower.  These decreases were partially offset by wage  inflation, higher depreciation, and property

2016 Operating Expenses

taxes.  In addition, we incurred approximately $35 million of weather-related costs in 2014.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. In 2016, expenses decreased 8% compared to 2015, driven by lower volume-related costs, productivity gains, and lower training expense.  General wage and benefit inflation partially offset these decreases.

In 2015, lower volume-related costs and second half productivity gains were more than offset by general wage inflation and increased hiring and training expenses related to a larger workforce in the first half of the year.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 7% compared to 2015 primarily due to lower volume-related costs and lower locomotive and freight car repair and maintenance expenses.

Purchased services and materials in 2015 decreased $137 million compared to 2014 primarily due to lower volume-related costs, including a decrease in external transportation expenses incurred by our logistics subsidiaries.  Expenses also decreased due to lower locomotive and freight car repair and maintenance expenses.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $1.48 per gallon (including taxes and transportation costs) in 2016, compared to $1.84 per gallon in 2015, reduced expenses $347 million. In addition, fuel costs were lower as gross-ton miles decreased 8%. The fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands, improved 1% compared to 2015.

Locomotive diesel fuel prices, which averaged $1.84 per gallon (including taxes and transportation costs) in 2015, compared to $2.97 per gallon in 2014, reduced expenses $1.2 billion in 2015. In addition, fuel costs in 2015 were lower as gross-ton miles decreased 9%. The fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands, increased 1% in 2015 compared to 2014. Decreases in heavier, more fuel-efficient shipments, decreased gross-ton miles and increased the c-rate.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material.  A larger depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in 2016 compared to 2015. This increase was partially offset by our recent depreciation studies that resulted in lower depreciation rates for some asset classes.

A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in 2015 compared to 2014. This increase was partially offset by our recent depreciation studies that resulted in lower depreciation rates for some asset classes.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expenses. Equipment and other rents expense decreased  $93 million compared to 2015 as lower volume levels drove a reduction in car hire and locomotive lease expenses.

Equipment and other rents expense decreased $4 million in 2015 compared to 2014 primarily from a decrease in manifest and intermodal shipments, partially offset by growth in finished vehicle shipments.

Other – Other expenses include state and local taxes, freight, equipment and property damage, utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt, and other general expenses.  Other expenses increased 8% in 2016 compared to 2015 as a result of higher environmental costs, state and local taxes, bad debt expense (customer bankruptcy), and the write-off of certain in-progress capital projects that were cancelled.  These cost increases were partially offset by lower expenses for damaged freight, property, and equipment not owned by the Company.

Other expenses were flat in 2015 compared to 2014 as higher property taxes were offset by lower costs in other areas.

Non-Operating Items

				% Change	% Change
Millions	2016	2015	2014	2016 v 2015	2015 v 2014
Other income	$192	$226	$151	(15)%	50%
Interest expense	(698)	(622)	(561)	12	11
Income taxes	(2,533)	(2,884)	(3,163)	(12)%	(9)%

Other Income – Other income decreased in 2016 compared to 2015 primarily due to large real estate transactions: a $113 million gain from a real estate sale in 2015, partially offset by $67 million of gains from two real estate sales in 2016.

Other income increased in 2015 compared to 2014 primarily due to a $113 million gain from a real estate sale in the second quarter of 2015, partially offset by a gain from the sale of a permanent easement in 2014.

Interest Expense – Interest expense increased in 2016 compared to 2015 due to an increased weighted-average debt level of $15.0 billion in 2016 from $13.0 billion in 2015, partially offset by the impact of a lower effective interest rate of 4.7% in 2016 compared to 4.8% in 2015.

Interest expense increased in 2015 compared to 2014 due to an increased weighted-average debt level of $13.0 billion in 2015 from $10.7 billion in 2014, partially offset by the impact of a lower effective interest rate of 4.8% in 2015 compared to 5.3% in 2014.

Income Taxes – Lower pre-tax income decreased income taxes in 2016 compared to 2015. Our effective tax rate for 2016 was 37.4% compared to 37.7% in 2015.

Lower pre-tax income decreased income taxes in 2015 compared to 2014. Our effective tax rate for 2015 was 37.7% compared to 37.9% in 2014.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Association of American Railroads.  We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

				% Change		% Change
	2016	2015	2014	2016 v 2015		2015 v 2014
Average train speed (miles per hour)	26.6	25.4	24.0	5%		6%
Average terminal dwell time (hours)	28.1	29.3	30.3	(4)%		(3)%
Gross ton-miles (billions)	856.9	927.7	1,014.9	(8)%		(9)%
Revenue ton-miles (billions)	440.1	485.0	549.6	(9)%		(12)%
Operating ratio	63.5	63.1	63.5	0.4	pts	(0.4)	pts
Employees (average)	42,919	47,457	47,201	(10)%		1%

Average Train Speed –  Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals.  Average train speed, as reported to the Association of American Railroads, improved 5% in 2016 compared to 2015.  Velocity gains resulted from lower volumes, improved network fluidity and a strong resource position.

Average train speed improved 6% in 2015 compared to 2014.  Velocity gains resulted from lower volumes, improved network fluidity and a strong resource position. More favorable weather conditions in the first quarter of 2015 also contributed to the improvement in our average train speed.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time improved 4% in 2016 compared to 2015, reflecting the impact of lower volume and improved network operations.

Average terminal dwell time improved 3% in 2015 compared to 2014, reflecting the impact of lower volume and improved network operations.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles.  Gross ton-miles and revenue ton-miles decreased 8% and 9%, respectively in 2016 compared to 2015, resulting from a 7% decrease in carloads. Changes in commodity mix drove the variances in year-over-year declines between gross ton-miles, revenue ton-miles and carloads.

Gross ton-miles and revenue ton-miles decreased 9% and 12%, respectively in 2015 compared to 2014, resulting from a 6% decrease in carloads. Changes in commodity mix drove the variances in year-over-year declines between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue.  Our operating ratio increased 0.4 points to 63.5% in 2016 compared to 2015.  Core price improvements, network efficiencies, and productivity gains were more than offset by the impact of lower volume, inflation, and other costs.

Our operating ratio improved 0.4 points to a new record low of 63.1% in 2015 compared to 2014.  Core pricing gains, the impact of lower fuel prices, resource realignments, network efficiencies and productivity gains more than offset the impact of lower volume and inflation.

Employees – Employee levels decreased 10% in 2016 compared to 2015, driven by lower volume levels, productivity gains, a smaller capital workforce, and fewer transportation employees in training.

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

Return on Average Common Shareholders’ Equity

Millions, Except Percentages	2016	2015	2014
Net income	$4,233	$4,772	$5,180
Average equity	$20,317	$20,946	$21,207
Return on average common shareholders' equity	20.8%	22.8%	24.4%

Return on Invested Capital as Adjusted (ROIC)

Millions, Except Percentages	2016	2015	2014
Net income	$4,233	$4,772	$5,180
Interest expense	698	622	561
Interest on present value of operating leases	121	135	158
Taxes on interest	(306)	(285)	(273)
Net operating profit after taxes as adjusted (a)	$4,746	$5,244	$5,626
Average equity	$20,317	$20,946	$21,207
Average debt	14,604	12,807	10,469
Average present value of operating leases	2,581	2,814	2,980
Average invested capital as adjusted (b)	$37,502	$36,567	$34,656
Return on invested capital as adjusted (a/b)	12.7%	14.3%	16.2%

ROIC is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the efficiency and effectiveness of our long-term capital investments.  In addition, we currently use ROIC as a performance criteria in determining certain elements of equity compensation for our executives. ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is Return on Average Common Shareholders’ Equity. The tables above provide reconciliations from return on average common shareholders’ equity to ROIC. Our 2016 ROIC decreased 1.6 points compared to 2015, primarily as a result of lower earnings and a higher invested capital base.

Debt to Capital

Millions, Except Percentages	2016	2015
Debt (a)	$15,007	$14,201
Equity	19,932	20,702
Capital (b)	$34,939	$34,903
Debt to capital (a/b)	43.0%	40.7%

Adjusted Debt to Capital

Millions, Except Percentages	2016	2015
Debt	$15,007	$14,201
Net present value of operating leases	2,435	2,726
Unfunded pension and OPEB, net of taxes of $261 and $280	436	463
Adjusted debt (a)	$17,878	$17,390
Equity	19,932	20,702
Adjusted capital (b)	$37,810	$38,092
Adjusted debt to capital (a/b)	47.3%	45.7%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities.  Operating leases were discounted using 4.7% and 4.8% at December 31, 2016, and 2015, respectively. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with our overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital. Our December 31, 2016 debt to capital ratios increased as a result of an $800 million increase in debt from December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, our principal sources of liquidity included cash, cash equivalents, our receivables securitization facility, and our revolving credit facility, as well as the availability of commercial paper and other sources of financing through the capital markets. We had $1.7 billion of committed credit available under our credit facility, with no borrowings outstanding as of December 31, 2016. We did not make any borrowings under this facility during 2016. The value of the outstanding undivided interest held by investors under the $650 million capacity receivables securitization facility was $0 as of December 31, 2016. Our access to this receivables securitization facility may be reduced or restricted if our bond ratings fall to certain levels below investment grade. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Access to commercial paper as well as other capital market financings is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to access capital markets as a source of liquidity. Access to liquidity through the capital markets is also dependent on our financial stability. We expect that we will continue to have access to liquidity through any or all of the following sources or activities: (i) increasing the size or utilization of our receivables securitization, (ii) issuing commercial paper, (iii) entering into bank loans, outside of our revolving credit facility, or (iv) issuing bonds or other debt securities to public or private investors based on our assessment of the current condition of the credit markets. The Company’s $1.7 billion revolving credit facility is intended to support the issuance of commercial paper by UPC and also serves as an emergency source of liquidity. The Company currently does not intend to make any borrowings under this facility.

At December 31, 2016, we had a working capital deficit, which does not indicate a lack of liquidity.  We maintain adequate resources and, when necessary, have adequate access to capital markets to meet any foreseeable cash requirements, in addition to sufficient financial capacity to satisfy our current liabilities.  The decrease at 2016 year-end was primarily due to a decrease in other current assets related to a tax receivable for the late extension of bonus depreciation at December 31, 2015, along with an increase at December 31, 2016, in accounts payable and upcoming debt maturities. At December 31, 2015, we had a working capital surplus.

Cash Flows
Millions	2016	2015	2014
Cash provided by operating activities	$7,525	$7,344	$7,385
Cash used in investing activities	(3,393)	(4,476)	(4,249)
Cash used in financing activities	(4,246)	(3,063)	(2,982)
Net change in cash and cash equivalents	$(114)	$(195)	$154

Operating Activities

Cash provided by operating activities increased in 2016 compared to 2015.  The timing of tax payments primarily related to bonus depreciation and changes in working capital more than offset lower net income.

Cash provided by operating activities decreased in 2015 compared to 2014 due to lower net income and changes in working capital, partially offset by the timing of tax payments.

In December of 2014, Congress extended 50% bonus depreciation for 2014; however the related benefit was realized in 2015, rather than 2014.  Similarly, in December of 2015, Congress extended bonus depreciation through 2019, which delayed the benefit of 2015 bonus depreciation into 2016.  Bonus depreciation will be at a rate of 50% for 2016 and 2017, 40% for 2018 and 30% for 2019.

Investing Activities

Lower capital investments, partially offset by short-term investment purchases, decreased cash used in investing activities in 2016 compared to 2015.

Higher capital investments in locomotives and freight cars, including $327 million in early lease buyouts, which we exercised due to favorable economic terms and market conditions, drove the increase in cash used in investing activities in 2015 compared to 2014.

The following tables detail cash capital investments and track statistics for the years ended December 31, 2016, 2015, and 2014:

Millions	2016	2015	2014
Rail and other track material	$628	$734	$749
Ties	494	455	415
Ballast	235	233	204
Other [a]	480	438	378
Total road infrastructure replacements	1,837	1,860	1,746
Line expansion and other capacity projects	153	457	515
Commercial facilities	152	227	217
Total capacity and commercial facilities	305	684	732
Locomotives and freight cars [b]	854	1,436	1,067
Positive train control	371	381	384
Technology and other [c]	138	289	417
Total cash capital investments	$3,505	$4,650	$4,346

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]	Locomotives and freight cars include early lease buyouts of $90 million in 2016, $327 million in 2015, and $75 million in 2014.
[c]	Technology and other includes the $261 million early buyout of our headquarters building operating lease in 2014.

	2016	2015	2014
Track miles of rail replaced	791	767	912
Track miles of rail capacity expansion	52	103	119
New ties installed (thousands)	4,482	4,178	4,076
Miles of track surfaced	11,764	10,076	10,791

Capital Plan – In 2017, we expect our capital plan to be approximately $3.1 billion, which may be revised if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments.  While asset replacements will fluctuate as part of our renewal strategy, we expect to use 65% to 75% of our capital investments to renew and improve existing capital assets.  We will continue to invest in our network and terminals where appropriate, balancing terminal capacity with mainline capacity.  Significant investments in technology improvements are planned, including approximately $300 million for PTC.  We also will continue commercial investments in rail facilities and equipment, including approximately 60 locomotives, intermodal containers and chassis, and freight cars.

We expect to fund our 2017 cash capital plan by using some or all of the following: cash generated from operations, proceeds from the sale or lease of various operating and non-operating properties, proceeds from the issuance of long-term debt, and cash on hand. Our annual capital plan is a critical component of our long-term strategic plan. We expect our plan will enhance the long-term value of the Company for our shareholders by providing sufficient resources to (i) replace and improve our existing track infrastructure to provide safe and fluid operations, (ii) increase network efficiency by adding or improving facilities and track, and (iii) make investments that meet customer demand and take advantage of opportunities for long-term growth.

Financing Activities

Cash used in financing activities increased in 2016 compared to 2015. An increase of $457 million in debt repaid and a decrease of $1,345 million in debt issued more than offset a decrease of $465 million in dividends paid. The decrease in dividends paid was a result of adjusting the dividend payable dates in 2015 to align with the timing of the quarterly dividend declaration and payment dates within the same quarter. Aligning the quarterly dividend declaration and payment resulted in two payments in the first quarter of 2015: the fourth quarter 2014 dividend of $438 million, which was paid on January 2, 2015, as well as the first quarter 2015 dividend of $484 million, which was paid on March 30, 2015. The second quarter 2015 dividend of $479 million was paid on June 30, 2015, the third quarter 2015 dividend of $476 million was paid on September 30, 2015, and the fourth quarter 2015 dividend of $467 million was paid on December 31, 2015.

Cash used in financing activities increased in 2015 compared to 2014. An increase of $712 million in dividends paid and $240 million for the repurchase of shares under our common stock repurchase program more than offset an increase of $740 million in debt issued and a decrease of $154 million in debt repaid. The higher dividend payments primarily were a result of adjusting the dividend payable dates to align with the timing of the quarterly dividend declaration and payment within the same quarter as mentioned above.  Higher dividends per share also contributed to the increase in dividends paid.

See Note 15 of the Consolidated Financial Statements for a description of all our outstanding financing arrangements and significant new borrowings.

Ratio of Earnings to Fixed Charges

For each of the years ended December 31, 2016, 2015, and 2014, our ratio of earnings to fixed charges was 9.6, 11.6, and 13.5, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent income from continuing operations, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges.  (See Exhibit 12 to this report for the calculation of the ratio of earnings to fixed charges.)

Common Shareholders’ Equity

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $12.4 billion and $13.6 billion at December 31, 2016, and 2015, respectively.

Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of December 31, 2016, we repurchased a total of $19.1 billion of our common stock since the commencement of our repurchase programs in 2007.  The table below represents shares repurchased under this repurchase program.

	Number of Shares Purchased		Average Price Paid
	2016	2015	2016	2015
First quarter	9,315,807	6,881,455	$76.49	$117.28
Second quarter	7,026,100	7,975,100	85.66	104.62
Third quarter	9,088,613	13,800,700	93.63	89.65
Fourth quarter	9,624,667	6,646,899	97.60	88.19
Total	35,055,187	35,304,154	$88.57	$98.14

On November 17, 2016, our Board of Directors approved the early renewal of the share repurchase program, authorizing the repurchase of up to 120 million shares of our common stock by December 31, 2020. The new authorization was effective January 1, 2017, and replaces the previous authorization, which expired on December 31, 2016.

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

From January 1, 2017, through February 2, 2017, we repurchased 2.75 million shares at an aggregate cost of approximately $291 million.

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

The following tables identify material obligations and commitments as of December 31, 2016:

		Payments Due by December 31,
Contractual Obligations							After
Millions	Total	2017	2018	2019	2020	2021	2021	Other
Debt [a]	$25,292	$1,195	$998	$1,040	$1,399	$1,024	$19,636	$-
Operating leases [b]	3,043	461	390	348	285	245	1,314	-
Capital lease obligations [c]	1,355	221	193	179	187	158	417	-
Purchase obligations [d]	3,515	1,874	897	275	215	160	62	32
Other post retirement benefits [e]	465	47	47	47	47	47	230	-
Income tax contingencies [f]	125	-	-	-	-	-	-	125
Total contractual obligations	$33,795	$3,798	$2,525	$1,889	$2,133	$1,634	$21,659	$157

[a]	Excludes capital lease obligations of $1,105 million, as well as unamortized discount and deferred issuance costs of $(894) million. Includes an interest component of $10,496 million.
[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.
[c]	Represents total obligations, including interest component of $250 million.
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
[f]

Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of December 31, 2016.  For amounts where the year of settlement is uncertain, they are reflected in the Other column.

		Amount of Commitment Expiration per Period
Other Commercial Commitments							After
Millions	Total	2017	2018	2019	2020	2021	2021
Credit facilities [a]	$1,700	$-	$-	$1,700	$-	$-	$-
Receivables securitization facility [b]	650	-	-	650	-	-	-
Guarantees [c]	43	10	11	7	5	5	5
Standby letters of credit [d]	19	17	2	-	-	-	-
Total commercial commitments	$2,412	$27	$13	$2,357	$5	$5	$5

[a]	None of the credit facility was used as of December 31, 2016.
[b]	None of the receivables securitization facility was utilized as of December 31, 2016. The full program matures in July 2019.
[c]	Includes guaranteed obligations related to our affiliated operations.
[d]	None of the letters of credit were drawn upon as of December 31, 2016.

Off-Balance Sheet Arrangements

Guarantees – At December 31, 2016, and 2015, we were contingently liable for $43 million and $53 million in guarantees. The fair value of these obligations as of both December 31, 2016, and 2015, was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

OTHER MATTERS

Labor Agreements –  Approximately 84% of our 42,919 full-time-equivalent employees are represented by 14 major rail unions. On January 1, 2015, current labor agreements became subject to modification and we began the current round of negotiations with the unions. Existing agreements remain in effect until new agreements are reached or the Railway Labor Act’s (RLA) procedures (which include mediation, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention) are exhausted.  The railroad industry is currently in mediation with all bargaining coalitions.  Under the Railway Labor Act, the National Mediation Board controls timing and location of mediation conferences and when to terminate mediation, moving the parties to the next stages of the RLA process.  Contract negotiations historically continue for an extended period of time and we rarely experience work stoppages while negotiations are pending.

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

At December 31, 2016, we had variable-rate debt representing approximately 0.7% of our total debt. If variable interest rates average one percentage point higher in 2017 than our December 31, 2016 variable rate, which was approximately 1.7%, our interest expense would increase by approximately $1 million. This amount was determined by considering the impact of the hypothetical interest rate on the balances of our variable-rate debt at December 31, 2016.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2016, and amounts to an increase of approximately $1.9 billion to the fair value of our debt at December 31, 2016. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

Accounting Pronouncements – See Note 3 to the Consolidated Financial Statements.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at December 31, 2016. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $290 million to $317 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.  Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2016	2015	2014
Beginning balance	$318	$335	$294
Current year accruals	75	89	96
Changes in estimates for prior years	(29)	(3)	9
Payments	(74)	(103)	(64)
Ending balance at December 31	$290	$318	$335
Current portion, ending balance at December 31	$62	$63	$111

Our personal injury claims activity was as follows:

	2016	2015	2014
Open claims, beginning balance	2,404	2,618	2,605
New claims	2,453	2,573	2,773
Settled or dismissed claims	(2,700)	(2,787)	(2,760)
Open claims, ending balance at December 31	2,157	2,404	2,618

In conjunction with the liability update performed in 2016, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2016, and 2015.  Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 20% of the recorded liability related to asserted claims and approximately 80% related to unasserted claims at December 31, 2016.  Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $111 million to $118 million.  We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.

Our asbestos-related liability activity was as follows:

Millions	2016	2015	2014
Beginning balance	$120	$126	$131
Accruals/(Credits)	12	-	1
Payments	(21)	(6)	(6)
Ending balance at December 31	$111	$120	$126
Current portion, ending balance at December 31	$8	$6	$8

Our asbestos-related claims activity was as follows:

	2016	2015	2014
Open claims, beginning balance	1,089	1,065	1,140
New claims	164	193	183
Settled or dismissed claims	(310)	(169)	(258)
Open claims, ending balance at December 31	943	1,089	1,065

In conjunction with the liability update performed in 2016, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2016, and 2015.  The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; and there are material changes with respect to payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 292 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 21 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions	2016	2015	2014
Beginning balance	$190	$182	$171
Accruals	84	61	56
Payments	(62)	(53)	(45)
Ending balance at December 31	$212	$190	$182
Current portion, ending balance at December 31	$55	$52	$60

Our environmental site activity was as follows:

	2016	2015	2014
Open sites, beginning balance	290	270	268
New sites	85	66	55
Closed sites	(83)	(46)	(53)
Open sites, ending balance at December 31	292	290	270

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

For rail in high-density traffic corridors, we measure estimated service lives in millions of gross tons per mile of track.  It has been our experience that the lives of rail in high-density traffic corridors are closely correlated to usage (i.e., the amount of weight carried over the rail).  The service lives also vary based on rail weight, rail condition (e.g., new or secondhand), and rail type (e.g., straight or curve).  Our depreciation studies for rail in high-density traffic corridors consider each of these factors in determining the estimated service lives.  For rail in high-density traffic corridors, we calculate depreciation rates annually by dividing the number of gross ton-miles carried over the rail (i.e., the weight of loaded and empty freight cars, locomotives and maintenance of way equipment transported over the rail) by the estimated service lives of the rail measured in millions of gross tons per mile.  Rail in high-density traffic corridors accounts for approximately 70 percent of the historical cost of rail and other track material.  Based on the number of gross ton-miles carried over our rail in high density traffic corridors during 2016, the estimated service lives of the majority of this rail ranged from approximately 20 years to approximately 42 years.  For all other depreciable assets, we compute depreciation based on the estimated service lives of our assets as determined from the analysis of our depreciation studies.  Changes in the estimated service lives of our assets and their related depreciation rates are implemented prospectively.

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

Changes in estimated useful lives of our assets due to the results of our depreciation studies could significantly impact future periods’ depreciation expense and have a material impact on our Consolidated Financial Statements.  If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $65 million.  If the estimated useful lives of all depreciable assets were decreased by one year, annual depreciation expense would increase by approximately $70 million.  Our recent depreciation studies have resulted in lower depreciation rates for some asset classes. These lower rates will partially offset the impact of a projected higher depreciable asset base, resulting in an increase in total depreciation expense by approximately 3% to 4% in 2017 versus 2016.

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

Income Taxes – We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on current tax law; the effects of future tax legislation are not anticipated.  Future tax legislation, such as a change in the corporate tax rate, could have a material impact on our financial condition, results of operations, or liquidity.  For example, a permanent 1% increase in future income tax rates would increase our deferred tax liability by approximately $410 million.  Similarly, a permanent 1% decrease in future income tax rates would decrease our deferred tax liability by approximately $410 million.

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2017 and 2016, there were no valuation allowances.

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

Pension and Other Postretirement Benefits – We use an actuarial analysis to measure the liabilities and expenses associated with providing pension and medical and life insurance benefits (OPEB) to eligible employees. In order to use actuarial methods to value the liabilities and expenses, we must make several assumptions. The critical assumptions used to measure pension obligations and expenses are the discount rates and expected rate of return on pension assets. For OPEB, the critical assumptions are the discount rates and health care cost trend rate.

We evaluate our critical assumptions at least annually, and selected assumptions are based on the following factors:

•

Beginning in 2016, we measure the service cost and interest cost components of our net periodic benefit cost by using individual spot rates matched with separate cash flows for each future year.  Discount rates are based on a Mercer yield curve of high quality corporate bonds (rated AA by a recognized rating agency).

•	Expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions.
•	Health care cost trend rate is based on our historical rates of inflation and expected market conditions.

The following tables present the key assumptions used to measure net periodic pension and OPEB cost/(benefit) for 2017 and the estimated impact on 2017 net periodic pension and OPEB cost/(benefit) relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate for benefit obligations	4.37%	4.13%
Discount rate for interest on benefit obligations	3.65%	3.34%
Discount rate for service cost	4.69%	4.59%
Discount rate for interest on service cost	4.55%	4.44%
Expected return on plan assets	7.50%	N/A
Compensation increase	4.20%	N/A
Health care cost trend rate:
Pre-65 current	N/A	6.52%
Pre-65 level in 2038	N/A	4.50%

Sensitivities	Increase in Expense
Millions	Pension	OPEB
0.25% decrease in discount rates	$11	$-
0.25% increase in compensation scale	$8	N/A
0.25% decrease in expected return on plan assets	$9	N/A
1% increase in health care cost trend rate	N/A	$2

The following table presents the net periodic pension and OPEB cost for the years ended December 31:

	Est.
Millions	2017	2016	2015	2014
Net periodic pension cost	$45	$43	$120	$69
Net periodic OPEB cost	23	13	19	15

Our net periodic pension cost is expected to increase to approximately $45 million in 2017 from $43 million in 2016.  Our net periodic OPEB expense is expected to increase to approximately $23 million in 2017 from $13 million in 2016.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, (A) statements in the Chairman’s letter preceding Part I; statements regarding planned capital expenditures under the caption “2017 Capital Plan” in Item 2 of Part I; statements regarding dividends in Item 5 of Part II; and statements and information set forth under the captions “2017 Outlook”; “Liquidity and Capital Resources”; and “Pension and Other Postretirement Benefits” in this Item 7 of Part II, and (B)

any other statements or information in this report (including information incorporated herein by reference) regarding: expectations as to financial performance, revenue growth and cost savings;  the time by which goals, targets, or objectives will be achieved;  projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions;  expectations as to operational or service performance or improvements;  expectations as to the effectiveness of steps taken or to be taken to improve operations and/or service, including capital expenditures for infrastructure improvements and equipment acquisitions, any strategic business acquisitions, and modifications to our transportation plans;  expectations as to existing or proposed new products and services; expectations as to the impact of any new regulatory activities or legislation on our operations or financial results;  estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.  Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases or expressions.

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

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation

Omaha, Nebraska

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the "Corporation") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Table of Contents at Part IV, Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Corporation and Subsidiary Companies as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2017 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Omaha, Nebraska

February 3, 2017

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2016	2015	2014
Operating revenues:
Freight revenues	$18,601	$20,397	$22,560
Other revenues	1,340	1,416	1,428
Total operating revenues	19,941	21,813	23,988
Operating expenses:
Compensation and benefits	4,750	5,161	5,076
Purchased services and materials	2,258	2,421	2,558
Depreciation	2,038	2,012	1,904
Fuel	1,489	2,013	3,539
Equipment and other rents	1,137	1,230	1,234
Other	997	924	924
Total operating expenses	12,669	13,761	15,235
Operating income	7,272	8,052	8,753
Other income (Note 7)	192	226	151
Interest expense	(698)	(622)	(561)
Income before income taxes	6,766	7,656	8,343
Income taxes (Note 8)	(2,533)	(2,884)	(3,163)
Net income	$4,233	$4,772	$5,180
Share and Per Share (Note 9):
Earnings per share - basic	$5.09	$5.51	$5.77
Earnings per share - diluted	$5.07	$5.49	$5.75
Weighted average number of shares - basic	832.4	866.2	897.1
Weighted average number of shares - diluted	835.4	869.4	901.1
Dividends declared per share	$2.255	$2.20	$1.91

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2016	2015	2014
Net income	$4,233	$4,772	$5,180
Other comprehensive income/(loss):
Defined benefit plans	(29)	58	(448)
Foreign currency translation	(48)	(43)	(12)
Total other comprehensive income/(loss) [a]	(77)	15	(460)
Comprehensive income	$4,156	$4,787	$4,720

[a]	Net of deferred taxes of $49 million, ($8) million, and $291 million during 2016, 2015, and 2014, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts as of December 31,	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,277	$1,391
Short-term investments (Note 14)	60	-
Accounts receivable, net (Note 11)	1,258	1,356
Materials and supplies	717	736
Other current assets	284	647
Total current assets	3,596	4,130
Investments	1,457	1,410
Net properties (Note 12)	50,389	48,866
Other assets	276	194
Total assets	$55,718	$54,600
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 13)	$2,882	$2,612
Debt due within one year (Note 15)	758	594
Total current liabilities	3,640	3,206
Debt due after one year (Note 15)	14,249	13,607
Deferred income taxes (Note 8)	15,996	15,241
Other long-term liabilities	1,901	1,844
Commitments and contingencies (Notes 17 and 18)
Total liabilities	35,786	33,898
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,110,986,415 and 1,110,426,354 issued; 815,824,413 and 849,211,436
outstanding, respectively	2,777	2,776
Paid-in-surplus	4,421	4,417
Retained earnings	32,587	30,233
Treasury stock	(18,581)	(15,529)
Accumulated other comprehensive loss (Note 10)	(1,272)	(1,195)
Total common shareholders' equity	19,932	20,702
Total liabilities and common shareholders' equity	$55,718	$54,600

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2016	2015	2014
Operating Activities
Net income	$4,233	$4,772	$5,180
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,038	2,012	1,904
Deferred and other income taxes	831	765	895
Net gain on non-operating asset dispositions	(94)	(144)	(69)
Other operating activities, net	(228)	116	(216)
Changes in current assets and liabilities:
Accounts receivable, net	98	255	(197)
Materials and supplies	19	(24)	(59)
Other current assets	22	(47)	(35)
Accounts payable and other current liabilities	232	(276)	295
Income and other taxes	374	(85)	(313)
Cash provided by operating activities	7,525	7,344	7,385
Investing Activities
Capital investments	(3,505)	(4,650)	(4,346)
Purchases of short-term investments (Note 14)	(580)	-	-
Maturities of short-term investments (Note 14)	520	-	-
Proceeds from asset sales	129	251	138
Other investing activities, net	43	(77)	(41)
Cash used in investing activities	(3,393)	(4,476)	(4,249)
Financing Activities
Common share repurchases (Note 19)	(3,105)	(3,465)	(3,225)
Debt issued	1,983	3,328	2,588
Dividends paid	(1,879)	(2,344)	(1,632)
Debt repaid	(1,013)	(556)	(710)
Debt exchange	(191)	-	-
Other financing activities, net	(41)	(26)	(3)
Cash used in financing activities	(4,246)	(3,063)	(2,982)
Net change in cash and cash equivalents	(114)	(195)	154
Cash and cash equivalents at beginning of year	1,391	1,586	1,432
Cash and cash equivalents at end of year	$1,277	$1,391	$1,586
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$223	$100	$174
Capital lease financings	-	13	-
Cash dividends declared but not yet paid	-	-	438
Cash paid during the year for:
Income taxes, net of refunds	$(1,347)	$(2,156)	$(2,492)
Interest, net of amounts capitalized	(652)	(592)	(554)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2014	1,109.7	(197.7)	$ 2,774	$ 4,210	$ 23,901	$ (8,910)	$ (750)	$ 21,225
Net income			-	-	5,180	-	-	5,180
Other comp. loss			-	-	-	-	(460)	(460)
Conversion, stock option exercises, forfeitures, and other	0.4	3.0	1	111	-	71	-	183
Share repurchases (Note 19)	-	(32.0)	-	-	-	(3,225)	-	(3,225)
Cash dividends declared ($1.91 per share)	-	-	-	-	(1,714)	-	-	(1,714)
Balance at December 31, 2014	1,110.1	(226.7)	$ 2,775	$ 4,321	$ 27,367	$ (12,064)	$ (1,210)	$ 21,189
Net income			-	-	4,772	-	-	4,772
Other comp. income			-	-	-	-	15	15
Conversion, stock option exercises, forfeitures, and other	0.3	0.8	1	96	-	-	-	97
Share repurchases (Note 19)	-	(35.3)	-	-	-	(3,465)	-	(3,465)
Cash dividends declared ($2.20 per share)	-	-	-	-	(1,906)	-	-	(1,906)
Balance at December 31, 2015	1,110.4	(261.2)	$ 2,776	$ 4,417	$ 30,233	$ (15,529)	$ (1,195)	$ 20,702
Net income			-	-	4,233	-	-	4,233
Other comp. loss			-	-	-	-	(77)	(77)
Conversion, stock option exercises, forfeitures, and other	0.6	1.1	1	4	-	53	-	58
Share repurchases (Note 19)	-	(35.1)	-	-	-	(3,105)	-	(3,105)
Cash dividends declared ($2.255 per share)	-	-	-	-	(1,879)	-	-	(1,879)
Balance at December 31, 2016	1,111.0	(295.2)	$ 2,777	$ 4,421	$ 32,587	$ (18,581)	$ (1,272)	$ 19,932

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 10)

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

1. Nature of Operations

Operations and Segmentation – We are a Class I railroad operating in the U.S. Our network includes 32,070 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and Eastern U.S. gateways and providing several corridors to key Mexican gateways. We own 26,053 miles and operate on the remainder pursuant to trackage rights or leases. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions	2016	2015	2014
Agricultural Products	$3,625	$3,581	$3,777
Automotive	2,000	2,154	2,103
Chemicals	3,474	3,543	3,664
Coal	2,440	3,237	4,127
Industrial Products	3,348	3,808	4,400
Intermodal	3,714	4,074	4,489
Total freight revenues	$18,601	$20,397	$22,560
Other revenues	1,340	1,416	1,428
Total operating revenues	$19,941	$21,813	$23,988

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $2.2 billion in 2016,  $2.2 billion in 2015, and $2.3 billion in 2014.

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

We have applied fair value measurements to our short term investments, pension plan assets and short- and long-term debt.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Subtopic 842). ASU 2016-02 will require companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. Management is currently evaluating the impact of this standard on our consolidated financial position, results of operations, and cash flows, but expects that the adoption will result in a significant increase in the Company’s assets and liabilities.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09) Compensation - Stock Compensation (Topic 718), which simplifies the accounting for income taxes related to stock-based compensation. We elected to early adopt ASU 2016-09 in the first quarter of 2016 with an effective date of January 1, 2016. As a result of the adoption, we recognized excess tax benefits in the Consolidated Statements of Income and the Consolidated Statements of Cash Flows of $28 million for the year ended December 31, 2016. Prior periods have not been adjusted.

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

5. Stock Options and Other Stock Plans

There are no restricted shares outstanding under the 1992 Restricted Stock Plan for Non-Employee Directors of Union Pacific Corporation. We no longer grant awards of restricted shares under this plan.

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 2,200,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, receives a grant of 4,000 retention shares or retention stock units. Prior to December 31, 2007, each non-employee director received annually an option to purchase at fair value a number of shares of our common stock, not to exceed 20,000 shares during any calendar year, determined by dividing 60,000 by 1/3 of the fair market value of one share of our common stock on the date of such Board of Directors meeting, with the resulting quotient rounded up or down to the nearest 50 shares. In September 2007, the Board of Directors eliminated the annual payment of options for 2008 and all future years. As of December 31, 2016, 40,000 restricted shares and 7,400 options were outstanding under the Directors Plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 84,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2016, 2,715,137 options and 726,657 retention shares and stock units were outstanding under the 2004 Plan.  We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2013 Stock Incentive Plan (2013 Plan) was approved by shareholders in May 2013. The 2013 Plan reserved 78,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans as of February 28, 2013, that are subsequently cancelled, expired, forfeited or otherwise not issued under previous plans.  Under the 2013 Plan, non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2013 Plan. As of December 31, 2016, 3,439,910 options and 3,207,689 retention shares and stock units were outstanding under the 2013 Plan.

Pursuant to the above plans 73,745,250; 76,548,520; and 77,786,772 shares of our common stock were authorized and available for grant at December 31, 2016, 2015, and 2014, respectively.

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

Information regarding stock-based compensation appears in the table below:

Millions	2016	2015	2014
Stock-based compensation, before tax:
Stock options	$16	$17	$21
Retention awards	66	81	91
Total stock-based compensation, before tax	$82	$98	$112
Excess tax benefits from equity compensation plans	$28	$62	$118

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2016	2015	2014
Risk-free interest rate	1.3%	1.3%	1.6%
Dividend yield	2.9%	1.8%	2.1%
Expected life (years)	5.1	5.1	5.2
Volatility	23.2%	23.4%	30.0%
Weighted-average grant-date fair value of options granted	$11.36	$22.30	$20.18

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

A summary of stock option activity during 2016 is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2016	5,571	$66.69	5.4	yrs.	$114
Granted	1,672	75.52	N/A		N/A
Exercised	(978)	37.66	N/A		N/A
Forfeited or expired	(103)	100.16	N/A		N/A
Outstanding at December 31, 2016	6,162	$73.13	5.9	yrs.	$205
Vested or expected to vest at December 31, 2016	6,101	$73.05	5.9	yrs.	$204
Options exercisable at December 31, 2016	3,639	$62.95	4.2	yrs.	$154

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at December 31, 2016, are subject to performance or market-based vesting conditions.

At December 31, 2016, there was $18 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years. Additional information regarding stock option exercises appears in the table below:

Millions	2016	2015	2014
Intrinsic value of stock options exercised	$52	$50	$194
Cash received from option exercises	39	27	54
Treasury shares repurchased for employee payroll taxes	(15)	(12)	(24)
Tax benefit realized from option exercises	20	19	74
Aggregate grant-date fair value of stock options vested	19	19	17

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during 2016 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	2,900	$80.01
Granted	836	75.77
Vested	(799)	57.70
Forfeited	(148)	88.42
Nonvested at December 31, 2016	2,789	$84.68

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At December 31, 2016, there was $84 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2016 grant were as follows:

2016
Dividend per share per quarter	$0.55
Risk-free interest rate at date of grant	0.9%

Changes in our performance retention awards during 2016 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	1,255	$82.98
Granted	503	70.09
Vested	(530)	62.57
Forfeited	(83)	90.42
Nonvested at December 31, 2016	1,145	$86.23

At December 31, 2016, there was $20 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.2 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

Changes in our PBO and plan assets were as follows for the years ended December 31:

Funded Status	Pension		OPEB
Millions	2016	2015	2016	2015
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$3,958	$4,142	$329	$354
Service cost	84	106	1	3
Interest cost	143	163	11	13
Actuarial loss/(gain)	124	(267)	16	(18)
Gross benefits paid	(199)	(186)	(23)	(23)
Projected benefit obligation at end of year	$4,110	$3,958	$334	$329
Plan Assets
Fair value of plan assets at beginning of year	$3,544	$3,654	$-	$-
Actual return/(loss) on plan assets	279	(43)	-	-
Voluntary funded pension plan contributions	100	100	-	-
Non-qualified plan benefit contributions	24	19	23	23
Gross benefits paid	(199)	(186)	(23)	(23)
Fair value of plan assets at end of year	$3,748	$3,544	$-	$-
Funded status at end of year	$(362)	$(414)	$(334)	$(329)

Amounts recognized in the statement of financial position as of December 31, 2016, and 2015 consist of:

	Pension		OPEB
Millions	2016	2015	2016	2015
Noncurrent assets	$67	$1	$-	$-
Current liabilities	(24)	(22)	(24)	(23)
Noncurrent liabilities	(405)	(393)	(310)	(306)
Net amounts recognized at end of year	$(362)	$(414)	$(334)	$(329)

Pre-tax amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2016, and 2015 consist of:

	2016			2015
Millions	Pension	OPEB	Total	Pension	OPEB	Total
Prior service (cost)/credit	$-	$(2)	$(2)	$-	$7	$7
Net actuarial loss	(1,681)	(123)	(1,804)	(1,652)	(117)	(1,769)
Total	$(1,681)	$(125)	$(1,806)	$(1,652)	$(110)	$(1,762)

Pre-tax changes recognized in other comprehensive income/(loss) during 2016, 2015 and 2014 were as follows:

	Pension			OPEB
Millions	2016	2015	2014	2016	2015	2014
Net actuarial (loss)/gain	$(112)	$(31)	$(780)	$(16)	$18	$(33)
Amortization of:
Prior service cost/(credit)	-	-	-	(9)	(10)	(11)
Actuarial loss	83	106	71	10	13	10
Total	$(29)	$75	$(709)	$(15)	$21	$(34)

Amounts included in accumulated other comprehensive income/(loss) expected to be amortized into net periodic cost during 2017:

Millions	Pension	OPEB	Total
Prior service credit	$-	$(1)	$(1)
Net actuarial loss	(79)	(10)	(89)
Total	$(79)	$(11)	$(90)

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future compensation growth. The underfunded accumulated benefit obligation represents the difference between the ABO and the fair value of plan assets. At December 31, 2016, and 2015, the non-qualified (supplemental) plan ABO was $412 million and $388 million, respectively. The following table discloses only the PBO, ABO, and fair value of plan assets for pension plans where the accumulated benefit obligation is in excess of the fair value of the plan assets as of December 31:

Underfunded Accumulated Benefit Obligation
Millions	2016	2015
Projected benefit obligation	$428	$398
Accumulated benefit obligation	$412	$388
Fair value of plan assets	-	-
Underfunded accumulated benefit obligation	$(412)	$(388)

The ABO for all defined benefit pension plans was $3.9 billion and $3.7 billion at December 31, 2016, and 2015, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
Percentages	2016	2015	2016	2015
Discount rate	4.20%	4.37%	4.00%	4.16%
Compensation increase	4.20%	4.10%	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	6.31%	6.52%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate reached	N/A	N/A	2038	2038

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

The components of our net periodic pension and OPEB cost were as follows for the years ended December 31:

	Pension			OPEB
Millions	2016	2015	2014	2016	2015	2014
Net Periodic Benefit Cost:
Service cost	$84	$106	$70	$1	$3	$2
Interest cost	143	163	158	11	13	14
Expected return on plan assets	(267)	(255)	(230)	-	-	-
Amortization of:
Prior service cost/(credit)	-	-	-	(9)	(10)	(11)
Actuarial loss	83	106	71	10	13	10
Net periodic benefit cost	$43	$120	$69	$13	$19	$15

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows:

	Pension			OPEB
Percentages	2016	2015	2014	2016	2015	2014
Discount rate for benefit obligations	4.37%	3.94%	4.72%	4.13%	3.74%	4.47%
Discount rate for interest on benefit obligations	3.65%	3.94%	4.72%	3.34%	3.74%	4.47%
Discount rate for service cost	4.69%	3.94%	4.72%	4.59%	3.74%	4.47%
Discount rate for interest on service cost	4.55%	3.94%	4.72%	4.44%	3.74%	4.47%
Expected return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
Compensation increase	4.20%	4.00%	4.00%	N/A	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	N/A	6.52%	6.34%	6.49%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend reached	N/A	N/A	N/A	2038	2028	2028

Beginning in 2016, we measure the service cost and interest cost components of our net periodic benefit cost by using individual spot discount rates matched with separate cash flows for each future year. The discount rates were based on a yield curve of high quality corporate bonds.  The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return/(loss) on pension plan assets, net of fees, was approximately 8% in 2016, (1)% in 2015, and 6% in 2014.

Assumed health care cost trend rates have an effect on the expense and liabilities reported for health care plans. The assumed health care cost trend rate is based on historical rates and expected market conditions. The 2017 assumed health care cost trend rate for employees under 65 is 6.52%.  It is assumed the rate will decrease gradually to an ultimate rate of 4.5% in 2038 and will remain at that level.  A one-percentage point change in the assumed health care cost trend rates would have the following effects on OPEB:

Millions	One % pt. Increase	One % pt. Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on accumulated benefit obligation	19	(16)

Cash Contributions

The following table details our cash contributions for the qualified pension plans and the benefit payments for the non-qualified (supplemental) pension and OPEB plans:

	Pension
Millions	Qualified	Non-qualified	OPEB
2016	$100	$24	$23
2015	100	19	23

Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. All contributions made to the qualified pension plans in 2016 were voluntary and were made with cash generated from operations.

The non-qualified pension and OPEB plans are not funded and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent supplemental pension payments and claims paid for medical and life insurance. We anticipate our 2017 supplemental pension and OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2017 through 2026:

Millions	Pension	OPEB
2017	$199	$24
2018	201	24
2019	204	23
2020	206	22
2021	209	22
Years 2022 - 2026	1,094	98

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2016, and 2015, and target allocation for 2017, are as follows:

		Percentage of Plan Assets
	Target	December 31,
	Allocation 2017	2016	2015
Equity securities	60% to 70%	68%	67%
Debt securities	20% to 30%	21	23
Real estate	2% to 8%	6	6
Commodities	4% to 6%	5	4
Total		100%	100%

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target average long-term rate of return of 7.0%. We reduced our expected rate of return on plan assets to 7.0% in 2017 from 7.5% in 2016 to reflect our expected future returns on plan assets based on our current asset allocation strategy. While we believe we can achieve a long-term average rate of return of 7.0%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among equity, debt, and other investments in order to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges for equity, debt, and other portfolios are evaluated at least every three years with the assistance of an independent consulting firm. Actual asset allocations are monitored monthly, and rebalancing actions are executed at least quarterly, if needed.

The pension plan investments are held in a Master Trust. The majority of pension plan assets are invested in equity securities because equity portfolios have historically provided higher returns than debt and other asset classes over extended time horizons and are expected to do so in the future. Correspondingly, equity investments also entail greater risks than other investments.  Equity risks are balanced by investing a significant portion of the plans’ assets in high quality debt securities. The average credit rating of the debt portfolio exceeded A at both December 31, 2016 and December 31, 2015. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities. The weighted-average maturity of the debt portfolio was 14 years and 12 years at December 31, 2016, and 2015, respectively.

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

Registered Investment Companies – Registered Investment Companies are entities primarily engaged in the business of investing in securities and are registered with the Securities and Exchange Commission. The Plan’s holdings of Registered Investment Companies include both public and private fund vehicles. The public vehicles are mutual funds (real estate) and exchange-traded funds (stocks), which are classified as Level 1 investments. The private vehicles (bonds) do not have published pricing and are valued using Net Asset Value (NAV).

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

Venture Capital and Buyout Partnerships – This investment category is comprised of interests in limited partnerships that invest primarily in privately-held companies.  Due to the private nature of the partnership investments, pricing inputs are not readily observable.  Asset valuations are developed by the general partners that manage the partnerships.  These valuations are based on the application of public market multiples to private company cash flows, market transactions that provide valuation information for comparable companies, and other methods.  The fair value recorded by the Plan is calculated using each partnership’s NAV.

Real Estate Partnerships – Most of the Plan’s real estate investments are partnership interests.  The Real Estate Partnership category also includes real estate investments held in similar structures such as private real estate investment trusts and limited liability companies. Valuations for the holdings in this category are not based on readily observable inputs and are primarily derived from property appraisals. The fair value recorded by the Plan is calculated using the NAV for each investment.

Collective Trust and Other Funds – Collective trust and other funds are comprised of shares or units in commingled funds that are not publicly traded.  The underlying assets in these funds (U.S. stock funds, non-U.S. stock funds, commodity funds, and short term investment funds) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available.  The fair value recorded by the Plan is calculated using NAV for each investment.

This category also includes investments in limited liability companies that invest in publicly-traded securities. The limited liability company investments are funds that invest in both long and short positions in convertible securities, stocks, commodities, and fixed income securities.  The underlying securities held by the funds are traded actively on public exchanges and price quotes for these investments are readily available.  The fair value recorded by the plan is calculated using the NAV for each investment.

As of December 31, 2016, the pension plan assets measured at fair value on a recurring basis were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Inputs	Inputs	Inputs
Millions	(Level 1)	(Level 2)	(Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$27	$-	$-	$27
Registered investment companies [a]	17	-	-	17
Federal government securities	-	142	-	142
Bonds and debentures	-	357	-	357
Corporate stock	1,059	8	-	1,067
Total plan assets at fair value	$1,103	$507	$-	$1,610
Plan assets at NAV:
Registered investment companies [b]				280
Venture capital and buyout partnerships				283
Real estate partnerships				212
Collective trust and other funds				1,346
Total plan assets at NAV				$2,121
Other assets [c]				17
Total plan assets				$3,748

[a]	Registered investment companies measured at fair value include stock and real estate investments.
[b]	Registered investment companies measured at NAV include bond investments.
[c]	Other assets include accrued receivables and pending broker settlements.

As of December 31, 2015, the pension plan assets measured at fair value on a recurring basis were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Inputs	Inputs	Inputs
Millions	(Level 1)	(Level 2)	(Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$13	$-	$-	$13
Registered investment companies [a]	179	-	-	179
Federal government securities	-	125	-	125
Bonds and debentures	-	383	-	383
Corporate stock	1,034	7	-	1,041
Total plan assets at fair value	$1,226	$515	$-	$1,741
Plan assets at NAV:
Registered investment companies [b]				270
Venture capital and buyout partnerships				256
Real estate partnerships				199
Collective trust and other funds				1,075
Total plan assets at NAV				$1,800
Other assets [c]				3
Total plan assets				$3,544

[a]	Registered investment companies measured at fair value include stock and real estate investments.
[b]	Registered investment companies measured at NAV include bond investments.
[c]	Other assets include accrued receivables and pending broker settlements.

For the years ended December 31, 2016 and 2015, there were no significant transfers in or out of Levels 1, 2, or 3.

Other Retirement Programs

401(k)/Thrift Plan – We provide a defined contribution plan (401(k)/thrift plan) to eligible non-union and union employees for whom we make matching contributions. We match 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. Our plan contributions were $19 million in 2016, $20 million in 2015, and $19 million in 2014.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $671 million in 2016, $749 million in 2015, and $711 million in 2014.

Collective Bargaining Agreements –  Under collective bargaining agreements, we participate in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees.  Premiums paid under these plans are expensed as incurred and amounted to $50 million in 2016, $46 million in 2015, and $52 million in 2014.

7. Other Income

Other income included the following for the years ended December 31:

Millions	2016	2015	2014
Rental income	$96	$96	$96
Net gain on non-operating asset dispositions [a] [b]	94	144	69
Interest income	11	5	4
Non-operating environmental costs and other [c]	(9)	(19)	(18)
Total	$192	$226	$151

[a]	2016 includes $17 million and $50 million related to a real estate sale in the first and second quarter, respectively.
[b]	2015 includes $113 million related to a real estate sale.
[c]	2014 includes $14 million related to the sale of a permanent easement.

8. Income Taxes

Components of income tax expense were as follows for the years ended December 31:

Millions	2016	2015	2014
Current tax expense:
Federal	$1,518	$1,901	$2,019
State	176	210	239
Foreign	8	8	10
Total current tax expense	1,702	2,119	2,268
Deferred and other tax expense:
Federal	692	644	753
State	139	121	142
Total deferred and other tax expense	831	765	895
Total income tax expense	$2,533	$2,884	$3,163

For the years ended December 31, reconciliations between statutory and effective tax rates are as follows:

Tax Rate Percentages	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State statutory rates, net of federal benefits	3.1	3.1	3.1
Tax credits	(0.5)	(0.5)	(0.4)
Other	(0.2)	0.1	0.2
Effective tax rate	37.4%	37.7%	37.9%

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

Deferred income tax (liabilities)/assets were comprised of the following at December 31:

Millions	2016	2015
Deferred income tax liabilities:
Property	$(16,687)	$(16,079)
Other	(346)	(352)
Total deferred income tax liabilities	(17,033)	(16,431)
Deferred income tax assets:
Accrued wages	75	76
Accrued casualty costs	231	237
Stock compensation	69	72
Debt and leases	14	149
Retiree benefits	222	204
Credits	145	156
Other	281	296
Total deferred income tax assets	$1,037	$1,190
Net deferred income tax liability	$(15,996)	$(15,241)

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2016 and 2015, there were no valuation allowances.

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

A reconciliation of changes in unrecognized tax benefits liabilities/(assets) from the beginning to the end of the reporting period is as follows:

Millions	2016	2015	2014
Unrecognized tax benefits at January 1	$94	$151	$59
Increases for positions taken in current year	31	38	92
Increases for positions taken in prior years	10	13	22
Decreases for positions taken in prior years	(20)	(87)	(14)
Refunds from/(payments to) and settlements with taxing authorities	4	(13)	(8)
Increases/(decreases) for interest and penalties	6	(5)	1
Lapse of statutes of limitations	-	(3)	(1)
Unrecognized tax benefits at December 31	$125	$94	$151

We recognize interest and penalties as part of income tax expense. Total accrued liabilities for interest and penalties were $8 million and $2 million at December 31, 2016, and 2015, respectively. Total interest and penalties recognized as part of income tax expense (benefit) were $5 million for 2016, $(3) million for 2015, and $9 million for 2014.

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 2011, and the statute of limitations bars any additional tax assessments. In 2016, UPC amended its 2011 and 2012 income tax returns to claim deductions resulting from the resolution of IRS examinations for years prior to 2011. The IRS is currently reviewing the 2011 amended return.

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

Several state tax authorities are examining our state income tax returns for years 2006 through 2014.

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

Millions	2016	2015	2014
Unrecognized tax benefits that would reduce the effective tax rate	$31	$31	$33
Unrecognized tax benefits that would not reduce the effective tax rate	94	63	118
Total unrecognized tax benefits	$125	$94	$151

9. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31:

Millions, Except Per Share Amounts	2016	2015	2014
Net income	$4,233	$4,772	$5,180
Weighted-average number of shares outstanding:
Basic	832.4	866.2	897.1
Dilutive effect of stock options	1.5	1.5	2.1
Dilutive effect of retention shares and units	1.5	1.7	1.9
Diluted	835.4	869.4	901.1
Earnings per share – basic	$5.09	$5.51	$5.77
Earnings per share – diluted	$5.07	$5.49	$5.75

Common stock options totaling 2.0 million, 1.1 million, and 0.4 million for 2016, 2015, and 2014, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

10. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2016	$(1,103)	$(92)	$(1,195)
Other comprehensive income/(loss) before reclassifications	(3)	(48)	(51)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	(26)	-	(26)
Net year-to-date other comprehensive income/(loss), net of taxes of $49 million	(29)	(48)	(77)
Balance at December 31, 2016	$(1,132)	$(140)	$(1,272)

Balance at January 1, 2015	$(1,161)	$(49)	$(1,210)
Other comprehensive income/(loss) before reclassifications	(4)	(43)	(47)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	62	-	62
Net year-to-date other comprehensive income/(loss), net of taxes of $(8) million	58	(43)	15
Balance at December 31, 2015	$(1,103)	$(92)	$(1,195)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost.  See Note 6 Retirement Plans for additional details.

11. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At both December 31, 2016, and 2015, our accounts receivable were reduced by $5 million.  Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial Position.  At December 31, 2016, and 2015, receivables classified as other assets were reduced by allowances of $17 million and $11 million, respectively.

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

The amount outstanding under the Receivables Facility was $0 and $400 million at December 31, 2016, and December 31, 2015, respectively. The Receivables Facility was supported by $1.0 billion and $0.9 billion of accounts receivable as collateral at December 31, 2016, and December 31, 2015, respectively, which, as a retained interest, is included in accounts receivable, net in our Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability.  The costs of the Receivables Facility are included in interest expense and were $7 million,  $5 million and $4 million for 2016, 2015, and 2014, respectively.

12. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2016	Cost	Depreciation	Value	Useful Life
Land	$5,220	$ N/A	$5,220	N/A
Road:
Rail and other track material	15,845	5,722	10,123	40
Ties	9,812	2,736	7,076	33
Ballast	5,242	1,430	3,812	34
Other roadway [a]	18,138	3,226	14,912	47
Total road	49,037	13,114	35,923	N/A
Equipment:
Locomotives	9,692	3,939	5,753	20
Freight cars	2,243	972	1,271	24
Work equipment and other	905	232	673	19
Total equipment	12,840	5,143	7,697	N/A
Technology and other	974	412	562	11
Construction in progress	987	-	987	N/A
Total	$69,058	$18,669	$50,389	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2015	Cost	Depreciation	Value	Useful Life
Land	$5,195	$ N/A	$5,195	N/A
Road:
Rail and other track material	15,236	5,495	9,741	37
Ties	9,439	2,595	6,844	33
Ballast	5,024	1,350	3,674	34
Other roadway [a]	17,374	3,021	14,353	47
Total road	47,073	12,461	34,612	N/A
Equipment:
Locomotives	9,027	3,726	5,301	19
Freight cars	2,203	962	1,241	24
Work equipment and other	897	191	706	19
Total equipment	12,127	4,879	7,248	N/A
Technology and other	919	358	561	11
Construction in progress	1,250	-	1,250	N/A
Total	$66,564	$17,698	$48,866	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

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

Normal repairs and maintenance are expensed as incurred, while costs incurred that extend the useful life of an asset, improve the safety of our operations or improve operating efficiency are capitalized. These costs are allocated using appropriate statistical bases. Total expense for repairs and maintenance incurred was $2.3 billion for 2016,  $2.5 billion for 2015, and $2.4 billion for 2014.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

13. Accounts Payable and Other Current Liabilities

	Dec. 31,	Dec. 31,
Millions	2016	2015
Accounts payable	$955	$743
Income and other taxes payable	472	434
Accrued wages and vacation	387	391
Interest payable	212	208
Accrued casualty costs	185	181
Equipment rents payable	101	105
Other	570	550
Total accounts payable and other current liabilities	$2,882	$2,612

14. Financial Instruments

Short-Term Investments – The Company’s short-term investments consist of time deposits and government agency securities. These investments are considered level 2 investments and are valued at amortized cost, which approximates fair value ($60 million of time deposits as of December 31, 2016).  All short-term investments have a maturity of less than one year and are classified as held-to-maturity.  There were no transfers out of Level 2 during the year ended December 31, 2016.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At December 31, 2016, the fair value of total debt was $15.9 billion, approximately $0.9 billion more than the carrying value.  At December 31, 2015, the fair value of total debt was $15.2 billion, approximately $1.0 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At December 31, 2016, and 2015, approximately $155 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par.  The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

15. Debt

Total debt as of December 31, 2016, and 2015, is summarized below:

Millions	2016	2015
Notes and debentures, 1.8% to 7.9% due through 2065	$13,547	$11,964
Capitalized leases, 3.1% to 8.4% due through 2028	1,105	1,268
Equipment obligations, 2.6% to 6.7% due through 2031	1,069	963
Term loans - floating rate, due in 2017	100	200
Mortgage bonds, 4.8% due through 2030	57	57
Medium-term notes, 9.3% to 10.0% due through 2020	23	23
Receivables Securitization (Note 11)	-	400
Unamortized discount and deferred issuance costs	(894)	(674)
Total debt	15,007	14,201
Less: current portion	(758)	(594)
Total long-term debt	$14,249	$13,607

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2016, excluding market value adjustments:

Millions
2017	$763
2018	572
2019	645
2020	1,042
2021	673
Thereafter	12,206
Total principal	15,901
Unamortized discount and deferred issuance costs	(894)
Total debt	$15,007

Equipment Encumbrances – Equipment with a carrying value of approximately $2.3 billion and $2.6 billion at December 31, 2016, and 2015, respectively, served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

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

Credit Facilities – At December 31, 2016, we had $1.7 billion of credit available under the facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during 2016. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires UPC to maintain a debt-to-net-worth coverage ratio.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2016, the debt-to-net-worth coverage ratio allowed us to carry up to $39.9 billion of debt (as defined in the facility), and we had $15.1 billion of debt (as defined in the facility) outstanding at that date.  Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During 2016, we did not issue or repay any commercial paper, and at December 31, 2016, and 2015, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $12.4 billion and $13.6 billion at December 31, 2016, and 2015, respectively.

Shelf Registration Statement and Significant New Borrowings – On July 28, 2016, the Board of Directors renewed its authorization for the Company to issue up to $4.0 billion of debt securities under the Company’s current three-year shelf registration filed in February 2015, which had $0.9 billion of authority remaining. Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. At December 31, 2016, we had remaining authority to issue up to $3.55 billion of debt securities under our shelf registration.

During 2016, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

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

Equipment Trust – On May 9, 2016, UPRR consummated a pass-through (P/T) financing, whereby a P/T trust was created, which issued $151 million of P/T trust certificates with a stated interest rate of 2.495%. The P/T trust certificates will mature on November 9, 2029. The proceeds from the issuance of the P/T trust certificates were used to purchase equipment trust certificates to be issued by UPRR to finance the acquisition of 59 locomotives. The equipment trust certificates are secured by a lien on the locomotives. The $151 million is classified as debt due after one year in our Consolidated Statements of Financial Position.

Debt Exchange – On October 4, 2016, we exchanged $1,006 million of various outstanding notes and debentures due between 2028 and 2044 (the Existing Notes) for $1,044 million of 3.799% notes (the New Notes) due October 1, 2051, plus cash consideration of approximately $183 million in addition to $11 million for accrued and unpaid interest on the Existing Notes. In accordance with ASC 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different.  The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the terms of the New Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $8 million and were included in interest expense during the year ended December 31, 2016.

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

Receivables Securitization Facility – As of December 31, 2016, and 2015, we recorded $0 and $400 million, respectively, of borrowings under our receivables securitization facility, as secured debt. (See further discussion of our receivables securitization facility in Note 11).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs.  The future minimum lease payments associated with the VIE leases totaled $2.2 billion as of December 31, 2016.

17. Leases

We lease certain locomotives, freight cars, and other property. The Consolidated Statements of Financial Position as of December 31, 2016, and 2015 included $1,997 million, net of $1,121 million of accumulated depreciation, and $2,273 million, net of $1,189 million of accumulated depreciation, respectively, for properties held under capital leases. A charge to income resulting from the depreciation for assets held under capital leases is included within depreciation expense in our Consolidated Statements of Income. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016, were as follows:

Millions	Operating Leases	Capital Leases
2017	$461	$221
2018	390	193
2019	348	179
2020	285	187
2021	245	158
Later years	1,314	417
Total minimum lease payments	$3,043	$1,355
Amount representing interest	N/A	(250)
Present value of minimum lease payments	N/A	$1,105

Approximately 96% of capital lease payments relate to locomotives. Rent expense for operating leases with terms exceeding one month was $535 million in 2016,  $590 million in 2015, and $593 million in 2014. When cash rental payments are not made on a straight-line basis, we recognize variable rental expense on a straight-line basis over the lease term. Contingent rentals and sub-rentals are not significant.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at December 31, 2016. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $290 million to $317 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.  Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2016	2015	2014
Beginning balance	$318	$335	$294
Current year accruals	75	89	96
Changes in estimates for prior years	(29)	(3)	9
Payments	(74)	(103)	(64)
Ending balance at December 31	$290	$318	$335
Current portion, ending balance at December 31	$62	$63	$111

In conjunction with the liability update performed in 2016, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2016, and 2015. Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 20% of the recorded liability related to asserted claims and approximately 80% related to unasserted claims at December 31, 2016.  Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $111 million to $118 million.  We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.

Our asbestos-related liability activity was as follows:

Millions	2016	2015	2014
Beginning balance	$120	$126	$131
Accruals/(Credits)	12	-	1
Payments	(21)	(6)	(6)
Ending balance at December 31	$111	$120	$126
Current portion, ending balance at December 31	$8	$6	$8

In conjunction with the liability update performed in 2016, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2016, and 2015.  The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; and there are material changes with respect to payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 292 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 21 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions	2016	2015	2014
Beginning balance	$190	$182	$171
Accruals	84	61	56
Payments	(62)	(53)	(45)
Ending balance at December 31	$212	$190	$182
Current portion, ending balance at December 31	$55	$52	$60

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

Guarantees – At December 31, 2016, and 2015, we were contingently liable for $43 million and $53 million in guarantees, respectively. The fair value of these obligations as of both December 31, 2016, and 2015 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and in May 2012, the trial judge rendered an opinion establishing the fair market rent and entering judgment for back rent, including prejudgment interest. SFPP appealed the judgment. On November 5, 2014, the Second District Circuit Court of Appeal in California issued an opinion holding that UPRR was not entitled to collect rent from SFPP for easements on the portions of the property acquired solely through federal government land grants issued during the 1800s. The Appellate Court also reversed the award of prejudgment interest and remanded the case to the trial court. A favorable final judgment may materially affect UPRR's results of operations in the period of any monetary recoveries. Due to the uncertainty regarding the amount and timing of any recovery or any subsequent proceedings, we consider this a gain contingency and have not recognized any amounts in the Consolidated Financial Statements as of December 31, 2016.

19. Share Repurchase Program

Effective January 1, 2014, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2017, replacing our previous repurchase program. As of December 31, 2016, we repurchased a total of $19.1 billion of our common stock since the commencement of our repurchase programs in 2007.  The table below represents shares repurchased under this repurchase program.

	Number of Shares Purchased		Average Price Paid
	2016	2015	2016	2015
First quarter	9,315,807	6,881,455	$76.49	$117.28
Second quarter	7,026,100	7,975,100	85.66	104.62
Third quarter	9,088,613	13,800,700	93.63	89.65
Fourth quarter	9,624,667	6,646,899	97.60	88.19
Total	35,055,187	35,304,154	$88.57	$98.14

On November 17, 2016, our Board of Directors approved the early renewal of the share repurchase program, authorizing the repurchase of up to 120 million shares of our common stock by December 31, 2020. The new authorization was effective January 1, 2017, and replaces the previous authorization, which expired on December 31, 2016.

Management's assessments of market conditions and other pertinent factors guide the timing and volume of all repurchases. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

From January 1, 2017, through February 2, 2017, we repurchased 2.75 million shares at an aggregate cost of approximately $291 million.

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

UPRR had $877 million and $830 million recognized as investments related to TTX in our Consolidated Statements of Financial Position as of December 31, 2016, and 2015, respectively. TTX car hire expenses of $368 million in 2016, $376 million in 2015, and $350 million in 2014 are included in equipment and other rents in our Consolidated Statements of Income.  In addition, UPRR had accounts payable to TTX of $61 million at both December 31, 2016, and December 31, 2015.

21. Selected Quarterly Data (Unaudited)

Millions, Except Per Share Amounts
2016	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Operating revenues	$4,829	$4,770	$5,174	$5,168
Operating income	1,687	1,660	1,960	1,965
Net income	979	979	1,131	1,144
Net income per share:
Basic	1.16	1.17	1.36	1.40
Diluted	1.16	1.17	1.36	1.39

Millions, Except Per Share Amounts
2015	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Operating revenues	$5,614	$5,429	$5,562	$5,208
Operating income	1,977	1,949	2,208	1,918
Net income	1,151	1,204	1,300	1,117
Net income per share:
Basic	1.31	1.38	1.51	1.31
Diluted	1.30	1.38	1.50	1.31

Per share net income for the four quarters combined may not equal the per share net income for the year due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer (CEO) and Executive Vice President and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2016, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on the next page.

February 2, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation

Omaha, Nebraska

We have audited the internal control over financial reporting of Union Pacific Corporation and Subsidiary Companies (the "Corporation") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Corporation and our report dated February 3, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

Omaha, Nebraska

February 3, 2017

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

Item 11. Executive Compensation

Information concerning compensation received by our directors and our named executive officers is presented in the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in Fiscal Year 2016, Outstanding Equity Awards at 2016 Fiscal Year-End, Option Exercises and Stock Vested in Fiscal Year 2016, Pension Benefits at 2016 Fiscal Year-End, Nonqualified Deferred Compensation at 2016 Fiscal Year-End, Potential Payments Upon Termination or Change in Control and Director Compensation in Fiscal Year 2016 segments of the Proxy Statement and is incorporated herein by reference. Additional information regarding compensation of directors, including Board committee members, is set forth in the By-Laws of UPC and the Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, both of which are included as exhibits to this report. Information regarding the Compensation and Benefits Committee is set forth in the Compensation Committee Interlocks and Insider Participation and Compensation Committee Report segments of the Proxy Statement and is incorporated herein by reference.

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

The following table summarizes the equity compensation plans under which UPC common stock may be issued as of December 31, 2016:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,112,595 [1]	$73.11 [2]	73,745,250
Total	8,112,595	$73.11	73,745,250

[1]	Includes 1,950,148 retention units that do not have an exercise price. Does not include 2,024,198 retention shares that have been issued and are outstanding.
[2]	Does not include the retention units or retention shares described above in footnote 1.

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

(3)    Exhibits

Exhibits are listed in the exhibit index beginning on page 88. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of February, 2017.

UNION PACIFIC CORPORATION

By	/s/ Lance M. Fritz
Lance M. Fritz,
Chairman, President and
Chief Executive Officer
Union Pacific Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 3rd day of February, 2017, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER
AND DIRECTOR:

	By	/s/ Lance M. Fritz
Lance M. Fritz,
Chairman, President and
Chief Executive Officer
Union Pacific Corporation

PRINCIPAL FINANCIAL OFFICER:

	By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President and
Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

	By	/s/ Todd M. Rynaski
Todd M. Rynaski,
Vice President and Controller

DIRECTORS:

Andrew H. Card, Jr.*	Michael R. McCarthy*
Erroll B. Davis, Jr.*	Michael W. McConnell*
David B. Dillon*	Thomas F. McLarty III*
Deborah C. Hopkins*	Steven R. Rogel*
Charles C. Krulak* Jane H. Lute*	Jose H. Villarreal*

* By	James J. Theisen, Jr.
James J. Theisen, Jr., Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2016	2015	2014
Allowance for doubtful accounts:
Balance, beginning of period	$16	$21	$23
Charges/(reduction) to expense	23	1	5
Net recoveries/(write-offs)	(17)	(6)	(7)
Balance, end of period	$22	$16	$21
Allowance for doubtful accounts are presented in the Consolidated Statements of Financial Position as follows:
Current	$5	$5	$5
Long-term	17	11	16
Balance, end of period	$22	$16	$21
Accrued casualty costs:
Balance, beginning of period	$736	$757	$702
Charges to expense	202	227	256
Cash payments and other reductions	(222)	(248)	(201)
Balance, end of period	$716	$736	$757
Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$185	$181	$249
Long-term	531	555	508
Balance, end of period	$716	$736	$757

UNION PACIFIC CORPORATION

Exhibit Index

Exhibit No.	Description
Filed with this Statement
10(a)	Form of Performance Stock Unit Agreement dated February 2, 2017.
10(b)	Form of Stock Unit Agreement for Executives dated February 2, 2017.
10(c)	Form of Non-Qualified Stock Option Agreement for Executives dated February 2, 2017.
12	Ratio of Earnings to Fixed Charges.
21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.
23	Independent Registered Public Accounting Firm’s Consent.
24	Powers of attorney executed by the directors of UPC.
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Lance M. Fritz and Robert M. Knight, Jr.
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016  (filed with the SEC on February 3, 2017), is formatted in XBRL and submitted electronically herewith:  (i) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Financial Position at December 31, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements.

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

4(c)	Form of 2.750% Note due 2026 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 1, 2016.
4(d)	Form of 4.050% Note due 2046 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated March 1, 2016.
4(e)	Form of 4.375% Note due 2065 is incorporated herein by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated March 1, 2016.
4(f)	Form of 2.750% Note due 2026 is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 8, 2016.
4(g)

Form of 3.350% Note due 2046 is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated August 8, 2016.

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

10(o)	Union Pacific Corporation 2013 Stock Incentive Plan, effective May 16, 2013, is incorporated herein by reference to Exhibit 4.3 to the Corporation’s Form S-8 dated May 17, 2013.
10(p)	UPC 2004 Stock Incentive Plan amended March 1, 2013, is incorporated herein by reference to Exhibit 10(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
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

10(v)	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.
10(w)	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.
10(x)	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.
10(y)	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.
10(z)	Form of 2014 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.
10(aa)	Form of 2015 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(bb)	Form of 2016 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.
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