Form 10-Q
period 2017-03-31
UNION PACIFIC CORP
filed 2017-04-27
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

☐ Yes     ☒ No

As of April 21,  2017, there were 807,439,232 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended March 31,	2017	2016
Operating revenues:
Freight revenues	$4,794	$4,502
Other revenues	338	327
Total operating revenues	5,132	4,829
Operating expenses:
Compensation and benefits	1,257	1,213
Purchased services and materials	566	569
Depreciation	520	502
Fuel	460	320
Equipment and other rents	276	289
Other	260	249
Total operating expenses	3,339	3,142
Operating income	1,793	1,687
Other income (Note 6)	67	46
Interest expense	(172)	(167)
Income before income taxes	1,688	1,566
Income taxes	(616)	(587)
Net income	$1,072	$979
Share and Per Share (Note 8):
Earnings per share - basic	$1.32	$1.16
Earnings per share - diluted	$1.32	$1.16
Weighted average number of shares - basic	811.5	844.0
Weighted average number of shares - diluted	814.8	846.7
Dividends declared per share	$0.605	$0.55

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended March 31,	2017	2016
Net income	$1,072	$979
Other comprehensive income/(loss):
Defined benefit plans	11	8
Foreign currency translation	9	(21)
Total other comprehensive income/(loss) [a]	20	(13)
Comprehensive income	$1,092	$966

[a]Net of deferred taxes of $(14) million and $5 million during the three months ended March 31, 2017, and 2016, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	March 31,	December 31,
Millions, Except Share and Per Share Amounts	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,049	$1,277
Short-term investments (Note 13)	90	60
Accounts receivable, net (Note 10)	1,279	1,258
Materials and supplies	760	717
Other current assets	410	284
Total current assets	3,588	3,596
Investments	1,480	1,457
Net properties (Note 11)	50,550	50,389
Other assets	282	276
Total assets	$55,900	$55,718
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,125	$2,882
Debt due within one year (Note 14)	723	758
Total current liabilities	3,848	3,640
Debt due after one year (Note 14)	14,310	14,249
Deferred income taxes	16,157	15,996
Other long-term liabilities	1,862	1,901
Commitments and contingencies (Note 16)
Total liabilities	36,177	35,786
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,111,444,916 and 1,110,986,415 issued; 809,169,124 and 815,824,413
outstanding, respectively	2,779	2,777
Paid-in-surplus	4,406	4,421
Retained earnings	33,167	32,587
Treasury stock	(19,377)	(18,581)
Accumulated other comprehensive loss (Note 9)	(1,252)	(1,272)
Total common shareholders' equity	19,723	19,932
Total liabilities and common shareholders' equity	$55,900	$55,718

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended March 31,	2017	2016
Operating Activities
Net income	$1,072	$979
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	520	502
Deferred and other income taxes	145	169
Other operating activities, net	94	(74)
Changes in current assets and liabilities:
Accounts receivable, net	(21)	1
Materials and supplies	(43)	20
Other current assets	(132)	(37)
Accounts payable and other current liabilities	(186)	(58)
Income and other taxes	434	671
Cash provided by operating activities	1,883	2,173
Investing Activities
Capital investments	(811)	(687)
Purchases of short-term investments (Note 13)	(90)	-
Maturities of short-term investments (Note 13)	60	-
Proceeds from asset sales	17	29
Other investing activities, net	(19)	(14)
Cash used in investing activities	(843)	(672)
Financing Activities
Common share repurchases (Note 17)	(759)	(706)
Dividends paid	(492)	(465)
Debt issued (Note 14)	200	1,278
Debt repaid	(184)	(282)
Other financing activities, net	(33)	(44)
Cash used in financing activities	(1,268)	(219)
Net change in cash and cash equivalents	(228)	1,282
Cash and cash equivalents at beginning of year	1,277	1,391
Cash and cash equivalents at end of period	$1,049	$2,673
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$94	$100
Common shares repurchased but not yet paid	43	7
Cash (paid for)/received from:
Income taxes, net of refunds	$(3)	$282
Interest, net of amounts capitalized	(203)	(215)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2016	1,110.4	(261.2)	$ 2,776	$ 4,417	$ 30,233	$ (15,529)	$ (1,195)	$ 20,702
Net income			-	-	979	-	-	979
Other comprehensive loss			-	-	-	-	(13)	(13)
Conversion, stock option exercises, forfeitures, and other	0.6	0.4	2	(36)	-	19	-	(15)
Share repurchases (Note 17)	-	(9.3)	-	-	-	(713)	-	(713)
Cash dividends declared ($0.55 per share)	-	-	-	-	(465)	-	-	(465)
Balance at March 31, 2016	1,111.0	(270.1)	$ 2,778	$ 4,381	$ 30,747	$ (16,223)	$ (1,208)	$ 20,475

Balance at January 1, 2017	1,111.0	(295.2)	$ 2,777	$ 4,421	$ 32,587	$ (18,581)	$ (1,272)	$ 19,932
Net income			-	-	1,072	-	-	1,072
Other comprehensive income			-	-	-	-	20	20
Conversion, stock option exercises, forfeitures, and other	0.4	0.5	2	(15)	-	6	-	(7)
Share repurchases (Note 17)	-	(7.5)	-	-	-	(802)	-	(802)
Cash dividends declared ($0.605 per share)	-	-	-	-	(492)	-	-	(492)
Balance at March 31, 2017	1,111.4	(302.2)	$ 2,779	$ 4,406	$ 33,167	$ (19,377)	$ (1,252)	$ 19,723

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2016 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2016, is derived from audited financial statements. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results for the entire year ending December 31, 2017.

The Condensed Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

2. Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. This may require the use of more judgment and estimates in order to correctly recognize the revenue expected as an outcome of each specific performance obligation. Additionally, this guidance will require the disclosure of the nature, amount, and timing of revenue arising from contracts so as to aid in the understanding of the users of financial statements.

This standard is effective for annual reporting periods beginning after December 15, 2017, and can be adopted either retrospectively or as a cumulative effect adjustment as of the date of adoption. We intend to adopt the standard beginning in 2018.  We are currently evaluating the implications of this standard and its impacts on our revenue reporting, including performing a review of commercial contracts and identifying relevant changes to processes, controls and disclosures.  At this time, ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires the service cost component be reported separately from the other components of net benefit costs in the income statement, provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement, and allows only the service cost component of net benefit cost to be eligible for capitalization. This standard is effective for annual and interim reporting periods beginning after December 15, 2017, and requires retrospective adoption.  Early adoption is permitted.  ASU 2017-07 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions,
for the Three Months Ended March 31,	2017	2016
Agricultural Products	$942	$882
Automotive	504	510
Chemicals	885	878
Coal	648	519
Industrial Products	907	834
Intermodal	908	879
Total freight revenues	$4,794	$4,502
Other revenues	338	327
Total operating revenues	$5,132	$4,829

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $566 million and $535 million, respectively, for the three months ended March 31, 2017, and March 31, 2016.

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

Millions,
for the Three Months Ended March 31,	2017	2016
Stock-based compensation, before tax:
Stock options	$4	$4
Retention awards	22	13
Total stock-based compensation, before tax	$26	$17
Excess tax benefits from equity compensation plans	$22	$10

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2017	2016
Risk-free interest rate	2.0%	1.3%
Dividend yield	2.3%	2.9%
Expected life (years)	5.3	5.1
Volatility	21.7%	23.2%
Weighted-average grant-date fair value of options granted	$18.19	$11.36

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

A summary of stock option activity during the three months ended March 31, 2017, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2017	6,162	$73.13	5.9	yrs.	$205
Granted	1,086	107.30		N/A	N/A
Exercised	(348)	39.34		N/A	N/A
Forfeited or expired	(58)	88.78		N/A	N/A
Outstanding at March 31, 2017	6,842	$80.14	6.4	yrs.	$194
Vested or expected to vest at March 31, 2017	6,787	$79.79	6.4	yrs.	$193
Options exercisable at March 31, 2017	4,419	$71.65	5.0	yrs.	$161

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at March 31, 2017, are subject to performance or market-based vesting conditions.

At March 31, 2017, there was $33 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended
	March 31,
Millions	2017	2016
Intrinsic value of stock options exercised	$23	$10
Cash received from option exercises	20	9
Treasury shares repurchased for employee payroll taxes	(7)	(3)
Tax benefit realized from option exercises	9	4
Aggregate grant-date fair value of stock options vested	19	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2017, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	2,789	$84.68
Granted	562	107.30
Vested	(791)	67.91
Forfeited	(39)	90.57
Nonvested at March 31, 2017	2,521	$94.89

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At March 31, 2017, there was $128 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.3 years.

Performance Retention Awards – In February 2017, our Board of Directors approved performance stock unit grants. The basic terms of these performance stock units are identical to those granted in February 2016, except for different annual return on invested capital (ROIC) performance targets. The 2016 and 2017 plans also include relative operating income growth (OIG) as a modifier compared to the companies included in the S&P 500 Industrials Index. We define ROIC as net operating profit adjusted for interest expense (including interest on the present value of operating leases) and taxes on interest divided by average invested capital adjusted for the present value of operating leases. The modifier can be up to +/- 25% of the award earned based on the ROIC achieved.

Stock units awarded to selected employees under these grants are subject to continued employment for 37 months and the attainment of certain levels of ROIC, and for the 2016 and 2017 plans, modified for the relative OIG. We expense the fair value of the units that are probable of being earned based on our forecasted ROIC over the 3-year performance period, and with respect to the third year of the 2016 and 2017 plans, the relative OIG modifier. We measure the fair value of these performance stock units based upon the closing price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. Dividend equivalents are paid to participants only after the units are earned.

The assumptions used to calculate the present value of estimated future dividends related to the February 2017 grant were as follows:

2017
Dividend per share per quarter	$0.605
Risk-free interest rate at date of grant	1.5%

Changes in our performance retention awards during the three months ended March 31, 2017, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	1,145	$86.23
Granted	461	101.38
Vested	(255)	83.06
Unearned	(110)	83.06
Forfeited	(34)	91.93
Nonvested at March 31, 2017	1,207	$92.81

At March 31, 2017, there was $61 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 2.3 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension and OPEB cost were as follows for the three months ended March 31:

	Pension		OPEB

Millions	2017	2016	2017	2016
Service cost	$23	$22	$-	$1
Interest cost	35	35	3	3
Expected return on plan assets	(66)	(67)	-	-
Amortization of:
Prior service credit	-	-	-	(2)
Actuarial loss	20	20	3	2
Net periodic benefit cost	$12	$10	$6	$4

Cash Contributions

For the three months ended March 31, 2017, we did not make any cash contributions to the qualified pension plan. Any contributions made during 2017 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2017, we do not have minimum cash funding requirements for 2017.

6. Other Income

Other income included the following:

Millions,
for the Three Months Ended March 31,	2017	2016
Rental income	$37	$25
Net gain on non-operating asset dispositions [a]	34	25
Interest income	2	2
Non-operating environmental costs and other	(6)	(6)
Total	$67	$46

[a]Includes $26 million and $17 million related to a real estate sale in 2017 and 2016, respectively.

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

Several state tax authorities are examining our state tax returns for years 2006 through 2014.

At March 31, 2017, we had a net liability for unrecognized tax benefits of $123 million.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts,
for the Three Months Ended March 31,	2017	2016
Net income	$1,072	$979
Weighted-average number of shares outstanding:
Basic	811.5	844.0
Dilutive effect of stock options	1.8	1.3
Dilutive effect of retention shares and units	1.5	1.4
Diluted	814.8	846.7
Earnings per share – basic	$1.32	$1.16
Earnings per share – diluted	$1.32	$1.16
Stock options excluded as their inclusion would be anti-dilutive	1.6	3.0

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2017, and 2016, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2017	$(1,132)	$(140)	$(1,272)
Other comprehensive income/(loss) before reclassifications	(3)	9	6
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	14	-	14
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(14) million	11	9	20
Balance at March 31, 2017	$(1,121)	$(131)	$(1,252)

Balance at January 1, 2016	$(1,103)	$(92)	$(1,195)
Other comprehensive income/(loss) before reclassifications	(5)	(21)	(26)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	13	-	13
Net quarter-to-date other comprehensive income/(loss), net of taxes of $5 million	8	(21)	(13)
Balance at March 31, 2016	$(1,095)	$(113)	$(1,208)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At March 31, 2017, and December 31, 2016, our accounts receivable were reduced by $3 million and $5 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At March 31, 2017, and December 31, 2016, receivables classified as other assets were reduced by allowances of $18 million and $17 million, respectively.

Receivables Securitization Facility –The Railroad maintains a $650 million, 3-year receivables securitization facility (the Receivables Facility) maturing in July 2019. Under the Receivables Facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount outstanding under the Receivables Facility was $200 million and $0 at March 31, 2017, and December 31, 2016, respectively. The Receivables Facility was supported by $1.0 billion of accounts receivable as collateral at both March 31, 2017, and December 31, 2016, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables  Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $1 million and $2 million for the three months ended March 31, 2017, and 2016, respectively.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of March 31, 2017	Cost	Depreciation	Value	Useful Life
Land	$5,207	$ N/A	$5,207	N/A
Road:
Rail and other track material	15,974	5,781	10,193	43
Ties	9,900	2,782	7,118	33
Ballast	5,281	1,455	3,826	34
Other roadway [a]	18,290	3,297	14,993	47
Total road	49,445	13,315	36,130	N/A
Equipment:
Locomotives	9,651	3,900	5,751	20
Freight cars	2,251	970	1,281	24
Work equipment and other	914	241	673	19
Total equipment	12,816	5,111	7,705	N/A
Technology and other	1,010	405	605	11
Construction in progress	903	-	903	N/A
Total	$69,381	$18,831	$50,550	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2016	Cost	Depreciation	Value	Useful Life
Land	$5,220	$ N/A	$5,220	N/A
Road:
Rail and other track material	15,845	5,722	10,123	40
Ties	9,812	2,736	7,076	33
Ballast	5,242	1,430	3,812	34
Other roadway [a]	18,138	3,226	14,912	47
Total road	49,037	13,114	35,923	N/A
Equipment:
Locomotives	9,692	3,939	5,753	20
Freight cars	2,243	972	1,271	24
Work equipment and other	905	232	673	19
Total equipment	12,840	5,143	7,697	N/A
Technology and other	974	412	562	11
Construction in progress	987	-	987	N/A
Total	$69,058	$18,669	$50,389	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Mar. 31,	Dec. 31,
Millions	2017	2016
Income and other taxes payable	$901	$472
Accounts payable	789	955
Accrued wages and vacation	393	387
Accrued casualty costs	194	185
Interest payable	170	212
Equipment rents payable	101	101
Other	577	570
Total accounts payable and other current liabilities	$3,125	$2,882

13. Financial Instruments

Short-Term Investments – The Company’s short-term investments consist of time deposits ($90 million as of March 31, 2017). These investments are considered level 2 investments and are valued at amortized cost, which approximates fair value. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.  There were no transfers out of Level 2 during the three months ended March 31, 2017.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At both March 31, 2017,  and December 31, 2016, the fair value of total debt was $15.9 billion, approximately $0.9 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At both March 31, 2017, and December 31, 2016, approximately $155 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At March 31, 2017, we had $1.7 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2017. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires UPC to maintain a debt-to-net-worth coverage ratio.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2017, the debt-to-net-worth coverage ratio allowed us to carry up to $39.4 billion of debt (as defined in the facility), and we had $15.1 billion of debt (as defined in the facility) outstanding at that date. Under our current capital plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2017, we did not issue or repay any commercial paper, and at March 31, 2017, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Shelf Registration Statement and Significant New Borrowings – In 2016, the Board of Directors reauthorized the issuance of up to $4.0 billion of debt securities. Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. At March 31, 2017, we had remaining authority to issue up to $3.55 billion of debt securities under our shelf registration.

Receivables Securitization Facility – During the first quarter of 2017, we drew $200 million on our Receivables Facility. As of March 31, 2017, and December 31, 2016, we recorded $200 million and $0, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

Subsequent Event  - On April 5, 2017, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Description of Securities
$500 million of 3.000% Notes due April 15, 2027
$500 million of 4.000% Notes due April 15, 2047

Proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions.    After this issuance, we had remaining authority to issue up to $2.55 billion of debt securities under our shelf registration.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $2.1 billion as of March 31, 2017.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at March 31, 2017. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $291 million to $318 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2017	2016
Beginning balance	$290	$318
Current year accruals	19	21
Changes in estimates for prior years	4	(10)
Payments	(22)	(13)
Ending balance at March 31	$291	$316
Current portion, ending balance at March 31	$65	$61

We have insurance coverage for a portion of the costs incurred to resolve personal injury-related claims, and we have recognized an asset for estimated insurance recoveries at March 31, 2017, and December 31, 2016.  Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 18% of the recorded liability related to asserted claims and approximately 82% related to unasserted claims at March 31, 2017.

Our asbestos-related liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2017	2016
Beginning balance	$111	$120
Accruals	-	-
Payments	(1)	(2)
Ending balance at March 31	$110	$118
Current portion, ending balance at March 31	$8	$6

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at March 31, 2017, and December 31, 2016.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 300 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 32 sites that are the subject of actions taken by the U.S. government, 20 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2017	2016
Beginning balance	$212	$190
Accruals	2	19
Payments	(11)	(17)
Ending balance at March 31	$203	$192
Current portion, ending balance at March 31	$53	$56

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

Guarantees – At both March 31, 2017, and December 31, 2016, we were contingently liable for $43 million in guarantees. The fair value of these obligations as of both March 31, 2017, and December 31, 2016 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At March 31, 2017, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $2.9 billion.

Gain Contingency – UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) currently are engaged in a proceeding to resolve the fair market rent payable to UPRR commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to resolve this issue, and in May 2012, the trial judge rendered an opinion establishing the fair market rent and entering judgment for back rent, including prejudgment interest. SFPP appealed the judgment. On November 5, 2014, the Second District Circuit Court of Appeal in California issued an opinion holding that UPRR was not entitled to collect rent from SFPP for easements on the portions of the property acquired solely through federal government land grants issued during the 1800s. The Appellate Court also reversed the award of prejudgment interest and remanded the case to the trial court. A favorable final judgment may materially affect UPRR's results of operations in the period of any monetary recoveries. Due to the uncertainty regarding the amount and timing of any recovery or any subsequent proceedings, we consider this a gain contingency and have not recognized any amounts in the Condensed Consolidated Financial Statements as of March 31, 2017.

17. Share Repurchase Program

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. As of March 31, 2017, we repurchased a total of $19.9 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased in the first quarter of 2017 under our new repurchase program, and shares repurchased in the first quarter of 2016 under our previous repurchase program.

	Number of Shares Purchased		Average Price Paid
	2017	2016	2017	2016
First quarter	7,531,300	9,315,807	$106.55	$76.49
Remaining number of shares that may be repurchased under current authority			112,468,700

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

From April 1, 2017 through April 26, 2017, we repurchased 2.1 million shares at an aggregate cost of approximately $228 million.

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

UPRR had $890 million and $877 million recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of March 31, 2017, and December 31, 2016, respectively. TTX car hire expenses of $86 million and $90 million for the three months ended March 31, 2017, and 2016, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $55 million and $61 million as of March 31, 2017, and December 31, 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017, Compared to

Three Months Ended March 31, 2016

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2016 Annual Report on Form 10-

K. There have not been any significant changes with respect to these policies during the first three months of 2017.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.32 per diluted share on net income of $1.1 billion in the first quarter of 2017 compared to earnings of $1.16 per diluted share on net income of $1.0 billion for the first quarter of 2016. Freight revenues increased 6%,  or $292 million, in the first quarter compared to the same period in 2016.  Volume growth of 2% and a  4%  increase in average revenue per car (ARC) resulting from higher fuel surcharge revenue, core pricing gains, and mix of traffic drove the freight revenue growth. Demand for coal and shale drilling improved frac sand shipments compared to relatively low volume levels in the first quarter of 2016.  In addition, shipments of grain, automotive parts, and international intermodal also contributed to the year-over-year growth.  Conversely, shipments of crude oil, rock, finished vehicles, and domestic intermodal decreased versus 2016.

Operationally, we encountered considerable weather challenges in the West including snow, rain and flooding. Network operations were disrupted, resulting in an approximately $0.03 negative earnings per share impact for the quarter due to deferred or lost revenue and additional costs.  As a result, average train speed, as reported to the Association of American Railroads (AAR), decreased 6% to 25.7 miles per hour, and average terminal dwell time increased 7% to 30.6 hours.

Despite these challenges, we continued to right size critical resources with current market demands.  While volumes grew 2%, our work force levels decreased 4%, demonstrating continued momentum on our resource productivity initiatives.  At the end of the first quarter, approximately 2,300 employees across all crafts were either furloughed or in alternate work status, and approximately 1,400 locomotives were in storage.

Operating Revenues

Millions,			%
for the Three Months Ended March 31,	2017	2016	Change
Freight revenues	$4,794	$4,502	6%
Other revenues	338	327	3
Total	$5,132	$4,829	6%

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

Freight revenues increased during the first quarter of 2017 compared to 2016 driven by volume growth in coal, agriculture, and industrial products shipments, higher fuel surcharge revenue, core pricing gains and mix of traffic.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $212 million in the first quarter of 2017 compared to $113 million in the same period of 2016. Higher fuel surcharge revenue resulted from higher fuel prices and volume growth,  partially offset by the lag in fuel surcharge recovery (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

Other revenues increased in the first quarter 2017 compared to 2016 due to higher subsidiary revenues, primarily those that broker intermodal and automotive services.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues
Millions,			%
for the Three Months Ended March 31,	2017	2016	Change
Agricultural Products	$942	$882	7%
Automotive	504	510	(1)
Chemicals	885	878	1
Coal	648	519	25
Industrial Products	907	834	9
Intermodal	908	879	3
Total	$4,794	$4,502	6%

Revenue Carloads
Thousands,			%
for the Three Months Ended March 31,	2017	2016	Change
Agricultural Products	250	235	6%
Automotive	212	217	(2)
Chemicals	257	268	(4)
Coal	304	262	16
Industrial Products	278	274	1
Intermodal [a]	787	788	-
Total	2,088	2,044	2%

Average Revenue per Car			%
for the Three Months Ended March 31,	2017	2016	Change
Agricultural Products	$3,773	$3,749	1%
Automotive	2,373	2,350	1
Chemicals	3,448	3,272	5
Coal	2,134	1,985	8
Industrial Products	3,261	3,041	7
Intermodal [a]	1,154	1,116	3
Average	$2,297	$2,202	4%

[a]Each intermodal container or trailer equals one carload.

Agricultural Products – Freight revenue from agricultural products shipments increased in the first quarter of 2017 compared to 2016 due to volume growth, core pricing gains, and higher fuel surcharge revenue, partially offset by mix of traffic.  Volumes increased 6% in the first quarter compared to 2016 driven by a 15% increase in grain shipments.  Ample U.S. grain supply and competitiveness in the global market drove strong demand for grain exports.

Automotive – Freight revenue from automotive shipments decreased in the first quarter of 2017 compared to 2016 due to volume declines and mix of traffic, partially offset by higher fuel surcharge revenue and core pricing gains.  Volumes declined 2% in the first quarter compared to 2016 as finished vehicle shipments decreased 8% resulting from a partial contract loss as well as reduced vehicle production for certain auto manufacturers. Automotive parts shipments grew 5% in the first quarter, driven by growth in truck-to-rail conversions.

Chemicals – Freight revenue from chemical shipments increased in the first quarter of 2017 compared to 2016 primarily due to core pricing gains and higher fuel surcharge revenue, partially offset by volume declines.  Petroleum shipments declined 34%, driven by continued declines in crude oil volumes impacted by low crude oil prices and available pipeline capacity.  The decrease was partially offset by growth in soda ash, plastics, and liquid petroleum shipments compared to 2016.

Coal – Volume growth, mix of traffic, and higher fuel surcharge revenue drove the increase in freight revenue from coal shipments in the first quarter of 2017 compared to 2016.  Shipments out of the Powder River Basin (PRB) increased 17% versus 2016 due to declining inventory levels at utilities and higher year-over-year natural gas prices.  Shipments out of Colorado and Utah increased 26% compared to the first quarter of 2016 driven by stronger export demand to Asia.

Industrial Products – Freight revenue from industrial products shipments increased compared to the first quarter of 2016 as a result of mix of traffic, volume growth, core pricing gains, and higher fuel surcharge revenue.  Increased shale drilling activity and proppant intensity per drilling well drove volume growth in non-metallic mineral (frac sand) shipments compared to 2016. Conversely, rock shipments decreased versus 2016 due to inclement weather in the West and changes in construction activity in South Texas compared to 2016.

Intermodal – Higher fuel surcharge revenue drove an increase in freight revenue from intermodal shipments in the first quarter of 2017 compared to the same period in 2016, partially offset by mix of traffic.  Volume levels were flat versus 2016 as a 1% increase in international shipments was offset by a 1% decrease in domestic traffic due to available truck capacity.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 6% to $566 million in the first quarter compared to the same period in 2016 primarily due to a 2% increase in volume levels, core pricing gains, and higher fuel surcharge revenue. Double digit volume growth in chemicals, coal, and agricultural shipments more than offset declines in industrial products and intermodal shipments compared to 2016.

Operating Expenses

Millions,			%
for the Three Months Ended March 31,	2017	2016	Change
Compensation and benefits	$1,257	$1,213	4%
Purchased services and materials	566	569	(1)
Depreciation	520	502	4
Fuel	460	320	44
Equipment and other rents	276	289	(4)
Other	260	249	4
Total	$3,339	$3,142	6%

Operating expenses increased 6%, or $197 million in the first quarter,  compared to 2016 due to higher fuel prices, volume and weather-related costs, inflation, depreciation, and higher casualty expenses, which were partially offset by productivity gains and continued resource alignments.

Compensation and Benefits  – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the first quarter of 2017, expenses increased 4% compared to 2016, driven by wage and benefit inflation,  volume and weather-related costs, partially offset by resource productivity gains.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 1% in the first quarter of 2017 compared to the same period of 2016.  Primary drivers included lower joint facility expenses and locomotive material costs which were mostly offset by higher subsidiary contract service costs, and weather and incident-related expenses.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting recent years’ higher capital spending, increased depreciation expense in the first quarter of 2017 compared to 2016. These increases were partially offset by our recent depreciation studies that resulted in lower depreciation rates for some asset classes.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $1.75 per gallon (including taxes and transportation costs) in the first quarter of 2017, compared to $1.25 per gallon in the same period in 2016,  increased expenses by $127 million. In addition, fuel costs were higher as gross ton-miles increased 7% compared to the same period in 2016. The fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands, improved 4% compared to the first quarter of 2016.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense in the first quarter of 2017 decreased 4% compared to the same period in 2016, mainly driven by lower locomotive lease expense and mix of traffic.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs in the first quarter increased 4% compared to 2016, as a result of higher personal injury expense, costs associated with destroyed equipment owned by third parties, and state and local taxes.  These increases were partially offset by lower environmental expense.

Non-Operating Items

Millions,			%
for the Three Months Ended March 31,	2017	2016	Change
Other income	$67	$46	46%
Interest expense	(172)	(167)	3
Income taxes	(616)	(587)	5

Other Income – Other income increased in the first quarter 2017 compared to 2016 as a result of higher gains from real estate sales and increased rental income.

Interest Expense – Interest expense increased in the first quarter of 2017 compared to 2016 due to an increased weighted-average debt level of $15.0 billion in 2017 compared to $14.4 billion in 2016.  These increases were partially offset by a lower effective interest rate of 4.6% compared to 4.7% in 2016.

Income Taxes – Income taxes were higher in the first quarter of 2017 compared to 2016, driven by higher pre-tax income. Our effective tax rates for the first quarter of 2017 and 2016 were 36.5% and 37.5%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the AAR. We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

			%
For the Three Months Ended March 31,	2017	2016	Change
Average train speed (miles per hour)	25.7	27.3	(6)%
Average terminal dwell time (hours)	30.6	28.6	7%
Gross ton-miles (billions)	218.9	205.5	7%
Revenue ton-miles (billions)	114.1	104.7	9%
Operating ratio	65.1	65.1	-	pts
Employees (average)	42,069	43,655	(4)%

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed for the first quarter of 2017, as reported to the AAR, decreased 6% compared to the same period in 2016 as weather disruptions in the West hampered network operations and fluidity.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time in the first quarter of 2017 increased 7% compared to the same period of 2016, reflecting the impact of weather disruptions on network operations and fluidity.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles increased 7% and 9%, respectively, during the first quarter of 2017 compared to 2016, resulting from a 2% increase in carloadings. Changes in commodity mix drove the variances in year-over-year increases between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our first quarter operating ratio of 65.1% was flat compared to the first quarter of 2016.  The positive impact of volume growth, core pricing gains, and resource productivity were offset by higher fuel prices, inflation, fuel surcharge recovery lag, and other costs.

Employees – Employee levels in the first quarter decreased 4% compared to the same period in 2016.  The decrease was driven by productivity gains,  a smaller capital workforce, fewer management and administrative personnel, partially offset by higher volume levels.

Debt to Capital / Adjusted Debt to Capital

	Mar. 31,	Dec. 31,
Millions, Except Percentages	2017	2016
Debt (a)	$15,033	$15,007
Equity	19,723	19,932
Capital (b)	$34,756	$34,939
Debt to capital (a/b)	43.3%	43.0%

	Mar. 31,	Dec. 31,
Millions, Except Percentages	2017	2016
Debt	$15,033	$15,007
Net present value of operating leases	2,295	2,435
Unfunded pension and OPEB, net of taxes of $248 and $261	431	436
Adjusted debt (a)	17,759	17,878
Equity	19,723	19,932
Adjusted capital (b)	$37,482	$37,810
Adjusted debt to capital (a/b)	47.4%	47.3%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 4.6% at March 31, 2017, and 4.7% at December 31, 2016. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Three Months Ended March 31,	2017	2016
Cash provided by operating activities	$1,883	$2,173
Cash used in investing activities	(843)	(672)
Cash used in financing activities	(1,268)	(219)
Net change in cash and cash equivalents	$(228)	$1,282

Operating Activities

In the first three months of 2017, cash provided by operating activities decreased compared to the same period of 2016 due to the timing of tax payments in 2016 related to bonus depreciation on capital spending.  Higher income in the first three months of 2017 versus the same period in 2016 partially offset this decrease.

Investing Activities

Higher capital investment and short term investments increased cash used in investing activities in the first three months of 2017 compared to the same period in 2016.

The table below details cash capital investments:

Millions,
for the Three Months Ended March 31,	2017	2016
Rail and other track material	$154	$146
Ties	118	126
Ballast	51	50
Other [a]	89	100
Total road infrastructure replacements	412	422
Line expansion and other capacity projects	11	40
Commercial facilities	20	35
Total capacity and commercial facilities	31	75
Locomotives and freight cars [b]	224	100
Positive train control	76	68
Technology and other	68	22
Total cash capital investments	$811	$687

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include lease buyouts of $144 million in 2017 and $27 million in 2016.

Capital Plan

As previously stated, we expect our 2017 capital plan to be approximately $3.1 billion, which may be revised if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased $1,049 million in the first three months of 2017 compared to the same period of 2016. A decrease of $1,078  million in debt issued more than offset a decrease of $98 million in debt repaid.

See Note 14 of the Condensed Consolidated Financial Statements for a description of all our outstanding financing arrangements and significant new borrowings.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid.

Free cash flow is not considered a financial measure under GAAP by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe free cash flow is important to management and investors in evaluating our financial performance and measures our ability to generate cash without additional external financing. Free cash flow should be considered in addition to, rather than as a substitute for, cash provided by operating activities. The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions,
for the Three Months Ended March 31,	2017	2016
Cash provided by operating activities	$1,883	$2,173
Cash used in investing activities	(843)	(672)
Dividends paid	(492)	(465)
Free cash flow	$548	$1,036

Share Repurchase Program

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. As of March 31, 2017, we repurchased a total of $19.9 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased in the first quarter of 2017 under our new repurchase program, and shares repurchased in the first quarter of 2016 under our previous repurchase program.

	Number of Shares Purchased		Average Price Paid
	2017	2016	2017	2016
First quarter	7,531,300	9,315,807	$106.55	$76.49
Remaining number of shares that may be repurchased under current authority			112,468,700

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

From April 1, 2017 through April 26, 2017, we repurchased 2.1 million shares at an aggregate cost of approximately $228 million.

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

The following tables identify material obligations and commitments as of March 31, 2017:

		Apr. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2017	2018	2019	2020	2021	2021	Other
Debt [a]	$25,301	$1,004	$998	$1,240	$1,399	$1,024	$19,636	$-
Operating leases [b]	2,860	248	394	356	291	252	1,319	-
Capital lease obligations [c]	1,144	94	170	156	165	142	417	-
Purchase obligations [d]	3,415	1,466	984	355	286	226	66	32
Other postretirement benefits [e]	453	35	47	47	47	47	230	-
Income tax contingencies [f]	123	-	-	-	-	-	-	123
Total contractual obligations	$33,296	$2,847	$2,593	$2,154	$2,188	$1,691	$21,668	$155

[a]Excludes capital lease obligations of $935 million, as well as unamortized discount and deferred issuance costs of ($884) million. Includes an interest component of $10,319 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]Represents total obligations, including interest component of $209 million.

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

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of March 31, 2017. For amounts where the year of settlement is uncertain, they are included in the Other column.

		Apr. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2017	2018	2019	2020	2021	2021
Credit facilities [a]	$1,700	$-	$-	$1,700	$-	$-	$-
Receivables securitization facility [b]	650	-	-	650	-	-	-
Guarantees [c]	43	10	11	7	5	5	5
Standby letters of credit [d]	19	11	8	-	-	-	-
Total commercial commitments	$2,412	$21	$19	$2,357	$5	$5	$5

[a] None of the credit facility was used as of March 31, 2017.

[b] $200 million of the receivables securitization facility was utilized as of March 31, 2017, which is accounted for as debt.  The full program matures in July 2019.

[c]Includes guaranteed obligations related to our affiliated operations.

[d]None of the letters of credit were drawn upon as of March 31, 2017.

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

Accounting Pronouncements – See Note 2 to the Condensed Consolidated Financial Statements.

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

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our 2016 Annual Report on Form 10-K, filed February 3, 2017, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2016 Annual Report on Form 10-K.

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

Environmental Matters

On May 2, 2015, a UPRR train en route from Chicago, IL. to St. Louis, MO. experienced an accidental release of diesel fuel in the vicinity of Sidney, IL.  It is believed that the release was caused by a puncture to a fuel tank under one or more of the locomotives attached to the train. The impacted fuel tank(s) released the majority of their contents onto the ground, approximately 400 feet from an unnamed creek. Some of the fuel migrated into that creek, which discharges to the Salt Fork River. We immediately notified federal, state and local authorities and dispatched our own emergency response resources to the scene. On May 29, 2015, we entered into an agreed-upon interim order to perform a comprehensive site investigation and remedial measures at the release site.  On March 13, 2017, the State of Illinois issued a demand for $125,000 in civil penalties as part of the ongoing enforcement action. We are currently evaluating the State's demand.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7 of our 2016 Annual Report on Form 10-K.

Other Matters

Antitrust Litigation - As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. Currently, UPRR and three other Class I railroads are the named defendants in the lawsuit. The parties are awaiting the results of a class certification hearing that was conducted on September 26, 2016, before the court may commence any proceedings on the merits of the case.  For additional information on this lawsuit, please refer to Item 3. Legal Proceedings, under Other Matters, Antitrust Litigation in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2016.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). The parties are currently conducting discovery in this matter.    For additional information on Oxbow, please refer to Item 3. Legal Proceedings, under Other Matters, Antitrust Litigation in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2016.

We deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2017:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jan. 1 through Jan. 31	2,502,457	$105.65	2,500,000	117,500,000
Feb. 1 through Feb. 28	2,579,457	108.03	2,175,000	115,325,000
Mar. 1 through Mar. 31	2,874,701	106.16	2,856,300	112,468,700
Total	7,956,615	$106.61	7,531,300	N/A

[a]

Total number of shares purchased during the quarter includes 425,315 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

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

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $12.2 billion and $12.4 billion at March 31, 2017, and December 31, 2016, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement
12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2017 and 2016.
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz and Robert M. Knight, Jr.
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (filed with the SEC on April 27, 2017), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended March 31, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2017 and 2016, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2017 and 2016, and (vi) the Notes to the Condensed Consolidated Financial Statements.

Incorporated by Reference
3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.
4(a)	Form of 3.000% Note due 2027 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated April 5, 2017.
4(b)	Form of 4.000% Note due 2047 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated April 5, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 27, 2017

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)