Form 10-Q
period 2017-06-30
UNION PACIFIC CORP
filed 2017-07-20
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

☐ Yes     ☒ No

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

As of July 14,  2017, there were 800,384,902 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended June 30,	2017	2016
Operating revenues:
Freight revenues	$4,906	$4,430
Other revenues	344	340
Total operating revenues	5,250	4,770
Operating expenses:
Compensation and benefits	1,197	1,160
Purchased services and materials	597	570
Depreciation	525	504
Fuel	434	346
Equipment and other rents	273	286
Other	219	244
Total operating expenses	3,245	3,110
Operating income	2,005	1,660
Other income (Note 6)	43	77
Interest expense	(179)	(173)
Income before income taxes	1,869	1,564
Income taxes	(701)	(585)
Net income	$1,168	$979
Share and Per Share (Note 8):
Earnings per share - basic	$1.45	$1.17
Earnings per share - diluted	$1.45	$1.17
Weighted average number of shares - basic	804.1	837.4
Weighted average number of shares - diluted	807.2	840.1
Dividends declared per share	$0.605	$0.55

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended June 30,	2017	2016
Net income	$1,168	$979
Other comprehensive income/(loss):
Defined benefit plans	15	13
Foreign currency translation	16	(3)
Total other comprehensive income/(loss) [a]	31	10
Comprehensive income	$1,199	$989

[a]Net of deferred taxes of $(18) million and $(6) million during the three months ended June 30, 2017, and 2016, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Six Months Ended June 30,	2017	2016
Operating revenues:
Freight revenues	$9,700	$8,932
Other revenues	682	667
Total operating revenues	10,382	9,599
Operating expenses:
Compensation and benefits	2,454	2,373
Purchased services and materials	1,163	1,139
Depreciation	1,045	1,006
Fuel	894	666
Equipment and other rents	549	575
Other	479	493
Total operating expenses	6,584	6,252
Operating income	3,798	3,347
Other income (Note 6)	110	123
Interest expense	(351)	(340)
Income before income taxes	3,557	3,130
Income taxes	(1,317)	(1,172)
Net income	$2,240	$1,958
Share and Per Share (Note 8):
Earnings per share - basic	$2.77	$2.33
Earnings per share - diluted	$2.76	$2.32
Weighted average number of shares - basic	807.8	840.7
Weighted average number of shares - diluted	811.0	843.4
Dividends declared per share	$1.21	$1.10

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Six Months Ended June 30,	2017	2016
Net income	$2,240	$1,958
Other comprehensive income/(loss):
Defined benefit plans	26	21
Foreign currency translation	25	(24)
Total other comprehensive income/(loss) [a]	51	(3)
Comprehensive income	$2,291	$1,955

[a]Net of deferred taxes of $(32) million and $(1) million during the six months ended June 30, 2017, and 2016, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	June 30,	December 31,
Millions, Except Share and Per Share Amounts	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,286	$1,277
Short-term investments (Note 13)	90	60
Accounts receivable, net (Note 10)	1,357	1,258
Materials and supplies	726	717
Other current assets	410	284
Total current assets	3,869	3,596
Investments	1,504	1,457
Net properties (Note 11)	50,814	50,389
Other assets	291	276
Total assets	$56,478	$55,718
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$2,875	$2,882
Debt due within one year (Note 14)	531	758
Total current liabilities	3,406	3,640
Debt due after one year (Note 14)	15,229	14,249
Deferred income taxes	16,329	15,996
Other long-term liabilities	1,899	1,901
Commitments and contingencies (Note 16)
Total liabilities	36,863	35,786
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,111,425,213 and 1,110,986,415 issued; 801,484,015 and 815,824,413
outstanding, respectively	2,778	2,777
Paid-in-surplus	4,431	4,421
Retained earnings	33,847	32,587
Treasury stock	(20,220)	(18,581)
Accumulated other comprehensive loss (Note 9)	(1,221)	(1,272)
Total common shareholders' equity	19,615	19,932
Total liabilities and common shareholders' equity	$56,478	$55,718

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Six Months Ended June 30,	2017	2016
Operating Activities
Net income	$2,240	$1,958
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,045	1,006
Deferred and other income taxes	298	349
Other operating activities, net	119	(190)
Changes in current assets and liabilities:
Accounts receivable, net	(99)	(17)
Materials and supplies	(9)	76
Other current assets	(114)	(56)
Accounts payable and other current liabilities	(59)	38
Income and other taxes	38	361
Cash provided by operating activities	3,459	3,525
Investing Activities
Capital investments	(1,589)	(1,590)
Purchases of short-term investments (Note 13)	(90)	(330)
Maturities of short-term investments (Note 13)	60	-
Proceeds from asset sales	70	99
Other investing activities, net	(15)	(17)
Cash used in investing activities	(1,564)	(1,838)
Financing Activities
Common share repurchases (Note 17)	(1,611)	(1,252)
Debt issued (Note 14)	1,186	1,428
Dividends paid	(980)	(925)
Debt repaid	(444)	(449)
Other financing activities, net	(37)	(50)
Cash used in financing activities	(1,886)	(1,248)
Net change in cash and cash equivalents	9	439
Cash and cash equivalents at beginning of year	1,277	1,391
Cash and cash equivalents at end of period	$1,286	$1,830
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$106	$97
Common shares repurchased but not yet paid	41	62
Cash (paid for)/received from:
Income taxes, net of refunds	$(977)	$(460)
Interest, net of amounts capitalized	(336)	(349)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2016	1,110.4	(261.2)	$ 2,776	$ 4,417	$ 30,233	$ (15,529)	$ (1,195)	$ 20,702
Net income			-	-	1,958	-	-	1,958
Other comprehensive loss			-	-	-	-	(3)	(3)
Conversion, stock option exercises, forfeitures, and other	0.6	0.6	2	(24)	-	26	-	4
Share repurchases (Note 17)	-	(16.3)	-	-	-	(1,314)	-	(1,314)
Cash dividends declared ($1.10 per share)	-	-	-	-	(925)	-	-	(925)
Balance at June 30, 2016	1,111.0	(276.9)	$ 2,778	$ 4,393	$ 31,266	$ (16,817)	$ (1,198)	$ 20,422

Balance at January 1, 2017	1,111.0	(295.2)	$ 2,777	$ 4,421	$ 32,587	$ (18,581)	$ (1,272)	$ 19,932
Net income			-	-	2,240	-	-	2,240
Other comprehensive income			-	-	-	-	51	51
Conversion, stock option exercises, forfeitures, and other	0.4	0.6	1	10	-	13	-	24
Share repurchases (Note 17)	-	(15.3)	-	-	-	(1,652)	-	(1,652)
Cash dividends declared ($1.21 per share)	-	-	-	-	(980)	-	-	(980)
Balance at June 30, 2017	1,111.4	(309.9)	$ 2,778	$ 4,431	$ 33,847	$ (20,220)	$ (1,221)	$ 19,615

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2016 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2016, is derived from audited financial statements. The results of operations for the six months ended June 30, 2017, are not necessarily indicative of the results for the entire year ending December 31, 2017.

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

This standard is effective for annual reporting periods beginning after December 15, 2017, and we intend to adopt the standard beginning in 2018 using the modified retrospective transition method. The Company has analyzed a significant proportion of our freight and other revenues and we expect to continue to recognize freight revenues as freight moves from origin to destination and to recognize other revenues as identified performance obligations are satisfied.  We are currently analyzing freight and other revenues in the context of the new guidance on principal versus agent considerations and evaluating the required new disclosures. At this time, ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2017	2016	2017	2016
Agricultural Products	$907	$845	$1,849	$1,727
Automotive	513	488	1,017	998
Chemicals	898	864	1,783	1,742
Coal	619	494	1,267	1,013
Industrial Products	1,030	830	1,937	1,664
Intermodal	939	909	1,847	1,788
Total freight revenues	$4,906	$4,430	$9,700	$8,932
Other revenues	344	340	682	667
Total operating revenues	$5,250	$4,770	$10,382	$9,599

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $576 million and $550 million, respectively, for the three months ended June 30, 2017, and June 30, 2016, and $1,142 million and $1,085 million, respectively, for the six months ended June 30, 2017, and June 30, 2016.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2017	2016	2017	2016
Stock-based compensation, before tax:
Stock options	$5	$4	$9	$8
Retention awards	22	20	44	33
Total stock-based compensation, before tax	$27	$24	$53	$41
Excess tax benefits from equity compensation plans	$3	$6	$25	$16

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

A summary of stock option activity during the six months ended June 30, 2017, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2017	6,162	$73.13	5.9	yrs.	$205
Granted	1,086	107.30		N/A	N/A
Exercised	(478)	46.33		N/A	N/A
Forfeited or expired	(90)	91.17		N/A	N/A
Outstanding at June 30, 2017	6,680	$80.36	6.2	yrs.	$203
Vested or expected to vest at June 30, 2017	6,648	$80.22	6.2	yrs.	$203
Options exercisable at June 30, 2017	4,288	$72.09	4.7	yrs.	$166

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at June 30, 2017, are subject to performance or market-based vesting conditions.

At June 30, 2017, there was $28 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2017	2016	2017	2016
Intrinsic value of stock options exercised	$7	$7	$30	$17
Cash received from option exercises	8	4	28	13
Treasury shares repurchased for employee payroll taxes	(2)	(2)	(9)	(5)
Tax benefit realized from option exercises	2	3	11	7
Aggregate grant-date fair value of stock options vested	-	-	19	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2017, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	2,789	$84.68
Granted	562	107.30
Vested	(799)	68.06
Forfeited	(67)	92.46
Nonvested at June 30, 2017	2,485	$94.93

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At June 30, 2017, there was $113 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2017 grant were as follows:

2017
Dividend per share per quarter	$0.605
Risk-free interest rate at date of grant	1.5%

Changes in our performance retention awards during the six months ended June 30, 2017, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	1,145	$86.23
Granted	461	101.38
Vested	(255)	83.06
Unearned	(110)	83.06
Forfeited	(52)	92.20
Nonvested at June 30, 2017	1,189	$92.82

At June 30, 2017, there was $55 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 2.0 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2017	2016	2017	2016
Service cost	$22	$21	$45	$43
Interest cost	36	36	71	71
Expected return on plan assets	(66)	(67)	(132)	(134)
Amortization of:
Actuarial loss	19	21	39	41
Net periodic pension cost	$11	$11	$23	$21

The components of our net periodic OPEB cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2017	2016	2017	2016
Service cost	$1	$-	$1	$1
Interest cost	2	3	5	6
Amortization of:
Prior service credit	-	(3)	-	(5)
Actuarial loss	2	3	5	5
Net periodic OPEB cost	$5	$3	$11	$7

Cash Contributions

For the six months ended June 30, 2017, we did not make any cash contributions to the qualified pension plan. Any contributions made during 2017 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2017, we do not have minimum cash funding requirements for 2017.

6. Other Income

Other income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2017	2016	2017	2016
Rental income	$26	$23	$63	$48
Net gain on non-operating asset dispositions [a] [b]	11	63	45	88
Interest income	4	3	6	5
Non-operating environmental costs and other	2	(12)	(4)	(18)
Total	$43	$77	$110	$123

[a]2017 includes $26 million related to a real estate sale in the first quarter.

[b]2016 includes $17 million related to a real estate sale in the first quarter and $50 million related to a real estate sale in the second quarter.

7. Income Taxes

Internal Revenue Service (IRS) examinations have been completed and settled for all years prior to 2011, and UPC is not currently under examination by the IRS. In 2016, UPC amended its 2011 and 2012 income tax returns to claim deductions resulting from the resolution of IRS examinations for years prior to 2011. The IRS has completed its review of these amended returns, and because the returns request refunds, they are currently being reviewed by the Joint Committee on Taxation.

Several state tax authorities are examining our state tax returns for years 2006 through 2014.

At June 30, 2017, we had a net liability for unrecognized tax benefits of $122 million.

On July 6, 2017, the State of Illinois increased its corporate income tax rate effective July 1, 2017.  In the third quarter of 2017, we will increase our deferred tax expense by approximately $33 million to reflect the increased tax rate.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions, Except Per Share Amounts	2017	2016	2017	2016
Net income	$1,168	$979	$2,240	$1,958
Weighted-average number of shares outstanding:
Basic	804.1	837.4	807.8	840.7
Dilutive effect of stock options	1.8	1.4	1.8	1.4
Dilutive effect of retention shares and units	1.3	1.3	1.4	1.3
Diluted	807.2	840.1	811.0	843.4
Earnings per share – basic	$1.45	$1.17	$2.77	$2.33
Earnings per share – diluted	$1.45	$1.17	$2.76	$2.32
Stock options excluded as their inclusion would be anti-dilutive	1.9	3.5	1.8	3.2

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2017, and 2016, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at April 1, 2017	$(1,121)	$(131)	$(1,252)
Other comprehensive income/(loss) before reclassifications	1	16	17
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	14	-	14
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(18) million	15	16	31
Balance at June 30, 2017	$(1,106)	$(115)	$(1,221)

Balance at April 1, 2016	$(1,095)	$(113)	$(1,208)
Other comprehensive income/(loss) before reclassifications	-	(3)	(3)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	13	-	13
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(6) million	13	(3)	10
Balance at June 30, 2016	$(1,082)	$(116)	$(1,198)

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2017	$(1,132)	$(140)	$(1,272)
Other comprehensive income/(loss) before reclassifications	(2)	25	23
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	28	-	28
Net year-to-date other comprehensive income/(loss), net of taxes of $(32) million	26	25	51
Balance at June 30, 2017	$(1,106)	$(115)	$(1,221)

Balance at January 1, 2016	$(1,103)	$(92)	$(1,195)
Other comprehensive income/(loss) before reclassifications	(5)	(24)	(29)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	26	-	26
Net year-to-date other comprehensive income/(loss), net of taxes of $(1) million	21	(24)	(3)
Balance at June 30, 2016	$(1,082)	$(116)	$(1,198)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At June 30, 2017, and December 31, 2016, our accounts receivable were reduced by $2 million and $5 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At June 30, 2017, and December 31, 2016, receivables classified as other assets were reduced by allowances of $18 million and $17 million, respectively.

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

The amount outstanding under the Receivables Facility was $200 million and $0 at June 30, 2017, and December 31, 2016, respectively. The Receivables Facility was supported by $1.0 billion of accounts receivable as collateral at both June 30, 2017, and December 31, 2016, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $2 million and $1 million for the three months ended June 30, 2017, and 2016, respectively, and $3 million for both the six months ended June 30, 2017, and 2016, respectively.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of June 30, 2017	Cost	Depreciation	Value	Useful Life
Land	$5,236	$ N/A	$5,236	N/A
Road:
Rail and other track material	16,124	5,819	10,305	43
Ties	10,001	2,823	7,178	33
Ballast	5,336	1,474	3,862	34
Other roadway [a]	18,607	3,352	15,255	47
Total road	50,068	13,468	36,600	N/A
Equipment:
Locomotives	9,648	3,941	5,707	20
Freight cars	2,253	979	1,274	24
Work equipment and other	926	251	675	19
Total equipment	12,827	5,171	7,656	N/A
Technology and other	1,017	425	592	11
Construction in progress	730	-	730	N/A
Total	$69,878	$19,064	$50,814	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2016	Cost	Depreciation	Value	Useful Life
Land	$5,220	$ N/A	$5,220	N/A
Road:
Rail and other track material	15,845	5,722	10,123	40
Ties	9,812	2,736	7,076	33
Ballast	5,242	1,430	3,812	34
Other roadway [a]	18,138	3,226	14,912	47
Total road	49,037	13,114	35,923	N/A
Equipment:
Locomotives	9,692	3,939	5,753	20
Freight cars	2,243	972	1,271	24
Work equipment and other	905	232	673	19
Total equipment	12,840	5,143	7,697	N/A
Technology and other	974	412	562	11
Construction in progress	987	-	987	N/A
Total	$69,058	$18,669	$50,389	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Jun. 30,	Dec. 31,
Millions	2017	2016
Accounts payable	$828	$955
Income and other taxes payable	523	472
Accrued wages and vacation	385	387
Interest payable	205	212
Accrued casualty costs	203	185
Equipment rents payable	105	101
Other	626	570
Total accounts payable and other current liabilities	$2,875	$2,882

13. Financial Instruments

Short-Term Investments – The Company’s short-term investments consist of time deposits ($90 million as of June 30, 2017). These investments are considered level 2 investments and are valued at amortized cost, which approximates fair value. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.  There were no transfers out of Level 2 during the six months ended June 30, 2017.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At June 30, 2017, the fair value of total debt was $16.8 billion, approximately $1.0 billion more than the carrying value. At December 31, 2016, the fair value of total debt was $15.9 billion, approximately $0.9 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At both June 30, 2017, and December 31, 2016, approximately $155 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At June 30, 2017, we had $1.7 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the six months ended June 30, 2017. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires UPC to maintain a debt-to-net-worth coverage ratio.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At June 30, 2017, the Company was in compliance with the debt-to-net-worth coverage ratio, which allows us to carry up to $39.2 billion of debt (as defined in the facility), and we had $15.8 billion of debt (as defined in the facility) outstanding at that date. Under our current financial plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three and six months ended June 30, 2017, we did not issue or repay any commercial paper, and at June 30, 2017, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Shelf Registration Statement and Significant New Borrowings – In 2016, the Board of Directors reauthorized the issuance of up to $4.0 billion of debt securities. Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the six months ended June 30, 2017, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
April 5, 2017	$500 million of 3.000% Notes due April 15, 2027
$500 million of 4.000% Notes due April 15, 2047

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions.  At June 30, 2017, we had remaining authority to issue up to $2.55 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of June 30, 2017, and December 31, 2016, we recorded $200 million and $0, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $2 billion as of June 30, 2017.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 95% of the recorded liability is related to asserted claims and approximately 5% is related to unasserted claims at June 30, 2017. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $285 million to $310 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2017	2016
Beginning balance	$290	$318
Current year accruals	38	38
Changes in estimates for prior years	(3)	(25)
Payments	(40)	(42)
Ending balance at June 30	$285	$289
Current portion, ending balance at June 30	$69	$63

We have insurance coverage for a portion of the costs incurred to resolve personal injury-related claims, and we have recognized an asset for estimated insurance recoveries at June 30, 2017, and December 31, 2016.  Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 19% of the recorded liability related to asserted claims and approximately 81% related to unasserted claims at June 30, 2017.

Our asbestos-related liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2017	2016
Beginning balance	$111	$120
Accruals	-	-
Payments	(9)	(16)
Ending balance at June 30	$102	$104
Current portion, ending balance at June 30	$8	$6

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at June 30, 2017, and December 31, 2016.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 304 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 32 sites that are the subject of actions taken by the U.S. government, 20 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2017	2016
Beginning balance	$212	$190
Accruals	18	52
Payments	(26)	(31)
Ending balance at June 30	$204	$211
Current portion, ending balance at June 30	$56	$55

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

Guarantees – At both June 30, 2017, and December 31, 2016, we were contingently liable for $43 million in guarantees. The fair value of these obligations as of both June 30, 2017, and December 31, 2016 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At June 30, 2017, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $2.8 billion.

Subsequent Event – As previously reported in our Quarterly Reports on Form 10-Q as a gain contingency, UPRR and Santa Fe Pacific Pipelines (SFPP, a subsidiary of Kinder Morgan Energy Partners, L.P.) agreed upon a settlement effective July 19, 2017, to resolve the litigation proceeding regarding the fair market rent payable to UPRR from SFPP commencing on January 1, 2004, for pipeline easements on UPRR rights-of-way (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D” Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004).  In addition to other confidential settlement terms, SFPP will pay UPRR an agreed upon amount for back rent in resolution of this litigation matter.  UPRR will recognize this settlement in Other Income in the third quarter of 2017, which will have a positive impact on diluted earnings per share of approximately five cents.

17. Share Repurchase Program

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. As of June 30, 2017, we repurchased a total of $20.8 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased in the first and second quarter of 2017 under our new repurchase program, and shares repurchased in the first and second quarter of 2016 under our previous repurchase program.

	Number of Shares Purchased		Average Price Paid
	2017	2016	2017	2016
First quarter	7,531,300	9,315,807	$106.55	$76.49
Second quarter	7,788,283	7,026,100	109.10	85.66
Total	15,319,583	16,341,907	$107.85	$80.43
Remaining number of shares that may be repurchased under current authority			104,680,417

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

UPRR had $910 million and $877 million recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of June 30, 2017, and December 31, 2016, respectively. TTX car hire expenses of $97 million and $92 million for the three months ended June 30, 2017, and 2016, respectively, and $184 million and $182 million for the six months ended June 30, 2017 and 2016, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $66 million and $61 million as of June 30, 2017, and December 31, 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2017, Compared to

Three and Six Months Ended June 30, 2016

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

Available Information

Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; eXtensible Business Reporting Language (XBRL) documents; our current reports on Form 8-K; our proxy statements; Forms 3, 4, and 5, filed on behalf of directors and executive officers; and amendments to any such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. We provide these previously filed reports as a convenience and their contents reflect only information that was true and correct as of the date of the report. We assume no obligation to update this historical information. Additionally, our corporate governance materials, including By-Laws, Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees are available on our website. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the New York Stock Exchange or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of our SEC filings or corporate governance materials should send a written request to: Corporate Secretary, Union Pacific Corporation, 1400 Douglas Street, Omaha, NE 68179.

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2016 Annual Report on Form 10-

K. There have not been any significant changes with respect to these policies during the first six months of 2017.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.45 per diluted share on net income of $1.2 billion in the second quarter of 2017 compared to earnings of $1.17 per diluted share on net income of $1.0 billion for the second quarter of 2016. Freight revenues increased 11%,  or $476 million, in the second quarter compared to the same period in 2016.  Volume growth of 5% and a  6%  increase in average revenue per car (ARC) resulting from higher fuel surcharge revenue, core pricing gains, and mix of traffic drove the freight revenue growth. Demand for coal and shale drilling-related frac sand shipments increased compared to relatively low volume levels in the second quarter of 2016, while shipments of grain, fertilizer, plastics, automotive parts, and intermodal also contributed to the year-over-year growth.  Conversely, shipments of crude oil and finished vehicles decreased versus 2016.

We continue to align critical resources with current market demands.  While volumes grew 5%, our work force levels decreased 2%, demonstrating continued progress on our resource productivity initiatives.  At the end of the second quarter, approximately 1,100 employees across all crafts were either furloughed or in alternate work status, and approximately 1,400 locomotives were in storage.

In the second quarter, we experienced some disruptions across our network that negatively impacted network fluidity.  Average train speed, as reported to the Association of American Railroads (AAR), decreased 5% to 25.4 miles per hour, and average terminal dwell time increased 4% to 28.3 hours.

Operating Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2017	2016	Change	2017	2016	Change
Freight revenues	$4,906	$4,430	11%	$9,700	$8,932	9%
Other revenues	344	340	1	682	667	2
Total	$5,250	$4,770	10%	$10,382	$9,599	8%

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

Freight revenues increased 11% during the second quarter and 9% during the six-month period of 2017 compared to 2016 driven by volume growth in coal, industrial products, and agriculture shipments, as well as higher fuel surcharge revenue, core pricing gains and mix of traffic.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $234 million and $446 million in the second quarter and year-to-date periods of 2017 compared to $87 million and $200 million in the same periods of 2016. Higher fuel surcharge revenue resulted from higher year-over-year fuel prices, volume growth and a lag benefit in fuel surcharge recovery due to a sequential decline in fuel price during the quarter (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

Other revenues increased in the second quarter and year-to-date periods of 2017 compared to 2016 due to higher subsidiary revenues, primarily those that broker intermodal and automotive services.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Six Months Ended
Freight Revenues	June 30,			June 30,
Millions	2017	2016	Change	2017	2016	Change
Agricultural Products	$907	$845	7%	$1,849	$1,727	7%
Automotive	513	488	5	1,017	998	2
Chemicals	898	864	4	1,783	1,742	2
Coal	619	494	25	1,267	1,013	25
Industrial Products	1,030	830	24	1,937	1,664	16
Intermodal	939	909	3	1,847	1,788	3
Total	$4,906	$4,430	11%	$9,700	$8,932	9%

	Three Months Ended			Six Months Ended
Revenue Carloads	June 30,			June 30,
Thousands,	2017	2016	Change	2017	2016	Change
Agricultural Products	237	229	3%	487	464	5%
Automotive	215	217	(1)	427	434	(2)
Chemicals	269	275	(2)	526	543	(3)
Coal	285	243	17	589	505	17
Industrial Products	315	275	15	593	549	8
Intermodal [a]	824	809	2	1,611	1,597	1
Total	2,145	2,048	5%	4,233	4,092	3%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Average Revenue per Car	2017	2016	Change	2017	2016	Change
Agricultural Products	$3,813	$3,692	3%	$3,793	$3,721	2%
Automotive	2,393	2,247	6	2,383	2,298	4
Chemicals	3,334	3,146	6	3,390	3,208	6
Coal	2,173	2,026	7	2,153	2,005	7
Industrial Products	3,271	3,025	8	3,266	3,033	8
Intermodal [a]	1,140	1,124	1	1,147	1,120	2
Average	$2,287	$2,163	6%	$2,292	$2,183	5%

[a]Each intermodal container or trailer equals one carload.

Agricultural Products – Freight revenue from agricultural products shipments increased in the second quarter and year-to-date periods of 2017 compared to 2016 due to volume growth, core pricing gains, and higher fuel surcharge revenue, partially offset by mix of traffic.  Volumes increased 3% in the second quarter and 5% in the year-to-date period of 2017 compared to 2016. Ample U.S. grain supply and competitiveness in the global market drove strong export demand for wheat shipments.

Automotive – Freight revenue from automotive shipments increased in the second quarter and year-to-date periods of 2017 compared to 2016 due to higher fuel surcharge revenue and core pricing gains, partially offset by lower volume and mix of traffic.  Finished vehicle shipments decreased 4%  and 6% in the second quarter and year-to-date periods respectively, resulting from reduced vehicle production for certain auto manufacturers. Conversely, automotive parts shipments grew 2% and 3% in the second quarter and year to date periods, respectively, driven by growth in truck-to-rail conversions.

Chemicals – Freight revenue from chemical shipments increased in the second quarter of 2017 and year-to-date periods of 2017 compared to 2016 primarily due to core pricing gains and higher fuel surcharge revenue, which were partially offset by volume declines.  Petroleum shipments declined 25% and 30% respectively, resulting from continued declines in crude oil volumes impacted by low crude oil prices and available pipeline capacity.  The decrease was partially offset by growth in fertilizer and plastics in both periods compared to 2016.

Coal – Volume growth, mix of traffic, and higher fuel surcharge revenue increased freight revenue from coal shipments in the second quarter and year-to-date periods of 2017 compared to 2016.   Shipments out of the Powder River Basin (PRB) increased 17% in both periods versus 2016 due to higher year-over-year natural gas prices and declining inventory levels at utilities.  Shipments out of Colorado and Utah increased 4% and 14% in the second quarter and year-to-date periods respectively, compared to 2016 driven by stronger export demand to Asia.

Industrial Products – Freight revenue from industrial products shipments increased compared to the second quarter and year-to-date periods of 2016 as a result of volume growth, mix of traffic, higher fuel surcharge revenue, and core pricing gains.  Increased shale drilling activity and proppant intensity per drilling well drove volume growth in frac sand shipments in both periods compared to 2016.  Conversely, rock shipments for the six-month period declined versus 2016 due to the impact of inclement weather in the West and decreased construction activity in South Texas during the first quarter of 2017 that negatively impacted volumes compared to 2016.

Intermodal – Freight revenue from intermodal shipments increased compared to the second quarter and six-month periods of 2016 due to higher fuel surcharge revenue and volume growth,  partially offset by mix of traffic.  Second quarter volume levels grew 2% versus 2016 driven by 2% growth in both international and domestic shipments.  Year-to-date, volumes increased 1%, as domestic shipments declined in the first quarter due to available truck capacity.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 5% to $576 million in the second quarter of 2017 compared to 2016 primarily due core pricing gains and higher fuel surcharge revenue. Overall volumes were flat as growth in shipments of coal, petroleum products, and finished vehicles were offset by declines in automotive parts, intermodal, and grain shipments.  For the six-month period, freight revenue increased 5% to $1,142 million compared to 2016 driven by fuel surcharge revenue, core pricing gains, and volume growth.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2017	2016	Change	2017	2016	Change
Compensation and benefits	$1,197	$1,160	3%	$2,454	$2,373	3%
Purchased services and materials	597	570	5	1,163	1,139	2
Depreciation	525	504	4	1,045	1,006	4
Fuel	434	346	25	894	666	34
Equipment and other rents	273	286	(5)	549	575	(5)
Other	219	244	(10)	479	493	(3)
Total	$3,245	$3,110	4%	$6,584	$6,252	5%

Operating expenses increased  $135 million and $332 million in the second quarter and year-to-date periods, respectively, compared to 2016 due to higher fuel prices, volume-related costs, inflation, and depreciation, which were partially offset by productivity gains,  continued resource alignments, and lower casualty and other costs.

Compensation and Benefits  – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the second quarter and year-to-date periods,  expenses increased 3% compared to 2016.  Wage and benefit inflation, and volume-related costs drove the increases, partially offset by resource productivity.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 5% in the second quarter and 2% in the year-to-date period of 2017 compared to the same periods of 2016. Volume-related costs, including higher subsidiary contract services drove the increases, but were partially offset by lower joint facility expenses. Lower locomotive repair expense partially offset the higher expenses for the six-month period compared to 2016.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting recent years’ higher capital spending, increased depreciation expense in the second quarter and year-to-date periods of 2017 compared to 2016. These increases were partially offset by our recent depreciation studies that resulted in lower depreciation rates for some asset classes.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $1.69 per gallon (including taxes and transportation costs) in the second quarter of 2017, compared to $1.45 per gallon in the same period in 2016,  increased expenses by $59 million. In addition, fuel costs were higher as gross ton-miles increased 10% compared to the same period in 2016. The fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands, improved 3% compared to the second quarter of 2016.   For the six-month period, higher locomotive diesel fuel prices averaged $1.72 per gallon in 2017 compared to $1.35 in 2016, increasing expenses by $186 million.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense in the second quarter and year to date periods of 2017 both decreased 5% compared to the same periods in 2016, mainly driven by lower locomotive and freight car lease expense (less equipment under lease) and mix of traffic, which reduced car rent expense compared to 2016.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs decreased 10% in the second quarter and 3% in the six-month period compared to 2016 due to lower environmental and other expenses. Higher state and local taxes and costs associated with destroyed equipment owned by third parties partially offset these decreases.  In addition, personal injury expense decreased in the second quarter of 2017 compared to 2016 due to lower than expected costs for prior years’ activity.

Non-Operating Items

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2017	2016	Change	2017	2016	Change
Other income	$43	$77	(44)%	$110	$123	(11)%
Interest expense	(179)	(173)	3	(351)	(340)	3
Income taxes	(701)	(585)	20	(1,317)	(1,172)	12

Other Income – Other income decreased in the second quarter and year-to-date periods of 2017 compared to 2016 as a result of a $50 million real estate sale gain in the second quarter of 2016, partially offset by higher other rental income in both periods of 2017 compared to 2016.

Interest Expense – Interest expense increased in the second quarter of 2017 compared to 2016 due to an increased weighted-average debt level of $15.6 billion in 2017 compared to $15.2 billion in 2016.  The effective interest rate was 4.6% for both periods.  Year-to-date, interest expense increased due to an increased weighted-average debt level of $15.4 billion in 2017 from $14.7 billion in 2016, partially offset by a lower effective interest rate of 4.6% compared to 4.7%.

Income Taxes – Income taxes were higher in the second quarter and year-to-date periods of 2017 compared to 2016, resulting from higher pre-tax income. Our effective tax rates for the second quarter of

2017 and 2016 were 37.5% and 37.4%, respectively. For the six month periods of 2017 and 2016, our effective tax rates were 37.0% and 37.4%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the AAR. We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017	2016	Change		2017	2016	Change
Average train speed (miles per hour)	25.4	26.6	(5)%		25.6	27.0	(5)%
Average terminal dwell time (hours)	28.3	27.1	4%		29.4	27.8	6%
Gross ton-miles (billions)	222.8	202.9	10%		441.8	408.4	8%
Revenue ton-miles (billions)	114.8	102.9	12%		228.9	207.5	10%
Operating ratio	61.8	65.2	(3.4)	pts	63.4	65.1	(1.7)	pts
Employees (average)	42,256	43,053	(2)%		42,162	43,354	(3)%

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed for the second quarter and year-to-date periods of 2017, as reported to the AAR, decreased 5% compared to the same periods in 2016 resulting from some disruptions across our network that negatively impacted network fluidity.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time in the second quarter and year-to-date periods of 2017 increased 4% and 6%, respectively, compared to the same periods of 2016 resulting from some disruptions that negatively impacted network fluidity.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles increased 10% and 12%, respectively, during the second quarter of 2017 compared to 2016,  resulting from a 5% increase in carloadings. Changes in commodity mix drove the variances in year-over-year increases between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our second quarter operating ratio of 61.8% improved 3.4 points compared to the second quarter of 2016 driven by the positive impact of volume growth, core pricing gains, resource productivity, and a modest benefit from the fuel surcharge recovery lag. Inflation and other cost hurdles partially offset this improvement.  Year-to-date, our operating ratio was 63.4%, improving 1.7 points compared to 2016.

Employees – Employee levels decreased 2% in the second quarter and 3% in the six-month period of 2017 compared to the same periods in 2016.  Productivity gains, a smaller capital workforce, and fewer management and administrative personnel, more than offset the impact of higher volume levels.

Debt to Capital / Adjusted Debt to Capital

	Jun. 30,	Dec. 31,
Millions, Except Percentages	2017	2016
Debt (a)	$15,760	$15,007
Equity	19,615	19,932
Capital (b)	$35,375	$34,939
Debt to capital (a/b)	44.6%	43.0%

	Jun. 30,	Dec. 31,
Millions, Except Percentages	2017	2016
Debt	$15,760	$15,007
Net present value of operating leases	2,267	2,435
Unfunded pension and OPEB, net of taxes of $248 and $261	413	436
Adjusted debt (a)	18,440	17,878
Equity	19,615	19,932
Adjusted capital (b)	$38,055	$37,810
Adjusted debt to capital (a/b)	48.5%	47.3%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 4.6% at June 30, 2017, and 4.7% at December 31, 2016. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Six Months Ended June 30,	2017	2016
Cash provided by operating activities	$3,459	$3,525
Cash used in investing activities	(1,564)	(1,838)
Cash used in financing activities	(1,886)	(1,248)
Net change in cash and cash equivalents	$9	$439

Operating Activities

In the first six months of 2017, cash provided by operating activities decreased compared to the same period of 2016 due to the timing of tax payments in 2016 related to bonus depreciation on capital spending.  The decrease was mostly offset by higher income in the first six months of 2017 compared to 2016.

Investing Activities

A reduction in purchased short-term investments mainly drove lower cash used in investing activities in the first six months of 2017 compared to the same period in 2016.  Capital investments were essentially flat in 2017 versus 2016.

The table below details cash capital investments:

Millions,
for the Six Months Ended June 30,	2017	2016
Rail and other track material	$327	$328
Ties	248	268
Ballast	117	124
Other [a]	224	213
Total road infrastructure replacements	916	933
Line expansion and other capacity projects	31	70
Commercial facilities	68	72
Total capacity and commercial facilities	99	142
Locomotives and freight cars [b]	301	311
Positive train control	177	161
Technology and other	96	43
Total cash capital investments	$1,589	$1,590

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

Financing Activities

Cash used in financing activities increased $638 million in the first six months of 2017 compared to the same period of 2016.  A $359 million increase in shares repurchased combined with a $242 million decrease in debt issued drove the increase.

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

Millions,
for the Six Months Ended June 30,	2017	2016
Cash provided by operating activities	$3,459	$3,525
Cash used in investing activities	(1,564)	(1,838)
Dividends paid	(980)	(925)
Free cash flow	$915	$762

Share Repurchase Program

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. As of June 30, 2017, we repurchased a total of $20.8 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased in the first and second quarter of 2017 under our new repurchase program, and shares repurchased in the first and second quarter of 2016 under our previous repurchase program.

	Number of Shares Purchased		Average Price Paid
	2017	2016	2017	2016
First quarter	7,531,300	9,315,807	$106.55	$76.49
Second quarter	7,788,283	7,026,100	109.10	85.66
Total	15,319,583	16,341,907	$107.85	$80.43
Remaining number of shares that may be repurchased under current authority			104,680,417

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

The following tables identify material obligations and commitments as of June 30, 2017:

		Jul. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2017	2018	2019	2020	2021	2021	Other
Debt [a]	$26,697	$668	$1,033	$1,275	$1,434	$1,059	$21,228	$-
Operating leases [b]	2,806	182	394	356	292	256	1,326	-
Capital lease obligations [c]	1,106	56	170	156	165	142	417	-
Purchase obligations [d]	3,623	1,371	1,180	378	311	245	106	32
Other postretirement benefits [e]	442	24	47	47	47	47	230	-
Income tax contingencies [f]	122	-	-	-	-	-	-	122
Total contractual obligations	$34,796	$2,301	$2,824	$2,212	$2,249	$1,749	$23,307	$154

[a]Excludes capital lease obligations of $904 million, as well as unamortized discount and deferred issuance costs of ($897) million. Includes an interest component of $10,944 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]Represents total obligations, including interest component of $202 million.

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

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of June 30, 2017. For amounts where the year of settlement is uncertain, they are included in the Other column.

		Jul. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2017	2018	2019	2020	2021	2021
Credit facilities [a]	$1,700	$-	$-	$1,700	$-	$-	$-
Receivables securitization facility [b]	650	-	-	650	-	-	-
Guarantees [c]	43	10	11	7	5	5	5
Standby letters of credit [d]	20	7	13	-	-	-	-
Total commercial commitments	$2,413	$17	$24	$2,357	$5	$5	$5

[a] None of the credit facility was used as of June 30, 2017.

[b] $200 million of the receivables securitization facility was utilized as of June 30, 2017, which is accounted for as debt.  The full program matures in July 2019.

[c]Includes guaranteed obligations related to our affiliated operations.

[d]None of the letters of credit were drawn upon as of June 30, 2017.

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

Accounting Pronouncements – See Note 2 to the Condensed Consolidated Financial Statements.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Exchange Act. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Liquidity and Capital Resources” in Item 2 regarding our capital plan and statements under the caption “Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments.” Forward-looking statements and information also include any other statements or information in this report regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

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

Environmental Matters

On January 21, 2016, California Air Resources Board (CARB) sent UPRR a notice of violation alleging that it had failed to report all information required by the Drayage Truck Rule. The CARB Drayage Truck Rule requires URRR, as an operator of an intermodal railyard, to submit quarterly reports with detailed information, such as the vehicle identification number, about all trucks entering its intermodal railyard that are not compliant with the rule.  UPRR has reached an agreement in principle resolving the notice of violation, which includes the payment of a fine of $525,000.  Prior to reaching this resolution, UPRR was uncertain of the disposition regarding this CARB notice or the amount of any fine that would result from this notice.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2017:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Apr. 1 through Apr. 30	2,376,401	$108.03	2,375,000	110,093,700
May 1 through May 31	2,697,643	109.68	2,694,092	107,399,608
Jun. 1 through Jun. 30	2,726,362	109.46	2,719,191	104,680,417
Total	7,800,406	$109.10	7,788,283	N/A

[a]

Total number of shares purchased during the quarter includes 12,123 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in Note 14 of the Condensed Consolidated Financial Statements) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $11.7 billion and $12.4 billion at June 30, 2017, and December 31, 2016, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement
12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2017 and 2016.
12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2017 and 2016.
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz and Robert M. Knight, Jr.
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 (filed with the SEC on July 20, 2017), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended June 30, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2017 and 2016, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2017 and 2016, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated:  July 20, 2017

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)