Form 10-Q
period 2017-09-30
UNION PACIFIC CORP
filed 2017-10-26
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

☐

As of October 20,  2017, there were 787,168,815 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended September 30,	2017	2016
Operating revenues:
Freight revenues	$5,050	$4,837
Other revenues	358	337
Total operating revenues	5,408	5,174
Operating expenses:
Compensation and benefits	1,298	1,191
Purchased services and materials	615	566
Depreciation	528	512
Fuel	450	392
Equipment and other rents	275	282
Other	230	271
Total operating expenses	3,396	3,214
Operating income	2,012	1,960
Other income (Note 7)	151	29
Interest expense	(180)	(184)
Income before income taxes	1,983	1,805
Income taxes	(789)	(674)
Net income	$1,194	$1,131
Share and Per Share (Note 9):
Earnings per share - basic	$1.50	$1.36
Earnings per share - diluted	$1.50	$1.36
Weighted average number of shares - basic	794.5	829.0
Weighted average number of shares - diluted	797.6	832.2
Dividends declared per share	$0.605	$0.55

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended September 30,	2017	2016
Net income	$1,194	$1,131
Other comprehensive income/(loss):
Defined benefit plans	40	14
Foreign currency translation	9	(1)
Total other comprehensive income/(loss) [a]	49	13
Comprehensive income	$1,243	$1,144

[a]Net of deferred taxes of $(27) million and $(7) million during the three months ended September 30, 2017, and 2016, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Nine Months Ended September 30,	2017	2016
Operating revenues:
Freight revenues	$14,750	$13,769
Other revenues	1,040	1,004
Total operating revenues	15,790	14,773
Operating expenses:
Compensation and benefits	3,752	3,564
Purchased services and materials	1,778	1,705
Depreciation	1,573	1,518
Fuel	1,344	1,058
Equipment and other rents	824	857
Other	709	764
Total operating expenses	9,980	9,466
Operating income	5,810	5,307
Other income (Note 7)	261	152
Interest expense	(531)	(524)
Income before income taxes	5,540	4,935
Income taxes	(2,106)	(1,846)
Net income	$3,434	$3,089
Share and Per Share (Note 9):
Earnings per share - basic	$4.27	$3.69
Earnings per share - diluted	$4.26	$3.68
Weighted average number of shares - basic	803.4	836.8
Weighted average number of shares - diluted	806.5	839.6
Dividends declared per share	$1.815	$1.65

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Nine Months Ended September 30,	2017	2016
Net income	$3,434	$3,089
Other comprehensive income/(loss):
Defined benefit plans	66	35
Foreign currency translation	34	(25)
Total other comprehensive income/(loss) [a]	100	10
Comprehensive income	$3,534	$3,099

[a]Net of deferred taxes of $(59) million and $(8) million during the nine months ended September 30, 2017, and 2016, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	September 30,	December 31,
Millions, Except Share and Per Share Amounts	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,847	$1,277
Short-term investments (Note 14)	90	60
Accounts receivable, net (Note 11)	1,428	1,258
Materials and supplies	742	717
Other current assets	342	284
Total current assets	4,449	3,596
Investments	1,566	1,457
Net properties (Note 12)	51,036	50,389
Other assets	346	276
Total assets	$57,397	$55,718
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 13)	$2,928	$2,882
Debt due within one year (Note 15)	903	758
Total current liabilities	3,831	3,640
Debt due after one year (Note 15)	15,930	14,249
Deferred income taxes	16,524	15,996
Other long-term liabilities	1,961	1,901
Commitments and contingencies (Note 17)
Total liabilities	38,246	35,786
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,111,418,228 and 1,110,986,415 issued; 789,834,578 and 815,824,413
outstanding, respectively	2,778	2,777
Paid-in-surplus	4,454	4,421
Retained earnings	34,561	32,587
Treasury stock	(21,470)	(18,581)
Accumulated other comprehensive loss (Note 10)	(1,172)	(1,272)
Total common shareholders' equity	19,151	19,932
Total liabilities and common shareholders' equity	$57,397	$55,718

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Nine Months Ended September 30,	2017	2016
Operating Activities
Net income	$3,434	$3,089
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,573	1,518
Deferred and other income taxes	514	519
Other operating activities, net	85	(268)
Changes in current assets and liabilities:
Accounts receivable, net	(170)	5
Materials and supplies	(25)	46
Other current assets	(58)	(15)
Accounts payable and other current liabilities	(43)	79
Income and other taxes	88	494
Cash provided by operating activities	5,398	5,467
Investing Activities
Capital investments	(2,379)	(2,604)
Proceeds from asset sales	152	116
Purchases of short-term investments (Note 14)	(90)	(580)
Maturities of short-term investments (Note 14)	60	250
Other investing activities, net	(3)	(1)
Cash used in investing activities	(2,260)	(2,819)
Financing Activities
Common share repurchases (Note 18)	(2,882)	(2,100)
Debt issued (Note 15)	2,285	1,883
Dividends paid	(1,460)	(1,382)
Debt repaid	(471)	(481)
Other financing activities, net	(40)	(50)
Cash used in financing activities	(2,568)	(2,130)
Net change in cash and cash equivalents	570	518
Cash and cash equivalents at beginning of year	1,277	1,391
Cash and cash equivalents at end of period	$1,847	$1,909
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$120	$106
Common shares repurchased but not yet paid	29	65
Cash (paid for)/received from:
Income taxes, net of refunds	$(1,557)	$(877)
Interest, net of amounts capitalized	(532)	(540)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2016	1,110.4	(261.2)	$ 2,776	$ 4,417	$ 30,233	$ (15,529)	$ (1,195)	$ 20,702
Net income			-	-	3,089	-	-	3,089
Other comprehensive income			-	-	-	-	10	10
Conversion, stock option exercises, forfeitures, and other	0.6	0.8	1	(11)	-	40	-	30
Share repurchases (Note 18)	-	(25.4)	-	-	-	(2,165)	-	(2,165)
Cash dividends declared ($1.65 per share)	-	-	-	-	(1,382)	-	-	(1,382)
Balance at September 30, 2016	1,111.0	(285.8)	$ 2,777	$ 4,406	$ 31,940	$ (17,654)	$ (1,185)	$ 20,284

Balance at January 1, 2017	1,111.0	(295.2)	$ 2,777	$ 4,421	$ 32,587	$ (18,581)	$ (1,272)	$ 19,932
Net income			-	-	3,434	-	-	3,434
Other comprehensive income			-	-	-	-	100	100
Conversion, stock option exercises, forfeitures, and other	0.4	0.7	1	33	-	22	-	56
Share repurchases (Note 18)	-	(27.1)	-	-	-	(2,911)	-	(2,911)
Cash dividends declared ($1.815 per share)	-	-	-	-	(1,460)	-	-	(1,460)
Balance at September 30, 2017	1,111.4	(321.6)	$ 2,778	$ 4,454	$ 34,561	$ (21,470)	$ (1,172)	$ 19,151

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2016 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2016, is derived from audited financial statements. The results of operations for the nine months ended September 30, 2017, are not necessarily indicative of the results for the entire year ending December 31, 2017.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires the service cost component be reported separately from the other components of net benefit costs in the income statement, provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement, and allows only the service cost component of net benefit cost to be eligible for capitalization. This standard is effective for annual and interim reporting periods beginning after December 15, 2017, and requires retrospective adoption.  Early adoption is permitted.  ASU 2017-07 is not expected to have an  impact on our consolidated financial position, results of operations, cash flows, net income or earnings per share as a result of adopting this new standard.  The Company currently records service costs and net benefit costs within compensation and benefits expense. Upon adoption, only the service cost will be recorded within compensation and benefits expense, and the other components of net benefit costs, including $67 million related to the 2017 workforce reduction plan as described in Note 6, will be recorded in other income. The retrospective impact of future adoption is shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2017	2016	2017	2016
Increase/(decrease) in operating income	$61	$(8)	$49	$(24)
Increase/(decrease) in other income	(61)	8	(49)	24

3. Workforce Reduction Plan

On August 16, 2017, the Company approved and commenced a management and administrative personnel reorganization plan (the “Plan”) furthering its on-going efforts to increase efficiency and more effectively align Company resources. The Plan implemented productivity initiatives identified during a recently completed Company-wide organizational review that included the reduction of approximately 460 management positions and 150 agreement positions. An additional 100 agreement positions have been identified and will be eliminated throughout the remainder of 2017.  The Plan resulted in a pretax charge recognized in the third quarter of 2017 within compensation and benefits expense in our Condensed Consolidated Statements of Income.  This charge consisted of management employee termination benefits, including pension expenses, severance costs, and acceleration of equity compensation expense as shown in the table below.  The actions associated with the Plan are substantially complete, and we do not expect to incur additional charges for the Plan in subsequent years.

Millions	Compensation and
As of September 30, 2017	Benefits Expense	Liability
Pension	$67	$67
Severance	12	12
Equity Compensation	5	5
Total	$84	$84

4. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2017	2016	2017	2016
Agricultural Products	$914	$937	$2,763	$2,664
Automotive	469	485	1,486	1,483
Chemicals	896	875	2,679	2,617
Coal	711	728	1,978	1,741
Industrial Products	1,079	855	3,016	2,519
Intermodal	981	957	2,828	2,745
Total freight revenues	$5,050	$4,837	$14,750	$13,769
Other revenues	358	337	1,040	1,004
Total operating revenues	$5,408	$5,174	$15,790	$14,773

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $555 million and $564 million, respectively, for the three months ended September 30, 2017, and September 30, 2016, and $1,697 million and $1,649 million, respectively, for the nine months ended September 30, 2017, and September 30, 2016.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2017	2016	2017	2016
Stock-based compensation, before tax:
Stock options	$6	$5	$15	$13
Retention awards	24	15	68	48
Total stock-based compensation, before tax	$30	$20	$83	$61
Excess tax benefits from equity compensation plans	$4	$5	$29	$21

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

A summary of stock option activity during the nine months ended September 30, 2017, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2017	6,162	$73.13	5.9	yrs.	$205
Granted	1,086	107.30		N/A	N/A
Exercised	(648)	47.64		N/A	N/A
Forfeited or expired	(90)	91.17		N/A	N/A
Outstanding at September 30, 2017	6,510	$81.12	6.0	yrs.	$233
Vested or expected to vest at September 30, 2017	6,477	$80.98	6.0	yrs.	$233
Options exercisable at September 30, 2017	4,118	$72.95	4.5	yrs.	$181

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant.  None of the stock options outstanding at September 30, 2017, are subject to performance or market-based vesting conditions.

At September 30, 2017, there was $22 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2017	2016	2017	2016
Intrinsic value of stock options exercised	$10	$15	$40	$32
Cash received from option exercises	11	11	39	24
Treasury shares repurchased for employee payroll taxes	(3)	(4)	(12)	(9)
Tax benefit realized from option exercises	4	5	15	12
Aggregate grant-date fair value of stock options vested	-	-	19	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2017, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	2,789	$84.68
Granted	562	107.30
Vested	(801)	68.10
Forfeited	(79)	92.82
Nonvested at September 30, 2017	2,471	$94.94

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At September 30, 2017, there was $99 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2017 grant were as follows:

2017
Dividend per share per quarter	$0.605
Risk-free interest rate at date of grant	1.5%

Changes in our performance retention awards during the nine months ended September 30, 2017, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	1,145	$86.23
Granted	461	101.38
Vested	(255)	83.06
Unearned	(110)	83.06
Forfeited	(52)	92.20
Nonvested at September 30, 2017	1,189	$92.82

At September 30, 2017, there was $47 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.8 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The workforce reduction plan initiated in the third quarter of 2017 included a curtailment loss of $20 million and a special termination benefit of $47 million as a result of a remeasurement as of September 30, 2017, due to the eliminated future service for approximately 460 management employees.  These amounts were recognized in the third quarter of 2017 within compensation and benefits expense in our Condensed Consolidated Statements of Income.  In connection with this remeasurement, the Company also updated the pension effective discount rate assumption from 4.20% to 3.81%.

The components of our net periodic pension cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2017	2016	2017	2016
Service cost	$21	$21	$66	$64
Interest cost	35	36	106	107
Expected return on plan assets	(66)	(67)	(198)	(201)
Curtailment cost	20	-	20	-
Special termination cost	47	-	47	-
Amortization of actuarial loss	20	21	59	62
Net periodic pension cost	$77	$11	$100	$32

The components of our net periodic OPEB cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2017	2016	2017	2016
Service cost	$-	$-	$1	$1
Interest cost	3	2	8	8
Amortization of:
Prior service credit	-	(2)	-	(7)
Actuarial loss	2	2	7	7
Net periodic OPEB cost	$5	$2	$16	$9

Cash Contributions

For the nine months ended September 30, 2017, we did not make any cash contributions to the qualified pension plan. Any contributions made during 2017 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2017, we do not have minimum cash funding requirements for 2017.

7. Other Income

Other income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2017	2016	2017	2016
Rental income [a]	$89	$23	$152	$71
Net gain on non-operating asset dispositions [b] [c]	63	3	108	91
Interest income	4	3	10	8
Non-operating environmental costs and other	(5)	-	(9)	(18)
Total	$151	$29	$261	$152

[a]2017 includes $65 million related to a favorable litigation settlement in the third quarter.

[b]2017 includes $26 million related to a real estate sale in the first quarter and $57 million related to a real estate sale in the third quarter.

[c]2016 includes $17 million related to a real estate sale in the first quarter and $50 million related to a real estate sale in the second quarter.

8. Income Taxes

The statute of limitations has run for all years prior to 2013 and UPC is not currently under examination by the Internal Revenue Service (IRS) for any of its open years.  In 2017, UPC amended its 2013 income tax returns, primarily to claim deductions resulting from the resolution of prior year IRS examinations.

In 2016, UPC amended its 2011 and 2012 income tax returns to claim deductions resulting from the resolution of IRS examinations for years prior to 2011. The IRS and Joint Committee on Taxation have completed their review of these amended returns, and in the third quarter of 2017, we received a refund of $62 million, consisting of $60 million of tax and $2 million of interest.

Several state tax authorities are examining our state tax returns for years 2006 through 2014.

At September 30, 2017, we had a net liability for unrecognized tax benefits of $170 million.

On July 6, 2017, the State of Illinois increased its corporate income tax rate effective July 1, 2017.  In the third quarter of 2017, we increased our deferred tax expense by $33 million to reflect the increased tax rate.

9. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions, Except Per Share Amounts	2017	2016	2017	2016
Net income	$1,194	$1,131	$3,434	$3,089
Weighted-average number of shares outstanding:
Basic	794.5	829.0	803.4	836.8
Dilutive effect of stock options	1.7	1.6	1.7	1.4
Dilutive effect of retention shares and units	1.4	1.6	1.4	1.4
Diluted	797.6	832.2	806.5	839.6
Earnings per share – basic	$1.50	$1.36	$4.27	$3.69
Earnings per share – diluted	$1.50	$1.36	$4.26	$3.68
Stock options excluded as their inclusion would be anti-dilutive	1.9	0.9	1.8	2.4

10. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2017, and 2016, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at July 1, 2017	$(1,106)	$(115)	$(1,221)
Other comprehensive income/(loss) before reclassifications	3	9	12
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	37	-	37
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(27) million	40	9	49
Balance at September 30, 2017	$(1,066)	$(106)	$(1,172)

Balance at July 1, 2016	$(1,082)	$(116)	$(1,198)
Other comprehensive income/(loss) before reclassifications	1	(1)	-
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	13	-	13
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(7) million	14	(1)	13
Balance at September 30, 2016	$(1,068)	$(117)	$(1,185)

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2017	$(1,132)	$(140)	$(1,272)
Other comprehensive income/(loss) before reclassifications	1	34	35
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	65	-	65
Net year-to-date other comprehensive income/(loss), net of taxes of $(59) million	66	34	100
Balance at September 30, 2017	$(1,066)	$(106)	$(1,172)

Balance at January 1, 2016	$(1,103)	$(92)	$(1,195)
Other comprehensive income/(loss) before reclassifications	(4)	(25)	(29)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	39	-	39
Net year-to-date other comprehensive income/(loss), net of taxes of $(8) million	35	(25)	10
Balance at September 30, 2016	$(1,068)	$(117)	$(1,185)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 6 Retirement Plans for additional details.

11. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At September 30, 2017, and December 31, 2016, our accounts receivable were reduced by $2 million and $5 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At both September 30, 2017, and December 31, 2016, receivables classified as other assets were reduced by allowances of $17 million.

Receivables Securitization Facility – The Railroad maintains a $650 million, 3-year receivables securitization facility (the Receivables Facility) maturing in July 2019. Under the Receivables Facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount outstanding under the Receivables Facility was $200 million and $0 at September 30, 2017, and December 31, 2016, respectively. The Receivables Facility was supported by $1.1 billion and $1.0 billion of accounts receivable as collateral at September 30, 2017, and December 31, 2016, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $1 million and $2 million for the three months ended September 30, 2017, and 2016, respectively, and $4 million and $5 million for the nine months ended September 30, 2017, and 2016, respectively.

12. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of September 30, 2017	Cost	Depreciation	Value	Useful Life
Land	$5,228	$ N/A	$5,228	N/A
Road:
Rail and other track material	16,226	5,869	10,357	43
Ties	10,084	2,863	7,221	33
Ballast	5,376	1,493	3,883	34
Other roadway [a]	18,732	3,420	15,312	47
Total road	50,418	13,645	36,773	N/A
Equipment:
Locomotives	9,309	3,606	5,703	20
Freight cars	2,254	980	1,274	24
Work equipment and other	939	263	676	19
Total equipment	12,502	4,849	7,653	N/A
Technology and other	1,028	441	587	11
Construction in progress	795	-	795	N/A
Total	$69,971	$18,935	$51,036	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2016	Cost	Depreciation	Value	Useful Life
Land	$5,220	$ N/A	$5,220	N/A
Road:
Rail and other track material	15,845	5,722	10,123	40
Ties	9,812	2,736	7,076	33
Ballast	5,242	1,430	3,812	34
Other roadway [a]	18,138	3,226	14,912	47
Total road	49,037	13,114	35,923	N/A
Equipment:
Locomotives	9,692	3,939	5,753	20
Freight cars	2,243	972	1,271	24
Work equipment and other	905	232	673	19
Total equipment	12,840	5,143	7,697	N/A
Technology and other	974	412	562	11
Construction in progress	987	-	987	N/A
Total	$69,058	$18,669	$50,389	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

13. Accounts Payable and Other Current Liabilities

	Sep. 30,	Dec. 31,
Millions	2017	2016
Accounts payable	$838	$955
Income and other taxes payable	561	472
Accrued wages and vacation	384	387
Accrued casualty costs	203	185
Interest payable	179	212
Equipment rents payable	107	101
Other	656	570
Total accounts payable and other current liabilities	$2,928	$2,882

14. Financial Instruments

Short-Term Investments – The Company’s short-term investments consist of time deposits ($90 million as of September 30, 2017). These investments are considered level 2 investments and are valued at amortized cost, which approximates fair value. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.  There were no transfers out of Level 2 during the nine months ended September 30, 2017.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At September 30, 2017, the fair value of total debt was $18.0 billion, approximately $1.2 billion more than the carrying value. At December 31, 2016, the fair value of total debt was $15.9 billion, approximately $0.9 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At both September 30, 2017, and December 31, 2016, approximately $155 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

15. Debt

Credit Facilities – At September 30, 2017, we had $1.7 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the nine months ended September 30, 2017. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires UPC to maintain a debt-to-net-worth coverage ratio.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At September 30, 2017, the Company was in compliance with the debt-to-net-worth coverage ratio, which allows us to carry up to $38.3 billion of debt (as defined in the facility), and we had $16.9 billion of debt (as defined in the facility) outstanding at that date. Under our current financial plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three and nine months ended September 30, 2017, we did not issue or repay any commercial paper, and at September 30, 2017, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Shelf Registration Statement and Significant New Borrowings – In 2016, the Board of Directors reauthorized the issuance of up to $4.0 billion of debt securities. Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the nine months ended September 30, 2017, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
April 5, 2017	$500 million of 3.000% Notes due April 15, 2027
$500 million of 4.000% Notes due April 15, 2047
September 19, 2017	$500 million of 3.600% Notes due September 15, 2037
$500 million of 4.100% Notes due September 15, 2067

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions.  At September 30, 2017, we had remaining authority to issue up to $1.55 billion of debt securities under our shelf registration.

As of September 30, 2017, we reclassified as long-term debt $100 million of debt due within one year that we intend to refinance. This reclassification reflects our ability and intent to refinance any short-term borrowings and certain current maturities of long-term debt on a long-term basis.

Receivables Securitization Facility – As of September 30, 2017, and December 31, 2016, we recorded $200 million and $0, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 11).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $2.0 billion as of September 30, 2017.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 95% of the recorded liability is related to asserted claims and approximately 5% is related to unasserted claims at September 30, 2017. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $287 million to $313 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Nine Months Ended September 30,	2017	2016
Beginning balance	$290	$318
Current year accruals	58	54
Changes in estimates for prior years	(6)	(30)
Payments	(55)	(54)
Ending balance at September 30	$287	$288
Current portion, ending balance at September 30	$69	$62

We have insurance coverage for a portion of the costs incurred to resolve personal injury-related claims, and we have recognized an asset for estimated insurance recoveries at September 30, 2017, and December 31, 2016.  Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 19% of the recorded liability related to asserted claims and approximately 81% related to unasserted claims at September 30, 2017.

Our asbestos-related liability activity was as follows:

Millions,
for the Nine Months Ended September 30,	2017	2016
Beginning balance	$111	$120
Accruals	-	-
Payments	(10)	(18)
Ending balance at September 30	$101	$102
Current portion, ending balance at September 30	$8	$7

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries at September 30, 2017, and December 31, 2016.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 317 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 21 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Nine Months Ended September 30,	2017	2016
Beginning balance	$212	$190
Accruals	31	66
Payments	(42)	(48)
Ending balance at September 30	$201	$208
Current portion, ending balance at September 30	$56	$54

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

Guarantees – At September 30, 2017, and December 31, 2016, we were contingently liable for $33 million and $43 million in guarantees, respectively. The fair value of these obligations as of both September 30, 2017, and December 31, 2016 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At September 30, 2017, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $2.7 billion.

18. Share Repurchase Program

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. As of September 30, 2017, we repurchased a total of $22.0 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased in the first three quarters of 2017 under our new repurchase program, and shares repurchased in the first three quarters of 2016 under our previous repurchase program.

	Number of Shares Purchased		Average Price Paid
	2017	2016	2017	2016
First quarter	7,531,300	9,315,807	$106.55	$76.49
Second quarter	7,788,283	7,026,100	109.10	85.66
Third quarter	11,801,755	9,088,613	106.69	93.63
Total	27,121,338	25,430,520	$107.34	$85.15
Remaining number of shares that may be repurchased under current authority			92,878,662

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

From October 1, 2017, through October 25, 2017, we repurchased 3.15 million shares at an aggregate cost of approximately $356 million.

19. Related Parties

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

UPRR had $935 million and $877 million recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of September 30, 2017, and December 31, 2016, respectively. TTX car hire expenses of $100 million and $93 million for the three months ended September 30, 2017, and 2016, respectively, and $284 million and $275 million for the nine months ended September 30, 2017 and 2016, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $67 million and $61 million as of September 30, 2017, and December 31, 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2017, Compared to

Three and Nine Months Ended September 30, 2016

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2016 Annual Report on Form 10-

K. There have not been any significant changes with respect to these policies during the first nine months of 2017.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.50 per diluted share on net income of $1.2 billion in the third quarter of 2017 compared to earnings of $1.36 per diluted share on net income of $1.1 billion for the third quarter of 2016. Freight revenues increased 4%,  or $213 million, in the third quarter compared to the same period in 2016.  A 5%  increase in average revenue per car (ARC) resulting from mix of traffic, core pricing gains, and higher fuel surcharge revenue drove the freight revenue growth and more than offset the 1% decline in volume levels.  Growth in shale drilling-related frac sand, steel, and fertilizer shipments was more than offset by declines in crude oil, grain, finished vehicles, and a number of chemical and industrial product commodities impacted by disruptions in the Southern region caused by Hurricane Harvey.

Disruptions from the hurricane negatively impacted earnings by approximately $0.04 per diluted share, which consists of lost revenue and additional operating expenses. Despite the hurricane impact, we continued to align critical resources with current market demands.  While volumes declined 1%, our work force levels decreased 2%, demonstrating continued progress on our resource productivity initiatives.  At the end of the third quarter, approximately 800 employees across all crafts were either furloughed or in alternate work status, and approximately 1,000 locomotives were in storage.

As reported to the Association of American Railroads (AAR) in the third quarter 2017, average train speed decreased 2% to 25.4 miles per hour compared to the same period of 2016, largely due to hurricane-related disruptions on our network.  Continued implementation and testing of Positive Train Control across a larger portion of our network also negatively impacted overall average train speed.  Average terminal dwell time increased 7% to 30.0 hours in the third quarter of 2017 compared to the same period of 2016 as a result of disruptions that negatively impacted network fluidity.

In addition, as referenced in Note 3 to the Condensed Consolidated Financial Statements, our third quarter results reflect the impact of our workforce reduction plan, which includes a pre-tax charge of $84 million.

Operating Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2017	2016	Change	2017	2016	Change
Freight revenues	$5,050	$4,837	4%	$14,750	$13,769	7%
Other revenues	358	337	6	1,040	1,004	4
Total	$5,408	$5,174	5%	$15,790	$14,773	7%

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

Freight revenues increased 4% during the third quarter of 2017 compared to 2016 resulting from mix of traffic, core pricing gains, and higher fuel surcharge revenue, which more than offset the 1% decline in volume levels.  Year-to-date, freight revenues increased 7%  compared to 2016 resulting from mix of traffic, volume growth, core pricing gains, and higher fuel surcharge revenue.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $227 million and $673 million in the third quarter and year-to-date periods of 2017 compared to $173 million and $373 million in the same periods of 2016. Higher fuel surcharge revenue resulted from higher year-over-year fuel prices, partially offset by a lag headwind in fuel surcharge recovery due to the sequential increase in fuel price during the third quarter (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

Other revenues increased in the third quarter and year-to-date periods of 2017 compared to 2016 due to higher subsidiary revenues, primarily those that broker intermodal and automotive services.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Nine Months Ended
Freight Revenues	September 30,			September 30,
Millions	2017	2016	Change	2017	2016	Change
Agricultural Products	$914	$937	(2)%	$2,763	$2,664	4%
Automotive	469	485	(3)	1,486	1,483	-
Chemicals	896	875	2	2,679	2,617	2
Coal	711	728	(2)	1,978	1,741	14
Industrial Products	1,079	855	26	3,016	2,519	20
Intermodal	981	957	3	2,828	2,745	3
Total	$5,050	$4,837	4%	$14,750	$13,769	7%

	Three Months Ended			Nine Months Ended
Revenue Carloads	September 30,			September 30,
Thousands,	2017	2016	Change	2017	2016	Change
Agricultural Products	232	258	(10)%	719	722	-%
Automotive	200	210	(5)	627	644	(3)
Chemicals	259	274	(5)	785	817	(4)
Coal	331	341	(3)	920	846	9
Industrial Products	325	283	15	918	832	10
Intermodal [a]	841	838	-	2,452	2,435	1
Total	2,188	2,204	(1)%	6,421	6,296	2%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Average Revenue per Car	2017	2016	Change	2017	2016	Change
Agricultural Products	$3,951	$3,637	9%	$3,844	$3,691	4%
Automotive	2,341	2,310	1	2,370	2,302	3
Chemicals	3,457	3,201	8	3,412	3,206	6
Coal	2,143	2,134	-	2,150	2,057	5
Industrial Products	3,325	3,019	10	3,287	3,028	9
Intermodal [a]	1,166	1,141	2	1,153	1,127	2
Average	$2,307	$2,195	5%	$2,297	$2,187	5%

[a]Each intermodal container or trailer equals one carload.

Agricultural Products – Freight revenue from agricultural products shipments decreased 2% in the third quarter of 2017 compared to 2016 due to a 10% decrease in volume, partially offset by core pricing gains, mix of traffic, and higher fuel surcharge revenue.    Grain shipments declined 17% in the third quarter compared to 2016 due to a strong South American crop that displaced a portion of domestic exports.  For the year-to-date period, freight revenue increased 4% driven by core pricing gains and higher fuel surcharge revenue.  Volumes were flat for the year-to-date period as third quarter declines offset growth in the first half of the year driven by strong export demand for wheat.

Automotive – Freight revenue from automotive shipments in the third quarter decreased 3%, and was flat for the year-to-date period of 2017 compared to 2016.  Volume declined in both periods, but was more pronounced in the third quarter compared to 2016.  Conversely, higher fuel surcharge revenue and core pricing gains partially offset the lower volumes and negative mix in traffic in both periods.  Finished vehicle shipments decreased 9% and 7% in the third quarter and year-to-date periods respectively, resulting from lower domestic sales and reduced vehicle production for certain manufacturers. Automotive parts shipments were flat in the third quarter but grew 2% in the year-to-date period driven by continued growth in truck-to-rail conversions.

Chemicals – Freight revenue from chemical shipments increased 2% in both the third quarter and year-to-date periods of 2017 compared to 2016 primarily due to mix of traffic, core pricing gains and higher fuel surcharge revenue, partially offset by volume declines of 5% and 4% in those same periods.    Petroleum shipments declined 20% and 27% respectively, resulting from continued declines in crude oil volumes impacted by low crude oil prices and available pipeline capacity.    In addition, plastics and industrial chemical shipments were negatively impacted by disruptions caused by the hurricane, both declining 6% during the third quarter versus 2016. These decreases were partially offset by growth in export fertilizer shipments in both periods compared to 2016.

Coal –  Freight revenue from coal shipments decreased 2% in the third quarter of 2017 compared to 2016 due to lower volume resulting from utility outages and more moderate summer weather conditions, partially offset by mix of traffic and higher fuel surcharge revenue.  Year-to-date, freight revenue increased 14% compared to 2016 driven by strong volume growth in the first half of the year due to higher year-over-year natural gas prices and lower inventory levels at utilities.  Shipments out of the Powder River Basin (PRB) decreased 4% in the third quarter, but grew 8% for the year-to-date period compared to 2016.  Shipments out of Colorado and Utah increased 5% and 10% in the third quarter and year-to-date periods respectively, compared to 2016 driven by stronger export demand to Asia and Europe.

Industrial Products – Freight revenue from industrial products shipments increased 26% and 20% respectively, compared to the third quarter and year-to-date periods of 2016 as a result of volume growth, mix of traffic, core pricing gains, and higher fuel surcharge revenue.  Increased shale drilling activity and proppant intensity per drilling well drove substantial volume growth in frac sand shipments in both periods compared to 2016.  Conversely, rock shipments for both periods declined versus 2016 due to inclement weather in the West in the first half of the year, combined with the hurricane impact and decreased construction activity in South Texas.

Intermodal – Freight revenue from intermodal shipments increased 3% compared to the third quarter and nine-month periods of 2016 due to higher fuel surcharge revenue and slight volume gains.  International shipments grew 1% in both periods compared to 2016 driven by increased westbound backhaul shipments.  Domestic shipments decreased 1% in the third quarter but were flat in the nine-month period compared to 2016 due to available truck capacity.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business decreased 2% to $555 million in the third quarter of 2017 compared to 2016 primarily due to a 3% decline in volume resulting from lower grain and auto parts shipments.  Core pricing gains and higher fuel surcharge revenue partially offset the reduced volume levels.  For the nine-month period, freight revenue increased 3% to $1,697 million compared to 2016 driven by fuel surcharge revenue and core pricing gains, partially offset by a 1% decline in volume levels.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2017	2016	Change	2017	2016	Change
Compensation and benefits	$1,298	$1,191	9%	$3,752	$3,564	5%
Purchased services and materials	615	566	9	1,778	1,705	4
Depreciation	528	512	3	1,573	1,518	4
Fuel	450	392	15	1,344	1,058	27
Equipment and other rents	275	282	(2)	824	857	(4)
Other	230	271	(15)	709	764	(7)
Total	$3,396	$3,214	6%	$9,980	$9,466	5%

Operating expenses increased  $182 million and $514 million in the third quarter and year-to-date periods, respectively, compared to 2016 due to expenses related to the third quarter workforce reduction plan, higher fuel prices, contract services, inflation, hurricane-related costs, and depreciation.  In addition, volume-related costs also contributed to the increase in year-to-date expenses compared to 2016. Continued productivity gains, lower state and local taxes, and other expenses partially offset these increases in both periods.

Compensation and Benefits  – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the third quarter and year-to-date periods, expenses increased 9% and 5% compared to 2016.  Expenses associated with the workforce reduction plan and wage and benefit inflation drove the increases, which were partially offset by resource productivity gains.    Volume-related costs also contributed to the year-to-date increase in expenses compared to 2016.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 9% in the third quarter and 4% in the year-to-date period of 2017 compared to the same periods of 2016. Volume-related costs  (including higher subsidiary contract services), hurricane-related contract services costs, and higher freight car repair expense for leased car expirations drove the increases.  Lower joint facility expenses and lower locomotive maintenance expense partially offset the higher expenses for the nine-month period compared to 2016.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting recent years’ higher capital spending, increased depreciation expense in the third quarter and year-to-date periods of 2017 compared to 2016. These increases were partially offset by our recent depreciation studies that resulted in lower depreciation rates for certain asset classes.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $1.77 per gallon (including taxes and transportation costs) in the third quarter of 2017, compared to $1.57 per gallon in the same period in 2016,  increased expenses by $50 million. In addition, fuel costs were higher as gross ton-miles increased 2% compared to the same period in 2016. The fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands, improved 1% compared to the third quarter of 2016.   For the nine-month period, locomotive diesel fuel prices averaged $1.74 per gallon in 2017 compared to $1.42 in 2016, increasing expenses by $236 million.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense decreased 2% and 4%, respectively, compared to the same periods in 2016, mainly driven by lower locomotive and freight car lease expense (less equipment under lease).  Increased car rent expense due to volume growth in certain markets partially offset these decreases in both periods.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs decreased 15% in the third quarter and 7% in the nine-month period compared to 2016 due to lower state and local taxes, lower environmental expense, and higher bad debt expense in 2016 resulting from a customer bankruptcy.  Conversely, increased costs associated with destroyed equipment owned by third parties and higher personal injury expense partially offset these decreases in both periods compared to 2016.

Non-Operating Items

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Millions	2017	2016	Change		2017	2016	Change
Other income	$151	$29	F	%	$261	$152	72%
Interest expense	(180)	(184)	(2)		(531)	(524)	1
Income taxes	(789)	(674)	17		(2,106)	(1,846)	14

Other Income – Other income increased in the third quarter of 2017 as a result of a $65 million gain on a litigation settlement for back rent and a $57 million real estate sale gain, both recognized in the third quarter of 2017.  Year-to-date, other income increased as a result of higher gains on real estate sales and increased rental income compared to 2016.

Interest Expense  – Interest expense decreased in the third quarter of 2017 compared to 2016 due to $8 million of debt exchange costs recognized in 2016, partially offset by an increased weighted-average debt level of $16.0 billion in 2017 compared to $15.4 billion in 2016.  The effective interest rate was 4.5% and 4.7% in the third quarter of 2017 and 2016, respectively.  Year-to-date, interest expense increased due to an increased weighted-average debt level of $15.6 billion in 2017 from $15.0 billion in 2016, partially offset by a lower effective interest rate of 4.6% compared to 4.7%.

Income Taxes – Income taxes were higher in the third quarter and year-to-date periods of 2017 compared to 2016, resulting from higher pre-tax income and an increase in the State of Illinois corporate income tax rate effective July 1, 2017, increasing our tax expense by $33 million in the third quarter of 2017. Our effective tax rates for the third quarter of 2017 and 2016 were 39.8% and 37.3%, respectively. For the nine-month periods of 2017 and 2016, our effective tax rates were 38.0% and 37.4%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the AAR. We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	2016	Change		2017	2016	Change
Average train speed (miles per hour)	25.4	26.0	(2)%		25.5	26.6	(4)%
Average terminal dwell time (hours)	30.0	28.0	7%		29.6	27.9	6%
Gross ton-miles (billions)	229.8	224.6	2%		671.5	633.1	6%
Revenue ton-miles (billions)	119.0	117.5	1%		347.9	325.0	7%
Operating ratio	62.8	62.1	0.7	pts	63.2	64.1	(0.9)	pts
Employees (average)	42,056	42,756	(2)%		42,127	43,154	(2)%

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the AAR, decreased 2% and 4% in the third quarter and year-to-date periods of 2017, respectively, compared to the same periods in 2016 as disruptions across our network, including the impact of the hurricane, negatively impacted network fluidity.  Continued implementation and testing of Positive Train Control across a larger portion of our network also negatively impacted overall average train speed.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time in the third quarter and year-to-date periods of 2017 increased 7% and 6%, respectively, compared to the same periods of 2016 resulting from network disruptions which negatively impacted network fluidity.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles increased 2% and 1%, respectively, during the third quarter of 2017 compared to 2016, despite a  1% decrease in carloadings. Changes in commodity mix drove the variances in year-over-year increases between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our third quarter operating ratio of 62.8% increased 0.7 points mainly driven by costs associated with the workforce reduction plan, which had a negative 1.6 point impact on our third quarter operating ratio.  Base business operations and productivity gains more than offset inflation, other cost hurdles and additional expenses related to the hurricane.  Year-to-date, our operating ratio was 63.2%, improving 0.9 points compared to 2016, despite a negative 0.5 point headwind resulting from the workforce reduction plan.

Employees – Employee levels decreased 2% in both the third quarter and nine-month periods of 2017 compared to the same periods in 2016.  Productivity gains, a smaller capital workforce, and fewer management and administrative personnel drove the reduction and, for the year-to-date period, more than offset the 2% volume growth.

Debt to Capital / Adjusted Debt to Capital

	Sep. 30,	Dec. 31,
Millions, Except Percentages	2017	2016
Debt (a)	$16,833	$15,007
Equity	19,151	19,932
Capital (b)	$35,984	$34,939
Debt to capital (a/b)	46.8%	43.0%

	Sep. 30,	Dec. 31,
Millions, Except Percentages	2017	2016
Debt	$16,833	$15,007
Net present value of operating leases	2,186	2,435
Unfunded pension and OPEB, net of taxes of $256 and $261	417	436
Adjusted debt (a)	19,436	17,878
Equity	19,151	19,932
Adjusted capital (b)	$38,587	$37,810
Adjusted debt to capital (a/b)	50.4%	47.3%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 4.6% at September 30, 2017, and 4.7% at December 31, 2016. The discount rate reflects our year-to-date effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Nine Months Ended September 30,	2017	2016
Cash provided by operating activities	$5,398	$5,467
Cash used in investing activities	(2,260)	(2,819)
Cash used in financing activities	(2,568)	(2,130)
Net change in cash and cash equivalents	$570	$518

Operating Activities

In the first nine months of 2017, cash provided by operating activities decreased compared to the same period of 2016 due to the timing of tax payments in 2016 related to bonus depreciation on capital spending.  The decrease was mostly offset by higher income in the first nine months of 2017 compared to 2016.

Investing Activities

A reduction in purchased short-term investments and capital investments lowered  cash used in investing activities in the first nine months of 2017 compared to the same period in 2016.

The table below details cash capital investments:

Millions,
for the Nine Months Ended September 30,	2017	2016
Rail and other track material	$482	$486
Ties	371	397
Ballast	178	184
Other [a]	342	345
Total road infrastructure replacements	1,373	1,412
Line expansion and other capacity projects	57	104
Commercial facilities	119	111
Total capacity and commercial facilities	176	215
Locomotives and freight cars [b]	430	638
Positive train control	262	263
Technology and other	138	76
Total cash capital investments	$2,379	$2,604

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include lease buyouts of $173 million in 2017 and $70 million in 2016.

Capital Plan

As previously stated, we expect our 2017 capital plan to be approximately $3.1 billion, which may be revised if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased $438 million in the first nine months of 2017 compared to the same period of 2016 driven by a $782 million increase in shares repurchased, partially offset by a $402 million increase in debt issued.

See Note 15 of the Condensed Consolidated Financial Statements for a description of all our outstanding financing arrangements and significant new borrowings.

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

Millions,
for the Nine Months Ended September 30,	2017	2016
Cash provided by operating activities	$5,398	$5,467
Cash used in investing activities	(2,260)	(2,819)
Dividends paid	(1,460)	(1,382)
Free cash flow	$1,678	$1,266

Share Repurchase Program

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. As of September 30, 2017, we repurchased a total of $22.1 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased in 2017 under our new repurchase program, and shares repurchased in 2016 under our previous repurchase program.

	Number of Shares Purchased		Average Price Paid
	2017	2016	2017	2016
First quarter	7,531,300	9,315,807	$106.55	$76.49
Second quarter	7,788,283	7,026,100	109.10	85.66
Third quarter	11,801,755	9,088,613	106.69	93.63
Total	27,121,338	25,430,520	$107.34	$85.15
Remaining number of shares that may be repurchased under current authority			92,878,662

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

From October 1, 2017, through October 25, 2017, we repurchased 3.15 million shares at an aggregate cost of approximately $356 million.

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

The following tables identify material obligations and commitments as of September 30, 2017:

		Oct. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2017	2018	2019	2020	2021	2021	Other
Debt [a]	$29,002	$384	$1,274	$1,314	$1,473	$1,098	$23,459	$-
Operating leases [b]	2,699	68	395	357	294	257	1,328	-
Capital lease obligations [c]	1,068	18	170	156	165	142	417	-
Purchase obligations [d]	3,330	811	1,440	383	311	246	107	32
Other postretirement benefits [e]	430	12	47	47	47	47	230	-
Income tax contingencies [f]	170	-	12	-	-	-	-	158
Total contractual obligations	$36,699	$1,293	$3,338	$2,257	$2,290	$1,790	$25,541	$190

[a]Excludes capital lease obligations of $884 million, as well as unamortized discount and deferred issuance costs of ($897) million. Includes an interest component of $12,156 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]Represents total obligations, including interest component of $184 million.

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

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of September 30, 2017. For amounts where the year of settlement is uncertain, they are included in the Other column.

		Oct. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2017	2018	2019	2020	2021	2021
Credit facilities [a]	$1,700	$-	$-	$1,700	$-	$-	$-
Receivables securitization facility [b]	650	-	-	650	-	-	-
Guarantees [c]	33	-	11	7	5	5	5
Standby letters of credit [d]	20	7	13	-	-	-	-
Total commercial commitments	$2,403	$7	$24	$2,357	$5	$5	$5

[a] None of the credit facility was used as of September 30, 2017.

[b] $200 million of the receivables securitization facility was utilized as of September 30, 2017, which is accounted for as debt.  The full program matures in July 2019.

[c]Includes guaranteed obligations related to our affiliated operations.

[d]None of the letters of credit were drawn upon as of September 30, 2017.

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

Accounting Pronouncements – See Note 2 to the Condensed Consolidated Financial Statements.

Labor Agreements - The U.S. Class I railroads have been in collective bargaining with rail labor unions since January 2015. On October 5, 2017, six rail unions making up the Coordinated Bargaining Group (CBG) reached a Tentative National Agreement with the railroads, which would be effective January 1, 2015 through December 31, 2019.  Collectively, the CBG represents nearly 60% of U.S. railroad employees in collective bargaining.

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

Environmental Matters

On January 21, 2016, California Air Resources Board (CARB) sent UPRR a notice of violation alleging that it had failed to report all information required by the Drayage Truck Rule. The CARB Drayage Truck Rule requires UPRR, as an operator of an intermodal railyard, to submit quarterly reports with detailed information, such as the vehicle identification number, about all trucks entering its intermodal railyard that are not compliant with the rule. UPRR reached an agreement resolving the notice of violation, which includes that payment of a fine of $525,000. UPRR executed the settlement agreement and paid the fine on August 15, 2017.

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

Other Matters

Antitrust Litigation - As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. Currently, UPRR and three other Class I railroads are the named defendants in the lawsuit. The original plaintiff filed the first of these claims in the U.S. District Court in New Jersey on May 14, 2007. The number of complaints reached a total of 30. These suits allege that the named railroads engaged in pricefixing by establishing common fuel surcharges for certain rail traffic.

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

On June 21, 2012, Judge Friedman issued a decision that certified a class of plaintiffs with eight named plaintiff representatives. The decision included in the class all shippers that paid a rate-based fuel surcharge to any one of the defendant railroads for rate-unregulated rail transportation from July 1, 2003, through December 31, 2008. On July 5, 2012, the defendant railroads filed a petition with the U.S. Court of Appeals for the District of Columbia requesting that the court review the class certification ruling. On August 9, 2013, the Circuit Court vacated the class certification decision and remanded the case to the district court to reconsider the class certification decision in light of a recent Supreme Court case and incomplete consideration of errors in the expert report of the plaintiffs. On October 31, 2013, Judge Friedman approved a schedule agreed to by all parties for consideration of the class certification issue on remand. After reviewing an intervening case, supplemental expert materials and related briefing from the parties, Judge Friedman scheduled and completed a new class certification hearing during the week of September 26, 2016. On October 10, 2017, the parties received a ruling from Judge Friedman denying class certification.

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

We continue to deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2017:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jul. 1 through Jul. 31	3,033,053	$106.34	3,031,855	101,648,562
Aug. 1 through Aug. 31	5,285,956	104.10	5,285,900	96,362,662
Sep. 1 through Sep. 30	3,491,195	110.93	3,484,000	92,878,662
Total	11,810,204	$106.69	11,801,755	N/A

[a]

Total number of shares purchased during the quarter includes 8,449 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in Note 15 of the Condensed Consolidated Financial Statements) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $10.7 billion and $12.4 billion at September 30, 2017, and December 31, 2016, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement
10

Supplemental Pension Plan (409A Non-Grandfathered Component) for Officers and Managers of Union Pacific Corporation and Affiliates, as amended and restated in its entirety effective as of January 1, 1989, including all amendments adopted through September 30, 2017.

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2017 and 2016.
12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2017 and 2016.
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz and Robert M. Knight, Jr.
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 (filed with the SEC on October 26, 2017), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended September 30, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2017 and 2016, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2017 and 2016, and (vi) the Notes to the Condensed Consolidated Financial Statements.

Incorporated by Reference
3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.
4(a)	Form of 3.600% Note due 2037 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated September 19, 2017.
4(b)	Form of 4.100% Note due 2067 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated September 19, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 26, 2017

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)