Form 10-K
period 2017-12-31
UNION PACIFIC CORP
filed 2018-02-09
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

▪

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

▪	As of June 30, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $87.3 billion.

The number of shares outstanding of the registrant’s Common Stock as of February 2, 2018 was 779,305,276.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2018, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

UNION PACIFIC CORPORATION

February 9, 2018

Fellow Shareholders:

Looking back at 2017, I can report Union Pacific made progress building long-term value for our four key stakeholders – shareholders, communities, customers, and employees. After two consecutive years of overall volume declines, Union Pacific experienced a 2 percent increase in volume. This increase in volume, coupled with positive pricing and continued productivity improvement, generated reported earnings of $13.36 per share.  After adjusting for the impact of corporate tax reform that was passed prior to year-end, our adjusted earnings were a record $5.79 per share*.  This result is a 14 percent improvement compared to last year’s $5.07 per share.  Our adjusted operating ratio was a record 63.0 percent*, or 0.5 points better than last year’s 63.5 percent.

Carloadings were up in our Industrial Products and Coal business units 12 percent and 6 percent, respectively, driven primarily by a robust increase in frac sand shipments.  Automotive shipments were down 3 percent resulting from lower domestic sales and reduced vehicle production, while Chemical and Agricultural Product shipments were both down 2 percent as we experienced declines in our crude oil volumes and grain carloadings.  Intermodal volumes were flat compared to 2016.

We faced several operational challenges during 2017, from significant flooding in the western portion of our network, to the unprecedented rain and flooding that accompanied Hurricane Harvey.  Despite these challenges, the men and women of Union Pacific worked tirelessly and heroically to safely serve our customers.  I am pleased with our results and look forward to continuing to build long-term enterprise value by building our Value Tracks.

Starting with World Class Safety, 2017 was another outstanding year for employee safety performance.  Our reportable personal injury rate of 0.79 was off slightly from last year’s all-time record low of 0.75.  Our ultimate goal is zero incidents, getting every one of our employees home safely at the end of each day.  We will maintain a relentless focus on data-driven processes and root-cause evaluations, as well as on internal safety programs such as Total Safety Culture and Courage to Care.

We have built centers of excellence around game-changing technology and other Innovation initiatives. Our Engaged Team is inspiring passion and dedication while leveraging diverse talents to extract the best ideas that will drive positive results across our Company.  The continued implementation and execution of our “Grow to 55 and Zero” initiative drives significant Resource Productivity, from successfully aligning our resources to meet the increase in demand, to being more efficient in virtually everything that we do across the entire organization.

Given the challenges I mentioned above, our service product in 2017 did not meet all our customers’ expectations, but we kept working to create an Excellent Customer Experience, anticipating customer needs, responding quickly, keeping commitments, and offering solutions.  Our robust capital program helps provide the necessary resources and network capacity to build these relationships and prepare for future growth.  It enables us to handle our business safely and efficiently, while improving network fluidity.  We invested about $3.1 billion in 2017, including about $1.9 billion in replacement capital to harden our infrastructure, and to improve the safety and resiliency of our network, as well as nearly $340 million toward completing our Positive Train Control project.

A  Maximized Franchise is much more than our unique physical footprint.  It encompasses our employees’ skills, our assets, and a strategy that emphasizes the importance of our customers’ experiences.  It also embraces a thoughtful approach to market penetration, the competitive landscape to determine future service offerings and to identify trade flow opportunities.

This successful execution of our value track strategy to the benefit of all our stakeholders translates into value for our shareholders.  Total shareholder return increased 32 percent in 2017, compared with 22 percent for the S&P 500. Our net return on invested capital* of 13.7 percent increased a full percentage point over last year’s 12.7 percent.  We increased our quarterly declared dividend per share by 10 percent, with dividends paid in 2017 totaling $2.0 billion.  In addition, we repurchased 36 million Union Pacific shares.  In total, combining both dividends and share repurchases, Union Pacific returned $6 billion to our shareholders in 2017.

Looking to 2018, we are optimistic the economy will favor many of the segments which drive our core business, leading us to another year of positive volume growth.  We will continue to execute on our Value Tracks to benefit our employees, partner with the communities in which we serve, provide our customers an excellent experience, and generate strong returns for our shareholders.

Chairman, President and Chief Executive Officer

*See Item 7 of this report for reconciliations to U.S. GAAP.

DIRECTORS AND SENIOR MANAGEMENT

BOARD OF DIRECTORS

Andrew H. Card, Jr.	Deborah C. Hopkins	Thomas F. McLarty III
Former White House	Former Chief Executive Officer	President
Chief of Staff	Citi Ventures	McLarty Associates
Board Committees: Audit,	Former Chief Innovation Officer	Board Committees: Finance (Chair),
Compensation and Benefits	Citi	Corporate Governance and
	Board Committees: Corporate	Nominating
Erroll B. Davis, Jr.	Governance and Nominating, Finance
Former Chairman,		Bhavesh V. Patel
President & CEO	Jane H. Lute	Chief Executive Officer and
Alliant Energy Corporation	President and Chief Executive Officer	Chairman of the Management Board
Board Committees: Compensation	SICPA North America	LyondellBasell Industries N.V.
and Benefits (Chair), Corporate	Board Committees: Audit, Corporate	Board Committees: Finance,
Governance and Nominating	Governance and Nominating	Compensation and Benefits

David B. Dillon	Michael R. McCarthy	Steven R. Rogel
Former Chairman	Chairman	Former Chairman
The Kroger Company	McCarthy Group, LLC	Weyerhaeuser Company
Board Committees: Audit (Chair),	Lead Independent Director	Board Committees: Compensation
Compensation and Benefits	Board Committees: Corporate	and Benefits, Corporate Governance
	Governance and Nominating (Chair),	and Nominating
Lance M. Fritz	Finance
Chairman, President and		Jose H. Villarreal
Chief Executive Officer	Michael W. McConnell	Advisor
Union Pacific Corporation and	General Partner and	Akin, Gump, Strauss, Hauer &
Union Pacific Railroad Company	Former Managing Partner	Feld, LLP
	Brown Brothers Harriman & Co.	Board Committees: Audit,
	Board Committees: Audit, Finance	Compensation and Benefits

SENIOR MANAGEMENT*

Lance M. Fritz	Robert M. Knight, Jr.	Todd M. Rynaski
Chairman, President and	Executive Vice President	Vice President and Controller
Chief Executive Officer	and Chief Financial Officer
Cameron A. Scott
Bryan L. Clark	Sherrye L. Hutcherson	Executive Vice President and
Vice President-Tax	Senior Vice President and	Chief Operating Officer
Chief Human Resource Officer
Rhonda S. Ferguson		Lynden L. Tennison
Executive Vice President, Chief Legal	Scott D. Moore	Senior Vice President and
Officer and Corporate Secretary	Senior Vice President and	Chief Information Officer
Chief Administrative Officer
D. Lynn Kelley		Elizabeth F. Whited
Senior Vice President-Supply and	Jon T. Panzer	Executive Vice President and
Continuous Improvement	Vice President and Treasurer	Chief Marketing Officer

Michael A. Rock
Vice President-External Relations

*Senior management are elected officers of both Union Pacific Corporation and Union Pacific Railroad Company, except Mr. Scott, Ms. Kelley and Ms. Whited are elected officers for Union Pacific Railroad Company.

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

Operations  – UPRR is a Class I railroad operating in the U.S. We have 32,122 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern U.S. gateways and providing several corridors to key Mexican gateways. We serve the Western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our freight traffic consists of bulk,

2017 Freight Revenue

manifest, and premium business. Bulk traffic primarily consists of coal, grain, soda ash, ethanol, rock and crude oil shipped in unit trains – trains transporting a single commodity from one origin to one destination. Manifest traffic includes individual carload or less than train-load business involving commodities such as lumber, steel, paper, food and chemicals. The transportation of finished vehicles, auto parts, intermodal containers and truck trailers are included as part of our premium business. In 2017, we generated freight revenues totaling $19.8 billion from the following six commodity groups:

Agricultural Products – Transportation of grains, commodities produced from these grains, and food and beverage products generated 19% of the Railroad’s 2017 freight revenue. We access most major grain markets, linking the Midwest and Western U.S. producing areas to export terminals in the Pacific Northwest and Gulf Coast ports, as well as Mexico. We also serve significant domestic markets, including grain processors, animal feeders and ethanol producers in the Midwest, West, South and Rocky Mountain states. Unit trains, which transport a single commodity between producers and export terminals or domestic markets, represent approximately 41% of our agricultural shipments.

Automotive – We are the largest automotive carrier west of the Mississippi River and operate or access 38 vehicle distribution centers. The Railroad’s extensive franchise serves five vehicle assembly plants and connects to West Coast ports, all six major Mexico gateways, and the Port of Houston to accommodate both import and export shipments. In addition to transporting finished vehicles, UPRR provides expedited handling of automotive parts in both boxcars and intermodal containers destined for Mexico, the U.S. and Canada. The automotive group generated 10% of Union Pacific’s freight revenue in 2017.

Chemicals – Transporting chemicals generated 18% of our freight revenue in 2017. The Railroad’s unique franchise serves the chemical producing areas along the Gulf Coast, where roughly 55% of the Company’s chemical business originates, travels through, or terminates. Our chemical franchise also accesses chemical producers in the Rocky Mountains and on the West Coast. The Company’s chemical shipments include six categories:  industrial chemicals, plastics, fertilizer, petroleum and liquid petroleum gases, crude oil and soda ash. Currently, these products move primarily to and from the Gulf Coast region. Fertilizer movements originate in the Gulf Coast region, the western U.S. and Canada (through interline access) for delivery to major agricultural users in the Midwest, western U.S., as well as abroad. Soda ash originates in southwestern Wyoming and California, destined for chemical and glass producing markets in North America and abroad.

Coal – Shipments of coal, petroleum coke, and biomass accounted for 13% of our freight revenue in 2017. The Railroad’s network supports the transportation of coal, petroleum coke, and biomass to independent and regulated power companies and industrial facilities throughout the U.S. Through interchange gateways and ports, UPRR’s reach extends to eastern U.S. utilities, as well as to Mexico and other international destinations. Coal traffic originating in the Powder River Basin (PRB) area of Wyoming is the largest segment of the Railroad’s coal business.

Industrial Products – Our extensive network facilitates the movement of numerous commodities between thousands of origin and destination points throughout North America. The Industrial Products group consists of several categories, including construction products, minerals, consumer goods, metals, lumber, paper, and other miscellaneous products.  In 2017, this group generated 21% of our total freight revenue. Commercial, residential and governmental infrastructure investments drive shipments of steel, aggregates (cement components), cement and wood products.  Oil and gas drilling generates demand for raw steel, finished pipe, frac sand, stone and drilling fluid commodities. Industrial and light manufacturing plants receive steel, nonferrous materials, minerals and other raw materials. Paper and packaging commodities, as well as appliances, move to major metropolitan areas for consumers. Lumber shipments originate primarily in the Pacific Northwest and western Canada and move throughout the U.S. for use in new home construction and repair and remodeling.

Intermodal – Our Intermodal business includes two segments: international and domestic. International business consists of import and export container traffic that mainly passes through West Coast ports served by UPRR’s extensive terminal network. Domestic business includes container and trailer traffic picked up and delivered within North America for intermodal marketing companies (primarily shipper agents and logistics companies), as well as truckload carriers. Less-than-truckload and package carriers with time-sensitive business requirements are also an important part of domestic shipments. Together, our international and domestic Intermodal business generated 19% of our 2017 freight revenue.

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

Working Capital – At December 31, 2017, we had a working capital surplus. We maintain adequate resources, and when necessary, have adequate access to capital markets to meet any foreseeable cash requirements, in addition to sufficient financial capacity to satisfy our current liabilities. At December 31, 2016, we had a working capital deficit, due primarily to a decrease in other current assets related to a tax receivable for the late extension of bonus depreciation at December 31, 2015, along with an increase at December 31, 2016, in accounts payable and upcoming debt maturities.

Competition – We are subject to competition from other railroads, motor carriers, ship and barge operators, and pipelines. Our main railroad competitor is Burlington Northern Santa Fe LLC. Its primary subsidiary, BNSF Railway Company (BNSF), operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other railroads and motor carriers. Motor carrier competition exists for five of our six commodity groups (excluding most coal shipments). Because of the proximity of our routes to major inland and Gulf Coast waterways, barges can be particularly competitive, especially for grain and bulk commodities in certain areas where we operate. In addition to price competition, we face competition with respect to transit times, quality and reliability of service from motor carriers and other railroads. Motor carriers in particular can have an advantage over railroads with respect to transit times and timeliness of service.  However, railroads are much more fuel-efficient than trucks, which reduces the impact of transporting goods on the environment and public infrastructure, and we have been making efforts to convert certain truck traffic to rail.  Additionally, we must build or acquire and maintain our rail system; trucks and barges are able to use public rights-of-way maintained by public entities. Any of the following could also affect the competitiveness of our transportation services for some or all of our commodities: (i) improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, (ii) legislation that eliminates or significantly increases the size or weight limitations applied to motor carriers, or (iii) legislation or regulatory changes that impose operating restrictions on railroads or that adversely affect the profitability of some or all railroad traffic. Finally, many movements face product or geographic competition where our customers can use different products (e.g. natural gas instead of coal, sorghum instead of corn) or commodities from different locations (e.g. grain from states or countries that we do not serve, crude oil from different regions). Sourcing different commodities or different locations allows shippers to substitute different carriers and such competition may reduce our volume or constrain prices. For more information regarding risks we face from competition, see the Risk Factors in Item 1A of this report.

Key Suppliers – We depend on two key domestic suppliers of high horsepower locomotives. Both suppliers provide parts for locomotives and one also provides maintenance under a service agreement. Due to the capital intensive nature of the locomotive manufacturing business and sophistication of this equipment, potential new suppliers face high barriers of entry into this industry. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives, supplying parts or providing maintenance for any reason, including insolvency or bankruptcy, we could experience a significant cost increase and risk reduced availability of the locomotives that are necessary to our operations. Additionally, for a high percentage of our rail purchases, we utilize two steel producers (one domestic and one international) that meet our specifications. Rail is critical for maintenance, replacement, improvement, and expansion of our network and facilities. Rail manufacturing also has high barriers of entry, and, if one of those suppliers discontinues operations for any reason, including insolvency or bankruptcy, we could experience cost increases and difficulty obtaining rail.

Employees – Approximately 85% of our 41,992 full-time-equivalent employees are represented by 14 major rail unions. On January 1, 2015, current labor agreements became subject to modification and we began the current round of negotiations with the unions. Existing agreements remain in effect until new agreements are ratified or the Railway Labor Act’s (RLA) procedures (which include mediation, potential arbitration, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention) are exhausted. Through industry and local negotiations, UPRR reached tentative new agreements with 12 of our 14 major rail unions. Nine unions (representing nearly 70% of our agreement work force) have ratified those agreements by significant margins. The tentative agreement failed ratification with two unions in early February 2018 (representing about 10% of our agreement work force) returning any further discussions with them to the jurisdiction of the National Mediation Board. Another small union (less than 1%) is still out for ratification. UPRR and the industry currently continue in active mediation with the remaining coalition of two unions (representing about 20% of our agreement work force).  Under the Railway Labor Act, the National Mediation Board controls timing and location of mediation conferences and when to terminate mediation, moving the parties to the next stages of the RLA process.  Contract negotiations historically continue for an extended period of time and we rarely experience work stoppages while negotiations are pending.

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

We also have established a number of our own innovative safety and security-oriented initiatives ranging from various investments in technology to The Officer on Train program, which provides local law enforcement officers with the opportunity to ride with train crews to enhance their understanding of railroad operations and risks. Our staff of information security professionals continually assesses cyber security risks and implements mitigation programs that evolve with the changing technology threat environment. To date, we have not experienced any material disruption of our operations due to a cyber threat or attack directed at us.

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

The operations of the Railroad are also subject to the regulatory jurisdiction of the Surface Transportation Board (STB).  The STB has jurisdiction over rates charged on certain regulated rail traffic; common carrier service of regulated traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers. The STB continues its efforts to explore expanding rail regulation and is reviewing proposed rulemaking in various areas, including reciprocal switching, commodity exemptions, and expanding and easing procedures for smaller rate complaints. The STB also continues to develop a methodology for determining railroad revenue adequacy and the possible use of a revenue adequacy constraint in regulating railroad rates.  The STB posts quarterly reports on rate reasonableness cases and maintains a database on service complaints, and has the authority to initiate investigations, among other things.

The operations of the Railroad also are subject to the regulations of the FRA and other federal and state agencies. In 2010, the FRA issued initial rules governing installation of Positive Train Control (PTC) that now has a deadline of December 31, 2018. The PTC implementation deadline may be extended to December 31, 2020, provided certain other criteria are satisfied. PTC is a collision avoidance technology intended to override engineer controlled locomotives and stop train-to-train and overspeed accidents, misaligned switch derailments, and unauthorized entry to work zones. Final implementation of PTC will require us to adapt and integrate our system with other railroads whose implementation plan may be different than ours.  Through 2017, we have invested approximately $2.6 billion in the ongoing development of PTC.

DOT, the Occupational Safety and Health Administration, the Pipeline and Hazardous Materials Safety Administration, and DHS, along with other federal agencies, have jurisdiction over certain aspects of safety, movement of hazardous materials and hazardous waste, emissions requirements, and equipment standards. Additionally, various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in ways not preempted by federal law.

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

We Are Subject to Significant Governmental Regulation – We are subject to governmental regulation by a significant number of federal, state, and local authorities covering a variety of health, safety, labor, environmental, economic (as discussed below), and other matters.  Many laws and regulations require us to obtain and maintain various licenses, permits, and other authorizations, and we cannot guarantee that we will continue to be able to do so. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments or regulators may change the legislative or regulatory frameworks within which we operate without providing us any recourse to address any adverse effects on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution, increasing the amount of our traffic subject to common carrier regulation, business relationships with other railroads, calculation of our cost of capital or other inputs relevant to computing our revenue adequacy, the prices we charge, and costs and expenses. Significant legislative activity in Congress or regulatory activity by the STB could expand regulation of railroad operations and prices for rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition, and liquidity. As part of the Rail Safety Improvement Act of 2008, rail carriers were to implement PTC by the end of 2015 (the Rail Safety Improvement Act).  The Surface Transportation Extension Act of 2015 amended the Rail Safety Improvement Act to require implementation of PTC by the end of 2018, which deadline may be extended to December 31, 2020, provided certain other criteria are satisfied.  Final implementation of PTC will require us to adapt and integrate our system with other railroads whose implementation plan may be different than ours.  This implementation could have a material adverse effect on our results of operations and financial condition. Additionally, one or more consolidations of Class I railroads could also lead to increased regulation of the rail industry.

We May Be Affected by General Economic Conditions – Prolonged severe adverse domestic and global economic conditions or disruptions of financial and credit markets may affect the producers and consumers of the commodities we carry and may have a material adverse effect on our access to liquidity and our results of operations and financial condition.

We Face Competition from Other Railroads and Other Transportation Providers – We face competition from other railroads, motor carriers, ships, barges, and pipelines. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. We must build or acquire and maintain our rail system, while trucks, barges and maritime operators are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, or legislation that eliminates or significantly increases the size or weight limitations currently applicable to motor carriers, could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, any future consolidation of the rail industry could materially affect the competitive environment in which we operate.

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

We May Be Affected By Fluctuating Fuel Prices – Fuel costs constitute a significant portion of our transportation expenses. Diesel fuel prices can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on our operating results. Although we currently are able to recover a significant amount of our fuel expenses from our customers through revenue from fuel surcharges, we cannot be certain that we will always be able to mitigate rising or elevated fuel costs through our fuel surcharges. Additionally, future market conditions or legislative or regulatory activities could adversely affect our ability to apply fuel surcharges or adequately recover increased fuel costs through fuel surcharges. As fuel prices fluctuate, our fuel surcharge programs trail such fluctuations in fuel price by approximately two months, and may be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing prices. International, political, and economic factors, events and conditions affect the volatility of fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity.  Alternatively, lower fuel prices could have a positive impact on the economy by increasing consumer discretionary spending that potentially could increase demand for various consumer products we transport. However, lower fuel prices could have a negative impact on other commodities we transport, such as coal and domestic drilling-related shipments, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

A Significant Portion of Our Revenue Involves Transportation of Commodities to and from International Markets – Although revenues from our operations are attributable to transportation services provided in the U.S., a significant portion of our revenues involves the transportation of commodities to and from international markets, including Mexico and Southeast Asia, by various carriers and, at times, various modes of transportation. Significant and sustained interruptions of trade with Mexico or countries in Southeast Asia, including China, could adversely affect customers and other entities that, directly or indirectly, purchase or rely on rail transportation services in the U.S. as part of their operations, and any such interruptions could have a material adverse effect on our results of operations, financial condition and liquidity. Any one or more of the following could cause a significant and sustained interruption of trade with Mexico or countries in Southeast Asia: (a) a deterioration of security for international trade and businesses; (b) the adverse impact of new laws, rules and regulations or the interpretation of laws, rules and regulations by government entities, courts or regulatory bodies, including modifications to the North American Free Trade Agreement (NAFTA) and actions of taxing authorities that affect our customers doing business in foreign countries; (c) any significant adverse economic developments, such as extended periods of high inflation, material disruptions in the banking sector or in the capital markets of these foreign countries, and significant changes in the valuation of the currencies of these foreign countries that could materially affect the cost or value of imports or exports; (d) shifts in patterns of international trade that adversely affect import and export markets; and (e) a material reduction in foreign direct investment in these countries.

We Are Subject to Legislative, Regulatory, and Legal Developments Involving Taxes – Taxes are a significant part of our expenses.  We are subject to U.S. federal, state, and foreign income, payroll, property, sales and use, fuel, and other types of taxes. Changes in tax rates, such as those included in the recently enacted U.S. Tax Cuts and Jobs Act, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in a material effect to our results of operations, financial condition, and liquidity.  Higher tax rates could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Are Dependent on Certain Key Suppliers of Locomotives and Rail – Due to the capital intensive nature and sophistication of locomotive equipment, parts and maintenance, potential new suppliers face high barriers to entry.  Therefore, if one of the domestic suppliers of high horsepower locomotives discontinues manufacturing locomotives, supplying parts or providing maintenance for any reason, including bankruptcy or insolvency, we could experience significant cost increases and reduced availability of the locomotives that are necessary for our operations.  Additionally, for a high percentage of our rail purchases, we utilize two steel producers (one domestic and one international) that meet our specifications.  Rail is critical to our operations for rail replacement programs, maintenance, and for adding additional network capacity, new rail and storage yards, and expansions of existing facilities.  This industry similarly has high barriers to entry, and if one of these suppliers discontinues operations for any reason, including bankruptcy or insolvency, we could experience both significant cost increases for rail purchases and difficulty obtaining sufficient rail for maintenance and other projects.

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

TRACK

Our rail network includes 32,122 route miles.  We own 26,042 miles and operate on the remainder pursuant to trackage rights or leases. The following table describes track miles at December 31, 2017, and 2016:

	2017	2016
Route	32,122	32,070
Other main line	7,107	7,070
Passing lines and turnouts	3,255	3,245
Switching and classification yard lines	9,199	9,115
Total miles	51,683	51,500

HEADQUARTERS BUILDING

We own our headquarters building in Omaha, Nebraska. The facility has 1.2 million square feet of space that can accommodate approximately 4,000 employees.

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

RAIL EQUIPMENT

Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for maintenance, transportation of crews, and other activities. As of December 31, 2017, we owned or leased the following units of equipment:

				Average
Locomotives	Owned	Leased	Total	Age (yrs.)
Multiple purpose	6,392	1,852	8,244	20.0
Switching	213	12	225	36.9
Other	47	57	104	38.5
Total locomotives	6,652	1,921	8,573	N/A

				Average
Freight cars	Owned	Leased	Total	Age (yrs.)
Covered hoppers	13,804	12,629	26,433	20.4
Open hoppers	6,897	2,427	9,324	30.9
Gondolas	5,798	2,772	8,570	26.7
Boxcars	2,957	6,780	9,737	36.1
Refrigerated cars	2,600	3,486	6,086	25.4
Flat cars	2,533	1,147	3,680	32.4
Other	8	353	361	29.9
Total freight cars	34,597	29,594	64,191	N/A

				Average
Highway revenue equipment	Owned	Leased	Total	Age (yrs.)
Containers	38,655	15,327	53,982	8.8
Chassis	23,711	21,771	45,482	10.9
Total highway revenue equipment	62,366	37,098	99,464	N/A

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

2017 Capital Program – During 2017, our capital program totaled approximately $3.1 billion. (See the cash capital expenditures table in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7.)

2018 Capital Plan – In 2018, we expect our capital plan to be approximately $3.3 billion.  The plan includes expenditures to renew and improve our existing infrastructure as well as new capacity investments, including initial construction work on a new classification yard in our Southern Region.  In addition, expenditures will be made for PTC, locomotives, intermodal containers and chassis, and freight cars.  We may revise our 2018 capital plan if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.  (See discussion of our 2018 capital plan in Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2018 Outlook, Item 7.)

OTHER

Equipment Encumbrances – Equipment with a carrying value of approximately $2.0 billion and $2.3 billion at December 31, 2017, and 2016, respectively served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire or refinance such railroad equipment.

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

Environmental Matters – Certain of our properties are subject to federal, state, and local laws and regulations governing the protection of the environment.  (See discussion of environmental issues in Business – Governmental and Environmental Regulation, Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7, and Note 18 of the Consolidated Financial Statements.)

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7.  See also Note 18 of the Consolidated Financial Statements.

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

On June 21, 2012, Judge Friedman issued a decision that certified a class of plaintiffs with eight named plaintiff representatives. The decision included in the class all shippers that paid a rate-based fuel surcharge to any one of the defendant railroads for rate-unregulated rail transportation from July 1, 2003, through December 31, 2008. On July 5, 2012, the defendant railroads filed a petition with the U.S. Court of Appeals for the District of Columbia requesting that the court review the class certification ruling. On August 9, 2013, the Circuit Court vacated the class certification decision and remanded the case to the district court to reconsider the class certification decision in light of a recent Supreme Court case and incomplete consideration of errors in the expert report of the plaintiffs. After reviewing an intervening case, supplemental expert materials and related briefing from the parties, Judge Friedman scheduled and completed a new class certification hearing during the week of September 26, 2016. On October 10, 2017, the parties received a ruling from Judge Friedman denying class certification. Plaintiffs have sought appellate review of that ruling and on December 20, 2017, were granted the right of an interlocutory appeal by the U.S. Court of Appeals for the District of Columbia Circuit.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow).  The parties are currently conducting discovery in this matter.  For additional information on Oxbow, please refer to Item 3. Legal Proceedings, under Other Matters, Antitrust Litigation in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Executive Officers of the Registrant and Principal Executive Officers of Subsidiaries

The Board of Directors typically elects and designates our executive officers on an annual basis at the board meeting held in conjunction with the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information current as of February 9, 2018, relating to the executive officers.

			Business
			Experience During
Name	Position	Age	Past Five Years
Lance M. Fritz	Chairman, President and Chief Executive Officer of UPC and the Railroad	55	[1]
Robert M. Knight, Jr.	Executive Vice President and Chief Financial Officer of UPC and the Railroad	60	Current Position
Rhonda S. Ferguson	Executive Vice President, Chief Legal Officer and Corporate Secretary of UPC and the Railroad	48	[2]
Todd M. Rynaski	Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad	47	[3]
Cameron A. Scott	Executive Vice President and Chief Operating Officer of the Railroad	55	[4]
Elizabeth F. Whited	Executive Vice President and Chief Marketing Officer of the Railroad	52	[5]

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

[2]

Ms. Ferguson was elected Corporate Secretary of UPC and the Railroad effective December 1, 2017, and Executive Vice President and Chief Legal Officer of UPC and the Railroad effective July 11, 2016. She previously was Vice President, Corporate Secretary and Chief Ethics Officer of FirstEnergy Corp. since 2007.

[3]

Mr. Rynaski was elected Vice President and Controller of UPC and Chief Accounting Officer and Controller of the Railroad effective September 1, 2015. He previously was Assistant Vice President – Accounting of the Railroad effective January 1, 2014, and Assistant Vice President – Financial Reporting and Analysis effective April 1, 2011.

[4]	Mr. Scott was elected to his current position effective February 6, 2014. He previously was Vice President Network Planning and Operations effective June 30, 2012.
[5]	Ms. Whited was elected Executive Vice President and Chief Marketing Officer effective December 1, 2016. She previously was Vice President and General Manager – Chemicals effective October 1, 2012.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “UNP”.  The following table presents the dividends declared and the high and low prices of our common stock for each of the indicated quarters.

2017 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.605	$0.605	$0.605	$0.665
Common stock price:
High	111.38	115.15	116.93	136.32
Low	101.20	104.12	101.06	108.71

2016 - Dollars Per Share	Q1	Q2	Q3	Q4
Dividends	$0.55	$0.55	$0.55	$0.605
Common stock price:
High	85.30	90.14	98.00	106.62
Low	67.06	77.29	86.01	87.06

At February 2, 2018, there were 779,305,276 shares of common stock outstanding and 30,653 common shareholders of record. On that date, the closing price of the common stock on the NYSE was $129.36. We paid dividends to our common shareholders during each of the past 118 years. We declared dividends totaling $1,982 million in 2017 and $1,879 million in 2016. On February 8, 2018, we increased the quarterly dividend to $0.73 per share, payable on March 30, 2018, to shareholders of record on February 28, 2018. We are subject to certain restrictions regarding retained earnings with respect to the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends increased to $16.4 billion at December 31, 2017, from $12.4 billion at December 31, 2016.  (See discussion of this restriction in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7.)  We do not believe the restriction on retained earnings will affect our ability to pay dividends, and we currently expect to pay dividends in 2018.

Comparison Over One- and Three-Year Periods – The following table presents the cumulative total shareholder returns, assuming reinvestment of dividends, over one- and three-year periods for the Corporation (UNP), a peer group index (comprised of CSX Corporation and Norfolk Southern Corporation), the Dow Jones Transportation Index (DJ Trans), and the Standard & Poor’s 500 Stock Index (S&P 500).

Period	UNP	Peer Group	DJ Trans	S&P 500
1 Year (2017)	32.2%	46.5%	19.0%	21.8%
3 Year (2015 - 2017)	20.7	52.4	21.2	38.3

Five-Year Performance Comparison – The following graph provides an indicator of cumulative total shareholder returns for the Corporation as compared to the peer group index (described above), the DJ Trans, and the S&P 500. The graph assumes that $100 was invested in the common stock of Union Pacific Corporation and each index on December 31, 2012 and that all dividends were reinvested. The information below is historical in nature and is not necessarily indicative of future performance.

Purchases of Equity Securities – During 2017, we repurchased 37,122,405 shares of our common stock at an average price of $110.50. The following table presents common stock repurchases during each month for the fourth quarter of 2017:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares Remaining Under the Plan or Program [b]
Oct. 1 through Oct. 31	3,831,636	$113.61	3,800,000	89,078,662
Nov. 1 through Nov. 30	3,005,225	117.07	2,937,410	86,141,252
Dec. 1 through Dec. 31	2,718,319	130.76	2,494,100	83,647,152
Total	9,555,180	$119.58	9,231,510	N/A

[a]

Total number of shares purchased during the quarter includes approximately 323,670 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

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

Millions, Except per Share Amounts,
Carloads, Employee Statistics, and Ratios	2017[a]	2016	2015	2014	2013
For the Year Ended December 31
Operating revenues [b]	$21,240	$19,941	$21,813	$23,988	$21,963
Operating income	8,061	7,272	8,052	8,753	7,446
Net income	10,712	4,233	4,772	5,180	4,388
Earnings per share - basic [c]	13.42	5.09	5.51	5.77	4.74
Earnings per share - diluted [c]	13.36	5.07	5.49	5.75	4.71
Dividends declared per share [c]	2.48	2.255	2.20	1.91	1.48
Cash provided by operating activities	7,230	7,525	7,344	7,385	6,823
Cash used in investing activities	(3,086)	(3,393)	(4,476)	(4,249)	(3,405)
Cash used in financing activities	(4,146)	(4,246)	(3,063)	(2,982)	(3,049)
Cash used for common share repurchases	(4,013)	(3,105)	(3,465)	(3,225)	(2,218)
At December 31
Total assets	$57,806	$55,718	$54,600	$52,372	$49,410
Long-term obligations [d]	29,011	32,146	30,692	27,419	24,395
Debt due after one year	16,144	14,249	13,607	10,952	8,820
Common shareholders' equity	24,856	19,932	20,702	21,189	21,225
Additional Data
Freight revenues [b]	$19,837	$18,601	$20,397	$22,560	$20,684
Revenue carloads (units) (000)	8,588	8,442	9,062	9,625	9,022
Operating ratio (%) [e]	62.0	63.5	63.1	63.5	66.1
Average employees (000)	42.0	42.9	47.5	47.2	46.4
Financial Ratios (%)
Debt to capital [f]	40.5	43.0	40.7	35.0	31.0
Return on average common shareholders' equity [g]	47.8	20.8	22.8	24.4	21.4

[a]	2017 includes a $5.9 billion non-cash reduction to income tax expense and $212 million non-cash reduction to operating expenses related to the Tax Cuts and Jobs Act enacted on December 22, 2017.
[b]

Includes fuel surcharge revenue of $966 million, $560 million, $1.3 billion, $2.8 billion, and $2.6 billion, for 2017, 2016, 2015, 2014, and 2013, respectively, which partially offsets increased operating expenses for fuel. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Revenues, Item 7.)

[c]	Earnings per share and dividends declared per share are retroactively adjusted to reflect the June 6, 2014 stock split.
[d]	Long-term obligations is determined as follows: total liabilities less current liabilities.
[e]	Operating ratio is defined as operating expenses divided by operating revenues.
[f]	Debt to capital is determined as follows: total debt divided by total debt plus common shareholders' equity.
[g]	Return on average common shareholders' equity is determined as follows: Net income divided by average common shareholders' equity.

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

EXECUTIVE SUMMARY

2017 Results

•

Safety – During 2017, we continued our focus on safety to reduce risk and eliminate incidents for our employees, our customers and the public. We finished 2017 with a 3% improvement in our reportable derailment incident rate per million train miles compared to 2016.   Although reportable personal injury incidents per 200,000 employee-hours increased 5% from last year’s record low, it is our second lowest year and a 9% decrease from 2015. Despite our efforts in 2017, our crossing incidents rate increased 5% from 2016.  Overall, our 2017 safety results reflect our employees’ dedication to our safety initiatives and our efforts to further engage the workforce through programs such as Courage to Care, Total Safety Culture, and UP Way (our continuous improvement culture).

•

Network Operations  –  Our average train speed, as reported to the AAR, decreased 5% compared to 2016, and our average terminal dwell time increased 8% from 2016.  Disruptions across our network, including the impact of Hurricane Harvey, negatively impacted network fluidity.  Continued implementation and testing of Positive Train Control across a growing number of routes in our network also negatively impacted overall average train speed and terminal dwell.  Network operational challenges in the latter part of the year also negatively impacted terminal dwell.

•

Tax Reform – The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017.  The Tax Act reduced the federal income tax rate from 35% to 21% effective January 1, 2018.  As a result, we remeasured our deferred tax assets and liabilities which resulted in a $5.9 billion non-cash reduction in our income tax expense in 2017.  In addition, we recognized a $212 million non-cash reduction to operating expense related to income tax adjustments recognized at certain equity-method affiliates.  See Note 8 of the Consolidated Financial Statements for additional information.

For comparability purposes, the following table reconciles our full year 2017 reported results under accounting principles generally accepted in the U.S. (GAAP) to our 2017 adjusted results (non-GAAP) for the tax related items described above.  We believe the adjusted results provide relevant information to our investors as they more accurately reflect on-going financial performance.  In addition, these measures should be considered in addition to, and not a substitute for operating income, income taxes, net income, diluted EPS, operating ratio, and effective tax rate.

Millions, Except Per Share Amounts and	Operating	Income	Net	Diluted	Operating		Effective
Percentages	Income	Taxes	Income	EPS	Ratio		Tax Rate
2017 Reported results (GAAP)	$8,061	$(3,080)	$10,712	$13.36	62.0%		(40.4)%
Factors Affecting Comparability:
Adjustments for Tax Cuts and Jobs Act
Equity-method affiliates	(212)	(73)	(139)	(0.17)	1.0	pts	-
Deferred taxes	-	5,935	(5,935)	(7.40)	-		77.9
2017 Adjusted results (non-GAAP)	$7,849	$2,782	$4,638	$5.79	63.0%		37.5%
2016 Reported results (GAAP)	$7,272	$2,533	$4,233	$5.07	63.5%		37.4%

•

2017 Adjusted Results Non-GAAP – In 2017, we generated adjusted operating income of more than $7.8 billion, an 8% increase compared to 2016.  Volume growth of 2%, combined with core pricing and productivity gains, generated solid financial performance improvement and more than offset $86 million of operating expense associated with our workforce reduction plan implemented in the third quarter of 2017.  Our 2017 adjusted operating ratio was an all-time record 63.0%, improving 0.5 points from 2016.

Adjusted net income of $4.6 billion translated into adjusted earnings of $5.79 per diluted share, a best-ever performance.
•

Freight Revenues – Our freight revenues increased 7% year-over-year to $19.8 billion driven by volume growth of 2%, higher fuel surcharge revenue, and core pricing gains. Growth in frac sand, coal, and intermodal shipments more than offset declines in grain, crude oil, finished vehicles, and rock shipments.

•

Fuel Prices – Our average price of diesel fuel in 2017 was $1.81 per gallon, an increase of 22% from 2016, as both crude oil and conversion spreads between crude oil and diesel increased in 2017. The higher price resulted in increased operating expenses of  $334 million (excluding any impact from year-over-year volume growth). Gross-ton miles increased 5%, which also drove higher fuel expense.  Our fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands,  improved 2%.

•

Free Cash Flow – Cash generated by operating activities totaled $7.2 billion, yielding free cash flow of $2.2 billion after reductions of $3.1 billion for cash used in investing activities and $2 billion in dividends, which included a 10% increase in our quarterly dividend per share from $0.605 to $0.665 declared and paid in the fourth quarter of 2017. Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid.

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

Millions	2017	2016	2015
Cash provided by operating activities	$7,230	$7,525	$7,344
Cash used in investing activities	(3,086)	(3,393)	(4,476)
Dividends paid	(1,982)	(1,879)	(2,344)
Free cash flow	$2,162	$2,253	$524

2018 Outlook

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

•	Network Operations – In 2018, we will continue to align resources with customer demand, maintain an efficient network, and ensure surge capability of our assets.

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

•

Capital Plan  – In 2018, we expect our capital plan to be approximately $3.3 billion, up around 5% compared to 2017. The plan includes expenditures to renew and improve our existing infrastructure as well as new capacity investments, including initial construction work on a new classification yard in our Southern Region. In addition, expenditures will be made for PTC, locomotives, intermodal containers and chassis, and freight cars. We expect to take delivery of approximately 60 new locomotives in 2018, which will complete our multi-year purchase commitments. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See further discussion in this Item 7 under Liquidity and Capital Resources – Capital Plan.)

•

Financial Expectations – Economic conditions in many of our market sectors continue to drive uncertainty with respect to our volume levels.  We expect volume to grow in the low single digit range in 2018 compared to 2017, but it will depend on the overall economy and market conditions.  One of the more significant uncertainties is the outlook for energy markets, which will bring both challenges and opportunities.  In the current environment, we expect continued margin improvement driven by continued pricing opportunities, ongoing productivity initiatives, and the ability to leverage our resources and strengthen our franchise. Over the longer term, we expect the overall U.S. economy to continue to improve at a modest pace, with some markets outperforming others.

•

Tax Reform –  The Tax Act was enacted on December 22, 2017.  The Tax Act reduced the federal income tax rate from 35% to 21% effective January 1, 2018.  Due to the tax rate change, we expect to generate additional cash from operations in 2018 of approximately $1 billion, assuming normal business conditions prevail.  We will continue to evaluate the best use of that cash, which will include pursuing capital projects with adequate returns, and returning cash to shareholders through share repurchases and dividends.

RESULTS OF OPERATIONS

Operating Revenues

				% Change	% Change
Millions	2017	2016	2015	2017 v 2016	2016 v 2015
Freight revenues	$19,837	$18,601	$20,397	7%	(9)%
Other revenues	1,403	1,340	1,416	5%	(5)%
Total	$21,240	$19,941	$21,813	7%	(9)%

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

Freight revenues increased 7% year-over-year to $19.8 billion driven by volume growth of 2%, higher fuel surcharge revenue, and core pricing gains. Growth in frac sand, coal, and intermodal shipments more than offset declines in grain, crude oil, finished vehicles, and rock shipments.

Freight revenues decreased 9% in 2016 compared to 2015 due to a 7% decline in carloadings, and lower fuel surcharge revenue, partially offset by core pricing gains.  Volume declines in coal, intermodal, frac sand, crude oil, finished vehicles, and metals shipments more than offset volume growth in grain, automotive parts, and industrial chemicals shipments.

Our fuel surcharge programs generated freight revenues of $966 million, $560 million, and $1.3 billion in 2017, 2016, and 2015, respectively. Fuel surcharge revenue in 2017 increased $406 million as a result of a 22% increase in fuel price and 2% growth in carloadings.   Fuel surcharge revenue in 2016 decreased $740 million as a result of a 20% decrease in fuel price, a 7% reduction in carloadings, and the lag impact on fuel surcharge (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

In 2017, other revenue increased from 2016 due to higher revenues at our subsidiaries, primarily those that broker intermodal, transload, and refrigerated warehousing logistics services.

In 2016, other revenue decreased from 2015 due to lower revenues at our subsidiaries, primarily those that broker intermodal and transload services, and lower intermodal accessorial revenue and demurrage fees.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues				% Change	% Change
Millions	2017	2016	2015	2017 v 2016	2016 v 2015
Agricultural Products	$3,685	$3,625	$3,581	2%	1%
Automotive	1,998	2,000	2,154	-	(7)
Chemicals	3,596	3,474	3,543	4	(2)
Coal	2,645	2,440	3,237	8	(25)
Industrial Products	4,078	3,348	3,808	22	(12)
Intermodal	3,835	3,714	4,074	3	(9)
Total	$19,837	$18,601	$20,397	7%	(9)%

Revenue Carloads				% Change	% Change
Thousands	2017	2016	2015	2017 v 2016	2016 v 2015
Agricultural Products	958	980	941	(2)%	4%
Automotive	838	863	863	(3)	-
Chemicals	1,055	1,074	1,098	(2)	(2)
Coal	1,232	1,166	1,459	6	(20)
Industrial Products	1,227	1,097	1,213	12	(10)
Intermodal [a]	3,278	3,262	3,488	-	(6)
Total	8,588	8,442	9,062	2%	(7)%

				% Change	% Change
Average Revenue per Car	2017	2016	2015	2017 v 2016	2016 v 2015
Agricultural Products	$3,847	$3,702	$3,805	4%	(3)%
Automotive	2,384	2,317	2,498	3	(7)
Chemicals	3,410	3,234	3,227	5	-
Coal	2,146	2,092	2,218	3	(6)
Industrial Products	3,324	3,051	3,139	9	(3)
Intermodal [a]	1,170	1,138	1,168	3	(3)
Average	$2,310	$2,203	$2,251	5%	(2)%

[a]	Each intermodal container or trailer equals one carload.

Agricultural Products – Freight revenue from agricultural products increased compared to 2016 driven by core pricing gains and higher fuel surcharge revenue, partially offset by a 2% decrease in volume.  Grain and grain product shipments decreased 3% in 2017 compared to 2016.  Strong export demand for wheat drove volume growth in the first half of the year, which was more than offset by declines of grain shipments in the second half of the year due to an abundance of global supply reducing U.S. grain competitiveness.

Freight revenue from agricultural products increased in 2016 compared to 2015 driven by

2017 Agricultural Products Carloads

volume growth and core pricing gains, partially offset by lower fuel surcharge revenue and mix of traffic.  Grain shipments increased 11% in 2016 compared to 2015 due to strong export demand in the second half of the year.  Market conditions in South America and ample supply of U.S. grains led to competitive U.S. pricing relative to the global market.

Automotive –  Freight revenue from automotive shipments was flat compared to 2016 as core pricing gains and higher fuel surcharge revenue were offset by a 3% decline in volume and mix of traffic.  Finished vehicle shipments fell 7% for the year resulting from lower domestic sales and reduced production for certain manufacturers.  Automotive parts shipments grew 1% driven by continued growth in truck-to-rail conversions.

Freight revenue from automotive shipments decreased in 2016 compared to 2015 as a result of lower fuel surcharge revenue and mix of traffic, partially offset by core pricing gains.  Volume was flat compared to 2015 as a 7%

2017 Automotive Carloads

growth in automotive parts from truck-to-rail conversions was offset by a 5% decrease in finished vehicles resulting from a partial contract loss during the year. Overall U.S. vehicle production was flat compared to 2015.

Chemicals – Freight revenue from chemical shipments increased in 2017 versus 2016 due to core pricing gains, higher fuel surcharge revenue, and mix of traffic, which were partially offset by a 2% decrease in volume.  Crude oil shipments declined significantly through the third quarter, resulting from continued low crude oil prices, regional pricing differences and available pipeline capacity.  Conversely, shipments of refined petroleum products grew due to stronger demand.  Fertilizer shipments also increased as a result of continued strength in potash exports.

Freight revenue from chemical shipments declined in 2016 versus 2015 due to volume

2017 Chemicals Carloads

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

Coal –  Freight revenue from coal shipments increased in 2017 compared to 2016 driven by volume growth, mix of traffic, and higher fuel surcharge revenue.    Shipments out of the Powder River Basin (PRB) grew 5% in 2017 driven by strong growth in the first half of the year due to higher year-over-year natural gas prices and lower inventory levels at utilities.  Shipments out of Colorado and Utah increased 7% compared to 2016 due to the same drivers, combined with stronger export demand.

Lower volume, lower fuel surcharge revenue, and mix of traffic resulted in a decline in freight revenue from coal shipments in 2016 compared

2017 Coal Carloads

to 2015.  Shipments out of the Powder River Basin (PRB) declined 24% in 2016 due to high inventory levels at utilities and competitive natural gas prices. Shipments out of Colorado and Utah declined 15% compared to 2015 due to the same drivers, combined with lower international demand.

Industrial Products – Freight revenue from industrial products shipments increased in 2017 compared to 2016 due to a 12% increase in volume, core pricing gains, higher fuel surcharge revenue, and mix of traffic.  Increased shale drilling activity and proppant intensity per drilling well drove substantial volume growth in frac sand shipments.  Conversely, rock shipments declined 7% due to inclement weather in the West in the first half of the year, combined with decreased construction activity in Texas.

Freight revenue from industrial products shipments decreased in 2016 compared to 2015

2017 Industrial Products Carloads

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

Intermodal – Freight revenue from intermodal shipments increased in 2017 compared to 2016 primarily due to higher fuel surcharge revenue and core pricing gains.  Volume was flat versus 2016, as a 1% growth in international shipments was muted by flat domestic shipments due to available truck capacity during most of 2017, offsetting a strong holiday shipping season in the fourth quarter.

Freight revenue from intermodal shipments decreased in 2016 compared to 2015 due to lower volume and lower fuel surcharge revenue, which were partially offset by core pricing gains. Volume levels from international and domestic traffic decreased 11% and 2%, respectively,

2017 Intermodal Carloads

compared to last year due to weaker global trade activity, softer domestic sales, high retail inventories, and a customer bankruptcy.

Mexico Business –  Each of our commodity groups includes revenue from shipments to and from Mexico. Freight revenue from Mexico business was $2.3 billion in 2017, up 2% compared to 2016.  Core pricing gains and higher fuel surcharge revenue more than offset the 1% volume decline. The decrease in volume was driven by lower shipments of automotive parts, partially offset by growth in coal and refined petroleum products shipments.

Freight revenue from Mexico business was $2.2 billion in 2016, flat with 2015.  Lower fuel surcharge revenue and mix of traffic offset the 4% of volume growth and core pricing gains.  Volume growth was driven by Agricultural Products, Coal, and automotive parts shipments.

Operating Expenses

				% Change	% Change
Millions	2017	2016	2015	2017 v 2016	2016 v 2015
Compensation and benefits	$4,984	$4,750	$5,161	5%	(8)%
Purchased services and materials	2,363	2,258	2,421	5	(7)
Depreciation	2,105	2,038	2,012	3	1
Fuel	1,891	1,489	2,013	27	(26)
Equipment and other rents	888	1,137	1,230	(22)	(8)
Other	948	997	924	(5)	8
Total	$13,179	$12,669	$13,761	4%	(8)%

Operating expenses increased $510 million in 2017 compared to 2016 driven by higher fuel prices, inflation, $86 million of expenses related to the third quarter workforce reduction plan, depreciation, contract services, and volume-related costs.  Partially offsetting these increases was a $212 million reduction to operating expense related to income tax adjustments at certain equity-method affiliates, continued productivity gains, lower locomotive and freight car lease expense, and lower environmental, personal injury, and joint facility costs.

Operating expenses decreased $1.1 billion in 2016 compared to 2015 driven by lower fuel

2017 Operating Expenses

prices, volume-related savings, productivity gains and lower locomotive and freight car maintenance expense.  These cost reductions were partially offset by inflation, depreciation, and higher environmental and other costs.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. In 2017, expenses increased 5% compared to 2016, driven by general wage and benefit inflation, $86 million of expenses associated with the workforce reduction plan, volume-related costs, and higher training expenses for trainmen, which were partially offset by resource productivity gains.

In 2016, expenses decreased 8% compared to 2015, driven by lower volume-related costs, productivity gains, and lower training expense.  General wage and benefit inflation partially offset these decreases.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 5%  in 2017 compared to 2016 primarily due to volume-related costs (including higher subsidiary contract services) and Hurricane Harvey-related contract service costs, which were partially offset by lower joint facility expenses.

Purchased services and materials in 2016 decreased 7% compared to 2015 primarily due to lower volume-related costs and lower locomotive and freight car repair and maintenance expenses.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $1.81 per gallon (including taxes and transportation costs) in 2017, compared to $1.48 per gallon in 2016, increased expenses $334 million. In addition, fuel costs were higher as gross-ton miles increased 5% compared to 2016.   The fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands, improved 2% compared to 2016.

Locomotive diesel fuel prices, which averaged $1.48 per gallon (including taxes and transportation costs) in 2016, compared to $1.84 per gallon in 2015, reduced expenses $347 million. In addition, fuel costs were lower as gross-ton miles decreased 8%. The fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands, improved 1% compared to 2015.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material.  A higher depreciable asset base, reflecting recent years’ higher capital spending, increased depreciation expense in 2017 compared to 2016. This increase was partially offset by our recent depreciation studies that resulted in lower depreciation rates for some asset classes.

A larger depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in 2016 compared to 2015. This increase was partially offset by our recent depreciation studies that resulted in lower depreciation rates for some asset classes.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expenses. Equity income from certain equity method investments is also included.  Equipment and other rents expense decreased $249 million compared to 2016.  $212 million of the reduction was due to income tax adjustments at certain equity-method affiliates. Lower locomotive and freight car lease expense also contributed to the year-over-year decrease.  Conversely, increased car rent expense due to volume growth in certain markets partially offset these decreases.

Equipment and other rents expense decreased $93 million in 2016 compared to 2015 as lower volume levels drove a reduction in car hire and locomotive lease expenses.

Other – Other expenses include state and local taxes, freight, equipment and property damage, utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt, and other general expenses.  Other expenses decreased 5% in 2017 compared to 2016 as a result of lower environmental and personal injury expenses, and higher bad debt expense in 2016 resulting from a customer bankruptcy.  Conversely, increased costs associated with destroyed equipment owned by third parties, and higher property and damaged freight costs partially offset these decreases.

Other expenses increased 8% in 2016 compared to 2015 as a result of higher environmental costs, state and local taxes, bad debt expense (customer bankruptcy), and the write-off of certain in-progress capital projects that were cancelled.  These cost increases were partially offset by lower expenses for damaged freight, property, and equipment not owned by the Company.

Non-Operating Items

				% Change	% Change
Millions	2017	2016	2015	2017 v 2016	2016 v 2015
Other income	$290	$192	$226	51%	(15)%
Interest expense	(719)	(698)	(622)	3	12
Income tax benefit/(expense)	3,080	(2,533)	(2,884)	F	(12)%

Other Income – Other income increased in 2017 compared to 2016 primarily as a result of a $65 million gain on a litigation settlement for back rent and a $57 million real estate sale gain, both recognized in the third quarter of 2017.  Rental income also increased in 2017 compared to 2016.

Other income decreased in 2016 compared to 2015 primarily due to large real estate transactions: a $113 million gain from a real estate sale in 2015, partially offset by $67 million of gains from two real estate sales in 2016.

Interest Expense – Interest expense increased in 2017 compared to 2016 due to an increased weighted-average debt level of $15.9 billion in 2017 from $15.0 billion in 2016, partially offset by the impact of a lower effective interest rate of 4.6% in 2017 compared to 4.7% in 2016.

Interest expense increased in 2016 compared to 2015 due to an increased weighted-average debt level of $15.0 billion in 2016 from $13.0 billion in 2015, partially offset by the impact of a lower effective interest rate of 4.7% in 2016 compared to 4.8% in 2015.

Income Taxes –  Income taxes were a benefit of $3.1 billion in 2017 compared to expense of $2.5 billion in 2016.  The Tax Cuts and Jobs Act was enacted on December 22, 2017.  The Tax Act reduced the federal income tax rate from 35% to 21% effective January 1, 2018.  As a result, we remeasured our deferred tax assets and liabilities which resulted in a $5.9 billion non-cash reduction in our income tax expense in 2017.  Higher pre-tax income and an increase in the State of Illinois corporate tax rate effective July 1, 2017 modestly offset the impact of the deferred tax adjustment.  Our effective tax rate for 2017 was (40.4%) compared to 37.4% in 2016.

Lower pre-tax income decreased income taxes in 2016 compared to 2015. Our effective tax rate for 2016 was 37.4% compared to 37.7% in 2015.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Association of American Railroads.  We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

				% Change		% Change
	2017	2016	2015	2017 v 2016		2016 v 2015
Average train speed (miles per hour)	25.4	26.6	25.4	(5)%		5%
Average terminal dwell time (hours)	30.3	28.1	29.3	8%		(4)%
Gross ton-miles (billions)	898.7	856.9	927.7	5%		(8)%
Revenue ton-miles (billions)	466.7	440.1	485.0	6%		(9)%
Operating ratio	62.0	63.5	63.1	(1.5)	pts	0.4	pts
Employees (average)	41,992	42,919	47,457	(2)%		(10)%

Average Train Speed –  Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals.  Average train speed, as reported to the Association of American Railroads, declined 5% in 2017 compared to 2016 as disruptions across our network, including the impact of Hurricane Harvey, negatively impacted network fluidity.  Continued implementation and testing of Positive Train Control across a growing number of routes in our network combined with operational challenges also negatively impacted overall average train speed.

Average train speed improved 5% in 2016 compared to 2015.  Velocity gains resulted from lower volumes, improved network fluidity and a strong resource position.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 8% in 2017 compared to 2016 resulting from network disruptions and operational challenges which negatively impacted network fluidity.

Average terminal dwell time improved 4% in 2016 compared to 2015, reflecting the impact of lower volume and improved network operations.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles.  Gross ton-miles and revenue ton-miles increased 5% and 6%, respectively in 2017 compared to 2016, resulting from a 2% increase in carloads.  Changes in commodity mix drove the variances in year-over-year increases between gross ton-miles, revenue ton-miles, and carloads.

Gross ton-miles and revenue ton-miles decreased 8% and 9%, respectively in 2016 compared to 2015, resulting from a 7% decrease in carloads. Changes in commodity mix drove the variances in year-over-year declines between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue.  Our operating ratio improved 1.5 points to 62.0% in 2017 compared to 2016.  Income tax adjustments at our equity-method affiliates drove one point of the improvement.  Core pricing gains, volume leverage, and productivity savings more than offset higher inflation, $86 million of costs associated with the workforce reduction plan, higher fuel prices, and other expenses to drive 0.5 points of operating ratio improvement.

Our operating ratio increased 0.4 points to 63.5% in 2016 compared to 2015. Core price improvements, network efficiencies, and productivity gains were more than offset by the impact of lower volume, inflation, and other costs.

Employees – Employee levels decreased 2% in 2017 compared to 2016 driven by productivity gains, a smaller capital workforce, and fewer management and administrative personnel, which more than offset the impact of 2% volume growth.

Employee levels decreased 10% in 2016 compared to 2015,  driven by lower volume levels, productivity gains, a smaller capital workforce, and fewer transportation employees in training.

Return on Average Common Shareholders’ Equity

Millions, Except Percentages	2017	2016	2015
Net income	$10,712	$4,233	$4,772
Average equity	$22,394	$20,317	$20,946
Return on average common shareholders' equity	47.8%	20.8%	22.8%

Return on Invested Capital as Adjusted (ROIC)

Millions, Except Percentages	2017	2016	2015
Net income	$10,712	$4,233	$4,772
Interest expense	719	698	622
Interest on present value of operating leases	105	121	135
Taxes on interest	(309)	(306)	(285)
Net operating profit after taxes as adjusted (a)	$11,227	$4,746	$5,244
Average equity	$22,394	$20,317	$20,946
Average debt	15,976	14,604	12,807
Average present value of operating leases	2,288	2,581	2,814
Average invested capital as adjusted (b)	$40,658	$37,502	$36,567
Return on invested capital as adjusted (a/b)	27.6%	12.7%	14.3%

ROIC is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the efficiency and effectiveness of our long-term capital investments.  In addition, we currently use ROIC as a performance criteria in determining certain elements of equity compensation for our executives. ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is Return on Average Common Shareholders’ Equity. The tables above provide reconciliations from return on average common shareholders’ equity to ROIC.  Our 2017 ROIC of 27.6% increased compared to 2016, largely as a result the $5.9 billion reduction to our deferred tax liability, that was recognized as an income tax benefit in 2017 (See Note 8 of the Consolidated Financial Statements for

additional information).    Higher earnings from base operations also contributed to the increase, more than offsetting our higher invested capital base.

Net Return on Invested Capital as Adjusted (Net ROIC)

The table below reconciles ROIC as previously calculated to Net ROIC for items affecting comparability.

	2017	2016	2015
Return on invested capital as adjusted	27.6%	12.7%	14.3%
Factors Affecting Comparability:
Adjustments for Tax Cuts and Jobs Act [a]	(13.9)	N/A	N/A
Net Return on Invested Capital as Adjusted	13.7%	12.7%	14.3%

[a]	Adjustments remove the impact of $5.9 billion and $139 million from both 12/31/17 Net Income and 12/31/17 Shareholders’ Equity.

Net ROIC is considered a  non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the efficiency and effectiveness of our long-term capital investments. We use Net ROIC to demonstrate year over year comparability for significant items. Net ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is Return on Average Common Shareholders’ Equity.

Debt to Capital

Millions, Except Percentages	2017	2016
Debt (a)	$16,944	$15,007
Equity	24,856	19,932
Capital (b)	$41,800	$34,939
Debt to capital (a/b)	40.5%	43.0%

Adjusted Debt to Capital

Millions, Except Percentages	2017	2016
Debt	$16,944	$15,007
Net present value of operating leases	2,140	2,435
Unfunded pension and OPEB, net of taxes of $238 and $261	396	436
Adjusted debt (a)	$19,480	$17,878
Equity	24,856	19,932
Adjusted capital (b)	$44,336	$37,810
Adjusted debt to capital (a/b)	43.9%	47.3%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities.  Operating leases were discounted using 4.6% and 4.7% at December 31, 2017, and 2016, respectively. The discount rate reflects our effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with our overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital. Our December 31, 2017 debt to capital ratios decreased as a result of a $4.9 billion increase in equity from December 31, 2016.  The increase in equity is largely due to a $5.9 billion reduction to our deferred tax liability that was recognized as an income tax benefit in 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, our principal sources of liquidity included cash, cash equivalents, our receivables securitization facility, and our revolving credit facility, as well as the availability of commercial paper and other sources of financing through the capital markets. We had $1.7 billion of committed credit available under our credit facility, with no borrowings outstanding as of December 31, 2017. We did not make any borrowings under this facility during 2017. The value of the outstanding undivided interest held by investors under the $650 million capacity receivables securitization facility was $500 million as of December 31, 2017. Our access to this receivables securitization facility may be reduced or restricted if our bond ratings fall to certain levels below investment grade. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Access to commercial paper as well as other capital market financings is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to access capital markets as a source of liquidity. Access to liquidity through the capital markets is also dependent on our financial stability. We expect that we will continue to have access to liquidity through any or all of the following sources or activities: (i) increasing the size or utilization of our receivables securitization, (ii) issuing commercial paper, (iii) entering into bank loans, outside of our revolving credit facility, or (iv) issuing bonds or other debt securities to public or private investors based on our assessment of the current condition of the credit markets. The Company’s $1.7 billion revolving credit facility is intended to support the issuance of commercial paper by UPC and also serves as an emergency source of liquidity. The Company currently does not intend to make any borrowings under this facility.

At December 31, 2017,  we had a working capital surplus. At December 31, 2016, we had a working capital deficit.  The decrease at 2016 year-end was primarily due to a decrease in other current assets related to a tax receivable for the late extension of bonus depreciation at December 31, 2015, along with an increase at December 31, 2016, in accounts payable and upcoming debt maturities. We maintain adequate resources, and when necessary, have adequate access to capital markets to meet any foreseeable cash requirements, in addition to sufficient financial capacity to satisfy our current liabilities.

Cash Flows
Millions	2017	2016	2015
Cash provided by operating activities	$7,230	$7,525	$7,344
Cash used in investing activities	(3,086)	(3,393)	(4,476)
Cash used in financing activities	(4,146)	(4,246)	(3,063)
Net change in cash and cash equivalents	$(2)	$(114)	$(195)

Operating Activities

Cash provided by operating activities decreased in 2017 compared to 2016 due to the timing of tax payments in 2016 related to bonus depreciation on capital spending.  The decrease was mostly offset by higher income in 2017 compared to 2016.

Cash provided by operating activities increased in 2016 compared to 2015.  The timing of tax payments primarily related to bonus depreciation and changes in working capital more than offset lower net income.

The Tax Act was enacted on December 22, 2017. The Tax Act extended 100% bonus depreciation effective September 27, 2017 through 2022, and phases out bonus deprecation by 2027.

Investing Activities

Lower capital investments and short-term investment purchases decreased cash used in investing activities in 2017 compared to 2016.

Lower capital investments, partially offset by short-term investment purchases, decreased cash used in investing activities in 2016 compared to 2015.

The following tables detail cash capital investments and track statistics for the years ended December 31, 2017, 2016, and 2015:

Millions	2017	2016	2015
Rail and other track material	$619	$628	$734
Ties	480	494	455
Ballast	231	235	233
Other [a]	503	480	438
Total road infrastructure replacements	1,833	1,837	1,860
Line expansion and other capacity projects	124	153	457
Commercial facilities	189	152	227
Total capacity and commercial facilities	313	305	684
Locomotives and freight cars [b]	607	854	1,436
Positive train control	336	371	381
Technology and other	149	138	289
Total cash capital investments	$3,238	$3,505	$4,650

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]	Locomotives and freight cars include early lease buyouts of $173 million in 2017, $90 million in 2016, and $327 million in 2015.

	2017	2016	2015
Track miles of rail replaced	731	791	767
Track miles of rail capacity expansion	11	52	103
New ties installed (thousands)	4,026	4,482	4,178
Miles of track surfaced	11,071	11,764	10,076

Capital Plan –  In 2018, we expect our capital plan to be approximately $3.3 billion, which may be revised if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments. While asset replacements will fluctuate as part of our renewal strategy, we expect to use around 70% of our capital investments to renew and improve existing capital assets. We will continue to balance investment in our network infrastructure and terminal capacity as appropriate, including initial construction work on a new classification yard in our Southern Region. Significant investments in technology improvements are planned, including PTC. We also will continue commercial investments in rail facilities and equipment, including approximately 60 new locomotives, intermodal containers and chassis, and freight cars.

We expect to fund our 2018 cash capital plan by using some or all of the following: cash generated from operations, proceeds from the sale or lease of various operating and non-operating properties, proceeds from the issuance of long-term debt, and cash on hand. Our annual capital plan is a critical component of our long-term strategic plan. We expect our plan will enhance the long-term value of the Company for our shareholders by providing sufficient resources to (i) replace and improve our existing track infrastructure to provide safe and fluid operations, (ii) increase network efficiency by adding or improving facilities and track, and (iii) make investments that meet customer demand and take advantage of opportunities for long-term growth.

Financing Activities

Cash used in financing activities decreased in 2017 compared to 2016. An increase of $908 million in common shares purchased and an increase of $103 million in dividends paid was more than offset by an increase of $752 million in debt issued, a decrease of $173 million in debt repaid, and a decrease of $191 million in debt exchange costs.

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

Ratio of Earnings to Fixed Charges

For each of the years ended December 31, 2017, 2016, and 2015, our ratio of earnings to fixed charges was 10.3, 9.6, and 11.6, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent income from continuing operations, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges.  (See Exhibit 12 to this report for the calculation of the ratio of earnings to fixed charges.)

Common Shareholders’ Equity

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $16.4 billion and $12.4 billion at December 31, 2017, and 2016, respectively.

Share Repurchase Program

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. As of December 31, 2017, we repurchased a total of $23.2 billion of our common stock since the commencement of our repurchase programs in 2007.  The table below represents shares repurchased in 2017 under this repurchase program and shares repurchased in 2016 under our previous purchase program.

	Number of Shares Purchased		Average Price Paid
	2017	2016	2017	2016
First quarter	7,531,300	9,315,807	$106.55	$76.49
Second quarter	7,788,283	7,026,100	109.10	85.66
Third quarter	11,801,755	9,088,613	106.69	93.63
Fourth quarter	9,231,510	9,624,667	119.37	97.60
Total	36,352,848	35,055,187	$110.40	$88.57

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

From January 1, 2018, through February 8, 2018, we repurchased 2.6 million shares at an aggregate cost of approximately $349 million.

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

The following tables identify material obligations and commitments as of December 31, 2017:

		Payments Due by December 31,
Contractual Obligations							After
Millions	Total	2018	2019	2020	2021	2022	2022	Other
Debt [a]	$28,965	$1,325	$1,614	$1,473	$1,098	$1,337	$22,118	$-
Operating leases [b]	2,649	398	359	297	259	221	1,115	-
Capital lease obligations [c]	1,079	173	156	164	168	147	271	-
Purchase obligations [d]	2,789	1,573	459	319	247	48	111	32
Other post retirement benefits [e]	479	50	49	49	48	48	235	-
Income tax contingencies [f]	179	56	-	-	-	-	-	123
Total contractual obligations	$36,140	$3,575	$2,637	$2,302	$1,820	$1,801	$23,850	$155

[a]	Excludes capital lease obligations of $892 million, as well as unamortized discount and deferred issuance costs of $(887) million. Includes an interest component of $12,026 million.
[b]	Includes leases for locomotives, freight cars, other equipment, and real estate.
[c]	Represents total obligations, including interest component of $187 million.
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
[f]

Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of December 31, 2017.  For amounts where the year of settlement is uncertain, they are reflected in the Other column.

		Amount of Commitment Expiration per Period
Other Commercial Commitments							After
Millions	Total	2018	2019	2020	2021	2022	2022
Credit facilities [a]	$1,700	$-	$1,700	$-	$-	$-	$-
Receivables securitization facility [b]	650	-	650	-	-	-	-
Guarantees [c]	33	11	7	5	5	5	-
Standby letters of credit [d]	19	19	-	-	-	-	-
Total commercial commitments	$2,402	$30	$2,357	$5	$5	$5	$-

[a]	None of the credit facility was used as of December 31, 2017.
[b]	$500 million of the receivables securitization facility was utilized as of December 31, 2017, which is accounted for as debt. The full program matures in July 2019.
[c]	Includes guaranteed obligations related to our affiliated operations.
[d]	None of the letters of credit were drawn upon as of December 31, 2017.

Off-Balance Sheet Arrangements

Guarantees –  At December 31, 2017, and 2016, we were contingently liable for $33 million and $43 million in guarantees. The fair value of these obligations as of both December 31, 2017, and 2016, was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

OTHER MATTERS

Labor Agreements –  Approximately 85% of our 41,992 full-time-equivalent employees are represented by 14 major rail unions. On January 1, 2015, current labor agreements became subject to modification and we began the current round of negotiations with the unions. Existing agreements remain in effect until new agreements are ratified or the Railway Labor Act’s (RLA) procedures (which include mediation, potential arbitration, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention) are exhausted. Through industry and local negotiations, UPRR reached tentative new agreements with 12 of our 14 major rail unions. Nine unions (representing nearly 70% of our agreement work force) have ratified those agreements by significant margins. The tentative agreement failed ratification with two unions in early February 2018 (representing about 10% of our agreement work force)

returning any further discussions with them to the jurisdiction of the National Mediation Board.  Another small union (less than 1%) is still out for ratification. UPRR and the industry currently continue in active mediation with the remaining coalition of two unions (representing about 20% of our agreement work force).  Under the Railway Labor Act, the National Mediation Board controls timing and location of mediation conferences and when to terminate mediation, moving the parties to the next stages of the RLA process.  Contract negotiations historically continue for an extended period of time and we rarely experience work stoppages while negotiations are pending.

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

At December 31, 2017, we had variable-rate debt representing approximately 4.4% of our total debt. If variable interest rates average one percentage point higher in 2018 than our December 31, 2017 variable rate, which was approximately 2.2%, our interest expense would increase by approximately $7.5 million. This amount was determined by considering the impact of the hypothetical interest rate on the balances of our variable-rate debt at December 31, 2017.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2017, and amounts to an increase of approximately $2.2 billion to the fair value of our debt at December 31, 2017. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 95% of the recorded liability is related to asserted claims and approximately 5% is related to unasserted claims at December 31, 2017. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $285 million to $310 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.  Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2017	2016	2015
Beginning balance	$290	$318	$335
Current year accruals	77	75	89
Changes in estimates for prior years	(7)	(29)	(3)
Payments	(75)	(74)	(103)
Ending balance at December 31	$285	$290	$318
Current portion, ending balance at December 31	$66	$62	$63

Our personal injury claims activity was as follows:

	2017	2016	2015
Open claims, beginning balance	2,157	2,404	2,618
New claims	3,024	2,453	2,573
Settled or dismissed claims	(3,091)	(2,700)	(2,787)
Open claims, ending balance at December 31	2,090	2,157	2,404

In conjunction with the liability update performed in 2017, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2017, and 2016. Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 16% of the recorded liability related to asserted claims and approximately 84% related to unasserted claims at December 31, 2017.  Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $99 million to $105 million.  We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.

Our asbestos-related liability activity was as follows:

Millions	2017	2016	2015
Beginning balance	$111	$120	$126
Accruals/(Credits)	(1)	12	-
Payments	(11)	(21)	(6)
Ending balance at December 31	$99	$111	$120
Current portion, ending balance at December 31	$9	$8	$6

Our asbestos-related claims activity was as follows:

	2017	2016	2015
Open claims, beginning balance	943	1,089	1,065
New claims	60	164	193
Settled or dismissed claims	(214)	(310)	(169)
Open claims, ending balance at December 31	789	943	1,089

In conjunction with the liability update performed in 2017, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2017, and 2016.  The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; and there are material changes with respect to payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 315 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 21 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions	2017	2016	2015
Beginning balance	$212	$190	$182
Accruals	45	84	61
Payments	(61)	(62)	(53)
Ending balance at December 31	$196	$212	$190
Current portion, ending balance at December 31	$57	$55	$52

Our environmental site activity was as follows:

	2017	2016	2015
Open sites, beginning balance	292	290	270
New sites	77	85	66
Closed sites	(54)	(83)	(46)
Open sites, ending balance at December 31	315	292	290

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

For rail in high-density traffic corridors, we measure estimated service lives in millions of gross tons per mile of track.  It has been our experience that the lives of rail in high-density traffic corridors are closely correlated to usage (i.e., the amount of weight carried over the rail).  The service lives also vary based on rail weight, rail condition (e.g., new or secondhand), and rail type (e.g., straight or curve).  Our depreciation studies for rail in high-density traffic corridors consider each of these factors in determining the estimated service lives.  For rail in high-density traffic corridors, we calculate depreciation rates annually by dividing the number of gross ton-miles carried over the rail (i.e., the weight of loaded and empty freight cars, locomotives and maintenance of way equipment transported over the rail) by the estimated service lives of the rail measured in millions of gross tons per mile.  Rail in high-density traffic corridors accounts for approximately 70 percent of the historical cost of rail and other track material.  Based on the number of gross ton-miles carried over our rail in high density traffic corridors during 2017, the estimated service lives of the majority of this rail ranged from approximately 19 years to approximately 41 years.  For all other depreciable assets, we compute depreciation based on the estimated service lives of our assets as determined from the analysis of our depreciation studies.  Changes in the estimated service lives of our assets and their related depreciation rates are implemented prospectively.

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

Changes in estimated useful lives of our assets due to the results of our depreciation studies could significantly impact future periods’ depreciation expense and have a material impact on our Consolidated Financial Statements.  If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $65 million.  If the estimated useful lives of all depreciable assets were decreased by one year, annual depreciation expense would increase by approximately $70 million.  Our recent depreciation studies have resulted in lower depreciation rates for some asset classes. These lower rates will partially offset the impact of a projected higher depreciable asset base, resulting in an increase in total depreciation expense by approximately 5% in 2018 versus 2017.

Under group depreciation, the historical cost (net of salvage) of depreciable property that is retired or replaced in the ordinary course of business is charged to accumulated depreciation and no gain or loss is recognized.  The historical cost of certain track assets is estimated by multiplying the current replacement cost of track assets by a historical index factor derived from (i) inflation indices published by the Bureau of Labor Statistics and (ii) the estimated useful lives of the assets as determined by our depreciation studies.  The indices were selected because they closely correlate with the major costs of the properties comprising the applicable track asset classes.  Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of property is completely retired, we continually monitor the estimated service lives of our assets and the accumulated depreciation associated with each asset class to ensure our depreciation rates are appropriate.  In addition, we determine if the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by our depreciation studies.  Any deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the applicable classes of assets.

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

Income Taxes – We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on current tax law; the effects of future tax legislation are not anticipated.  Future tax legislation, such as a change in the corporate tax rate, could have a material impact on our financial condition, results of operations, or liquidity.  For example, a permanent 1% increase in future income tax rates would increase our deferred tax liability by approximately $430 million.  Similarly, a permanent 1% decrease in future income tax rates would decrease our deferred tax liability by approximately $430 million.

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2018 and 2017, there were no valuation allowances.

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

The following tables present the key assumptions used to measure net periodic pension and OPEB cost/(benefit) for 2018 and the estimated impact on 2018 net periodic pension and OPEB cost/(benefit) relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate for benefit obligations	3.62%	3.53%
Discount rate for interest on benefit obligations	3.27%	3.12%
Discount rate for service cost	3.77%	3.72%
Discount rate for interest on service cost	3.72%	3.65%
Expected return on plan assets	7.00%	N/A
Compensation increase	4.13%	N/A
Health care cost trend rate:
Pre-65 current	N/A	6.31%
Pre-65 level in 2038	N/A	4.50%

Sensitivities	Increase in Expense
Millions	Pension	OPEB
0.25% decrease in discount rates	$12	$-
0.25% increase in compensation scale	$8	N/A
0.25% decrease in expected return on plan assets	$9	N/A
1% increase in health care cost trend rate	N/A	$3

The following table presents the net periodic pension and OPEB cost for the years ended December 31:

	Est.
Millions	2018	2017	2016	2015
Net periodic pension cost	$69	$115	$43	$120
Net periodic OPEB cost	22	22	13	19

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, (A) statements in the Chairman’s letter preceding Part I; statements regarding planned capital expenditures under the caption “2018 Capital Plan” in Item 2 of Part I; statements regarding dividends in Item 5 of Part II; and statements and information set forth under the captions “2018 Outlook”; “Liquidity and Capital Resources”; and “Pension and Other Postretirement Benefits” in this Item 7 of Part II, and (B) any other statements or information in this report (including information incorporated herein by reference) regarding: expectations as to financial performance, revenue growth and cost savings;  the time by which goals, targets, or objectives will be achieved;  projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions;  expectations as to operational or service performance or improvements;  expectations as to the effectiveness of steps taken or to be taken to improve operations and/or service, including capital expenditures for infrastructure improvements and equipment acquisitions, any strategic business acquisitions, and modifications to our transportation plans, including implementation of PTC;  expectations as to existing or proposed new products and services; expectations as to the impact of any new regulatory activities or legislation on our operations or financial results;  estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.  Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases or expressions.

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

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation

Omaha, Nebraska

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the "Corporation") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Table of Contents at Part IV, Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2018, expressed an unqualified opinion on the Corporation's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the Corporation's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 9, 2018

We have served as the Corporation’s auditor since 1967.

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2017	2016	2015
Operating revenues:
Freight revenues	$19,837	$18,601	$20,397
Other revenues	1,403	1,340	1,416
Total operating revenues	21,240	19,941	21,813
Operating expenses:
Compensation and benefits	4,984	4,750	5,161
Purchased services and materials	2,363	2,258	2,421
Depreciation	2,105	2,038	2,012
Fuel	1,891	1,489	2,013
Equipment and other rents	888	1,137	1,230
Other	948	997	924
Total operating expenses	13,179	12,669	13,761
Operating income	8,061	7,272	8,052
Other income (Note 7)	290	192	226
Interest expense	(719)	(698)	(622)
Income before income taxes	7,632	6,766	7,656
Income tax benefit/(expense) (Note 8)	3,080	(2,533)	(2,884)
Net income	$10,712	$4,233	$4,772
Share and Per Share (Note 9):
Earnings per share - basic	$13.42	$5.09	$5.51
Earnings per share - diluted	$13.36	$5.07	$5.49
Weighted average number of shares - basic	798.4	832.4	866.2
Weighted average number of shares - diluted	801.7	835.4	869.4
Dividends declared per share	$2.48	$2.255	$2.20

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2017	2016	2015
Net income	$10,712	$4,233	$4,772
Other comprehensive income/(loss):
Defined benefit plans	103	(29)	58
Foreign currency translation	28	(48)	(43)
Total other comprehensive income/(loss) [a]	131	(77)	15
Comprehensive income	$10,843	$4,156	$4,787

[a]	Net of deferred taxes of $(61) million, $49 million, $(8) million, and during 2017, 2016, and 2015, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts as of December 31,	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,275	$1,277
Short-term investments (Note 14)	90	60
Accounts receivable, net (Note 11)	1,493	1,258
Materials and supplies	749	717
Other current assets	399	284
Total current assets	4,006	3,596
Investments	1,809	1,457
Net properties (Note 12)	51,605	50,389
Other assets	386	276
Total assets	$57,806	$55,718
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 13)	$3,139	$2,882
Debt due within one year (Note 15)	800	758
Total current liabilities	3,939	3,640
Debt due after one year (Note 15)	16,144	14,249
Deferred income taxes (Note 8)	10,936	15,996
Other long-term liabilities	1,931	1,901
Commitments and contingencies (Notes 17 and 18)
Total liabilities	32,950	35,786
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,111,371,304 and 1,110,986,415 issued; 780,917,756 and 815,824,413
outstanding, respectively	2,778	2,777
Paid-in-surplus	4,476	4,421
Retained earnings	41,317	32,587
Treasury stock	(22,574)	(18,581)
Accumulated other comprehensive loss (Note 10)	(1,141)	(1,272)
Total common shareholders' equity	24,856	19,932
Total liabilities and common shareholders' equity	$57,806	$55,718

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2017	2016	2015
Operating Activities
Net income	$10,712	$4,233	$4,772
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,105	2,038	2,012
Deferred and other income taxes	(5,067)	831	765
Net gain on non-operating asset dispositions	(111)	(94)	(144)
Other operating activities, net	(282)	(228)	116
Changes in current assets and liabilities:
Accounts receivable, net	(235)	98	255
Materials and supplies	(32)	19	(24)
Other current assets	9	22	(47)
Accounts payable and other current liabilities	182	232	(276)
Income and other taxes	(51)	374	(85)
Cash provided by operating activities	7,230	7,525	7,344
Investing Activities
Capital investments	(3,238)	(3,505)	(4,650)
Proceeds from asset sales	168	129	251
Purchases of short-term investments (Note 14)	(120)	(580)	-
Maturities of short-term investments (Note 14)	90	520	-
Other investing activities, net	14	43	(77)
Cash used in investing activities	(3,086)	(3,393)	(4,476)
Financing Activities
Common share repurchases (Note 19)	(4,013)	(3,105)	(3,465)
Debt issued	2,735	1,983	3,328
Dividends paid	(1,982)	(1,879)	(2,344)
Debt repaid	(840)	(1,013)	(556)
Debt exchange	-	(191)	-
Other financing activities, net	(46)	(41)	(26)
Cash used in financing activities	(4,146)	(4,246)	(3,063)
Net change in cash and cash equivalents	(2)	(114)	(195)
Cash and cash equivalents at beginning of year	1,277	1,391	1,586
Cash and cash equivalents at end of year	$1,275	$1,277	$1,391
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$366	$223	$100
Capital lease financings	19	-	13
Cash paid during the year for:
Income taxes, net of refunds	$(2,112)	$(1,347)	$(2,156)
Interest, net of amounts capitalized	(666)	(652)	(592)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2015	1,110.1	(226.7)	$ 2,775	$ 4,321	$ 27,367	$ (12,064)	$ (1,210)	$ 21,189
Net income			-	-	4,772	-	-	4,772
Other comprehensive income			-	-	-	-	15	15
Conversion, stock option exercises, forfeitures, and other	0.3	0.8	1	96	-	-	-	97
Share repurchases (Note 19)	-	(35.3)	-	-	-	(3,465)	-	(3,465)
Cash dividends declared ($2.20 per share)	-	-	-	-	(1,906)	-	-	(1,906)
Balance at December 31, 2015	1,110.4	(261.2)	$ 2,776	$ 4,417	$ 30,233	$ (15,529)	$ (1,195)	$ 20,702
Net income			-	-	4,233	-	-	4,233
Other comprehensive loss			-	-	-	-	(77)	(77)
Conversion, stock option exercises, forfeitures, and other	0.6	1.1	1	4	-	53	-	58
Share repurchases (Note 19)	-	(35.1)	-	-	-	(3,105)	-	(3,105)
Cash dividends declared ($2.255 per share)	-	-	-	-	(1,879)	-	-	(1,879)
Balance at December 31, 2016	1,111.0	(295.2)	$ 2,777	$ 4,421	$ 32,587	$ (18,581)	$ (1,272)	$ 19,932
Net income			-	-	10,712	-	-	10,712
Other comprehensive income			-	-	-	-	131	131
Conversion, stock option exercises, forfeitures, and other	0.4	1.1	1	55	-	20	-	76
Share repurchases (Note 19)	-	(36.4)	-	-	-	(4,013)	-	(4,013)
Cash dividends declared ($2.48 per share)	-	-	-	-	(1,982)	-	-	(1,982)
Balance at December 31, 2017	1,111.4	(330.5)	$ 2,778	$ 4,476	$ 41,317	$ (22,574)	$ (1,141)	$ 24,856

[a]	AOCI = Accumulated Other Comprehensive Income/(Loss) (Note 10)

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

1. Nature of Operations

Operations and Segmentation – We are a Class I railroad operating in the U.S. Our network includes 32,122 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and Eastern U.S. gateways and providing several corridors to key Mexican gateways. We own 26,042 miles and operate on the remainder pursuant to trackage rights or leases. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The following table provides freight revenue by commodity group:

Millions	2017	2016	2015
Agricultural Products	$3,685	$3,625	$3,581
Automotive	1,998	2,000	2,154
Chemicals	3,596	3,474	3,543
Coal	2,645	2,440	3,237
Industrial Products	4,078	3,348	3,808
Intermodal	3,835	3,714	4,074
Total freight revenues	$19,837	$18,601	$20,397
Other revenues	1,403	1,340	1,416
Total operating revenues	$21,240	$19,941	$21,813

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to  $2.3 billion in 2017, $2.2 billion in 2016, and $2.2 billion in 2015.

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

Investments – Investments represent our investments in affiliated companies (20% to 50% owned) that are accounted for under the equity method of accounting and investments in companies (less than 20% owned) accounted for under the cost method of accounting.  The results of operations for our equity method investments that are integral to our operations are recorded in operating expenses.

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

This standard is effective for annual reporting periods beginning after December 15, 2017.  The Company has analyzed our freight and other revenues and we expect to continue to recognize freight revenues as freight moves from origin to destination and to recognize other revenues as identified performance obligations are satisfied.  We have also analyzed freight and other revenues in the context of the new guidance on principal versus agent considerations and evaluated the required new disclosures. Effective January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective transition method.  The ASU did not have an impact on our consolidated financial position, results of operations, or cash flows.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires the service cost component be reported separately from the other components of net benefit costs in the income statement, provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement, and allows only the service cost component of net benefit cost to be eligible for capitalization. This standard is effective for annual and interim reporting periods beginning after December 15, 2017, and we intend to adopt the standard beginning in 2018 using retrospective adoption.  The Company currently records service costs and net benefit costs within compensation and benefits expense. Upon adoption, the service cost will be recorded within compensation and benefits expense, and the other components of net benefit costs, including $69 million related to the 2017 workforce reduction plan as described in Note 4, will be recorded in other income. The retrospective impact of future adoption is shown in the table below:

Millions	2017	2016	2015
Increase/(decrease) in operating income	$45	$(29)	$30
Increase/(decrease) in other income	(45)	29	(30)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Subtopic 842). ASU 2016-02 will require companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. Management is currently evaluating the impact of this standard on our consolidated financial position, results of operations, and cash flows, and expects that the adoption will result in an increase in the Company’s assets and liabilities of over $2 billion.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under Accounting Standards Codification (ASC) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation.  Provisional treatment is also necessary if the company is waiting for final financial information from domestic and foreign equity investments.  If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

4. Workforce Reduction Plan

On August 16, 2017, the Company approved and commenced a management and administrative personnel reorganization plan (the “Plan”) furthering its on-going efforts to increase efficiency and more effectively align Company resources. The Plan implemented productivity initiatives identified during a recently completed Company-wide organizational review that included the reduction of approximately 460 management positions and 250 agreement positions. The Plan resulted in a pretax charge recognized in the third quarter of 2017 within compensation and benefits expense in our Consolidated Statements of Income. This charge consisted of management employee termination benefits, including pension expenses, severance costs, and acceleration of equity compensation expense as shown in the table below.  The actions associated with the Plan are substantially complete, and we do not expect to incur additional charges for the Plan in subsequent years.

Millions	Compensation and
for the Year Ended December 31, 2017	Benefits Expense
Pension	$69
Severance	12
Equity Compensation	5
Total	$86

5. Stock Options and Other Stock Plans

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 2,200,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, receives a grant of 4,000 retention shares or retention stock units. Prior to December 31, 2007, each non-employee director received annually an option to purchase at fair value a number of shares of our common stock, not to exceed 20,000 shares during any calendar year, determined by dividing 60,000 by 1/3 of the fair market value of one share of our common stock on the date of such Board of Directors meeting, with the resulting quotient rounded up or down to the nearest 50 shares. In September 2007, the Board of Directors eliminated the annual payment of options for 2008 and all future years. As of December 31, 2017, 44,000 restricted shares and no options were outstanding under the Directors Plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 84,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2017, 1,557,350 options and 962 retention shares and stock units were outstanding under the 2004 Plan.  We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2013 Stock Incentive Plan (2013 Plan) was approved by shareholders in May 2013. The 2013 Plan reserved 78,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans as of February 28, 2013, that are subsequently cancelled, expired, forfeited or otherwise not issued under previous plans.  Under the 2013 Plan, non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2013 Plan. As of December 31, 2017, 4,072,514 options and 3,450,600 retention shares and stock units were outstanding under the 2013 Plan.    Pursuant to the above plans 72,151,415;  73,745,250;  and 76,548,520;  shares of our common stock were authorized and available for grant at December 31, 2017, 2016, and 2015, respectively.

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

Information regarding stock-based compensation appears in the table below:

Millions	2017	2016	2015
Stock-based compensation, before tax:
Stock options	$19	$16	$17
Retention awards	84	66	81
Total stock-based compensation, before tax	$103	$82	$98
Excess tax benefits from equity compensation plans	$44	$28	$62

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2017	2016	2015
Risk-free interest rate	2.0%	1.3%	1.3%
Dividend yield	2.3%	2.9%	1.8%
Expected life (years)	5.3	5.1	5.1
Volatility	21.7%	23.2%	23.4%
Weighted-average grant-date fair value of options granted	$18.19	$11.36	$22.30

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

A summary of stock option activity during 2017 is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2017	6,162	$73.13	5.9	yrs.	$205
Granted	1,086	107.30	N/A		N/A
Exercised	(1,448)	56.69	N/A		N/A
Forfeited or expired	(170)	92.18	N/A		N/A
Outstanding at December 31, 2017	5,630	$83.37	5.8	yrs.	$286
Vested or expected to vest at December 31, 2017	5,607	$83.25	5.8	yrs.	$285
Options exercisable at December 31, 2017	3,466	$75.96	4.2	yrs.	$201

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at December 31, 2017, are subject to performance or market-based vesting conditions.

At December 31, 2017, there was $19 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.1 years. Additional information regarding stock option exercises appears in the following table:

Millions	2017	2016	2015
Intrinsic value of stock options exercised	$88	$52	$50
Cash received from option exercises	59	39	27
Treasury shares repurchased for employee payroll taxes	(18)	(15)	(12)
Tax benefit realized from option exercises	34	20	19
Aggregate grant-date fair value of stock options vested	20	19	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during 2017 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	2,789	$84.68
Granted	575	107.51
Vested	(894)	70.91
Forfeited	(157)	94.01
Nonvested at December 31, 2017	2,313	$95.04

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years.  At December 31, 2017, there was $87 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.6 years.

Performance Retention Awards – In February 2017, our Board of Directors approved performance stock unit grants. The basic terms of these performance stock units are identical to those granted in February 2016, except for different annual return on invested capital (ROIC) performance targets.  The 2016 and 2017 plans also include the addition of relative operating income growth (OIG) as a modifier compared to the companies included in the S&P 500 Industrials Index. We define ROIC as net operating profit adjusted for interest expense (including interest on the present value of operating leases) and taxes on interest divided by average invested capital adjusted for the present value of operating leases. The modifier can be up to +/- 25% of the award earned based on the ROIC achieved.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2017 grant were as follows:

2017
Dividend per share per quarter	$0.605
Risk-free interest rate at date of grant	1.5%

Changes in our performance retention awards during 2017 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	1,145	$86.23
Granted	461	101.38
Vested	(255)	83.06
Unearned	(110)	83.06
Forfeited	(103)	91.36
Nonvested at December 31, 2017	1,138	$92.92

At December 31, 2017, there was $39 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.5 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

6. Retirement Plans

Pension and Other Postretirement Benefits

Pension Plans – We provide defined benefit retirement income to eligible non-union employees through qualified and non-qualified (supplemental) pension plans. Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment, with specific reductions made for early retirements.  Non-union employees hired on or after January 1, 2018, are no longer eligible for pension benefits, but will be eligible for an enhanced 401(k) plan as described below in other retirement programs.

Other Postretirement Benefits (OPEB) – We provide medical and life insurance benefits for eligible retirees hired before January 1, 2004. These benefits are funded as medical claims and life insurance premiums are paid.

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

Changes in our PBO and plan assets were as follows for the years ended December 31:

Funded Status	Pension		OPEB
Millions	2017	2016	2017	2016
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$4,110	$3,958	$334	$329
Service cost	90	84	2	1
Interest cost	142	143	10	11
Plan curtailment cost	20	-	(1)	-
Special termination cost	49	-	-	-
Actuarial loss	382	124	7	16
Gross benefits paid	(264)	(199)	(22)	(23)
Projected benefit obligation at end of year	$4,529	$4,110	$330	$334
Plan Assets
Fair value of plan assets at beginning of year	$3,748	$3,544	$-	$-
Actual return on plan assets	716	279	-	-
Voluntary funded pension plan contributions	-	100	-	-
Non-qualified plan benefit contributions	24	24	22	23
Gross benefits paid	(264)	(199)	(22)	(23)
Fair value of plan assets at end of year	$4,224	$3,748	$-	$-
Funded status at end of year	$(305)	$(362)	$(330)	$(334)

Amounts recognized in the statement of financial position as of December 31, 2017, and 2016 consist of:

	Pension		OPEB
Millions	2017	2016	2017	2016
Noncurrent assets	$196	$67	$-	$-
Current liabilities	(27)	(24)	(23)	(24)
Noncurrent liabilities	(474)	(405)	(307)	(310)
Net amounts recognized at end of year	$(305)	$(362)	$(330)	$(334)

Pre-tax amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2017, and 2016 consist of:

	2017			2016
Millions	Pension	OPEB	Total	Pension	OPEB	Total
Prior service cost	$-	$(1)	$(1)	$-	$(2)	$(2)
Net actuarial loss	(1,533)	(120)	(1,653)	(1,681)	(123)	(1,804)
Total	$(1,533)	$(121)	$(1,654)	$(1,681)	$(125)	$(1,806)

Pre-tax changes recognized in other comprehensive income/(loss) during 2017, 2016, and 2015 were as follows:

	Pension			OPEB
Millions	2017	2016	2015	2017	2016	2015
Net actuarial (loss)/gain	$67	$(112)	$(31)	$(6)	$(16)	$18
Amortization of:
Prior service cost/(credit)	-	-	-	1	(9)	(10)
Actuarial loss	81	83	106	9	10	13
Total	$148	$(29)	$75	$4	$(15)	$21

Amounts included in accumulated other comprehensive income/(loss) expected to be amortized into net periodic cost during 2018:

Millions	Pension	OPEB	Total
Prior service credit	$-	$(1)	$(1)
Net actuarial loss	(90)	(9)	(99)
Total	$(90)	$(10)	$(100)

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future compensation growth. The underfunded accumulated benefit obligation represents the difference between the ABO and the fair value of plan assets. At December 31, 2017, and 2016, the non-qualified (supplemental) plan ABO was $481 million and $412 million, respectively. The following table discloses only the PBO, ABO, and fair value of plan assets for pension plans where the accumulated benefit obligation is in excess of the fair value of the plan assets as of December 31:

Underfunded Accumulated Benefit Obligation
Millions	2017	2016
Projected benefit obligation	$501	$428
Accumulated benefit obligation	$481	$412
Fair value of plan assets	-	-
Underfunded accumulated benefit obligation	$(481)	$(412)

The ABO for all defined benefit pension plans was $4.2 billion and $3.9 billion at December 31, 2017, and 2016, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
Percentages	2017	2016	2017	2016
Discount rate	3.62%	4.20%	3.53%	4.00%
Compensation increase	4.20%	4.20%	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	6.09%	6.31%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate reached	N/A	N/A	2038	2038

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

The workforce reduction plan initiated in the third quarter of 2017 included a curtailment loss of $20 million and a special termination benefit of $49 million as a result of a remeasurement as of September 30, 2017, due to the eliminated future service for approximately 460 management employees.  These amounts were recognized in 2017 within compensation and benefits expense in our Consolidated Statements of Income.  In connection with this remeasurement, the Company also updated the pension effective discount rate assumption from 4.20% to 3.81%.

The components of our net periodic pension and OPEB cost were as follows for the years ended December 31:

	Pension			OPEB
Millions	2017	2016	2015	2017	2016	2015
Net Periodic Benefit Cost:
Service cost	$90	$84	$106	$2	$1	$3
Interest cost	142	143	163	10	11	13
Expected return on plan assets	(267)	(267)	(255)	-	-	-
Plan curtailment cost	20	-	-	-	-	-
Special termination cost	49	-	-	-	-	-
Amortization of:
Prior service cost/(credit)	-	-	-	1	(9)	(10)
Actuarial loss	81	83	106	9	10	13
Net periodic benefit cost	$115	$43	$120	$22	$13	$19

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows:

	Pension			OPEB
Percentages	2017	2016	2015	2017	2016	2015
Discount rate for benefit obligations	4.09%	4.37%	3.94%	3.89%	4.13%	3.74%
Discount rate for interest on benefit obligations	3.47%	3.65%	3.94%	3.25%	3.34%	3.74%
Discount rate for service cost	4.41%	4.69%	3.94%	4.25%	4.59%	3.74%
Discount rate for interest on service cost	4.27%	4.55%	3.94%	4.11%	4.44%	3.74%
Expected return on plan assets	7.00%	7.50%	7.50%	N/A	N/A	N/A
Compensation increase	4.13%	4.20%	4.00%	N/A	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	N/A	6.31%	6.52%	6.34%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend reached	N/A	N/A	N/A	2038	2038	2028

Beginning in 2016, we measure the service cost and interest cost components of our net periodic benefit cost by using individual spot discount rates matched with separate cash flows for each future year. The discount rates were based on a yield curve of high quality corporate bonds.  The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return/(loss) on pension plan assets, net of fees, was approximately 19% in 2017, 8% in 2016, and (1)%  in 2015.

Assumed health care cost trend rates have an effect on the expense and liabilities reported for health care plans. The assumed health care cost trend rate is based on historical rates and expected market conditions. The 2018 assumed health care cost trend rate for employees under 65 is 6.09%.  It is assumed the rate will decrease gradually to an ultimate rate of 4.5% in 2038 and will remain at that level.  A one-percentage point change in the assumed health care cost trend rates would have the following effects on OPEB:

Millions	One % pt. Increase	One % pt. Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on accumulated benefit obligation	19	(16)

Cash Contributions

The following table details our cash contributions for the qualified pension plans and the benefit payments for the non-qualified (supplemental) pension and OPEB plans:

	Pension
Millions	Qualified	Non-qualified	OPEB
2017	$-	$24	$22
2016	100	24	23

Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. All contributions made to the qualified pension plans were voluntary and were made with cash generated from operations.

The non-qualified pension and OPEB plans are not funded and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent supplemental pension payments and claims paid for medical and life insurance. We anticipate our 2018 supplemental pension and OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2018 through 2027:

Millions	Pension	OPEB
2018	$212	$23
2019	212	22
2020	211	22
2021	212	21
2022	213	20
Years 2023 - 2027	1,101	90

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2017, and 2016, and target allocation for 2018, are as follows:

		Percentage of Plan Assets
	Target	December 31,
	Allocation 2018	2017	2016
Equity securities	60% to 70%	69%	68%
Debt securities	20% to 30%	22	21
Real estate	2% to 8%	5	6
Commodities	4% to 6%	4	5
Total		100%	100%

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target average long-term rate of return of 7.0%. While we believe we can achieve a long-term average rate of return of 7.0%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among equity, debt, and other investments in order to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges for equity, debt, and other portfolios are evaluated at least every three years with the assistance of an independent consulting firm. Actual asset allocations are monitored monthly, and rebalancing actions are executed at least quarterly, as needed.

The pension plan investments are held in a Master Trust. The majority of pension plan assets are invested in equity securities because equity portfolios have historically provided higher returns than debt and other asset classes over extended time horizons and are expected to do so in the future. Correspondingly, equity investments also entail greater risks than other investments.  Equity risks are balanced by investing a significant portion of the plans’ assets in high quality debt securities. The average credit rating of the debt portfolio exceeded A at both December 31, 2017 and December 31, 2016. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities. The weighted-average maturity of the debt portfolio was 13 years and 14 years at December 31, 2017, and 2016, respectively.

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

Bonds and Debentures – Bonds and debentures consist of debt securities issued by U.S. and non-U.S. corporations as well as state and local governments.  These assets are valued using a bid evaluation process with bid data provided by independent pricing sources.  Corporate, state, and municipal bonds and debentures are classified as Level 2 investments.

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

Real Estate Partnerships – Most of the Plan’s real estate investments are primarily interests in private real estate investment trusts, partnerships, limited liability companies, and similar structures. Valuations for the holdings in this category are not based on readily observable inputs and are primarily derived from property appraisals. The fair value recorded by the Plan is calculated using the NAV for each investment.

Collective Trust and Other Funds – Collective trust and other funds are comprised of shares or units in commingled funds and limited liability companies that are not publicly traded.  The underlying assets in these entities (U.S. stock funds, non-U.S. stock funds, commodity funds, hedge funds, and short term investment funds) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available.  The fair value recorded by the Plan is calculated using NAV for each investment.

As of December 31, 2017, the pension plan assets measured at fair value on a recurring basis were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Inputs	Inputs	Inputs
Millions	(Level 1)	(Level 2)	(Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$27	$	$-	$27
Registered investment companies [a]	4		-	4
Federal government securities		182	-	182
Bonds and debentures		389	-	389
Corporate stock	1,171	8	-	1,179
Total plan assets at fair value	$1,202	$579	$-	$1,781
Plan assets at NAV:
Registered investment companies [b]				329
Venture capital and buyout partnerships				358
Real estate partnerships				226
Collective trust and other funds				1,552
Total plan assets at NAV				$2,465
Other assets [c]				(22)
Total plan assets				$4,224

[a]	Registered investment companies measured at fair value include stock investments.
[b]	Registered investment companies measured at NAV include bond investments.
[c]	Other assets include accrued receivables, net payables, and pending broker settlements.

As of December 31, 2016, the pension plan assets measured at fair value on a recurring basis were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Inputs	Inputs	Inputs
Millions	(Level 1)	(Level 2)	(Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$27	$-	$-	$27
Registered investment companies [a]	17	-	-	17
Federal government securities	-	142	-	142
Bonds and debentures	-	357	-	357
Corporate stock	1,059	8	-	1,067
Total plan assets at fair value	$1,103	$507	$-	$1,610
Plan assets at NAV:
Registered investment companies [b]				280
Venture capital and buyout partnerships				283
Real estate partnerships				212
Collective trust and other funds				1,346
Total plan assets at NAV				$2,121
Other assets [c]				17
Total plan assets				$3,748

[a]	Registered investment companies measured at fair value include stock and real estate investments.
[b]	Registered investment companies measured at NAV include bond investments.
[c]	Other assets include accrued receivables and pending broker settlements.

For the years ended December 31, 2017 and 2016, there were no significant transfers in or out of Levels 1, 2, or 3.

The Master Trust’s investments in limited partnerships and similar structures (used to invest in private equity and real estate) are valued at fair value based on their proportionate share of the partnerships’ fair value as recorded in the limited partnerships’ audited financial statements. The limited partnerships allocate gains, losses and expenses to the partners based on the ownership percentage as described in the partnership agreements. At December 31, 2017 and 2016, the Master Trust had future commitments for additional contributions to private equity partnerships totaling $359 million and $392 million, respectively, and to real estate partnerships and funds totaling $67 million and $32 million, respectively.

Other Retirement Programs

401(k)/Thrift Plan – For non-union employees hired prior to January 1, 2018, and eligible union employees for whom we make matching contributions, we provide a defined contribution plan (401(k)/thrift plan). We match 50 cents for each dollar contributed by employees up to the first 6% of compensation contributed. Our plan contributions were $19 million in 2017, $19  million in 2016, and $20 million in 2015.  For non-union employees hired on or after January 1, 2018, we will match dollar-for-dollar, up to the first 6% of compensation contributed, in addition to contributing an annual amount of 3% of the employee’s annual base salary.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $672 million in 2017, $671  million in 2016, and $749 million in 2015.

Collective Bargaining Agreements –  Under collective bargaining agreements, we participate in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees.  Premiums paid under these plans are expensed as incurred and amounted to $60 million in 2017, $50 million in 2016, and $46 million in 2015.

7. Other Income

Other income included the following for the years ended December 31:

Millions	2017	2016	2015
Rental income [a]	$178	$96	$96
Net gain on non-operating asset dispositions [b] [c]	111	94	144
Interest income	16	11	5
Non-operating environmental costs and other	(15)	(9)	(19)
Total	$290	$192	$226

[a]	2017 includes $65 million related to a favorable litigation settlement.
[b]	2017 includes $26 million and $57 million related to a real estate sale in the first quarter and in the third quarter, respectively.
[c]	2016 includes $17 million and $50 million related to a real estate sale in the first quarter and second quarter, respectively.

8. Income Taxes

Components of income tax expense were as follows for the years ended December 31:

Millions	2017	2016	2015
Current tax expense:
Federal	$1,750	$1,518	$1,901
State	235	176	210
Foreign	2	8	8
Total current tax expense	1,987	1,702	2,119
Deferred and other tax expense:
Federal	(5,260)	692	644
State	183	139	121
Foreign	10	-	-
Total deferred and other tax expense [a]	(5,067)	831	765
Total income tax expense	$(3,080)	$2,533	$2,884

[a]

2017 includes  a $(5,935) million adjustment to income tax expense resulting from the Tax Cuts and Jobs Act. Of this amount, $(5,965) million is a federal income tax benefit and $30 million is a state income tax expense.

For the years ended December 31, reconciliations between statutory and effective tax rates are as follows:

Tax Rate Percentages	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
State statutory rates, net of federal benefits	3.1	3.1	3.1
Adjustment for Tax Cuts and Jobs Act	(77.8)	-	-
Other deferred tax adjustments	0.4	-	-
Tax credits	0.1	(0.5)	(0.5)
Other	(1.2)	(0.2)	0.1
Effective tax rate	(40.4)%	37.4%	37.7%

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act made significant changes to federal tax law, including a reduction in the federal income tax rate from 35% to 21% effective January 1, 2018, 100% bonus depreciation for certain capital expenditures, stricter limits on deductions for interest and certain executive compensation, and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries. As a result of our initial analysis of the Tax Act and existing implementation guidance, we remeasured our deferred tax assets and liabilities and computed our transition tax liability net of offsetting foreign tax credits. This resulted in a $5.9 billion reduction in our income tax expense in 2017. We also recorded a $212 million reduction to our operating expense related to income tax adjustments at equity-method affiliates.

The SEC provided guidance in SAB 118 on accounting for the tax effects of the Tax Act (See Note 3). In accordance with that guidance, some of the income tax effects recorded in 2017 are provisional, including those related to our analysis of 100% bonus depreciation for certain capital expenditures, stricter limits on deductions for certain executive compensation, the one-time transition tax, and the reduction to our operating expense related to income tax adjustments at equity-method affiliates. The accounting for these income tax effects may be adjusted during 2018 as a result of continuing analysis of the Tax Act; additional implementation guidance from the IRS, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation; and new information from domestic or foreign equity affiliates.

On July 6, 2017, the State of Illinois increased its corporate income tax rate effective July 1, 2017.  In the third quarter of 2017, we increased our deferred tax expense by $33 million to reflect the increased tax rate.

Deferred income tax (liabilities)/assets were comprised of the following at December 31:

Millions	2017[a]	2016
Deferred income tax liabilities:
Property	$(11,262)	$(16,687)
Other	(197)	(346)
Total deferred income tax liabilities	(11,459)	(17,033)
Deferred income tax assets:
Accrued wages	46	75
Accrued casualty costs	147	231
Stock compensation	46	69
Retiree benefits	141	222
Credits	1	145
Other	142	295
Total deferred income tax assets	$523	$1,037
Net deferred income tax liability	$(10,936)	$(15,996)

[a]	2017 amounts reflect the provisional impact of the Tax Act.

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

A reconciliation of changes in unrecognized tax benefits liabilities/(assets) from the beginning to the end of the reporting period is as follows:

Millions	2017	2016	2015
Unrecognized tax benefits at January 1	$125	$94	$151
Increases for positions taken in current year	38	31	38
Increases for positions taken in prior years	51	10	13
Decreases for positions taken in prior years	(56)	(20)	(87)
Refunds from/(payments to) and settlements with taxing authorities	64	4	(13)
Increases/(decreases) for interest and penalties	-	6	(5)
Lapse of statutes of limitations	(43)	-	(3)
Unrecognized tax benefits at December 31	$179	$125	$94

We recognize interest and penalties as part of income tax expense. Total accrued liabilities for interest and penalties were $8 million at both December 31, 2017, and 2016. Total interest and penalties recognized as part of income tax expense (benefit) were $(3) million for 2017, $5 million for 2016, and $(3) million for 2015.

The statute of limitations has run for all years prior to 2014 and UPC is not currently under examination by the Internal Revenue Service (IRS) for any of its open years.  In 2017, UPC amended its 2013 income tax returns, primarily to claim deductions resulting from the resolution of prior year IRS examinations.  We have not received any communication from the IRS related to these amended returns.

In 2016, UPC amended its 2011 and 2012 income tax returns to claim deductions resulting from the resolution of IRS examinations for years prior to 2011. The IRS and Joint Committee on Taxation reviewed these amended returns.  In the third quarter of 2017, we received a refund of $62 million, consisting of $60 million of tax and $2 million of interest.

In the third quarter of 2015, UPC and the IRS signed a closing agreement resolving all tax matters for tax years 2009-2010. The settlement had an immaterial effect on our income tax expense. In connection with the settlement, UPC paid $10 million in the fourth quarter of 2015.

Several state tax authorities are examining our state income tax returns for years 2010 through 2015.

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

Millions	2017	2016	2015
Unrecognized tax benefits that would reduce the effective tax rate	$83	$31	$31
Unrecognized tax benefits that would not reduce the effective tax rate	96	94	63
Total unrecognized tax benefits	$179	$125	$94

9. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31:

Millions, Except Per Share Amounts	2017	2016	2015
Net income	$10,712	$4,233	$4,772
Weighted-average number of shares outstanding:
Basic	798.4	832.4	866.2
Dilutive effect of stock options	1.8	1.5	1.5
Dilutive effect of retention shares and units	1.5	1.5	1.7
Diluted	801.7	835.4	869.4
Earnings per share – basic	$13.42	$5.09	$5.51
Earnings per share – diluted	$13.36	$5.07	$5.49

Common stock options totaling 1.6 million, 2.0 million, and 1.1 million for 2017, 2016, and 2015, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

10. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2017	$(1,132)	$(140)	$(1,272)
Other comprehensive income/(loss) before reclassifications	2	28	30
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	101	-	101
Net year-to-date other comprehensive income/(loss), net of taxes of $(61) million	103	28	131
Balance at December 31, 2017	$(1,029)	$(112)	$(1,141)

Balance at January 1, 2016	$(1,103)	$(92)	$(1,195)
Other comprehensive income/(loss) before reclassifications	(3)	(48)	(51)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	(26)	-	(26)
Net year-to-date other comprehensive income/(loss), net of taxes of $49 million	(29)	(48)	(77)
Balance at December 31, 2016	$(1,132)	$(140)	$(1,272)

[a]

The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(benefit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost.  See Note 6 Retirement Plans for additional details.

11. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At December 31, 2017, and 2016, our accounts receivable were reduced by $3 million and $5 million, respectively.  Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial Position.  At both December 31, 2017, and 2016, receivables classified as other assets were reduced by allowances of $17 million.

Receivables Securitization Facility – The Railroad maintains a $650 million, 3-year receivables securitization facility (the Receivables Facility), maturing in July 2019. Under the Receivables Facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount outstanding under the Receivables Facility was $500 million and $0 at December 31, 2017, and December 31, 2016. The Receivables Facility was supported by $1.1 billion and $1.0 billion of accounts receivable as collateral at December 31, 2017, and December 31, 2016, respectively, which, as a retained interest, is included in accounts receivable, net in our Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability.  The costs of the Receivables Facility are included in interest expense and were $6 million, $7 million, and $5 million for 2017, 2016, and 2015, respectively.

12. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2017	Cost	Depreciation	Value	Useful Life
Land	$5,258	$ N/A	$5,258	N/A
Road:
Rail and other track material	16,327	5,929	10,398	43
Ties	10,132	2,881	7,251	33
Ballast	5,406	1,509	3,897	34
Other roadway [a]	18,972	3,482	15,490	47
Total road	50,837	13,801	37,036	N/A
Equipment:
Locomotives	9,686	3,697	5,989	19
Freight cars	2,255	983	1,272	24
Work equipment and other	936	267	669	19
Total equipment	12,877	4,947	7,930	N/A
Technology and other	1,105	460	645	11
Construction in progress	736	-	736	N/A
Total	$70,813	$19,208	$51,605	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2016	Cost	Depreciation	Value	Useful Life
Land	$5,220	$ N/A	$5,220	N/A
Road:
Rail and other track material	15,845	5,722	10,123	40
Ties	9,812	2,736	7,076	33
Ballast	5,242	1,430	3,812	34
Other roadway [a]	18,138	3,226	14,912	47
Total road	49,037	13,114	35,923	N/A
Equipment:
Locomotives	9,692	3,939	5,753	20
Freight cars	2,243	972	1,271	24
Work equipment and other	905	232	673	19
Total equipment	12,840	5,143	7,697	N/A
Technology and other	974	412	562	11
Construction in progress	987	-	987	N/A
Total	$69,058	$18,669	$50,389	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

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

Under group depreciation, the historical cost (net of salvage) of depreciable property that is retired or replaced in the ordinary course of business is charged to accumulated depreciation and no gain or loss is recognized.  The historical cost of certain track assets is estimated by multiplying the current replacement cost of track assets by a historical index factor derived from (i) inflation indices published by the Bureau of Labor Statistics and (ii) the estimated useful lives of the assets as determined by our depreciation studies.  The indices were selected because they closely correlate with the major costs of the properties comprising the applicable track asset classes.  Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of property is completely retired, we continually monitor the estimated service lives of our assets and the accumulated depreciation associated with each asset class to ensure our depreciation rates are appropriate. In addition, we determine if the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by our depreciation studies. Any deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the applicable classes of assets.

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

Normal repairs and maintenance are expensed as incurred, while costs incurred that extend the useful life of an asset, improve the safety of our operations or improve operating efficiency are capitalized. These costs are allocated using appropriate statistical bases. Total expense for repairs and maintenance incurred was $2.5 billion for 2017, $2.3 billion for 2016, and $2.5 billion for 2015.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

13. Accounts Payable and Other Current Liabilities

	Dec. 31,	Dec. 31,
Millions	2017	2016
Accounts payable	$1,013	$955
Income and other taxes payable	547	472
Accrued wages and vacation	384	387
Interest payable	220	212
Accrued casualty costs	194	185
Equipment rents payable	110	101
Other	671	570
Total accounts payable and other current liabilities	$3,139	$2,882

14. Financial Instruments

Short-Term Investments – The Company’s short-term investments consist of time deposits and government agency securities. These investments are considered level 2 investments and are valued at amortized cost, which approximates fair value ($90 million of time deposits as of December 31, 2017).  All short-term investments have a maturity of less than one year and are classified as held-to-maturity.  There were no transfers out of Level 2 during the year ended December 31, 2017.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At December 31, 2017, the fair value of total debt was $18.2 billion, approximately $1.3 billion more than the carrying value.  At December 31, 2016, the fair value of total debt was $15.9 billion, approximately $0.9 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At both December 31, 2017, and 2016, approximately $155 million of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity at par, without the payment of fixed call premiums.  The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

15. Debt

Total debt as of December 31, 2017, and 2016, is summarized below:

Millions	2017	2016
Notes and debentures, 1.8% to 7.9% due through 2067	$15,096	$13,547
Capitalized leases, 3.1% to 8.4% due through 2028	892	1,105
Equipment obligations, 2.6% to 6.7% due through 2031	1,018	1,069
Term loans - floating rate, due in 2018	250	100
Mortgage bonds, 4.8% due through 2030	57	57
Medium-term notes, 9.3% to 10.0% due through 2020	18	23
Receivables Securitization (Note 11)	500	-
Unamortized discount and deferred issuance costs	(887)	(894)
Total debt	16,944	15,007
Less: current portion	(800)	(758)
Total long-term debt	$16,144	$14,249

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2017, excluding market value adjustments:

Millions
2018	$806
2019	1,125
2020	1,021
2021	677
2022	917
Thereafter	13,285
Total principal	17,831
Unamortized discount and deferred issuance costs	(887)
Total debt	$16,944

Equipment Encumbrances – Equipment with a carrying value of approximately $2.0 billion and $2.3 billion at December 31, 2017, and 2016, respectively, served as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire or refinance such railroad equipment.

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

Credit Facilities –  At December 31, 2017, we had $1.7 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during 2017. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires UPC to maintain a debt-to-net-worth coverage ratio.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At December 31, 2017, the debt-to-net-worth coverage ratio allowed us to carry up to $49.7 billion of debt (as defined in the facility), and we had $17.0 billion of debt (as defined in the facility) outstanding at that date.  Under our current financial plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During 2017, we did not issue or repay any commercial paper, and at December 31, 2017, and 2016, we had no commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in the Credit Facilities section above) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $16.4 billion and $12.4 billion at December 31, 2017, and 2016, respectively.

Shelf Registration Statement and Significant New Borrowings –  In 2016, the Board of Directors reauthorized the issuance of up to $4.0 billion of debt securities. Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During 2017, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
April 5, 2017	$500 million of 3.000% Notes due April 15, 2027
$500 million of 4.000% Notes due April 15, 2047
September 19, 2017	$500 million of 3.600% Notes due September 15, 2037
$500 million of 4.100% Notes due September 15, 2067

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase program. These debt securities include change-of-control provisions. At December 31, 2017, we had remaining authority to issue up to $1.55 billion of debt securities under our shelf registration.

Receivables Securitization Facility –  As of December 31, 2017, and 2016, we recorded $500 million and $0, respectively, of borrowings under our Receivables Facility, as secured debt. (See further discussion of our receivables securitization facility in Note 11).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs.  The future minimum lease payments associated with the VIE leases totaled $1.9 billion as of December 31, 2017.

17. Leases

We lease certain locomotives, freight cars, and other property. The Consolidated Statements of Financial Position as of December 31, 2017, and 2016 included $1,635 million, net of $953 million of accumulated depreciation, and $1,997 million, net of $1,121 million of accumulated depreciation, respectively, for properties held under capital leases. A charge to income resulting from the depreciation for assets held under capital leases is included within depreciation expense in our Consolidated Statements of Income. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017, were as follows:

Millions	Operating Leases	Capital Leases
2018	$398	$173
2019	359	156
2020	297	164
2021	259	168
2022	221	147
Later years	1,115	271
Total minimum lease payments	$2,649	$1,079
Amount representing interest	N/A	(187)
Present value of minimum lease payments	N/A	$892

Approximately 97% of capital lease payments relate to locomotives. Rent expense for operating leases with terms exceeding one month was $480 million in 2017, $535 million in 2016, and $590 million in 2015. When cash rental payments are not made on a straight-line basis, we recognize variable rental expense on a straight-line basis over the lease term. Contingent rentals and sub-rentals are not significant.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 95% of the recorded liability is related to asserted claims and approximately 5% is related to unasserted claims at December 31, 2017. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $285 million to $310 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.  Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2017	2016	2015
Beginning balance	$290	$318	$335
Current year accruals	77	75	89
Changes in estimates for prior years	(7)	(29)	(3)
Payments	(75)	(74)	(103)
Ending balance at December 31	$285	$290	$318
Current portion, ending balance at December 31	$66	$62	$63

In conjunction with the liability update performed in 2017, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2017, and 2016. Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

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

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 16% of the recorded liability related to asserted claims and approximately 84% related to unasserted claims at December 31, 2017.  Because of the uncertainty surrounding the ultimate outcome of asbestos-related claims, it is reasonably possible that future costs to settle these claims may range from approximately $99 million to $105 million.  We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other.

Our asbestos-related liability activity was as follows:

Millions	2017	2016	2015
Beginning balance	$111	$120	$126
Accruals/(Credits)	(1)	12	-
Payments	(11)	(21)	(6)
Ending balance at December 31	$99	$111	$120
Current portion, ending balance at December 31	$9	$8	$6

In conjunction with the liability update performed in 2017, we also reassessed our estimated insurance recoveries. We have recognized an asset for estimated insurance recoveries at December 31, 2017, and 2016.  The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates also may vary in the future if strategies, activities, and outcomes of asbestos litigation materially change; federal and state laws governing asbestos litigation increase or decrease the probability or amount of compensation of claimants; and there are material changes with respect to payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 315 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 21 of which are currently on the Superfund National Priorities List.

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

Our environmental liability activity was as follows:

Millions	2017	2016	2015
Beginning balance	$212	$190	$182
Accruals	45	84	61
Payments	(61)	(62)	(53)
Ending balance at December 31	$196	$212	$190
Current portion, ending balance at December 31	$57	$55	$52

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

Guarantees – At December 31, 2017, and 2016, we were contingently liable for $33 million and $43 million in guarantees, respectively. The fair value of these obligations as of both December 31, 2017, and 2016 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations.  The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

19. Share Repurchase Program

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. As of December 31, 2017, we repurchased a total of $23.2 billion of our common stock since the commencement of our repurchase programs in 2007.  The table below represents shares repurchased in 2017 under this repurchase program and shares repurchased in 2016 under our previous repurchase program.

	Number of Shares Purchased		Average Price Paid
	2017	2016	2017	2016
First quarter	7,531,300	9,315,807	$106.55	$76.49
Second quarter	7,788,283	7,026,100	109.10	85.66
Third quarter	11,801,755	9,088,613	106.69	93.63
Fourth quarter	9,231,510	9,624,667	119.37	97.60
Total	36,352,848	35,055,187	$110.40	$88.57

Management's assessments of market conditions and other pertinent factors guide the timing and volume of all repurchases. Repurchased shares are recorded in treasury stock at cost, which includes any applicable commissions and fees.

From January 1, 2018, through February 8, 2018, we repurchased 2.6 million shares at an aggregate cost of approximately $349 million.

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

UPRR had $1.2 billion and $877 million recognized as investments related to TTX in our Consolidated Statements of Financial Position as of December 31, 2017, and 2016, respectively. TTX car hire expenses of $388 million in 2017, $368 million in 2016, and $376 million in 2015 are included in equipment and other rents in our Consolidated Statements of Income.  In addition, UPRR had accounts payable to TTX of $69 million and $61 million at December 31, 2017, and 2016, respectively.

21. Selected Quarterly Data (Unaudited)

Millions, Except Per Share Amounts
2017	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Operating revenues	$5,132	$5,250	$5,408	$5,450
Operating income	1,793	2,005	2,012	2,251
Net income	1,072	1,168	1,194	7,278
Net income per share:
Basic	1.32	1.45	1.50	9.29
Diluted	1.32	1.45	1.50	9.25

Millions, Except Per Share Amounts
2016	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Operating revenues	$4,829	$4,770	$5,174	$5,168
Operating income	1,687	1,660	1,960	1,965
Net income	979	979	1,131	1,144
Net income per share:
Basic	1.16	1.17	1.36	1.40
Diluted	1.16	1.17	1.36	1.39

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2017, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on the next page.

February 8, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation

Omaha, Nebraska

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Union Pacific Corporation and Subsidiary Companies (the "Corporation") as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Corporation as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Table of Contents at Part IV, Item 15 (collectively referred to as the “financial statements”) and our report dated February 9, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 9, 2018

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

Item 11. Executive Compensation

Information concerning compensation received by our directors and our named executive officers is presented in the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in Fiscal Year 2017, Outstanding Equity Awards at 2017 Fiscal Year-End, Option Exercises and Stock Vested in Fiscal Year 2017, Pension Benefits at 2017 Fiscal Year-End, Nonqualified Deferred Compensation at 2017 Fiscal Year-End, Potential Payments Upon Termination or Change in Control and Director Compensation in Fiscal Year 2017 segments of the Proxy Statement and is incorporated herein by reference. Additional information regarding compensation of directors, including Board committee members, is set forth in the By-Laws of UPC and the Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, both of which are included as exhibits to this report. Information regarding the Compensation and Benefits Committee is set forth in the Compensation Committee Interlocks and Insider Participation and Compensation Committee Report segments of the Proxy Statement and is incorporated herein by reference.

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

The following table summarizes the equity compensation plans under which UPC common stock may be issued as of December 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,345,104 [1]	$83.35 [2]	72,151,415
Total	7,345,104	$83.35	72,151,415

[1]	Includes 1,715,240 retention units that do not have an exercise price. Does not include 1,780,322 retention shares that have been issued and are outstanding.
[2]	Does not include the retention units or retention shares described above in footnote 1.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)    Financial Statements, Financial Statement Schedules, and Exhibits:

(1)    Financial Statements

The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8, on page 44.

(2)    Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Item 8, or notes thereto.

(3)    Exhibits

Exhibits are listed in the exhibit index beginning on page 87. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of February, 2018.

UNION PACIFIC CORPORATION

By	/s/ Lance M. Fritz
Lance M. Fritz,
Chairman, President and
Chief Executive Officer
Union Pacific Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 9th day of February, 2018, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER
AND DIRECTOR:

	By	/s/ Lance M. Fritz
Lance M. Fritz,
Chairman, President and
Chief Executive Officer
Union Pacific Corporation

PRINCIPAL FINANCIAL OFFICER:

	By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President and
Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

	By	/s/ Todd M. Rynaski
Todd M. Rynaski,
Vice President and Controller

DIRECTORS:

Andrew H. Card, Jr.*	Michael R. McCarthy*
Erroll B. Davis, Jr.*	Michael W. McConnell*
David B. Dillon*	Thomas F. McLarty III*
Deborah C. Hopkins* Jane H. Lute*	Bhavesh V. Patel* Steven R. Rogel*
Jose H. Villarreal*

* By	James J. Theisen, Jr.
James J. Theisen, Jr., Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2017	2016	2015
Allowance for doubtful accounts:
Balance, beginning of period	$22	$16	$21
Charges/(reduction) to expense	1	23	1
Net recoveries/(write-offs)	(3)	(17)	(6)
Balance, end of period	$20	$22	$16
Allowance for doubtful accounts are presented in the Consolidated Statements of Financial Position as follows:
Current	$3	$5	$5
Long-term	17	17	11
Balance, end of period	$20	$22	$16
Accrued casualty costs:
Balance, beginning of period	$716	$736	$757
Charges to expense	167	202	227
Cash payments and other reductions	(199)	(222)	(248)
Balance, end of period	$684	$716	$736
Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$194	$185	$181
Long-term	490	531	555
Balance, end of period	$684	$716	$736

UNION PACIFIC CORPORATION

Exhibit Index

Exhibit No.	Description
Filed with this Statement
10(a)	Form of Performance Stock Unit Agreement dated February 8, 2018.
10(b)	Form of Stock Unit Agreement for Executives dated February 8, 2018.
10(c)	Form of Non-Qualified Stock Option Agreement for Executives dated February 8, 2018.
10(d)	Supplemental Thrift Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, effective as of January 1, 2009, including all amendments adopted through January 1, 2018.
10(e)

Supplemental Pension Plan for Officers and Managers (409A Non-Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended and restated in its entirety, effective as of January 1, 1989, including all amendments adopted through January 1, 2018.

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
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (filed with the SEC on February 9, 2018), is formatted in XBRL and submitted electronically herewith:  (i) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Financial Position at December 31, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements.

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

4(c)	Form of 3.000% Note due 2027 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated April 5, 2017.
4(d)	Form of 4.000% Note due 2047 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated April 5, 2017.
4(e)	Form of 3.600% Note due 2037 is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated September 19, 2017.
4(f)	Form of 4.100% Note due 2067 is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated September 19, 2017.

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

10(h)

Union Pacific Corporation Key Employee Continuity Plan, as amended February 6, 2014, is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

10(k)

Deferred Compensation Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, as amended December 17, 2013, is incorporated herein by reference to Exhibit 10(e) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

10(t)	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.
10(u)	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.
10(v)	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.
10(w)	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.
10(x)	Form of 2015 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(y)	Form of 2016 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.
10(z)	Form of 2017 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.
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