Form 10-Q
period 2018-03-31
UNION PACIFIC CORP
filed 2018-04-26
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

☐

As of April 20,  2018, there were 770,245,910 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended March 31,	2018	2017
Operating revenues:
Freight revenues	$5,122	$4,794
Other revenues	353	338
Total operating revenues	5,475	5,132
Operating expenses:
Compensation and benefits	1,273	1,262
Purchased services and materials	599	566
Fuel	589	460
Depreciation	543	520
Equipment and other rents	266	276
Other	266	260
Total operating expenses	3,536	3,344
Operating income	1,939	1,788
Other income/(expense) (Note 7)	(42)	72
Interest expense	(186)	(172)
Income before income taxes	1,711	1,688
Income taxes	(401)	(616)
Net income	$1,310	$1,072
Share and Per Share (Note 9):
Earnings per share - basic	$1.69	$1.32
Earnings per share - diluted	$1.68	$1.32
Weighted average number of shares - basic	776.4	811.5
Weighted average number of shares - diluted	779.6	814.8
Dividends declared per share	$0.73	$0.605

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended March 31,	2018	2017
Net income	$1,310	$1,072
Other comprehensive income/(loss):
Defined benefit plans	19	11
Foreign currency translation	-	9
Total other comprehensive income/(loss) [a]	19	20
Comprehensive income	$1,329	$1,092

[a]Net of deferred taxes of $(6) million and $(14) million during the three months ended March 31, 2018, and 2017, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	March 31,	December 31,
Millions, Except Share and Per Share Amounts	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,048	$1,275
Short-term investments (Note 14)	90	90
Accounts receivable, net (Note 11)	1,571	1,493
Materials and supplies	808	749
Other current assets	380	399
Total current assets	3,897	4,006
Investments	1,810	1,809
Net properties (Note 12)	51,696	51,605
Other assets	386	386
Total assets	$57,789	$57,806
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 13)	$2,855	$3,139
Debt due within one year (Note 15)	1,891	800
Total current liabilities	4,746	3,939
Debt due after one year (Note 15)	15,697	16,144
Deferred income taxes	11,050	10,936
Other long-term liabilities	1,907	1,931
Commitments and contingencies (Note 17)
Total liabilities	33,400	32,950
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,111,814,739 and 1,111,371,304 issued; 772,517,399 and 780,917,756
outstanding, respectively	2,779	2,778
Paid-in-surplus	4,473	4,476
Retained earnings	42,359	41,317
Treasury stock	(23,800)	(22,574)
Accumulated other comprehensive loss (Note 10)	(1,422)	(1,141)
Total common shareholders' equity	24,389	24,856
Total liabilities and common shareholders' equity	$57,789	$57,806

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended March 31,	2018	2017
Operating Activities
Net income	$1,310	$1,072
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	543	520
Deferred and other income taxes	112	145
Other operating activities, net	339	94
Changes in current assets and liabilities:
Accounts receivable, net	(78)	(21)
Materials and supplies	(59)	(43)
Other current assets	(112)	(132)
Accounts payable and other current liabilities	(379)	(186)
Income and other taxes	225	434
Cash provided by operating activities	1,901	1,883
Investing Activities
Capital investments	(910)	(811)
Purchases of short-term investments (Note 14)	(60)	(90)
Maturities of short-term investments (Note 14)	60	60
Proceeds from asset sales	12	17
Other investing activities, net	(21)	(19)
Cash used in investing activities	(919)	(843)
Financing Activities
Debt issued (Note 15)	1,706	200
Common share repurchases (Note 18)	(1,166)	(759)
Debt repaid	(1,157)	(184)
Dividends paid	(568)	(492)
Other financing activities, net	(24)	(33)
Cash used in financing activities	(1,209)	(1,268)
Net change in cash and cash equivalents	(227)	(228)
Cash and cash equivalents at beginning of year	1,275	1,277
Cash and cash equivalents at end of period	$1,048	$1,049
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$74	$94
Common shares repurchased but not yet paid	64	43
Cash (paid for)/received from:
Income taxes, net of refunds	$2	$(3)
Interest, net of amounts capitalized	(230)	(203)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2017	1,111.0	(295.2)	$ 2,777	$ 4,421	$ 32,587	$ (18,581)	$ (1,272)	$ 19,932
Net income			-	-	1,072	-	-	1,072
Other comprehensive income			-	-	-	-	20	20
Conversion, stock option exercises, forfeitures, and other	0.4	0.5	2	(15)	-	6	-	(7)
Share repurchases (Note 18)	-	(7.5)	-	-	-	(802)	-	(802)
Cash dividends declared ($0.605 per share)	-	-	-	-	(492)	-	-	(492)
Balance at March 31, 2017	1,111.4	(302.2)	$ 2,779	$ 4,406	$ 33,167	$ (19,377)	$ (1,252)	$ 19,723

Balance at January 1, 2018	1,111.4	(330.5)	$ 2,778	$ 4,476	$ 41,317	$ (22,574)	$ (1,141)	$ 24,856
Net income			-	-	1,310	-	-	1,310
Other comprehensive income			-	-	-	-	19	19
Conversion, stock option exercises, forfeitures, and other	0.4	0.5	1	(3)	-	4	-	2
Share repurchases (Note 18)	-	(9.3)	-	-	-	(1,230)	-	(1,230)
Cash dividends declared ($0.73 per share)	-	-	-	-	(568)	-	-	(568)
Reclassification due to ASU 2018-02 adoption (Note 2)	-	-	-	-	300	-	(300)	-
Balance at March 31, 2018	1,111.8	(339.3)	$ 2,779	$ 4,473	$ 42,359	$ (23,800)	$ (1,422)	$ 24,389

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2017 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2017, is derived from audited financial statements. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results for the entire year ending December 31, 2018.

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

Effective January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective transition method. The Company analyzed its freight and other revenues and recognizes freight revenues as freight moves from origin to destination and recognizes other revenues as identified performance obligations are satisfied.  We also analyzed freight and other revenues in the context of the new guidance on principal versus agent considerations and evaluated the required new disclosures. The ASU did not have an impact on our consolidated financial position, results of operations, or cash flows.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01), Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). ASU 2016-01 provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. Effective January 1, 2018, the Company adopted the ASU and it did not have an impact on our consolidated financial position, results of operations, or cash flows.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires the service cost component be reported separately from the other components of net benefit costs in the income statement, provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement, and allows only the service cost component of net benefit cost to be eligible for capitalization. Effective January 1, 2018, we adopted the standard on a retrospective basis.    As a result of the adoption, only service costs are recorded within compensation and benefits expense, and the other components of net benefit costs are now recorded within other income/(expense). The retrospective adoption of ASU 2017-07 decreased operating income by $4 million and $5 million for the three months ended March 31, 2018 and 2017, respectively, and increased other income by $4 million and $5 million for the same periods.

On February 14, 2018, the FASB issued Accounting Standards Update 2018-02, (ASU 2018-02), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows entities the option to reclassify from accumulated other comprehensive income (“AOCI”) to retained earnings the income tax effects that remain in AOCI resulting from the application of the Tax Act.  ASU 2018-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption of the ASU is permitted, including adoption in any interim period.  We have adopted ASU 2018-02 during the first quarter of 2018.  As a result of this adoption, we have elected to reclassify $300  million from AOCI to retained earnings.  UP has adopted the policy that future income tax effects that are stranded in AOCI will be released only when the entire portfolio of the type of item is liquidated.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Subtopic 842). ASU 2016-02 will require companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. Management is currently evaluating the impact of this standard on our consolidated financial position, results of operations, and cash flows, but expects that the adoption will result in an increase in the Company’s assets and liabilities of over $2 billion.

3. Significant Accounting Policies Update

Our significant accounting policies are detailed in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2017.  Changes to our accounting policies as a result of adopting ASU 2014-09 are discussed below.

Revenue Recognition – Freight revenues are derived from contracts with customers. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Our contracts include private agreements, private rate/letter quotes, public circulars/tariffs, and interline/foreign agreements. The performance obligation in our contracts is typically delivering a specific commodity from a place of origin to a place of destination and our commitment begins with the tendering and acceptance of a freight bill of lading and is satisfied upon delivery at destination. We consider each freight shipment to be a distinct performance obligation.

We recognize freight revenues over time as freight moves from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Outstanding performance obligations related to freight moves in transit totaled $161 million at March 31, 2018 and $154 million at December 31, 2017 and are expected to be recognized in the next quarter as we satisfy our remaining performance obligations and deliver freight to destination. The transaction price is generally specified in a contract and may be dependent on the commodity, origin/destination, and route. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to operating revenues based on actual or projected future customer shipments.

Under typical payment terms, our customers pay us after each performance obligation is satisfied and there are no material contract assets or liabilities associated with our freight revenues. Outstanding freight receivables are presented in our Consolidated Statement of Financial Position as Accounts Receivables, net.

Freight revenue related to interline transportation services that involve other railroads are reported on a net basis.  The portion of the gross amount billed to customers that is remitted by the Company to another party is not reflected as freight revenue.

Other revenues consist primarily of revenues earned by our subsidiaries and accessorial revenues. Non-rail subsidiary revenues are generally recognized over time as shipments move from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Accessorial revenues are recognized at a point in time as performance obligations are satisfied.

4. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. Our operating revenues are primarily derived from contracts with customers for the transportation of freight from origin to destination.  The following table represents a disaggregation of our freight and other revenues:

	Three Months Ended
	March 31,
Millions	2018	2017
Agricultural Products	$1,098	$1,094
Energy	1,173	1,024
Industrial	1,340	1,264
Premium	1,511	1,412
Total freight revenues	$5,122	$4,794
Subsidiary revenues	217	215
Accessorial revenues	121	106
Other revenues	15	17
Total operating revenues	$5,475	$5,132

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $579 million and $566 million, respectively, for the three months ended March 31, 2018, and March 31, 2017.

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

	Three Months Ended
	March 31,
Millions	2018	2017
Stock-based compensation, before tax:
Stock options	$4	$4
Retention awards	21	22
Total stock-based compensation, before tax	$25	$26
Excess tax benefits from equity compensation plans	$15	$22

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2018	2017
Risk-free interest rate	2.6%	2.0%
Dividend yield	2.3%	2.3%
Expected life (years)	5.3	5.3
Volatility	21.1%	21.7%
Weighted-average grant-date fair value of options granted	$21.70	$18.19

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

A summary of stock option activity during the three months ended March 31, 2018, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2018	5,630	$83.37	5.8	yrs.	$286
Granted	800	124.86		N/A	N/A
Exercised	(446)	62.14		N/A	N/A
Forfeited or expired	(8)	86.57		N/A	N/A
Outstanding at March 31, 2018	5,976	$90.50	6.2	yrs.	$263
Vested or expected to vest at March 31, 2018	5,918	$90.33	6.2	yrs.	$261
Options exercisable at March 31, 2018	4,045	$82.73	5.0	yrs.	$209

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant.  None of the stock options outstanding at March 31, 2018, are subject to performance or market-based vesting conditions.

At March 31, 2018, there was $32 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended
	March 31,
Millions	2018	2017
Intrinsic value of stock options exercised	$33	$23
Cash received from option exercises	26	20
Treasury shares repurchased for employee payroll taxes	(8)	(7)
Tax benefit realized from option exercises	8	9
Aggregate grant-date fair value of stock options vested	18	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2018, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2018	2,313	$95.04
Granted	532	125.08
Vested	(611)	87.94
Forfeited	(24)	97.76
Nonvested at March 31, 2018	2,210	$104.20

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At March 31, 2018, there was $133 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.4 years.

Performance Retention Awards – In February 2018, our Board of Directors approved performance stock unit grants. The basic terms of these performance stock units are identical to those granted in February 2017, except for different annual return on invested capital (ROIC) performance targets. The plan also includes relative operating income growth (OIG) as a modifier compared to the companies included in the S&P 500 Industrials Index. We define ROIC as net operating profit adjusted for interest expense (including interest on the present value of operating leases) and taxes on interest divided by average invested capital adjusted for the present value of operating leases. The modifier can be up to +/- 25% of the award earned based on the ROIC achieved.

Stock units awarded to selected employees under these grants are subject to continued employment for 37 months and the attainment of certain levels of ROIC, modified for the relative OIG. We expense the fair value of the units that are probable of being earned based on our forecasted ROIC over the 3-year performance period, and with respect to the third year of the plan, the relative OIG modifier. We measure the fair value of these performance stock units based upon the closing price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. Dividend equivalents are paid to participants only after the units are earned.

The assumptions used to calculate the present value of estimated future dividends related to the February 2018 grant were as follows:

2018
Dividend per share per quarter	$0.73
Risk-free interest rate at date of grant	2.3%

Changes in our performance retention awards during the three months ended March 31, 2018, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2018	1,138	$92.92
Granted	348	117.80
Vested	(94)	112.19
Unearned	(201)	114.97
Forfeited	(5)	78.20
Nonvested at March 31, 2018	1,186	$95.02

At March 31, 2018, there was $56 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.8 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension and OPEB cost were as follows for the three months ended March 31:

	Pension		OPEB
Millions	2018	2017	2018	2017
Service cost	$27	$23	$-	$-
Interest cost	36	35	3	3
Expected return on plan assets	(68)	(66)	-	-
Amortization of actuarial loss	23	20	2	3
Net periodic benefit cost	$18	$12	$5	$6

As a result of the adoption of ASU 2017-07 effective January 1, 2018, only service costs are recorded within compensation and benefits expense, and the other components of net benefit costs are now recorded within other income/(expense).

Cash Contributions

For the three months ended March 31, 2018,  we did not make any cash contributions to the qualified pension plan. Any contributions made during 2018 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2018, we do not have minimum cash funding requirements for 2018.

7. Other Income / (Expense)

Other income / (expense) included the following:

	Three Months Ended
	March 31,
Millions	2018	2017
Early extinguishment of debt [a]	$(85)	$-
Rental income	28	37
Net gain on non-operating asset dispositions [b]	6	34
Interest income	4	2
Net periodic pension and OPEB costs	4	5
Non-operating environmental costs and other	1	(6)
Total	$(42)	$72

[a]2018 includes a debt extinguishment charge for the early redemption of certain bonds and debentures (Note 15).

[b]2017 includes $26 million related to a real estate sale in the first quarter.

8. Income Taxes

On December 22, 2017, The Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act made significant changes to federal tax law, including a reduction in the federal income tax rate from 35% to 21% effective January 1, 2018, 100% bonus depreciation for certain capital expenditures, stricter limits on deductions for interest and certain executive compensation, and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries. As a result of our initial analysis of the Tax Act and existing implementation guidance, we remeasured our deferred tax assets and liabilities and computed our transition tax liability net of offsetting foreign tax credits. This resulted in a $5.9 billion reduction in our income tax expense in the fourth quarter of 2017.  We also recorded a $212 million reduction to our operating expense related to income tax adjustments at equity-method affiliates in the fourth quarter of 2017.

The SEC provided guidance in SAB 118 on accounting for the tax effects of the Tax Act. In accordance with that guidance, some of the income tax effects recorded in 2017 are provisional, including those related to our analysis of 100% bonus depreciation for certain capital expenditures, stricter limits on deductions for certain executive compensation, the one-time transition tax, and the reduction to our operating expense related to income tax adjustments at equity-method affiliates. The accounting for the income tax effects may be adjusted during 2018 as a result of continuing analysis of the Tax Act; additional implementation guidance from the IRS, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation; and new information from domestic or foreign equity affiliates.  We had no material adjustments to our initial analysis of the Tax Act during the first quarter of 2018.

UPC is not currently under examination by the Internal Revenue Service.  The statute of limitations has run for all years prior to 2014.  In 2017, UPC amended its 2013 income tax return, primarily to claim deductions resulting from the resolution of prior year IRS examinations.  The IRS and Joint Committee on Taxation have completed their review of this return and we anticipate receiving a refund of $18 million in the second quarter of 2018.

Several state tax authorities are examining our state tax returns for years 2010 through 2015.

At March 31, 2018, we had a net liability for unrecognized tax benefits of $182 million.

9. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts,
for the Three Months Ended March 31,	2018	2017
Net income	$1,310	$1,072
Weighted-average number of shares outstanding:
Basic	776.4	811.5
Dilutive effect of stock options	1.8	1.8
Dilutive effect of retention shares and units	1.4	1.5
Diluted	779.6	814.8
Earnings per share – basic	$1.69	$1.32
Earnings per share – diluted	$1.68	$1.32
Stock options excluded as their inclusion would be anti-dilutive	0.5	1.6

10. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2018, and 2017, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2018	$(1,029)	$(112)	$(1,141)
Other comprehensive income/(loss) before reclassifications	-	-	-
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	19	-	19
Net year-to-date other comprehensive income/(loss), net of taxes of $(6) million	19	-	19
Reclassification due to ASU 2018-02 adoption (Note 2)	(225)	(75)	(300)
Balance at March 31, 2018	$(1,235)	$(187)	$(1,422)

Balance at January 1, 2017	$(1,132)	$(140)	$(1,272)
Other comprehensive income/(loss) before reclassifications	(3)	9	6
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	14	-	14
Net year-to-date other comprehensive income/(loss), net of taxes of $(14) million	11	9	20
Balance at March 31, 2017	$(1,121)	$(131)	$(1,252)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 6 Retirement Plans for additional details.

11. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At both March 31, 2018, and December 31, 2017, our accounts receivable were reduced by $3 million. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At March 31, 2018, and December 31, 2017, receivables classified as other assets were reduced by allowances of $19 million and $17 million, respectively.

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

The amount outstanding under the Receivables Facility was $650 million and $500 at March 31, 2018, and December 31, 2017, respectively. The Receivables Facility was supported by $1.2 billion and $1.1 billion of accounts receivable as collateral at March 31, 2018, and December 31, 2017, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $4 million and $1 million for the three months ended March 31, 2018, and 2017, respectively.

12. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of March 31, 2018	Cost	Depreciation	Value	Useful Life
Land	$5,271	$ N/A	$5,271	N/A
Road:
Rail and other track material	16,439	5,997	10,442	43
Ties	10,227	2,935	7,292	33
Ballast	5,442	1,533	3,909	34
Other roadway [a]	19,143	3,549	15,594	47
Total road	51,251	14,014	37,237	N/A
Equipment:
Locomotives	9,667	3,737	5,930	19
Freight cars	2,295	985	1,310	24
Work equipment and other	941	277	664	19
Total equipment	12,903	4,999	7,904	N/A
Technology and other	1,099	462	637	11
Construction in progress	647	-	647	N/A
Total	$71,171	$19,475	$51,696	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2017	Cost	Depreciation	Value	Useful Life
Land	$5,258	$ N/A	$5,258	N/A
Road:
Rail and other track material	16,327	5,929	10,398	43
Ties	10,132	2,881	7,251	33
Ballast	5,406	1,509	3,897	34
Other roadway [a]	18,972	3,482	15,490	47
Total road	50,837	13,801	37,036	N/A
Equipment:
Locomotives	9,686	3,697	5,989	19
Freight cars	2,255	983	1,272	24
Work equipment and other	936	267	669	19
Total equipment	12,877	4,947	7,930	N/A
Technology and other	1,105	460	645	11
Construction in progress	736	-	736	N/A
Total	$70,813	$19,208	$51,605	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

13. Accounts Payable and Other Current Liabilities

	Mar. 31,	Dec. 31,
Millions	2018	2017
Accounts payable	$768	$1,013
Income and other taxes payable	641	547
Accrued wages and vacation	388	384
Accrued casualty costs	189	194
Interest payable	165	220
Equipment rents payable	113	110
Other	591	671
Total accounts payable and other current liabilities	$2,855	$3,139

14. Financial Instruments

Short-Term Investments – The Company’s short-term investments consist of time deposits ($90 million as of March 31, 2018). These investments are considered level 2 investments and are valued at amortized cost, which approximates fair value. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.  There were no transfers out of Level 2 during the three months ended March 31, 2018.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At March 31, 2018, the fair value of total debt was $18.0 billion, approximately $0.4 billion more than the carrying value. At December 31, 2017, the fair value of total debt was $18.2 billion, approximately $1.3 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At March 31, 2018, and December 31, 2017, approximately $0 and $155 million, respectively of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

15. Debt

Credit Facilities – At March 31, 2018, we had $1.7 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility during the three months ended March 31, 2018. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in May 2019 under a five-year term and requires UPC to maintain a debt-to-net-worth coverage ratio.

The definition of debt used for purposes of calculating the debt-to-net-worth coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees and unfunded and vested pension benefits under Title IV of ERISA. At March 31, 2018, the Company was in compliance with the debt-to-net-worth coverage ratio, which allows us to carry up to $48.8 billion of debt (as defined in the facility), and we had $17.6 billion of debt (as defined in the facility) outstanding at that date. Under our current financial plans, we expect to continue to satisfy the debt-to-net-worth coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $125 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2018, we issued $1.56 billion and repaid $920 million of commercial paper with maturities ranging from 1 to 34 days, and at March 31, 2018, we had $637 million of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

Shelf Registration Statement and Significant New Borrowings – We filed an automatic shelf registration statement with the SEC that became effective on February 12, 2018.  The Board of Directors authorized the issuance of up to $6 billion of debt securities, replacing the prior Board authorization in July 2016, which had $1.55 billion of authority remaining. Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the three months ended March 31, 2018, we did not issue any debt securities under this registration statement. At March 31, 2018, we had remaining authority to issue up to $6 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of March 31, 2018, and December 31, 2017, we recorded $650 million and $500 million, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 11).

Debt Redemption – On March 15, 2018, we effectively redeemed, in entirety, the Missouri Pacific 5% Income Debentures due 2045, the Chicago and Eastern Illinois 5% Income Debentures due 2054, and the Missouri Pacific 4.75% General Mortgage Income Bonds Series A due 2020 and Series B due 2030.  The debentures had principal outstanding of $96 million and $2 million, respectively, and the bonds had principal outstanding of $30 million and $27 million, respectively.  The bonds and debentures were assumed by the Railroad in the 1982 acquisition of the Missouri Pacific Railroad Company, with a weighted average interest rate of 4.9%.  The carrying value of all four bonds and debentures at the time of redemption was $70 million, due to fair value purchase accounting adjustments related to the acquisition. The redemption resulted in an early extinguishment charge of $85 million in the first quarter of 2018.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $1.8 billion as of March 31, 2018.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 95% of the recorded liability is related to asserted claims and approximately 5% is related to unasserted claims at March 31, 2018. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $272 million to $296 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2018	2017
Beginning balance	$285	$290
Current year accruals	19	19
Changes in estimates for prior years	(11)	4
Payments	(21)	(22)
Ending balance at March 31	$272	$291
Current portion, ending balance at March 31	$70	$65

We have insurance coverage for a portion of the costs incurred to resolve personal injury-related claims, and we have recognized an asset for estimated insurance recoveries at March 31, 2018, and December 31, 2017.  Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 310 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 21 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2018	2017
Beginning balance	$196	$212
Accruals	16	2
Payments	(14)	(11)
Ending balance at March 31	$198	$203
Current portion, ending balance at March 31	$57	$53

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

Guarantees – At both March 31, 2018, and December 31, 2017, we were contingently liable for $33 million in guarantees. The fair value of these obligations as of both March 31, 2018, and December 31, 2017 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At March 31, 2018, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $2.4 billion.

18. Share Repurchase Program

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. As of March 31, 2018, we repurchased a total of $24.4 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during this reporting period.

	Number of Shares Purchased		Average Price Paid
	2018	2017	2018	2017
First quarter	9,259,004	7,531,300	$132.84	$106.55
Remaining number of shares that may be repurchased under current authority			74,388,148

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

From April 1, 2018, through April 25, 2018, we repurchased 2.8 million shares at an aggregate cost of approximately $375 million.

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

UPRR had $1.2  billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both March 31, 2018, and December 31, 2017. TTX car hire expenses of $105 million and $86 million for the three months ended March 31, 2018, and 2017,  respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $68 million and $69 million as of March 31, 2018, and December 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018, Compared to

Three Months Ended March 31, 2017

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2017 Annual Report on Form 10-K. In 2018, there were changes to our significant accounting policies as a result of adopting ASU 2014-09 on January 1, 2018.  See Notes 2 and 3 of the Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.68 per diluted share on net income of $1.3 billion in the first quarter of 2018 compared to earnings of $1.32 per diluted share on net income of $1.1 billion for the first quarter of 2017.  Freight revenues increased 7% in the first quarter compared to the same period in 2017 driven by a 5% increase in average revenue per car (ARC) due to higher fuel surcharge revenue and core pricing gains.  Volume grew 2%, with increased demand in shale-related frac sand, intermodal, petroleum products, and automotive parts shipments, which more than offset declines in grain, coal, and rock shipments.  These top line results contributed to operating income growth of 8% compared to 2017, despite a 22% increase in fuel price.  Net income increased 22%, driven by base business operations and a lower federal tax rate, which was implemented on January 1, 2018, resulting from the passage of The Tax Cuts and Jobs Act (the “Tax Act”) in late 2017.

In the first quarter of 2018, our productivity initiatives yielded approximately $35 million, net of additional expenses due to network operational challenges, including higher labor, equipment rental, locomotive maintenance,  and fuel consumption costs.  Despite our operational challenges, we handled volume growth of 2% with a 1% decline in work force levels, demonstrating progress in  other resource productivity initiatives, including engineering capital projects along with management and administrative reductions.  At the end of the first quarter, approximately 300 employees across all crafts were either furloughed or in alternate work status, and approximately 300 high-horsepower, road locomotives were in storage.

As reported to the Association of American Railroads (AAR) in the first quarter 2018, average train speed decreased 4% to 24.8 miles per hour while average terminal dwell time increased 8% to 33.0 hours compared to the same period of 2017.  Network congestion on key routes and terminals, created in part by high freight car inventory levels, negatively impacted overall fluidity, average train speed, and terminal dwell.  Continued implementation and testing of Positive Train Control across a larger portion of our network also negatively impacted overall average train speed.

Operating Revenues

Millions,			%
for the Three Months Ended March 31,	2018	2017	Change
Freight revenues	$5,122	$4,794	7%
Subsidiary revenues	217	215	1
Accessorial revenues	121	106	14
Other	15	17	(12)
Total	$5,475	$5,132	7%

We generate freight revenues by transporting freight or other materials from our four commodity groups.  Prior to 2018, we reported on six commodity groups, thus 2017 commodity, average revenue per car, and carloadings have been realigned to the new reporting format.  Freight revenues vary with volume (carloads) and ARC. Changes in price, traffic mix and fuel surcharges drive ARC. We provide some of our customers with contractual incentives for meeting or exceeding specified cumulative volumes or shipping to and from specific locations, which we record as reductions to freight revenues based on the actual or projected future shipments. We recognize freight revenues over time as shipments move from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred.

Other revenues consist primarily of revenues earned by our subsidiaries and accessorial revenues. Non-rail subsidiary revenues are generally recognized over time as freight moves from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Accessorial revenues are recognized at a point in time as performance obligations are satisfied.

Freight revenues increased 7% during the first quarter of 2018 compared to 2017 resulting from higher fuel surcharge revenue, core pricing gains, and 2% volume growth.  Growth in frac sand, intermodal, petroleum products, and automotive parts shipments more than offset declines in grain, coal, and rock shipments.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $353 million in the first quarter of 2018 compared to $212 million in the same period of 2017. Higher fuel surcharge revenue resulted from higher year-over-year fuel prices, partially offset by a lag in fuel surcharge recovery due to the sequential increase in fuel price from the fourth quarter of 2017 (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

Non-freight revenues increased in the first quarter of 2018 compared to 2017 driven primarily by higher accessorial revenues associated with carload and container volume growth.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues
Millions,			%
for the Three Months Ended March 31,	2018	2017	Change
Agricultural Products	$1,098	$1,094	-%
Energy	1,173	1,024	15
Industrial	1,340	1,264	6
Premium	1,511	1,412	7
Total	$5,122	$4,794	7%

Revenue Carloads
Thousands,			%
for the Three Months Ended March 31,	2018	2017	Change
Agricultural Products	279	290	(4)%
Energy	419	395	6
Industrial	411	403	2
Premium	1,016	1,000	2
Total	2,125	2,088	2%

Average Revenue per Car			%
for the Three Months Ended March 31,	2018	2017	Change
Agricultural Products	$3,942	$3,768	5%
Energy	2,799	2,593	8
Industrial	3,262	3,140	4
Premium	1,487	1,413	5
Average	$2,411	$2,297	5%

Agricultural Products – Freight revenue from agricultural products shipments was flat in the first quarter of 2018 compared to 2017 as core pricing gains and higher fuel surcharge revenue were offset by a 4% decrease in volumes.  Grain shipments declined 14% in the first quarter compared to 2017 due to continued weakness in U.S. export competitiveness in the global market.  This decrease was partially offset by strength in export fertilizer and ethanol shipments compared to 2017.

Energy – Freight revenue from energy shipments increased 15% in the first quarter of 2018 compared to 2017 due to 6% volume growth, mix of traffic, and higher fuel surcharge revenue.  Continued strength in shale drilling activity and increased proppant intensity per drilling well drove substantial volume growth in frac sand shipments.  Petroleum products shipments also increased due to stronger year-over-year demand for both crude and refined fuel products.  Conversely, coal shipments out of the Powder River Basin (PRB) declined 3% compared to 2017 due to lower natural gas prices and continued market headwinds.  Coal shipments out of Colorado and Utah declined 4% as weaker domestic shipments were partially offset by stronger export demand.

Industrial – Freight revenue from industrial shipments increased 6% in the first quarter of 2018 compared to 2017 due to core pricing gains,  higher fuel surcharge revenue, and 2% volume growth. Volume growth was driven by increased metals shipments due to strength in domestic energy markets, as well as increased growth in government, waste, lumber, and plastics shipments.   Conversely, rock shipments declined due to weather-related delays in Texas.

Premium  – Freight revenue from premium shipments increased 7% in the first quarter compared to 2017 due to higher fuel surcharge revenue, core pricing gains, and 2% volume growth, more than offsetting negative mix of traffic.  Domestic intermodal shipments, including containerized automotive parts, grew 5%,  driven by tighter truck capacity and continued truck-to-rail conversions.  Conversely, international intermodal shipments decreased 2% compared to 2017 due primarily to reduced westbound export shipments.  In addition, finished vehicle shipments decreased 2% resulting from lower production levels in response to softer vehicle sales and high inventories.

Mexico Business  – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 2% to $579 million in the first quarter of 2018 compared to 2017 driven by higher fuel surcharge revenue and core pricing gains.  Volume was flat year-over-year as growth in coal and petroleum products shipments were offset by declines in grain and auto parts shipments.

Operating Expenses

Millions,			%
for the Three Months Ended March 31,	2018	2017	Change
Compensation and benefits	$1,273	$1,262	1%
Purchased services and materials	599	566	6
Fuel	589	460	28
Depreciation	543	520	4
Equipment and other rents	266	276	(4)
Other	266	260	2
Total	$3,536	$3,344	6%

Operating expenses increased $192 million in the first quarter compared to 2017 driven by higher fuel prices, volume-related costs, network operational challenges, depreciation, and increased state and local taxes.  Lower management and administrative wage and benefit costs resulting from the carry-over effect of the workforce reduction plan in 2017,  lower casualty costs, and locomotive and freight car lease expenses partially offset these increases.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the first quarter, expenses increased 1% compared to 2017 due to volume-related costs, network operational challenges, and increased Train, Engine and Yard (TE&Y) training expenses.  Lower management and administrative wage and benefit costs partially offset the increases.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 6% in the first quarter of 2018 compared to the same period of 2017.  Volume-related costs (including higher subsidiary contract services), higher freight car repair expense for leased car expirations, and increased locomotive repair costs to maintain a larger active fleet drove the increase.  We also incurred inflationary cost pressures on transportation-related contract services incurred at our subsidiaries that broker intermodal and transload services.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting recent years’ higher capital spending, increased depreciation expense in the first quarter of 2018 compared to 2017.

Fuel  – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $2.13 per gallon (including taxes and transportation costs) in the first quarter of 2018, compared to $1.75 per gallon in the same period in 2017,  increased expenses by $102 million. In addition, fuel costs were higher as gross ton-miles increased 4% compared to the same period in 2017. The fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands, increased 2% compared to the first quarter of 2017.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense decreased 4% in the first quarter compared to 2017, driven by lower locomotive and freight car lease expenses, combined with higher equity income from certain equity-method affiliates as a result of a legal settlement and the lower federal tax rate implemented January 1, 2018.  Increased car rent expense due to volume growth and slower network velocity partially offset these decreases.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs increased 2% in the first quarter compared to 2017 due to higher state and local taxes and environmental expense.  Lower personal injury expense due to our continued improvement in employee safety performance, reduced costs for destroyed equipment owned by third parties, and lower freight damage expense partially offset these increases compared to 2017.

Non-Operating Items

Millions,			%
for the Three Months Ended March 31,	2018	2017	Change
Other income/(expense)	$(42)	$72	U %
Interest expense	(186)	(172)	8
Income taxes	(401)	(616)	(35)

Other Income/(Expense)  – Other income/(expense) decreased in the first quarter of 2018 as a result of an  $85 million expense associated with early-extinguishment of outstanding debentures and mortgage bonds recognized in the first quarter of 2018.  Higher real estate sale gains in the first quarter of 2017 also drove the year-over-year decrease.

Interest Expense  – Interest expense increased in the first quarter of 2018 compared to 2017 due to an increase in the weighted-average debt level of $17.1 billion in 2018 compared to $15.0 billion in 2017.  The effective interest rate was 4.4% and 4.6% in the first quarter of 2018 and 2017, respectively.

Income Taxes  – Income taxes were lower in the first quarter of 2018 compared to 2017, driven by a lower federal income tax rate due to the enactment of the Tax Act on December 22, 2017.  The Tax Act reduced the federal income tax rate from 35% to 21% effective January 1, 2018.  Our effective tax rates for the first quarter of 2018 and 2017 were 23.4% and 36.5%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the AAR. We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

			%
For the Three Months Ended March 31,	2018	2017	Change
Average train speed (miles per hour)	24.8	25.7	(4)%
Average terminal dwell time (hours)	33.0	30.6	8%
Gross ton-miles (billions)	226.9	218.9	4%
Revenue ton-miles (billions)	117.4	114.1	3%
Operating ratio	64.6	65.2	(0.6)	pts
Employees (average)	41,735	42,069	(1)%

Average Train Speed  – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the AAR, decreased 4% in the first quarter of 2018 compared to the same period in 2017 largely due to network congestion on key routes and terminals, created in part by high freight car inventory levels and execution challenges.  Continued implementation and testing of Positive Train Control across a larger portion of our network also negatively impacted overall average train speed.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time in the first quarter of 2018 increased 8%, compared to the same period of 2017 largely due to network congestion on key routes and terminals, created, in part, by high freight car inventory levels and execution challenges.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles increased 4% and 3%, respectively, during the first quarter of 2018 compared to 2017, driven by a 2% increase in carloadings. Changes in commodity mix drove the variances in year-over-year increases between gross ton-miles, revenue ton-miles and carloads.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our first quarter operating ratio of 64.6% improved 0.6 points mainly driven by core pricing gains and volume growth, which more than offset higher fuel prices and other cost hurdles.

Employees – Employee levels decreased 1% in the first quarter of 2018 compared to the same period in 2017 despite a 2% increase in volume levels.  A smaller capital workforce and fewer management and administrative personnel drove the reduction and more than offset an increase in TE&Y employees in training.

Debt to Capital / Adjusted Debt to Capital

	Mar. 31,	Dec. 31,
Millions, Except Percentages	2018	2017
Debt (a)	$17,588	$16,944
Equity	24,389	24,856
Capital (b)	$41,977	$41,800
Debt to capital (a/b)	41.9%	40.5%

	Mar. 31,	Dec. 31,
Millions, Except Percentages	2018	2017
Debt	$17,588	$16,944
Net present value of operating leases	1,989	2,140
Unfunded pension and OPEB, net of taxes of $145 and $238	473	396
Adjusted debt (a)	20,050	19,480
Equity	24,389	24,856
Adjusted capital (b)	$44,439	$44,336
Adjusted debt to capital (a/b)	45.1%	43.9%

Adjusted debt to capital is a non-GAAP financial measure under SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the total amount of leverage in our capital structure, including off-balance sheet lease obligations, which we generally incur in connection with financing the acquisition of locomotives and freight cars and certain facilities. Operating leases were discounted using 4.4% at March 31, 2018, and 4.6% at December 31, 2017. The discount rate reflects our year-to-date effective interest rate. We monitor the ratio of adjusted debt to capital as we manage our capital structure to balance cost-effective and efficient access to the capital markets with the Corporation’s overall cost of capital. Adjusted debt to capital should be considered in addition to, rather than as a substitute for, debt to capital. The tables above provide reconciliations from debt to capital to adjusted debt to capital.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Three Months Ended March 31,	2018	2017
Cash provided by operating activities	$1,901	$1,883
Cash used in investing activities	(919)	(843)
Cash used in financing activities	(1,209)	(1,268)
Net change in cash and cash equivalents	$(227)	$(228)

Operating Activities

Cash provided by operating activities increased in the first three months of 2018 compared to the same period of 2017 due to higher income, which was partially offset by payments made for past wages as a result of national labor negotiations ratified in late 2017.  Although our reported net income in the first quarter of 2018 reflects the lower federal tax effective January 1, 2018, our first quarter estimated tax payment is not paid until the second quarter.

Investing Activities

Increased capital investments drove higher cash used in investing activities in the first three months of 2018 compared to the same period in 2017.

The table below details cash capital investments:

Millions,
for the Three Months Ended March 31,	2018	2017
Rail and other track material	$128	$154
Ties	114	118
Ballast	45	51
Other [a]	86	89
Total road infrastructure replacements	373	412
Line expansion and other capacity projects	42	11
Commercial facilities	36	20
Total capacity and commercial facilities	78	31
Locomotives and freight cars [b]	300	224
Positive train control	41	76
Technology and other	118	68
Total cash capital investments	$910	$811

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include lease buyouts of $210 million in 2018 and $144 million in 2017.

Capital Plan

As previously stated, we expect our 2018 capital plan to be approximately $3.3 billion, which may be revised if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities decreased $59 million in the first three months of 2018 compared to the same period of 2017 driven by a $533 million net increase in additional debt, partially offset by a $407 million increase in shares repurchased and a $76 million increase in dividends paid.

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

Millions,
for the Three Months Ended March 31,	2018	2017
Cash provided by operating activities	$1,901	$1,883
Cash used in investing activities	(919)	(843)
Dividends paid	(568)	(492)
Free cash flow	$414	$548

Share Repurchase Program

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program.   As of March 31, 2018, we repurchased a total of $24.4 billion of our common stock since the commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during this reporting period.

	Number of Shares Purchased		Average Price Paid
	2018	2017	2018	2017
First quarter	9,259,004	7,531,300	$132.84	$106.55
Remaining number of shares that may be repurchased under current authority			74,388,148

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

From April 1, 2018, through April 25, 2018, we repurchased 2.8 million shares at an aggregate cost of approximately $375 million.

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

The following tables identify material obligations and commitments as of March 31, 2018:

		Apr. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2018	2019	2020	2021	2022	2022	Other
Debt [a]	$29,232	$1,750	$1,756	$1,435	$1,091	$1,331	$21,869	$-
Operating leases [b]	2,450	193	362	298	260	222	1,115	-
Capital lease obligations [c]	981	87	152	161	164	147	270	-
Purchase obligations [d]	3,130	1,566	658	462	260	54	98	32
Other postretirement benefits [e]	467	38	49	49	48	48	235	-
Income tax contingencies [f]	182	60	-	-	-	-	-	122
Total contractual obligations	$36,442	$3,694	$2,977	$2,405	$1,823	$1,802	$23,587	$154

[a]Excludes capital lease obligations of $819 million, as well as unamortized discount and deferred issuance costs of ($793) million. Includes an interest component of $11,670 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]Represents total obligations, including interest component of $162 million.

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

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of March 31, 2018. For amounts where the year of settlement is uncertain, they are included in the Other column.

		Apr. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2018	2019	2020	2021	2022	2022
Credit facilities [a]	$1,700	$-	$1,700	$-	$-	$-	$-
Receivables securitization facility [b]	650	-	650	-	-	-	-
Guarantees [c]	33	11	7	5	5	5	-
Standby letters of credit [d]	20	12	8	-	-	-	-
Total commercial commitments	$2,403	$23	$2,365	$5	$5	$5	$-

[a] None of the credit facility was used as of March 31, 2018.

[b] $650 million of the receivables securitization facility was utilized as of March 31, 2018, which is accounted for as debt. The full program matures in July 2019.

[c]Includes guaranteed obligations related to our affiliated operations.

[d]None of the letters of credit were drawn upon as of March 31, 2018.

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

Accounting Pronouncements – See Note 2 to the Condensed Consolidated Financial Statements.

Labor Agreements – The U.S. Class I railroads have been in collective bargaining with rail labor unions since January 2015. Existing agreements remain in effect until new agreements are ratified or the Railway Labor Act’s (RLA) procedures (which include mediation, potential arbitration, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention) are exhausted.  Through industry and local negotiations, UPRR reached tentative agreements with 12 of our 14 major rail unions.  Of those, nine unions (representing nearly 70% of our agreement work force) have ratified the agreements by significant margins.  A coalition of two unions (representing about 20% of our agreement work force) has agreed to the wage pattern contained in the tentative agreement, and to pursue final and binding arbitration to decide health plan design.  That arbitration is scheduled for early May.  Although the tentative agreement failed ratification with three unions, one union has accepted the agreement by executive action and the other two are either out for re-balloting or are in mediation with the National Mediation Board.  Under the RLA, the National Mediation Board controls the timing of when to terminate mediation, moving the parties to either arbitration or presentations to a Presidential Emergency Board.

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

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our 2017 Annual Report on Form 10-K, filed February 9, 2018, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2017 Annual Report on Form 10-K.

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

On May 2, 2015, a UPRR train en route from Chicago, Illinois to St. Louis, Missouri experienced an accidental release of diesel fuel in the vicinity of Sidney, Illinois. On May 29, 2015, the Railroad entered into an agreed-upon interim order to perform a comprehensive site investigation and remedial measures at the release site. On March 13, 2017, the State of Illinois issued a demand for $125,000 in civil penalties as part of the ongoing enforcement action.  UPRR entered into a settlement agreement with the State on March 2, 2018, to resolve this matter.  Under the terms of the agreement, UPRR agreed to pay a $70,000 penalty and $17,659 to reimburse the State for its investigation and enforcement costs.

Certain California District Attorneys’ sent a notice letter to UPRR of various environmental compliance violations beginning in 2010 in five counties in California.  The Railroad has been involved in discussions with the district attorneys of Placer, Butte, Nevada, San Joaquin and San Bernardino counties (District Attorneys) regarding the various alleged environmental violations.  The Railroad is currently in settlement negotiations with the District Attorneys with respect to the alleged violations.  The District Attorneys are seeking penalties that may exceed the reporting threshold.

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7 of our 2017 Annual Report on Form 10-K.

Other Matters

Antitrust Litigation - As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. Currently, UPRR and three other Class I railroads are the named defendants in the lawsuit. For additional information on this lawsuit, please refer to Item 3. Legal Proceedings, under Other Matters, Antitrust Litigation in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2017.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow).  The parties are currently conducting discovery in this matter.    For additional information on Oxbow, please refer to Item 3. Legal Proceedings, under Other Matters, Antitrust Litigation in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2017.

We continue to deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2018:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jan. 1 through Jan. 31	1,562,752	$136.25	1,511,102	82,136,050
Feb. 1 through Feb. 28	4,058,578	130.35	3,783,000	78,353,050
Mar. 1 through Mar. 31	3,974,621	134.00	3,964,902	74,388,148
Total	9,595,951	$132.82	9,259,004	N/A

[a]

Total number of shares purchased during the quarter includes 336,947 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Dividend Restrictions – Our revolving credit facility includes a debt-to-net worth covenant (discussed in Note 15 of the Condensed Consolidated Financial Statements) that, under certain circumstances, restricts the payment of cash dividends to our shareholders. The amount of retained earnings available for dividends was $15.6 billion and $16.4 billion at March 31, 2018, and December 31, 2017, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement
12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2018 and 2017.
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz and Robert M. Knight, Jr.
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 (filed with the SEC on April 26, 2018), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended March 31, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2018 and 2017, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2018 and 2017, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated:  April 26, 2018

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)