Form 10-Q
period 2018-06-30
UNION PACIFIC CORP
filed 2018-07-19
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

☐

As of July 13,  2018, there were 739,494,449 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended June 30,	2018	2017
Operating revenues:
Freight revenues	$5,317	$4,906
Other revenues	355	344
Total operating revenues	5,672	5,250
Operating expenses:
Compensation and benefits	1,241	1,204
Fuel	643	434
Purchased services and materials	630	597
Depreciation	546	525
Equipment and other rents	265	273
Other	248	219
Total operating expenses	3,573	3,252
Operating income	2,099	1,998
Other income (Note 7)	42	50
Interest expense	(203)	(179)
Income before income taxes	1,938	1,869
Income taxes	(429)	(701)
Net income	$1,509	$1,168
Share and Per Share (Note 9):
Earnings per share - basic	$1.98	$1.45
Earnings per share - diluted	$1.98	$1.45
Weighted average number of shares - basic	760.5	804.1
Weighted average number of shares - diluted	763.7	807.2
Dividends declared per share	$0.73	$0.605

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended June 30,	2018	2017
Net income	$1,509	$1,168
Other comprehensive income/(loss):
Defined benefit plans	18	15
Foreign currency translation	(24)	16
Total other comprehensive income/(loss) [a]	(6)	31
Comprehensive income	$1,503	$1,199

[a]Net of deferred taxes of $(7) million and $(18) million during the three months ended June 30, 2018, and 2017, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Six Months Ended June 30,	2018	2017
Operating revenues:
Freight revenues	$10,439	$9,700
Other revenues	708	682
Total operating revenues	11,147	10,382
Operating expenses:
Compensation and benefits	2,514	2,466
Fuel	1,232	894
Purchased services and materials	1,229	1,163
Depreciation	1,089	1,045
Equipment and other rents	531	549
Other	514	479
Total operating expenses	7,109	6,596
Operating income	4,038	3,786
Other income (Note 7)	-	122
Interest expense	(389)	(351)
Income before income taxes	3,649	3,557
Income taxes	(830)	(1,317)
Net income	$2,819	$2,240
Share and Per Share (Note 9):
Earnings per share - basic	$3.67	$2.77
Earnings per share - diluted	$3.65	$2.76
Weighted average number of shares - basic	768.4	807.8
Weighted average number of shares - diluted	771.6	811.0
Dividends declared per share	$1.46	$1.21

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Six Months Ended June 30,	2018	2017
Net income	$2,819	$2,240
Other comprehensive income/(loss):
Defined benefit plans	37	26
Foreign currency translation	(24)	25
Total other comprehensive income/(loss) [a]	13	51
Comprehensive income	$2,832	$2,291

[a]   Net of deferred taxes of $(13) million and $(32) million during the six months ended June 30, 2018, and 2017, respectively.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	June 30,	December 31,
Millions, Except Share and Per Share Amounts	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,604	$1,275
Short-term investments (Note 14)	90	90
Accounts receivable, net (Note 11)	1,634	1,493
Materials and supplies	772	749
Other current assets	394	399
Total current assets	4,494	4,006
Investments	1,856	1,809
Net properties (Note 12)	51,947	51,605
Other assets	392	386
Total assets	$58,689	$57,806
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 13)	$2,916	$3,139
Debt due within one year (Note 15)	1,456	800
Total current liabilities	4,372	3,939
Debt due after one year (Note 15)	21,357	16,144
Deferred income taxes	11,109	10,936
Other long-term liabilities	1,942	1,931
Commitments and contingencies (Note 17)
Total liabilities	38,780	32,950
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,111,791,910 and 1,111,371,304 issued; 739,460,041 and 780,917,756
outstanding, respectively	2,779	2,778
Paid-in-surplus	3,778	4,476
Retained earnings	43,311	41,317
Treasury stock	(28,531)	(22,574)
Accumulated other comprehensive loss (Note 10)	(1,428)	(1,141)
Total common shareholders' equity	19,909	24,856
Total liabilities and common shareholders' equity	$58,689	$57,806

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Six Months Ended June 30,	2018	2017
Operating Activities
Net income	$2,819	$2,240
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,089	1,045
Deferred and other income taxes	204	298
Other operating activities, net	303	119
Changes in current assets and liabilities:
Accounts receivable, net	(141)	(99)
Materials and supplies	(23)	(9)
Other current assets	(107)	(114)
Accounts payable and other current liabilities	(255)	(59)
Income and other taxes	144	38
Cash provided by operating activities	4,033	3,459
Investing Activities
Capital investments	(1,614)	(1,589)
Purchases of short-term investments (Note 14)	(60)	(90)
Maturities of short-term investments (Note 14)	60	60
Proceeds from asset sales	31	70
Other investing activities, net	(42)	(15)
Cash used in investing activities	(1,625)	(1,564)
Financing Activities
Debt issued (Note 15)	6,892	1,186
Share repurchase programs (Note 18)	(6,693)	(1,611)
Debt repaid	(1,295)	(444)
Dividends paid	(1,125)	(980)
Net issuance of commercial paper	196	-
Other financing activities, net	(54)	(37)
Cash used in financing activities	(2,079)	(1,886)
Net change in cash and cash equivalents	329	9
Cash and cash equivalents at beginning of year	1,275	1,277
Cash and cash equivalents at end of period	$1,604	$1,286
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$141	$106
Capital lease financings	12	-
Common shares repurchased but not yet paid	-	41
Cash (paid for)/received from:
Income taxes, net of refunds	$(474)	$(977)
Interest, net of amounts capitalized	(361)	(336)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2017	1,111.0	(295.2)	$ 2,777	$ 4,421	$ 32,587	$ (18,581)	$ (1,272)	$ 19,932
Net income			-	-	2,240	-	-	2,240
Other comprehensive income			-	-	-	-	51	51
Conversion, stock option exercises, forfeitures, and other	0.4	0.6	1	10	-	13	-	24
Share repurchase programs (Note 18)	-	(15.3)	-	-	-	(1,652)	-	(1,652)
Cash dividends declared ($1.21 per share)	-	-	-	-	(980)	-	-	(980)
Balance at June 30, 2017	1,111.4	(309.9)	$ 2,778	$ 4,431	$ 33,847	$ (20,220)	$ (1,221)	$ 19,615

Balance at January 1, 2018	1,111.4	(330.5)	$ 2,778	$ 4,476	$ 41,317	$ (22,574)	$ (1,141)	$ 24,856
Net income			-	-	2,819	-	-	2,819
Other comprehensive income			-	-	-	-	13	13
Conversion, stock option exercises, forfeitures, and other	0.4	0.7	1	22	-	16	-	39
Share repurchase programs (Note 18)	-	(42.5)	-	(720)	-	(5,973)	-	(6,693)
Cash dividends declared ($1.46 per share)	-	-	-	-	(1,125)	-	-	(1,125)
Reclassification due to ASU 2018-02 adoption (Note 2)	-	-	-	-	300	-	(300)	-
Balance at June 30, 2018	1,111.8	(372.3)	$ 2,779	$ 3,778	$ 43,311	$ (28,531)	$ (1,428)	$ 19,909

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2017 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2017, is derived from audited financial statements. The results of operations for the six months ended June 30, 2018, are not necessarily indicative of the results for the entire year ending December 31, 2018.

The Condensed Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

2. Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. This may require the use of more judgment and estimates in order to correctly recognize the revenue expected as an outcome of each specific performance obligation. Additionally, this guidance requires the disclosure of the nature, amount, and timing of revenue arising from contracts so as to aid in the understanding of the users of financial statements.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires the service cost component be reported separately from the other components of net benefit costs in the income statement, provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement, and allows only the service cost component of net benefit cost to be eligible for capitalization. Effective January 1, 2018, we adopted the standard on a retrospective basis.    As a result of the adoption, only service costs are recorded within compensation and benefits expense, and the other components of net benefit costs are now recorded within other income. The retrospective adoption of ASU 2017-07 is shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2018	2017	2018	2017
Increase/(decrease) in operating income	$(4)	(7)	$(8)	$(12)
Increase/(decrease) in other income	4	7	8	12

On February 14, 2018, the FASB issued Accounting Standards Update 2018-02, (ASU 2018-02), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows entities the option to reclassify from accumulated other comprehensive income (“AOCI”) to retained earnings the income tax effects that remain stranded in AOCI resulting from the application of the Tax Act.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018.  Early adoption of the ASU is permitted.  We adopted ASU 2018-02 during the first quarter of 2018.  As a result of this adoption, we elected to reclassify $300  million from AOCI to retained earnings.  We adopted the policy that future income tax effects that are stranded in AOCI will be released only when the entire portfolio of the type of item is liquidated.

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

We recognize freight revenues over time as freight moves from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Outstanding performance obligations related to freight moves in transit totaled $177 million at June 30, 2018 and $154 million at December 31, 2017 and are expected to be recognized in the next quarter as we satisfy our remaining performance obligations and deliver freight to destination. The transaction price is generally specified in a contract and may be dependent on the commodity, origin/destination, and route. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to operating revenues based on actual or projected future customer shipments.

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

Other revenues consist primarily of revenues earned by our other subsidiaries (primarily logistics and commuter rail operations) and accessorial revenues. Other subsidiary revenues are generally recognized over time as shipments move from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Accessorial revenues are recognized at a point in time as performance obligations are satisfied.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2018	2017	2018	2017
Agricultural Products	$1,114	$1,064	$2,212	$2,158
Energy	1,111	1,057	2,284	2,081
Industrial	1,437	1,334	2,777	2,598
Premium	1,655	1,451	3,166	2,863
Total freight revenues	$5,317	$4,906	$10,439	$9,700
Other subsidiary revenues	211	222	428	437
Accessorial revenues	126	108	247	214
Other	18	14	33	31
Total operating revenues	$5,672	$5,250	$11,147	$10,382

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $635 million and $576 million, respectively, for the three months ended June 30, 2018, and June 30, 2017, and $1,214 million and $1,142 million, respectively for the six months ended June 30, 2018, and June 30, 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2018	2017	2018	2017
Stock-based compensation, before tax:
Stock options	$4	$5	$8	$9
Retention awards	22	22	43	44
Total stock-based compensation, before tax	$26	$27	$51	$53
Excess tax benefits from equity compensation plans	$4	$3	$19	$25

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

A summary of stock option activity during the six months ended June 30, 2018, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2018	5,630	$83.37	5.8	yrs.	$286
Granted	800	124.86		N/A	N/A
Exercised	(638)	64.23		N/A	N/A
Forfeited or expired	(85)	93.75		N/A	N/A
Outstanding at June 30, 2018	5,707	$91.17	5.9	yrs.	$288
Vested or expected to vest at June 30, 2018	5,652	$90.99	5.9	yrs.	$287
Options exercisable at June 30, 2018	3,878	$83.48	4.6	yrs.	$226

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at June 30, 2018, are subject to performance or market-based vesting conditions.

At June 30, 2018, there was $27 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2018	2017	2018	2017
Intrinsic value of stock options exercised	$14	$7	$47	$30
Cash received from option exercises	19	8	45	28
Treasury shares repurchased for employee payroll taxes	(5)	(2)	(13)	(9)
Tax benefit realized from option exercises	4	2	12	11
Aggregate grant-date fair value of stock options vested	-	-	18	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2018, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2018	2,313	$95.04
Granted	533	125.11
Vested	(617)	88.06
Forfeited	(58)	101.05
Nonvested at June 30, 2018	2,171	$104.25

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At June 30, 2018, there was $116 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2018 grant were as follows:

2018
Dividend per share per quarter	$0.73
Risk-free interest rate at date of grant	2.3%

Changes in our performance retention awards during the six months ended June 30, 2018, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2018	1,138	$92.92
Granted	348	117.80
Vested	(94)	112.19
Unearned	(201)	114.97
Forfeited	(65)	87.01
Nonvested at June 30, 2018	1,126	$95.41

At June 30, 2018, there was $51 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.6 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Millions	2018	2017	2018	2017
Service cost	$26	$22	$53	$45
Interest cost	36	36	72	71
Expected return on plan assets	(68)	(66)	(136)	(132)
Amortization of actuarial loss	22	19	45	39
Net periodic pension cost	$16	$11	$34	$23

The components of our net periodic OPEB cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Millions	2018	2017	2018	2017
Service cost	$1	$1	$1	$1
Interest cost	2	2	5	5
Amortization of prior service cost	1	-	1	-
Amortization of actuarial loss	3	2	5	5
Net periodic OPEB cost	$7	$5	$12	$11

As a result of the adoption of ASU 2017-07 effective January 1, 2018, only service costs are recorded within compensation and benefits expense, and the other components of net benefit costs are now recorded within other income.

Cash Contributions

For the six months ended June 30, 2018, we did not make any cash contributions to the qualified pension plan. Any contributions made during 2018 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2018, we do not have minimum cash funding requirements for 2018.

7. Other Income

Other income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Millions	2018	2017	2018	2017
Early extinguishment of debt [a]	$-	$-	$(85)	$-
Rental income	30	26	58	63
Net gain on non-operating asset dispositions [b]	7	11	13	45
Interest income	5	4	9	6
Net periodic pension and OPEB costs	4	7	8	12
Non-operating environmental costs and other	(4)	2	(3)	(4)
Total	$42	$50	$-	$122

[a]2018 includes a debt extinguishment charge for the early redemption of certain bonds and debentures in the first quarter (Note 15).

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

The SEC provided guidance in SAB 118 on accounting for the tax effects of the Tax Act. In accordance with that guidance, some of the income tax effects recorded in 2017 are provisional, including those related to our analysis of 100% bonus depreciation for certain capital expenditures, stricter limits on deductions for certain executive compensation, the one-time transition tax, and the reduction to our operating expense related to income tax adjustments at equity-method affiliates. The accounting for the income tax effects may be adjusted during 2018 as a result of continuing analysis of the Tax Act; additional implementation guidance from the IRS, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation; and new information from domestic or foreign equity affiliates.  We had no material adjustments to our initial analysis of the Tax Act during the second quarter of 2018.

UPC is not currently under examination by the Internal Revenue Service.  The statute of limitations has run for all years prior to 2014.  In 2017, UPC amended its 2013 income tax return, primarily to claim deductions resulting from the resolution of prior year IRS examinations.  The IRS and Joint Committee on Taxation have completed their review of this return, and in the second quarter of 2018 we received a refund of $19 million.

Several state tax authorities are examining our state tax returns for years 2010 through 2016.

In May of 2018, Iowa enacted legislation to reduce its corporate tax rate beginning in 2021.  The rate change reduced our deferred tax expense by $17 million in the second quarter of 2018.

In June of 2018, Missouri enacted legislation to reduce its corporate tax rate beginning in 2020. The rate change reduced our deferred tax expense by $14 million in the second quarter.

At June 30, 2018, we had a net liability for unrecognized tax benefits of $224 million.

9. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions, Except Per Share Amounts	2018	2017	2018	2017
Net income	$1,509	$1,168	$2,819	$2,240
Weighted-average number of shares outstanding:
Basic	760.5	804.1	768.4	807.8
Dilutive effect of stock options	1.8	1.8	1.8	1.8
Dilutive effect of retention shares and units	1.4	1.3	1.4	1.4
Diluted	763.7	807.2	771.6	811.0
Earnings per share – basic	$1.98	$1.45	$3.67	$2.77
Earnings per share – diluted	$1.98	$1.45	$3.65	$2.76
Stock options excluded as their inclusion would be anti-dilutive	0.8	1.9	0.7	1.8

10. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2018, and 2017, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at April 1, 2018	$(1,235)	$(187)	$(1,422)
Other comprehensive income/(loss) before reclassifications	(1)	(24)	(25)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	19	-	19
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(7) million	18	(24)	(6)
Balance at June 30, 2018	$(1,217)	$(211)	$(1,428)

Balance at April 1, 2017	$(1,121)	$(131)	$(1,252)
Other comprehensive income/(loss) before reclassifications	1	16	17
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	14	-	14
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(18) million	15	16	31
Balance at June 30, 2017	$(1,106)	$(115)	$(1,221)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 6 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2018	$(1,029)	$(112)	$(1,141)
Other comprehensive income/(loss) before reclassifications	(1)	(24)	(25)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	38	-	38
Net year-to-date other comprehensive income/(loss), net of taxes of $(13) million	37	(24)	13
Reclassification due to ASU 2018-02 adoption (Note 2)	(225)	(75)	(300)
Balance at June 30, 2018	$(1,217)	$(211)	$(1,428)

Balance at January 1, 2017	$(1,132)	$(140)	$(1,272)
Other comprehensive income/(loss) before reclassifications	(2)	25	23
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	28	-	28
Net year-to-date other comprehensive income/(loss), net of taxes of $(32) million	26	25	51
Balance at June 30, 2017	$(1,106)	$(115)	$(1,221)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 6 Retirement Plans for additional details.

11. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At both June 30, 2018, and December 31, 2017, our accounts receivable were reduced by $3 million. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At June 30, 2018, and December 31, 2017, receivables classified as other assets were reduced by allowances of $24 million and $17 million, respectively.

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

The amount outstanding under the Receivables Facility was $400 million and $500 million at June 30, 2018, and December 31, 2017, respectively. The Receivables Facility was supported by $1.3 billion and $1.1 billion of accounts receivable as collateral at June 30, 2018, and December 31, 2017, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $4 million and $2 million for the three months ended June 30, 2018, and 2017, respectively, and $8 million and $3 million for the six months ended June 30, 2018, and 2017, respectively.

12. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of June 30, 2018	Cost	Depreciation	Value	Useful Life
Land	$5,272	$ N/A	$5,272	N/A
Road:
Rail and other track material	16,551	6,044	10,507	43
Ties	10,311	2,981	7,330	33
Ballast	5,482	1,553	3,929	34
Other roadway [a]	19,268	3,625	15,643	48
Total road	51,612	14,203	37,409	N/A
Equipment:
Locomotives	9,747	3,828	5,919	19
Freight cars	2,292	999	1,293	24
Work equipment and other	958	288	670	19
Total equipment	12,997	5,115	7,882	N/A
Technology and other	1,126	481	645	11
Construction in progress	739	-	739	N/A
Total	$71,746	$19,799	$51,947	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2017	Cost	Depreciation	Value	Useful Life
Land	$5,258	$ N/A	$5,258	N/A
Road:
Rail and other track material	16,327	5,929	10,398	43
Ties	10,132	2,881	7,251	33
Ballast	5,406	1,509	3,897	34
Other roadway [a]	18,972	3,482	15,490	47
Total road	50,837	13,801	37,036	N/A
Equipment:
Locomotives	9,686	3,697	5,989	19
Freight cars	2,255	983	1,272	24
Work equipment and other	936	267	669	19
Total equipment	12,877	4,947	7,930	N/A
Technology and other	1,105	460	645	11
Construction in progress	736	-	736	N/A
Total	$70,813	$19,208	$51,605	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

13. Accounts Payable and Other Current Liabilities

	Jun. 30,	Dec. 31,
Millions	2018	2017
Accounts payable	$844	$1,013
Income and other taxes payable	579	547
Accrued wages and vacation	380	384
Interest payable	223	220
Accrued casualty costs	202	194
Equipment rents payable	118	110
Other	570	671
Total accounts payable and other current liabilities	$2,916	$3,139

14. Financial Instruments

Short-Term Investments – The Company’s short-term investments consist of time deposits ($90 million as of June 30, 2018). These investments are considered level 2 investments and are valued at amortized cost, which approximates fair value. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.  There were no transfers out of Level 2 during the six months ended June 30, 2018.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At June 30, 2018, the fair value of total debt was $22.7 billion, approximately $0.1 billion less than the carrying value. At December 31, 2017, the fair value of total debt was $18.2 billion, approximately $1.3 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. At June 30, 2018, and December 31, 2017, approximately $0 and $155 million, respectively of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

15. Debt

Credit Facilities –  During the second quarter of 2018, we replaced our $1.7 billion revolving credit facility, which was scheduled to expire in May 2019, with a new $2.0 billion facility that expires in June 2023 (the facility).  The facility is based on substantially similar terms as those in the previous credit facility. At June 30, 2018, we had $2.0 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on either facility at any time during the six months ended June 30, 2018. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The prior facility required UPC to maintain a debt-to-net-worth coverage ratio. The new five-year facility requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At June 30, 2018, the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $36.5 billion of debt (as defined in the facility), and we had $23.7 billion of debt (as defined in the facility) outstanding at that date. Under our current financial plans, we expect to continue to satisfy the debt-to-EBITDA coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The facility also includes a $150 million cross-default provision and a change-of-control provision.

During the six months ended June 30, 2018, we issued $4.26 billion and repaid $4.06 billion of commercial paper with maturities ranging from 1 to 34 days, and at June 30, 2018, we had $200 million of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the facility.

In May 2018, we entered into a bilateral uncommitted line of credit agreement which matures in August 2018 with $1.0 billion of credit available.  During the three months ended June 30, 2018, we drew and repaid $750 million and at June 30, 2018 had $0 outstanding.  We used the proceeds for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs.

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

During the six months ended June 30, 2018, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
June 8, 2018	$600 million of 3.200% Notes due June 8, 2021
$650 million of 3.500% Notes due June 8, 2023
$500 million of 3.750% Notes due July 15, 2025
$1.5 billion of 3.950% Notes due September 10, 2028
$750 million of 4.375% Notes due September 10, 2038
$1.5 billion of 4.500% Notes due September 10, 2048
$500 million of 4.800% Notes due September 10, 2058

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At June 30, 2018, we had no  remaining authority under our shelf registration.

Receivables Securitization Facility – As of June 30, 2018, and December 31, 2017, we recorded $400 million and $500 million, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 11).

Debt Redemption – Effective as of March 15, 2018, we redeemed, in entirety, the Missouri Pacific 5% Income Debentures due 2045, the Chicago and Eastern Illinois 5% Income Debentures due 2054, and the Missouri Pacific 4.75% General Mortgage Income Bonds Series A due 2020 and Series B due 2030.  The debentures had principal outstanding of $96 million and $2 million, respectively, and the bonds had principal outstanding of $30 million and $27 million, respectively.  The bonds and debentures were assumed by the Railroad in the 1982 acquisition of the Missouri Pacific Railroad Company, with a weighted average interest rate of 4.9%.  The carrying value of all four bonds and debentures at the time of redemption was $70 million, due to fair value purchase accounting adjustments related to the acquisition. The redemption resulted in an early extinguishment charge of $85 million in the first quarter of 2018.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $1.8 billion as of June 30, 2018.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at June 30, 2018. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $269 million to $294 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2018	2017
Beginning balance	$285	$290
Current year accruals	35	38
Changes in estimates for prior years	(17)	(3)
Payments	(34)	(40)
Ending balance at June 30	$269	$285
Current portion, ending balance at June 30	$68	$69

We have insurance coverage for a portion of the costs incurred to resolve personal injury-related claims, and we have recognized an asset for estimated insurance recoveries at June 30, 2018, and December 31, 2017.  Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 324 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 21 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2018	2017
Beginning balance	$196	$212
Accruals	36	18
Payments	(26)	(26)
Ending balance at June 30	$206	$204
Current portion, ending balance at June 30	$59	$56

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

Guarantees – At both June 30, 2018, and December 31, 2017, we were contingently liable for $33 million in guarantees. The fair value of these obligations as of both June 30, 2018, and December 31, 2017 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At June 30, 2018, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $2.5 billion.

18. Share Repurchase Programs

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. As of June 30, 2018, we repurchased a total of $29.1 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during this reporting period.

	Number of Shares Purchased		Average Price Paid
	2018	2017	2018	2017
First quarter	9,259,004	7,531,300	$132.84	$106.55
Second quarter [a]	33,229,992	7,788,283	142.74	109.10
Total	42,488,996	15,319,583	$140.58	$107.85
Remaining number of shares that may be repurchased under current authority			41,158,156

[a]	Includes 19,870,292 shares repurchased in June 2018 under ASRs.

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

Accelerated Share Repurchase Programs – On June 14, 2018, the Company established accelerated share repurchase programs (“ASRs”) with two financial institutions to repurchase shares of our common stock.  On June 15, 2018, the Company received 19,870,292 shares of its common stock repurchased under the ASRs for an aggregate of $3.6 billion.  When the shares were received, the exchange was accounted for as an equity transaction with $2.9 billion of the aggregate amount allocated to treasury stock and the remaining $0.7 billion allocated to paid-in-surplus.  The Company reflected the shares received as a repurchase of common stock in the weighted average common shares outstanding calculation for basic and diluted earnings per share.

Under these ASRs, we paid a specified amount to the financial institutions and received an initial delivery of shares.  This delivery of shares represents the initial and likely minimum number of shares that we may receive under the ASRs.  The final number of shares to be repurchased under the ASRs will be based on the volume weighted average stock price of the Company’s common stock during the ASR term, less a discount and subject to potential adjustments pursuant to the terms of such ASR. The final settlement is expected to be completed prior to the end of the fourth quarter of 2018, but the ASRs may be terminated early in certain circumstances.

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

UPRR had $1.2 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both June 30, 2018, and December 31, 2017. TTX car hire expenses of $110 million and $97 million for the three months ended June 30, 2018, and 2017, respectively, and $217 million and $184 million for the six months ended June 30, 2018, and 2017, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $73 million and $69 million as of June 30, 2018, and December 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2018, Compared to

Three and Six Months Ended June 30, 2017

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

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.98 per diluted share on net income of $1.5 billion in the second quarter of 2018 compared to earnings of $1.45 per diluted share on net income of $1.2 billion for the second quarter of 2017.  Freight revenues increased 8% in the second quarter compared to the same period in 2017 driven by 4% growth in volume, a 4% increase in average revenue per car (ARC), resulting from higher fuel surcharge revenue and core pricing gains, partially offset by negative mix of traffic.  Growth in shipments of international and domestic intermodal, frac sand, construction products, metals, petroleum products, industrial chemicals, plastics, and lumber more than offset declines in coal and agricultural products shipments.    These top line results contributed to operating income growth of 5% compared to 2017, despite a 36% increase in fuel price.  Net income increased 29%, driven by base business operations and a lower federal tax rate, which was implemented on January 1, 2018, resulting from the passage of The Tax Cuts and Jobs Act (the “Tax Act”) in late 2017.

While we generated productivity savings during the second quarter of 2018 in a number of different areas, they were entirely offset by about $65 million in additional costs due to our continued operational challenges, including higher labor, equipment rental, locomotive maintenance, and fuel consumption costs.  Although our network performance improved sequentially in April and May from the first quarter, a major tunnel outage in our Western region in late May negatively impacted network operations in June with train delays, reroutes, extended transit times, and consumption of additional locomotives and crews.  Despite these challenges, we handled volume growth of 4% with workforce levels flat compared to the second quarter of 2017, demonstrating progress in other resource productivity initiatives, including engineering capital projects and management and administrative reductions.  At the end of the second quarter, approximately 250 employees across all crafts were furloughed, and approximately 200 high-horsepower, road locomotives were in storage.

Although we realized sequential improvement in our average terminal dwell time in the second quarter of 2018 compared to the first quarter of 2018, both our average train speed and average terminal dwell in the second quarter of 2018 still lagged when compared to 2017.  As reported to the Association of American Railroads (AAR) in the second quarter 2018, average train speed decreased 3% compared to 2017 to 24.7 miles per hour, while average terminal dwell time increased 4% to 29.5 hours compared to the same period of 2017.  Network congestion on key routes and in terminals created, in part, by high freight car inventory levels negatively impacted overall fluidity, average train speed, and terminal dwell.  The tunnel outage in late May and continued implementation and testing of Positive Train Control across a larger portion of our network also negatively impacted overall average train speed.

Operating Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2018	2017	Change	2018	2017	Change
Freight revenues	$5,317	$4,906	8%	$10,439	$9,700	8%
Other subsidiary revenues	211	222	(5)	428	437	(2)
Accessorial revenues	126	108	17	247	214	15
Other	18	14	29	33	31	6
Total	$5,672	$5,250	8%	$11,147	$10,382	7%

We generate freight revenues by transporting freight or other materials from our four commodity groups.  Prior to 2018, we reported on six commodity groups, thus 2017 freight revenue, average revenue per car, and carloadings have been realigned to the new reporting format.  Freight revenues vary with volume (carloads) and ARC. Changes in price, traffic mix and fuel surcharges drive ARC. We provide some of our customers with contractual incentives for meeting or exceeding specified cumulative volumes or shipping to and from specific locations, which we record as reductions to freight revenues based on the actual or projected future shipments. We recognize freight revenues over time as shipments move from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred.

Other revenues consist primarily of revenues earned by our other subsidiaries (primarily logistics and commuter rail operations) and accessorial revenues. Other subsidiary revenues are generally recognized over time as shipments move from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Accessorial revenues are recognized at a point in time as performance obligations are satisfied.

Freight revenues increased 8% during the second quarter of 2018 compared to 2017, resulting from 4% volume growth, higher fuel surcharge revenue, and core pricing gains, partially offset by negative mix of traffic.  Growth in shipments of international and domestic intermodal, frac sand, construction products, metals, petroleum products, industrial chemicals, plastics, and lumber more than offset declines in coal and agricultural products shipments.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $412 million in the second quarter of 2018 compared to $234 million in the same period of 2017.  Higher fuel surcharge revenue resulted from higher year-over-year fuel prices, partially offset by a lag in fuel surcharge recovery due to the sequential increase in fuel price from the first quarter of 2018 (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

Other revenues increased in the second quarter and year-to-date period compared to 2017 driven primarily by higher accessorial revenues associated with carload and container volume growth.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Six Months Ended
Freight Revenues	June 30,			June 30,
Millions	2018	2017	Change	2018	2017	Change
Agricultural Products	$1,114	$1,064	5%	$2,212	$2,158	3%
Energy	1,111	1,057	5	2,284	2,081	10
Industrial	1,437	1,334	8	2,777	2,598	7
Premium	1,655	1,451	14	3,166	2,863	11
Total	$5,317	$4,906	8%	$10,439	$9,700	8%

	Three Months Ended			Six Months Ended
Revenue Carloads	June 30,			June 30,
Thousands,	2018	2017	Change	2018	2017	Change
Agricultural Products	285	289	(1)%	564	579	(3)%
Energy	387	391	(1)	806	786	3
Industrial	452	427	6	863	830	4
Premium [a]	1,101	1,038	6	2,117	2,038	4
Total	2,225	2,145	4%	4,350	4,233	3%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Average Revenue per Car	2018	2017	Change	2018	2017	Change
Agricultural Products	$3,903	$3,687	6%	$3,922	$3,728	5%
Energy	2,874	2,702	6	2,835	2,647	7
Industrial	3,178	3,120	2	3,218	3,130	3
Premium	1,503	1,398	8	1,495	1,405	6
Average	$2,389	$2,287	4%	$2,400	$2,292	5%

[a] For intermodal shipments each container or trailer equals one carload.

Agricultural Products – Freight revenue from agricultural products shipments increased in the second quarter and year-to-date period of 2018 compared to 2017 due to core pricing gains and higher fuel surcharge revenue, partially offset by volume declines in both periods.  Volumes declined 1% in the second quarter and 3% in the year-to-date period due to continued weakness in U.S. competitiveness in the global market, which negatively impacted our export wheat shipments.  These decreases were partially offset by strength in export ethanol shipments compared to 2017.

Energy – Freight revenue from energy shipments increased in the second quarter and six-month period of 2018 compared to 2017 due to mix of traffic and higher fuel surcharge revenue.  Volume declined 1% in the second quarter compared to 2017 driven by a 10% decline in coal and coke shipments due to low natural gas prices, a contract change, and certain UP-served facility retirements.  Frac sand volume growth of 24%, driven by strong shale drilling activity and increased petroleum shipments due to stronger demand for both crude and refined fuel products, partially offset the coal volume decline.  Conversely, volume increased 3% in the year-to-date period compared to 2017 due to a 37% increase in frac sand shipments, partially offset by a 6% decline in overall coal and coke shipments.

Industrial – Freight revenue from industrial shipments increased in the second quarter and six-month period of 2018 compared to 2017 due to volume growth, core pricing gains, and higher fuel surcharge revenue, partially offset by negative mix of traffic. Volume grew 6% and 4% in the second quarter and year-to-date period, respectively, compared to 2017 driven by growth in construction products due to increased activity in the South, increased metals shipments due to strength in domestic energy markets, higher industrial chemicals and plastics, and growth in lumber shipments due to a stronger housing market.

Premium  – Freight revenue from premium shipments increased in the second quarter and year-to-date period compared to 2017 due to higher fuel surcharge revenue, volume growth, and core pricing gains, partially offset by negative mix of traffic.  Volume grew 6% and 4% in the second quarter and year-to-date period, respectively, compared to 2017 driven by growth in international intermodal shipments as newly secured business commenced during the quarter.  In addition, domestic intermodal shipments, including containerized automotive parts, increased as a result of tighter truck capacity and continued truck-to-rail conversions.  Increased production of finished vehicles at UP served plants also contributed to the increase in second quarter volumes compared to 2017.

Mexico Business  – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 10% to $635  million in the second quarter of 2018 compared to 2017 driven by higher fuel surcharge revenue, core pricing gains, and volume growth of 1%.  Volume growth was realized across all commodity groups except Premium, with particular strength in corn, coal, finished vehicles, and plastics shipments.  Year-to-date, freight revenue increased 6% to $1,214 million as a result of higher fuel surcharge revenue and core pricing gains on flat volumes compared to 2017.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2018	2017	Change	2018	2017	Change
Compensation and benefits	$1,241	$1,204	3%	$2,514	$2,466	2%
Fuel	643	434	48	1,232	894	38
Purchased services and materials	630	597	6	1,229	1,163	6
Depreciation	546	525	4	1,089	1,045	4
Equipment and other rents	265	273	(3)	531	549	(3)
Other	248	219	13	514	479	7
Total	$3,573	$3,252	10%	$7,109	$6,596	8%

Operating expenses increased  $321 million and $513 million in the second quarter and year-to-date periods, respectively, compared to 2017 driven by higher fuel prices, volume-related costs, network operational challenges, depreciation, increased state and local taxes and inflation.  Lower management and administrative wage and benefit costs resulting from the carry-over effect of the workforce reduction plan in 2017, lower casualty costs, lower locomotive and freight car lease expenses, and higher equity income from certain equity-method affiliates partially offset these increases in both periods compared to 2017.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the second quarter and year-to-date periods, expenses increased 3% and 2%, respectively, compared to 2017 due to volume-related costs, network operational challenges including overtime expenses, increased Train, Engine and Yard (TE&Y) training expenses, and wage inflation.  Lower management and administrative wage and benefit costs partially offset the increases.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 6% in both the second quarter and year-to-date periods compared to 2017. Volume-related costs, higher freight car repair expense, and increased locomotive repair costs to maintain a larger active fleet drove the increases in both periods.  We also incurred inflationary cost pressures on transportation-related contract services incurred at our subsidiaries that broker intermodal and transload services.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting recent years’ higher capital spending, increased depreciation expense in the second quarter and year-to-date periods of 2018 compared to 2017.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $2.30 per gallon (including taxes and transportation costs) in the second quarter of 2018, compared to $1.69 per gallon in the same period in 2017,  increased  expenses by $163 million. In addition, fuel costs were higher as gross ton-miles increased 4% compared to the same period in 2017 while the fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands,  increased 6% compared to the second quarter of 2017.   For the six-month period, locomotive diesel fuel prices averaged  $2.22 per gallon in 2018 compared to $1.72 in 2017, increasing expenses by $265 million.  In addition, gross ton-miles and fuel consumption rate both increased 4% during the year-to-date period, also driving higher fuel expense compared to 2017.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense decreased 3% in both the second quarter and year-to-date periods compared to 2017, driven by lower locomotive and freight car lease expenses, combined with higher equity income from certain equity-method affiliates mainly as a result of the lower federal tax rate implemented January 1, 2018.  Increased car rent expense due to volume growth and slower network velocity partially offset these decreases in both periods.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs increased 13% in the second quarter and 7% in the six-month period compared to 2017 due to higher state and local taxes and environmental expense.  Lower personal injury expense due to our continued improvement in employee safety performance, reduced costs for destroyed equipment owned by third parties, and lower freight damage expense partially offset these increases compared to 2017.

Non-Operating Items

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2018	2017	Change	2018	2017	Change
Other income	$42	$50	(16)%	$-	$122	(100)%
Interest expense	(203)	(179)	13	(389)	(351)	11
Income taxes	(429)	(701)	(39)	(830)	(1,317)	(37)

Other Income  – Other income decreased in the second quarter of 2018 largely as a result of lower real estate gains in 2018 compared to 2017.  For the six-month period, other income decreased due to an $85 million expense associated with early-extinguishment of outstanding debentures and mortgage bonds recognized in the first quarter of 2018.  Higher gains from real estate sales in the first quarter of 2017 also drove the year-over-year decrease.

Interest Expense  – Interest expense increased in the second quarter of 2018 compared to 2017 due to an increase in the weighted-average debt level of $19.0 billion in 2018 compared to $15.6 billion in 2017.  The effective interest rate was 4.3% and 4.6% in the second quarter of 2018 and 2017, respectively.  Year-to-date, interest expense increased due to an increased weighted-average debt level of $18.1 billion in 2018 from $15.4 billion in 2017, partially offset by a lower effective interest rate of 4.3% compared to 4.6%.

Income Taxes  – Income taxes were lower  in the second quarter of 2018 compared to 2017, driven by a lower federal income tax rate due to the enactment of the Tax Act on December 22, 2017.  The Tax Act reduced the federal income tax rate from 35% to 21% effective January 1, 2018.  In addition, Iowa and Missouri enacted laws in the second quarter to reduce their corporate tax rates which also lowered our effective tax rate in the second quarter of 2018.  Our effective tax rates for the second quarter of 2018 and 2017 were 22.1% and 37.5%, respectively.  For the six-month periods of 2018 and 2017, our effective tax rates were 22.7% and 37.0%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the AAR. We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Change		2018	2017	Change
Average train speed (miles per hour)	24.7	25.4	(3)%		24.8	25.6	(3)%
Average terminal dwell time (hours)	29.5	28.3	4%		31.2	29.4	6%
Gross ton-miles (billions)	230.9	222.8	4%		457.9	441.8	4%
Revenue ton-miles (billions)	117.6	114.8	2%		235.0	228.9	3%
Operating ratio	63.0	61.9	1.1	pts	63.8	63.5	0.3	pts
Employees (average)	42,114	42,256	-%		41,925	42,162	(1)%

Average Train Speed  – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the AAR, decreased 3% in both the second quarter and year-to-date periods of 2018 compared to 2017 largely due to network congestion on key routes and terminals created, in part, by high freight car inventory levels.  The tunnel outage in late May and continued implementation and testing of Positive Train Control across a larger portion of our network also negatively impacted overall average train speed.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Average terminal dwell time increased 4% and 6% in the second quarter and six-month period, respectively, compared to 2017 largely due to network congestion on key routes and terminals, created, in part, by high freight car inventory levels.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles increased 4% and 2%, respectively, during the second quarter of 2018 compared to 2017, driven by a 4% increase in carloadings. Changes in commodity mix drove the variances in year-over-year increases between gross ton-miles, revenue ton-miles and carloads.  Year-to-date, gross ton-miles and revenue ton-miles increased 4% and 3% respectively compared to 2017, driven by a 3% increase in carloadings.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our second quarter operating ratio of 63.0% increased 1.1 points compared to 2017 mainly driven by more than one point of negative impact due to higher fuel prices, and other cost hurdles, which were partially mitigated by core pricing gains and volume growth leverage.   Year-to-date, our operating ratio was 63.8%, increasing 0.3 points compared to 2017.

Employees – Employee levels were flat in the second quarter of 2018 compared to 2017 despite a 4% increase in volume levels.  A smaller capital workforce and fewer management and administrative personnel drove the reduction and offset the increase in TE&Y employees in training.  Year-to-date, employee levels decreased 1% compared to 2017 as volumes grew 3%.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Jun. 30,	Dec. 31,
for the Twelve Months Ended	2018	2017
Net income	$11,291	$10,712
Less:
Other income	123	245
Add:
Income tax expense/(benefit)	(3,567)	(3,080)
Depreciation	2,149	2,105
Interest expense	757	719
EBITDA	$10,507	$10,211
Interest on present value of operating leases	89	98
Adjusted EBITDA (a)	$10,596	$10,309
Debt	$22,813	$16,944
Net present value of operating leases	2,073	2,140
Unfunded pension and OPEB, net of taxes of $133 and $238	470	396
Adjusted debt (b)	$25,356	$19,480
Adjusted debt / Adjusted EBITDA (b/a)	2.4	1.9

Adjusted debt to Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. Operating leases were discounted using 4.3% at June 30, 2018, and 4.6% at December 31, 2017.  We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to Adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income.  The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Six Months Ended June 30,	2018	2017
Cash provided by operating activities	$4,033	$3,459
Cash used in investing activities	(1,625)	(1,564)
Cash used in financing activities	(2,079)	(1,886)
Net change in cash and cash equivalents	$329	$9

Operating Activities

Cash provided by operating activities increased in the first six months of 2018 compared to the same period of 2017 due to higher income and a lower federal tax payment reflecting the lower corporate tax rate of 21% implemented January 1, 2018.   Payments made in 2018 for past wages resulting from national labor negotiations ratified in late 2017 partially offset these decreases.

Investing Activities

Increased capital investments drove higher cash used in investing activities in the first six months of 2018 compared to the same period in 2017.

The table below details cash capital investments:

Millions,
for the Six Months Ended June 30,	2018	2017
Rail and other track material	$293	$327
Ties	227	248
Ballast	102	117
Other [a]	209	224
Total road infrastructure replacements	831	916
Line expansion and other capacity projects	104	31
Commercial facilities	97	68
Total capacity and commercial facilities	201	99
Locomotives and freight cars [b]	402	301
Positive train control	80	177
Technology and other	100	96
Total cash capital investments	$1,614	$1,589

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

Financing Activities

Cash used in financing activities increased $193 million in the first six months of 2018 compared to the same period of 2017 driven by a $5.1 billion net increase in additional debt, which was offset by a $5.1 billion increase in shares repurchased and a $145 million increase in dividends paid.

See Note 15 of the Condensed Consolidated Financial Statements for a description of all our outstanding financing arrangements and significant new borrowings and Note 18 of the Condensed Consolidated Financial Statements for a description of our share repurchase programs.

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

Millions,
for the Six Months Ended June 30,	2018	2017
Cash provided by operating activities	$4,033	$3,459
Cash used in investing activities	(1,625)	(1,564)
Dividends paid	(1,125)	(980)
Free cash flow	$1,283	$915

Share Repurchase Programs

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. As of June 30, 2018, we repurchased a total of $29.1 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during this reporting period.

	Number of Shares Purchased		Average Price Paid
	2018	2017	2018	2017
First quarter	9,259,004	7,531,300	$132.84	$106.55
Second quarter [a]	33,229,992	7,788,283	142.74	109.10
Total	42,488,996	15,319,583	$140.58	$107.85
Remaining number of shares that may be repurchased under current authority			41,158,156

[a]	Includes 19,870,292 shares repurchased in June 2018 under ASRs.

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

Accelerated Share Repurchase Programs – On June 14, 2018, the Company established accelerated share repurchase programs (“ASRs”) with two financial institutions to repurchase shares of our common stock.  On June 15, 2018, the Company received 19,870,292 shares of its common stock repurchased under the ASRs for an aggregate of $3.6 billion.  When the shares were received, the exchange was accounted for as an equity transaction with $2.9 billion of the aggregate amount allocated to treasury stock and the remaining $0.7 billion allocated to paid-in-surplus.    The Company reflected the shares received as a repurchase of common stock in the weighted average common shares outstanding calculation for basic and diluted earnings per share.

Under these ASRs, we paid a specified amount to the financial institutions and received an initial delivery of shares.  This delivery of shares represents the initial and likely minimum number of shares that we may receive under the ASRs.  The final number of shares to be repurchased under the ASRs will be based on the volume weighted average stock price of the Company’s common stock during the ASR term, less a discount and subject to potential adjustments pursuant to the terms of such ASR. The final settlement is expected to be completed prior to the end of the fourth quarter of 2018, but the ASRs may be terminated early in certain circumstances.

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

The following tables identify material obligations and commitments as of June 30, 2018:

		Jul. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2018	2019	2020	2021	2022	2022	Other
Debt [a]	$38,961	$1,165	$1,799	$1,679	$1,926	$1,556	$30,836	$-
Operating leases [b]	2,506	196	370	306	269	242	1,123	-
Capital lease obligations [c]	988	71	152	160	164	147	294	-
Purchase obligations [d]	3,641	1,273	1,199	722	263	54	98	32
Other postretirement benefits [e]	454	25	49	49	48	48	235	-
Income tax contingencies [f]	224	58	-	-	-	-	-	166
Total contractual obligations	$46,774	$2,788	$3,569	$2,916	$2,670	$2,047	$32,586	$198

[a]Excludes capital lease obligations of $820 million, as well as unamortized discount and deferred issuance costs of ($836) million. Includes an interest component of $16,132 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]Represents total obligations, including interest component of $168 million.

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

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of June 30, 2018. For amounts where the year of settlement is uncertain, they are included in the Other column.

		Jul. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2018	2019	2020	2021	2022	2022
Credit facilities [a]	$2,000	$-	$-	$-	$-	$-	$2,000
Receivables securitization facility [b]	650	-	650	-	-	-	-
Guarantees [c]	33	11	7	5	5	5	-
Standby letters of credit [d]	19	7	12	-	-	-	-
Total commercial commitments	$2,702	$18	$669	$5	$5	$5	$2,000

[a] None of the credit facility was used as of June 30, 2018.

[b] $400 million of the receivables securitization facility was utilized as of June 30, 2018, which is accounted for as debt. The full program matures in July 2019.

[c]Includes guaranteed obligations related to our affiliated operations.

[d]None of the letters of credit were drawn upon as of June 30, 2018.

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

Accounting Pronouncements – See Note 2 to the Condensed Consolidated Financial Statements.

Labor Agreements –  UPRR's collective bargaining agreements remain in effect until new agreements are ratified or until the Railway Labor Act’s (RLA) procedures are exhausted.  Those procedures include mediation and the possibility of arbitration, Presidential Emergency Boards and Congressional intervention.  Through industry and local negotiations, UPRR has concluded agreements with all but one of its rail unions.  Unions representing nearly 75% of our agreement work force ratified the agreements by significant margins.  A coalition of two unions (representing about 20% of our agreement work force) agreed to the wage pattern contained in the tentative agreement and pursued final and binding arbitration on the health plan provisions.  An arbitration award was issued in UPRR's favor in May. The sole remaining union (representing about 5% of our agreement work force) has agreed to final and binding arbitration that is scheduled for August 2018.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Exchange Act. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Liquidity and Capital Resources” in Item 2 regarding our capital plan, statements under the caption “Share Repurchase Programs”, and statements under the caption “Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments.” Forward-looking statements and information also include any other statements or information in this report regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

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

Environmental Matters

On September 14, 2014 a Union Pacific locomotive derailed in Salem, Oregon and its fuel tank punctured, resulting in the release of diesel fuel.  The diesel fuel entered a storm drain and reached Pringle Creek.  The Railroad is in discussions with the U.S. Department of Justice and the State of Oregon, which are seeking penalties in connection with the spill.  The Department of Justice is currently seeking payment of penalties in excess of the reporting threshold.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2018:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [c]
Apr. 1 through Apr. 30	3,406,866	$134.14	3,405,300	70,982,848
May 1 through May 31	7,666,117	140.34	7,664,400	63,318,448
Jun. 1 through Jun. 30	22,164,234	144.89	22,160,292	41,158,156
Total	33,237,217	$142.74	33,229,992	N/A

[a]

Total number of shares purchased during the quarter includes 7,225 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

Total number of shares purchased as part of a publicly announced plan or program includes 19,870,292 shares repurchased in June under ASRs. See Note 18 to the Condensed Consolidated Financial Statements for additional information.

[c]

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement
12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2018 and 2017.
12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2018 and 2017.
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz and Robert M. Knight, Jr.
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (filed with the SEC on July 19, 2018), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended June 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2018 and 2017, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2018 and 2017, and (vi) the Notes to the Condensed Consolidated Financial Statements.

Incorporated by Reference
3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.
4(a)	Form of 3.200% Note due 2021 is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated June 8, 2018.
4(b)	Form of 3.500% Note due 2023 is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated June 8, 2018.
4(c)	Form of 3.750% Note due 2025 is incorporated herein by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated June 8, 2018.
4(d)	Form of 3.950% Note due 2028 is incorporated herein by reference to Exhibit 4.4 to the Corporation’s Current Report on Form 8-K dated June 8, 2018.
4(e)	Form of 4.375% Note due 2038 is incorporated herein by reference to Exhibit 4.5 to the Corporation’s Current Report on Form 8-K dated June 8, 2018.

4(f)	Form of 4.500% Note due 2048 is incorporated herein by reference to Exhibit 4.6 to the Corporation’s Current Report on Form 8-K dated June 8, 2018.
4(g)	Form of 4.800% Note due 2058 is incorporated herein by reference to Exhibit 4.7 to the Corporation’s Current Report on Form 8-K dated June 8, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 19, 2018

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)