Form 10-Q
period 2018-09-30
UNION PACIFIC CORP
filed 2018-10-25
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

As of October 19, 2018, there were 736,790,118 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended September 30,	2018	2017
Operating revenues:
Freight revenues	$5,558	$5,050
Other revenues	370	358
Total operating revenues	5,928	5,408
Operating expenses:
Compensation and benefits	1,262	1,237
Fuel	659	450
Purchased services and materials	632	615
Depreciation	547	528
Equipment and other rents	272	275
Other	287	230
Total operating expenses	3,659	3,335
Operating income	2,269	2,073
Other income (Note 7)	48	90
Interest expense	(241)	(180)
Income before income taxes	2,076	1,983
Income taxes	(483)	(789)
Net income	$1,593	$1,194
Share and Per Share (Note 9):
Earnings per share - basic	$2.16	$1.50
Earnings per share - diluted	$2.15	$1.50
Weighted average number of shares - basic	737.4	794.5
Weighted average number of shares - diluted	740.9	797.6
Dividends declared per share	$0.80	$0.605

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended September 30,	2018	2017
Net income	$1,593	$1,194
Other comprehensive income/(loss):
Defined benefit plans	19	40
Foreign currency translation	17	9
Total other comprehensive income/(loss) [a]	36	49
Comprehensive income	$1,629	$1,243

[a]Net of deferred taxes of $(7) million and $(27) million during the three months ended September 30, 2018, and 2017, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Nine Months Ended September 30,	2018	2017
Operating revenues:
Freight revenues	$15,997	$14,750
Other revenues	1,078	1,040
Total operating revenues	17,075	15,790
Operating expenses:
Compensation and benefits	3,776	3,703
Fuel	1,891	1,344
Purchased services and materials	1,861	1,778
Depreciation	1,636	1,573
Equipment and other rents	803	824
Other	801	709
Total operating expenses	10,768	9,931
Operating income	6,307	5,859
Other income (Note 7)	48	212
Interest expense	(630)	(531)
Income before income taxes	5,725	5,540
Income taxes	(1,313)	(2,106)
Net income	$4,412	$3,434
Share and Per Share (Note 9):
Earnings per share - basic	$5.82	$4.27
Earnings per share - diluted	$5.79	$4.26
Weighted average number of shares - basic	758.1	803.4
Weighted average number of shares - diluted	761.4	806.5
Dividends declared per share	$2.26	$1.815

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Nine Months Ended September 30,	2018	2017
Net income	$4,412	$3,434
Other comprehensive income/(loss):
Defined benefit plans	56	66
Foreign currency translation	(7)	34
Total other comprehensive income/(loss) [a]	49	100
Comprehensive income	$4,461	$3,534

[a]    Net of deferred taxes of $(20) million and $(59) million during the nine months ended September 30, 2018, and 2017, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	September 30,	December 31,
Millions, Except Share and Per Share Amounts	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,810	$1,275
Short-term investments (Note 14)	90	90
Accounts receivable, net (Note 11)	1,792	1,493
Materials and supplies	789	749
Other current assets	335	399
Total current assets	4,816	4,006
Investments	1,887	1,809
Net properties (Note 12)	52,210	51,605
Other assets	399	386
Total assets	$59,312	$57,806
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 13)	$3,061	$3,139
Debt due within one year (Note 15)	1,468	800
Total current liabilities	4,529	3,939
Debt due after one year (Note 15)	20,943	16,144
Deferred income taxes	11,270	10,936
Other long-term liabilities	1,925	1,931
Commitments and contingencies (Note 17)
Total liabilities	38,667	32,950
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,111,778,144 and 1,111,371,304 issued; 737,518,106 and 780,917,756
outstanding, respectively	2,779	2,778
Paid-in-surplus	3,803	4,476
Retained earnings	44,313	41,317
Treasury stock	(28,858)	(22,574)
Accumulated other comprehensive loss (Note 10)	(1,392)	(1,141)
Total common shareholders' equity	20,645	24,856
Total liabilities and common shareholders' equity	$59,312	$57,806

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Nine Months Ended September 30,	2018	2017
Operating Activities
Net income	$4,412	$3,434
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,636	1,573
Deferred and other income taxes	312	514
Other operating activities, net	368	85
Changes in current assets and liabilities:
Accounts receivable, net	(299)	(170)
Materials and supplies	(40)	(25)
Other current assets	(65)	(58)
Accounts payable and other current liabilities	(175)	(43)
Income and other taxes	225	88
Cash provided by operating activities	6,374	5,398
Investing Activities
Capital investments	(2,428)	(2,379)
Purchases of short-term investments (Note 14)	(90)	(90)
Maturities of short-term investments (Note 14)	90	60
Proceeds from asset sales	39	152
Other investing activities, net	(45)	(3)
Cash used in investing activities	(2,434)	(2,260)
Financing Activities
Share repurchase programs (Note 18)	(7,024)	(2,882)
Debt issued (Note 15)	6,992	2,285
Debt repaid	(1,807)	(471)
Dividends paid	(1,716)	(1,460)
Net issuance of commercial paper	195	-
Other financing activities, net	(45)	(40)
Cash used in financing activities	(3,405)	(2,568)
Net change in cash and cash equivalents	535	570
Cash and cash equivalents at beginning of year	1,275	1,277
Cash and cash equivalents at end of period	$1,810	$1,847
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$159	$120
Capital lease financings	12	-
Common shares repurchased but not yet paid	10	29
Cash (paid for)/received from:
Income taxes, net of refunds	$(845)	$(1,557)
Interest, net of amounts capitalized	(577)	(532)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2017	1,111.0	(295.2)	$ 2,777	$ 4,421	$ 32,587	$ (18,581)	$ (1,272)	$ 19,932
Net income			-	-	3,434	-	-	3,434
Other comprehensive income			-	-	-	-	100	100
Conversion, stock option exercises, forfeitures, and other	0.4	0.7	1	33	-	22	-	56
Share repurchase programs (Note 18)	-	(27.1)	-	-	-	(2,911)	-	(2,911)
Cash dividends declared ($1.815 per share)	-	-	-	-	(1,460)	-	-	(1,460)
Balance at September 30, 2017	1,111.4	(321.6)	$ 2,778	$ 4,454	$ 34,561	$ (21,470)	$ (1,172)	$ 19,151

Balance at January 1, 2018	1,111.4	(330.5)	$ 2,778	$ 4,476	$ 41,317	$ (22,574)	$ (1,141)	$ 24,856
Net income			-	-	4,412	-	-	4,412
Other comprehensive income			-	-	-	-	49	49
Conversion, stock option exercises, forfeitures, and other	0.4	0.9	1	47	-	30	-	78
Share repurchase programs (Note 18)	-	(44.7)	-	(720)	-	(6,314)	-	(7,034)
Cash dividends declared ($2.26 per share)	-	-	-	-	(1,716)	-	-	(1,716)
Reclassification due to ASU 2018-02 adoption (Note 2)	-	-	-	-	300	-	(300)	-
Balance at September 30, 2018	1,111.8	(374.3)	$ 2,779	$ 3,803	$ 44,313	$ (28,858)	$ (1,392)	$ 20,645

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2017 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2017, is derived from audited financial statements. The results of operations for the nine months ended September 30, 2018, are not necessarily indicative of the results for the entire year ending December 31, 2018.

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

The retrospective adoption of ASU 2017-07 is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2018	2017	2018	2017
Increase/(decrease) in operating income	$(3)	61	$(11)	$49
Increase/(decrease) in other income	3	(61)	11	(49)

On February 14, 2018, the FASB issued Accounting Standards Update 2018-02, (ASU 2018-02), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows entities the option to reclassify from accumulated other comprehensive income (AOCI) to retained earnings the income tax effects that remain stranded in AOCI resulting from the application of the Tax Act.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018.  Early adoption of the ASU is permitted.  We adopted ASU 2018-02 during the first quarter of 2018.  As a result of this adoption, we elected to reclassify $300 million from AOCI to retained earnings.  We adopted the policy that future income tax effects that are stranded in AOCI will be released only when the entire portfolio of the type of item is liquidated.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Subtopic 842). ASU 2016-02 will require companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company continues to evaluate the impact of this standard on our consolidated financial position, results of operations, and cash flows, and expects that the adoption will result in an increase in the Company’s assets and liabilities of over $2 billion. However, the ultimate impact of the standard will depend on our lease portfolio as of the adoption date. Additionally, we have implemented an enterprise-wide lease management system to support the new reporting requirements and are evaluating our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements.

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

We recognize freight revenues over time as freight moves from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Outstanding performance obligations related to freight moves in transit totaled $151 million at September 30, 2018 and $154 million at December 31, 2017 and are expected to be recognized in the next quarter as we satisfy our remaining performance obligations and deliver freight to destination. The transaction price is generally specified in a contract and may be dependent on the commodity, origin/destination, and route. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to operating revenues based on actual or projected future customer shipments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2018	2017	2018	2017
Agricultural Products	$1,133	$1,072	$3,345	$3,230
Energy	1,214	1,204	3,498	3,285
Industrial	1,497	1,324	4,274	3,922
Premium	1,714	1,450	4,880	4,313
Total freight revenues	$5,558	$5,050	$15,997	$14,750
Other subsidiary revenues	228	223	656	660
Accessorial revenues	126	121	373	335
Other	16	14	49	45
Total operating revenues	$5,928	$5,408	$17,075	$15,790

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $636 million and $555 million, respectively, for the three months ended September 30, 2018, and September 30, 2017, and $1,850 million and $1,697 million, respectively for the nine months ended September 30, 2018, and September 30, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2018	2017	2018	2017
Stock-based compensation, before tax:
Stock options	$5	$6	$13	$15
Retention awards	21	24	64	68
Total stock-based compensation, before tax	$26	$30	$77	$83
Excess tax benefits from equity compensation plans	$7	$4	$26	$29

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

A summary of stock option activity during the nine months ended September 30, 2018, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2018	5,630	$83.37	5.8	yrs.	$286
Granted	800	124.86		N/A	N/A
Exercised	(1,055)	71.05		N/A	N/A
Forfeited or expired	(103)	97.71		N/A	N/A
Outstanding at September 30, 2018	5,272	$91.85	5.7	yrs.	$374
Vested or expected to vest at September 30, 2018	5,218	$91.67	5.7	yrs.	$371
Options exercisable at September 30, 2018	3,471	$83.78	4.3	yrs.	$274

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at September 30, 2018, are subject to performance or market-based vesting conditions.

At September 30, 2018, there was $22 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.1 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2018	2017	2018	2017
Intrinsic value of stock options exercised	$30	$10	$77	40
Cash received from option exercises	26	11	71	39
Treasury shares repurchased for employee payroll taxes	(6)	(3)	(19)	(12)
Tax benefit realized from option exercises	7	4	19	15
Aggregate grant-date fair value of stock options vested	-	-	18	19

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2018, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2018	2,313	$95.04
Granted	535	125.17
Vested	(626)	88.33
Forfeited	(75)	101.84
Nonvested at September 30, 2018	2,147	$104.27

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At September 30, 2018, there was $101 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.9 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2018 grant were as follows:

2018
Dividend per share per quarter	$0.73
Risk-free interest rate at date of grant	2.3%

Changes in our performance retention awards during the nine months ended September 30, 2018, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2018	1,138	$92.92
Granted	348	117.80
Vested	(94)	112.19
Unearned	(201)	114.97
Forfeited	(75)	89.32
Nonvested at September 30, 2018	1,116	$95.33

At September 30, 2018, there was $47 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.4 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Millions	2018	2017	2018	2017
Service cost	$26	$21	$79	$66
Interest cost	36	35	108	106
Expected return on plan assets	(68)	(66)	(204)	(198)
Curtailment cost	-	20	-	20
Special termination cost	-	47	-	47
Amortization of actuarial loss	24	20	69	59
Net periodic pension cost	$18	$77	$52	$100

The components of our net periodic OPEB cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Millions	2018	2017	2018	2017
Service cost	$-	$-	$1	$1
Interest cost	3	3	8	8
Amortization of:
Prior service cost	-	-	1	-
Actuarial loss	2	2	7	7
Net periodic OPEB cost	$5	$5	$17	$16

As a result of the adoption of ASU 2017-07 effective January 1, 2018, only service costs are recorded within compensation and benefits expense, and the other components of net benefit costs are now recorded within other income.

Cash Contributions

For the nine months ended September 30, 2018, we did not make any cash contributions to the qualified pension plan. Any contributions made during 2018 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2018, we do not have minimum cash funding requirements for 2018.

7. Other Income

Other income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Millions	2018	2017	2018	2017
Early extinguishment of debt [a]	$-	$-	$(85)	$-
Rental income [b]	33	89	91	152
Interest income	10	4	19	10
Net gain on non-operating asset dispositions [c]	6	63	19	108
Net periodic pension and OPEB costs	3	(61)	11	(49)
Non-operating environmental costs and other	(4)	(5)	(7)	(9)
Total	$48	$90	$48	$212

[a]2018 includes a debt extinguishment charge for the early redemption of certain bonds and debentures in the first quarter (Note 15).

[b]2017 includes $65 million related to a favorable litigation settlement in the third quarter.

[c]2017 includes $26 million related to a real estate sale in the first quarter and $57 million related to a real estate sale in the third quarter.

8. Income Taxes

On December 22, 2017, The Tax Cuts and Jobs Act (the Tax Act) was enacted. The Tax Act made significant changes to federal tax law, including a reduction in the federal income tax rate from 35% to 21% effective January 1, 2018, 100% bonus depreciation for certain capital expenditures, stricter limits on deductions for interest and certain executive compensation, and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries. As a result of our initial analysis of the Tax Act and existing implementation guidance, we remeasured our deferred tax assets and liabilities and computed our transition tax liability net of offsetting foreign tax credits. This resulted in a $5.9 billion reduction in our income tax expense in the fourth quarter of 2017.  We also recorded a $212 million reduction to our operating expense related to income tax adjustments at equity-method affiliates in the fourth quarter of 2017.

The SEC provided guidance in SAB 118 on accounting for the tax effects of the Tax Act. In accordance with that guidance, some of the income tax effects recorded in 2017 are provisional, including those related to our analysis of 100% bonus depreciation for certain capital expenditures, stricter limits on deductions for certain executive compensation, the one-time transition tax, and the reduction to our operating expense related to income tax adjustments at equity-method affiliates. The accounting for the income tax effects may be adjusted during 2018 as a result of continuing analysis of the Tax Act; additional implementation guidance from the Internal Revenue Service (IRS), state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation; and new information from domestic or foreign equity affiliates.  We had no material adjustments to our initial analysis of the Tax Act in the nine months ended September 30, 2018.

The IRS is examining UPC’s 2016 tax return.  The statute of limitations has run for all years prior to 2015.  In 2017, UPC amended its 2013 income tax return, primarily to claim deductions resulting from the resolution of prior year IRS examinations.  The IRS and Joint Committee on Taxation have completed their review of the 2013 return, and in the second quarter of 2018 we received a refund of $19 million.

Several state tax authorities are examining our state tax returns for years 2010 through 2016.

In May of 2018, Iowa enacted legislation to reduce its corporate tax rate beginning in 2021.  The rate change reduced our deferred tax expense by $17 million in the second quarter of 2018.

In June of 2018, Missouri enacted legislation to reduce its corporate tax rate beginning in 2020. The rate change reduced our deferred tax expense by $14 million in the second quarter of 2018.

At September 30, 2018, we had a net liability for unrecognized tax benefits of $177 million.

9. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions, Except Per Share Amounts	2018	2017	2018	2017
Net income	$1,593	$1,194	$4,412	$3,434
Weighted-average number of shares outstanding:
Basic	737.4	794.5	758.1	803.4
Dilutive effect of stock options	2.0	1.7	1.9	1.7
Dilutive effect of retention shares and units	1.5	1.4	1.4	1.4
Diluted	740.9	797.6	761.4	806.5
Earnings per share – basic	$2.16	$1.50	$5.82	$4.27
Earnings per share – diluted	$2.15	$1.50	$5.79	$4.26
Stock options excluded as their inclusion would be anti-dilutive	-	1.9	0.4	1.8

10. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2018, and 2017, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at July 1, 2018	$(1,217)	$(211)	$(1,428)
Other comprehensive income/(loss) before reclassifications	-	17	17
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	19	-	19
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(7) million	19	17	36
Balance at September 30, 2018	$(1,198)	$(194)	$(1,392)

Balance at July 1, 2017	$(1,106)	$(115)	$(1,221)
Other comprehensive income/(loss) before reclassifications	3	9	12
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	37	-	37
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(27) million	40	9	49
Balance at September 30, 2017	$(1,066)	$(106)	$(1,172)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 6 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2018	$(1,029)	$(112)	$(1,141)
Other comprehensive income/(loss) before reclassifications	(1)	(7)	(8)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	57	-	57
Net year-to-date other comprehensive income/(loss), net of taxes of $(20) million	56	(7)	49
Reclassification due to ASU 2018-02 adoption (Note 2)	(225)	(75)	(300)
Balance at September 30, 2018	$(1,198)	$(194)	$(1,392)

Balance at January 1, 2017	$(1,132)	$(140)	$(1,272)
Other comprehensive income/(loss) before reclassifications	1	34	35
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	65	-	65
Net year-to-date other comprehensive income/(loss), net of taxes of $(59) million	66	34	100
Balance at September 30, 2017	$(1,066)	$(106)	$(1,172)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 6 Retirement Plans for additional details.

11. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At both September 30, 2018, and December 31, 2017, our accounts receivable were reduced by $3 million. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At September 30, 2018, and December 31, 2017, receivables classified as other assets were reduced by allowances of $27 million and $17 million, respectively.

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

The amount outstanding under the Receivables Facility was $400 million and $500 million at September 30, 2018, and December 31, 2017, respectively. The Receivables Facility was supported by $1.4 billion and $1.1 billion of accounts receivable as collateral at September 30, 2018, and December 31, 2017, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $3 million and $1 million for the three months ended September 30, 2018, and 2017, respectively, and $11 million and $4 million for the nine months ended September 30, 2018, and 2017, respectively.

12. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of September 30, 2018	Cost	Depreciation	Value	Useful Life
Land	$5,268	$ N/A	$5,268	N/A
Road:
Rail and other track material	16,670	6,093	10,577	43
Ties	10,395	3,027	7,368	33
Ballast	5,518	1,573	3,945	34
Other roadway [a]	19,375	3,700	15,675	48
Total road	51,958	14,393	37,565	N/A
Equipment:
Locomotives	9,715	3,836	5,879	19
Freight cars	2,242	939	1,303	24
Work equipment and other	989	297	692	19
Total equipment	12,946	5,072	7,874	N/A
Technology and other	1,128	492	636	12
Construction in progress	867	-	867	N/A
Total	$72,167	$19,957	$52,210	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2017	Cost	Depreciation	Value	Useful Life
Land	$5,258	$ N/A	$5,258	N/A
Road:
Rail and other track material	16,327	5,929	10,398	43
Ties	10,132	2,881	7,251	33
Ballast	5,406	1,509	3,897	34
Other roadway [a]	18,972	3,482	15,490	47
Total road	50,837	13,801	37,036	N/A
Equipment:
Locomotives	9,686	3,697	5,989	19
Freight cars	2,255	983	1,272	24
Work equipment and other	936	267	669	19
Total equipment	12,877	4,947	7,930	N/A
Technology and other	1,105	460	645	11
Construction in progress	736	-	736	N/A
Total	$70,813	$19,208	$51,605	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

13. Accounts Payable and Other Current Liabilities

	Sep. 30,	Dec. 31,
Millions	2018	2017
Accounts payable	$905	$1,013
Income and other taxes payable	644	547
Accrued wages and vacation	381	384
Interest payable	240	220
Accrued casualty costs	200	194
Equipment rents payable	113	110
Other	578	671
Total accounts payable and other current liabilities	$3,061	$3,139

14. Financial Instruments

Short-Term Investments – The Company’s short-term investments consist of time deposits ($90 million as of September 30, 2018). These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.  There were no transfers out of Level 2 during the nine months ended September 30, 2018.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At September 30, 2018, the fair value of total debt was $22.2 billion, approximately $0.2 billion less than the carrying value. At December 31, 2017, the fair value of total debt was $18.2 billion, approximately $1.3 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. At September 30, 2018, and December 31, 2017, approximately $0 and $155 million, respectively of debt securities contained call provisions that allow us to retire the debt instruments prior to final maturity, at par, without the payment of fixed call premiums. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

15. Debt

Credit Facilities – During the second quarter of 2018, we replaced our $1.7 billion revolving credit facility, which was scheduled to expire in May 2019, with a new $2.0 billion facility that expires in June 2023 (the Facility).  The Facility is based on substantially similar terms as those in the previous credit facility. At September 30, 2018, we had $2.0 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on either facility at any time during the nine months ended September 30, 2018. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The prior facility required UPC to maintain a debt-to-net-worth coverage ratio. The new five-year facility requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At September 30, 2018, the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $37.3 billion of debt (as defined in the Facility), and we had $23.3 billion of debt (as defined in the Facility) outstanding at that date. Under our current financial plans, we expect to continue to satisfy the debt-to-EBITDA coverage ratio; however, many factors beyond our reasonable control could affect our ability to comply with this provision in the future. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During the nine months ended September 30, 2018, we issued $6.46 billion and repaid $6.26 billion of commercial paper with maturities ranging from 1 to 34 days, and at September 30, 2018, we had $200 million of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

In May 2018, we entered into a short-term bilateral line of credit agreement with $1.0 billion of credit available.  During the three months ended June 30, 2018, we drew and repaid $750 million. The line of credit matured in August 2018. We used the proceeds for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs.

Shelf Registration Statement and Significant New Borrowings – We filed an automatic shelf registration statement with the SEC that became effective on February 12, 2018 (the Shelf). The Board of Directors authorized the issuance of up to $6 billion of debt securities, replacing the prior Board authorization in July 2016, which had $1.55 billion of authority remaining. Under our Shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the nine months ended September 30, 2018, we issued the following unsecured, fixed-rate debt securities under our current Shelf registration:

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

On July 26, 2018, the Board of Directors renewed its authorization for the Company to issue up to $6.0 billion of debt securities under the Shelf.  This authorization replaces the original Board authorization in February 2018 which had no remaining authority.  At September 30, 2018, we had remaining authority to issue up to $6.0 billion of debt securities under our Shelf registration.

Receivables Securitization Facility – As of September 30, 2018, and December 31, 2017, we recorded $400 million and $500 million, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 11).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $1.7 billion as of September 30, 2018.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at September 30, 2018. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $273 million to $299 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Nine Months Ended September 30,	2018	2017
Beginning balance	$285	$290
Current year accruals	53	58
Changes in estimates for prior years	(15)	(6)
Payments	(50)	(55)
Ending balance at September 30	$273	$287
Current portion, ending balance at September 30	$70	$69

We have insurance coverage for a portion of the costs incurred to resolve personal injury-related claims, and we have recognized an asset for estimated insurance recoveries at September 30, 2018, and December 31, 2017.  Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 346 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 33 sites that are the subject of actions taken by the U.S. government, 21 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Nine Months Ended September 30,	2018	2017
Beginning balance	$196	$212
Accruals	62	31
Payments	(41)	(42)
Ending balance at September 30	$217	$201
Current portion, ending balance at September 30	$58	$56

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

Guarantees – At September 30, 2018, and December 31, 2017, we were contingently liable for $26 million and $33 million, respectively, in guarantees. The fair value of these obligations as of both September 30, 2018, and December 31, 2017 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Operating Leases – At September 30, 2018, we had commitments for future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year of approximately $2.3 billion.

Gain Contingency –  UPRR filed multiple claims with the IRS for refunds of railroad retirement taxes (Railroad Retirement Taxes) paid on (i) certain stock awards to its employees and (ii) certain bonus payments it made to labor agreement employees during the years 1991-2017. In 2016, the U.S. District Court for the District of Nebraska (the District Court) denied UPRR recovery of these Railroad Retirement Taxes. UPRR appealed this denial to the U.S. Court of Appeals for the 8th Circuit (8th Circuit) and the 8th Circuit ruled in favor of UPRR and remanded the case to the District Court. The IRS appealed the 8th Circuit ruling to the U.S. Supreme Court. In June 2018, a similar case for another railroad was decided by the U.S. Supreme Court against the IRS and in favor of that railroad (Wisconsin Central LTD., Et. Al. v. U.S.). As a result, the U.S. Supreme Court denied the IRS request to appeal the 8th Circuit ruling and our refund claims for 1991-2007 are currently pending review in the District Court. Claims from 2008-2017 are also pending before the IRS. These claims are considered gain contingencies and no refund amounts have been recognized in the Consolidated Financial Statements as of September 30, 2018. The claims will be recognized when we are certain as to the amount and timing of the refunds. These refunds may significantly impact UPRR’s results of operations during the reporting period or periods in which they are recognized.

18. Share Repurchase Programs

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. As of September 30, 2018, we repurchased a total of $29.5 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during 2017 and 2018.

	Number of Shares Purchased		Average Price Paid
	2018	2017	2018	2017
First quarter	9,259,004	7,531,300	$132.84	$106.55
Second quarter [a]	33,229,992	7,788,283	142.74	109.10
Third quarter	2,239,405	11,801,755	151.94	106.69
Total	44,728,401	27,121,338	$141.15	$107.34
Remaining number of shares that may be repurchased under current authority			38,918,751

[a]	Includes 19,870,292 shares repurchased in June 2018 under accelerated share repurchase programs.

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

Accelerated Share Repurchase Programs – On June 14, 2018, the Company established accelerated share repurchase programs (ASRs) with two financial institutions to repurchase shares of our common stock.  On June 15, 2018, the Company received 19,870,292 shares of its common stock repurchased under the ASRs for an aggregate of $3.6 billion.  When the shares were received, the exchange was accounted for as an equity transaction with $2.9 billion of the aggregate amount allocated to treasury stock and the remaining $0.7 billion allocated to paid-in-surplus.  The Company reflected the shares received as a repurchase of common stock in the weighted average common shares outstanding calculation for basic and diluted earnings per share.

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

On October 25, 2018, half of the remaining balance was settled through receipt of 2,220,380 additional shares from one of the financial institutions. The final settlement with the other financial institution is expected to be completed prior to the end of the fourth quarter of 2018.

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

UPRR had $1.3 billion and $1.2 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of September 30, 2018, and December 31, 2017, respectively. TTX car hire expenses of $104 million and $100 million for the three months ended September 30, 2018, and 2017, respectively, and $324 million and $284 million for the nine months ended September 30, 2018, and 2017, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $68 million and $69 million as of September 30, 2018, and December 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2018, Compared to

Three and Nine Months Ended September 30, 2017

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

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $2.15 per diluted share on net income of $1.6 billion in the third quarter of 2018 compared to earnings of $1.50 per diluted share on net income of $1.2 billion for the third quarter of 2017. Freight revenues increased 10% in the third quarter compared to the same period in 2017 driven by 6% volume growth, a 4% increase in average revenue per car (ARC), resulting from higher fuel surcharge revenue and core pricing gains, partially offset by negative mix of traffic.  Growth in shipments of intermodal, auto parts, petroleum products, industrial chemicals, rock, plastics, and finished vehicles more than offset declines in frac sand and coal shipments. Disruptions caused by Hurricane Harvey in the third quarter of 2017 also positively impacted volume growth year-over-year.

These top line results contributed to operating income growth of 9% compared to 2017, despite a 34% increase in fuel price.  Net income increased 33%, driven by base business operations and a lower federal tax rate implemented on January 1, 2018, resulting from the passage of The Tax Cuts and Jobs Act (the Tax Act) in late 2017.

While we generated productivity savings during the third quarter of 2018 in a number of different areas, these savings were largely offset by approximately $50 million in additional costs due to our continued operational challenges resulting from higher labor, equipment rental, locomotive maintenance, and fuel consumption costs.  Despite these challenges, we handled volume growth of 6% with a 1% increase in workforce levels compared to the third quarter of 2017, demonstrating progress in other resource productivity initiatives, including engineering projects and management and administrative reductions.  At the end of the third quarter, approximately 250 employees across all crafts were furloughed, and approximately 400 high-horsepower, road locomotives were in storage.

Network congestion on key routes and terminals and high freight car inventory levels started impacting operational performance in the third quarter of 2017, and has continued into 2018.  Our third quarter results indicate that network performance has stabilized, and in some areas, reflect modest, sequential improvement, such as a reduction in our active locomotive fleet despite sequential volume growth, improved fuel consumption efficiency, and reduced terminal dwell when compared to the second quarter of 2018.  As reported to the Association of American Railroads (AAR) in the third quarter 2018, average terminal dwell time decreased 2% to 29.3 hours, while average train speed decreased 6% to 24.0 miles per hour in the third quarter of 2018 compared to 2017.  Continued implementation and testing of Positive Train Control across a larger portion of our network also negatively impacted overall average train speed.

On September 17, 2018, we announced a new operating plan called Unified Plan 2020, which builds upon the principles and strategy reviewed at the Company's May 2018 Investor Day meeting.  The Unified Plan 2020 is an important part of the Company’s objective of operating a safe, reliable and efficient railroad by increasing reliability of our service product, reducing variability in network operations, and improving resource utilization costs.

Operating Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2018	2017	Change	2018	2017	Change
Freight revenues	$5,558	$5,050	10%	$15,997	$14,750	8%
Other subsidiary revenues	228	223	2	656	660	(1)
Accessorial revenues	126	121	4	373	335	11
Other	16	14	14	49	45	9
Total	$5,928	$5,408	10%	$17,075	$15,790	8%

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

Freight revenues increased 10% during the third quarter of 2018 compared to 2017, resulting from 6%  volume growth, higher fuel surcharge revenue, and core pricing gains, partially offset by negative mix of traffic.  Growth in shipments of intermodal, auto parts, petroleum products, industrial chemicals, rock, plastics, and finished vehicles more than offset declines in frac sand and coal shipments.  Disruptions caused by Hurricane Harvey in the third quarter of 2017 also positively impacted volume growth year-over-year.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $482 million and $1.25 billion in the third quarter and year-to-date periods of 2018 compared to $227 million and $673 million in the same periods of 2017. Higher fuel surcharge revenue resulted from higher year-over-year fuel prices, partially offset by a modest lag in fuel surcharge recovery due to the sequential increase in fuel price from the second quarter of 2018 (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

Other revenues increased in the third quarter and year-to-date periods compared to 2017 driven by higher accessorial revenues associated with carload and container volume growth.  Higher revenues at our subsidiaries, primarily those that broker intermodal, transload, and refrigerated warehousing logistics services also contributed to the third quarter increase compared to 2017.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Nine Months Ended
Freight Revenues	September 30,			September 30,
Millions	2018	2017	Change	2018	2017	Change
Agricultural Products	$1,133	$1,072	6%	$3,345	$3,230	4%
Energy	1,214	1,204	1	3,498	3,285	6
Industrial	1,497	1,324	13	4,274	3,922	9
Premium	1,714	1,450	18	4,880	4,313	13
Total	$5,558	$5,050	10%	$15,997	$14,750	8%

	Three Months Ended			Nine Months Ended
Revenue Carloads	September 30,			September 30,
Thousands,	2018	2017	Change	2018	2017	Change
Agricultural Products	285	280	2%	849	859	(1)%
Energy	440	448	(2)	1,246	1,234	1
Industrial	458	419	9	1,321	1,249	6
Premium [a]	1,133	1,041	9	3,250	3,079	6
Total	2,316	2,188	6%	6,666	6,421	4%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Average Revenue per Car	2018	2017	Change	2018	2017	Change
Agricultural Products	$3,973	$3,827	4%	$3,939	$3,760	5%
Energy	2,757	2,690	2	2,807	2,663	5
Industrial	3,269	3,159	3	3,236	3,140	3
Premium	1,513	1,392	9	1,501	1,401	7
Average	$2,399	$2,307	4%	$2,400	$2,297	4%

[a] For intermodal shipments each container or trailer equals one carload.

Agricultural Products – Freight revenue from agricultural products shipments increased in the third quarter and year-to-date periods of 2018 compared to 2017 due to core pricing gains and higher fuel surcharge revenue.  In the third quarter, volume also grew 2% driven by strong exports of corn and soybeans to Mexico, higher domestic demand for corn, growth in fertilizer, and higher export ethanol shipments compared to 2017. Year-to-date, volumes declined 1% largely due to lower export wheat shipments reflecting weaker U.S. competitiveness in the global market throughout 2018.

Energy – Freight revenue from energy shipments increased 1% in the third quarter compared to 2017 due to higher fuel surcharge revenue, mostly offset by a 2% decline in volume and negative mix of traffic.  Frac sand shipments, which represented 15% of energy shipments in 2017, declined 23% in the third quarter compared to last year as regional sand supplies in the Permian displaced select shipments originating from the upper Midwest.  In addition, coal and coke shipments, which represented 74% of energy shipments in 2017, declined 3% due to lower natural gas prices, a commercial contract loss, and certain UP-served facility retirements.  Growth in petroleum shipments (both crude and refined) due to strong shale drilling activity partially offset the sand and coal volume declines.  Year-to-date, freight revenue increased 6% driven by fuel surcharge revenue and volume growth of 1%.  Strong frac sand shipments during the first half of the year and growth in petroleum shipments, partially offset by lower coal shipments, drove the year-to-date volume increase compared to 2017.

Industrial –  Freight revenue from industrial shipments increased in the third quarter and year-to-date period of 2018 compared to 2017 due to volume growth, core pricing gains, and higher fuel surcharge revenue, partially offset by negative mix of traffic. Volume grew 9% and 6% in the third quarter and year-to-date period, respectively, compared to 2017 driven by stronger industrial production that impacted growth in industrial chemicals, construction products, and plastics.  In addition, these commodities were negatively impacted in the third quarter of 2017 due to disruptions from Hurricane Harvey.  Also, metals shipments grew due to strength in domestic energy markets while lumber shipments increased due to lower inventory levels compared to 2017.

Premium – Freight revenue from premium shipments increased in the third quarter and year-to-date periods compared to 2017 due to higher fuel surcharge revenue, volume growth, and core pricing gains, partially offset by negative mix of traffic.    Volume grew 9% and 6% in the third quarter and year-to-date periods, respectively, compared to 2017 driven by growth in international intermodal shipments and newly secured business in the second quarter of 2018.  In addition, domestic intermodal shipments, including containerized automotive parts, increased as a result of tighter truck capacity, increased production at auto parts facilities, and continued truck-to-rail conversions.  Consumer preferences toward larger trucks and SUVs, which require more freight cars, also contributed to the increase in third quarter and year-to-date volumes compared to 2017.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 15% to $636 million in the third quarter of 2018 compared to 2017 driven by 5% volume growth, higher fuel surcharge revenue, and core pricing gains.  Volume growth was realized across all commodity groups, with particular strength in corn, coal, finished vehicles, and plastics shipments.  Year-to-date, freight revenue increased 9% to $1,850 million as a result of 2% volume growth, higher fuel surcharge revenue, and core pricing gains.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2018	2017	Change	2018	2017	Change
Compensation and benefits	$1,262	$1,237	2%	$3,776	$3,703	2%
Fuel	659	450	46	1,891	1,344	41
Purchased services and materials	632	615	3	1,861	1,778	5
Depreciation	547	528	4	1,636	1,573	4
Equipment and other rents	272	275	(1)	803	824	(3)
Other	287	230	25	801	709	13
Total	$3,659	$3,335	10%	$10,768	$9,931	8%

Operating expenses increased  $324 million and $837 million in the third quarter and year-to-date periods, respectively, compared to 2017 driven by higher fuel prices, volume-related costs, network operational challenges, increased state and local taxes, depreciation, and inflation.  Higher environmental costs also contributed to the increase in the third quarter of 2018 compared to 2017.  In addition, the combined impact of the 2017 workforce reduction plan charge and disruptions caused by Hurricane Harvey positively impacted the year-over-year variances.  Lower management and administrative wage and benefit costs resulting from the carry-over effect of the 2017 workforce reduction plan and lower locomotive and freight car lease expenses partially offset these increases in both periods compared to 2017.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For both the third quarter and year-to-date periods, expenses increased 2% compared to 2017 due to volume-related costs, continued network operational challenges, increased Train, Engine and Yard (TE&Y) training expenses, and wage inflation.  Lower management and administrative wage and benefit costs partially offset the increases.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 3% and 5% in the third quarter and year-to-date periods, respectively, compared to 2017. Volume-related costs and inflationary cost pressures on transportation-related contract services incurred at our subsidiaries that broker intermodal and transload services primarily drove the increases in both periods.  Higher freight car and locomotive repair expenses also contributed to the year-

to-date increase compared to 2017.  Conversely, lower joint facility costs partially offset these increases in both periods versus 2017.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting recent years’ higher capital spending, increased depreciation expense in the third quarter and year-to-date periods of 2018 compared to 2017.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $2.38 per gallon (including taxes and transportation costs) in the third quarter of 2018, compared to $1.77 per gallon in the same period in 2017, increased expenses by $163 million. In addition, fuel costs were higher as gross ton-miles increased 5% compared to the same period in 2017 while the fuel consumption rate (c-rate), computed as gallons of fuel consumed divided by gross ton-miles in thousands, increased 4% compared to the third quarter of 2017.  For the nine-month period, locomotive diesel fuel prices averaged $2.27 per gallon in 2018 compared to $1.74 in 2017, increasing expenses by $428 million.  In addition, gross ton-miles and the fuel consumption rate both increased 4% during the year-to-date period, also driving higher fuel expense compared to 2017.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense decreased 1% and 3% in the third quarter and year-to-date periods, respectively, compared to 2017, driven by lower locomotive and freight car lease expenses, combined with higher equity income from certain equity-method affiliates mainly as a result of the lower federal tax rate implemented January 1, 2018.  Increased car rent expense due to volume growth and slower network velocity partially offset these decreases in both periods.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs increased 25% in the third quarter and 13% in the nine-month period compared to 2017 driven primarily by higher state and local taxes and environmental expenses related to our operating properties.  Lower personal injury expense due to our continued improvement in employee safety performance, reduced costs for destroyed equipment owned by third parties, and lower freight damage expense partially offset the year-to-date increase compared to 2017.

Non-Operating Items

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2018	2017	Change	2018	2017	Change
Other income	$48	$90	(47)%	$48	$212	(77)%
Interest expense	(241)	(180)	34	(630)	(531)	19
Income taxes	(483)	(789)	(39)	(1,313)	(2,106)	(38)

Other Income – Other income decreased in the third quarter and year-to-date periods of 2018 compared to 2017 largely as a result of a $65 million gain on a litigation settlement for back rent and a $57 million real estate sale gain, both recognized in the third quarter of 2017.  In addition, an $85 million expense associated with early-extinguishment of outstanding debentures and mortgage bonds recognized in the first quarter of 2018 and higher gains from real estate sales in the first quarter of 2017 also drove the year-to-date decrease.

Interest Expense  – Interest expense increased in the third quarter of 2018 compared to 2017 due to an increase in the weighted-average debt level of $22.6 billion in 2018 compared to $16.0 billion in 2017, partially offset by a lower effective interest rate of 4.3% in 2018 compared to 4.5% in 2017.  Year-to-date, interest expense increased due to an increased weighted-average debt level of $19.4 billion in 2018 from $15.6 billion in 2017, partially offset by a lower effective interest rate of 4.4% compared to 4.6%.

Income Taxes – Income taxes were lower in the third quarter of 2018 compared to 2017, driven by a lower federal income tax rate due to the enactment of the Tax Act on December 22, 2017.  The Tax Act reduced the federal income tax rate from 35% to 21% effective January 1, 2018.  In addition, our tax expense increased $33 million in the third quarter of 2017 due to a change in the Illinois corporate income tax rate.

Our effective tax rates for the third quarter of 2018 and 2017 were 23.3% and 39.8%, respectively.  For the nine-month periods of 2018 and 2017, our effective tax rates were 22.9% and 38.0%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the AAR. We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018	2017	Change		2018	2017	Change
Average train speed (miles per hour)	24.0	25.4	(6)%		24.5	25.5	(4)%
Average terminal dwell time (hours)	29.3	30.0	(2)%		30.6	29.6	3%
Gross ton-miles (billions)	240.2	229.8	5%		698.1	671.5	4%
Revenue ton-miles (billions)	123.3	119.0	4%		358.3	347.9	3%
Operating ratio	61.7	61.7	-	pts	63.1	62.9	0.2	pts
Employees (average)	42,323	42,056	1%		42,057	42,127	-%

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Average train speed, as reported to the AAR, decreased 6% and 4% in the third quarter and year-to-date periods, respectively, compared to 2017, largely due to continued network congestion on key routes and terminals driven, by high freight car inventory levels.  Continued implementation and testing of Positive Train Control across a larger portion of our network also negatively impacted overall average train speed.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time improves asset utilization and service. Compared to 2017, average terminal dwell time decreased 2% in the third quarter but increased 3% in the nine-month period.  Network congestion on key routes and terminals, and high freight car inventory levels starting in the third quarter of 2017 drove the increase in average terminal dwell for the year-to-date period compared to 2017.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles increased 5% and 4%, respectively, during the third quarter of 2018 compared to 2017, driven by a 6% increase in carloadings. Changes in commodity mix drove the variances in year-over-year increases between gross ton-miles, revenue ton-miles and carloads.  Year-to-date, gross ton-miles and revenue ton-miles increased 4% and 3% respectively compared to 2017, driven by a 4% increase in carloadings.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our third quarter operating ratio of 61.7% was flat compared to 2017 mainly driven by core pricing gains and volume growth leverage, which were offset by excess network costs, other cost hurdles, higher fuel prices, and inflation.  Year-to-date, our operating ratio was 63.1%, increasing 0.2 points compared to 2017.

Employees – Employee levels increased 1% in the third quarter of 2018 compared to 2017 driven by a 6% increase in volume levels and an increase in TE&Y employees in training.  A smaller capital workforce and fewer management and administrative personnel largely offset the increases.  Year-to-date, employee levels were flat compared to 2017 as volumes grew 4%.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Sep. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2018	2017
Net income	$11,690	$10,712
Less:
Other income	81	245
Add:
Income tax expense/(benefit)	(3,873)	(3,080)
Depreciation	2,168	2,105
Interest expense	818	719
EBITDA	$10,722	$10,211
Interest on present value of operating leases	85	98
Adjusted EBITDA (a)	$10,807	$10,309
Debt	$22,411	$16,944
Net present value of operating leases	1,929	2,140
Unfunded pension and OPEB, net of taxes of $137 and $238	452	396
Adjusted debt (b)	$24,792	$19,480
Adjusted debt / Adjusted EBITDA (b/a)	2.3	1.9

[a]

The trailing twelve month income statement information ended September 30, 2018 is recalculated by taking the twelve months ended December 31, 2017, subtracting the nine months ended September 30, 2017, and adding the nine months ended September 30, 2018.

Adjusted debt to Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. Operating leases were discounted using 4.4% at September 30, 2018, and 4.6% at December 31, 2017.  We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to Adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income.  The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Nine Months Ended September 30,	2018	2017
Cash provided by operating activities	$6,374	$5,398
Cash used in investing activities	(2,434)	(2,260)
Cash used in financing activities	(3,405)	(2,568)
Net change in cash and cash equivalents	$535	$570

Operating Activities

Cash provided by operating activities increased in the first nine months of 2018 compared to the same period of 2017 due to higher income from core operations and a lower federal tax payment reflecting the lower corporate tax rate of 21% implemented January 1, 2018.   Payments made in 2018 for past wages resulting from national labor negotiations ratified in late 2017 partially offset these decreases.

Investing Activities

Increased capital investments and lower proceeds from asset sales drove higher cash used in investing activities in the first nine months of 2018 compared to the same period in 2017.

The table below details cash capital investments:

Millions,
for the Nine Months Ended September 30,	2018	2017
Rail and other track material	$461	$482
Ties	345	371
Ballast	159	178
Other [a]	348	342
Total road infrastructure replacements	1,313	1,373
Line expansion and other capacity projects	185	57
Commercial facilities	145	119
Total capacity and commercial facilities	330	176
Locomotives and freight cars [b]	509	430
Positive train control	121	262
Technology and other	155	138
Total cash capital investments	$2,428	$2,379

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include lease buyouts of $228 million in 2018 and $173 million in 2017.

Capital Plan

We expect our 2018 capital expenditures to be approximately $3.2 billion,  which is roughly $100 million less than previously expected. Timing of infrastructure renewal projects and work equipment receipts are the primary drivers of the reduced expenditure. Further revisions may occur if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased $837 million in the first nine months of 2018 compared to the same period of 2017 driven by a $4.1 billion increase in shares repurchased and a $256 million increase in dividends paid, which was partially offset by a $3.6 billion net increase in additional debt.

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

Millions,
for the Nine Months Ended September 30,	2018	2017
Cash provided by operating activities	$6,374	$5,398
Cash used in investing activities	(2,434)	(2,260)
Dividends paid	(1,716)	(1,460)
Free cash flow	$2,224	$1,678

Share Repurchase Programs

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. As of September 30, 2018, we repurchased a total of $29.5 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under this repurchase program during 2017 and 2018.

	Number of Shares Purchased		Average Price Paid
	2018	2017	2018	2017
First quarter	9,259,004	7,531,300	$132.84	$106.55
Second quarter [a]	33,229,992	7,788,283	142.74	109.10
Third quarter	2,239,405	11,801,755	151.94	106.69
Total	44,728,401	27,121,338	$141.15	$107.34
Remaining number of shares that may be repurchased under current authority			38,918,751

[a]	Includes 19,870,292 shares repurchased in June 2018 under ASRs.

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

Accelerated Share Repurchase Programs – On June 14, 2018, the Company established accelerated share repurchase programs (ASRs) with two financial institutions to repurchase shares of our common stock.  On June 15, 2018, the Company received 19,870,292 shares of its common stock repurchased under the ASRs for an aggregate of $3.6 billion.  When the shares were received, the exchange was accounted for as an equity transaction with $2.9 billion of the aggregate amount allocated to treasury stock and the remaining $0.7 billion allocated to paid-in-surplus.  The Company reflected the shares received as a repurchase of common stock in the weighted average common shares outstanding calculation for basic and diluted earnings per share.

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

On October 25, 2018, half of the remaining balance was settled through receipt of 2,220,380 additional shares from one of the financial institutions. The final settlement with the other financial institution is expected to be completed prior to the end of the fourth quarter of 2018.

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

The following tables identify material obligations and commitments as of September 30, 2018:

		Oct. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2018	2019	2020	2021	2022	2022	Other
Debt [a]	$38,393	$495	$1,901	$1,679	$1,926	$1,556	$30,836	$-
Operating leases [b]	2,344	53	367	303	265	240	1,116	-
Capital lease obligations [c]	932	15	152	160	164	147	294	-
Purchase obligations [d]	3,850	785	1,725	892	258	57	101	32
Other postretirement benefits [e]	442	13	49	49	48	48	235	-
Income tax contingencies [f]	177	6	85	-	-	-	-	86
Total contractual obligations	$46,138	$1,367	$4,279	$3,083	$2,661	$2,048	$32,582	$118

[a]Excludes capital lease obligations of $782 million, as well as unamortized discount and deferred issuance costs of ($826) million. Includes an interest component of $15,938 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]Represents total obligations, including interest component of $150 million.

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

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of September 30, 2018. For amounts where the year of settlement is uncertain, they are included in the Other column.

		Oct. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2018	2019	2020	2021	2022	2022
Credit facilities [a]	$2,000	$-	$-	$-	$-	$-	$2,000
Receivables securitization facility [b]	650	-	650	-	-	-	-
Guarantees [c]	26	4	7	5	5	5	-
Standby letters of credit [d]	19	7	12	-	-	-	-
Total commercial commitments	$2,695	$11	$669	$5	$5	$5	$2,000

[a] None of the credit facility was used as of September 30, 2018.

[b] $400 million of the receivables securitization facility was utilized as of September 30, 2018, which is accounted for as debt. The full program matures in July 2019.

[c]Includes guaranteed obligations related to our affiliated operations.

[d]None of the letters of credit were drawn upon as of September 30, 2018.

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

Accounting Pronouncements – See Note 2 to the Condensed Consolidated Financial Statements.

Labor Agreements – UPRR's collective bargaining agreements remain in effect until new agreements are ratified or until the Railway Labor Act’s procedures are exhausted.  Those procedures include mediation and the possibility of arbitration, Presidential Emergency Boards and Congressional intervention.  UPRR has concluded agreements with all its rail unions. Unions representing nearly 75% of our agreement work force ratified the agreements by significant margins, thereby creating a pattern agreement.  Unions representing the remaining 25% of our agreement work force pursued final and binding arbitration challenging various provisions of the pattern agreements.  The arbitrators upheld the validity of the pattern agreement in all respects, and as a result, the new agreement terms apply to all our union-represented employees. Unions that deviated from the established pattern agreement and sought arbitration were held accountable for the unreasonable delay. Arbitrators uniformly required those unions’ members to pay the employee contribution to health and welfare benefit premium from the date voluntary agreement should have been reached.

Subsequent Event – On October 23, 2018, we announced the elimination of one operating region and five service units as part of a broader effort to more closely align operating resources with the Company’s long-term strategic initiatives. In addition, the Company announced the reduction of approximately 475 employees and 200 contractors that is expected to be substantially completed in the fourth quarter of 2018. While no further restructuring plans have been approved, management continues to analyze the Company’s cost structure and evaluate other restructuring and cost reduction opportunities that will further align with the Company’s long-term strategic priorities.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Exchange Act. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Liquidity and Capital Resources” in Item 2 regarding our capital plan, statements under the caption “Share Repurchase Programs”, statements under the caption “Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments”, and statements under the caption “Other Matters.” Forward-looking statements and information also include any other statements or information in this report regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

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

Other Matters

Antitrust Litigation - As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. Currently, UPRR and three other Class I railroads are the named defendants in the lawsuit. An appellate hearing related to the U.S. District Court for the District of Columbia’s denial of class certification for the rail shippers was held on September 28, 2018. We are awaiting a decision regarding that hearing. For additional information on this lawsuit, please refer to Item 3. Legal Proceedings, under Other Matters, Antitrust Litigation in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2018:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jul. 1 through Jul. 31	344,165	$145.51	308,256	40,849,900
Aug. 1 through Aug. 31	1,290,048	150.02	1,261,149	39,588,751
Sep. 1 through Sep. 30	694,342	158.79	670,000	38,918,751
Total	2,328,555	$151.97	2,239,405	N/A

[a]

Total number of shares purchased during the quarter includes 89,150 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

Effective January 1, 2017, our Board of Directors authorized the repurchase of up to 120 million shares of our common stock by December 31, 2020, replacing our previous repurchase program. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement
12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2018 and 2017.
12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2018 and 2017.
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert M. Knight, Jr.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz and Robert M. Knight, Jr.
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (filed with the SEC on October 25, 2018), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended September 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2018 and 2017, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2018 and 2017, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated:  October 25, 2018

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)