Form 10-Q
period 2019-03-31
UNION PACIFIC CORP
filed 2019-04-18
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,  2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

As of April  12,  2019, there were 707,838,173 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended March 31,	2019	2018
Operating revenues:
Freight revenues	$5,010	$5,122
Other revenues	374	353
Total operating revenues	5,384	5,475
Operating expenses:
Compensation and benefits	1,205	1,273
Purchased services and materials	576	599
Depreciation	549	543
Fuel	531	589
Equipment and other rents	258	266
Other	305	266
Total operating expenses	3,424	3,536
Operating income	1,960	1,939
Other income/(expense) (Note 6)	77	(42)
Interest expense	(247)	(186)
Income before income taxes	1,790	1,711
Income taxes	(399)	(401)
Net income	$1,391	$1,310
Share and Per Share (Note 8):
Earnings per share - basic	$1.94	$1.69
Earnings per share - diluted	$1.93	$1.68
Weighted average number of shares - basic	716.8	776.4
Weighted average number of shares - diluted	719.5	779.6

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended March 31,	2019	2018
Net income	$1,391	$1,310
Other comprehensive income/(loss):
Defined benefit plans	10	19
Foreign currency translation	27	-
Total other comprehensive income/(loss) [a]	37	19
Comprehensive income	$1,428	$1,329

[a]Net of deferred taxes of $(4) million and $(6) million during the three months ended March 31, 2019, and 2018, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	March 31,	December 31,
Millions, Except Share and Per Share Amounts	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,059	$1,273
Short-term investments (Note 13)	60	60
Accounts receivable, net (Note 10)	1,672	1,755
Materials and supplies	780	742
Other current assets	382	333
Total current assets	3,953	4,163
Investments	1,951	1,912
Net properties (Note 11)	52,856	52,679
Operating lease assets (Note 16)	2,146	-
Other assets	413	393
Total assets	$61,319	$59,147
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,559	$3,160
Debt due within one year (Note 14)	1,703	1,466
Total current liabilities	5,262	4,626
Debt due after one year (Note 14)	23,409	20,925
Operating lease liabilities (Note 16)	1,663	-
Deferred income taxes	11,408	11,302
Other long-term liabilities	1,835	1,871
Commitments and contingencies (Note 17)
Total liabilities	43,577	38,724
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,112,062,832 and 1,111,739,781 issued; 708,456,092 and 725,056,690
outstanding, respectively	2,780	2,779
Paid-in-surplus	3,929	4,449
Retained earnings	46,049	45,284
Treasury stock	(33,638)	(30,674)
Accumulated other comprehensive loss (Note 9)	(1,378)	(1,415)
Total common shareholders' equity	17,742	20,423
Total liabilities and common shareholders' equity	$61,319	$59,147

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended March 31,	2019	2018
Operating Activities
Net income	$1,391	$1,310
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	549	543
Deferred and other income taxes	103	112
Other operating activities, net	(53)	339
Changes in current assets and liabilities:
Accounts receivable, net	83	(78)
Materials and supplies	(38)	(59)
Other current assets	(57)	(112)
Accounts payable and other current liabilities	(259)	(379)
Income and other taxes	240	225
Cash provided by operating activities	1,959	1,901
Investing Activities
Capital investments	(752)	(910)
Purchases of short-term investments (Note 13)	(90)	(60)
Maturities of short-term investments (Note 13)	90	60
Proceeds from asset sales	14	12
Other investing activities, net	(46)	(21)
Cash used in investing activities	(784)	(919)
Financing Activities
Debt issued (Note 14)	2,992	150
Common share repurchases (Note 18)	(2,987)	(1,166)
Dividends paid	(626)	(568)
Debt repaid	(560)	(237)
Accelerated share repurchase programs pending final settlement	(500)	-
Net issuance of commercial paper (Note 14)	299	636
Other financing activities, net	(23)	(24)
Cash used in financing activities	(1,405)	(1,209)
Net change in cash, cash equivalents and restricted cash	(230)	(227)
Cash, cash equivalents, and restricted cash at beginning of year	1,328	1,275
Cash, cash equivalents, and restricted cash at end of period	$1,098	$1,048
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$149	$74
Common shares repurchased but not yet paid	22	64
Cash (paid for)/received from:
Income taxes, net of refunds	$(1)	$2
Interest, net of amounts capitalized	(356)	(230)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$1,059	$1,048
Restricted cash equivalents in other current assets	27	-
Restricted cash equivalents in other assets	12	-
Total cash, cash equivalents and restricted cash equivalents per above	$1,098	$1,048

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2018	1,111.4	(330.5)	$ 2,778	$ 4,476	$ 41,317	$ (22,574)	$ (1,141)	$ 24,856
Net income			-	-	1,310	-	-	1,310
Other comprehensive income			-	-	-	-	19	19
Conversion, stock option exercises, forfeitures, and other	0.4	0.5	1	(3)	-	4	-	2
Share repurchase programs (Note 18)	-	(9.3)	-	-	-	(1,230)	-	(1,230)
Cash dividends declared ($0.73 per share)	-	-	-	-	(568)	-	-	(568)
Reclassification due to ASU 2018-02 adoption	-	-	-	-	300	-	(300)	-
Balance at March 31, 2018	1,111.8	(339.3)	$ 2,779	$ 4,473	$ 42,359	$ (23,800)	$ (1,422)	$ 24,389

Balance at January 1, 2019	1,111.7	(386.6)	$ 2,779	$ 4,449	$ 45,284	$ (30,674)	$ (1,415)	$ 20,423
Net income			-	-	1,391	-	-	1,391
Other comprehensive income			-	-	-	-	37	37
Conversion, stock option exercises, forfeitures, and other	0.3	1.1	1	(20)	-	45	-	26
Share repurchase programs (Note 18)	-	(18.1)	-	(500)	-	(3,009)	-	(3,509)
Cash dividends declared ($0.88 per share)	-	-	-	-	(626)	-	-	(626)
Balance at March 31, 2019	1,112.0	(403.6)	$ 2,780	$ 3,929	$ 46,049	$ (33,638)	$ (1,378)	$ 17,742

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2018 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2018, is derived from audited financial statements. The results of operations for the three months ended March 31,  2019, are not necessarily indicative of the results for the entire year ending December 31, 2019.

The Condensed Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

2. Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  We implemented an enterprise-wide lease management system to support the new reporting requirements, and effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842).    We elected an initial application date of January 1, 2019 and will not recast comparative periods in transition to the new standard.  In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets.  We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Adoption of the new standard resulted in an increase in the Company’s assets and liabilities of approximately $2 billion.    The ASU did not have an impact on our consolidated results of operations or cash flows.

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

The following table represents a disaggregation of our freight and other revenues:

Millions,
for the Three Months Ended March 31,	2019	2018
Agricultural Products	$1,067	$1,098
Energy	982	1,173
Industrial	1,410	1,340
Premium	1,551	1,511
Total freight revenues	$5,010	$5,122
Other subsidiary revenues	223	217
Accessorial revenues	133	121
Other	18	15
Total operating revenues	$5,384	$5,475

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origin or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $576 million and $579 million, respectively, for the three months ended March 31,  2019, and March 31,  2018.

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

Information regarding stock-based compensation appears in the table below:

Millions,
for the Three Months Ended March 31,	2019	2018
Stock-based compensation, before tax:
Stock options	$5	$4
Retention awards	22	21
Total stock-based compensation, before tax	$27	$25
Excess tax benefits from equity compensation plans	$39	$15

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2019	2018
Risk-free interest rate	2.5%	2.6%
Dividend yield	2.2%	2.3%
Expected life (years)	5.2	5.3
Volatility	22.7%	21.1%
Weighted-average grant-date fair value of options granted	$30.37	$21.70

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

A summary of stock option activity during the three months ended March 31,  2019, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2019	5,170	$92.06	5.4	yrs.	$239
Granted	573	160.84		N/A	N/A
Exercised	(1,505)	68.66		N/A	N/A
Forfeited or expired	(36)	119.14		N/A	N/A
Outstanding at March 31, 2019	4,202	$109.59	6.6	yrs.	$242
Vested or expected to vest at March 31, 2019	4,161	$109.31	6.6	yrs.	$241
Options exercisable at March 31, 2019	2,856	$97.12	5.6	yrs.	$200

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at March 31, 2019, are subject to performance or market-based vesting conditions.

At March 31, 2019, there was $30 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years. Additional information regarding stock option exercises appears in the table below:

Millions,
for the Three Months Ended March 31,	2019	2018
Intrinsic value of stock options exercised	$138	$33
Cash received from option exercises	72	26
Treasury shares repurchased for employee taxes	(22)	(8)
Tax benefit realized from option exercises	34	8
Aggregate grant-date fair value of stock options vested	15	18

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31,  2019, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	2,070	$104.55
Granted	374	161.56
Vested	(419)	120.91
Forfeited	(40)	109.51
Nonvested at March 31, 2019	1,985	$111.74

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to four years. At March 31,  2019, there was $135 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.1 years.

Performance Retention Awards – In February 2019, our Board of Directors approved performance stock unit grants. The basic terms of these performance stock units are identical to those granted in February 2018, except for different annual return on invested capital (ROIC) performance targets. The plan also includes relative operating income growth (OIG) as a modifier compared to the companies included in the S&P 500 Industrials Index. We define ROIC as net operating profit adjusted for interest expense (including interest on the present value of operating leases) and taxes on interest divided by average invested capital adjusted for the present value of operating leases. The modifier can be up to +/- 25% of the award earned based on the ROIC achieved, but not to exceed the maximum number of shares granted.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2019 grant were as follows:

2019
Dividend per share per quarter	$0.88
Risk-free interest rate at date of grant	2.5%

Changes in our performance retention awards during the three months ended March 31,  2019, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	1,092	$95.12
Granted	308	151.33
Vested	(267)	70.57
Unearned	(127)	70.09
Forfeited	(28)	109.39
Nonvested at March 31, 2019	978	$122.37

At March 31,  2019, there was $54 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.6 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension and OPEB cost were as follows for the three months ended March 31:

Millions,	Pension		OPEB
for the Three Months Ended March 31,	2019	2018	2019	2018
Service cost	$22	$27	$-	$-
Interest cost	40	36	3	3
Expected return on plan assets	(68)	(68)	-	-
Amortization of actuarial loss	16	23	1	2
Net periodic benefit cost	$10	$18	$4	$5

Cash Contributions

For the three months ended March 31, 2019, we did not make any cash contributions to the qualified pension plan. Any contributions made during 2019 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31,  2019, we do not have minimum cash funding requirements for 2019.

6. Other Income / (Expense)

Other income / (expense) included the following:

Millions,
for the Three Months Ended March 31,	2019	2018
Rental income	$29	$28
Interest income	9	4
Net periodic pension and OPEB costs	8	4
Net gain on non-operating asset dispositions	4	6
Early extinguishment of debt [a]	-	(85)
Non-operating environmental costs and other [b]	27	1
Total	$77	$(42)

[a]2018 includes a debt extinguishment charge for the early redemption of certain bonds and debentures in the first quarter

(Note 14).

[b]2019 includes $27 million in interest income associated with the employment tax refund (Note 17).

7. Income Taxes

The Internal Revenue Service (IRS) is performing limited scope audits of UPC’s 2016 and 2017 tax returns.  The statute of limitations has run for all years prior to 2015. Several state tax authorities are examining our state tax returns for years 2015 through 2017. At March 31, 2019, we had a net liability for unrecognized tax benefits of $176 million.

On April 9, 2019, Arkansas enacted legislation to decrease its corporate income tax rate effective 2021. In the second quarter of 2019, we will decrease our deferred tax expense by $21 million to reflect the decreased tax rate.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts,
for the Three Months Ended March 31,	2019	2018
Net income	$1,391	$1,310
Weighted-average number of shares outstanding:
Basic	716.8	776.4
Dilutive effect of stock options	1.3	1.8
Dilutive effect of retention shares and units	1.4	1.4
Diluted	719.5	779.6
Earnings per share – basic	$1.94	$1.69
Earnings per share – diluted	$1.93	$1.68
Stock options excluded as their inclusion would be anti-dilutive	0.4	0.5

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31,  2019, and 2018, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2019	$(1,192)	$(223)	$(1,415)
Other comprehensive income/(loss) before reclassifications	(3)	27	24
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	13	-	13
Net year-to-date other comprehensive income/(loss), net of taxes of $(4) million	10	27	37
Balance at March 31, 2019	$(1,182)	$(196)	$(1,378)

Balance at January 1, 2018	$(1,029)	$(112)	$(1,141)
Other comprehensive income/(loss) before reclassifications	-	-	-
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	19	-	19
Net year-to-date other comprehensive income/(loss), net of taxes of $(6) million	19	-	19
Reclassification due to ASU 2018-02 adoption [b]	(225)	(75)	(300)
Balance at March 31, 2018	$(1,235)	$(187)	$(1,422)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

[b]ASU 2018-02 is the Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows entities the option to reclassify from accumulated other comprehensive income to retained earnings the income tax effects that remain stranded in AOCI resulting from the application of the Tax Cuts and Jobs Act.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At March 31,  2019, and December 31, 2018, our accounts receivable were reduced by $6 million and $3 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At March 31,  2019, and December 31, 2018, receivables classified as other assets were reduced by allowances of $28 million and $27 million, respectively.

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

The amount recorded under the Receivables Facility was $400 million at both March 31,  2019, and December 31, 2018. The Receivables Facility was supported by $1.3 billion and $1.4 billion of accounts receivable as collateral at March 31,  2019, and December 31, 2018, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $4 million for both the three months ended March 31,  2019, and 2018.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of March 31, 2019	Cost	Depreciation	Value	Useful Life
Land	$5,266	$ N/A	$5,266	N/A
Road:
Rail and other track material	16,872	6,213	10,659	42
Ties	10,496	3,075	7,421	34
Ballast	5,594	1,619	3,975	34
Other roadway [a]	19,703	3,844	15,859	48
Total road	52,665	14,751	37,914	N/A
Equipment:
Locomotives	9,638	3,739	5,899	18
Freight cars	2,198	906	1,292	24
Work equipment and other	1,056	311	745	19
Total equipment	12,892	4,956	7,936	N/A
Technology and other	1,121	496	625	12
Construction in progress	1,115	-	1,115	N/A
Total	$73,059	$20,203	$52,856	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2018	Cost	Depreciation	Value	Useful Life
Land	$5,264	$ N/A	$5,264	N/A
Road:
Rail and other track material	16,785	6,156	10,629	43
Ties	10,409	3,025	7,384	34
Ballast	5,561	1,595	3,966	34
Other roadway [a]	19,584	3,766	15,818	48
Total road	52,339	14,542	37,797	N/A
Equipment:
Locomotives	9,792	3,861	5,931	19
Freight cars	2,229	929	1,300	24
Work equipment and other	1,040	301	739	19
Total equipment	13,061	5,091	7,970	N/A
Technology and other	1,117	493	624	12
Construction in progress	1,024	-	1,024	N/A
Total	$72,805	$20,126	$52,679	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Mar. 31,	Dec. 31,
Millions	2019	2018
Income and other taxes payable	$934	$694
Accounts payable	794	872
Current operating lease liabilities (Note 16)	417	-
Accrued wages and vacation	381	384
Accrued casualty costs	219	211
Interest payable	198	317
Equipment rents payable	107	107
Other	509	575
Total accounts payable and other current liabilities	$3,559	$3,160

13. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits. These investments are considered level 2 investments and are valued at amortized cost, which approximates fair value. As of March 31, 2019, the Company had $90 million of short-term investments, of which $30 million are in a trust for the purpose of providing collateral for payment of certain other long-term liabilities, and as such are reclassified as other assets. All short-term investments have a maturity of less than one year and are classified as held-to-maturity. There were no transfers out of Level 2 during the three months ended March 31,  2019.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At March 31,  2019, the fair value of total debt was $25.7 billion, approximately $0.6 billion more than the carrying value. At December 31, 2018, the fair value of total debt was $21.9 billion, approximately $0.5 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions.  The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At March 31,  2019, we had $2.0 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. We did not draw on the facility at any time during the three months ended March 31,  2019. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The facility matures in June 2023 under a five-year term and requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At March 31, 2019, the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $38.1 billion of debt (as defined in the Facility), and we had $26.0 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2019, we issued $2.95 billion and repaid $2.65 billion of commercial paper with maturities ranging from 1 to 31 days, and at March 31, 2019, we had $500 million of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

Shelf Registration Statement and Significant New Borrowings  – In 2018, the Board of Directors reauthorized the issuance of up to $6 billion of debt securities.  Under our Shelf registration, we may issue, from time to time any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the three months ended March 31,  2019, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
February 19, 2019	$500 million of 2.950% Notes due March 1, 2022
$500 million of 3.150% Notes due March 1, 2024
$1.0 billion of 3.700% Notes due March 1, 2029
$1.0 billion of 4.300% Notes due March 1, 2049

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At March 31, 2019, we had remaining authority to issue up to $3.0 billion of debt securities under our Shelf registration.

Receivables Securitization Facility – As of both March 31,  2019, and December 31, 2018, we recorded $400 million of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $1.6 billion as of March 31,  2019.

16. Leases

Our significant accounting policies are detailed in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2018.  Changes to our accounting policies as a result of adopting ASU 2016-02 are discussed below.

We lease certain locomotives, freight cars, and other property for use in our rail operations. We determine if an arrangement is or contains a lease at inception.  We have lease agreements with lease and non-lease components and we have elected to not separate lease and non-lease components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on our Consolidated Statements of Financial Position; we recognize lease expense for these leases on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as operating or financing leases in our Consolidated Statement of Financial Position.  Operating leases are included in operating lease assets, accounts payable and other current liabilities, and operating lease liabilities on our Consolidated Statements of Financial Position.  Finance leases are included in net properties, debt due within one year, and debt due after one year on our Consolidated Statements of Financial Position.

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term and reported in Equipment and other rents and financing lease expense is recorded as Depreciation and Interest expense in our Consolidated Statements of Income.

The following are additional details related to our lease portfolio:

		Mar. 31,
Millions	Classification	2019
Assets
Operating leases	Operating lease assets	$2,146
Finance leases	Net properties [a]	516
Total leased assets		$2,662
Liabilities
Current
Operating	Accounts payable and other current liabilities	$417
Finance	Debt due within one year	99
Noncurrent
Operating	Operating lease liabilities	1,663
Finance	Debt due after one year	560
Total lease liabilities		$2,739

 [a]   Finance lease assets are recorded net of accumulated amortization of $717 million as of March 31, 2019.

The lease cost components are classified as follows:

Millions,
for the Three Months Ended March 31,	Classification	2019
Operating lease cost [a]	Equipment and other rents	$93
Finance lease cost
Amortization of leased assets	Depreciation	18
Interest on lease liabilities	Interest expense	9
Net lease cost		$120

[a]   Includes short-term lease costs of $0.2 million and variable lease costs of $1.9 million.

The following table presents aggregate lease maturities as of March 31, 2019:

Millions	Operating Leases	Finance Leases	Total
2019	$196	$72	$268
2020	384	143	527
2021	308	147	455
2022	273	130	403
2023	235	88	323
After 2023	1,040	199	1,239
Total lease payments	$2,436	$779	$3,215
Less: Interest [a]	356	120	476
Present value of lease liabilities	$2,080	$659	$2,739

The Consolidated Statement of Financial Position as of December 31, 2018 included $1,454, net of $912 million of accumulated depreciation for properties held under capital leases.  The following table presents aggregate lease maturities as of December 31, 2018:

Millions	Operating Leases	Capital Leases
2019	$419	$148
2020	378	155
2021	303	159
2022	272	142
2023	234	94
Later years	1,040	200
Total minimum lease payments	$2,646	$898
Amount representing interest	N/A	(144)
Present value of minimum lease payments	N/A	$754

The following table presents the weighted average remaining lease term and discount rate:

Mar. 31
2019
Weighted-average remaining lease term (years)
Operating leases	9.0
Finance leases	6.6
Weighted-average discount rate
Operating leases	3.7
Finance leases	5.3

The following table presents other information related to our operating and finance leases:

Millions,
for the Three Months Ended March 31,	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$215
Operating cash flows from finance leases	17
Financing cash flows from finance leases	58
Leased assets obtained in exchange for new finance lease liabilities	-
Leased assets obtained in exchange for new operating lease liabilities	9

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at March 31,  2019. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $266 million to $292 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2019	2018
Beginning balance	$271	$285
Current year accruals	18	19
Changes in estimates for prior years	(2)	(11)
Payments	(21)	(21)
Ending balance at March 31	$266	$272
Current portion, ending balance at March 31	$67	$70

We reassess our estimated insurance recoveries annually and have recognized an asset for estimated insurance recoveries at both December 31, 2018, and 2017. Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 337 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 32 sites that are the subject of actions taken by the U.S. government, 21 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2019	2018
Beginning balance	$223	$196
Accruals	10	16
Payments	(17)	(14)
Ending balance at March 31	$216	$198
Current portion, ending balance at March 31	$63	$57

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

Insurance – The Company has a consolidated, wholly-owned captive insurance subsidiary (the captive), that provides insurance coverage for certain risks including FELA claims and property coverage which are subject to reinsurance. The captive entered into annual reinsurance treaty agreements that insure workers compensation, general liability, auto liability and FELA risk. The captive cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. The captive receives direct premiums, which are netted against the Company’s premium costs in other expenses in the Condensed Consolidated Statements of Income. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance, and we do not believe our exposure to treaty participants’ non-performance is material at this time. We record both liabilities and reinsurance receivables using an actuarial analysis based on historical experience in our Condensed Consolidated Statements of Financial Position. Effective January 2019, the captive insurance subsidiary no longer participates in the reinsurance treaty agreement. The Company established a trust in the fourth quarter of 2018 for the purpose of providing collateral as required under the reinsurance treaty agreement for prior years’ participation.

Guarantees – At both March 31,  2019 and December 31, 2018, we were contingently liable for $22 million in guarantees. The fair value of these obligations as of both March 31,  2019, and December 31, 2018 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Gain Contingency –  UPRR filed multiple claims with the IRS for refunds of Railroad Retirement Taxes paid on (i) certain stock awards to its employees and (ii) certain bonus payments it made to labor agreement employees during the years 1991-2017. The IRS denied UPRR’s claims for 1991 – 2007 (employment tax refund).  UPRR filed suit in the U.S. District Court for the District of Nebraska (the District Court) for the employment tax refund and in 2016 the District Court denied the refund claim. UPRR appealed this denial to the U.S. Court of Appeals for the 8th Circuit (8th Circuit) and the 8th Circuit ruled in favor of UPRR and remanded the case to the District Court. The IRS appealed the 8th Circuit ruling to the U.S. Supreme Court.

In June 2018, a similar case for another railroad was decided by the U.S. Supreme Court against the IRS and in favor of that railroad (Wisconsin Central LTD., Et. Al. v. U.S.). As a result, the U.S. Supreme Court denied the IRS request to appeal the 8th Circuit ruling. On November 28, 2018 the District Court issued an order granting summary judgment to UPRR pursuant to the mandate of the 8th Circuit. UPRR, the Department of Justice (DOJ), and the IRS subsequently agreed upon the tax refund amounts owed UPRR and its employees for all claims. On February 12, 2019, UPRR received a partial final judgment from the District Court for the employment tax refund.  As a result, in the first quarter of 2019 UPRR recognized an employer refund of $42 million as a reduction of compensation and benefit expenses and approximately $27 million of interest in other income.

UPRR’s refund claims for 2008 – 2017 are pending with the IRS, and we expect IRS approval of these claims in 2019.  These claims are considered gain contingencies and no refund amounts have been recognized in the Consolidated Financial Statements as of March 31, 2019.  These claims will be recognized when UPRR receives final approval from the IRS allowing the refunds.  When recognized, UPRR will reduce compensation and benefit expenses by $36 million and record approximately $3 million of interest in other income.

18. Share Repurchase Programs

On February 7, 2019, the Board of Directors approved a new share repurchase authorization, enabling the Company to buy up to 150 million of its common shares by March 31, 2022. The new authorization is effective April 1, 2019, and replaces the previous authorization of up to 120 million shares, which expired on March 31, 2019. As of March 31, 2019, we repurchased a total of $34.4 billion of our common stock since commencement of our repurchase programs in 2007. The following table represents shares repurchased in the first quarter of 2019 and 2018:

	Number of Shares Purchased		Average Price Paid
	2019	2018	2019	2018
First quarter [a]	18,149,450	9,259,004	$165.79	$132.84

[a]	Includes 11,795,930 shares repurchased in February 2019 under accelerated share repurchase programs.

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

Accelerated Share Repurchase Programs – On February 25, 2019, the Company established accelerated share repurchase programs (ASRs) with two financial institutions to repurchase shares of our common stock.  On February 26, 2019, the Company received 11,795,930 shares of its common stock repurchased under the ASRs for an aggregate of $2.5 billion.  When the shares were received, the exchange was accounted for as an equity transaction with $2.0 billion of the aggregate amount allocated to treasury stock and the remaining $0.5 billion allocated to paid-in-surplus.  The Company reflected the shares received as a repurchase of common stock in the weighted average common shares outstanding calculation for basic and diluted earnings per share.

Under these ASRs, we paid a specified amount to the financial institutions and received an initial delivery of shares.  This delivery of shares represents the initial and likely minimum number of shares that we may receive under the ASRs.  The final number of shares to be repurchased under the ASRs will be based on the volume weighted average price of the Company’s common stock during the ASR term, less a discount and subject to potential adjustments pursuant to the terms of such ASR.  The final settlement is expected to be completed prior to the end of the third quarter of 2019, but the ASRs may be terminated early in certain circumstances.

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

UPRR had $1.3 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both March 31,  2019, and December 31, 2018. TTX car hire expenses of $105 million for both the three months ended March 31,  2019, and 2018, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $69 million and $66 million as of March 31,  2019, and December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019, Compared to

Three Months Ended March 31, 2018

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2018 Annual Report on Form 10-K.  Changes to our accounting policies as a result of adopting ASU 2016-02 are discussed within Note 16 of the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $1.93 per diluted share on net income of $1.4 billion in the first quarter of 2019 compared to earnings of $1.68 per diluted share on net income of $1.3 billion for the first quarter of 2018.

Freight revenues decreased 2% in the first quarter compared to the same period in 2018 driven by a 2% volume decline. Average revenue per car (ARC) was essentially flat as core pricing gains and higher fuel surcharge revenue were offset by negative mix of traffic.  Growth in shipments of intermodal, rock, petroleum products, plastics, and steel were more than offset by declines in coal, frac sand,  domestic intermodal,  grain, grain products, and auto parts shipments.

Service disruptions were caused by a series of significant weather events throughout the quarter.  Heavy snowfall and harsh winter conditions in the Midwest and Pacific Northwest were followed by widespread flooding across the central portion of our network.  These weather events negatively impacted carload volumes across various lines of business and drove additional operating expenses in the quarter, adversely affecting earnings by approximately $0.15 per diluted share.  Despite the disruptions, we remained focused on productivity initiatives and implementation of Unified Plan 2020, the Company’s plan for operating a safe, reliable and efficient railroad by increasing reliability of our service product, reducing variability in network operations, and improving resource utilization costs.  As part of this implementation, network operations improved significantly throughout the fourth quarter and into 2019.  Year-over-year we saw a 6% improvement in locomotive productivity and a 7% improvement in freight car velocity.

Although we incurred additional costs from the weather events, including higher labor, equipment rental, locomotive maintenance, and fuel consumption costs, they were more than offset by lower fuel prices, productivity savings and a $42 million reduction of compensation expense due to refund claims for railroad retirement taxes on certain stock awards and bonus payments (employment tax refund). The reduction in expenses more than offset lower top line results, generating operating income growth of 1% and 1.0 point improvement in the operating ratio.

Operating Revenues

Millions,			%
for the Three Months Ended March 31,	2019	2018	Change
Freight revenues	$5,010	$5,122	(2)%
Other subsidiary revenues	223	217	3
Accessorial revenues	133	121	10
Other	18	15	20
Total	$5,384	$5,475	(2)%

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

Freight revenues decreased 2% during the first quarter of 2019 compared to 2018, resulting from a  2% volume decline and negative mix of traffic partially offset by core pricing gains and higher fuel surcharge revenue.  Weather-related disruptions negatively impacted coal, domestic intermodal, grain products and lumber volumes year-over-year.  Fewer shipments of frac sand, grain and auto parts partially offset by growth in international intermodal, rock, petroleum products and plastics drove additional volume declines.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $398 million in the first quarter of 2019 compared to $353 million in the same period of 2018. Higher fuel surcharge revenue resulted from lag in fuel surcharge recovery due to the sequential decrease in fuel price from the fourth quarter of 2018 (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries) partially offset by volume declines.

Other revenues increased in the first quarter compared to 2018 due to higher accessorial charges focused on incentivizing customers’ efficient use of Company assets. Higher revenues at our subsidiaries, primarily those that broker intermodal, transload, and refrigerated warehousing logistics services also contributed to the first quarter increase compared to 2018.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues
Millions,			%
for the Three Months Ended March 31,	2019	2018	Change
Agricultural Products	$1,067	$1,098	(3)%
Energy	982	1,173	(16)
Industrial	1,410	1,340	5
Premium	1,551	1,511	3
Total	$5,010	$5,122	(2)%

Revenue Carloads
Thousands,			%
for the Three Months Ended March 31,	2019	2018	Change
Agricultural Products	259	279	(7)%
Energy	358	419	(15)
Industrial	429	411	4
Premium [a]	1,041	1,016	2
Total	2,087	2,125	(2)%

Average Revenue per Car			%
for the Three Months Ended March 31,	2019	2018	Change
Agricultural Products	$4,123	$3,942	5%
Energy	2,740	2,799	(2)
Industrial	3,292	3,262	1
Premium	1,489	1,487	-
Average	$2,401	$2,411	-%

[a] For intermodal shipments each container or trailer equals one carload.

Agricultural Products – Freight revenue from agricultural products shipments decreased in the first quarter of 2019 compared to 2018 due to 7% decline in volume partially offset by core pricing gains and higher fuel surcharge revenue.  In the first quarter, volume declines were driven by lower exports of grain to China, and lower shipments of several products due to weather-related challenges compared to 2018.

Energy – Freight revenue from energy shipments decreased 16% in the first quarter compared to 2018 due to a 15% decline in volume and negative mix of traffic, partially offset by core pricing gains and higher fuel surcharge revenue.  Frac sand shipments, which represents 11% of energy shipments in 2019, declined 45% in the first quarter compared to last year as regional sand supplies in the Permian displaced select shipments originating from the upper Midwest.  In addition, coal and coke shipments, which represents 70% of energy shipments in 2019, declined 14% due to weather-related operational challenges, a commercial contract loss, and certain UPRR-served facility retirements.  Growth in petroleum shipments (both crude and refined) due to strong drilling activity partially offset the sand and coal volume declines.

Industrial –  Freight revenue from industrial shipments increased in the first quarter of 2019 compared to 2018 due to volume growth, core pricing gains, and higher fuel surcharge revenue, partially offset by negative mix of traffic. Volume grew 4% in the first quarter compared to 2018 driven by strong market demand in construction products,  plastics and metals, while lumber shipments decreased due to weather-related challenges compared to 2018.

Premium – Freight revenue from premium shipments increased in the first quarter compared to 2018 due to core pricing gains, volume growth, and higher fuel surcharge revenue, partially offset by negative mix of traffic.  Volume grew 2% in the first quarter compared to 2018 driven by growth in international intermodal shipments due to surge in shipments and newly secured business.  These volume increases were partially offset by declines in domestic intermodal shipments, including containerized automotive parts, as shipments moved via truck due to weather-related challenges, in addition to increased truck capacity.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business decreased 1% to $576 million in the first quarter of 2019 compared to 2018 driven by 7% decline in volume, partially offset by higher fuel surcharge revenue, and core pricing gains.  The decrease in volume was driven by shipments of automotive parts, international intermodal, finished vehicles, and beverage shipments, partially offset by growth in petroleum products.

Operating Expenses

Millions,			%
for the Three Months Ended March 31,	2019	2018	Change
Compensation and benefits	$1,205	$1,273	(5)%
Purchased services and materials	576	599	(4)
Depreciation	549	543	1
Fuel	531	589	(10)
Equipment and other rents	258	266	(3)
Other	305	266	15
Total	$3,424	$3,536	(3)%

Operating expenses decreased $112 million in the first quarter compared to 2018 driven by productivity savings, lower fuel price, lower compensation expense due to the employment tax refund (see Note 17 of the Condensed Consolidated Financial Statements), and lower management and administrative wage and benefit costs.  Additional costs due to weather-related challenges, expense associated with a workforce reduction, higher destroyed equipment and freight damage costs, depreciation and inflation partially offset these decreases compared to 2018.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the first quarter, expenses decreased 5% compared to 2018 due to the employment tax refund and lower management and administrative wage and benefit costs.  Expenses associated with a workforce reduction, increased costs due to weather-related challenges and wage inflation partially offset the decreases.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 4% in the first quarter compared to 2018. Lower locomotive repair expense due to a smaller active fleet in service and lower costs for services purchased from outside contractors primarily drove the decrease in the first quarter.    Conversely, higher costs associated with weather-related challenges, derailments and volume-related intermodal contracting costs partially offset these decreases versus 2018.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting recent years’ higher capital spending, increased depreciation expense in the first quarter of 2019 compared to 2018.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. A 7% decline in gross ton-miles and lower locomotive diesel fuel prices, which averaged $2.07 per gallon (including taxes and transportation costs) in the first quarter of 2019, compared to $2.13 per gallon in the same period in 2018, drove the decrease in the first quarter compared to the same period in 2018. While the fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands, increased 1% compared to the first quarter of 2018, driven by weather-related challenges.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense decreased 3% in the first quarter compared to 2018, driven by lower locomotive and freight car lease expenses, decreased car rent expense due to volume declines, and improved cycle time partially offset by additional cost associated with weather-related challenges.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs increased 15% in the first quarter compared to 2018 driven primarily by higher destroyed equipment and freight loss and damage costs.

Non-Operating Items

Millions,			%
for the Three Months Ended March 31,	2019	2018	Change
Other income/(expense)	$77	$(42)	F %
Interest expense	(247)	(186)	33
Income taxes	(399)	(401)	-

Other Income/(Expense) – Other income/(expense) increased in the first quarter of 2019 as a result of $27 million in interest income associated with the employment tax refund in 2019 and a decrease of $85 million in expense associated with early-extinguishment of outstanding debentures and mortgage bonds recognized in the first quarter of 2018.

Interest Expense  – Interest expense increased in the first quarter of 2019 compared to 2018 due to an increase in the weighted-average debt level of $23.6 billion in 2019 compared to $17.1 billion in 2018, partially offset by a lower effective interest rate of 4.3% in 2019 compared 4.4% in 2018.

Income Taxes – Income taxes were lower in the first quarter of 2019 compared to 2018, driven by higher excess tax benefits from the exercise of stock options, partially offset by higher income.  Our effective tax rates for the first quarter of 2019 and 2018 were 22.3% and 23.4%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Association of American Railroads (AAR). We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

			%
For the Three Months Ended March 31,	2019	2018	Change
Gross ton-miles (GTMs) (billions)	210.3	226.9	(7)%
Revenue ton-miles (billions)	106.7	117.4	(9)
Freight car velocity (daily miles per car)	185	173	7
Average train speed (miles per hour) [a]	23.3	24.8	(6)
Average terminal dwell time (hours) [a]	26.6	33.0	(19)
Locomotive productivity (GTMs per horsepower day)	111	105	6
Workforce productivity (car miles per employee)	812	826	(2)
Employees (average)	40,053	41,735	(4)
Operating ratio	63.6	64.6	(1.0)	pts

[a]    As reported to the AAR.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 7% and 9%, respectively, during the first quarter of 2019 compared to 2018, driven by a 2% decline in carloadings.  Changes in commodity mix drove the variance in year-over-year decreases between gross ton-miles, revenue ton-miles and carloads.

Freight Car Velocity – Freight car velocity is average daily car miles per car.  Drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time).  Implementation of Unified Plan 2020 drove the 7% improvement.  Average terminal dwell time in the first quarter of 2018 decreased 19%, compared to the same period in 2018 largely due to a decrease in our freight car inventory levels, improved processes in the terminals and transportation plan changes to eliminate switches.  Conversely, weather-related disruptions did impact our average train speed, as it declined 6% year-over-year.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower.  Locomotive productivity increased 6% year-over-year and was flat with fourth quarter of 2018 as we reduced our active locomotive fleet by over 15% since the first quarter of 2018.

Workforce Productivity – Workforce productivity is average daily car miles per employee.  Workforce productivity declined 2% as average daily car miles decreased 6% while employees decreased 4% compared to the first quarter of 2018.  Lower carload volumes and the major weather events drove the decline in average daily car miles.  The 4% decline in employee levels was driven by a 2% decline in carload volumes and initiatives to further right-size the workforce.  At the end of the first quarter, approximately 1,100 employees across all crafts were either furloughed or in alternate work status due primarily to a smaller active locomotive fleet. Weather-related operational challenges required a temporary increase in train crew resources, partially offsetting some of the year-over-year reductions.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our first quarter operating ratio of 63.6% improved 1.0 point compared to 2018 mainly driven by core pricing gains, productivity, lower fuel prices, and the employment tax refund which were offset by costs associated with the major weather events, other cost hurdles, and inflation.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Mar. 31,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2019	2018
Net income	$6,047	$5,966
Less:
Other income	213	94
Add:
Income tax expense	1,773	1,775
Depreciation	2,197	2,191
Interest expense	931	870
EBITDA	$10,735	$10,708
Interest on operating lease liabilities [b]	77	84
Adjusted EBITDA (a)	$10,812	$10,792
Debt	$25,112	$22,391
Operating lease liabilities [c]	2,080	2,271
Unfunded pension and OPEB, net of taxes of $128 and $135	446	456
Adjusted debt (b)	$27,638	$25,118
Adjusted debt / Adjusted EBITDA (b/a)	2.6	2.3

[a]

The trailing twelve month income statement information ended March 31,  2019 is recalculated by taking the twelve months ended December 31, 2018, subtracting the three months ended March 31,  2018, and adding the three months ended March 31,  2019.

[b]	Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

[c]

Effective January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases.  ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet.  Prior to adoption, the present value of operating leases was used in this calculation.

Adjusted debt to Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and interest on operating lease liabilities) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to Adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income.  The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA. At both March 31, 2019 and December 31, 2018, the incremental borrowing rate on operating lease liabilities was 3.7%.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Three Months Ended March 31,	2019	2018
Cash provided by operating activities	$1,959	$1,901
Cash used in investing activities	(784)	(919)
Cash used in financing activities	(1,405)	(1,209)
Net change in cash, cash equivalents and restricted cash	$(230)	$(227)

Operating Activities

Cash provided by operating activities increased in the first three months of 2019 compared to the same period of 2018 due to higher net income.

Investing Activities

Reduced capital investments on equipment purchases and Positive Train Control drove lower cash used in investing activities in the first three months of 2019 compared to the same period in 2018.

The table below details cash capital investments:

Millions,
for the Three Months Ended March 31,	2019	2018
Rail and other track material	$142	$128
Ties	112	114
Ballast	48	45
Other [a]	103	86
Total road infrastructure replacements	405	373
Line expansion and other capacity projects	100	42
Commercial facilities	26	36
Total capacity and commercial facilities	126	78
Locomotives and freight cars [b]	94	300
Positive train control	17	41
Technology and other	110	118
Total cash capital investments	$752	$910

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include lease buyouts of $30 million in 2019 and $210 million in 2018.

Capital Plan

We expect our 2019 capital expenditures to be approximately $3.2 billion.  Revisions may occur as we continue to evaluate the impact of Unified Plan 2020, or if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased $196 million in the first three months of 2019 compared to the same period of 2018, driven by a $2.3 billion increase in our share repurchase programs and a $58 million increase in dividends paid, partially offset by a $2.2 billion net increase in additional debt and commercial paper.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions,
for the Three Months Ended March 31,	2019	2018
Cash provided by operating activities	$1,959	$1,901
Cash used in investing activities	(784)	(919)
Dividends paid	(626)	(568)
Free cash flow	$549	$414

Share Repurchase Programs

On February 7, 2019, the Board of Directors approved a new share repurchase authorization, enabling the Company to buy up to 150 million of its common shares by March 31, 2022. The new authorization is effective April 1, 2019, and replaces the previous authorization of up to 120 million shares, which expired on March 31, 2019. As of March 31, 2019, we repurchased a total of $34.4 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased in the first quarter of 2019 and 2018.

	Number of Shares Purchased		Average Price Paid
	2019	2018	2019	2018
First quarter [a]	18,149,450	9,259,004	$165.79	$132.84

[a]	Includes 11,795,930 shares repurchased in February 2019 under accelerated share repurchase programs.

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

Accelerated Share Repurchase Programs –  On February 25, 2019, the Company established accelerated share repurchase programs (ASRs) with two financial institutions to repurchase shares of our common stock.  On February 26, 2019, the Company received 11,795,930 shares of its common stock repurchased under the ASRs for an aggregate of $2.5 billion.  When the shares were received, the exchange was accounted for as an equity transaction with $2.0 billion of the aggregate amount allocated to treasury stock and the remaining $0.5 billion allocated to paid-in-surplus.  The Company reflected the shares received as a repurchase of common stock in the weighted average common shares outstanding calculation for basic and diluted earnings per share.

Under these ASRs, we paid a specified amount to the financial institutions and received an initial delivery of shares.  This delivery of shares represents the initial and likely minimum number of shares that we may receive under the ASRs.  The final number of shares to be repurchased under the ASRs will be based on the volume weighted average price of the Company’s common stock during the ASR term, less a discount and subject to potential adjustments pursuant to the terms of such ASR.  The final settlement is expected to be completed prior to the end of the third quarter of 2019, but the ASRs may be terminated early in certain circumstances.

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

The following tables identify material obligations and commitments as of March 31, 2019:

		Apr. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2019	2020	2021	2022	2023	2023	Other
Debt [a]	$42,538	$1,814	$1,790	$2,036	$2,159	$2,124	$32,615	$-
Operating leases [b]	2,436	196	384	308	273	235	1,040	-
Capital lease obligations [c]	779	72	143	147	130	88	199	-
Purchase obligations [d]	3,270	1,754	1,058	275	57	38	52	36
Other postretirement benefits [e]	358	37	37	37	36	36	175	-
Income tax contingencies [f]	176	99	-	-	-	-	-	77
Total contractual obligations	$49,557	$3,972	$3,412	$2,803	$2,655	$2,521	$34,081	$113

[a]Excludes capital lease obligations of $659 million, as well as unamortized discount and deferred issuance costs of $(836) million. Includes an interest component of $17,249 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $356 million.

[c]Represents total obligations, including interest component of $120 million.

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

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of March 31, 2019. For amounts where the year of settlement is uncertain, they are included in the Other column.

		Apr. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2019	2020	2021	2022	2023	2023
Credit facilities [a]	$2,000	$-	$-	$-	$-	$2,000	$-
Receivables securitization facility [b]	650	650	-	-	-	-	-
Guarantees [c]	22	7	5	5	5	-	-
Standby letters of credit [d]	19	12	7	-	-	-	-
Total commercial commitments	$2,691	$669	$12	$5	$5	$2,000	$-

[a] None of the credit facility was used as of March 31, 2019.

[b] $400 million of the receivables securitization facility was utilized as of March 31, 2019, which is accounted for as debt. The full program matures in July 2019.

[c]Includes guaranteed obligations related to our affiliated operations.

[d]None of the letters of credit were drawn upon as of March 31, 2019.

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

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our 2018 Annual Report on Form 10-K, filed February 8, 2019, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2018 Annual Report on Form 10-K.

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

During the first quarter of 2019, we implemented new internal controls to support adoption of the new lease accounting standard ASU No. 2016-02, Leases (Topic 842).

Additionally, the CEO and CFO determined that there were no other changes to the Corporation’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Environmental Matters

As previously reported, the United States Department of Justice has asserted claims against Union Pacific in connection with a September 12, 2014 release of diesel from a locomotive fuel tank arising out of a derailment that occurred in Salem, OR. Some portion of that fuel entered Pringle Creek, which the United States asserts to be a Water of the United States within the meaning of the federal Clean Water Act. On March 26, 2019 the United States District Court for the District of Oregon entered the Stipulation of Settlement and Judgment in this matter, pursuant to which the Company will pay $47,500 to the United States and $47,500 to the State of Oregon.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7 of our 2018 Annual Report on Form 10-K.

Other Matters

Antitrust Litigation  - As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. Currently, UPRR and three other Class I railroads are the named defendants in the lawsuit. An appellate hearing related to the U.S. District Court for the District of Columbia’s denial of class certification for the rail shippers was held on September 28, 2018. We are awaiting a decision regarding that hearing. For additional information on this lawsuit, please refer to Item 3. Legal Proceedings, under Other Matters, Antitrust Litigation in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2018.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow).  For additional information on Oxbow, please refer to Item 3. Legal Proceedings, under Other Matters, Antitrust Litigation in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2018.

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

On August 8, 2016, the U.S. District Court for the Western District of Washington granted plaintiffs' motion to transfer their claim to the U.S. District Court of Nebraska. On February 5, 2019, the U.S. District Court of Nebraska granted plaintiffs’ motion to certify the ADA allegations as a class action. We filed a petition for permission to appeal the U.S. District Court’s decision to the Eighth Circuit Court of Appeals. On March 13, 2019, the Eighth Circuit granted Union Pacific’s Petition. We have also subsequently filed a Motion to Stay the U.S. District Court proceedings pending a decision by the Eighth Circuit. We continue to deny these allegations, believe this lawsuit is without merit and will defend our actions. We believe this lawsuit will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2019:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [b]	Maximum Number of Shares That May Be Purchased Under Current Authority [c]
Jan. 1 through Jan. 31	3,046,226	$150.78	2,766,800	23,661,319
Feb. 1 through Feb. 28	14,184,118	168.90	13,897,650	9,763,669
Mar. 1 through Mar. 31	1,491,879	164.61	1,485,000	8,278,669
Total	18,722,223	$165.61	18,149,450	N/A

[a]

Total number of shares purchased during the quarter includes 572,773 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

Total number of shares purchased as part of a publicly announced plan or program includes 11,795,930 shares repurchased in February under ASRs. See Note 18 to the Condensed Consolidated Financial Statements for additional information.

[c]

On February 7, 2019, the Board of Directors approved a new share repurchase authorization, enabling the Company to buy up to 150 million of its common shares by March 31, 2022. The new authorization is effective April 1, 2019, and replaces the previous authorization of up to 120 million shares, which expired on March 31, 2019.

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
101

eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (filed with the SEC on April 18, 2019), is formatted in XBRL and submitted electronically herewith: (i) Condensed Consolidated Statements of Income for the periods ended March 31, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2019 and 2018, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2019 and 2018, and (vi) the Notes to the Condensed Consolidated Financial Statements.

Incorporated by Reference
3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.
4(a)	Form of 2.950% Note due 2022 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated February 19, 2019.
4(b)	Form of 3.150% Note due 2024 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated February 19, 2019.
4(c)	Form of 3.700% Note due 2029 is incorporated by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated February 19, 2019.
4(d)	Form of 4.300% Note due 2049 is incorporated by reference to Exhibit 4.4 to the Corporation’s Current Report on Form 8-K dated February 19, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 18, 2019

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)