Form 10-Q
period 2019-06-30
UNION PACIFIC CORP
filed 2019-07-18
CIK 100885

L

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

68179

(Zip Code)

(402) 544-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock (Par Value $2.50 per share)	UNP	New York Stock Exchange

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

Large Accelerated Filer	Accelerated Filer	Accelerated Filer	Smaller Reporting Company	Emerging Growth Company
☒	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

As of July 12, 2019, there were 704,529,750 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended June 30,	2019	2018
Operating revenues:
Freight revenues	$5,236	$5,317
Other revenues	360	355
Total operating revenues	5,596	5,672
Operating expenses:
Compensation and benefits	1,145	1,241
Purchased services and materials	573	630
Depreciation	551	546
Fuel	560	643
Equipment and other rents	260	265
Other	247	248
Total operating expenses	3,336	3,573
Operating income	2,260	2,099
Other income (Note 6)	57	42
Interest expense	(259)	(203)
Income before income taxes	2,058	1,938
Income taxes	(488)	(429)
Net income	$1,570	$1,509
Share and Per Share (Note 8):
Earnings per share - basic	$2.23	$1.98
Earnings per share - diluted	$2.22	$1.98
Weighted average number of shares - basic	705.5	760.5
Weighted average number of shares - diluted	708.0	763.7

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended June 30,	2019	2018
Net income	$1,570	$1,509
Other comprehensive income/(loss):
Defined benefit plans	82	18
Foreign currency translation	(2)	(24)
Total other comprehensive income/(loss) [a]	80	(6)
Comprehensive income	$1,650	$1,503

[a]Net of deferred taxes of $(27) million and $(7) million during the three months ended June 30, 2019, and 2018, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Six Months Ended June 30,	2019	2018
Operating revenues:
Freight revenues	$10,246	$10,439
Other revenues	734	708
Total operating revenues	10,980	11,147
Operating expenses:
Compensation and benefits	2,350	2,514
Purchased services and materials	1,149	1,229
Depreciation	1,100	1,089
Fuel	1,091	1,232
Equipment and other rents	518	531
Other	552	514
Total operating expenses	6,760	7,109
Operating income	4,220	4,038
Other income (Note 6)	134	-
Interest expense	(506)	(389)
Income before income taxes	3,848	3,649
Income taxes	(887)	(830)
Net income	$2,961	$2,819
Share and Per Share (Note 8):
Earnings per share - basic	$4.16	$3.67
Earnings per share - diluted	$4.15	$3.65
Weighted average number of shares - basic	711.2	768.4
Weighted average number of shares - diluted	713.8	771.6

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Six Months Ended June 30,	2019	2018
Net income	$2,961	$2,819
Other comprehensive income/(loss):
Defined benefit plans	92	37
Foreign currency translation	25	(24)
Total other comprehensive income/(loss) [a]	117	13
Comprehensive income	$3,078	$2,832

[a]Net of deferred taxes of $(31) million and $(13) million during the six months ended June 30, 2019, and 2018, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	June 30,	December 31,
Millions, Except Share and Per Share Amounts	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,049	$1,273
Short-term investments (Note 13)	60	60
Accounts receivable, net (Note 10)	1,809	1,755
Materials and supplies	775	742
Other current assets	393	333
Total current assets	4,086	4,163
Investments	1,989	1,912
Net properties (Note 11)	53,115	52,679
Operating lease assets (Note 16)	2,076	-
Other assets	442	393
Total assets	$61,708	$59,147
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,368	$3,160
Debt due within one year (Note 14)	2,297	1,466
Total current liabilities	5,665	4,626
Debt due after one year (Note 14)	22,955	20,925
Operating lease liabilities (Note 16)	1,612	-
Deferred income taxes	11,574	11,302
Other long-term liabilities	1,731	1,871
Commitments and contingencies (Note 17)
Total liabilities	43,537	38,724
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,112,046,154 and 1,111,739,781 issued; 704,942,478 and 725,056,690
outstanding, respectively	2,780	2,779
Paid-in-surplus	3,954	4,449
Retained earnings	46,997	45,284
Treasury stock	(34,262)	(30,674)
Accumulated other comprehensive loss (Note 9)	(1,298)	(1,415)
Total common shareholders' equity	18,171	20,423
Total liabilities and common shareholders' equity	$61,708	$59,147

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Six Months Ended June 30,	2019	2018
Operating Activities
Net income	$2,961	$2,819
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,100	1,089
Deferred and other income taxes	209	204
Other operating activities, net	41	303
Changes in current assets and liabilities:
Accounts receivable, net	(54)	(141)
Materials and supplies	(33)	(23)
Other current assets	(85)	(107)
Accounts payable and other current liabilities	(185)	(255)
Income and other taxes	(54)	144
Cash provided by operating activities	3,900	4,033
Investing Activities
Capital investments	(1,560)	(1,614)
Maturities of short-term investments (Note 13)	105	60
Purchases of short-term investments (Note 13)	(100)	(60)
Proceeds from asset sales	30	31
Other investing activities, net	(85)	(42)
Cash used in investing activities	(1,610)	(1,625)
Financing Activities
Common share repurchases (Note 18)	(3,629)	(5,973)
Debt issued (Note 14)	2,992	6,892
Dividends paid	(1,248)	(1,125)
Debt repaid	(604)	(1,295)
Accelerated share repurchase programs pending final settlement	(500)	(720)
Net issuance of commercial paper (Note 14)	471	196
Other financing activities, net	(29)	(54)
Cash used in financing activities	(2,547)	(2,079)
Net change in cash, cash equivalents and restricted cash	(257)	329
Cash, cash equivalents, and restricted cash at beginning of year	1,328	1,275
Cash, cash equivalents, and restricted cash at end of period	$1,071	$1,604
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$136	$141
Capital lease financings	-	12
Common shares repurchased but not yet paid	19	-
Cash (paid for)/received from:
Income taxes, net of refunds	$(717)	$(474)
Interest, net of amounts capitalized	(504)	(361)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$1,049	$1,604
Restricted cash equivalents in other current assets	10	-
Restricted cash equivalents in other assets	12	-
Total cash, cash equivalents and restricted cash equivalents per above	$1,071	$1,604

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at April 1, 2018	1,111.8	(339.3)	$ 2,779	$ 4,473	$ 42,359	$ (23,800)	$ (1,422)	$ 24,389
Net income			-	-	1,509	-	-	1,509
Other comprehensive loss			-	-	-	-	(6)	(6)
Conversion, stock option exercises, forfeitures, and other	-	0.2	-	25	-	12	-	37
Share repurchase programs (Note 18)	-	(33.2)	-	(720)	-	(4,743)	-	(5,463)
Cash dividends declared ($0.73 per share)	-	-	-	-	(557)	-	-	(557)
Balance at June 30, 2018	1,111.8	(372.3)	$ 2,779	$ 3,778	$ 43,311	$ (28,531)	$ (1,428)	$ 19,909

Balance at April 1, 2019	1,112.0	(403.6)	$ 2,780	$ 3,929	$ 46,049	$ (33,638)	$ (1,378)	$ 17,742
Net income			-	-	1,570	-	-	1,570
Other comprehensive income			-	-	-	-	80	80
Conversion, stock option exercises, forfeitures, and other	-	0.3	-	25	-	15	-	40
Share repurchase programs (Note 18)	-	(3.8)	-	-	-	(639)	-	(639)
Cash dividends declared ($0.88 per share)	-	-	-	-	(622)	-	-	(622)
Balance at June 30, 2019	1,112.0	(407.1)	$ 2,780	$ 3,954	$ 46,997	$ (34,262)	$ (1,298)	$ 18,171

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2018	1,111.4	(330.5)	$ 2,778	$ 4,476	$ 41,317	$ (22,574)	$ (1,141)	$ 24,856
Net income			-	-	2,819	-	-	2,819
Other comprehensive income			-	-	-	-	13	13
Conversion, stock option exercises, forfeitures, and other	0.4	0.7	1	22	-	16	-	39
Share repurchase programs (Note 18)	-	(42.5)	-	(720)	-	(5,973)	-	(6,693)
Cash dividends declared ($1.46 per share)	-	-	-	-	(1,125)	-	-	(1,125)
Reclassification due to ASU 2018-02 adoption	-	-	-	-	300	-	(300)	-
Balance at June 30, 2018	1,111.8	(372.3)	$ 2,779	$ 3,778	$ 43,311	$ (28,531)	$ (1,428)	$ 19,909

Balance at January 1, 2019	1,111.7	(386.6)	$ 2,779	$ 4,449	$ 45,284	$ (30,674)	$ (1,415)	$ 20,423
Net income			-	-	2,961	-	-	2,961
Other comprehensive income			-	-	-	-	117	117
Conversion, stock option exercises, forfeitures, and other	0.3	1.4	1	5	-	60	-	66
Share repurchase programs (Note 18)	-	(21.9)	-	(500)	-	(3,648)	-	(4,148)
Cash dividends declared ($1.76 per share)	-	-	-	-	(1,248)	-	-	(1,248)
Balance at June 30, 2019	1,112.0	(407.1)	$ 2,780	$ 3,954	$ 46,997	$ (34,262)	$ (1,298)	$ 18,171

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2018 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2018, is derived from audited financial statements. The results of operations for the six months ended June 30, 2019, are not necessarily indicative of the results for the entire year ending December 31, 2019.

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

The following table represents a disaggregation of our freight and other revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2019	2018	2019	2018
Agricultural Products	$1,155	$1,114	$2,222	$2,212
Energy	966	1,111	1,948	2,284
Industrial	1,494	1,437	2,904	2,777
Premium	1,621	1,655	3,172	3,166
Total freight revenues	$5,236	$5,317	$10,246	$10,439
Other subsidiary revenues	219	211	442	428
Accessorial revenues	123	126	256	247
Other	18	18	36	33
Total operating revenues	$5,596	$5,672	$10,980	$11,147

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origin or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $603 million and $635 million, respectively, for the three months ended June 30, 2019, and June 30, 2018, and $1,179 million and $1,214 million, respectively for the six months ended June 30, 2019, and June 30, 2018.

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

Information regarding stock-based compensation appears in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2019	2018	2019	2018
Stock-based compensation, before tax:
Stock options	$4	$4	$9	$8
Retention awards	20	22	42	43
Total stock-based compensation, before tax	$24	$26	$51	$51
Excess tax benefits from equity compensation plans	$6	$4	$45	$19

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

A summary of stock option activity during the six months ended June 30, 2019, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2019	5,170	$92.06	5.4	yrs.	$239
Granted	573	160.84		N/A	N/A
Exercised	(1,784)	71.09		N/A	N/A
Forfeited or expired	(108)	120.36		N/A	N/A
Outstanding at June 30, 2019	3,851	$111.21	6.4	yrs.	$223
Vested or expected to vest at June 30, 2019	3,813	$110.93	6.4	yrs.	$222
Options exercisable at June 30, 2019	2,579	$98.53	5.3	yrs.	$182

Stock options are granted at the closing price on the date of grant, have 10 year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at June 30, 2019, are subject to performance or market-based vesting conditions.

At June 30, 2019, there was $24 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2019	2018	2019	2018
Intrinsic value of stock options exercised	$26	$14	$164	$47
Cash received from option exercises	26	19	98	45
Treasury shares repurchased for employee taxes	(7)	(5)	(29)	(13)
Tax benefit realized from option exercises	6	4	40	12
Aggregate grant-date fair value of stock options vested	-	-	15	18

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2019, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	2,070	$104.55
Granted	379	161.68
Vested	(427)	120.50
Forfeited	(67)	108.97
Nonvested at June 30, 2019	1,955	$111.99

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to 4 years. At June 30, 2019, there was $119 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.9 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2019 grant were as follows:

2019
Dividend per share per quarter	$0.88
Risk-free interest rate at date of grant	2.5%

Changes in our performance retention awards during the six months ended June 30, 2019, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	1,092	$95.12
Granted	324	151.24
Vested	(269)	70.79
Unearned	(127)	70.09
Forfeited	(75)	110.91
Nonvested at June 30, 2019	945	$123.40

At June 30, 2019, there was $35 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.3 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

5. Retirement Plans

Pension and Other Postretirement Benefits

Pension Plans – We provide defined benefit retirement income to eligible non-union employees through qualified and non-qualified (supplemental) pension plans. Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment, with specific reductions made for early retirements. Non-union employees hired on or after January 1, 2018 are no longer eligible for pension benefits, but are eligible for an enhanced 401(k) plan.

Other Postretirement Benefits (OPEB) – We provide medical and life insurance benefits for eligible retirees hired before January 1, 2004. These benefits are funded as medical claims and life insurance premiums are paid.

Expense

Both pension and OPEB expense are determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a 5 year period. This practice is intended to reduce year-to-year volatility in pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. Differences in actual experience in relation to assumptions are not recognized in net income immediately, but are deferred in accumulated other comprehensive income and, if necessary, amortized as pension or OPEB expense.

The components of our net periodic pension cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Millions	2019	2018	2019	2018
Service cost	$22	$26	$44	$53
Interest cost	40	36	80	72
Expected return on plan assets	(68)	(68)	(136)	(136)
Amortization of actuarial loss	16	22	32	45
Net periodic pension cost	$10	$16	$20	$34

The components of our net periodic OPEB cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Millions	2019	2018	2019	2018
Service cost	$1	$1	$1	$1
Interest cost	2	2	5	5
Amortization of:
Prior service cost	-	1	-	1
Actuarial loss	2	3	3	5
Net periodic OPEB cost	$5	$7	$9	$12

On June 30, 2019, the OPEB plan was remeasured to reflect an announced plan amendment effective January 1, 2020 that reduced and eliminated certain medical benefits for Medicare-eligible retirees. This negative plan amendment resulted in a reduction in the accumulated postretirement benefit obligation of approximately $92 million with a corresponding adjustment of $69 million in other comprehensive income, net of $23 million in deferred taxes. This amount is expected to be amortized into future net periodic OPEB cost over approximately 8 years, which represents the future remaining service period of eligible employees and is expected to reduce the 2019 costs by approximately $10 million.

Cash Contributions

For the six months ended June 30, 2019, cash contributions totaled $0 to the qualified pension plan. Any contributions made during 2019 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2019, we do not have minimum cash funding requirements for 2019.

6. Other Income

Other income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2019	2018	2019	2018
Rental income	$33	$30	$62	$58
Net periodic pension and OPEB costs	8	4	16	8
Interest income	6	5	15	9
Net gain on non-operating asset dispositions	6	7	10	13
Early extinguishment of debt [a]	-	-	-	(85)
Non-operating environmental costs and other [b]	4	(4)	31	(3)
Total	$57	$42	$134	$-

[a]2018 includes a debt extinguishment charge for the early redemption of certain bonds and debentures in the first quarter (Note 14).

[b]2019 includes $30 million in interest income associated with the employment tax refund (Note 17).

7. Income Taxes

In the second quarter of 2019, UPC signed final Revenue Agent Reports (RARs) from the Internal Revenue Service (IRS) for the limited scope audits of UPC’s 2016 and 2017 tax returns. The statute of limitations has run for all years prior to 2015. As a result of the signed RARs, UPC will pay the IRS $11 million in the third quarter, consisting of $10 million of tax and $1 million of interest. The settlement of the 2016 and 2017 tax years resulted in a reduction to our unrecognized tax benefit liability that was offset by additional accruals for state unrecognized tax benefits. Several state tax authorities are examining our state tax returns for years 2015 through 2017. At June 30, 2019, we had a net liability for unrecognized tax benefits of $144 million.

On April 9, 2019, Arkansas enacted legislation to decrease its corporate income tax rate effective 2021. In the second quarter of 2019, we decreased our deferred tax expense by $21 million to reflect the decreased state tax rate.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions, Except Per Share Amounts	2019	2018	2019	2018
Net income	$1,570	$1,509	$2,961	$2,819
Weighted-average number of shares outstanding:
Basic	705.5	760.5	711.2	768.4
Dilutive effect of stock options	1.3	1.8	1.3	1.8
Dilutive effect of retention shares and units	1.2	1.4	1.3	1.4
Diluted	708.0	763.7	713.8	771.6
Earnings per share – basic	$2.23	$1.98	$4.16	$3.67
Earnings per share – diluted	$2.22	$1.98	$4.15	$3.65
Stock options excluded as their inclusion would be anti-dilutive	0.6	0.8	0.5	0.7

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2019, and 2018, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at April 1, 2019	$(1,182)	$(196)	$(1,378)
Other comprehensive income/(loss) before reclassifications	(22)	(2)	(24)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	12	-	12
OPEB Plan amendment (Note 5)	92	-	92
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(27) million	82	(2)	80
Balance at June 30, 2019	$(1,100)	$(198)	$(1,298)

Balance at April 1, 2018	$(1,235)	$(187)	$(1,422)
Other comprehensive income/(loss) before reclassifications	(1)	(24)	(25)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	19	-	19
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(7) million	18	(24)	(6)
Balance at June 30, 2018	$(1,217)	$(211)	$(1,428)

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2019	$(1,192)	$(223)	$(1,415)
Other comprehensive income/(loss) before reclassifications	(25)	25	-
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	25	-	25
OPEB Plan amendment (Note 5)	92	-	92
Net year-to-date other comprehensive income/(loss), net of taxes of $(31) million	92	25	117
Balance at June 30, 2019	$(1,100)	$(198)	$(1,298)

Balance at January 1, 2018	$(1,029)	$(112)	$(1,141)
Other comprehensive income/(loss) before reclassifications	(1)	(24)	(25)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	38	-	38
Net year-to-date other comprehensive income/(loss), net of taxes of $(13) million	37	(24)	13
Reclassification due to ASU 2018-02 adoption [b]	(225)	(75)	(300)
Balance at June 30, 2018	$(1,217)	$(211)	$(1,428)

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

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. At June 30, 2019, and December 31, 2018, our accounts receivable were reduced by $2 million and $3 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At June 30, 2019, and December 31, 2018, receivables classified as other assets were reduced by allowances of $31 million and $27 million, respectively.

Receivables Securitization Facility – The Railroad maintains a $650 million, 3-year receivables securitization facility (the Receivables Facility) maturing in July 2019, with the intent to renew under comparable terms and conditions. Under the Receivables Facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount recorded under the Receivables Facility was $400 million at both June 30, 2019, and December 31, 2018. The Receivables Facility was supported by $1.4 billion of accounts receivable as collateral at both June 30, 2019, and December 31, 2018, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $3 million and $4 million for the three months ended June 30, 2019, and 2018, respectively, and $7 million and $8 million for the six months ended June 30, 2019, and 2018, respectively.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of June 30, 2019	Cost	Depreciation	Value	Useful Life
Land	$5,269	$ N/A	$5,269	N/A
Road:
Rail and other track material	16,953	6,268	10,685	42
Ties	10,568	3,126	7,442	34
Ballast	5,643	1,636	4,007	34
Other roadway [a]	19,837	3,915	15,922	48
Total road	53,001	14,945	38,056	N/A
Equipment:
Locomotives	9,679	3,770	5,909	18
Freight cars	2,172	883	1,289	24
Work equipment and other	1,065	309	756	18
Total equipment	12,916	4,962	7,954	N/A
Technology and other	1,165	509	656	12
Construction in progress	1,180	-	1,180	N/A
Total	$73,531	$20,416	$53,115	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2018	Cost	Depreciation	Value	Useful Life
Land	$5,264	$ N/A	$5,264	N/A
Road:
Rail and other track material	16,785	6,156	10,629	43
Ties	10,409	3,025	7,384	34
Ballast	5,561	1,595	3,966	34
Other roadway [a]	19,584	3,766	15,818	48
Total road	52,339	14,542	37,797	N/A
Equipment:
Locomotives	9,792	3,861	5,931	19
Freight cars	2,229	929	1,300	24
Work equipment and other	1,040	301	739	19
Total equipment	13,061	5,091	7,970	N/A
Technology and other	1,117	493	624	12
Construction in progress	1,024	-	1,024	N/A
Total	$72,805	$20,126	$52,679	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Jun. 30,	Dec. 31,
Millions	2019	2018
Accounts payable	$746	$872
Income and other taxes payable	644	694
Current operating lease liabilities (Note 16)	442	-
Accrued wages and vacation	371	384
Interest payable	299	317
Accrued casualty costs	210	211
Equipment rents payable	107	107
Other	549	575
Total accounts payable and other current liabilities	$3,368	$3,160

13. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits. These investments are considered level 2 investments and are valued at amortized cost, which approximates fair value. As of June 30, 2019, the Company had $85 million of short-term investments, of which $25 million are in a trust for the purpose of providing collateral for payment of certain other long-term liabilities, and as such are reclassified as other assets. All short-term investments have a maturity of less than one year and are classified as held-to-maturity. There were no transfers out of Level 2 during the six months ended June 30, 2019.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At June 30, 2019, the fair value of total debt was $27.0 billion, approximately $1.7 billion more than the carrying value. At December 31, 2018, the fair value of total debt was $21.9 billion, approximately $0.5 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At June 30, 2019, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the six months ended June 30, 2019. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility matures on June 8, 2023 under a 5 year term and requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At June 30, 2019, the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $38.9 billion of debt (as defined in the Facility), and we had $26.1 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During the six months ended June 30, 2019, we issued $6.5 billion and repaid $6.0 billion of commercial paper with maturities ranging from 1 to 32 days, and at June 30, 2019, we had $675 million of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

Shelf Registration Statement and Significant New Borrowings – In 2018, the Board of Directors reauthorized the issuance of up to $6 billion of debt securities. Under our Shelf registration, we may issue, from time to time any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the six months ended June 30, 2019, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
February 19, 2019	$500 million of 2.950% Notes due March 1, 2022
$500 million of 3.150% Notes due March 1, 2024
$1.0 billion of 3.700% Notes due March 1, 2029
$1.0 billion of 4.300% Notes due March 1, 2049

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At June 30, 2019, we had remaining authority to issue up to $3.0 billion of debt securities under our Shelf registration.

Receivables Securitization Facility – As of both June 30, 2019, and December 31, 2018, we recorded $400 million of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

Debt Redemption – Effective as of March 15, 2018, we redeemed, in entirety, the Missouri Pacific 5% Income Debentures due January 1, 2045, the Chicago and Eastern Illinois 5% Income Debentures due January 1, 2054, and the Missouri Pacific 4.75% General Mortgage Income Bonds Series A due January 1, 2020 and Series B due January 1, 2030. The debentures had principal outstanding of $96 million and $2 million, respectively, and the bonds had principal outstanding of $30 million and $27 million, respectively. The bonds and debentures were assumed by the Railroad in the 1982 acquisition of the Missouri Pacific Railroad Company, with a weighted average interest rate of 4.9%. The carrying value of all four bonds and debentures at the time of redemption was $70 million, due to fair value purchase accounting adjustments related to the acquisition. The redemption resulted in an early extinguishment charge of $85 million in the first quarter of 2018.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $1.5 billion as of June 30, 2019.

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

The following are additional details related to our lease portfolio:

		Jun. 30,
Millions	Classification	2019
Assets
Operating leases	Operating lease assets	$2,076
Finance leases	Net properties [a]	502
Total leased assets		$2,578
Liabilities
Current
Operating	Accounts payable and other current liabilities	$442
Finance	Debt due within one year	112
Noncurrent
Operating	Operating lease liabilities	1,612
Finance	Debt due after one year	539
Total lease liabilities		$2,705

[a] Finance lease assets are recorded net of accumulated amortization of $762 million as of June 30, 2019.

The lease cost components are classified as follows:

		Three Months Ended	Six Months Ended
Millions	Classification	June 30, 2019	June 30, 2019
Operating lease cost [a]	Equipment and other rents	$85	$178
Finance lease cost
Amortization of leased assets	Depreciation	18	36
Interest on lease liabilities	Interest expense	8	17
Net lease cost		$111	$231

[a] Includes short-term lease costs of $0.2 million and $0.4 million for the three and six months ended June 30, and variable lease costs of $2.1 million and $4.0 million for the three and six months ended June 30.

The following table presents aggregate lease maturities as of June 30, 2019:

Millions	Operating Leases	Finance Leases	Total
2019	$166	$62	$228
2020	380	143	523
2021	306	147	453
2022	273	130	403
2023	234	88	322
After 2023	1,028	199	1,227
Total lease payments	$2,387	$769	$3,156
Less: Interest	333	118	451
Present value of lease liabilities	$2,054	$651	$2,705

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

The following table presents the weighted average remaining lease term and discount rate:

Jun. 30,
2019
Weighted-average remaining lease term (years)
Operating leases	8.9
Finance leases	6.4
Weighted-average discount rate
Operating leases	3.7
Finance leases	5.3

The following table presents other information related to our operating and finance leases:

Millions,
for the Six Months Ended June 30,	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$255
Operating cash flows from finance leases	20
Financing cash flows from finance leases	79
Leased assets obtained in exchange for finance lease liabilities	-
Leased assets obtained in exchange for operating lease liabilities	27

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at June 30, 2019. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $265 million to $290 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2019	2018
Beginning balance	$271	$285
Current year accruals	36	35
Changes in estimates for prior years	(11)	(17)
Payments	(31)	(34)
Ending balance at June 30	$265	$269
Current portion, ending balance at June 30	$63	$68

We reassess our estimated insurance recoveries annually and have recognized an asset for estimated insurance recoveries at both June 30, 2019, and December 31, 2018. Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 345 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 32 sites that are the subject of actions taken by the U.S. government, 21 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2019	2018
Beginning balance	$223	$196
Accruals	32	36
Payments	(35)	(26)
Ending balance at June 30	$220	$206
Current portion, ending balance at June 30	$63	$59

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

Guarantees – At both June 30, 2019 and December 31, 2018, we were contingently liable for $22 million in guarantees. The fair value of these obligations as of both June 30, 2019, and December 31, 2018 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

On June 6, 2019, UPRR signed final Revenue Agent’s Reports for its refund claims for 2008 – 2012 and 2014 – 2017. These claims are now complete and as a result, in the second quarter of 2019 UPRR recognized an employer refund of $32 million as a reduction of compensation and benefit expenses and approximately $3 million of interest in other income. The remaining refund claim for 2013 requires a legal closing agreement which we anticipate will be signed in the third quarter. The 2013 claim is immaterial to UPC’s condensed consolidated statements of income, financial position and cash flow.

18. Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022, replacing our previous repurchase program. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of June 30, 2019, we repurchased a total of $35.0 billion of our common stock since commencement of our repurchase programs in 2007. The following table represents shares repurchased in the first and second quarters of 2019 and 2018:

	Number of Shares Purchased		Average Price Paid
	2019	2018	2019	2018
First quarter [a]	18,149,450	9,259,004	$165.79	$132.84
Second quarter [b]	3,732,974	33,229,992	171.24	142.74
Total	21,882,424	42,488,996	$166.72	$140.58
Remaining number of shares that may be repurchased under current authority			146,267,026

[a]Includes 11,795,930 shares repurchased in February 2019 under accelerated share repurchase programs.

[b]Includes 19,870,292 shares repurchased in June 2018 under accelerated share repurchase programs.

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

Accelerated Share Repurchase Programs – The Company has established accelerated share repurchase programs (ASRs) with financial institutions to repurchase shares of our common stock. These ASRs have been structured so that at the time of commencement, we pay a specified amount to the financial institutions and receive an initial delivery of shares. Additional shares may be received at the time of settlement. The final number of shares to be received is based on the volume weighted average price of the Company’s common stock during the ASR term, less a discount and subject to potential adjustments pursuant to the terms of such ASR.

On February 26, 2019, the Company received 11,795,930 shares of its common stock repurchased under ASRs for an aggregate of $2.5 billion. When the shares were received, the exchange was accounted for as an equity transaction with $2.0 billion of the aggregate amount allocated to treasury stock and the remaining $0.5 billion allocated to paid-in-surplus. This delivery of shares represents the initial and likely minimum number of shares that we may receive under the ASRs initiated in 2019. The final settlement is expected to be completed prior to the end of the third quarter of 2019.

On June 15, 2018, the Company received 19,870,292 shares of its common stock repurchased under ASRs for an aggregate of $3.6 billion. Upon settlement of these ASRs in the fourth quarter of 2018, we received 4,457,356 additional shares.

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

UPRR had $1.3 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both June 30, 2019, and December 31, 2018. TTX car hire expenses of $108 million and $110 million for the three months ended June 30, 2019, and 2018, respectively, and $215 million and $217 million for the six months ended June 30, 2019, and 2018, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $73 million and $66 million as of June 30, 2019, and December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2019, Compared to

Three and Six Months Ended June 30, 2018

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

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $2.22 per diluted share on net income of $1.6 billion in the second quarter of 2019 compared to earnings of $1.98 per diluted share on net income of $1.5 billion for the second quarter of 2018. Freight revenues decreased 2% in the second quarter compared to the same period in 2018 driven by a 4% volume decline partially offset by a 3% increase in average revenue per car (ARC) due to core pricing gains. Growth in shipments of petroleum products, rock, fertilizer and plastics were more than offset by declines in domestic intermodal, sand, coal, auto parts, and grain.

Unified Plan 2020, the Company’s plan for operating a safe and efficient railroad by increasing the reliability of our service product, reducing variability in network operations, and improving resource utilization costs continued to progress in the second quarter. Year-over-year we saw a 19% improvement in locomotive productivity, a 4% improvement in freight car velocity and 4% improvement in work force productivity. These improvements were achieved despite dealing with widespread flooding across the midwestern and southern portions of our network. These weather events negatively impacted carload volumes across various lines of business and drove additional operating expenses in the quarter, adversely affecting earnings by approximately $0.07 per diluted share.

Productivity initiatives, volume declines, lower fuel prices and a $32 million reduction of compensation expense due to refund claims for railroad retirement taxes on certain stock awards and bonus payments (employment tax refund) drove operating expenses down 7% from 2018. The reduction in expenses more than offset lower top line results, generating operating income growth of 8% and a 3.4 point improvement on the operating ratio.

Operating Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2019	2018	Change	2019	2018	Change
Freight revenues	$5,236	$5,317	(2)%	$10,246	$10,439	(2)%
Other subsidiary revenues	219	211	4	442	428	3
Accessorial revenues	123	126	(2)	256	247	4
Other	18	18	-	36	33	9
Total	$5,596	$5,672	(1)%	$10,980	$11,147	(1)%

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

Freight revenues decreased 2% during the second quarter of 2019 compared to 2018, resulting from a 4% volume decline partially offset by core pricing gains. Weather-related disruptions negatively impacted several commodities but the largest impact was on coal and domestic intermodal shipments. Fewer shipments of frac sand, grain and auto parts partially offset by growth in petroleum products, rock, fertilizer and plastics drove additional volume declines.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $399 million in the second quarter of 2019 compared to $412 million in the same period of 2018. Lower fuel surcharge revenue resulted from volume declines and lower year-over-year prices.

Other revenues increased in the second quarter and six-month periods of 2019 compared to 2018 due to higher revenues at our subsidiaries, partially offset by volume declines. Higher accessorial charges focused on incentivizing customers’ efficient use of Company assets also contributed to the increase in the six-month period.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Six Months Ended
Freight Revenues	June 30,			June 30,
Millions	2019	2018	Change	2019	2018	Change
Agricultural Products	$1,155	$1,114	4%	$2,222	$2,212	-%
Energy	966	1,111	(13)	1,948	2,284	(15)
Industrial	1,494	1,437	4	2,904	2,777	5
Premium	1,621	1,655	(2)	3,172	3,166	-
Total	$5,236	$5,317	(2)%	$10,246	$10,439	(2)%

	Three Months Ended			Six Months Ended
Revenue Carloads	June 30,			June 30,
Thousands,	2019	2018	Change	2019	2018	Change
Agricultural Products	284	285	-%	543	564	(4)%
Energy	351	387	(9)	709	806	(12)
Industrial	460	452	2	889	863	3
Premium [a]	1,042	1,101	(5)	2,083	2,117	(2)
Total	2,137	2,225	(4)%	4,224	4,350	(3)%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Average Revenue per Car	2019	2018	Change	2019	2018	Change
Agricultural Products	$4,057	$3,903	4%	$4,088	$3,922	4%
Energy	2,753	2,874	(4)	2,746	2,835	(3)
Industrial	3,242	3,178	2	3,266	3,218	1
Premium	1,557	1,503	4	1,523	1,495	2
Average	$2,450	$2,389	3%	$2,425	$2,400	1%

[a] For intermodal shipments each container or trailer equals one carload.

Agricultural Products – Freight revenue from agricultural products shipments increased in the second quarter 2019 compared to 2018 due to core pricing gains and positive mix of traffic. Second quarter volume levels were essentially flat as declines in export grain and grain products were offset by fertilizer shipments compared to 2018. Freight revenues were essentially flat in the year-to-date period compared to 2018 as volume declines were offset by core pricing gains, positive mix of traffic and higher fuel surcharge revenue. Year-to-date volume declines were also impacted by weather-related challenges experienced in 2019.

Energy – Freight revenue from energy shipments decreased 13% and 15% in the second quarter and six-month periods of 2019 compared to 2018 due to declines in volume and negative mix of traffic, partially offset by core pricing gains. In the year-to-date period, higher fuel surcharge revenue also offset some of the declines compared to 2018. Frac sand shipments declined 50% in the second quarter compared to last year as regional sand supplies in the Permian basin displaced select shipments originating from the upper Midwest. In addition, coal and coke shipments declined 7% due to weather-related operational challenges, a commercial contract loss, and lower natural gas prices. Year-to-date, frac sand shipments and coal and coke shipments declined 47% and 10%, respectively, compared to 2018. Growth in petroleum shipments (both crude and refined) due to strong drilling activity partially offset the sand and coal volume declines in both periods.

Industrial – Freight revenue from industrial shipments increased in the second quarter and six-month periods of 2019 compared to 2018 due to core pricing gains and volume growth partially offset by negative mix of traffic. Higher fuel surcharge revenue also contributed to the increase year-to-date compared to 2018. Volume increased 2% and 3% in the second quarter and year-to-date periods, respectively, compared to 2018 driven by strong market demand in construction products and plastics, while forest products shipments decreased due to high paper inventories, a reduction in housing starts and weather-related challenges compared to 2018.

Premium – Freight revenue from premium shipments decreased in the second quarter compared to 2018 due to volume declines partially offset by core pricing gains. Year-to-date, freight revenue was essentially flat as volume declines and negative mix of traffic were offset by core pricing gains and higher fuel surcharge revenue compared to the same period in 2018. Volume decreased 5% and 2% in the second quarter and year-to-date periods, respectively, compared to 2018 driven by declines in domestic intermodal shipments, including containerized automotive parts, due to increased truck competition and weather-related challenges. These volume declines were partially offset by growth in international intermodal mainly driven by a surge in January shipments and newly secured business.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business decreased 5% to $603 million in the second quarter of 2019 compared to $635 million in 2018 driven by a 7% decline in volume, partially offset by core pricing gains. The decrease in volume was driven by fewer shipments of grain, coal, and automotive parts, partially offset by growth in finished vehicles and food and beverage. Year-to-date, freight revenue decreased 3% to $1,179 million as a result of fewer shipments of automotive parts, coal and grain partially offset by core pricing gains and higher fuel surcharge revenue compared to 2018.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2019	2018	Change	2019	2018	Change
Compensation and benefits	$1,145	$1,241	(8)%	$2,350	$2,514	(7)%
Purchased services and materials	573	630	(9)	1,149	1,229	(7)
Depreciation	551	546	1	1,100	1,089	1
Fuel	560	643	(13)	1,091	1,232	(11)
Equipment and other rents	260	265	(2)	518	531	(2)
Other	247	248	-	552	514	7
Total	$3,336	$3,573	(7)%	$6,760	$7,109	(5)%

Operating expenses decreased $237 million and $349 million in the second quarter and year-to-date periods, respectively, compared to 2018 driven by productivity savings, volume-related costs, lower compensation expense due to the employment tax refund (see Note 17 of the Condensed Consolidated Financial Statements), lower fuel price, and lower management and administrative wage and benefit costs. Increased costs due to inflation, higher destroyed equipment, weather-related challenges, and depreciation partially offset these decreases compared to 2018.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the second quarter and year-to-date periods, expenses decreased 8% and 7% compared to 2018 due to the employment tax refund and lower wage and benefit costs driven by reduced headcount. Wage inflation and increased costs due to weather-related challenges partially offset the decreases. Expense associated with the workforce reduction also partially offset the decrease in the year-to-date period.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 9% and 7% in the second quarter and year-to-date periods, respectively, compared to 2018. Lower locomotive repair expense due to a smaller active fleet in service and lower costs for services purchased from outside contractors primarily drove the decrease in the second quarter. Conversely, higher costs associated with weather-related challenges and derailments partially offset these decreases versus 2018.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting recent years’ higher capital spending, increased depreciation expense in the second quarter and year-to-date periods of 2019 compared to 2018.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. A 5% improvement in fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands, a 5% decline in gross ton-miles and lower locomotive diesel fuel prices, which averaged $2.21 per gallon (including taxes and transportation costs) in the second quarter of 2019, compared to $2.30 per gallon in the same period in 2018, drove the decrease in the second quarter compared to the same period in 2018. For the six-month period, locomotive diesel fuel prices averaged $2.14 per gallon in 2019 compared to $2.22 in 2018, decreasing expenses by 3%. In addition, gross ton-miles decreased 6% and fuel consumption rate improved 2% during the year-to-date period, also driving lower fuel expense compared to 2018.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense decreased 2% in both the second quarter and year-to-date periods compared to 2018, driven by decreased car rent expense due to volume declines, improved cycle time, lower locomotive and freight car lease expenses partially offset by additional cost associated with weather-related challenges.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs were essentially flat in the second quarter compared to 2018 driven primarily by lower costs associated with employee travel and bad debt expense mostly offset by higher destroyed equipment costs. Conversely, other expenses increased 7% in the year-to-date period compared to 2018 due to higher destroyed equipment and freight loss and damage cost partially offset by lower costs associated with employee travel.

Non-Operating Items

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2019	2018	Change	2019	2018	Change
Other income	$57	$42	36%	$134	$-	F	%
Interest expense	(259)	(203)	28	(506)	(389)	30
Income taxes	(488)	(429)	14	(887)	(830)	7

Other Income – Other income increased in the second quarter of 2019 compared to 2018 as a result of lower costs associated with our benefit plans, higher rental income, lower environmental costs associated with non-operating properties and $3 million in interest income associated with the employment tax refund in 2019. For the six-month period, other income increased due to $30 million in interest income associated with the employment tax refund in 2019, a decrease of $85 million in expense associated with early-extinguishment of outstanding debentures and mortgage bonds recognized in the first quarter of 2018 and lower costs associated with our benefit plans.

Interest Expense – Interest expense increased in the second quarter of 2019 compared to 2018 due to an increase in the weighted-average debt level of $25.1 billion in 2019 compared to $19.0 billion in 2018, partially offset by a lower effective interest rate of 4.2% in 2019 compared 4.3% in 2018. Year-to-date, interest expense increased due to an increased weighted-average debt level of $24.2 billion in 2019 from $18.1 billion in 2018. The effective interest rate was 4.3% for both year-to-date periods.

Income Taxes – Income taxes were higher in the second quarter of 2019 compared to 2018, driven by higher income. Our effective tax rates for the second quarter of 2019 and 2018 were 23.7% and 22.1%, respectively. In the second quarter of 2018, Iowa and Missouri enacted laws to reduce their corporate tax rate, which lowered our 2018 effective tax rate. In 2019, Arkansas enacted a law to reduce its corporate tax rate. This reduced our 2019 effective tax rate. The Arkansas reduction was less than the Iowa and Missouri reductions resulting in a higher effective tax rate for 2019 compared to 2018. For the six-month periods of 2019 and 2018, our effective tax rates were 23.1% and 22.7%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Association of American Railroads (AAR). We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	2018	Change		2019	2018	Change
Gross ton-miles (GTMs) (billions)	220.0	230.9	(5)%		430.3	457.9	(6)%
Revenue ton-miles (billions)	108.7	117.6	(8)		215.4	235.0	(8)
Freight car velocity (daily miles per car)	195	188	4		191	181	6
Average train speed (miles per hour) [a]	23.1	24.7	(6)		23.2	24.8	(6)
Average terminal dwell time (hours) [a]	25.5	29.5	(14)		26.0	31.2	(17)
Locomotive productivity (GTMs per horsepower day)	121	102	19		116	103	13
Workforce productivity (car miles per employee)	866	836	4		839	831	1
Employees (average)	38,657	42,114	(8)		39,355	41,925	(6)
Operating ratio	59.6	63.0	(3.4)	pts	61.6	63.8	(2.2)	pts

[a] As reported to the AAR.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 5% and 8%, respectively, during the second quarter of 2019 compared to 2018, driven by a 4% decline in carloadings. Changes in commodity mix drove the variance in year-over-year decreases between gross ton-miles, revenue ton-miles and carloads. Year-to-date, gross ton-miles and revenue ton-miles decreased 6% and 8%, respectively, compared to 2018, driven by a 3% decrease in carloadings.

Freight Car Velocity – Freight car velocity is average daily car miles per car. Drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Implementation of Unified Plan 2020 drove the 4% and 6% improvement for the second quarter and six-month periods of 2019, respectively. Average terminal dwell time decreased 14% and 17% during the second quarter and year-to-date periods, respectively, compared to the same period in 2018 largely due to improved processes in the terminals, transportation plan changes to eliminate switches, and a decrease in our freight car inventory levels. Conversely, weather-related disruptions did impact our average train speed, as it declined 6% for both the second quarter and six-month periods compared to 2018.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower. Locomotive productivity increased 19% year-over-year as we reduced our active locomotive fleet by 20% since the second quarter of 2018. Year-to-date, locomotive productivity improved 13% driven by the reduced fleet size.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 4% as average daily car miles decreased 5% while employees decreased 8% compared to the second quarter of 2018. Lower carload volumes drove the decline in average daily car miles. The 8% decline in employee levels was driven by a 4% decline in carload volumes, initiatives to further right-size the workforce and a smaller capital workforce. At the end of the second quarter, approximately 2,200 employees across all crafts were either furloughed or in alternate work status. Year-to-date, workforce productivity improved 1%.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our second quarter operating ratio of 59.6% was an all-time record and improved 3.4 points compared to 2018 mainly driven by productivity, core pricing gains, lower fuel prices, and the employment tax refund which were offset by inflation, costs associated with weather events, and other cost hurdles. Year-to-date, our operating ratio was 61.6%, improving 2.2 points compared to 2018.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Jun. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2019	2018
Net income	$6,108	$5,966
Less:
Other income	228	94
Add:
Income tax expense	1,832	1,775
Depreciation	2,202	2,191
Interest expense	987	870
EBITDA	$10,901	$10,708
Interest on operating lease liabilities [b]	76	84
Adjusted EBITDA (a)	$10,977	$10,792
Debt	$25,252	$22,391
Operating lease liabilities [c]	2,054	2,271
Unfunded pension and OPEB, net of taxes of $108 and $135	359	456
Adjusted debt (b)	$27,665	$25,118
Adjusted debt / Adjusted EBITDA (b/a)	2.5	2.3

[a]The trailing twelve month income statement information ended June 30, 2019 is recalculated by taking the twelve months ended December 31, 2018, subtracting the six months ended June 30, 2018, and adding the six months ended June 30, 2019.

[b]Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

[c]Effective January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases. ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet. Prior to adoption, the present value of operating leases was used in this calculation.

Adjusted debt to Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and interest on operating lease liabilities) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to Adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income. The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA. At both June 30, 2019 and December 31, 2018, the incremental borrowing rate on operating lease liabilities was 3.7%.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Six Months Ended June 30,	2019	2018
Cash provided by operating activities	$3,900	$4,033
Cash used in investing activities	(1,610)	(1,625)
Cash used in financing activities	(2,547)	(2,079)
Net change in cash, cash equivalents and restricted cash	$(257)	$329

Operating Activities

Cash provided by operating activities decreased in the first six months of 2019 compared to the same period of 2018 due to higher interest and tax payments, partially offset by higher net income in the first six months of 2019 compared to 2018.

Investing Activities

Reduced capital investments on equipment purchases and Positive Train Control drove lower cash used in investing activities in the first six months of 2019 compared to the same period in 2018.

The table below details cash capital investments:

Millions,
for the Six Months Ended June 30,	2019	2018
Rail and other track material	$281	$293
Ties	214	227
Ballast	122	102
Other [a]	274	209
Total road infrastructure replacements	891	831
Line expansion and other capacity projects	180	104
Commercial facilities	55	97
Total capacity and commercial facilities	235	201
Locomotives and freight cars [b]	222	402
Positive train control	34	80
Technology and other	178	100
Total cash capital investments	$1,560	$1,614

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include lease buyouts of $97 million in 2019 and $210 million in 2018.

Capital Plan

We expect our 2019 capital expenditures to be approximately $3.2 billion. Revisions may occur as we continue to evaluate the impact of Unified Plan 2020, or if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased $468 million in the first six months of 2019 compared to the same period of 2018, driven by a $2.9 billion net decrease in additional debt and $123 million increase in dividends paid, partially offset by a $2.6 billion decrease in share repurchase programs.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions,
for the Six Months Ended June 30,	2019	2018
Cash provided by operating activities	$3,900	$4,033
Cash used in investing activities	(1,610)	(1,625)
Dividends paid	(1,248)	(1,125)
Free cash flow	$1,042	$1,283

Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022, replacing our previous repurchase program authorization of up to 120 million shares, which expired on March 31, 2019. As of June 30, 2019, we repurchased a total of $35.0 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased in the first and second quarters of 2019 and 2018.

	Number of Shares Purchased		Average Price Paid
	2019	2018	2019	2018
First quarter [a]	18,149,450	9,259,004	$165.79	$132.84
Second quarter [b]	3,732,974	33,229,992	171.24	142.74
Total	21,882,424	42,488,996	$166.72	$140.58
Remaining number of shares that may be repurchased under current authority			146,267,026

[a]Includes 11,795,930 shares repurchased in February 2019 under accelerated share repurchase programs.

[b]Includes 19,870,292 shares repurchased in June 2018 under accelerated share repurchase programs.

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

Accelerated Share Repurchase Programs – The Company has established accelerated share repurchase programs (ASRs) with financial institutions to repurchase shares of our common stock. These ASRs have been structured so that at the time of commencement, we pay a specified amount to the financial institutions and receive an initial delivery of shares. Additional shares may be received at the time of settlement. The final number of shares to be received is based on the volume weighted average price of the Company’s common stock during the ASR term, less a discount and subject to potential adjustments pursuant to the terms of such ASR.

On February 26, 2019, the Company received 11,795,930 shares of its common stock repurchased under ASRs for an aggregate of $2.5 billion. When the shares were received, the exchange was accounted for as an equity transaction with $2.0 billion of the aggregate amount allocated to treasury stock and the remaining $0.5 billion allocated to paid-in-surplus. This delivery of shares represents the initial and likely minimum number of shares that we may receive under the ASRs initiated in 2019. The final settlement is expected to be completed prior to the end of the third quarter of 2019.

On June 15, 2018, the Company received 19,870,292 shares of its common stock repurchased under ASRs for an aggregate of $3.6 billion. Upon settlement of these ASRs in the fourth quarter of 2018, we received 4,457,356 additional shares.

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

The following tables identify material obligations and commitments as of June 30, 2019:

		Jul. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2019	2020	2021	2022	2023	2023	Other
Debt [a]	$42,533	$1,808	$1,790	$2,037	$2,159	$2,124	$32,615	$-
Operating leases [b]	2,387	166	380	306	273	234	1,028	-
Capital lease obligations [c]	769	62	143	147	130	88	199	-
Purchase obligations [d]	2,795	1,212	1,115	278	60	40	54	36
Other postretirement benefits [e]	239	25	25	24	24	24	117	-
Income tax contingencies [f]	144	96	-	-	-	-	-	48
Total contractual obligations	$48,867	$3,369	$3,453	$2,792	$2,646	$2,510	$34,013	$84

[a]Excludes capital lease obligations of $651 million, as well as unamortized discount and deferred issuance costs of $(827) million. Includes an interest component of $17,105 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $333 million.

[c]Represents total obligations, including interest component of $118 million.

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

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of June 30, 2019. For amounts where the year of settlement is uncertain, they are included in the Other column.

		Jul. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2019	2020	2021	2022	2023	2023
Credit facilities [a]	$2,000	$-	$-	$-	$-	$2,000	$-
Receivables securitization facility [b]	650	650	-	-	-	-	-
Guarantees [c]	22	7	5	5	5	-	-
Standby letters of credit [d]	19	7	12	-	-	-	-
Total commercial commitments	$2,691	$664	$17	$5	$5	$2,000	$-

[a] None of the credit facility was used as of June 30, 2019.

[b] $400 million of the receivables securitization facility was utilized as of June 30, 2019, which is accounted for as debt. The full program matures in July 2019, with the intent to renew under comparable terms and conditions.

[c]Includes guaranteed obligations related to our affiliated operations.

[d]None of the letters of credit were drawn upon as of June 30, 2019.

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

Environmental Matters

As previously reported, the United States Department of Justice asserted claims against Union Pacific in connection with a September 12, 2014 release of diesel from a locomotive fuel tank arising out of a derailment that occurred in Salem, OR. Some portion of that fuel entered Pringle Creek, which the United States asserted to be a Water of the United States within the meaning of the federal Clean Water Act. On March 26, 2019 the United States District Court for the District of Oregon entered the Stipulation of Settlement and Judgment in this matter, pursuant to which the Company paid $47,500 to the United States and $47,500 to the State of Oregon.

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

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). On June 12, 2019, Oxbow dismissed its market allocation antitrust claims with prejudice. Union Pacific did not enter into a settlement agreement with Oxbow or provide any type of consideration in connection with dismissal of these claims. A fuel surcharge antitrust claim remains and is stayed pending the decision on class certification discussed above. For additional information on Oxbow, please refer to Item 3. Legal Proceedings, under Other Matters, Antitrust Litigation in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2018.

We continue to deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2019:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Apr. 1 through Apr. 30	1,324,817	$171.38	1,294,000	148,706,000
May 1 through May 31	1,264,041	173.72	1,261,974	147,444,026
Jun. 1 through Jun. 30	1,178,071	168.49	1,177,000	146,267,026
Total	3,766,929	$171.26	3,732,974	N/A

[a]Total number of shares purchased during the quarter includes 33,955 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022, replacing our previous repurchase program. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

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
101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 (filed with the SEC on July 18, 2019), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended June 30, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2019 and 2018, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated: July 18, 2019

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)