Form 10-Q
period 2019-09-30
UNION PACIFIC CORP
filed 2019-10-17
CIK 100885

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

☐ Yes     ☒ No

As of October 11, 2019, there were 694,199,885 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended September 30,	2019	2018
Operating revenues:
Freight revenues	$5,146	$5,558
Other revenues	370	370
Total operating revenues	5,516	5,928
Operating expenses:
Compensation and benefits	1,134	1,262
Purchased services and materials	574	632
Depreciation	557	547
Fuel	504	659
Equipment and other rents	236	272
Other	277	287
Total operating expenses	3,282	3,659
Operating income	2,234	2,269
Other income (Note 6)	53	48
Interest expense	(266)	(241)
Income before income taxes	2,021	2,076
Income taxes	(466)	(483)
Net income	$1,555	$1,593
Share and Per Share (Note 8):
Earnings per share - basic	$2.22	$2.16
Earnings per share - diluted	$2.22	$2.15
Weighted average number of shares - basic	699.3	737.4
Weighted average number of shares - diluted	701.9	740.9

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended September 30,	2019	2018
Net income	$1,555	$1,593
Other comprehensive income/(loss):
Defined benefit plans	11	19
Foreign currency translation	(18)	17
Total other comprehensive income/(loss) [a]	(7)	36
Comprehensive income	$1,548	$1,629

[a]Net of deferred taxes of $(4) million and $(7) million during the three months ended September 30, 2019, and 2018, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Nine Months Ended September 30,	2019	2018
Operating revenues:
Freight revenues	$15,392	$15,997
Other revenues	1,104	1,078
Total operating revenues	16,496	17,075
Operating expenses:
Compensation and benefits	3,484	3,776
Purchased services and materials	1,723	1,861
Depreciation	1,657	1,636
Fuel	1,595	1,891
Equipment and other rents	754	803
Other	829	801
Total operating expenses	10,042	10,768
Operating income	6,454	6,307
Other income (Note 6)	187	48
Interest expense	(772)	(630)
Income before income taxes	5,869	5,725
Income taxes	(1,353)	(1,313)
Net income	$4,516	$4,412
Share and Per Share (Note 8):
Earnings per share - basic	$6.39	$5.82
Earnings per share - diluted	$6.36	$5.79
Weighted average number of shares - basic	707.2	758.1
Weighted average number of shares - diluted	709.8	761.4

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Nine Months Ended September 30,	2019	2018
Net income	$4,516	$4,412
Other comprehensive income/(loss):
Defined benefit plans	103	56
Foreign currency translation	7	(7)
Total other comprehensive income/(loss) [a]	110	49
Comprehensive income	$4,626	$4,461

[a]Net of deferred taxes of $(35) million and $(20) million during the nine months ended September 30, 2019, and 2018, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	September 30,	December 31,
Millions, Except Share and Per Share Amounts	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,250	$1,273
Short-term investments (Note 13)	60	60
Accounts receivable, net (Note 10)	1,650	1,755
Materials and supplies	771	742
Other current assets	342	333
Total current assets	4,073	4,163
Investments	2,003	1,912
Net properties (Note 11)	53,488	52,679
Operating lease assets (Note 16)	1,931	-
Other assets	483	393
Total assets	$61,978	$59,147
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,166	$3,160
Debt due within one year (Note 14)	1,421	1,466
Total current liabilities	4,587	4,626
Debt due after one year (Note 14)	24,314	20,925
Operating lease liabilities (Note 16)	1,542	-
Deferred income taxes	11,744	11,302
Other long-term liabilities	1,775	1,871
Commitments and contingencies (Note 17)
Total liabilities	43,962	38,724
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,112,026,912 and 1,111,739,781 issued; 695,495,657 and 725,056,690
outstanding, respectively	2,780	2,779
Paid-in-surplus	4,505	4,449
Retained earnings	47,875	45,284
Treasury stock	(35,839)	(30,674)
Accumulated other comprehensive loss (Note 9)	(1,305)	(1,415)
Total common shareholders' equity	18,016	20,423
Total liabilities and common shareholders' equity	$61,978	$59,147

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Nine Months Ended September 30,	2019	2018
Operating Activities
Net income	$4,516	$4,412
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,657	1,636
Deferred and other income taxes	297	312
Other operating activities, net	102	368
Changes in current assets and liabilities:
Accounts receivable, net	105	(299)
Materials and supplies	(29)	(40)
Other current assets	(12)	(65)
Accounts payable and other current liabilities	(257)	(175)
Income and other taxes	(115)	225
Cash provided by operating activities	6,264	6,374
Investing Activities
Capital investments	(2,495)	(2,428)
Maturities of short-term investments (Note 13)	120	90
Purchases of short-term investments (Note 13)	(110)	(90)
Proceeds from asset sales	63	39
Other investing activities, net	(85)	(45)
Cash used in investing activities	(2,507)	(2,434)
Financing Activities
Common share repurchases (Note 18)	(5,162)	(6,304)
Debt issued (Note 14)	3,986	6,992
Dividends paid	(1,925)	(1,716)
Debt repaid	(642)	(1,807)
Net issuance/(repayment) of commercial paper (Note 14)	(5)	195
Accelerated share repurchase programs pending final settlement	-	(720)
Other financing activities, net	(34)	(45)
Cash used in financing activities	(3,782)	(3,405)
Net change in cash, cash equivalents and restricted cash	(25)	535
Cash, cash equivalents, and restricted cash at beginning of year	1,328	1,275
Cash, cash equivalents, and restricted cash at end of period	$1,303	$1,810
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$151	$159
Capital lease financings	-	12
Common shares repurchased but not yet paid	42	10
Cash (paid for)/received from:
Income taxes, net of refunds	$(1,104)	$(845)
Interest, net of amounts capitalized	(855)	(577)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$1,250	$1,810
Restricted cash equivalents in other current assets	41	-
Restricted cash equivalents in other assets	12	-
Total cash, cash equivalents and restricted cash equivalents per above	$1,303	$1,810

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at July 1, 2018	1,111.8	(372.3)	$ 2,779	$ 3,778	$ 43,311	$ (28,531)	$ (1,428)	$ 19,909
Net income			-	-	1,593	-	-	1,593
Other comprehensive income			-	-	-	-	36	36
Conversion, stock option exercises, forfeitures, and other	-	0.2	-	25	-	14	-	39
Share repurchase programs (Note 18)	-	(2.2)	-	-	-	(341)	-	(341)
Cash dividends declared ($0.80 per share)	-	-	-	-	(591)	-	-	(591)
Balance at September 30, 2018	1,111.8	(374.3)	$ 2,779	$ 3,803	$ 44,313	$ (28,858)	$ (1,392)	$ 20,645

Balance at July 1, 2019	1,112.0	(407.1)	$ 2,780	$ 3,954	$ 46,997	$ (34,262)	$ (1,298)	$ 18,171
Net income			-	-	1,555	-	-	1,555
Other comprehensive loss			-	-	-	-	(7)	(7)
Conversion, stock option exercises, forfeitures, and other	-	0.1	-	23	-	7	-	30
Share repurchase programs (Note 18)	-	(9.5)	-	528	-	(1,584)	-	(1,056)
Cash dividends declared ($0.97 per share)	-	-	-	-	(677)	-	-	(677)
Balance at September 30, 2019	1,112.0	(416.5)	$ 2,780	$ 4,505	$ 47,875	$ (35,839)	$ (1,305)	$ 18,016

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2018	1,111.4	(330.5)	$ 2,778	$ 4,476	$ 41,317	$ (22,574)	$ (1,141)	$ 24,856
Net income			-	-	4,412	-	-	4,412
Other comprehensive income			-	-	-	-	49	49
Conversion, stock option exercises, forfeitures, and other	0.4	0.9	1	47	-	30	-	78
Share repurchase programs (Note 18)	-	(44.7)	-	(720)	-	(6,314)	-	(7,034)
Cash dividends declared ($2.26 per share)	-	-	-	-	(1,716)	-	-	(1,716)
Reclassification due to ASU 2018-02 adoption	-	-	-	-	300	-	(300)	-
Balance at September 30, 2018	1,111.8	(374.3)	$ 2,779	$ 3,803	$ 44,313	$ (28,858)	$ (1,392)	$ 20,645

Balance at January 1, 2019	1,111.7	(386.6)	$ 2,779	$ 4,449	$ 45,284	$ (30,674)	$ (1,415)	$ 20,423
Net income			-	-	4,516	-	-	4,516
Other comprehensive income			-	-	-	-	110	110
Conversion, stock option exercises, forfeitures, and other	0.3	1.5	1	28	-	67	-	96
Share repurchase programs (Note 18)	-	(31.4)	-	28	-	(5,232)	-	(5,204)
Cash dividends declared ($2.73 per share)	-	-	-	-	(1,925)	-	-	(1,925)
Balance at September 30, 2019	1,112.0	(416.5)	$ 2,780	$ 4,505	$ 47,875	$ (35,839)	$ (1,305)	$ 18,016

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2018 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2018, is derived from audited financial statements. The results of operations for the nine months ended September 30, 2019, are not necessarily indicative of the results for the entire year ending December 31, 2019.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13), Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred credit loss model for an expected credit loss model. This ASU is effective January 1, 2020, and we do not expect the adoption to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

The following table represents a disaggregation of our freight and other revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2019	2018	2019	2018
Agricultural Products	$1,123	$1,133	$3,345	$3,345
Energy	975	1,214	2,923	3,498
Industrial	1,485	1,497	4,389	4,274
Premium	1,563	1,714	4,735	4,880
Total freight revenues	$5,146	$5,558	$15,392	$15,997
Other subsidiary revenues	223	228	665	656
Accessorial revenues	132	126	388	373
Other	15	16	51	49
Total operating revenues	$5,516	$5,928	$16,496	$17,075

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origin or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $602 million and $636 million, respectively, for the three months ended September 30, 2019, and September 30, 2018, and $1,781 million and $1,850 million, respectively for the nine months ended September 30, 2019, and September 30, 2018.

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

Information regarding stock-based compensation appears in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2019	2018	2019	2018
Stock-based compensation, before tax:
Stock options	$5	$5	$14	$13
Retention awards	19	21	61	64
Total stock-based compensation, before tax	$24	$26	$75	$77
Excess tax benefits from equity compensation plans	$3	$7	$48	$26

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

A summary of stock option activity during the nine months ended September 30, 2019, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2019	5,170	$92.06	5.4	yrs.	$239
Granted	573	160.84		N/A	N/A
Exercised	(1,898)	71.75		N/A	N/A
Forfeited or expired	(113)	121.07		N/A	N/A
Outstanding at September 30, 2019	3,732	$112.07	6.3	yrs.	$186
Vested or expected to vest at September 30, 2019	3,694	$111.79	6.3	yrs.	$185
Options exercisable at September 30, 2019	2,465	$99.30	5.2	yrs.	$155

Stock options are granted at the closing price on the date of grant, have 10 year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at September 30, 2019, are subject to performance or market-based vesting conditions.

At September 30, 2019, there was $19 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.1 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2019	2018	2019	2018
Intrinsic value of stock options exercised	$10	$30	$174	$77
Cash received from option exercises	10	26	108	71
Treasury shares repurchased for employee taxes	(3)	(6)	(32)	(19)
Tax benefit realized from option exercises	3	7	43	19
Aggregate grant-date fair value of stock options vested	-	-	15	18

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2019, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	2,070	$104.55
Granted	381	161.69
Vested	(433)	120.22
Forfeited	(90)	110.59
Nonvested at September 30, 2019	1,928	$112.04

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to 4 years. At September 30, 2019, there was $103 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.7 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2019 grant were as follows:

2019
Dividend per share per quarter	$0.88
Risk-free interest rate at date of grant	2.5%

Changes in our performance retention awards during the nine months ended September 30, 2019, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	1,092	$95.12
Granted	324	151.24
Vested	(269)	70.79
Unearned	(127)	70.09
Forfeited	(79)	111.44
Nonvested at September 30, 2019	941	$123.41

At September 30, 2019, there was $23 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.0 year. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Millions	2019	2018	2019	2018
Service cost	$23	$26	$67	$79
Interest cost	40	36	120	108
Expected return on plan assets	(68)	(68)	(204)	(204)
Amortization of actuarial loss	16	24	48	69
Net periodic pension cost	$11	$18	$31	$52

The components of our net periodic OPEB cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Millions	2019	2018	2019	2018
Service cost	$-	$-	$1	$1
Interest cost	3	3	8	8
Amortization of:
Prior service cost	(4)	-	(4)	1
Actuarial loss	1	2	4	7
Net periodic OPEB cost	$-	$5	$9	$17

On June 30, 2019, the OPEB plan was remeasured to reflect an announced plan amendment effective January 1, 2020 that reduced and eliminated certain medical benefits for Medicare-eligible retirees. This negative plan amendment resulted in a reduction in the accumulated postretirement benefit obligation of approximately $92 million with a corresponding adjustment of $69 million in other comprehensive income, net of $23 million in deferred taxes. This amount is being amortized into future net periodic OPEB cost over approximately 8 years, which represents the future remaining service period of eligible employees and is expected to reduce the 2019 costs by approximately $10 million.

Cash Contributions

For the nine months ended September 30, 2019, cash contributions totaled $0 to the qualified pension plan. Any contributions made during 2019 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2019, we do not have minimum cash funding requirements for 2019.

6. Other Income

Other income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2019	2018	2019	2018
Rental income	$34	$33	$96	$91
Net periodic pension and OPEB costs	12	3	28	11
Interest income	10	10	25	19
Net gain on non-operating asset dispositions	4	6	14	19
Early extinguishment of debt [a]	-	-	-	(85)
Non-operating environmental costs and other [b]	(7)	(4)	24	(7)
Total	$53	$48	$187	$48

[a]2018 includes a debt extinguishment charge for the early redemption of certain bonds and debentures (Note 14).

[b]2019 includes $31 million in interest income associated with the employment tax refund (Note 17).

7. Income Taxes

In the second quarter of 2019, UPC signed final Revenue Agent Reports (RARs) from the Internal Revenue Service (IRS) for the limited scope audits of UPC’s 2016 and 2017 tax returns. As a result of the signed RARs, UPC paid the IRS $11 million in the third quarter, consisting of $10 million of tax and $1 million of interest. The statute of limitations has run for all years prior to 2016. Several state tax authorities are examining our state tax returns for years 2015 through 2017. At September 30, 2019, we had a net liability for unrecognized tax benefits of $64 million.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions, Except Per Share Amounts	2019	2018	2019	2018
Net income	$1,555	$1,593	$4,516	$4,412
Weighted-average number of shares outstanding:
Basic	699.3	737.4	707.2	758.1
Dilutive effect of stock options	1.2	2.0	1.3	1.9
Dilutive effect of retention shares and units	1.4	1.5	1.3	1.4
Diluted	701.9	740.9	709.8	761.4
Earnings per share – basic	$2.22	$2.16	$6.39	$5.82
Earnings per share – diluted	$2.22	$2.15	$6.36	$5.79
Stock options excluded as their inclusion would be anti-dilutive	0.6	-	0.5	0.4

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2019, and 2018, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at July 1, 2019	$(1,100)	$(198)	$(1,298)
Other comprehensive income/(loss) before reclassifications	-	(18)	(18)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	11	-	11
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(4) million	11	(18)	(7)
Balance at September 30, 2019	$(1,089)	$(216)	$(1,305)

Balance at July 1, 2018	$(1,217)	$(211)	$(1,428)
Other comprehensive income/(loss) before reclassifications	-	17	17
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	19	-	19
Net quarter-to-date other comprehensive income/(loss), net of taxes of $(7) million	19	17	36
Balance at September 30, 2018	$(1,198)	$(194)	$(1,392)

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2019	$(1,192)	$(223)	$(1,415)
Other comprehensive income/(loss) before reclassifications	(25)	7	(18)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	36	-	36
OPEB Plan amendment (Note 5)	92	-	92
Net year-to-date other comprehensive income/(loss), net of taxes of $(35) million	103	7	110
Balance at September 30, 2019	$(1,089)	$(216)	$(1,305)

Balance at January 1, 2018	$(1,029)	$(112)	$(1,141)
Other comprehensive income/(loss) before reclassifications	(1)	(7)	(8)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	57	-	57
Net year-to-date other comprehensive income/(loss), net of taxes of $(20) million	56	(7)	49
Reclassification due to ASU 2018-02 adoption [b]	(225)	(75)	(300)
Balance at September 30, 2018	$(1,198)	$(194)	$(1,392)

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

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, creditworthiness of customers, and current economic conditions. At both September 30, 2019, and December 31, 2018, our accounts receivable were reduced by $3 million. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At September 30, 2019, and December 31, 2018, receivables classified as other assets were reduced by allowances of $34 million and $27 million, respectively.

Receivables Securitization Facility – On July 29, 2019 the Railroad completed the renewal of the receivables securitization facility (the Receivables Facility). The new $800 million, 3-year facility replaces the prior $650 million facility and will mature in July 2022. Under the Receivables Facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount recorded under the Receivables Facility was $400 million at both September 30, 2019, and December 31, 2018. The Receivables Facility was supported by $1.3 billion and $1.4 billion of accounts receivable as collateral at September 30, 2019, and December 31, 2018, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The outstanding amount the Railroad is allowed to maintain under the Receivables Facility, with a maximum of $800 million, may fluctuate based on the availability of eligible receivables and is directly affected by business volumes and credit risks, including receivables payment quality measures such as default and dilution ratios. If default or dilution ratios increase one percent, the allowable outstanding amount under the Receivables Facility would not materially change.

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $4 million and $3 million for the three months ended September 30, 2019, and 2018, respectively, and $11 million for both the nine months ended September 30, 2019, and 2018.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of September 30, 2019	Cost	Depreciation	Value	Useful Life
Land	$5,271	$ N/A	$5,271	N/A
Road:
Rail and other track material	17,049	6,322	10,727	42
Ties	10,653	3,176	7,477	34
Ballast	5,698	1,647	4,051	34
Other roadway [a]	20,054	3,981	16,073	48
Total road	53,454	15,126	38,328	N/A
Equipment:
Locomotives	9,792	3,807	5,985	18
Freight cars	2,159	871	1,288	24
Work equipment and other	1,073	317	756	18
Total equipment	13,024	4,995	8,029	N/A
Technology and other	1,158	520	638	12
Construction in progress	1,222	-	1,222	N/A
Total	$74,129	$20,641	$53,488	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2018	Cost	Depreciation	Value	Useful Life
Land	$5,264	$ N/A	$5,264	N/A
Road:
Rail and other track material	16,785	6,156	10,629	43
Ties	10,409	3,025	7,384	34
Ballast	5,561	1,595	3,966	34
Other roadway [a]	19,584	3,766	15,818	48
Total road	52,339	14,542	37,797	N/A
Equipment:
Locomotives	9,792	3,861	5,931	19
Freight cars	2,229	929	1,300	24
Work equipment and other	1,040	301	739	19
Total equipment	13,061	5,091	7,970	N/A
Technology and other	1,117	493	624	12
Construction in progress	1,024	-	1,024	N/A
Total	$72,805	$20,126	$52,679	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Sep. 30,	Dec. 31,
Millions	2019	2018
Accounts payable	$711	$872
Income and other taxes payable	580	694
Current operating lease liabilities (Note 16)	377	-
Accrued wages and vacation	367	384
Accrued casualty costs	211	211
Interest payable	201	317
Equipment rents payable	103	107
Other	616	575
Total accounts payable and other current liabilities	$3,166	$3,160

13. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of September 30, 2019, the Company had $80 million of short-term investments, of which $20 million are in a trust for the purpose of providing collateral for payment of certain other long-term liabilities, and as such are reclassified as other assets. All short-term investments have a maturity of less than one year and are classified as held-to-maturity. There were no transfers out of Level 2 during the nine months ended September 30, 2019.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At September 30, 2019, the fair value of total debt was $28.5 billion, approximately $2.8 billion more than the carrying value. At December 31, 2018, the fair value of total debt was $21.9 billion, approximately $0.5 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At September 30, 2019, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the nine months ended September 30, 2019. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility matures on June 8, 2023 under a 5 year term and requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, capital leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At September 30, 2019, the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $38.8 billion of debt (as defined in the Facility), and we had $26.6 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During the nine months ended September 30, 2019, we issued $8.2 billion and repaid $8.2 billion of commercial paper with maturities ranging from 1 to 32 days, and at September 30, 2019, we had $200 million of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

Shelf Registration Statement and Significant New Borrowings – In 2018, the Board of Directors reauthorized the issuance of up to $6 billion of debt securities. Under our shelf registration, we may issue, from time to time any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the nine months ended September 30, 2019, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
February 19, 2019	$500 million of 2.950% Notes due March 1, 2022
$500 million of 3.150% Notes due March 1, 2024
$1.0 billion of 3.700% Notes due March 1, 2029
$1.0 billion of 4.300% Notes due March 1, 2049
August 5, 2019	$500 million of 3.550% Notes due August 15, 2039
$500 million of 3.950% Notes due August 15, 2059

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At September 30, 2019, we had remaining authority from the Board of Directors to issue up to $2.0 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of both September 30, 2019, and December 31, 2018, we recorded $400 million of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

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

Subsequent Event – On October 15, 2019, we redeemed all $163 million of our outstanding 6.125% notes due February 15, 2020. The redemption resulted in an early extinguishment charge of $2 million in the fourth quarter of 2019.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $1.5 billion as of September 30, 2019.

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

The following are additional details related to our lease portfolio:

		Sep. 30,
Millions	Classification	2019
Assets
Operating leases	Operating lease assets	$1,931
Finance leases	Net properties [a]	486
Total leased assets		$2,417
Liabilities
Current
Operating	Accounts payable and other current liabilities	$377
Finance	Debt due within one year	114
Noncurrent
Operating	Operating lease liabilities	1,542
Finance	Debt due after one year	502
Total lease liabilities		$2,535

[a] Finance lease assets are recorded net of accumulated amortization of $780 million as of September 30, 2019.

The lease cost components are classified as follows:

		Three Months Ended	Nine Months Ended
Millions	Classification	September 30, 2019	September 30, 2019
Operating lease cost [a]	Equipment and other rents	$75	$253
Finance lease cost
Amortization of leased assets	Depreciation	18	54
Interest on lease liabilities	Interest expense	9	26
Net lease cost		$102	$333

[a] Includes short-term lease costs of $0.1 million and $0.5 million for the three and nine months ended September 30, and variable lease costs of $2.3 million and $6.3 million for the three and nine months ended September 30.

The following table presents aggregate lease maturities as of September 30, 2019:

Millions	Operating Leases	Finance Leases	Total
2019	$55	$16	$71
2020	367	143	510
2021	303	147	450
2022	269	130	399
2023	228	88	316
After 2023	1,006	199	1,205
Total lease payments	$2,228	$723	$2,951
Less: Interest	309	107	416
Present value of lease liabilities	$1,919	$616	$2,535

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

The following table presents the weighted average remaining lease term and discount rate:

Sep. 30,
2019
Weighted-average remaining lease term (years)
Operating leases	8.8
Finance leases	6.2
Weighted-average discount rate
Operating leases	3.7
Finance leases	5.3

The following table presents other information related to our operating and finance leases:

Millions,
for the Nine Months Ended September 30,	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$315
Operating cash flows from finance leases	30
Financing cash flows from finance leases	102
Leased assets obtained in exchange for finance lease liabilities	-
Leased assets obtained in exchange for operating lease liabilities	62

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at September 30, 2019. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $272 million to $297 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Nine Months Ended September 30,	2019	2018
Beginning balance	$271	$285
Current year accruals	59	53
Changes in estimates for prior years	(17)	(15)
Payments	(41)	(50)
Ending balance at September 30	$272	$273
Current portion, ending balance at September 30	$61	$70

We reassess our estimated insurance recoveries annually and have recognized an asset for estimated insurance recoveries at both September 30, 2019, and December 31, 2018. Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 364 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, 20 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites;

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

Our environmental liability activity was as follows:

Millions,
for the Nine Months Ended September 30,	2019	2018
Beginning balance	$223	$196
Accruals	52	62
Payments	(49)	(41)
Ending balance at September 30	$226	$217
Current portion, ending balance at September 30	$62	$58

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

Guarantees – At September 30, 2019 and December 31, 2018, we were contingently liable for $19 million and $22 million, respectively, in guarantees. The fair value of these obligations as of both September 30, 2019, and December 31, 2018 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

Gain Contingency – UPRR filed multiple claims with the IRS for refunds of Railroad Retirement Taxes paid on (i) certain stock awards to its employees and (ii) certain bonus payments it made to labor agreement employees during the years 1991-2017. The IRS denied UPRR’s claims for 1991 – 2007 (employment tax refund). UPRR filed suit in the U.S. District Court for the District of Nebraska (the District Court) for the employment tax refund and in 2016 the District Court denied the refund claim. UPRR appealed this denial to the U.S. Court of Appeals for the 8th Circuit (8th Circuit) and the 8th Circuit ruled in favor of UPRR and remanded the case to the District Court. The IRS appealed the 8th Circuit ruling to the U.S. Supreme Court. In June 2018, a similar case for another railroad was decided by the U.S. Supreme Court against the IRS and in favor of that railroad (Wisconsin Central LTD., Et. Al. v. U.S.). As a result, the U.S. Supreme Court denied the IRS request to appeal the 8th Circuit ruling. On November 28, 2018 the District Court issued an order granting summary judgment to UPRR pursuant to the mandate of the 8th Circuit. UPRR, the Department of Justice (DOJ), and the IRS subsequently agreed upon the tax refund amounts owed UPRR and its employees for all claims. On February 12, 2019, UPRR received a partial final judgment from the District Court for the employment tax refund. As a result, in the first quarter of 2019 UPRR recognized an employer refund of $42 million as a reduction of compensation and benefit expenses and approximately $27 million of interest in other income. On October 11, 2019, UPRR received the cash related to the employer portion of the 1991-2007 refunds.

On June 6, 2019, UPRR signed final Revenue Agent’s Reports for its refund claims for 2008 – 2012 and 2014 – 2017. These claims are now complete and as a result, in the second quarter of 2019 UPRR recognized an employer refund of $32 million as a reduction of compensation and benefit expenses and approximately $3 million of interest in other income. On July 17, 2019 the IRS signed the final closing agreement for the remaining 2013 refunds which were immaterial to UPC’s condensed consolidated statements of income, financial position, and cash flow. UPRR received the cash related to these refunds in the third quarter of 2019.

18. Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022, replacing our previous repurchase program. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of September 30, 2019, we repurchased a total of $36.6 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under repurchase programs during 2018 and 2019:

	Number of Shares Purchased		Average Price Paid
	2019	2018	2019	2018
First quarter [a]	18,149,450	9,259,004	$165.79	$132.84
Second quarter [b]	3,732,974	33,229,992	171.24	142.74
Third quarter [c]	9,529,733	2,239,405	163.30	151.94
Total	31,412,157	44,728,401	$165.68	$141.15
Remaining number of shares that may be repurchased under current authority			136,737,293

[a]Includes 11,795,930 shares repurchased in February 2019 under accelerated share repurchase programs.

[b]Includes 19,870,292 shares repurchased in June 2018 under accelerated share repurchase programs.

[c]Includes 3,172,900 shares repurchased in August 2019 under accelerated share repurchase programs.

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

From October 1, 2019, through October 16, 2019, we repurchased 1.4 million shares at an aggregate cost of approximately $224 million.

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

On February 26, 2019, the Company received 11,795,930 shares of its common stock repurchased under ASRs for an aggregate of $2.5 billion. Upon settlement of these ASRs in the third quarter of 2019, we received 3,172,900 additional shares.

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

UPRR had $1.4 billion and $1.3 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of September 30, 2019, and December 31, 2018, respectively. TTX car hire expenses of $100 million and $104 million for the three months ended September 30, 2019, and 2018, respectively, and $312 million and $324 million for the nine months ended September 30, 2019, and 2018, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $65 million and $66 million as of September 30, 2019, and December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2019, Compared to

Three and Nine Months Ended September 30, 2018

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

RESULTS OF OPERATIONS

Quarterly Summary

We reported earnings of $2.22 per diluted share on net income of $1.6 billion in the third quarter of 2019 compared to earnings of $2.15 per diluted share on net income of $1.6 billion for the third quarter of 2018. Freight revenues decreased 7% in the third quarter compared to the same period in 2018 driven by an 8% decline in carloads due to weak demand in several market sectors, particularly intermodal, coal and frac sand. The declines were partially offset by growth in construction, petroleum products, and plastics markets. Average revenue per car (ARC) increased 1% due to core pricing gains partially offset by lower fuel surcharge revenue and negative mix of traffic.

We continued our implementation of Unified Plan 2020, the Company’s plan for operating a safe and efficient railroad by increasing the reliability of our service product, reducing variability in network operations, and improving resource utilization costs. Year-over-year we saw 18% improvement in locomotive productivity, 10% improvement in freight car velocity and 4% improvement in work force productivity. These actions were the primary driver of the 2.2 point improvement in the operating ratio.

Volume declines and productivity initiatives drove operating expenses down 10% from 2018. These factors coupled with improved pricing and lower fuel prices partially offset the impact of the revenue decline as operating income decreased 2% in the third quarter compared to the same period in 2018.

Operating Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2019	2018	Change	2019	2018	Change
Freight revenues	$5,146	$5,558	(7)%	$15,392	$15,997	(4)%
Other subsidiary revenues	223	228	(2)	665	656	1
Accessorial revenues	132	126	5	388	373	4
Other	15	16	(6)	51	49	4
Total	$5,516	$5,928	(7)%	$16,496	$17,075	(3)%

We generate freight revenues by transporting freight or other materials from our four commodity groups. Freight revenues vary with volume (carloads) and ARC. Changes in price, traffic mix and fuel surcharges drive ARC. Customer incentives, which are primarily provided for shipping to/from specific locations or based on cumulative volumes, are recorded as a reduction to operating revenues. Customer incentives that include variable consideration based on cumulative volumes are estimated using the expected value method, which is based on available historical, current, and forecasted volumes, and recognized as the related performance obligation is satisfied. We recognize freight revenues over time as shipments move from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred.

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

Freight revenues decreased 7% during the third quarter of 2019 compared to 2018, resulting from an 8% volume decline, lower fuel surcharge revenue and negative mix of traffic, partially offset by core pricing gains. Fewer shipments of intermodal, coal, and frac sand partially offset by growth in construction, petroleum products, and plastics drove the volume declines.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $393 million and $1.2 billion in the third quarter and year-to-date periods of 2019 compared to $482 million and $1.25 billion in the same period of 2018. Lower fuel surcharge revenue resulted from volume declines and lower year-over-year prices.

Other revenues were flat in the third quarter of 2019 compared to third quarter of 2018 due to volume declines offset by higher accessorial charges focused on incentivizing customers’ efficient use of Company assets. Year-to-date, other revenues increased driven by accessorial charges and higher revenue at our subsidiaries partially offset by volume declines compared to the same period in 2018.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Nine Months Ended
Freight Revenues	September 30,			September 30,
Millions	2019	2018	Change	2019	2018	Change
Agricultural Products	$1,123	$1,133	(1)%	$3,345	$3,345	-%
Energy	975	1,214	(20)	2,923	3,498	(16)
Industrial	1,485	1,497	(1)	4,389	4,274	3
Premium	1,563	1,714	(9)	4,735	4,880	(3)
Total	$5,146	$5,558	(7)%	$15,392	$15,997	(4)%

	Three Months Ended			Nine Months Ended
Revenue Carloads	September 30,			September 30,
Thousands,	2019	2018	Change	2019	2018	Change
Agricultural Products	278	285	(2)%	821	849	(3)%
Energy	374	440	(15)	1,083	1,246	(13)
Industrial	467	458	2	1,356	1,321	3
Premium [a]	1,010	1,133	(11)	3,093	3,250	(5)
Total	2,129	2,316	(8)%	6,353	6,666	(5)%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Average Revenue per Car	2019	2018	Change	2019	2018	Change
Agricultural Products	$4,042	$3,973	2%	$4,073	$3,939	3%
Energy	2,613	2,757	(5)	2,700	2,807	(4)
Industrial	3,178	3,269	(3)	3,236	3,236	-
Premium	1,546	1,513	2	1,531	1,501	2
Average	$2,417	$2,399	1%	$2,423	$2,400	1%

[a] For intermodal shipments each container or trailer equals one carload.

Agricultural Products – Freight revenue from agricultural products shipments decreased in the third quarter 2019 compared to 2018 due to volume declines and lower fuel surcharge partially offset by core pricing gains. Third quarter volume levels were down 2% as declines in export grain and grain products were partially offset by biofuels, import beer and wheat shipments compared to 2018. Freight revenues were flat in the year-to-date period compared to 2018 as volume declines were offset by core pricing gains and positive mix of traffic. Year-to-date volume declines were impacted by weather-related challenges experienced in the first half of 2019.

Energy – Freight revenue from energy shipments decreased 20% and 16% in the third quarter and year-to-date periods, respectively, of 2019 compared to 2018 due to declines in volume and negative mix of traffic, partially offset by core pricing gains. Third quarter results were impacted by lower fuel surcharge revenue. Frac sand shipments declined 45% in the third quarter compared to last year as regional sand supplies displaced select shipments originating from the upper Midwest. In addition, coal and coke shipments declined 17% due to lower natural gas prices, decreased exports and losses of commercial contracts. Year-to-date, frac sand shipments and coal and coke shipments declined 47% and 13%, respectively, compared to 2018. Volume declines, for the year-to-date periods, were impacted by weather-related challenges experienced in the first half of 2019. Growth in petroleum shipments (both crude and refined) due to strong drilling activity partially offset the sand and coal volume declines in both periods.

Industrial – Freight revenue from industrial shipments decreased in the third quarter of 2019 compared to 2018 due to negative mix of traffic and lower fuel surcharge revenue partially offset by core pricing gains and volume growth. Year-to-date, freight revenue increased due to core pricing gains and volume growth partially offset by negative mix of traffic. Volume increased 2% and 3% in the third quarter and year-to-date periods, respectively, compared to 2018 driven by strong market demand in construction products and plastics, while forest products shipments decreased due to softness in the lumber and paper markets. Year-to-date volume levels were impacted by weather-related challenges experienced in the first half of 2019.

Premium – Freight revenue from premium shipments decreased in the third quarter and year-to-date periods of 2019 compared to 2018 due to volume declines, partially offset by core pricing gains. Third quarter results were impacted by lower fuel surcharge revenue. Volume decreased 11% and 5% in the third quarter and year-to-date periods, respectively, compared to 2018 driven by declines in domestic intermodal shipments, including containerized automotive parts, due to increased truck competition. Weak market conditions reflecting trade uncertainty and escalating tariffs contributed to the declines as international shipments were 12% lower in the third quarter. These third quarter declines have mostly offset the increase in the first half of the year due to a surge in January shipments and newly secured business. Year-to-date volume declines were impacted by weather-related challenges experienced in the first half of 2019.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business decreased 5% to $602 million in the third quarter of 2019 compared to $636 million in 2018 driven by a 6% decline in volume. The decrease in volume was driven by fewer shipments of grain, coal, and automotive parts, partially offset by growth in petroleum products and industrial chemicals shipments. Year-to-date, freight revenue decreased 4% to $1.8 billion as a result of fewer shipments of automotive parts, grain and coal partially offset by growth in petroleum products and industrial chemical shipments and core pricing gains.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2019	2018	Change	2019	2018	Change
Compensation and benefits	$1,134	$1,262	(10)%	$3,484	$3,776	(8)%
Purchased services and materials	574	632	(9)	1,723	1,861	(7)
Depreciation	557	547	2	1,657	1,636	1
Fuel	504	659	(24)	1,595	1,891	(16)
Equipment and other rents	236	272	(13)	754	803	(6)
Other	277	287	(3)	829	801	3
Total	$3,282	$3,659	(10)%	$10,042	$10,768	(7)%

Operating expenses decreased $377 million and $726 million in the third quarter and year-to-date periods, respectively, compared to 2018 driven by cost savings from lower volume, productivity improvements, and lower fuel price. Increased costs due to inflation, more destroyed equipment, and depreciation partially offset these decreases compared to 2018. Year-to-date 2019 expenses were impacted positively due to the employment tax refund (see Note 17 of the Condensed Consolidated Financial Statements) and negatively due to the first half weather-related challenges.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the third quarter and year-to-date periods, expenses decreased 10% and 8% compared to 2018 due to lower wage and benefit costs driven by reduced workforce levels, lower volume, and the employment tax refund. Wage inflation partially offset the decreases. Increased expense associated with the workforce reduction and weather-related challenges partially offset the decrease in the year-to-date period.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 9% and 7% in the third quarter and year-to-date periods, respectively, compared to 2018. Lower locomotive repair expense due to a smaller active fleet in service, volume-related costs for intermodal and transload services and lower costs for services purchased from outside contractors primarily drove the decreases in both periods. Conversely, higher costs associated with derailments partially offset these decreases in both period versus 2018. Weather-related challenges unfavorably impacted the year-to-date period.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base, reflecting recent years’ higher capital spending, increased depreciation expense in the third quarter and year-to-date periods of 2019 compared to 2018.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. Lower locomotive diesel fuel prices, which averaged $2.09 per gallon (including taxes and transportation costs) in the third quarter of 2019 compared to $2.38 per gallon in the same period in 2018, a 10% decline in gross ton-miles and a 3% improvement in fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands, drove the decrease in the third quarter compared to the same period in 2018. For the nine-month period, locomotive diesel fuel prices averaged $2.13 per gallon in 2019 compared to $2.27 in 2018, decreasing expenses by 6%. In addition, gross ton-miles decreased 7% and fuel consumption rate improved 3% during the year-to-date period, driving lower fuel expense compared to 2018.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense decreased 13% and 6% in the third quarter and year-to-date periods, respectively, compared to 2018, driven by decreased car rent expense due to volume declines, improved cycle time, and lower locomotive and freight car lease expenses. Year-to-date expenses were unfavorably impacted by weather-related cost challenges.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs decreased 3% in the third quarter compared to 2018 driven primarily by lower costs associated with environmental expenses related to our operating properties, employee travel, and utilities expense partially offset by increased costs as a result of more destroyed equipment and freight loss and damage costs. Conversely, other expenses increased 3% in the year-to-date period compared to 2018 due to increased costs as a result of more destroyed equipment and freight loss and damage costs partially offset by lower costs associated with employee travel and environmental expenses related to our operating properties.

Non-Operating Items

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2019	2018	Change	2019	2018	Change
Other income	$53	$48	10%	$187	$48	F	%
Interest expense	(266)	(241)	10	(772)	(630)	23
Income taxes	(466)	(483)	(4)	(1,353)	(1,313)	3

Other Income – Other income increased in the third quarter of 2019 compared to 2018 as a result of lower costs associated with our benefit plans and higher rental income partially offset by higher environmental costs associated with non-operating properties. For the nine-month period, other income increased due to $31 million in interest income associated with the employment tax refund in 2019, a decrease of $85 million in expense associated with early-extinguishment of outstanding debentures and mortgage bonds recognized in the first quarter of 2018, and lower costs associated with our benefit plans.

Interest Expense – Interest expense increased in the third quarter of 2019 compared to 2018 due to an increase in the weighted-average debt level of $25.4 billion in 2019 compared to $22.6 billion in 2018. The effective interest rate was 4.3% for both periods. Year-to-date, interest expense increased due to an increased weighted-average debt level of $24.6 billion in 2019 from $19.4 billion in 2018. The year-to-date effective interest rate was 4.3% in 2019 compared to 4.4% in 2018.

Income Taxes – Income taxes were lower in the third quarter of 2019 compared to 2018, driven by lower income. Our effective tax rates for the third quarter of 2019 and 2018 were 23.1% and 23.3%, respectively. Reductions to unrecognized tax benefits for statute expirations in the third quarter of both 2019 and 2018 lowered the effective tax rate. For the nine-month periods of 2019 and 2018, our effective tax rates were 23.1% and 22.9%, respectively. In the second quarter of 2018, Iowa and Missouri enacted laws to reduce their corporate tax rate, which lowered our 2018 effective tax rate. In 2019, Arkansas enacted a law to reduce its corporate tax rate. This reduced our 2019 effective tax rate. The Arkansas reduction was less than the Iowa and Missouri reductions resulting in a higher effective tax rate for 2019 compared to 2018.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Surface Transportation Board (STB). We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019	2018	Change		2019	2018	Change
Gross ton-miles (GTMs) (billions)	215.5	240.2	(10)%		645.8	698.1	(7)%
Revenue ton-miles (billions)	108.1	123.3	(12)		323.5	358.3	(10)
Freight car velocity (daily miles per car)	213	193	10		201	189	6
Average train speed (miles per hour) [a]	23.7	24.0	(1)		23.4	24.5	(4)
Average terminal dwell time (hours) [a]	23.4	29.3	(20)		25.1	30.6	(18)
Locomotive productivity (GTMs per horsepower day)	124	105	18		118	104	13
Workforce productivity (car miles per employee)	883	852	4		853	838	2
Employees (average)	36,659	42,323	(13)		38,456	42,057	(9)
Operating ratio	59.5	61.7	(2.2)	pts	60.9	63.1	(2.2)	pts

[a] As reported to the STB.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 10% and 12%, respectively, during the third quarter of 2019 compared to 2018, driven by an 8% decline in carloadings. Changes in commodity mix drove the variance in year-over-year decreases between gross ton-miles, revenue ton-miles and carloads. Year-to-date, gross ton-miles and revenue ton-miles decreased 7% and 10%, respectively, compared to 2018, driven by a 5% decrease in carloadings.

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Implementation of Unified Plan 2020 drove the 10% and 6% improvement for the third quarter and nine-month periods of 2019, respectively. Average terminal dwell time decreased 20% and 18% during the third quarter and year-to-date periods, respectively, compared to the same period in 2018 largely due to improved terminal processes, transportation plan changes to eliminate switches, and a decrease in freight car inventory levels. Conversely, average train speed declined 1% and 4% for the third quarter and year-to-date periods, respectively, compared to 2018, largely due to an increase in work events, however the overall movement of freight cars is faster.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower. Locomotive productivity increased 18% year-over-year as we reduced our active locomotive fleet by 23% since the third quarter of 2018. Year-to-date, locomotive productivity improved 13% driven by the reduced fleet size.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 4% as average daily car miles decreased 10% while employees decreased 13% compared to the third quarter of 2018. Lower carload volumes drove the decline in average daily car miles.

The 13% decline in employee levels was driven by an 8% decline in carload volumes, initiatives to further right-size the workforce and a smaller capital workforce. At the end of the third quarter, approximately 4,400 employees across all crafts were either furloughed or in alternate work status. Year-to-date, workforce productivity improved 2%.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our third quarter operating ratio of 59.5% was an all-time record and improved 2.2 points compared to 2018 mainly driven by productivity, core pricing gains, and lower fuel prices, which were offset by inflation, increased costs as a result of derailments and other cost hurdles. Year-to-date, our operating ratio was 60.9%, improving 2.2 points compared to 2018.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Sep. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2019	2018
Net income	$6,070	$5,966
Add:
Income tax expense	1,815	1,775
Depreciation	2,212	2,191
Interest expense	1,012	870
EBITDA	$11,109	$10,802
Adjustments:
Other income	(233)	(94)
Interest on operating lease liabilities [b]	71	84
Adjusted EBITDA	$10,947	$10,792
Debt	$25,735	$22,391
Operating lease liabilities [c]	1,919	2,271
Unfunded pension and OPEB, net of taxes of $104 and $135	347	456
Adjusted debt	$28,001	$25,118
Adjusted debt / Adjusted EBITDA	2.6	2.3

[a]The trailing twelve month income statement information ended September 30, 2019 is recalculated by taking the twelve months ended December 31, 2018, subtracting the nine months ended September 30, 2018, and adding the nine months ended September 30, 2019.

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

Adjusted debt to Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, other income and interest on operating lease liabilities) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to Adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income. The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA. At both September 30, 2019 and December 31, 2018, the incremental borrowing rate on operating lease liabilities was 3.7%.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Nine Months Ended September 30,	2019	2018
Cash provided by operating activities	$6,264	$6,374
Cash used in investing activities	(2,507)	(2,434)
Cash used in financing activities	(3,782)	(3,405)
Net change in cash, cash equivalents and restricted cash	$(25)	$535

Operating Activities

Cash provided by operating activities decreased in the first nine months of 2019 compared to the same period of 2018 due to higher interest and tax payments, partially offset by higher net income in the first nine months of 2019 compared to 2018.

Investing Activities

Increased capital investments on road infrastructure replacements and capacity projects drove higher cash used in investing activities in the first nine months of 2019 compared to the same period in 2018.

The table below details cash capital investments:

Millions,
for the Nine Months Ended September 30,	2019	2018
Rail and other track material	$418	$461
Ties	328	345
Ballast	203	159
Other [a]	477	348
Total road infrastructure replacements	1,426	1,313
Line expansion and other capacity projects	240	185
Commercial facilities	109	145
Total capacity and commercial facilities	349	330
Locomotives and freight cars [b]	419	509
Positive train control	57	121
Technology and other	244	155
Total cash capital investments	$2,495	$2,428

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include lease buyouts of $214 million in 2019 and $228 million in 2018.

Capital Plan

We estimate our 2019 capital expenditures to be approximately $3.1 billion, which is roughly $100 million less than previously expected, as we continue to evaluate the capital demands associated with the implementation of Unified Plan 2020. Further revisions may occur if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased $377 million in the first nine months of 2019 compared to the same period of 2018, driven by a $2 billion net decrease in additional debt and $200 million increase in dividends paid, partially offset by a $1.9 billion decrease in share repurchase programs.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions,
for the Nine Months Ended September 30,	2019	2018
Cash provided by operating activities	$6,264	$6,374
Cash used in investing activities	(2,507)	(2,434)
Dividends paid	(1,925)	(1,716)
Free cash flow	$1,832	$2,224

Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022, replacing our previous repurchase program. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of September 30, 2019, we repurchased a total of $36.6 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under repurchase programs during 2018 and 2019:

	Number of Shares Purchased		Average Price Paid
	2019	2018	2019	2018
First quarter [a]	18,149,450	9,259,004	$165.79	$132.84
Second quarter [b]	3,732,974	33,229,992	171.24	142.74
Third quarter [c]	9,529,733	2,239,405	163.30	151.94
Total	31,412,157	44,728,401	$165.68	$141.15
Remaining number of shares that may be repurchased under current authority			136,737,293

[a]Includes 11,795,930 shares repurchased in February 2019 under accelerated share repurchase programs.

[b]Includes 19,870,292 shares repurchased in June 2018 under accelerated share repurchase programs.

[c]Includes 3,172,900 shares repurchased in August 2019 under accelerated share repurchase programs.

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

From October 1, 2019, through October 16, 2019, we repurchased 1.4 million shares at an aggregate cost of approximately $224 million.

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

On February 26, 2019, the Company received 11,795,930 shares of its common stock repurchased under ASRs for an aggregate of $2.5 billion. Upon settlement of these ASRs in the third quarter of 2019, we received 3,172,900 additional shares.

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

The following tables identify material obligations and commitments as of September 30, 2019:

		Oct. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2019	2020	2021	2022	2023	2023	Other
Debt [a]	$43,867	$494	$1,930	$2,074	$2,596	$2,162	$34,611	$-
Operating leases [b]	2,228	55	367	303	269	228	1,006	-
Capital lease obligations [c]	723	16	143	147	130	88	199	-
Purchase obligations [d]	2,743	721	1,450	377	62	42	56	35
Other postretirement benefits [e]	440	13	49	49	48	48	233	-
Income tax contingencies [f]	64	-	-	-	-	-	-	64
Total contractual obligations	$50,065	$1,299	$3,939	$2,950	$3,105	$2,568	$36,105	$99

[a]Excludes capital lease obligations of $616 million, as well as unamortized discount and deferred issuance costs of $(831) million. Includes an interest component of $17,917 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $309 million.

[c]Represents total obligations, including interest component of $107 million.

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

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of September 30, 2019. For amounts where the year of settlement is uncertain, they are included in the Other column.

		Oct. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2019	2020	2021	2022	2023	2023
Credit facilities [a]	$2,000	$-	$-	$-	$-	$2,000	$-
Receivables securitization facility [b]	800	-	-	-	800	-	-
Guarantees [c]	19	4	5	5	5	-	-
Standby letters of credit [d]	19	7	12	-	-	-	-
Total commercial commitments	$2,838	$11	$17	$5	$805	$2,000	$-

[a] None of the credit facility was used as of September 30, 2019.

[b] $400 million of the receivables securitization facility was utilized as of September 30, 2019, which is accounted for as debt. The full program matures in July 2022.

[c]Includes guaranteed obligations related to our affiliated operations.

[d]None of the letters of credit were drawn upon as of September 30, 2019.

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

Environmental Matters

In October 2016, the Colorado Department of Public Health & Environment (the agency) expressed concerns over construction activities performed by UPRR inside the Moffat Tunnel. Those activities, which were deemed safety critical, had caused contaminants from inside the tunnel to be discharged into the adjacent Frasier River in violation of the tunnel's National Pollutant Discharge Elimination System (NPDES) permit. Following extensive discussions with the agency, and UPRR's commitment to install and operate best management practices (BMPs), the agency agreed to allow UPRR to resume safety-related construction activities. In February 2018, the agency issued a notice of violation (NOV) which alleged violations of State water laws and the NPDES permit. The NOV mandated a number of corrective actions to be implemented immediately and reserved for a later date the issue of penalties. In June 2019, the agency contacted UPRR to engage in discussions regarding an appropriate monetary penalty. In September 2019, the parties reached a preliminary agreement on the amount of the penalty, i.e., $140,000. UPRR is now engaged in drafting final terms and conditions for settlement. We expect to finalize the agreement and execute payment in the first quarter of 2020.

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

Other Matters

Antitrust Litigation - As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. Currently, UPRR and three other Class I railroads are the named defendants in the lawsuit. As previously reported, an appellate hearing related to the U.S. District Court for the District of Columbia’s denial of class certification for the rail shippers was held on September 28, 2018. On August 16, 2019, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the decision of U.S. District Court denying class certification (the Certification Denial). A status conference is expected to determine how the case will proceed. Since the D.C. Circuit's ruling, approximately 25 lawsuits have been filed in federal court based on claims identical to those alleged in the class case. Union Pacific has also entered into certain tolling agreements. Like the class action claims, Union Pacific believes these claims are without merit. For additional information on this lawsuit, please refer to Item 3. Legal Proceedings, under Other Matters, Antitrust Litigation in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2018.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). The fuel surcharge antitrust claim remains and was stayed pending the decision on class certification discussed above. As a result of the Certification Denial, a status conference with the Court is expected to determine how the case will proceed. For additional information on Oxbow, please refer to Item 3. Legal Proceedings, under Other Matters, Antitrust Litigation in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2018.

We continue to deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2019:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jul. 1 through Jul. 31	1,090,135	$172.70	1,080,998	145,186,028
Aug. 1 through Aug. 31	6,095,816	161.00	6,094,525	139,091,503
Sep. 1 through Sep. 30	2,354,858	164.94	2,354,210	136,737,293
Total	9,540,809	$163.31	9,529,733	N/A

[a]Total number of shares purchased during the quarter includes 11,076 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

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
101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (filed with the SEC on October 17, 2019), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended September 30, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2019 and 2018, and (vi) the Notes to the Condensed Consolidated Financial Statements.

Incorporated by Reference
3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.
4(a)	Form of 3.550% Note due 2039 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 5, 2019.
4(b)	Form of 3.950% Note due 2059 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated August 5, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 17, 2019

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)