Form 10-K
period 2019-12-31
UNION PACIFIC CORP
filed 2020-02-07
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

▪Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☑ Yes   ☐ No

▪Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☑ No

▪Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes   ☐ No

▪Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☑ Yes   ☐ No

▪Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated Filer	☐	Non-Accelerated Filer	☐
Smaller Reporting Company	☐	Emerging Growth Company	☐

▪If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

▪Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes   ☑ No

▪As of June 28, 2019, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $119.0 billion.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2020 was 690,261,490.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2020, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

UNION PACIFIC CORPORATION

February 7, 2020

Fellow Shareholders:

Union Pacific exited 2019 as a much different, much better company than we started the year. The implementation of Unified Plan 2020 is transforming how we do business – making us more efficient and reliable for our customers. Change of this magnitude is difficult, but the men and women of Union Pacific met the challenge head on - driving us to new levels of profitability in a year that included historic flooding and a declining freight environment. We are pleased to report earnings per diluted share of $8.38, which is a 6 percent increase versus 2018, despite volume declines of 6 percent. Our operating ratio was a record 60.6 percent, 2.1 points better than last year’s 62.7 percent.

The adoption of Unified Plan 2020 is a key part of Union Pacific’s push to become the best freight railroad in North America. We think of this strategy as a flywheel that is driven by a Proud and Engaged Workforce. Our employees are at the core of everything we do and are critical to our long-term success.

The first “cog” in the flywheel is to provide the Safest and Most Reliable Freight Rail Products and Services. Everything we do must be done safely and reliably. Unfortunately, our 2019 safety results were not good enough. Our reportable personal injury rate was 0.90, compared to 0.82 in 2018, while our reportable derailment rate was 4.28, compared to 3.28 in 2018. We want every employee to return home safely every day and to eliminate all derailments. We must do better in 2020.

We did, however, make great strides to improve the reliability of our service product. Trip plan compliance improved 6 points, demonstrating our commitment to be there when we say we will. Local service metrics like to and from industry, also showed solid improvement. Additionally, increased asset utilization and fewer car classifications led to a 6 percent improvement in freight car velocity and a 17 percent improvement in freight car terminal dwell.

In order to be cost competitive for our customers in a quickly changing freight environment, we must have Highly Efficient Operations. This includes emphasizing on-time performance and turning assets more quickly, driving costs out of our network so we can better compete in both new and existing markets. I am very pleased to report that the team did an excellent job across the board in this area as we drove our operating ratio to record levels.

Combining an enhanced service product with advancing technology allows us to provide an Industry-Leading Customer Experience. One example is the transparency we are providing customers into their supply chain. Use of Mobile Work Order devices has allowed us to provide streamlined interfaces, better notifications and improved local inventory reporting. And we’re just getting started!

Efficient operations and an excellent customer experience are the foundation that enables us to Secure Appropriate Business. Despite a difficult freight environment where freight volumes decreased 6 percent compared to 2018, we continue to win new business. We’re excited to participate in the development of the new Butler Intermodal Terminal in Central Iowa, providing an alternative to larger Midwest rail hubs and giving shippers a cost-competitive solution to reduce long-haul trucking miles.

A safe, reliable and efficient service product positions us to generate Best-in-Industry Cash Returns. Total shareholder return, including price appreciation and dividends, increased 33.7 percent in 2019, compared to 31.5 percent for the S&P 500. We paid dividends in 2019 of $2.6 billion, as we raised our quarterly dividend with two 10 percent increases during the year. In addition, we repurchased 35 million Union Pacific shares, decreasing our full-year average share count by 6 percent. Combining dividends and share repurchases, Union Pacific returned $8.4 billion to our shareholders in 2019.

Capital investments in our business form the foundation for future improvements in safety, reliability and efficiency, making it critical that we make Optimal Investments annually. In 2019, we invested $3.2 billion, including just under $2 billion in replacement capital to harden our infrastructure, replace older assets and improve the safety and resiliency of our network. We also invested for growth and productivity through the addition of five extended sidings on our Sunset Corridor, a key competitive route for us.

As we enter the new decade, we are looking forward to leveraging the Unified Plan 2020 service gains to safely and reliably grow the business. We understand that opportunity comes with responsibility; we will continue to be a positive force in sustainability efforts, ensuring all stakeholders are heard. Our goal and our path are clear: Be the best freight railroad in North America, and use that platform to grow with our customers. Thank you for joining us on this value-creating journey.

Chairman, President and Chief Executive Officer

DIRECTORS AND SENIOR MANAGEMENT

BOARD OF DIRECTORS

Andrew H. Card, Jr.	Lance M. Fritz	Thomas F. McLarty III
Former White House	Chairman, President and	President
Chief of Staff	Chief Executive Officer	McLarty Associates
Board Committees: Audit,	Union Pacific Corporation and	Board Committees: Finance (Chair),
Compensation and Benefits	Union Pacific Railroad Company	Corporate Governance and
Nominating
Erroll B. Davis, Jr.	Deborah C. Hopkins
Former Chairman,	Former Chief Executive Officer	Bhavesh V. Patel
President & CEO	Citi Ventures	Chief Executive Officer and
Alliant Energy Corporation	Former Chief Innovation Officer	Chairman of the Management Board
Board Committees: Compensation	Citi	LyondellBasell Industries N.V.
and Benefits (Chair), Corporate	Board Committees: Audit, Finance	Board Committees: Finance,
Governance and Nominating		Compensation and Benefits
Jane H. Lute
William J. DeLaney	President and Chief Executive Officer	Jose H. Villarreal
Former Chief Executive Officer,	SICPA North America	Advisor
Sysco Corporation	Board Committees: Audit, Corporate	Akin, Gump, Strauss, Hauer &
Board Committees: Audit,	Governance and Nominating	Feld, LLP
Compensation and Benefits		Board Committees: Compensation
	Michael R. McCarthy	and Benefits, Corporate Governance
David B. Dillon	Chairman	and Nominating
Former Chairman	McCarthy Group, LLC
The Kroger Company	Lead Independent Director	Christopher J. Williams
Board Committees: Audit (Chair),	Board Committees: Corporate	Chairman
Compensation and Benefits	Governance and Nominating (Chair),	Siebert Williams Shank & Co.
	Finance	Board Committees: Audit, Finance*

SENIOR MANAGEMENT**

Lance M. Fritz	Jennifer L. Hamann	Kenny G. Rocker
Chairman, President and	Executive Vice President	Executive Vice President-Marketing
Chief Executive Officer	and Chief Financial Officer	and Sales

Prentiss W. Bolin, Jr.	Thomas A. Lischer	Todd M. Rynaski
Vice President-External Relations	Executive Vice President-Operations	Vice President and Controller

Bryan L. Clark	Scott D. Moore	V. James Vena
Vice President-Tax	Senior Vice President-Corporate	Chief Operating Officer
Relations and
Rhonda S. Ferguson	Chief Administrative Officer	Elizabeth F. Whited
Executive Vice President, Chief Legal		Executive Vice President and
Officer and Corporate Secretary	Jon T. Panzer	Chief Human Resource Officer
Senior Vice President-Technology
Gary W. Grosz	and Strategic Planning
Vice President and Treasurer
Clark J. Ponthier
Senior Vice President-Supply Chain
And Continuous Improvement

*Committee appointments effective March 18, 2020.

**Senior management are elected officers of both Union Pacific Corporation and Union Pacific Railroad Company, except Messrs. Lischer, Ponthier and Rocker are elected officers for Union Pacific Railroad Company.

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

Operations – UPRR is a Class I railroad operating in the U.S. We have 32,340 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern U.S. gateways and providing several corridors to key Mexican gateways. We serve the Western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our freight traffic consists of bulk, manifest, and premium business. Bulk traffic primarily consists of coal, grain, soda

2019 Freight Revenue

Premium
31%
Agricultural
Products
22%
Energy
18%
Industrial
29%

ash, ethanol, and rock shipped in unit trains – trains transporting a single commodity from one origin to one destination. Manifest traffic includes individual carload or less than train-load business involving commodities such as lumber, steel, paper, food and chemicals. The transportation of finished vehicles, auto parts, intermodal containers and truck trailers are included as part of our premium business. In 2019, we generated freight revenues totaling $20.2 billion from the following four commodity groups:

Agricultural Products – Transportation of grains, commodities produced from these grains, fertilizer, and food and beverage products generated 22% of the Railroad’s 2019 freight revenue. We access most major grain markets, linking the Midwest and Western U.S. producing areas to export terminals in the Pacific Northwest and Gulf Coast ports, as well as Mexico. We also serve significant domestic markets, including grain processors, animal feeders and ethanol producers in the Midwest and West. Fertilizer movements originate in the Gulf Coast region, Midwest, western U.S. and Canada (through interline access) for delivery to major agricultural users in those areas, as well as abroad.

Energy – The Company’s Energy shipments are grouped into the following three categories: (i) coal, (ii) sand and (iii) petroleum, liquid petroleum gases (LPG) and renewables. In 2019, this group generated 18% of our freight revenue. The Railroad’s network supports the transportation of coal shipments to independent and regulated power companies and industrial facilities throughout the U.S. Through interchange gateways and ports, UPRR’s reach extends to eastern U.S. utilities, as well as to Mexico and other international destinations. Coal traffic originating in the Powder River Basin (PRB) area of Wyoming is the largest segment of the Railroad’s coal business. Demand for hydraulic fracturing sand, or frac-sand, is generated by oil and gas drilling, whereas, the Company’s petroleum and LPG shipments are primarily impacted by refinery utilization rates, regional crude pricing differentials, pipeline capacity, and the use of asphalt for road programs. Renewable shipments consist primarily of biomass exports and wind turbine components.

Industrial – Our extensive network facilitates the movement of numerous commodities between thousands of origin and destination points throughout North America. The Industrial group consists of several categories, including construction, industrial chemicals, plastics, forest products, specialized products (primarily waste, lime, salt and government), metals and ores, and soda ash. Transportation of these products accounted for 29% of our freight revenue in 2019. Commercial, residential and governmental infrastructure investments drive shipments of steel, aggregates, cement and wood products. Industrial and light manufacturing plants receive steel, nonferrous materials, minerals and other raw materials.

The industrial chemicals market consists of a vast number of chemical compounds that support the manufacturing of more complex chemicals. Plastics shipments support automotive, housing, and the durable and disposable consumer goods markets. Forest product shipments include lumber and paper commodities. Lumber shipments originate primarily in the Pacific Northwest or western Canada and move throughout the U.S. for use in new home construction and repairs and remodeling. Paper shipments primarily support packaging needs. Oil and gas drilling generates demand for raw steel, finished pipe, stone and drilling fluid commodities. Soda ash originates in southwestern Wyoming and California, destined for chemical and glass producing markets in North America and abroad.

Premium – In 2019, the Premium franchise generated 31% of Union Pacific’s total freight revenue. Our Premium franchise includes three segments: international intermodal, domestic intermodal, and finished vehicles. International business consists of import and export traffic moving in 20 or 40-foot shipping containers, that mainly passes through West Coast ports served by UP’s extensive terminal network. Domestic business includes container and trailer traffic picked up and delivered within North America for intermodal marketing companies (primarily shipper agents and logistics companies), as well as truckload carriers.

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

Working Capital – At both December 31, 2019 and December 31, 2018, we had a working capital deficit. The deficits are primarily due to upcoming debt maturities. As past years indicate, it is not unusual for us to have a working capital deficit; however, we believe it is not an indication of a lack of liquidity. We also maintain adequate resources, including our credit facility, and when necessary, access to capital markets to meet any foreseeable cash requirements.

Competition – We are subject to competition from other railroads, motor carriers, ship and barge operators, and pipelines. Our main railroad competitor is Burlington Northern Santa Fe LLC. Its primary subsidiary, BNSF Railway Company (BNSF), operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other railroads and motor carriers. Motor carrier competition exists for all four of our commodity groups (excluding most coal shipments). Because of the proximity of our routes to major inland and Gulf Coast waterways, barges can be particularly competitive, especially for grain and bulk commodities in certain areas where we operate. In addition to price competition, we also face competition with respect to transit times, quality and reliability of service from motor carriers and other railroads. Motor carriers in particular can have an advantage over railroads with respect to transit times and timeliness of service. However, railroads are much more fuel-efficient than trucks, which reduces the impact of transporting goods on the environment and public infrastructure, and we have been making efforts to convert certain truck traffic to rail. Additionally, we must build or acquire and maintain our rail system; trucks and barges are able to use public rights-of-way maintained by public entities. Any of the following could also affect the competitiveness of our transportation services for some or all of our commodities: (i) improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, (ii) legislation that eliminates or significantly increases the size or weight limitations applied to motor carriers, or (iii) legislation or regulatory changes that impose operating restrictions on railroads or that adversely affect the profitability of some or all railroad traffic. Finally, many movements face product or geographic competition where our customers can use different products (e.g. natural gas instead of coal, sorghum instead of corn) or commodities from different locations (e.g. grain from states or countries that we do not serve, crude oil from different regions). Sourcing different commodities or different locations allows shippers to substitute different carriers and such competition may reduce our volume or constrain prices. For more information regarding risks we face from competition, see the Risk Factors in Item 1A of this report.

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

Employees – Approximately 85% of our full-time employees are represented by 14 major rail unions. Pursuant to the Railway Labor Act (RLA), our collective bargaining agreements are subject to modification every five years. The RLA procedures include mediation, potential arbitration, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention. The current round of negotiations began on January 1, 2020 related to years 2020-2024. Contract negotiations historically continue for an extended period of time, and work stoppages during negotiations are rare.

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

The operations of the Railroad also are subject to the regulations of the FRA and other federal and state agencies. In 2010, the FRA issued initial rules governing installation of Positive Train Control (PTC). PTC is a collision avoidance technology intended to override engineer controlled locomotives and stop train-to-train and overspeed accidents, misaligned switch derailments, and unauthorized entry to work zones. The Surface Transportation Extension Act of 2015 amended the Rail Safety Improvement Act to require implementation of PTC by the end of 2018, which deadline may be extended to December 31, 2020, provided certain other criteria are satisfied. On December 10, 2018, we received FRA approval for an alternative schedule to implement, test and refine our PTC during 2019-2020. As of December 31, 2019, PTC has been implemented and installed on 100 percent of our required rail lines, including required passenger train routes and interoperability efforts with other railroads will continue through 2020. Through 2019, we have invested approximately $2.9 billion in the ongoing development of PTC. Final implementation of PTC will require us to adapt and integrate our system with other railroads whose implementation plan may be different than ours.

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

Item 1A. Risk Factors

The following discussion addresses significant factors, events and uncertainties that make an investment in our securities risky and provides important information for the understanding of our “forward-looking statements,” which are discussed immediately preceding Item 7A of this Form 10-K and elsewhere. The risk factors set forth in this Item 1A should be read in conjunction with the rest of the information included in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and Financial Statements and Supplementary Data, Item 8.

We urge you to consider carefully the factors described below and the risks that they present for our operations, as well as the risks addressed in other reports and materials that we file with the SEC and the other information included or incorporated by reference in this Form 10-K. When the factors, events and contingencies described below or elsewhere in this Form 10-K materialize, our business, reputation, financial condition, results of operations, cash flows or prospects can be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose part or all of you investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, reputation, financial condition, results of operations, cash flows and prospects.

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

We Are Subject to Significant Governmental Regulation – We are subject to governmental regulation by a significant number of federal, state, and local authorities covering a variety of health, safety, labor, environmental, economic (as discussed below), and other matters. Many laws and regulations require us to obtain and maintain various licenses, permits, and other authorizations, and we cannot guarantee that we will continue to be able to do so. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments or regulators may change the legislative or regulatory frameworks within which we operate without providing us any recourse to address any adverse effects on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution, increasing the amount of our traffic subject to common carrier regulation, business relationships with other railroads, calculation of our cost of capital or other inputs relevant to computing our revenue adequacy, the prices we charge, and costs and expenses. Significant legislative activity in Congress or regulatory activity by the STB could expand regulation of railroad operations and prices for rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition, and liquidity. For example, enacted federal legislation mandated the implementation of PTC by December 31, 2020. Although we have completed implementation on all required rail lines, final implementation of PTC will require us to adapt and integrate our system with other railroads whose implementation plan may be different than ours. This implementation could have a material adverse effect on our results of operations and financial condition. Additionally, one or more consolidations of Class I railroads could also lead to increased regulation of the rail industry.

We Are Affected by General Economic Conditions – Prolonged severe adverse domestic and global economic conditions or disruptions of financial and credit markets may affect the producers and consumers of the commodities we carry and may have a material adverse effect on our access to liquidity and our results of operations and financial condition.

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

We Rely on Technology and Technology Improvements in Our Business Operations – We rely on information technology in all aspects of our business, including technology systems operated by us or under control of third parties. If we do not have sufficient capital to acquire new technology or if we are unable to develop or implement new technology such as PTC or the latest version of our transportation control systems, we may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation service, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Are Subject to Cybersecurity Risks – We rely on information technology in all aspects of our business, including technology systems operated by us or under control of third parties. Although we devote significant resources to protect our technology systems and proprietary data, we have experienced and will continue to experience varying degrees of cyber incidents in the normal course of business. While there can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur, we are continually evaluating attackers’ techniques and tactics and we are diligent in our monitoring, training, planning and prevention. However, breach or circumvention of our systems or the systems of third parties, including by ransomware, other cyber attacks, or human error may result in significant service interruption, safety failure, other operational difficulties, unauthorized access to (or the loss of access to) competitively sensitive, confidential or other critical data or systems; loss of customers; financial losses; regulatory fines; and misuse or corruption of critical data and proprietary information, any of which could have a material adverse impact on our results of operations, financial condition, and liquidity.

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

Severe Weather Could Result in Significant Business Interruptions and Expenditures – As a railroad with a vast network, we are exposed to severe weather conditions and other natural phenomena, including earthquakes, hurricanes, fires, floods, mudslides or landslides, extreme temperatures, and significant precipitation. Line outages and other interruptions caused by these conditions can adversely affect our entire rail network and can adversely affect revenue, costs, and liabilities, which could have a material adverse effect on our results of operations, financial condition, and liquidity despite efforts we undertake to plan for these events.

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

We Are Affected By Fluctuating Fuel Prices – Fuel costs constitute a significant portion of our transportation expenses. Diesel fuel prices can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on our operating results. Although we currently are able to recover a significant amount of our fuel expenses from our customers through revenue from fuel surcharges, we cannot be certain that we will always be able to mitigate rising or elevated fuel costs through our fuel surcharges. Additionally, future market conditions or legislative or regulatory activities could adversely affect our ability to apply fuel surcharges or adequately recover increased fuel costs through fuel surcharges. As fuel prices fluctuate, our fuel surcharge programs trail such fluctuations in fuel price by approximately two months, and may be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing prices. International, political, and economic factors, events and conditions affect the volatility of fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity. Alternatively, lower fuel prices could have a positive impact on the economy by increasing consumer discretionary spending that potentially could increase demand for various consumer products we transport. However, lower fuel prices could have a negative impact on other commodities we transport, such as coal and domestic drilling-related shipments, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Rely on Capital Markets – Due to the significant capital expenditures required to operate and maintain a safe and efficient railroad, we rely on the capital markets to provide some of our capital requirements. We utilize long-term debt instruments, bank financing and commercial paper from time-to-time, and we pledge certain of our receivables. Significant instability or disruptions of the capital markets, including the credit markets, or deterioration of our financial condition due to internal or external factors could restrict or prohibit our access to, and significantly increase the cost of, commercial paper and other financing sources, including bank credit facilities and the issuance of long-term debt, including corporate bonds. A significant deterioration of our financial condition could result in a reduction of our credit rating to below investment grade, which could restrict, or at certain credit levels below investment grade may prohibit us, from utilizing our current receivables securitization facility. This may also limit our access to external sources of capital and significantly increase the costs of short and long-term debt financing.

A Significant Portion of Our Revenue Involves Transportation of Commodities to and from International Markets – Although revenues from our operations are attributable to transportation services provided in the U.S., a significant portion of our revenues involves the transportation of commodities to and from international markets, including Mexico and Southeast Asia, by various carriers and, at times, various modes of transportation. Significant and sustained interruptions of trade with Mexico or countries in Southeast Asia, including China, could adversely affect customers and other entities that, directly or indirectly, purchase or rely on rail transportation services in the U.S. as part of their operations, and any such interruptions could have a material adverse effect on our results of operations, financial condition and liquidity. Any one or more of the following could cause a significant and sustained interruption of trade with Mexico or countries in Southeast Asia: (a) a deterioration of security for international trade and businesses; (b) the adverse impact of new laws, rules and regulations or the interpretation of laws, rules and regulations by government entities, courts or regulatory bodies, including replacing the North American Free Trade Agreement (NAFTA) with the ratification of the United States-Mexico-Canada Agreement (USMCA) and a “Phase One” trade agreement with China; (c) actions of taxing authorities that affect our customers doing business in foreign countries; (d) any significant adverse economic developments, such as extended periods of high inflation, material disruptions in the banking sector or in the capital markets of these foreign countries, and significant changes in the valuation of the currencies of these foreign countries that could materially affect the cost or value of imports or exports; (e) shifts in patterns of international trade that adversely affect import and export markets; (f) a material reduction in foreign direct investment in these countries; and (g) public health crises, including the outbreak of pandemic or contagious disease, such as the novel coronavirus.

We Are Subject to Legislative, Regulatory, and Legal Developments Involving Taxes – Taxes are a significant part of our expenses. We are subject to U.S. federal, state, and foreign income, payroll, property, sales and use, fuel, and other types of taxes. Changes in tax rates, such as those included in the Tax Cuts and Jobs Act, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in a material effect to our results of operations, financial condition, and liquidity. Higher tax rates could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Are Dependent on Certain Key Suppliers of Locomotives and Rail – Due to the capital intensive nature and sophistication of locomotive equipment, parts and maintenance, potential new suppliers face high barriers to entry. Therefore, if one of the domestic suppliers of high horsepower locomotives discontinues manufacturing locomotives, supplying parts or providing maintenance for any reason, including bankruptcy or insolvency, we could experience significant cost increases and reduced availability of the locomotives that are necessary for our operations. Additionally, for a high percentage of our rail purchases, we utilize two steel producers (one domestic and one international) that meet our specifications. Rail is critical to our operations for rail replacement programs, maintenance, and for adding additional network capacity, new rail and storage yards, and expansions of existing facilities. This industry similarly has high barriers to entry, and if one of these suppliers discontinues operations for any reason, including bankruptcy or insolvency, we could experience both significant cost increases for rail purchases and difficulty obtaining sufficient rail for maintenance and other projects. Changes to trade agreements or policies that result in increased tariffs on goods imported into the United States could also result in significant cost increases for rail purchases and difficulty obtaining sufficient rail.

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

TRACK

Our rail network includes 32,340 route miles. We own 26,094 miles and operate on the remainder pursuant to trackage rights or leases. The following table describes track miles at December 31, 2019, and 2018:

	2019	2018
Route	32,340	32,236
Other main line	7,095	7,074
Passing lines and turnouts	3,301	3,274
Switching and classification yard lines	9,007	8,970
Total miles	51,743	51,554

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

RAIL FACILITIES

In addition to our track structure, we operate numerous facilities, including terminals for intermodal and other freight; rail yards for building trains (classification yards), switching, storage-in-transit (the temporary storage of customer goods in rail cars prior to shipment) and other activities; offices to administer and manage our operations; dispatching centers to direct traffic on our rail network; crew on duty locations for train crews along our network; and shops and other facilities for fueling, maintenance, and repair of locomotives and repair and maintenance of rail cars and other equipment. The following table includes the major yards and terminals on our system:

Major Classification Yards	Major Intermodal Terminals
North Platte, Nebraska	Joliet (Global 4), Illinois
North Little Rock, Arkansas	ICTF (Los Angeles), California
Englewood (Houston), Texas	East Los Angeles, California
Fort Worth, Texas	DIT (Dallas), Texas
Livonia, Louisiana	Marion (Memphis), Tennessee
West Colton, California	Global II (Chicago), Illinois
Proviso (Chicago), Illinois	City of Industry, California
Roseville, California	Global I (Chicago), Illinois

RAIL EQUIPMENT

Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for maintenance, transportation of crews, and other activities. As of December 31, 2019, we owned or leased the following units of equipment:

				Average
Locomotives	Owned	Leased	Total	Age (yrs.)
Multiple purpose	6,206	1,214	7,420	21.2
Switching	182	-	182	39.1
Other	28	61	89	40.2
Total locomotives	6,416	1,275	7,691	N/A

				Average
Freight cars	Owned	Leased	Total	Age (yrs.)
Covered hoppers	13,357	9,727	23,084	20.1
Open hoppers	5,781	2,330	8,111	31.4
Gondolas	5,662	2,152	7,814	28.2
Boxcars	2,430	6,639	9,069	38.1
Refrigerated cars	2,625	2,546	5,171	25.4
Flat cars	2,186	1,093	3,279	34.0
Other	3	345	348	31.4
Total freight cars	32,044	24,832	56,876	N/A

				Average
Highway revenue equipment	Owned	Leased	Total	Age (yrs.)
Containers	47,270	6,602	53,872	8.9
Chassis	30,446	17,408	47,854	11.2
Total highway revenue equipment	77,716	24,010	101,726	N/A

We continuously assess our need for equipment to run an efficient and reliable network. Many factors cause us to adjust the size of our active fleets, including changes in carload volume, weather events, seasonality, customer preferences and productivity initiatives. As some of these factors are difficult to assess or can change rapidly, we maintain a surge fleet to remain agile. Without the surge fleet, our ability to react quickly is hindered as equipment suppliers are limited and lead times to acquire equipment are long and may be in excess of a year. We believe that we have sufficient capacity to adapt to changes in freight volumes and adjust the utilization of our assets accordingly. Moreover, we believe our locomotive and freight car fleets are appropriately sized and suitable to meet our current and future business requirements. Locomotive and freight car in service utilization percentages for the year ended December 31, 2019 were 71% and 72%, respectively.

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

2019 Capital Program – During 2019, our capital program totaled approximately $3.2 billion. (See the cash capital investments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7.)

2020 Capital Plan – In 2020, we expect our capital plan to be approximately $3.1 billion, down slightly compared to 2019. The plan includes expenditures for capacity and facility investments intended to improve productivity and operational efficiency. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See further discussion of our 2020 capital plan in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7.)

OTHER

Equipment Encumbrances – Equipment with a carrying value of approximately $1.6 billion and $1.8 billion at December 31, 2019, and 2018, respectively served as collateral for finance leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire or refinance such railroad equipment.

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

ENVIRONMENTAL MATTERS

In October 2016, the Colorado Department of Public Health & Environment (the agency) expressed concerns over construction activities performed by UPRR inside the Moffat Tunnel. Those activities, which were deemed safety critical, had caused contaminants from inside the tunnel to be discharged into the adjacent Frasier River in violation of the tunnel's National Pollutant Discharge Elimination System (NPDES) permit. Following extensive discussions with the agency, and UPRR's commitment to install and operate best management practices (BMPs), the agency agreed to allow UPRR to resume safety-related construction activities. In February 2018, the agency issued a notice of violation (NOV) which alleged violations of State water laws and the NPDES permit. The NOV mandated a number of corrective actions to be implemented immediately and reserved for a later date the issue of penalties. In June 2019, the agency contacted UPRR to engage in discussions regarding an appropriate monetary penalty. In September 2019, the parties reached a preliminary agreement on the amount of the penalty of $140,000. The agreement was finalized and the penalty payment was made on January 21, 2020 in the amount of $140,000.

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

OTHER MATTERS

Antitrust Litigation – As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. Currently, UPRR and three other Class I railroads are the named defendants in the lawsuit. The original plaintiff filed the first of these claims in the U.S. District Court in New Jersey on May 14, 2007. These suits alleged that the named railroads engaged in price-fixing by establishing common fuel surcharges for certain rail traffic.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, an appellate hearing related to the U.S. District Court for the District of Columbia’s denial of class certification for the rail shippers was held on September 28, 2018. On August 16, 2019, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the decision of U.S. District Court denying class certification (the Certification Denial). Since the Certification Denial, approximately 50 lawsuits have been filed in federal court based on claims identical to those alleged in the class certification case. The Judicial Panel on Multidistrict Litigation is currently evaluating the appropriate forum and process for the administration of these cases. Union Pacific believes these claims are without merit.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). The fuel surcharge antitrust claim remains and was stayed pending the decision on class certification discussed above. As a result of the Certification Denial, and the individual cases, a status conference with the Court is expected to determine how the case will proceed.

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

On August 8, 2016, the U.S. District Court for the Western District of Washington granted plaintiffs' motion to transfer their claim to the U.S. District Court of Nebraska. On February 5, 2019, the U.S. District Court of Nebraska granted plaintiffs’ motion to certify the ADA allegations as a class action. We were granted the right to appeal this class certification to the U.S. Court of Appeals for the Eighth Circuit on March 13, 2019. The matter was argued before the U.S. Court of Appeals for the Eighth Circuit in November 2019. The District Court proceedings have been stayed pending the decision by the Eighth Circuit. We continue to deny these allegations, believe this lawsuit is without merit and will defend our actions. We believe this lawsuit will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers and Principal Executive Officers of Our Subsidiaries

The Board of Directors typically elects and designates our executive officers on an annual basis at the board meeting held in conjunction with the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information current as of February 7, 2020, relating to the executive officers.

			Business
			Experience During
Name	Position	Age	Past Five Years

Lance M. Fritz	Chairman, President and Chief Executive Officer of UPC and the Railroad	57	[1]
Jennifer L. Hamann	Executive Vice President and Chief Financial Officer of UPC and the Railroad	52	[2]
Rhonda S. Ferguson	Executive Vice President and Chief Legal Officer and Corporate Secretary of UPC and the Railroad	50	[3]
Thomas A. Lischer	Executive Vice President - Operations of the Railroad	47	[4]
Kenny G. Rocker	Executive Vice President - Marketing and Sales of the Railroad	48	[5]
Todd M. Rynaski	Vice President and Controller of UPC and the Railroad	49	[6]
V. James Vena	Chief Operating Officer of UPC and the Railroad	61	[7]
Elizabeth F. Whited	Executive Vice President and Chief Human Resources Officer of UPC and the Railroad	54	[8]

[1]On July 30, 2015, Mr. Fritz was named Chairman of the Board of UPC and the Railroad effective October 1, 2015. Mr. Fritz was elected President and Chief Executive Officer of UPC and the Railroad effective February 5, 2015. Previously, Mr. Fritz was President and Chief Operating Officer of the Railroad effective February 6, 2014.

[2]Ms. Hamann was elected Executive Vice President and Chief Financial Officer of UPC and the Railroad effective January 1, 2020. She previously served as Senior Vice President-Finance (April 2019 – December 2019), Vice President-Planning & Analysis (October 2017 – March 2019), Vice President & General Manager-Autos (February 2016 – September 2017), and General Auditor (April 2011 – January 2016).

[3]Ms. Ferguson was elected Corporate Secretary of UPC and the Railroad effective December 1, 2017, and Executive Vice President and Chief Legal Officer of UPC and the Railroad effective July 11, 2016. She previously was Vice President, Corporate Secretary and Chief Ethics Officer of FirstEnergy Corp. since 2007.

[4]Mr. Lischer was elected Executive Vice President – Operations of the Railroad effective August 15, 2018. Previously, Mr. Lischer served as Vice President of the Harriman Dispatching Center and Network Operations for the Railroad. Prior to this election, Mr. Lischer served as Assistant Vice President of Operations for the North Region (September 2016 – April 2017) and Assistant Vice President of Locomotive Distribution and Network Operations (April 2014 – September 2016).

[5]Mr. Rocker was elected Executive Vice President – Marketing and Sales of the Railroad effective August 15, 2018. Mr. Rocker previously served at the Railroad as Vice President – Marketing and Sales – Industrial team. Prior to this election, Mr. Rocker served as Assistant Vice President – Chemicals (April 2014 – September 2016).

[6]Mr. Rynaski was elected Vice President and Controller of UPC and the Railroad effective September 1, 2015. He previously was Assistant Vice President – Accounting of the Railroad effective January 1, 2014.

[7]Mr. Vena was elected Chief Operating Officer of UPC and the Railroad effective January 14, 2019. Mr. Vena previously served as Executive Vice President and Chief Operating Officer of Canadian National Railway Company (CN) from February 2013 until his retirement in June 2016.

[8]Ms. Whited was elected Executive Vice President and Chief Human Resources Officer of UPC and the Railroad effective August 15, 2018. She previously served as Executive Vice President and Chief Marketing Officer (December 2016 – August 2018) and Vice President and General Manager – Chemicals (October 2012 – December 2016).

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “UNP”.

At January 31, 2020, there were 690,261,490 shares of common stock outstanding and 30,183 common shareholders of record. On that date, the closing price of the common stock on the NYSE was $179.42. We paid dividends to our common shareholders during each of the past 120 years.

Comparison Over One- and Three-Year Periods – The following table presents the cumulative total shareholder returns, assuming reinvestment of dividends, over one- and three-year periods for the Corporation (UNP), a peer group index (comprised of CSX Corporation and Norfolk Southern Corporation), the Dow Jones Transportation Index (DJ Trans), and the Standard & Poor’s 500 Stock Index (S&P 500).

Period	UNP	Peer Group	DJ Trans	S&P 500
1 Year (2019)	33.7%	24.8%	20.8%	31.5%
3 Year (2017 - 2019)	86.1	101.2	26.1	53.1

Five-Year Performance Comparison – The following graph provides an indicator of cumulative total shareholder returns for the Corporation as compared to the peer group index (described above), the DJ Trans, and the S&P 500. The graph assumes that $100 was invested in the common stock of Union Pacific Corporation and each index on December 31, 2014 and that all dividends were reinvested. The information below is historical in nature and is not necessarily indicative of future performance.

Purchases of Equity Securities – During 2019, we repurchased 35,638,112 shares of our common stock at an average price of $165.77. The following table presents common stock repurchases during each month for the fourth quarter of 2019:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares Remaining Under the Plan or Program [b]
Oct. 1 through Oct. 31	1,896,014	$159.31	1,888,893	134,848,400
Nov. 1 through Nov. 30	746,296	176.00	732,094	134,116,306
Dec. 1 through Dec. 31	965,841	176.47	961,225	133,155,081
Total	3,608,151	$167.36	3,582,212	N/A

[a]Total number of shares purchased during the quarter includes approximately 25,939 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

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

Millions, Except per Share Amounts,
Carloads, Employee Statistics, and Ratios	2019	2018	2017[a]	2016	2015
For the Year Ended December 31
Operating revenues [b]	$21,708	$22,832	$21,240	$19,941	$21,813
Operating income	8,554	8,517	8,106	7,243	8,082
Net income	5,919	5,966	10,712	4,233	4,772
Earnings per share - basic	8.41	7.95	13.42	5.09	5.51
Earnings per share - diluted	8.38	7.91	13.36	5.07	5.49
Dividends declared per share	3.70	3.06	2.48	2.255	2.20
Cash provided by operating activities	8,609	8,686	7,230	7,525	7,344
Cash used in investing activities	(3,435)	(3,411)	(3,086)	(3,393)	(4,476)
Cash used in financing activities	(5,646)	(5,222)	(4,146)	(4,246)	(3,063)
Cash used for share repurchase programs	(5,804)	(8,225)	(4,013)	(3,105)	(3,465)
At December 31
Total assets	$61,673	$59,147	$57,806	$55,718	$54,600
Long-term obligations [c]	39,194	34,098	29,011	32,146	30,692
Debt due after one year	23,943	20,925	16,144	14,249	13,607
Common shareholders' equity	18,128	20,423	24,856	19,932	20,702
Additional Data
Freight revenues [b]	$20,243	$21,384	$19,837	$18,601	$20,397
Revenue carloads (units) (000)	8,346	8,908	8,588	8,442	9,062
Operating ratio (%) [d]	60.6	62.7	61.8	63.7	62.9
Average employees (000)	37.5	42.0	42.0	42.9	47.5
Financial Ratios (%)
Return on average common shareholders' equity [e]	30.7	26.4	47.8	20.8	22.8

[a]2017 includes a $5.9 billion non-cash reduction to income tax expense and $212 million non-cash reduction to operating expenses related to the Tax Cuts and Jobs Act enacted on December 22, 2017.

[b]Includes fuel surcharge revenue of $1.6 billion, $1.7 billion, $966 million, $560 million, and $1.3 billion for 2019, 2018, 2017, 2016, and 2015, respectively, which partially offsets increased operating expenses for fuel. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Item 7.)

[c]Long-term obligations is determined as follows: total liabilities less current liabilities.

[d]Operating ratio is defined as operating expenses divided by operating revenues.

[e]Return on average common shareholders' equity is determined as follows: Net income divided by average common shareholders' equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and applicable notes to the Financial Statements and Supplementary Data, Item 8, and other information in this report, including Risk Factors set forth in Item 1A and Critical Accounting Policies and Cautionary Information at the end of this Item 7. The following section generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable business segment. Although revenue is analyzed by commodity, we analyze the net financial results of the Railroad as one segment due to the integrated nature of the rail network.

EXECUTIVE SUMMARY

2019 Results

•Safety – While 2019 was a year of significant operational change at the Company, we remained committed to the safety of our employees, our customers and the public. As we implemented Unified Plan 2020, we remained focused on identifying and managing risk and training our employees as their work environment changed. Despite these efforts, our safety results were not good enough. Our personal injury incidents per 200,000 employee-hours increased 11% from 2018 and our reportable derailment incident rate per million train miles increased 30%. Although there was a significant increase in reportable derailments for the year, we did see sequential improvement in the fourth quarter. We want every employee to return home safely every day and to eliminate all derailments, so we must do better in 2020 by identifying and implementing best practices in this ever changing environment.

•Network Operations: Unified Plan 2020 – The year began with a series of significant weather events. Heavy snowfall and harsh winter conditions in the Midwest and Pacific Northwest were followed by widespread flooding across the central and southern portions of our network. Despite the disruptions, we remained focused on the implementation of Unified Plan 2020, the Company’s plan for operating a safe, reliable and efficient railroad by increasing reliability of our service product, reducing variability in network operations, and improving resource utilization costs.

Although our operational changes were impacted by weather in the early part of 2019, our key performance indicators have improved substantially year-over-year. Improvement in asset utilization and fewer car classifications led to 17% improvement in freight car terminal dwell and 6% improvement in freight car velocity. We also saw 13% improvement in locomotive productivity and 2% improvement in work force productivity. Additional detail on these metrics are discussed in Other Operating / Performance and Financial Statistics of Item 7.

A component of Unified Plan 2020 is to look for ways to reduce “car touches” on our network, which ultimately results in opportunities to reduce the number of terminals where we perform switching activities. Our terminal rationalization efforts in 2019 include no longer humping cars at our yards in Pine Bluff, AR, Proviso (Chicago), IL, Hinkle, OR and Neff yard in Kansas City, MO. In addition, we have curtailed switching and equipment maintenance operations at various locations throughout the network.

•Freight Revenues – Our freight revenues decreased 5% year-over-year to $20.2 billion driven by a volume decline of 6% and negative mix of traffic, partially offset by core pricing gains. We saw weak demand in several markets, particularly intermodal, coal, frac sand, grain, finished vehicles and lumber. These declines were partially offset by growth in petroleum products, construction materials, plastics, wheat and hazardous waste markets.

•Financial Results – In 2019, we generated operating income of $8.6 billion, flat with 2018 despite the 6% carload decline. Lower volumes, productivity initiatives and lower fuel prices drove operating expenses down 8% from 2018. These factors coupled with improved pricing offset the impact of the revenue decline and drove an all-time record 60.6% operating ratio, improving 2.1 points from 2018.

Net income of nearly $6.0 billion translated into earnings of $8.38 per diluted share, up 6% from last year.

•Fuel Prices – Our average price of diesel fuel in 2019 was $2.13 per gallon, a decrease of 7% from 2018. The lower price resulted in lower operating expenses of $144 million (excluding any impact from year-over-year volume declines). Gross-ton miles decreased 9% and our fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles, improved 2%, both of which drove lower fuel expense.

•Cash Provided by Operating Activities and Free Cash Flow – Cash generated by operating activities totaled nearly $8.6 billion, yielding free cash flow of $2.6 billion after reductions of $3.4 billion for cash used in investing activities and $2.6 billion in dividends, which included two 10% increases in our quarterly dividend per share from $0.80 in the fourth quarter of 2018 to $0.88 in the first quarter of 2019 and $0.97 in the third quarter of 2019. Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid.

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

Millions	2019	2018	2017
Cash provided by operating activities	$8,609	$8,686	$7,230
Cash used in investing activities	(3,435)	(3,411)	(3,086)
Dividends paid	(2,598)	(2,299)	(1,982)
Free cash flow	$2,576	$2,976	$2,162

2020 Outlook

•Safety – Operating a safe railroad benefits all our constituents: our employees, customers, shareholders and the communities we serve. We will continue using a multi-faceted approach to safety, utilizing technology, risk assessment, training and employee engagement, quality control, and targeted capital investments. We will continue using and expanding the deployment of Total Safety Culture, Courage to Care and COMMIT (Coaching, Observing, Mentoring and Motivating with Integrity and Trust) throughout our operations, which allows us to identify and implement best practices for employee and operational safety. We have formed an Operating Practices Command Center to identify causes of mainline service interruptions and develop solutions. In addition, they assist employees with understanding policies, procedures and best practices for handling trains. We will continue our efforts to utilize data to identify and mitigate risk; detect rail defects; improve or close crossings; and educate the public and law enforcement agencies about crossing safety through a combination of our own programs (including risk assessment strategies), industry programs and local community activities across the network.

•Network Operations – In 2020, we will continue to implement Unified Plan 2020 and G55+0 initiatives to further increase reliability of our service product, reduce variability in network operations, and improve resource utilization. Continued implementation of these initiatives will include utilizing our existing network capacity, longer train length, and fewer car touches resulting in additional terminal consolidation opportunities, improved asset utilization, and fewer car classifications. These additional changes, combined with other G55+0 initiatives, are designed to better align our management structure and decision making processes to be more agile and responsive to our customers’ needs.

•Market Conditions – We expect uncertainties in various markets to continue in 2020. Similar to 2019, natural gas prices and weather conditions may impact demand for coal; crude oil price spreads may drive demand for petroleum products and drilling materials; available truck capacity could impact our intermodal business; and international trade agreements such as United States-Mexico-Canada Agreement and “Phase One” with China should promote trade.

•Fuel Prices – Projections for crude oil and natural gas continue to fluctuate in the current environment. We again could see volatile fuel prices during the year, as they are sensitive to global and U.S. domestic demand, refining capacity, geopolitical events, weather conditions and other factors. As prices fluctuate, there will be a timing impact on earnings, as our fuel surcharge programs trail increases or decreases in fuel price by approximately two months.

Significant changes in fuel prices could have an impact on the amount of consumer discretionary spending, impacting demand for various consumer products we transport. Alternatively, those changes could have an inverse impact on commodities such as coal and domestic drilling-related shipments.

•Capital Plan – In 2020, we expect our capital plan to be approximately $3.1 billion, down slightly compared to 2019. It is anticipated that capital spending in most asset categories will be flat or down compared to 2019 spending. In addition, this plan includes an increase in capacity and facility investments intended to improve productivity and operational efficiency. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See further discussion in this Item 7 under Liquidity and Capital Resources – Capital Plan).

•Financial Expectations – We expect volume to be slightly positive in 2020 compared to 2019. In the current environment, we expect continued margin improvement driven by pricing opportunities in excess of inflation, ongoing G55+0 productivity initiatives, including Unified Plan 2020, resulting in at least $500 million of productivity savings, while better leveraging our resources and strengthening our franchise.

RESULTS OF OPERATIONS

Operating Revenues

				% Change	% Change
Millions	2019	2018	2017	2019 v 2018	2018 v 2017
Freight revenues	$20,243	$21,384	$19,837	(5)%	8%
Other subsidiary revenues	880	881	885	-	-
Accessorial revenues	514	502	458	2	10
Other	71	65	60	9	8
Total	$21,708	$22,832	$21,240	(5)%	7%

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

Freight revenues decreased 5% year-over-year to $20.2 billion driven by a 6% volume decline and negative mix of traffic, partially offset by core pricing gains. We saw weak demand in several markets, particularly intermodal, coal, frac sand, grain, finished vehicles and lumber. These declines were partially offset by growth in petroleum products, construction materials, plastics, wheat and hazardous waste markets.

Our fuel surcharge programs generated freight revenues of $1.6 billion and $1.7 billion in 2019 and 2018, respectively. Fuel surcharge revenue in 2019 decreased $183 million as a result of a 6% decline in carloadings and a 7% decrease in fuel price.

In 2019, other revenues increased from 2018 driven by higher accessorial charges focused on incentivizing customers’ efficient use of Company assets partially offset by volume declines.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues				% Change	% Change
Millions	2019	2018	2017	2019 v 2018	2018 v 2017
Agricultural Products	$4,444	$4,469	$4,303	(1)%	4%
Energy	3,761	4,608	4,498	(18)	2
Industrial	5,796	5,679	5,204	2	9
Premium	6,242	6,628	5,832	(6)	14
Total	$20,243	$21,384	$19,837	(5)%	8%

Revenue Carloads				% Change	% Change
Thousands	2019	2018	2017	2019 v 2018	2018 v 2017
Agricultural Products	1,091	1,124	1,141	(3)%	(1)%
Energy	1,408	1,650	1,676	(15)	(2)
Industrial	1,787	1,752	1,655	2	6
Premium [a]	4,060	4,382	4,116	(7)	6
Total	8,346	8,908	8,588	(6)%	4%

				% Change	% Change
Average Revenue per Car	2019	2018	2017	2019 v 2018	2018 v 2017
Agricultural Products	$4,072	$3,973	$3,770	2%	5%
Energy	2,671	2,793	2,685	(4)	4
Industrial	3,244	3,241	3,145	-	3
Premium	1,538	1,513	1,417	2	7
Average	$2,425	$2,400	$2,310	1%	4%

[a]For intermodal shipments, each container or trailer equals one carload.

Agricultural Products – Freight revenue from agricultural products shipments decreased in 2019 compared to 2018 due to 3% volume decline partially offset by core pricing gains. Declines in export grain and grain products were partially offset by stronger wheat shipments compared to 2018. The volume declines were also impacted by weather-related challenges experienced in the first half of 2019.

2019 Agricultural Products Carloads

Energy – Freight revenue from energy shipments decreased in 2019 compared to 2018 due to a 15% decrease in volume and negative mix of traffic, partially offset by core pricing gains. Frac sand shipments declined 48% compared to last year as regional sand supplies displaced select shipments originating from the upper Midwest. Coal and coke shipments declined 16% primarily due to lower natural gas prices, decreased exports and losses of commercial contracts. In addition, weather related challenges experienced in the first half of 2019 also contributed to the volume declines. Growth in petroleum shipments (both crude and refined) due to strong drilling activity partially offset the sand and coal volume losses.

2019 Energy Carloads

2019 Industrial Carloads

Industrial – Freight revenue from industrial shipments increased in 2019 versus 2018 due to core pricing gains and volume growth partially offset by negative mix of traffic. Volume increased 2% compared to 2018 driven by strong demand in construction products and plastics, while forest products shipments decreased due to softness in the lumber and paper markets. Volume levels were also impacted by weather-related challenges experienced in the first half of 2019.

Premium – Freight revenue from premium shipments decreased in 2019 compared to 2018 due to volume declines, partially offset by core pricing gains. Volume decreased 7% compared to 2018 driven by lower domestic intermodal shipments, including containerized automotive parts, due to increased truck competition. Weak market conditions reflecting trade uncertainty and escalating tariffs contributed to the volume reductions as international shipments were 6% lower. Weakness in the second half of the year more than offset the strength in the first half of the year due to the tariff-related surge in January shipments and newly secured business. Volumes were also unfavorably impacted by weather-related challenges experienced in the first half of 2019.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business was $2.3 billion in 2019, down 6% compared to

2019 Premium Carloads

2018, driven by a 7% decline in volume partially offset by core pricing gains. The decrease in volume was driven by fewer shipments of automotive parts, grain, coal, intermodal and finished vehicles partially offset by growth in petroleum products, metallic minerals, beverages and industrial chemicals shipments.

Operating Expenses

				% Change	% Change
Millions	2019	2018	2017	2019 v 2018	2018 v 2017
Compensation and benefits	$4,533	$5,056	$4,939	(10)%	2%
Purchased services and materials	2,254	2,443	2,363	(8)	3
Depreciation	2,216	2,191	2,105	1	4
Fuel	2,107	2,531	1,891	(17)	34
Equipment and other rents	984	1,072	888	(8)	21
Other	1,060	1,022	948	4	8
Total	$13,154	$14,315	$13,134	(8)%	9%

Operating expenses decreased $1.2 billion in 2019 compared to 2018 driven by productivity improvements, cost savings from lower volume and lower fuel prices. Increased costs due to inflation, higher casualty costs and depreciation partially offset these decreases compared to 2018. In addition, expenses were impacted favorably due to the employment tax refund (Railroad Retirement Taxes paid on certain stock awards to its employees and certain bonus payments it made to labor agreement employees), and negatively due to the first half weather-related challenges (net of insurance recovery recognized in the fourth quarter).

2019 Operating Expenses

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. In 2019, expenses decreased 10% compared to 2018, due to volume-related costs, reduced workforce levels and the employment tax refund. Wage inflation, weather-related challenges and workforce reduction expenses partially offset the year-over-year improvement.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $2.13 per gallon (including taxes and transportation costs) in 2019, compared to $2.29 per gallon in 2018, decreased expenses $144 million. Gross-ton miles decreased 9% and our fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles, improved 2%, which both drove lower fuel expense.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 8% in 2019 compared to 2018 primarily due to volume-related costs for intermodal and transload services, lower locomotive expense due to a smaller active fleet, and lower costs for services purchased from outside contractors. Higher costs associated with derailments and weather-related challenges partially offset these reductions.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. A higher depreciable asset base increased depreciation expense in 2019 compared to 2018.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expenses. Equity income from certain equity method investments is also included. Equipment and other rents expense decreased 8% compared to 2018 largely driven by volume declines, improved freight car cycle times and lower locomotive, freight car and container lease expenses.

Other – Other expenses include state and local taxes, freight, equipment and property damage, utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt, and other general expenses. Other expenses increased 4% in 2019 compared to 2018 as a result of higher casualty costs and state and local taxes. Lower costs associated with employee travel and an insurance reimbursement for weather-related expenses incurred earlier in the year partially offset these increases.

Non-Operating Items

				% Change	% Change
Millions	2019	2018	2017	2019 v 2018	2018 v 2017
Other income	$243	$94	$245	F %	(62)%
Interest expense	(1,050)	(870)	(719)	21	21
Income tax benefit/(expense)	(1,828)	(1,775)	3,080	3	U

Other Income – Other income increased in 2019 compared to 2018 due to $85 million of expense associated with early-extinguishment of outstanding debentures and mortgage bonds in 2018, $31 million in interest income associated with the employment tax refund in 2019 and lower costs associated with our benefit plans.

Interest Expense – Interest expense increased in 2019 compared to 2018 due to an increased weighted-average debt level of $24.8 billion in 2019 from $20.1 billion in 2018 partially offset by the impact of a lower effective interest rate of 4.3% in 2019 compared to 4.4 % in 2018.

Income Taxes – Income tax expense increased 3% in 2019 compared to 2018. Our effective tax rate for 2019 increased 0.7 points to 23.6% compared to 22.9% in 2018. The increase was driven by higher state and foreign taxes as compared to the prior year.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the STB. We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Railroad performance measures are included in the table below:

				% Change		% Change
	2019	2018	2017	2019 v 2018		2018 v 2017
Gross ton-miles (GTMs) (billions)	846.6	928.6	898.7	(9)%		3%
Revenue ton-miles (billions)	423.4	474.0	466.7	(11)		2
Freight car velocity (daily miles per car) [a]	208	196	201	6		(2)
Average train speed (miles per hour) [a] [b]	25.1	26.1	27.2	(4)		(4)
Average terminal dwell time (hours) [a] [b]	24.8	29.8	30.5	(17)		(2)
Locomotive productivity (GTMs per horsepower day)	120	106	109	13		(3)
Workforce productivity (car miles per employee)	857	839	806	2		4
Employees (average)	37,483	41,967	41,992	(11)		-
Operating ratio	60.6	62.7	61.8	(2.1)	pts	0.9	pts

[a] Prior years have been recast to conform to the current year presentation which reflects minor refinements.

[b] As reported to the STB.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 9% and 11%, respectively in 2019 compared to 2018, driven by a 6% decline in carloadings. Changes in commodity mix drove the variance in year-over-year decreases between gross ton-miles, revenue ton-miles and carloads.

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Implementation of Unified Plan 2020 drove the 6% improvement from 2018. Average terminal dwell time in 2019 decreased 17% compared to 2018 largely due to improved terminal processes, transportation plan changes to eliminate switches, and a decrease in freight car inventory levels. Partially offsetting the improvements in terminal dwell, average train speed in 2019 declined 4% compared to 2018, largely due to an increase in work events and weather-related challenges in the first half of the year, however the overall movement of freight cars is faster.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower. Locomotive productivity increased 13% in 2019 compared to 2018 driven by a 20% reduction in our average active fleet size.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 2% as average daily car miles decreased 9% while employees decreased 11% compared to 2018. Lower carload volumes drove the decline in average daily car miles. The 11% decline in employee levels was driven by a 6% decline in carload volumes, initiatives to further right-size the workforce and a smaller capital workforce. At the end of 2019, approximately 5,000 employees across all crafts were either furloughed or in alternate work status.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio of 60.6% was an all-time record and improved 2.1 points compared to 2018 mainly driven by productivity initiatives, core pricing gains, and lower fuel prices, which were partially offset by inflation, increased casualty costs and other cost hurdles.

Return on Average Common Shareholders’ Equity

Millions, Except Percentages	2019	2018	2017
Net income	$5,919	$5,966	$10,712
Average equity	$19,276	$22,640	$22,394
Return on average common shareholders' equity	30.7%	26.4%	47.8%

Return on Invested Capital as Adjusted (ROIC)

Millions, Except Percentages	2019	2018	2017
Net income	$5,919	$5,966	$10,712
Interest expense	1,050	870	719
Interest on average operating lease liabilities	76	82	105
Taxes on interest	(266)	(218)	(309)
Net operating profit after taxes as adjusted	$6,779	$6,700	$11,227
Average equity	$19,276	$22,640	$22,394
Average debt	23,796	19,668	15,976
Average operating lease liabilities	2,052	2,206	2,288
Average invested capital as adjusted	$45,124	$44,514	$40,658
Return on Invested Capital as Adjusted	15.0%	15.1%	27.6%

ROIC is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K, and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the efficiency and effectiveness of our long-term capital investments. In addition, we currently use ROIC as a performance criteria in determining certain elements of equity compensation for our executives. ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is Return on Average Common Shareholders’ Equity. The tables above provide reconciliations from return on average common shareholders’ equity to ROIC. At both December 31, 2019 and December 31, 2018, the incremental borrowing rate on operating leases was 3.7%. At December 31, 2017 our operating leases were discounted using our effective interest rate on debt of 4.6%.

Net Return on Invested Capital as Adjusted (Net ROIC)

The table below reconciles ROIC as previously calculated to Net ROIC for items affecting comparability.

	2019	2018	2017
Return on invested capital as adjusted	15.0%	15.1%	27.6%
Factors Affecting Comparability:
Adjustments for Tax Cuts and Jobs Act [a]	N/A	N/A	(13.9)%
Net Return on Invested Capital as Adjusted	15.0%	15.1%	13.7%

[a]Adjustments remove the impact of $5.9 billion and $139 million from both 12/31/17 Net Income and 12/31/17 Shareholders’ Equity.

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

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Dec. 31,	Dec. 31,	Dec. 31,
	2019	2018	2017
Net income	$5,919	$5,966	$10,712
Add:
Income tax expense/(benefit)	1,828	1,775	(3,080)
Depreciation	2,216	2,191	2,105
Interest expense	1,050	870	719
EBITDA	$11,013	$10,802	$10,456
Adjustments:
Other income	(243)	(94)	(245)
Interest on operating lease liabilities	68	84	98
Adjusted EBITDA	$10,838	$10,792	$10,309
Debt	$25,200	$22,391	$16,944
Operating lease liabilities	1,833	2,271	2,140
Unfunded pension and OPEB,
net of taxes of $124, $135, and $238	400	456	396
Adjusted debt	$27,433	$25,118	$19,480
Adjusted debt / Adjusted EBITDA	2.5	2.3	1.9

Adjusted debt to Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to Adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income. The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA. At both December 31, 2019 and December 31, 2018, the incremental borrowing rate on operating leases was 3.7%. At December 31, 2017, operating leases were discounted using our effective interest rate on debt of 4.6%.

LIQUIDITY AND CAPITAL RESOURCES

At both December 31, 2019 and December 31, 2018, we had a working capital deficit. The deficits are primarily due to upcoming debt maturities. As past years indicate, it is not unusual for us to have a working capital deficit; however, we believe it is not an indication of a lack of liquidity. We also maintain adequate resources, including our credit facility, and when necessary, access to capital markets to meet any foreseeable cash requirements.

As of December 31, 2019, our principal sources of liquidity included cash, cash equivalents, our receivables securitization facility, and our revolving credit facility, as well as the availability of commercial paper and other sources of financing through the capital markets. We had $2.0 billion of committed credit available under our credit facility, with no borrowings outstanding as of December 31, 2019. We did not draw on our current facility or previous facility at any time during 2019. The value of the outstanding undivided interest held by investors under the $800 million capacity receivables securitization facility was $400 million as of December 31, 2019. Our access to this receivables securitization facility may be reduced or restricted if our bond ratings fall to certain levels below investment grade. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Access to commercial paper as well as other capital market financings is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to access capital markets as a source of liquidity. Access to liquidity through the capital markets is also dependent on our financial stability. We expect that we will continue to have access to liquidity through any or all of the following sources or activities: (i) increasing the size or utilization of our receivables securitization, (ii) issuing commercial paper, (iii) entering into bank loans, outside of our revolving credit facility, or (iv) issuing bonds or other debt securities to public or private investors based on our assessment of the current condition of the credit markets. The Company’s $2.0 billion revolving credit facility is intended to support the issuance of commercial paper by UPC and also serves as an additional source of liquidity to fund short term needs. The Company currently does not intend to make any borrowings under this facility.

Cash Flows
Millions	2019	2018	2017
Cash provided by operating activities	$8,609	$8,686	$7,230
Cash used in investing activities	(3,435)	(3,411)	(3,086)
Cash used in financing activities	(5,646)	(5,222)	(4,146)
Net change in cash, cash equivalents and restricted cash	$(472)	$53	$(2)

Operating Activities

Cash provided by operating activities decreased in 2019 compared to 2018 due primarily to lower net income.

Investing Activities

Cash used in investing activities in 2019 increased compared to 2018.

The following tables detail cash capital investments and track statistics for the years ended December 31, 2019, 2018, and 2017:

Millions	2019	2018	2017
Rail and other track material	$561	$608	$619
Ties	427	444	480
Ballast	271	216	231
Other [a]	694	576	503
Total road infrastructure replacements	1,953	1,844	1,833
Line expansion and other capacity projects	357	286	124
Commercial facilities	183	234	189
Total capacity and commercial facilities	540	520	313
Locomotives and freight cars [b]	610	716	607
Positive train control	95	158	336
Technology and other	255	199	149
Total cash capital investments	$3,453	$3,437	$3,238

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include early lease buyouts of $290 million in 2019, $290 million in 2018, and $173 million in 2017.

	2019	2018	2017
Track miles of rail replaced	534	700	731
Track miles of rail capacity expansion	55	39	11
New ties installed (thousands)	3,475	4,285	4,026
Miles of track surfaced	7,741	9,466	11,071

Capital Plan – In 2020, we expect our capital plan to be approximately $3.1 billion, which may be revised if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments. While asset replacements will fluctuate as part of our renewal strategy, we expect to use 75% to 80% of our capital investments to renew and improve existing capital assets. We will continue to balance investment in our network infrastructure and terminal capacity as appropriate, including new capacity investments designed to improve productivity and operational efficiency. Significant investments will be made for locomotive modernization and freight car replacements.

We expect to fund our 2020 cash capital plan by using some or all of the following: cash generated from operations, proceeds from the sale or lease of various operating and non-operating properties, proceeds from the issuance of long-term debt, and cash on hand. Our annual capital plan is a critical component of our long-term strategic plan. We expect our plan will enhance the long-term value of the Company for our shareholders by providing sufficient resources to (i) replace and improve our existing track infrastructure to provide safe and fluid operations, (ii) increase network efficiency and productivity by adding or improving facilities and track, and (iii) make investments that meet customer demand and take advantage of opportunities for long-term growth.

Financing Activities

Cash used in financing activities increased in 2019 compared to 2018 driven by higher dividend payments in 2019 of $2,598 million compared to $2,299 million in 2018, reflecting higher dividends per share. Decreases in net debt issued of $2,574 were mostly offset by a decrease in share repurchase programs of $2,421 million.

See Note 15 of the Consolidated Financial Statements for a description of all our outstanding financing arrangements and significant new borrowings.

Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022, replacing our previous repurchase program. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of December 31, 2019, we repurchased a total of $37.2 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under repurchase programs during 2018 and 2019:

	Number of Shares Purchased		Average Price Paid
	2019	2018	2019	2018
First quarter [a]	18,149,450	9,259,004	$165.79	$132.84
Second quarter [b]	3,732,974	33,229,992	171.24	142.74
Third quarter [c]	9,529,733	2,239,405	163.30	151.94
Fourth quarter [d]	3,582,212	12,490,632	167.32	153.04
Total	34,994,369	57,219,033	$165.85	$143.75
Remaining number of shares that may be repurchased under current authority			133,155,081

[a]Includes 11,795,930 shares repurchased in February 2019 under accelerated share repurchase programs.

[b]Includes 19,870,292 shares repurchased in June 2018 under accelerated share repurchase programs.

[c]Includes 3,172,900 shares repurchased in August 2019 under accelerated share repurchase programs.

[d]Includes 4,457,356 shares repurchased in October 2018 under accelerated share repurchase programs.

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

From January 1, 2020, through February 6, 2020, we repurchased 2.7 million shares at an aggregate cost of approximately $493 million.

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

The following tables identify material obligations and commitments as of December 31, 2019:

		Payments Due by December 31,
Contractual Obligations							After
Millions	Total	2020	2021	2022	2023	2024	2024	Other
Debt [a]	$43,867	$2,089	$2,059	$2,581	$2,146	$2,166	$32,826	$-
Operating leases [b]	2,117	366	293	258	217	208	775	-
Finance lease obligations [c]	707	143	147	130	88	75	124	-
Purchase obligations [d]	3,019	1,441	460	240	166	142	535	35
Other post retirement benefits [e]	418	49	48	44	44	39	194	-
Income tax contingencies [f]	64	1	-	-	-	-	-	63
Total contractual obligations	$50,192	$4,089	$3,007	$3,253	$2,661	$2,630	$34,454	$98

[a]Excludes finance lease obligations of $605 million, as well as unamortized discount and deferred issuance costs of ($1,194) million. Includes an interest component of $18,078 million.

[b]Includes leases for locomotives, freight cars, other equipment, and real estate.

[c]Represents total obligations, including interest component of $102 million.

[d]Purchase obligations include locomotive maintenance contracts; purchase commitments for fuel purchases, ties, ballast, and rail; and agreements to purchase other goods and services. For amounts where we cannot reasonably estimate the year of settlement, they are reflected in the Other column.

[e]Includes estimated other post retirement, medical, and life insurance payments, payments made under the unfunded pension plan for the next ten years.

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including interest and penalties, as of December 31, 2019. For amounts where the year of settlement is uncertain, they are reflected in the Other column.

		Amount of Commitment Expiration per Period
Other Commercial Commitments							After
Millions	Total	2020	2021	2022	2023	2024	2024
Credit facilities [a]	$2,000	$-	$-	$-	$2,000	$-	$-
Receivables securitization facility [b]	800	-	-	800	-	-	-
Guarantees [c]	15	5	5	5	-	-	-
Standby letters of credit [d]	18	9	9	-	-	-	-
Total commercial commitments	$2,833	$14	$14	$805	$2,000	$-	$-

[a]None of the credit facility was used as of December 31, 2019.

[b]$400 million of the receivables securitization facility was utilized as of December 31, 2019, which is accounted for as debt. The full program matures in July 2022.

[c]Includes guaranteed obligations related to our affiliated operations.

[d]None of the letters of credit were drawn upon as of December 31, 2019.

Off-Balance Sheet Arrangements

Guarantees – At December 31, 2019, and 2018, we were contingently liable for $15 million and $22 million in guarantees. The fair value of these obligations as of both December 31, 2019, and 2018, was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

OTHER MATTERS

Labor Agreements – Approximately 85% of our full-time employees are represented by 14 major rail unions. Pursuant to the Railway Labor Act (RLA), our collective bargaining agreements are subject to modification every five years. Existing agreements remain in effect until new agreements are ratified or until the RLA procedures are exhausted. The RLA procedures include mediation, potential arbitration, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention. The current round of negotiations began on January 1, 2020 related to years 2020-2024. Contract negotiations historically continue for an extended period of time, and work stoppages during negotiations are rare.

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

At December 31, 2019, we had variable-rate debt representing approximately 3.4% of our total debt. If variable interest rates average one percentage point higher in 2020 than our December 31, 2019 variable rate, which was approximately 2.5%, our interest expense would increase by approximately $8.5 million. This amount was determined by considering the impact of the hypothetical interest rate on the balances of our variable-rate debt at December 31, 2019.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2019, and amounts to an increase of approximately $3.4 billion to the fair value of our debt at December 31, 2019. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

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

Climate Change – Although climate change could have an adverse impact on our operations and financial performance in the future (see Risk Factors under Item 1A of this report), we are currently unable to predict the manner or severity of such impact. However, we continue to take steps and explore opportunities to reduce the impact of our operations on the environment, including investments in new technologies, using training programs and technology to reduce fuel consumption, and changing our operations to increase fuel efficiency.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at December 31, 2019. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $265 million to $289 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2019	2018	2017
Beginning balance	$271	$285	$290
Current year accruals	78	74	77
Changes in estimates for prior years	(11)	(16)	(7)
Payments	(73)	(72)	(75)
Ending balance at December 31	$265	$271	$285
Current portion, ending balance at December 31	$63	$72	$66

Our personal injury claims activity was as follows:

	2019	2018	2017
Open claims, beginning balance	2,025	2,090	2,157
New claims	3,025	3,188	3,024
Settled or dismissed claims	(3,065)	(3,253)	(3,091)
Open claims, ending balance at December 31	1,985	2,025	2,090

We reassess our estimated insurance recoveries annually and have recognized an asset for estimated insurance recoveries at December 31, 2019, and 2018. Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 360 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, 20 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions	2019	2018	2017
Beginning balance	$223	$196	$212
Accruals	67	84	45
Payments	(63)	(57)	(61)
Ending balance at December 31	$227	$223	$196
Current portion, ending balance at December 31	$62	$59	$57

Our environmental site activity was as follows:

	2019	2018	2017
Open sites, beginning balance	334	315	292
New sites	114	91	77
Closed sites	(88)	(72)	(54)
Open sites, ending balance at December 31	360	334	315

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

Property and Depreciation – Our railroad operations are highly capital intensive, and our large base of homogeneous, network-type assets turns over on a continuous basis. Each year we develop a capital program for the replacement of assets and for the acquisition or construction of assets that enables us to enhance our operations or provide new service offerings to customers. Assets purchased or constructed throughout the year are capitalized if they meet applicable minimum units of property criteria. Properties and equipment are carried at cost and are depreciated on a straight-line basis over their estimated service lives, which are measured in years, except for rail in high-density traffic corridors (i.e., all rail lines except for those subject to abandonment, and yard and switching tracks) for which lives are measured in millions of gross tons per mile of track. We use the group method of depreciation in which all items with similar characteristics, use, and expected lives are grouped together in asset classes, and are depreciated using composite depreciation rates. The group method of depreciation treats each asset class as a pool of resources, not as singular items. We currently have more than 60 depreciable asset classes, and we may increase or decrease the number of asset classes due to changes in technology, asset strategies, or other factors.

We determine the estimated service lives of depreciable railroad property by means of depreciation studies. We perform depreciation studies at least every three years for equipment and every six years for track assets (i.e., rail and other track material, ties, and ballast) and other road property. Our depreciation studies take into account the following factors:

•Statistical analysis of historical patterns of use and retirements of each of our asset classes;

•Evaluation of any expected changes in current operations and the outlook for continued use of the assets;

•Evaluation of technological advances and changes to maintenance practices; and

•Expected salvage to be received upon retirement.

For rail in high-density traffic corridors, we measure estimated service lives in millions of gross tons per mile of track. It has been our experience that the lives of rail in high-density traffic corridors are closely correlated to usage (i.e., the amount of weight carried over the rail). The service lives also vary based on rail weight, rail condition (e.g., new or secondhand), and rail type (e.g., straight or curve). Our depreciation studies for rail in high-density traffic corridors consider each of these factors in determining the estimated service lives. For rail in high-density traffic corridors, we calculate depreciation rates annually by dividing the number of gross ton-miles carried over the rail (i.e., the weight of loaded and empty freight cars, locomotives and maintenance of way equipment transported over the rail) by the estimated service lives of the rail measured in millions of gross tons per mile. Rail in high-density traffic corridors accounts for approximately 70 percent of the historical cost of rail and other track material. Based on the number of gross ton-miles carried over our rail in high density traffic corridors during 2019, the estimated service lives of the majority of this rail ranged from approximately 21 years to approximately 45 years. For all other depreciable assets, we compute depreciation based on the estimated service lives of our assets as determined from the analysis of our depreciation studies. Changes in the estimated service lives of our assets and their related depreciation rates are implemented prospectively.

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

Changes in estimated useful lives of our assets due to the results of our depreciation studies could significantly impact future periods’ depreciation expense and have a material impact on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $68 million. If the estimated useful lives of all depreciable assets were decreased by one year, annual depreciation expense would increase by approximately $73 million. Our 2019 depreciation studies have resulted in lower depreciation rates for some asset classes. These lower rates will partially offset the impact of a projected higher depreciable asset base, resulting in an increase in total depreciation expense by approximately 2% in 2020 versus 2019.

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

Income Taxes – We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on current tax law; the effects of future tax legislation are not anticipated. Future tax legislation, such as a change in the corporate tax rate, could have a material impact on our financial condition, results of operations, or liquidity. For example, a permanent 1% increase in future income tax rates would increase our deferred tax liability by approximately $507 million. Similarly, a permanent 1% decrease in future income tax rates would decrease our deferred tax liability by approximately $507 million.

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2019 and 2018, there were no valuation allowances.

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

We evaluate our critical assumptions at least annually, and selected assumptions are based on the following factors:

•We measure the service cost and interest cost components of our net periodic benefit cost by using individual spot rates matched with separate cash flows for each future year. Discount rates are based on a Mercer yield curve of high quality corporate bonds (rated AA by a recognized rating agency).

•Expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions.

•Health care cost trend rate is based on our historical rates of inflation and expected market conditions.

The following tables present the key assumptions used to measure net periodic pension and OPEB cost/(benefit) for 2020 and the estimated impact on 2020 net periodic pension and OPEB cost/(benefit) relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate for benefit obligations	3.26%	3.13%
Discount rate for interest on benefit obligations	2.89%	2.68%
Discount rate for service cost	3.42%	3.24%
Discount rate for interest on service cost	3.36%	3.17%
Expected return on plan assets	7.00%	N/A
Compensation increase	4.10%	N/A
Health care cost trend rate:
Pre-65 current	N/A	5.64%
Pre-65 level in 2038	N/A	4.50%

Sensitivities	Increase in Expense
Millions	Pension	OPEB
0.25% decrease in discount rates	$16	$-
0.25% increase in compensation scale	$8	N/A
0.25% decrease in expected return on plan assets	$10	N/A
1% increase in health care cost trend rate	N/A	$3

The following table presents the net periodic pension and OPEB cost for the years ended December 31:

	Est.
Millions	2020	2019	2018	2017
Net periodic pension cost	$58	$34	$71	$115
Net periodic OPEB cost	1	10	23	22

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, statements in the Chairman’s letter preceding Part I; statements regarding planned capital expenditures under the caption “2020 Capital Plan” in Item 2 of Part I; and statements and information set forth under the captions “2020 Outlook”; “Liquidity and Capital Resources” in Item 7 of Part II regarding our capital plan, “Share Repurchase Programs”, “Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments”, “Pension and Other Postretirement Benefits”, and “Other Matters” in this Item 7 of Part II. Forward-looking statements and information also include any other statements or information in this report (including information incorporated herein by reference) regarding: expectations as to cost savings, revenue growth and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; expectations as to operational or service performance or improvements; expectations as to the effectiveness of steps taken or to be taken to improve operations and/or service, including capital expenditures for infrastructure improvements and equipment acquisitions, any strategic business acquisitions, and modifications to our transportation plans, including implementation of PTC; expectations as to existing or proposed new products and services; expectations as to the impact of any new regulatory activities or legislation on our operations or financial results; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases or expressions.

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

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation

Omaha, Nebraska

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the "Corporation") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Table of Contents at Part IV, Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2020, expressed an unqualified opinion on the Corporation's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective January 1, 2019, the Corporation adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalization of Properties — Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Corporation’s operations are highly capital intensive and their large network of assets turns over on a continuous basis. Each year, the Corporation develops a capital program for both the replacement of assets and for the acquisition or construction of new assets. In determining whether costs should be capitalized, the Corporation exercises significant judgment in determining whether expenditures meet the applicable minimum units of property criteria and extend the useful life, improve the safety of operations, or improve the operating efficiency of existing assets. The Corporation capitalizes all costs of capital projects necessary to make assets ready for their intended use and because a portion of the Corporation’s assets are self-constructed, management also exercises significant judgment in determining the amount of material, labor, work equipment, and indirect costs that qualify for capitalization. Net properties were $53,916 million as of December 31, 2019 and, during 2019, the Corporation’s capital investments were $3.5 billion.

We identified the capitalization of property as a critical audit matter because of the significant judgment exercised by management in determining whether costs meet the criteria for capitalization. This, in turn, required a high degree of auditor judgment when performing audit procedures to evaluate whether the criteria to capitalize costs were met and to evaluate sufficiency of audit evidence to support management’s conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our procedures related to capitalization of property included the following, among others:

•We tested the effectiveness of controls over the Corporation’s determination of whether costs related to the Corporation’s capital program should be capitalized or expensed.

•We evaluated the Corporation’s capitalization policy in accordance with accounting principles generally accepted in the United States of America.

•For a selection of capital projects, we performed the following:

−Obtained the Corporation’s evaluation of each project and determined whether the amount of costs to be capitalized met the criteria for capitalization as outlined within the Corporation’s policy by unit of property.

−Obtained supporting documentation that the project met the applicable minimum units of property criteria and was approved, and evaluated whether the project extended the useful life of an existing asset, improved the safety of operations, or improved the operating efficiency of existing assets.

•For a selection of capitalized costs during the year, we performed the following:

−Evaluated whether the individual cost selected met the criteria for capitalization.

−Evaluated whether the selection was accurately recorded at the appropriate amount based on the evidence obtained.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 7, 2020

We have served as the Corporation’s auditor since 1967.

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2019	2018	2017
Operating revenues:
Freight revenues	$20,243	$21,384	$19,837
Other revenues	1,465	1,448	1,403
Total operating revenues	21,708	22,832	21,240
Operating expenses:
Compensation and benefits	4,533	5,056	4,939
Purchased services and materials	2,254	2,443	2,363
Depreciation	2,216	2,191	2,105
Fuel	2,107	2,531	1,891
Equipment and other rents	984	1,072	888
Other	1,060	1,022	948
Total operating expenses	13,154	14,315	13,134
Operating income	8,554	8,517	8,106
Other income (Note 7)	243	94	245
Interest expense	(1,050)	(870)	(719)
Income before income taxes	7,747	7,741	7,632
Income tax benefit/(expense) (Note 8)	(1,828)	(1,775)	3,080
Net income	$5,919	$5,966	$10,712
Share and Per Share (Note 9):
Earnings per share - basic	$8.41	$7.95	$13.42
Earnings per share - diluted	$8.38	$7.91	$13.36
Weighted average number of shares - basic	703.5	750.9	798.4
Weighted average number of shares - diluted	706.1	754.3	801.7

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2019	2018	2017
Net income	$5,919	$5,966	$10,712
Other comprehensive income/(loss):
Defined benefit plans	42	62	103
Foreign currency translation	17	(36)	28
Total other comprehensive income/(loss) [a]	59	26	131
Comprehensive income	$5,978	$5,992	$10,843

[a]Net of deferred taxes of ($15) million, ($22) million, and ($61) million during 2019, 2018, and 2017, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts as of December 31,	2019	2018
Assets
Current assets:
Cash and cash equivalents	$831	$1,273
Short-term investments (Note 14)	60	60
Accounts receivable, net (Note 11)	1,595	1,755
Materials and supplies	751	742
Other current assets	222	333
Total current assets	3,459	4,163
Investments	2,050	1,912
Net properties (Note 12)	53,916	52,679
Operating lease assets (Note 17)	1,812	-
Other assets	436	393
Total assets	$61,673	$59,147
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 13)	$3,094	$3,160
Debt due within one year (Note 15)	1,257	1,466
Total current liabilities	4,351	4,626
Debt due after one year (Note 15)	23,943	20,925
Operating lease liabilities (Note 17)	1,471	-
Deferred income taxes (Note 8)	11,992	11,302
Other long-term liabilities	1,788	1,871
Commitments and contingencies (Note 18)
Total liabilities	43,545	38,724
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,112,014,480 and 1,111,739,781 issued; 692,100,651 and 725,056,690
outstanding, respectively	2,780	2,779
Paid-in-surplus	4,523	4,449
Retained earnings	48,605	45,284
Treasury stock	(36,424)	(30,674)
Accumulated other comprehensive loss (Note 10)	(1,356)	(1,415)
Total common shareholders' equity	18,128	20,423
Total liabilities and common shareholders' equity	$61,673	$59,147

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2019	2018	2017
Operating Activities
Net income	$5,919	$5,966	$10,712
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,216	2,191	2,105
Deferred and other income taxes	566	338	(5,067)
Net gain on non-operating asset dispositions	(20)	(30)	(111)
Other operating activities, net	98	347	(282)
Changes in current assets and liabilities:
Accounts receivable, net	160	(262)	(235)
Materials and supplies	(9)	7	(32)
Other current assets	87	(24)	9
Accounts payable and other current liabilities	(179)	(125)	182
Income and other taxes	(229)	278	(51)
Cash provided by operating activities	8,609	8,686	7,230
Investing Activities
Capital investments	(3,453)	(3,437)	(3,238)
Maturities of short-term investments (Note 14)	130	90	90
Purchases of short-term investments (Note 14)	(115)	(90)	(120)
Proceeds from asset sales	74	63	168
Other investing activities, net	(71)	(37)	14
Cash used in investing activities	(3,435)	(3,411)	(3,086)
Financing Activities
Share repurchase programs (Note 19)	(5,804)	(8,225)	(4,013)
Debt issued (Note 15)	3,986	6,892	2,735
Dividends paid	(2,598)	(2,299)	(1,982)
Debt repaid	(817)	(1,736)	(840)
Debt exchange	(387)	-	-
Net issuance of commercial paper (Note 15)	(6)	194	-
Other financing activities, net	(20)	(48)	(46)
Cash used in financing activities	(5,646)	(5,222)	(4,146)
Net change in cash, cash equivalents and restricted cash	(472)	53	(2)
Cash, cash equivalents, and restricted cash at beginning of year	1,328	1,275	1,277
Cash, cash equivalents, and restricted cash at end of year	$856	$1,328	$1,275
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Term loan renewals	$250	$250	$-
Capital investments accrued but not yet paid	224	205	366
Locomotives sold for material credits	18	-	-
Finance lease financings	-	12	19
Cash paid during the year for:
Income taxes, net of refunds	$(1,382)	$(1,205)	$(2,112)
Interest, net of amounts capitalized	(1,033)	(728)	(666)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2017	1,111.0	(295.2)	$ 2,777	$ 4,421	$ 32,587	$ (18,581)	$ (1,272)	$ 19,932
Net income			-	-	10,712	-	-	10,712
Other comprehensive income			-	-	-	-	131	131
Conversion, stock option exercises, forfeitures, and other	0.4	1.1	1	55	-	20	-	76
Share repurchase programs (Note 19)	-	(36.4)	-	-	-	(4,013)	-	(4,013)
Cash dividends declared ($2.48 per share)	-	-	-	-	(1,982)	-	-	(1,982)
Balance at December 31, 2017	1,111.4	(330.5)	$ 2,778	$ 4,476	$ 41,317	$ (22,574)	$ (1,141)	$ 24,856
Net income			-	-	5,966	-	-	5,966
Other comprehensive income			-	-	-	-	26	26
Conversion, stock option exercises, forfeitures, and other	0.3	1.1	1	65	-	33	-	99
Share repurchase programs (Note 19)	-	(57.2)	-	(92)	-	(8,133)	-	(8,225)
Cash dividends declared ($3.06 per share)	-	-	-	-	(2,299)	-	-	(2,299)
Reclassification due to ASU 2018-02 adoption			-	-	300	-	(300)	-
Balance at December 31, 2018	1,111.7	(386.6)	$ 2,779	$ 4,449	$ 45,284	$ (30,674)	$ (1,415)	$ 20,423
Net income			-	-	5,919	-	-	5,919
Other comprehensive income			-	-	-	-	59	59
Conversion, stock option exercises, forfeitures, and other	0.3	1.7	1	46	-	82	-	129
Share repurchase programs (Note 19)	-	(35.0)	-	28	-	(5,832)	-	(5,804)
Cash dividends declared ($3.70 per share)	-	-	-	-	(2,598)	-	-	(2,598)
Balance at December 31, 2019	1,112.0	(419.9)	$ 2,780	$ 4,523	$ 48,605	$ (36,424)	$ (1,356)	$ 18,128

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

1. Nature of Operations

Operations and Segmentation – We are a Class I railroad operating in the U.S. Our network includes 32,340 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and Eastern U.S. gateways and providing several corridors to key Mexican gateways. We own 26,094 miles and operate on the remainder pursuant to trackage rights or leases. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders.

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

Millions	2019	2018	2017
Agricultural Products	$4,444	$4,469	$4,303
Energy	3,761	4,608	4,498
Industrial	5,796	5,679	5,204
Premium	6,242	6,628	5,832
Total freight revenues	$20,243	$21,384	$19,837
Other subsidiary revenues	880	881	885
Accessorial revenues	514	502	458
Other	71	65	60
Total operating revenues	$21,708	$22,832	$21,240

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $2.3 billion in 2019, $2.5 billion in 2018, and $2.3 billion in 2017.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Statements of Financial Position that sum to the total of the same such amounts shown on the Consolidated Statements of Cash Flows:

Millions	2019	2018	2017
Cash and cash equivalents	$831	$1,273	$1,275
Restricted cash equivalents in other current assets	13	42	-
Restricted cash equivalents in other assets	12	13	-
Total cash, cash equivalents and restricted cash equivalents shown on the Statement of Cash Flows:	$856	$1,328	$1,275

Accounts Receivable – Accounts receivable includes receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial Position.

Investments – Investments represent our investments in affiliated companies (20% to 50% owned) that are accounted for under the equity method of accounting and investments in companies (less than 20% owned) accounted for under the cost method of accounting. Our portion of income/(loss) on equity method investments that are integral to our operations are recorded in operating expenses.

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

We recognize freight revenues over time as freight moves from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Outstanding performance obligations related to freight moves in transit totaled $127 million at December 31, 2019 and $123 million at December 31, 2018 and are expected to be recognized in the following quarter as we satisfy our remaining performance obligations and deliver freight to destination. The transaction price is generally specified in a contract and may be dependent on the commodity, origin/destination, and route. Customer incentives, which are primarily provided for shipping to/from specific locations or based on cumulative volumes, are recorded as a reduction to operating revenues. Customer incentives that include variable consideration based on cumulative volumes are estimated using the expected value method, which is based on available historical, current, and forecasted volumes, and recognized as the related performance obligation is satisfied.

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

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period). The fair value of retention awards is the closing stock price on the date of grant, while the fair value of stock options is determined by using the Black-Scholes option pricing model.

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

Leases – We lease certain locomotives, freight cars, and other property for use in our rail operations. We determine if an arrangement is or contains a lease at inception. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments, discounted using our collateralized incremental borrowing rate, over the lease term at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating leases are included in operating lease assets, accounts payable and other current liabilities, and operating lease liabilities on our Consolidated Statements of Financial Position. Finance leases are included in net properties, debt due within one year, and debt due after one year on our Consolidated Statements of Financial Position. Operating lease expense is recognized on a straight-line basis over the lease term and reported in equipment and other rents and financing lease expense is recorded as depreciation and interest expense in our Consolidated Statements of Income.

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

3. Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. We implemented an enterprise-wide lease management system to support the new reporting requirements, and effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). We elected an initial application date of January 1, 2019 and will not recast comparative periods in transition to the new standard. In addition, at the date of adoption, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets. Also, at the date of adoption, we elected to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Adoption of the new standard resulted in an increase in the Company’s assets and liabilities of approximately $2 billion. The ASU did not have an impact on our consolidated results of operations or cash flows.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13), Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred credit loss model for an expected credit loss model. Effective January 1, 2020, the Company adopted ASU 2016-13 and it did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14), Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans. The ASU is effective for the Company beginning January 1, 2021, and early adoption is permitted. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statement disclosure requirements.

4. Workforce Reduction Plans

Throughout 2019, we continued to implement initiatives to better align our management structure and decision making process in conjunction with the Company's operating model. As such, we reduced our management workforce by approximately 540 employees in 2019.

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

These workforce reductions resulted in pretax charges recognized within compensation and benefits expense and other income in our Consolidated Statements of Income. The charges consisted of management employee termination benefits, including pension expenses, severance costs, and acceleration of equity compensation expense as shown in the following table:

Millions
for the Years Ended December 31,	2019	2018	2017
Compensation and benefits expense
Severance	$22	$23	$12
Equity compensation	2	2	5
Other income
Pension	-	-	69
Total expense	$24	$25	$86

The 2017 workforce reduction plan included an enhanced pension benefit which resulted in a curtailment loss of $20 million and a special termination benefit of $49 million as a result of a remeasurement as of September 30, 2017. In accordance with ASU 2017-07, both of these charges were recorded within other income.

We continue to analyze the Company's cost structure and evaluate other restructuring and cost reduction opportunities that will further align with the Company's long-term strategic priorities.

5. Stock Options and Other Stock Plans

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 2,200,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of

Directors, received a grant of 4,000 retention shares or retention stock units. In July 2018, the Board of Directors eliminated the retention grant for directors newly elected in 2018 and all future years. As of December 31, 2019, 36,000 restricted shares were outstanding under the Directors Plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 84,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2019, 231,807 options were outstanding under the 2004 Plan. We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2013 Stock Incentive Plan (2013 Plan) was approved by shareholders in May 2013. The 2013 Plan reserved 78,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans as of February 28, 2013, that are subsequently cancelled, expired, forfeited or otherwise not issued under previous plans. Under the 2013 Plan, non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2013 Plan. As of December 31, 2019, 3,269,780 options and 2,671,584 retention shares and stock units were outstanding under the 2013 Plan.

Pursuant to the above plans 70,318,887; 70,730,692; and 72,151,415; shares of our common stock were authorized and available for grant at December 31, 2019, 2018, and 2017, respectively.

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

Information regarding stock-based compensation appears in the table below:

Millions	2019	2018	2017
Stock-based compensation, before tax:
Stock options	$16	$17	$19
Retention awards	77	79	84
Total stock-based compensation, before tax	$93	$96	$103
Excess tax benefits from equity compensation plans	$52	$28	$44

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2019	2018	2017
Risk-free interest rate	2.5%	2.6%	2.0%
Dividend yield	2.2%	2.3%	2.3%
Expected life (years)	5.2	5.3	5.3
Volatility	22.7%	21.1%	21.7%
Weighted-average grant-date fair value of options granted	$30.37	$21.70	$18.19

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

A summary of stock option activity during 2019 is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2019	5,170	$92.06	5.4	yrs.	$239
Granted	573	160.84	N/A		N/A
Exercised	(2,118)	73.63	N/A		N/A
Forfeited or expired	(123)	122.73	N/A		N/A
Outstanding at December 31, 2019	3,502	$113.38	6.1	yrs.	$236
Vested or expected to vest at December 31, 2019	3,464	$113.10	6.1	yrs.	$234
Options exercisable at December 31, 2019	2,257	$100.42	5.0	yrs.	$181

Stock options are granted at the closing price on the date of grant, have 10 year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at December 31, 2019, are subject to performance or market-based vesting conditions.

At December 31, 2019, there was $16 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 0.9 years. Additional information regarding stock option exercises appears in the following table:

Millions	2019	2018	2017
Intrinsic value of stock options exercised	$193	$83	$88
Cash received from option exercises	130	76	59
Treasury shares repurchased for employee payroll taxes	(37)	(20)	(18)
Tax benefit realized from option exercises	48	21	34
Aggregate grant-date fair value of stock options vested	15	19	20

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during 2019 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	2,070	$104.55
Granted	384	161.79
Vested	(451)	119.66
Forfeited	(105)	112.09
Nonvested at December 31, 2019	1,898	$112.12

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to 4 years. At December 31, 2019, there was $90 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.4 years.

Performance Retention Awards – In February 2019, our Board of Directors approved performance stock unit grants. The basic terms of these performance stock units are identical to those granted in February 2018, except for different annual return on invested capital (ROIC) performance targets. The plan also includes relative operating income growth (OIG) as a modifier compared to the companies included in the S&P 500 Industrials Index. We define ROIC as net operating profit adjusted for interest expense (including interest on average operating lease liabilities) and taxes on interest divided by average invested capital adjusted for average operating lease liabilities. The modifier can be up to +/- 25% of the award earned based on the ROIC achieved.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2019 grant were as follows:

2019
Dividend per share per quarter	$0.88
Risk-free interest rate at date of grant	2.5%

Changes in our performance retention awards during 2019 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	1,092	$95.12
Granted	324	151.24
Vested	(269)	70.87
Unearned	(127)	70.09
Forfeited	(91)	113.67
Nonvested at December 31, 2019	929	$123.32

At December 31, 2019, there was $24 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 0.8 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

6. Retirement Plans

Pension and Other Postretirement Benefits

Pension Plans – We provide defined benefit retirement income to eligible non-union employees through qualified and non-qualified (supplemental) pension plans. Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment, with specific reductions made for early retirements. Non-union employees hired on or after January 1, 2018 are no longer eligible for pension benefits, but are eligible for an enhanced 401(k) benefit as described below in other retirement programs.

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

Changes in our PBO and plan assets were as follows for the years ended December 31:

Funded Status	Pension		OPEB
Millions	2019	2018	2019	2018
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$4,181	$4,529	$298	$330
Service cost	80	105	1	2
Interest cost	160	145	9	10
Plan amendment	-	-	(92)	-
Actuarial (gain)/loss	656	(371)	11	(20)
Gross benefits paid	(230)	(227)	(22)	(24)
Projected benefit obligation at end of year	$4,847	$4,181	$205	$298
Plan Assets
Fair value of plan assets at beginning of year	$3,887	$4,224	$-	$-
Actual (loss)/return on plan assets	841	(139)	-	-
Non-qualified plan benefit contributions	30	29	22	24
Gross benefits paid	(230)	(227)	(22)	(24)
Fair value of plan assets at end of year	$4,528	$3,887	$-	$-
Funded status at end of year	$(319)	$(294)	$(205)	$(298)

Amounts recognized in the statement of financial position as of December 31, 2019, and 2018 consist of:

	Pension		OPEB
Millions	2019	2018	2019	2018
Noncurrent assets	$203	$172	$-	$-
Current liabilities	(29)	(28)	(20)	(22)
Noncurrent liabilities	(493)	(438)	(185)	(276)
Net amounts recognized at end of year	$(319)	$(294)	$(205)	$(298)

Pre-tax amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2019, and 2018 consist of:

	2019			2018
Millions	Pension	OPEB	Total	Pension	OPEB	Total
Prior service cost	$-	$95	$95	$-	$-	$-
Net actuarial loss	(1,501)	(104)	(1,605)	(1,480)	(90)	(1,570)
Total	$(1,501)	$(9)	$(1,510)	$(1,480)	$(90)	$(1,570)

Pre-tax changes recognized in other comprehensive income/(loss) during 2019, 2018, and 2017 were as follows:

	Pension			OPEB
Millions	2019	2018	2017	2019	2018	2017
Prior service credit	$-	$-	$-	$92	$-	$-
Net actuarial (loss)/gain	(88)	(40)	67	(11)	20	(6)
Amortization of:
Prior service cost/(credit)	-	-	-	(7)	1	1
Actuarial loss	67	93	81	7	10	9
Total	$(21)	$53	$148	$81	$31	$4

Amounts included in accumulated other comprehensive income/(loss) expected to be amortized into net periodic cost during 2020:

Millions	Pension	OPEB	Total
Prior service credit	$-	$14	$14
Net actuarial loss	(99)	(9)	(108)
Total	$(99)	$5	$(94)

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future compensation growth. The underfunded accumulated benefit obligation represents the difference between the ABO and the fair value of plan assets.

The following table discloses only the PBO, ABO and fair value of plan assets for pension plans where the accumulated benefit obligation is in excess of the fair value of the plan assets as of December 31:

Underfunded Accumulated Benefit Obligation
Millions	2019	2018
Projected benefit obligation	$522	$465
Accumulated benefit obligation	$498	$446
Fair value of plan assets	-	-
Underfunded accumulated benefit obligation	$(498)	$(446)

The ABO for all defined benefit pension plans was $4.5 billion and $3.9 billion at December 31, 2019, and 2018, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension		OPEB
Percentages	2019	2018	2019	2018
Discount rate	3.26%	4.23%	3.13%	4.17%
Compensation increase	4.10%	4.19%	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	5.64%	5.87%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate reached	N/A	N/A	2038	2038

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

On June 30, 2019, the OPEB plan was remeasured to reflect an announced plan amendment effective January 1, 2020 that reduced and eliminated certain medical benefits for Medicare-eligible retirees. This negative plan amendment resulted in a reduction in the accumulated postretirement benefit obligation of approximately $92 million with a corresponding adjustment of $69 million in other comprehensive income, net of $23 million in deferred taxes. This amount is being amortized as a reduction of future net periodic OPEB cost over approximately 8 years, which represents the future remaining service period of eligible employees.

The workforce reduction plan initiated in the third quarter of 2017 included a curtailment loss of $20 million and a special termination benefit of $49 million as a result of a remeasurement as of September 30, 2017, due to the eliminated future service for approximately 460 management employees.

The components of our net periodic pension and OPEB cost were as follows for the years ended December 31:

	Pension			OPEB
Millions	2019	2018	2017	2019	2018	2017
Net Periodic Benefit Cost:
Service cost	$80	$105	$90	$1	$2	$2
Interest cost	160	145	142	9	10	10
Expected return on plan assets	(273)	(272)	(267)	-	-	-
Plan curtailment cost	-	-	20	-	-	-
Special termination cost	-	-	49	-	-	-
Amortization of:
Prior service cost/(credit)	-	-	-	(7)	1	1
Actuarial loss	67	93	81	7	10	9
Net periodic benefit cost	$34	$71	$115	$10	$23	$22

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows:

	Pension			OPEB
Percentages	2019	2018	2017	2019	2018	2017
Discount rate for benefit obligations	4.23%	3.62%	4.09%	3.79%	3.54%	3.89%
Discount rate for interest on benefit obligations	3.94%	3.27%	3.47%	3.40%	3.14%	3.25%
Discount rate for service cost	4.33%	3.77%	4.41%	3.92%	3.71%	4.25%
Discount rate for interest on service cost	4.30%	3.72%	4.27%	3.85%	3.64%	4.11%
Expected return on plan assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
Compensation increase	4.10%	4.19%	4.13%	N/A	N/A	N/A
Health care cost trend rate (employees under 65)	N/A	N/A	N/A	5.87%	6.09%	6.31%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend reached	N/A	N/A	N/A	2038	2038	2038

We measure the service cost and interest cost components of our net periodic benefit cost by using individual spot discount rates matched with separate cash flows for each future year. The discount rates were based on a yield curve of high quality corporate bonds. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return/(loss) on pension plan assets, net of fees, was approximately 20% in 2019, (2)% in 2018, and 19% in 2017.

Assumed health care cost trend rates have an effect on the expense and liabilities reported for health care plans. The assumed health care cost trend rate is based on historical rates and expected market conditions. The 2020 assumed health care cost trend rate for employees under 65 is 5.64%. It is assumed the rate will decrease gradually to an ultimate rate of 4.5% in 2038 and will remain at that level.

Cash Contributions

The following table details cash contributions, if any, for the qualified pension plans and the benefit payments for the non-qualified (supplemental) pension and OPEB plans:

	Pension
Millions	Qualified	Non-qualified	OPEB
2019	$-	$30	$22
2018	-	29	24

Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes.

The non-qualified pension and OPEB plans are not funded and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent supplemental pension payments and claims paid for medical and life insurance. We anticipate our 2020 supplemental pension and OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2020 through 2029:

Millions	Pension	OPEB
2020	$224	$20
2021	221	19
2022	220	15
2023	219	15
2024	220	10
Years 2025 - 2029	1,119	45

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2019, and 2018, and target allocation for 2020, are as follows:

		Percentage of Plan Assets
		December 31,
	Target Allocation 2020	2019	2018
Equity securities	60% to 70%	63%	56%
Debt securities	25% to 35%	31	36
Real estate	2% to 8%	6	6
Commodities	N/A	-	2
Total		100%	100%

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

The pension plan investments are held in a Master Trust. The majority of pension plan assets are invested in equity securities because equity portfolios have historically provided higher returns than debt and other asset classes over extended time horizons and are expected to do so in the future. Correspondingly, equity investments also entail greater risks than other investments. Equity risks are balanced by investing a significant portion of the plans’ assets in high quality debt securities. The average credit rating of the debt portfolio exceeded A at both December 31, 2019 and December 31, 2018. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities. The weighted-average maturity of the debt portfolio was 14 years and 13 years, respectively at December 31, 2019, and 2018.

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

Temporary Cash Investments – These investments consist of U.S. dollars, foreign currencies, and commercial paper held in master trust accounts at The Northern Trust Company (the Trustee). Foreign currencies held are reported in terms of U.S. dollars based on currency exchange rates readily available in active markets. U.S. dollars and foreign currencies are classified as Level 1 investments. Commercial paper assets are valued using a bid evaluation process with bid data provided by independent pricing sources. Commercial paper is classified as Level 2 investments.

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

As of December 31, 2019, the pension plan assets measured at fair value on a recurring basis were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Inputs	Inputs	Inputs
Millions	(Level 1)	(Level 2)	(Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$6	$1	$-	$7
Registered investment companies [a]	9	-	-	9
Federal government securities	-	202	-	202
Bonds and debentures	-	575	-	575
Corporate stock	1,932	7	-	1,939
Total plan assets at fair value	$1,947	$785	$-	$2,732
Plan assets at NAV:
Registered investment companies [b]				285
Venture capital and buyout partnerships				531
Real estate funds				261
Collective trust and other funds				707
Total plan assets at NAV				$1,784
Other assets/(liabilities) [c]				12
Total plan assets				$4,528

As of December 31, 2018, the pension plan assets measured at fair value on a recurring basis were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Inputs	Inputs	Inputs
Millions	(Level 1)	(Level 2)	(Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$21	$-	$-	$21
Registered investment companies [a]	1	-	-	1
Federal government securities	-	191	-	191
Bonds and debentures	-	538	-	538
Corporate stock	1,355	12	-	1,367
Total plan assets at fair value	$1,377	$741	$-	$2,118
Plan assets at NAV:
Registered investment companies [b]				378
Venture capital and buyout partnerships				443
Real estate funds				222
Collective trust and other funds				745
Total plan assets at NAV				$1,788
Other assets/(liabilities) [c]				(19)
Total plan assets				$3,887

[a]Registered investment companies measured at fair value are stock investments.

[b]Registered investment companies measured at NAV include bond investments.

[c]Other assets include accrued receivables, net payables, and pending broker settlements.

For the years ended December 31, 2019 and 2018, significant transfers in or out of Levels 1, 2, or 3 totaled $0.

The Master Trust’s investments in limited partnerships and similar structures (used to invest in private equity and real estate) are valued at fair value based on their proportionate share of the partnerships’ fair value as recorded in the limited partnerships’ audited financial statements. The limited partnerships allocate gains, losses and expenses to the partners based on the ownership percentage as described in the partnership agreements. At December 31, 2019 and 2018, the Master Trust had future commitments for additional contributions to private equity partnerships totaling $189 million and $248 million, respectively, and to real estate partnerships and funds totaling $8 million and $54 million, respectively.

Other Retirement Programs

401(k)/Thrift Plan – For non-union employees hired prior to January 1, 2018, and eligible union employees for whom we make matching contributions, we provide a defined contribution plan (401(k)/thrift plan). We match 50% for each dollar contributed by employees up to the first 6% of compensation contributed. For non-union employees hired on or after January 1, 2018, we match 100% for each dollar, up to the first 6% of compensation contributed, in addition to contributing an annual amount of 3% of the employee’s annual base salary. Our plan contributions were $20 million in 2019, $18 million in 2018, and $19 million in 2017.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $654 million in 2019, $710 million in 2018, and $672 million in 2017.

Collective Bargaining Agreements – Under collective bargaining agreements, we participate in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Premiums paid under these plans are expensed as incurred and amounted to $42 million in 2019, $50 million in 2018, and $60 million in 2017.

7. Other Income

Other income included the following for the years ended December 31:

Millions	2019	2018	2017
Rental income [a]	$124	$122	$178
Net periodic pension and OPEB costs	37	13	(45)
Interest income	32	30	16
Interest income on employment tax refund	31	-	-
Net gain on non-operating asset dispositions [b]	20	30	111
Early extinguishment of debt [c]	(2)	(85)	-
Non-operating environmental costs and other	1	(16)	(15)
Total	$243	$94	$245

[a]2017 includes $65 million related to a favorable litigation settlement in the third quarter.

[b]2017 includes $26 million and $57 million related to a real estate sale in the first quarter and in the third quarter, respectively.

[c]2019 includes a debt extinguishment charge for the early redemption of certain notes in the fourth quarter. 2018 includes a debt extinguishment charge for the early redemption of certain bonds and debentures in the first quarter (Note 15).

8. Income Taxes

Components of income tax expense were as follows for the years ended December 31:

Millions	2019	2018	2017
Current tax expense:
Federal	$1,000	$1,144	$1,750
State	254	287	235
Foreign	8	5	2
Total current tax expense	1,262	1,436	1,987
Deferred and other tax expense:
Federal	417	344	(5,260)
State	128	5	183
Foreign	21	(10)	10
Total deferred and other tax expense/(benefit) [a]	566	339	(5,067)
Total income tax expense/(benefit)	$1,828	$1,775	$(3,080)

[a]2017 includes a ($5,935) million adjustment to income tax expense resulting from the Tax Cuts and Jobs Act. Of this amount, ($5,965) million is a federal income tax benefit and $30 million is state income tax expense.

For the years ended December 31, reconciliations between statutory and effective tax rates are as follows:

Tax Rate Percentages	2019	2018	2017
Federal statutory tax rate	21.0%	21.0%	35.0%
State statutory rates, net of federal benefits	3.7	3.9	3.1
Adjustment for Tax Cuts and Jobs Act	-	-	(77.8)
Excess tax benefits from equity compensation plans	(0.7)	(0.4)	(0.6)
Other deferred tax adjustments	(0.1)	(0.6)	0.4
Other	(0.3)	(1.0)	(0.5)
Effective tax rate	23.6%	22.9%	(40.4)%

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

In the second quarter of 2019, Arkansas enacted legislation to reduce their corporate income tax rate for future years resulting in a $21 million reduction of our deferred tax expense.

In the second quarter of 2018, Iowa and Missouri enacted legislation to reduce their corporate tax rates for future years resulting in a $31 million reduction of our deferred tax expense.

In the third quarter of 2017, Illinois enacted legislation to increase their corporate tax rate for future years resulting in a $33 million increase of our deferred tax expense.

Deferred income tax (liabilities)/assets were comprised of the following at December 31:

Millions	2019	2018
Deferred income tax liabilities:
Property	$(12,184)	$(11,590)
Other	(341)	(213)
Total deferred income tax liabilities	(12,525)	(11,803)
Deferred income tax assets:
Accrued wages	45	46
Accrued casualty costs	146	148
Stock compensation	37	44
Retiree benefits	171	138
Other	134	125
Total deferred income tax assets	533	501
Net deferred income tax liability	$(11,992)	$(11,302)

When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized based on management’s judgments using available evidence for purposes of estimating whether future taxable income will be sufficient to realize a deferred tax asset. In 2019 and 2018, there were no valuation allowances.

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

A reconciliation of changes in unrecognized tax benefits liabilities/(assets) from the beginning to the end of the reporting period is as follows:

Millions	2019	2018	2017
Unrecognized tax benefits at January 1	$174	$179	$125
Increases for positions taken in current year	20	30	38
Increases for positions taken in prior years	44	9	51
Decreases for positions taken in prior years	(96)	(30)	(56)
Refunds from/(payments to) and settlements with taxing authorities	(11)	21	64
Increases/(decreases) for interest and penalties	(5)	4	-
Lapse of statutes of limitations	(62)	(39)	(43)
Unrecognized tax benefits at December 31	$64	$174	$179

We recognize interest and penalties as part of income tax expense. Total accrued liabilities for interest and penalties were $3 million and $8 million at December 31, 2019, and 2018, respectively. Total interest and penalties recognized as part of income tax expense (benefit) were ($4) million for 2019, ($1) million for 2018, and ($3) million for 2017.

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

Several state tax authorities are examining our state income tax returns for years 2015 through 2017.

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

Millions	2019	2018	2017
Unrecognized tax benefits that would reduce the effective tax rate	$39	$63	$83
Unrecognized tax benefits that would not reduce the effective tax rate	25	111	96
Total unrecognized tax benefits	$64	$174	$179

9. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31:

Millions, Except Per Share Amounts	2019	2018	2017
Net income	$5,919	$5,966	$10,712
Weighted-average number of shares outstanding:
Basic	703.5	750.9	798.4
Dilutive effect of stock options	1.2	1.9	1.8
Dilutive effect of retention shares and units	1.4	1.5	1.5
Diluted	706.1	754.3	801.7
Earnings per share – basic	$8.41	$7.95	$13.42
Earnings per share – diluted	$8.38	$7.91	$13.36

Common stock options totaling 0.5 million, 0.3 million, and 1.6 million for 2019, 2018, and 2017, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

10. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2019	$(1,192)	$(223)	$(1,415)
Other comprehensive income/(loss) before reclassifications	(86)	17	(69)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	36	-	36
OPEB Plan amendment (Note 6)	92	-	92
Net year-to-date other comprehensive income/(loss), net of taxes of ($15) million	42	17	59
Balance at December 31, 2019	$(1,150)	$(206)	$(1,356)

Balance at January 1, 2018	$(1,029)	$(112)	$(1,141)
Other comprehensive income/(loss) before reclassifications	(1)	(36)	(37)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	63	-	63
Net year-to-date other comprehensive income/(loss), net of taxes of ($22) million	62	(36)	26
Reclassification due to ASU 2018-02 adoption [b]	(225)	(75)	(300)
Balance at December 31, 2018	$(1,192)	$(223)	$(1,415)

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

11. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, creditworthiness of customers, and current economic conditions. At December 31, 2019, and December 31, 2018, our accounts receivable were reduced by $4 million and $3 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial Position. At December 31, 2019, and December 31, 2018, receivables classified as other assets were reduced by allowances of $35 million and $27 million, respectively.

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

The amount recorded under the Receivables Facility was $400 million at both December 31, 2019, and December 31, 2018. The Receivables Facility was supported by $1.3 billion and $1.4 billion of accounts receivable as collateral at December 31, 2019, and December 31, 2018, respectively, which, as a retained interest, is included in accounts receivable, net in our Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $14 million, $15 million, and $6 million for 2019, 2018, and 2017, respectively.

12. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2019	Cost	Depreciation	Value	Useful Life
Land	$5,276	$ N/A	$5,276	N/A
Road:
Rail and other track material	17,178	6,381	10,797	42
Ties	10,693	3,186	7,507	34
Ballast	5,752	1,669	4,083	34
Other roadway [a]	20,331	4,056	16,275	48
Total road	53,954	15,292	38,662	N/A
Equipment:
Locomotives	9,467	3,434	6,033	18
Freight cars	2,083	779	1,304	25
Work equipment and other	1,081	322	759	18
Total equipment	12,631	4,535	8,096	N/A
Technology and other	1,136	503	633	12
Construction in progress	1,249	-	1,249	N/A
Total	$74,246	$20,330	$53,916	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2018	Cost	Depreciation	Value	Useful Life
Land	$5,264	$ N/A	$5,264	N/A
Road:
Rail and other track material	16,785	6,156	10,629	43
Ties	10,409	3,025	7,384	34
Ballast	5,561	1,595	3,966	34
Other roadway [a]	19,584	3,766	15,818	48
Total road	52,339	14,542	37,797	N/A
Equipment:
Locomotives	9,792	3,861	5,931	19
Freight cars	2,229	929	1,300	24
Work equipment and other	1,040	301	739	19
Total equipment	13,061	5,091	7,970	N/A
Technology and other	1,117	493	624	12
Construction in progress	1,024	-	1,024	N/A
Total	$72,805	$20,126	$52,679	N/A

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

We determine the estimated service lives of depreciable railroad assets by means of depreciation studies. We perform depreciation studies at least every 3 years for equipment and every 6 years for track assets (i.e., rail and other track material, ties, and ballast) and other road property. Our depreciation studies take into account the following factors:

•Statistical analysis of historical patterns of use and retirements of each of our asset classes;

•Evaluation of any expected changes in current operations and the outlook for continued use of the assets;

•Evaluation of technological advances and changes to maintenance practices; and

•Expected salvage to be received upon retirement.

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

Costs incurred that extend the useful life of an asset, improve the safety of our operations or improve operating efficiency are capitalized, while normal repairs and maintenance are expensed as incurred. These costs are allocated using appropriate statistical bases. Total expense for repairs and maintenance incurred was $2.3 billion for 2019, $2.5 billion for 2018, and $2.5 billion for 2017.

Assets held under finance leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

13. Accounts Payable and Other Current Liabilities

	Dec. 31,	Dec. 31,
Millions	2019	2018
Accounts payable	$749	$872
Income and other taxes payable	496	694
Accrued wages and vacation	370	384
Current operating lease liabilities (Note 17)	362	-
Interest payable	289	317
Accrued casualty costs	190	211
Equipment rents payable	100	107
Other	538	575
Total accounts payable and other current liabilities	$3,094	$3,160

14. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of December 31, 2019, the Company had $75 million of short-term investments, of which $15 million are in a trust for the purpose of providing collateral for payment of certain other long-term liabilities, and as such are reclassified as other assets. All short-term investments have a maturity of less than one year and are classified as held-to-maturity. There were no transfers out of Level 2 during the year ended December 31, 2019.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At December 31, 2019, the fair value of total debt was $27.2 billion, approximately $2.0 billion more than the carrying value. At December 31, 2018, the fair value of total debt was $21.9 billion, approximately $0.5 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

15. Debt

Total debt as of December 31, 2019, and 2018, is summarized below:

Millions	2019	2018
Notes and debentures, 1.8% to 7.1% due through September 15, 2067	$24,008	$20,627
Equipment obligations, 2.6% to 6.2% due through January 2, 2031	923	969
Finance leases, 3.1% to 8.0% due through December 10, 2028	605	754
Receivables securitization (Note 11)	400	400
Term loans - floating rate, due through October 29, 2020	250	250
Commercial paper, 1.8% to 2.0% due through January 9, 2020	200	200
Medium-term notes, 9.3% to 10.0% due through April 15, 2020	8	8
Unamortized discount and deferred issuance costs	(1,194)	(817)
Total debt	25,200	22,391
Less: current portion	(1,257)	(1,466)
Total long-term debt	$23,943	$20,925

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2019, excluding market value adjustments:

Millions
2020	$1,259
2021	1,256
2022	1,802
2023	1,391
2024	1,445
Thereafter	19,241
Total principal	26,394
Unamortized discount and deferred issuance costs	(1,194)
Total debt	$25,200

Equipment Encumbrances – Equipment with a carrying value of approximately $1.6 billion and $1.8 billion at December 31, 2019, and 2018, respectively, served as collateral for finance leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire or refinance such railroad equipment.

Debt Redemptions – Effective as of March 15, 2018, we redeemed, in entirety, the Missouri Pacific 5% Income Debentures due January 1, 2045, the Chicago and Eastern Illinois 5% Income Debentures due January 1, 2054, and the Missouri Pacific 4.75% General Mortgage Income Bonds Series A due January 1, 2020 and Series B due January 1, 2030. The debentures had principal outstanding of $96 million and $2 million, respectively, and the bonds had principal outstanding of $30 million and $27 million, respectively. The bonds and debentures were assumed by the Railroad in the 1982 acquisition of the Missouri Pacific Railroad Company, with a weighted average interest rate of 4.9%. The carrying value of all four bonds and debentures at the time of redemption was $70 million, due to fair value purchase accounting adjustments related to the acquisition. The redemption resulted in an early extinguishment charge of $85 million in the first quarter of 2018.

Effective October 15, 2019, we redeemed all $163 million of our outstanding 6.125% notes due February 15, 2020. The redemption resulted in an early extinguishment charge of $2 million in the fourth quarter of 2019.

Debt Exchange - On November 20, 2019, we exchanged $1,839 million of various outstanding notes and debentures due between June 1, 2033 and September 10, 2058 (the Existing Notes) for $1,842 million of 3.839% notes (the New Notes) due March 20, 2060, plus cash consideration of approximately $373 million in addition to $19 million for accrued and unpaid interest on the Existing Notes. In accordance with ASC 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the terms of the New Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $15 million and were included in interest expense in the fourth quarter of 2019.

Credit Facilities – At December 31, 2019, we had $2.0 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during 2019. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The 5 year facility requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At December 31, 2019, the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $38.5 billion of debt (as defined in the Facility), and we had $26.4 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During 2019, we issued $9.3 billion and repaid $9.3 billion of commercial paper with maturities ranging from 1 to 32 days. As of both December 31, 2019, and 2018, we had $200 million of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

In May 2018, we entered into a short-term bilateral line of credit agreement with $1.0 billion of credit available. During the three months ended June 30, 2018, we drew and repaid $750 million. The line of credit matured on August 20, 2018. We used the proceeds for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs.

Shelf Registration Statement and Significant New Borrowings – In 2018, the Board of Directors reauthorized the issuance of up to $6.0 billion of debt securities. Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During 2019, we issued the following unsecured, fixed-rate debt securities under our shelf registration:

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

On November 14, 2019, the Board of Directors renewed its authorization for the Company to issue up to $6.0 billion of debt securities under the Shelf. This authorization replaced the prior Board authorization which had $2.0 billion of remaining authority. At December 31, 2019, we had remaining authority to issue up to $6.0 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of both December 31, 2019, and 2018, we recorded $400 million of borrowings under our Receivables Facility, as secured debt. (See further discussion of our receivables securitization facility in Note 11).

Subsequent Event – On January 31, 2020, we issued the following in unsecured, fixed rate debt securities under our current shelf registration:

Date	Description of Securities
January 31, 2020	$500 million of 2.150% Notes due February 5, 2027
$750 million of 2.400% Notes due February 5, 2030
$1.0 billion of 3.250% Notes due February 5, 2050
$750 million of 3.750% Notes due February 5, 2070

These debt securities include change-of-control provisions. After this issuance, we had remaining authority to issue up to $3.0 billion of debt securities under our shelf registration.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $1.5 billion as of December 31, 2019 and are recorded as operating lease liabilities at present value in our Consolidated Statements of Financial Position.

17. Leases

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

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use a collateralized incremental borrowing rate for all operating leases based on the information available at commencement date, including lease term, in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term and reported in equipment and other rents and financing lease expense is recorded as depreciation and interest expense in our Consolidated Statements of Income.

The following are additional details related to our lease portfolio:

		Dec. 31,
Millions	Classification	2019
Assets
Operating leases	Operating lease assets	$1,812
Finance leases	Net properties [a]	468
Total leased assets		$2,280
Liabilities
Current
Operating	Accounts payable and other current liabilities	$362
Finance	Debt due within one year	114
Noncurrent
Operating	Operating lease liabilities	1,471
Finance	Debt due after one year	491
Total lease liabilities		$2,438

[a] Finance lease assets are recorded net of accumulated amortization of $797 million as of December 31, 2019.

The lease cost components are classified as follows:

		Dec. 31,
Millions	Classification	2019
Operating lease cost [a]	Equipment and other rents	$328
Finance lease cost
Amortization of leased assets	Depreciation	72
Interest on lease liabilities	Interest expense	34
Net lease cost		$434

[a] Includes short-term lease costs of $1 million and variable lease costs of $8 million.

The following table presents aggregate lease maturities as of December 31, 2019:

Millions	Operating Leases	Finance Leases	Total
2020	$366	$143	$509
2021	293	147	440
2022	258	130	388
2023	217	88	305
2024	208	75	283
After 2024	775	124	899
Total lease payments	$2,117	$707	$2,824
Less: Interest	284	102	386
Present value of lease liabilities	$1,833	$605	$2,438

The following table presents the weighted average remaining lease term and discount rate:

Dec. 31,
2019
Weighted-average remaining lease term (years)
Operating leases	8.7
Finance leases	5.9
Weighted-average discount rate (%)
Operating leases	3.7
Finance leases	5.3

The following table presents other information related to our operating and finance leases for the year ended December 31:

Millions	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$350
Operating cash flows from finance leases	35
Financing cash flows from finance leases	112
Leased assets obtained in exchange for finance lease liabilities	-
Leased assets obtained in exchange for operating lease liabilities	64

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at December 31, 2019. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $265 million to $289 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2019	2018	2017
Beginning balance	$271	$285	$290
Current year accruals	78	74	77
Changes in estimates for prior years	(11)	(16)	(7)
Payments	(73)	(72)	(75)
Ending balance at December 31	$265	$271	$285
Current portion, ending balance at December 31	$63	$72	$66

We reassess our estimated insurance recoveries annually and have recognized an asset for estimated insurance recoveries at December 31, 2019, and 2018. Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 360 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, 20 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions	2019	2018	2017
Beginning balance	$223	$196	$212
Accruals	67	84	45
Payments	(63)	(57)	(61)
Ending balance at December 31	$227	$223	$196
Current portion, ending balance at December 31	$62	$59	$57

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

Guarantees – At December 31, 2019, and 2018, we were contingently liable for $15 million and $22 million, respectively, in guarantees. The fair value of these obligations as of both December 31, 2019, and 2018 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

19. Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022, replacing our previous repurchase program. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of December 31, 2019, we repurchased a total of $37.2 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under repurchase programs during 2018 and 2019:

	Number of Shares Purchased		Average Price Paid
	2019	2018	2019	2018
First quarter [a]	18,149,450	9,259,004	$165.79	$132.84
Second quarter [b]	3,732,974	33,229,992	171.24	142.74
Third quarter [c]	9,529,733	2,239,405	163.30	151.94
Fourth quarter [d]	3,582,212	12,490,632	167.32	153.04
Total	34,994,369	57,219,033	$165.85	$143.75
Remaining number of shares that may be repurchased under current authority			133,155,081

[a]Includes 11,795,930 shares repurchased in February 2019 under accelerated share repurchase programs.

[b]Includes 19,870,292 shares repurchased in June 2018 under accelerated share repurchase programs.

[c]Includes 3,172,900 shares repurchased in August 2019 under accelerated share repurchase programs.

[d]Includes 4,457,356 shares repurchased in October 2018 under accelerated share repurchase programs.

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

From January 1, 2020, through February 6, 2020, we repurchased 2.7 million shares at an aggregate cost of approximately $493 million.

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

UPRR had $1.4 billion and $1.3 billion recognized as investments related to TTX in our Consolidated Statements of Financial Position as of December 31, 2019, and 2018, respectively. TTX car hire expenses of $407 million in 2019, $429 million in 2018, and $388 million in 2017 are included in equipment and other rents in our Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $62 million and $66 million at December 31, 2019, and 2018, respectively.

21. Selected Quarterly Data (Unaudited)

Millions, Except Per Share Amounts
2019	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Operating revenues	$5,384	$5,596	$5,516	$5,212
Operating income	1,960	2,260	2,234	2,100
Net income	1,391	1,570	1,555	1,403
Net income per share:
Basic	1.94	2.23	2.22	2.03
Diluted	1.93	2.22	2.22	2.02

Millions, Except Per Share Amounts
2018	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Operating revenues	$5,475	$5,672	$5,928	$5,757
Operating income	1,939	2,099	2,269	2,210
Net income	1,310	1,509	1,593	1,554
Net income per share:
Basic	1.69	1.98	2.16	2.13
Diluted	1.68	1.98	2.15	2.12

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2019, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on the next page.

February 6, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Union Pacific Corporation

Omaha, Nebraska

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Union Pacific Corporation and Subsidiary Companies (the "Corporation") as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 and our report dated February 7, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Corporation’s adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

February 7, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

(a)Directors of Registrant.

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

(b)Executive Officers of Registrant.

Information concerning the executive officers of UPC and its subsidiaries is presented in Part I of this report under Information About Our Executive Officers and Principal Executive Officers of Our Subsidiaries.

(c)Delinquent Section 16(a) Reports.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of the Proxy Statement and is incorporated herein by reference.

(d)Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant.

The Board of Directors of UPC has adopted the UPC Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the Code). A copy of the Code may be found on the Internet at our website www.up.com/investor/governance. We intend to disclose any amendments to the Code or any waiver from a provision of the Code on our website.

Item 11. Executive Compensation

Information concerning compensation received by our directors and our named executive officers is presented in the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in Fiscal Year 2019, Outstanding Equity Awards at 2019 Fiscal Year-End, Option Exercises and Stock Vested in Fiscal Year 2019, Pension Benefits at 2019 Fiscal Year-End, Nonqualified Deferred Compensation at 2019 Fiscal Year-End, Potential Payments Upon Termination or Change in Control and Director Compensation in Fiscal Year 2019 segments of the Proxy Statement and is incorporated herein by reference. Additional information regarding compensation of directors, including Board committee members, is set forth in the By-Laws of UPC and the Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, both of which are included as exhibits to this report. Information regarding the Compensation and Benefits Committee is set forth in the Compensation Committee Interlocks and Insider Participation and Compensation Committee Report segments of the Proxy Statement and is incorporated herein by reference.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2019	2018	2017
Accrued casualty costs:
Balance, beginning of period	$709	$684	$716
Charges to expense	215	202	167
Cash payments and other reductions	(267)	(177)	(199)
Balance, end of period	$657	$709	$684
Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$190	$211	$194
Long-term	467	498	490
Balance, end of period	$657	$709	$684

UNION PACIFIC CORPORATION

Exhibit Index

Exhibit No.	Description
Filed with this Statement
4(a)	Description of securities registered under Section 12 of the Exchange Act.
10(a)†	Form of Performance Stock Unit Agreement dated February 6, 2020.
10(b)†	Form of Non-Qualified Stock Option Agreement for Executives dated February 6, 2020.
10(c)†	Union Pacific Corporation Policy for Recoupment of Incentive Compensation, effective January 1, 2020.
10(d)†	Union Pacific Corporation 2013 Stock Incentive Plan, effective May 16, 2013, as amended effective as of January 1, 2020.
10(e)†	Union Pacific Corporation Executive Incentive Plan, effective May 5, 2005, amended and restated effective January 1, 2020.
21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.
23	Independent Registered Public Accounting Firm’s Consent.
24	Powers of attorney executed by the directors of UPC.
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 –Jennifer L. Hamann.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Lance M. Fritz and Jennifer L. Hamann.
101

The following financial and related information from Union Pacific Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (filed with the SEC on February 7, 2020), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017, (iii) Consolidated Statements of Financial Position at December 31, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).

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

4(b)

Indenture, dated as of December 20, 1996, between UPC and Wells Fargo Bank, National Association, as successor to Citibank, N.A., as Trustee, is incorporated herein by reference to Exhibit 4.1 to UPC’s Registration Statement on Form S-3 (No. 333-18345).

4(c)

Indenture, dated as of April 1, 1999, between UPC and The Bank of New York, as successor to JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee, is incorporated herein by reference to Exhibit 4.2 to UPC’s Registration Statement on Form S-3 (No. 333-75989).

4(d)	Form of 2.950% Note due 2022 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated February 19, 2019.
4(e)	Form of 3.150% Note due 2024 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated February 19, 2019.
4(f)	Form of 3.700% Note due 2029 is incorporated by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated February 19, 2019.
4(g)	Form of 4.300% Note due 2049 is incorporated by reference to Exhibit 4.4 to the Corporation’s Current Report on Form 8-K dated February 19, 2019.
4(h)	Form of 3.550% Note due 2039 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 5, 2019.
4(i)	Form of 3.950% Note due 2059 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated August 5, 2019.

Certain instruments evidencing long-term indebtedness of UPC are not filed as exhibits because the total amount of securities authorized under any single such instrument does not exceed 10% of the Corporation’s total consolidated assets. UPC agrees to furnish the Commission with a copy of any such instrument upon request by the Commission.

10(g)†

Supplemental Thrift Plan (409A Grandfathered Component) of Union Pacific Corporation, as amended March 1, 2013, is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10(h)†

Supplemental Pension Plan for Officers and Managers (409A Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended February 1, 2013, and March 1, 2013 is incorporated herein by reference to Exhibit 10(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10(i)†

Union Pacific Corporation Key Employee Continuity Plan, as amended February 6, 2014, is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

10(j)†

Deferred Compensation Plan (409A Grandfathered Component) of Union Pacific Corporation, as amended March 1, 2013, is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10(k)†

Deferred Compensation Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, as amended December 17, 2013, is incorporated herein by reference to Exhibit 10(e) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

10(l)†

Union Pacific Corporation 2000 Directors Plan, effective as of April 21, 2000, as amended November 16, 2006, January 30, 2007 and January 1, 2009 is incorporated herein by reference to Exhibit 10(j) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(m)†

Union Pacific Corporation Stock Unit Grant and Deferred Compensation Plan for the Board of Directors (409A Non-Grandfathered Component), effective as of January 1, 2009 is incorporated herein by reference to Exhibit 10(k) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(n)†

Union Pacific Corporation Stock Unit Grant and Deferred Compensation Plan for the Board of Directors (409A Grandfathered Component), as amended and restated in its entirety, effective as of January 1, 2009 is incorporated herein by reference to Exhibit 10(l) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(o)†	UPC 2004 Stock Incentive Plan amended March 1, 2013, is incorporated herein by reference to Exhibit 10(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
10(p)

Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding Company, Inc., Union Pacific Merger Co. and Southern Pacific Rail Corporation (SP) is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(q)

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

10(r)

Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR, SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(s)†	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.
10(t)†	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.
10(u)†	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.
10(v)†	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.
10(w)†	Form of 2017 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

10(x)†	Form of 2018 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.
10(y)†	Form of 2019 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.
10(z)†

Executive Incentive Plan (2005) – Deferred Compensation Program, dated December 21, 2005 is incorporated herein by reference to Exhibit 10(g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

† Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of February, 2020.

UNION PACIFIC CORPORATION

By	/s/ Lance M. Fritz
Lance M. Fritz,
Chairman, President and
Chief Executive Officer
Union Pacific Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 7th day of February, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER
AND DIRECTOR:

	By	/s/ Lance M. Fritz
Lance M. Fritz,
Chairman, President and
Chief Executive Officer
Union Pacific Corporation

PRINCIPAL FINANCIAL OFFICER:

	By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

	By	/s/ Todd M. Rynaski
Todd M. Rynaski,
Vice President and Controller

DIRECTORS:

Andrew H. Card, Jr.*	Michael R. McCarthy*
Erroll B. Davis, Jr.*	Thomas F. McLarty III*
William J. DeLaney*	Bhavesh V. Patel*
David B. Dillon*	Jose H. Villarreal*
Deborah C. Hopkins* Jane H. Lute*	Christopher J. Williams*

* By	Rhonda S. Ferguson
Rhonda S. Ferguson, Attorney-in-fact