Form 10-Q
period 2020-03-31
UNION PACIFIC CORP
filed 2020-04-23
CIK 100885

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☐ Yes     ☒ No

As of April 17, 2020, there were 678,568,053 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended March 31,	2020	2019
Operating revenues:
Freight revenues	$4,880	$5,010
Other revenues	349	374
Total operating revenues	5,229	5,384
Operating expenses:
Compensation and benefits	1,059	1,205
Depreciation	547	549
Purchased services and materials	521	576
Fuel	434	531
Equipment and other rents	227	258
Other	298	305
Total operating expenses	3,086	3,424
Operating income	2,143	1,960
Other income (Note 6)	53	77
Interest expense	(278)	(247)
Income before income taxes	1,918	1,790
Income taxes	(444)	(399)
Net income	$1,474	$1,391
Share and Per Share (Note 8):
Earnings per share - basic	$2.15	$1.94
Earnings per share - diluted	$2.15	$1.93
Weighted average number of shares - basic	684.3	716.8
Weighted average number of shares - diluted	686.2	719.5

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended March 31,	2020	2019
Net income	$1,474	$1,391
Other comprehensive income/(loss):
Defined benefit plans	22	10
Foreign currency translation	5	27
Total other comprehensive income/(loss) [a]	27	37
Comprehensive income	$1,501	$1,428

[a]Net of deferred taxes of ($7) million and ($4) million during the three months ended March 31, 2020, and 2019, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	March 31,	December 31,
Millions, Except Share and Per Share Amounts	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,130	$831
Short-term investments (Note 13)	60	60
Accounts receivable, net (Note 10)	1,669	1,595
Materials and supplies	692	751
Other current assets	253	222
Total current assets	3,804	3,459
Investments	2,078	2,050
Net properties (Note 11)	54,121	53,916
Operating lease assets (Note 16)	1,773	1,812
Other assets	440	436
Total assets	$62,216	$61,673
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,130	$3,094
Debt due within one year (Note 14)	1,511	1,257
Total current liabilities	4,641	4,351
Debt due after one year (Note 14)	26,365	23,943
Operating lease liabilities (Note 16)	1,339	1,471
Deferred income taxes	12,088	11,992
Other long-term liabilities	1,792	1,788
Commitments and contingencies (Note 17)
Total liabilities	46,225	43,545
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,112,277,525 and 1,112,014,480 issued; 678,558,571 and 692,100,651
outstanding, respectively	2,781	2,780
Paid-in-surplus	4,112	4,523
Retained earnings	49,419	48,605
Treasury stock	(38,992)	(36,424)
Accumulated other comprehensive loss (Note 9)	(1,329)	(1,356)
Total common shareholders' equity	15,991	18,128
Total liabilities and common shareholders' equity	$62,216	$61,673

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended March 31,	2020	2019
Operating Activities
Net income	$1,474	$1,391
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	547	549
Deferred and other income taxes	91	103
Other operating activities, net	(64)	(53)
Changes in current assets and liabilities:
Accounts receivable, net	(74)	83
Materials and supplies	59	(38)
Other current assets	1	(57)
Accounts payable and other current liabilities	(168)	(259)
Income and other taxes	289	240
Cash provided by operating activities	2,155	1,959
Investing Activities
Capital investments	(807)	(752)
Maturities of short-term investments (Note 13)	70	90
Purchases of short-term investments (Note 13)	(70)	(90)
Proceeds from asset sales	8	14
Other investing activities, net	(8)	(46)
Cash used in investing activities	(807)	(784)
Financing Activities
Debt issued (Note 14)	2,996	2,992
Share repurchase programs (Note 18)	(2,556)	(2,987)
Dividends paid	(660)	(626)
Accelerated share repurchase programs pending final settlement	(400)	(500)
Debt repaid	(305)	(560)
Net issuance of commercial paper (Note 14)	(1)	299
Other financing activities, net	(71)	(23)
Cash used in financing activities	(997)	(1,405)
Net change in cash, cash equivalents and restricted cash	351	(230)
Cash, cash equivalents, and restricted cash at beginning of year	856	1,328
Cash, cash equivalents, and restricted cash at end of period	$1,207	$1,098
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$169	$149
Common shares repurchased but not yet paid	-	22
Cash (paid for)/received from:
Income taxes, net of refunds	$(11)	$(1)
Interest, net of amounts capitalized	(349)	(356)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$1,130	$1,059
Restricted cash equivalents in other current assets	65	27
Restricted cash equivalents in other assets	12	12
Total cash, cash equivalents and restricted cash equivalents per above	$1,207	$1,098

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2019	1,111.7	(386.6)	$ 2,779	$ 4,449	$ 45,284	$ (30,674)	$ (1,415)	$ 20,423
Net income			-	-	1,391	-	-	1,391
Other comprehensive income			-	-	-	-	37	37
Conversion, stock option exercises, forfeitures, and other	0.3	1.1	1	(20)	-	45	-	26
Share repurchase programs (Note 18)	-	(18.1)	-	(500)	-	(3,009)	-	(3,509)
Cash dividends declared ($0.88 per share)	-	-	-	-	(626)	-	-	(626)
Balance at March 31, 2019	1,112.0	(403.6)	$ 2,780	$ 3,929	$ 46,049	$ (33,638)	$ (1,378)	$ 17,742

Balance at January 1, 2020	1,112.0	(419.9)	$ 2,780	$ 4,523	$ 48,605	$ (36,424)	$ (1,356)	$ 18,128
Net income			-	-	1,474	-	-	1,474
Other comprehensive income			-	-	-	-	27	27
Conversion, stock option exercises, forfeitures, and other	0.3	0.5	1	(11)	-	(12)	-	(22)
Share repurchase programs (Note 18)	-	(14.3)	-	(400)	-	(2,556)	-	(2,956)
Cash dividends declared ($0.97 per share)	-	-	-	-	(660)	-	-	(660)
Balance at March 31, 2020	1,112.3	(433.7)	$ 2,781	$ 4,112	$ 49,419	$ (38,992)	$ (1,329)	$ 15,991

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2019 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2019, is derived from audited financial statements. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results for the entire year ending December 31, 2020.

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

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by three commodity groups, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. Our operating revenues are primarily derived from contracts with customers for the transportation of freight from origin to destination. Prior to 2020, we reported on four commodity groups, thus 2020 freight revenues have been realigned to the new reporting format.

The following table represents a disaggregation of our freight and other revenues:

Millions,
for the Three Months Ended March 31,	2020	2019
Bulk	$1,534	$1,620
Industrial	1,894	1,839
Premium	1,452	1,551
Total freight revenues	$4,880	$5,010
Other subsidiary revenues	214	223
Accessorial revenues	117	133
Other	18	18
Total operating revenues	$5,229	$5,384

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origin or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $583 million and $576 million, respectively, for the three months ended March 31, 2020, and March 31, 2019.

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

Information regarding stock-based compensation appears in the table below:

Millions,
for the Three Months Ended March 31,	2020	2019
Stock-based compensation, before tax:
Stock options	$4	$5
Retention awards	18	22
Total stock-based compensation, before tax	$22	$27
Excess tax benefits from equity compensation plans	$33	$39

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2020	2019
Risk-free interest rate	1.5%	2.5%
Dividend yield	2.1%	2.2%
Expected life (years)	4.9	5.2
Volatility	23.4%	22.7%
Weighted-average grant-date fair value of options granted	$32.20	$30.37

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

A summary of stock option activity during the three months ended March 31, 2020, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2020	3,502	$113.38	6.1	yrs.	$236
Granted	558	176.63		N/A	N/A
Exercised	(602)	101.15		N/A	N/A
Forfeited or expired	(6)	142.54		N/A	N/A
Outstanding at March 31, 2020	3,452	$125.69	6.6	yrs.	$85
Vested or expected to vest at March 31, 2020	3,418	$125.31	6.6	yrs.	$85
Options exercisable at March 31, 2020	2,306	$108.27	5.5	yrs.	$79

Stock options are granted at the closing price on the date of grant, have 10 year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at March 31, 2020, are subject to performance or market-based vesting conditions.

At March 31, 2020, there was $28 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years. Additional information regarding stock option exercises appears in the following table:

Millions,
for the Three Months Ended March 31,	2020	2019
Intrinsic value of stock options exercised	$48	$138
Cash received from option exercises	33	72
Treasury shares repurchased for employee taxes	(8)	(22)
Tax benefit realized from option exercises	11	34
Aggregate grant-date fair value of stock options vested	14	15

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2020, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	1,898	$112.12
Granted	304	185.97
Vested	(608)	75.89
Forfeited	(22)	134.81
Nonvested at March 31, 2020	1,572	$140.10

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to 4 years. At March 31, 2020, there was $131 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.2 years.

Performance Retention Awards – In February 2020, our Board of Directors approved performance stock unit grants. The basic terms of these performance stock units are identical to those granted in February 2019, except for different annual return on invested capital (ROIC) performance targets. The plan also includes relative operating income growth (OIG) as a modifier compared to the companies included in the S&P 500 Industrials Index. We define ROIC as net operating profit adjusted for interest expense (including interest on average operating lease liabilities) and taxes on interest divided by average invested capital adjusted for average operating lease liabilities. The modifier can be up to +/- 25% of the award earned based on the ROIC achieved.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2020 grant were as follows:

2020
Dividend per share per quarter	$0.97
Risk-free interest rate at date of grant	1.4%

Changes in our performance retention awards during the three months ended March 31, 2020, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	929	$123.32
Granted	287	166.63
Vested	(336)	102.58
Unearned	(8)	150.42
Forfeited	(32)	138.71
Nonvested at March 31, 2020	840	$145.57

At March 31, 2020, there was $29 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.6 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension and OPEB costs were as follows for the three months ended March 31:

Millions,	Pension		OPEB
for the Three Months Ended March 31,	2020	2019	2020	2019
Service cost	$27	$22	$-	$-
Interest cost	34	40	1	3
Expected return on plan assets	(70)	(68)	-	-
Amortization of:
Prior service cost	-	-	(3)	-
Actuarial loss	28	16	2	1
Net periodic benefit cost	$19	$10	$-	$4

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

Cash Contributions

For the three months ended March 31, 2020, cash contributions totaled $0 to the qualified pension plan. Any contributions made during 2020 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2020, we do not have minimum cash funding requirements for 2020.

6. Other Income

Other income included the following:

Millions,
for the Three Months Ended March 31,	2020	2019
Rental income	$31	$29
Net gain on non-operating asset dispositions	11	4
Net periodic pension and OPEB costs	8	8
Interest income	6	9
Interest income on employment tax refund	-	27
Non-operating environmental costs and other	(3)	-
Total	$53	$77

7. Income Taxes

UPC is not currently under examination by the Internal Revenue Service (IRS). The statute of limitations has run for all years prior to 2016. Several state tax authorities are examining our state tax returns for years 2015 through 2018. At March 31, 2020, we had a net liability for unrecognized tax benefits of $67 million.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts,
for the Three Months Ended March 31,	2020	2019
Net income	$1,474	$1,391
Weighted-average number of shares outstanding:
Basic	684.3	716.8
Dilutive effect of stock options	0.9	1.3
Dilutive effect of retention shares and units	1.0	1.4
Diluted	686.2	719.5
Earnings per share – basic	$2.15	$1.94
Earnings per share – diluted	$2.15	$1.93
Stock options excluded as their inclusion would be anti-dilutive	0.7	0.4

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2020, and 2019, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2020	$(1,150)	$(206)	$(1,356)
Other comprehensive income/(loss) before reclassifications	2	5	7
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	20	-	20
Net year-to-date other comprehensive income/(loss), net of taxes of ($7) million	22	5	27
Balance at March 31, 2020	$(1,128)	$(201)	$(1,329)

Balance at January 1, 2019	$(1,192)	$(223)	$(1,415)
Other comprehensive income/(loss) before reclassifications	(3)	27	24
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	13	-	13
Net year-to-date other comprehensive income/(loss), net of taxes of ($4) million	10	27	37
Balance at March 31, 2019	$(1,182)	$(196)	$(1,378)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, creditworthiness of customers, and current economic conditions. At March 31, 2020, and December 31, 2019, our accounts receivable were reduced by $22 million and $4 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At March 31, 2020, and December 31, 2019, receivables classified as other assets were reduced by allowances of $38 million and $35 million, respectively.

Receivables Securitization Facility – The Railroad maintains an $800 million, 3-year receivables securitization facility (the Receivables Facility) maturing in July 2022. Under the Receivables Facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount recorded under the Receivables Facility was $400 million at both March 31, 2020, and December 31, 2019. The Receivables Facility was supported by $1.4 billion and $1.3 billion of accounts receivable as collateral at March 31, 2020, and December 31, 2019, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $3 million and $4 million for the three months ended March 31, 2020, and 2019, respectively.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of March 31, 2020	Cost	Depreciation	Value	Useful Life
Land	$5,275	$ N/A	$5,275	N/A
Road:
Rail and other track material	17,288	6,440	10,848	42
Ties	10,793	3,230	7,563	34
Ballast	5,798	1,687	4,111	34
Other roadway [a]	20,486	4,124	16,362	48
Total road	54,365	15,481	38,884	N/A
Equipment:
Locomotives	9,456	3,453	6,003	18
Freight cars	2,089	783	1,306	24
Work equipment and other	1,094	330	764	18
Total equipment	12,639	4,566	8,073	N/A
Technology and other	1,193	490	703	12
Construction in progress	1,186	-	1,186	N/A
Total	$74,658	$20,537	$54,121	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2019	Cost	Depreciation	Value	Useful Life
Land	$5,276	$ N/A	$5,276	N/A
Road:
Rail and other track material	17,178	6,381	10,797	42
Ties	10,693	3,186	7,507	34
Ballast	5,752	1,669	4,083	34
Other roadway [a]	20,331	4,056	16,275	48
Total road	53,954	15,292	38,662	N/A
Equipment:
Locomotives	9,467	3,434	6,033	18
Freight cars	2,083	779	1,304	25
Work equipment and other	1,081	322	759	18
Total equipment	12,631	4,535	8,096	N/A
Technology and other	1,136	503	633	12
Construction in progress	1,249	-	1,249	N/A
Total	$74,246	$20,330	$53,916	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Mar. 31,	Dec. 31,
Millions	2020	2019
Income and other taxes payable	$754	$496
Accounts payable	711	749
Accrued wages and vacation	366	370
Current operating lease liabilities (Note 16)	326	362
Interest payable	204	289
Accrued casualty costs	177	190
Equipment rents payable	105	100
Other	487	538
Total accounts payable and other current liabilities	$3,130	$3,094

13. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of March 31, 2020, the Company had $75 million of short-term investments, of which $15 million are in a trust for the purpose of providing collateral for payment of certain other long-term liabilities, and as such are reclassified as other assets. All short-term investments have a maturity of less than one year and are classified as held-to-maturity. There were no transfers out of Level 2 during the three months ended March 31, 2020.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At March 31, 2020, the fair value of total debt was $29.5 billion, approximately $1.6 billion more than the carrying value. At December 31, 2019, the fair value of total debt was $27.2 billion, approximately $2.0 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At March 31, 2020, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the three months ended March 31, 2020. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The 5 year facility, set to expire on June 8, 2023, requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At March 31, 2020, the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $39.0 billion of debt (as defined in the Facility), and we had $29.1 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2020, we issued $0.9 billion and repaid $0.9 billion of commercial paper with maturities ranging from 14 to 36 days, and at March 31, 2020, we had $200 million of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

Shelf Registration Statement and Significant New Borrowings – In 2019, our Board of Directors reauthorized the issuance of up to $6 billion of debt securities. Under our shelf registration, we may issue, from time to time any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the three months ended March 31, 2020, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 31, 2020	$500 million of 2.150% Notes due February 5, 2027
$750 million of 2.400% Notes due February 5, 2030
$1.0 billion of 3.250% Notes due February 5, 2050
$750 million of 3.750% Notes due February 5, 2070

We used the net proceeds from this offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At March 31, 2020, we had remaining authority from the Board of Directors to issue up to $3.0 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of both March 31, 2020, and December 31, 2019, we recorded $400 million of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

Subsequent Event – On April 7, 2020, we issued the following unsecured, fixed-rate debt security under our current shelf registration:

fc

Date	Description of Securities
April 7, 2020	$750 million of 3.250% Notes due February 5, 2050

Proceeds from this offering are for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. The debt security includes a change-of-control provision. After this issuance, we had remaining authority from the Board of Directors to issue up to $2.25 billion of debt securities under our shelf registration.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $1.3 billion as of March 31, 2020 and are recorded as operating lease liabilities at present value in our Consolidated Statements of Financial Position.

16. Leases

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

The following are additional details related to our lease portfolio:

		Mar. 31,	Dec. 31,
Millions	Classification	2020	2019
Assets
Operating leases	Operating lease assets	$1,773	$1,812
Finance leases	Net properties [a]	444	468
Total leased assets		$2,217	$2,280
Liabilities
Current
Operating	Accounts payable and other current liabilities	$326	$362
Finance	Debt due within one year	119	114
Noncurrent
Operating	Operating lease liabilities	1,339	1,471
Finance	Debt due after one year	433	491
Total lease liabilities		$2,217	$2,438

[a] Finance lease assets are recorded net of accumulated amortization of $766 million and $797 million as of March 31, 2020 and December 31, 2019.

The lease cost components are classified as follows:

Millions,
for the Three Months Ended March 31,	Classification	2020	2019
Operating lease cost [a]	Equipment and other rents	$69	$93
Finance lease cost
Amortization of leased assets	Depreciation	17	18
Interest on lease liabilities	Interest expense	7	9
Net lease cost		$93	$120

[a] Includes short-term lease costs of $0.0 million and $0.2 million for the three months ended March 31, 2020, and 2019, respectively, and variable lease costs of $1.8 million and $1.9 million for the three months ended March 31, 2020, and 2019, respectively.

The following table presents aggregate lease maturities as of March 31, 2020:

Millions	Operating Leases	Finance Leases	Total
2020	$147	$84	$231
2021	302	142	444
2022	267	127	394
2023	226	88	314
2024	216	75	291
After 2024	777	124	901
Total lease payments	$1,935	$640	$2,575
Less: Interest	270	88	358
Present value of lease liabilities	$1,665	$552	$2,217

The following table presents the weighted average remaining lease term and discount rate:

Mar. 31,
2020
Weighted-average remaining lease term (years)
Operating leases	8.3
Finance leases	5.8
Weighted-average discount rate
Operating leases	3.7
Finance leases	5.2

The following table presents other information related to our operating and finance leases:

Millions,
for the Three Months Ended March 31,	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$210	215
Operating cash flows from finance leases	13	17
Financing cash flows from finance leases	41	58
Leased assets obtained in exchange for finance lease liabilities	-	-
Leased assets obtained in exchange for operating lease liabilities	45	9

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at March 31, 2020. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $270 million to $295 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2020	2019
Beginning balance	$265	$271
Current year accruals	18	18
Changes in estimates for prior years	2	(2)
Payments	(15)	(21)
Ending balance at March 31	$270	$266
Current portion, ending balance at March 31	$62	$67

We reassess our estimated insurance recoveries annually and have recognized an asset for estimated insurance recoveries at both March 31, 2020, and December 31, 2019. Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 359 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, 20 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2020	2019
Beginning balance	$227	$223
Accruals	15	10
Payments	(16)	(17)
Ending balance at March 31	$226	$216
Current portion, ending balance at March 31	$64	$63

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

Guarantees – At both March 31, 2020 and December 31, 2019, we were contingently liable for $15 million in guarantees. The fair value of these obligations as of both March 31, 2020, and December 31, 2019 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

18. Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of March 31, 2020, we repurchased a total of $39.7 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under repurchase programs during 2020 and 2019:

	Number of Shares Purchased		Average Price Paid
	2020	2019	2020	2019
First quarter [a]	14,305,793	18,149,450	$178.66	$165.79
Remaining number of shares that may be repurchased under current authority			118,849,288

[a]Includes 8,786,380 and 11,795,930 shares repurchased in February 2020 and 2019, respectively, under accelerated share repurchase programs.

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

On February 19, 2020, the Company received 8,786,380 shares of its common stock repurchased under ASRs for an aggregate of $2.0 billion. When the shares were received, the exchange was accounted for as an equity transaction with $1.6 billion of the aggregate amount allocated to treasury stock and the remaining $0.4 billion allocated to paid-in-surplus. This delivery of shares represents the initial and likely minimum number of shares that we may receive under the ASRs initiated in 2020. The final settlement is expected to be completed prior to the end of the third quarter of 2020.

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

UPRR had $1.4 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both March 31, 2020, and December 31, 2019. TTX car hire expenses of $96 million and $105 million for the three months ended March 31, 2020, and 2019, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $65 million and $62 million as of March 31, 2020, and December 31, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020, Compared to

Three Months Ended March 31, 2019

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

Cautionary Information

Statements in this Form 10-Q/filing, including forward-looking statements, speak only as of and are based on information we have learned as of April 23, 2020. We assume no obligation to update any such information to reflect subsequent developments, changes in assumptions or changes in other factors affecting forward-looking information. If we do update one or more of these statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other statements.

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are forward-looking statements within the meaning of Section 27A Securities Act of 1933 and the Section 21E of the Exchange Act. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Effects from COVID-19” in Item 2 regarding the impact of the COVID-19 pandemic on our business and operations, “Liquidity and Capital Resources” in Item 2 regarding our capital plan, statements under the caption “Share Repurchase Programs”, statements under the caption “Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments”, and statements under the caption “Other Matters.” Forward-looking statements and information also include any other statements or information in this report regarding: potential impacts of the COVID-19 pandemic on our business operations, financial results and financial position and on the world economy (including our customers and supply chains), including as a result of decreased volume and carloadings; closing of customer manufacturing; distribution or production facilities; expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to risks and uncertainties over which management has little or no influence or control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic. The Risk Factors in Item 1A of our 2019 Annual Report on Form 10-K, filed February 7, 2020 and in Part II, Item 1A of this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2019 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first three months of 2020.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $2.15 per diluted share on net income of $1.5 billion and an all-time record operating ratio of 59.0% in the first quarter of 2020 compared to earnings of $1.93 per diluted share on net income of $1.4 billion for the first quarter of 2019. Freight revenues decreased 3% in the quarter compared to the same period in 2019 driven by a 7% volume decline. Average revenue per car (ARC) was up 5% due to positive mix of traffic and core pricing gains partially offset by lower fuel surcharge revenue. Growth in shipments of petroleum products, construction, metals, liquid petroleum gas (LPG), industrial chemicals, and plastics were more than offset by declines in intermodal, coal and frac sand shipments.

Productivity initiatives, volume declines, lower fuel prices and elimination of additional costs from weather events in 2019 drove operating expenses down 10% from 2019. These factors, coupled with price increases, more than offset the impact of the revenue decline as operating income increased 9% in the first quarter compared to the same period in 2019.

Effects from COVID-19

As COVID-19 spread throughout the world, our first quarter revenue was negatively impacted by the disruptions to China’s supply chain starting in mid-February and the closure of the U.S. automotive plants at the end of March. With the continuation of the pandemic into the second quarter and its further spread, we have seen material volume declines from March in autos, intermodal, chemicals, petroleum, coal and metals offset by increases in grain, construction and pulp and paper products. Demand driven resources will be adjusted to match the volumes and other cost savings initiatives will be implemented in the second quarter. In addition, we have to date incurred and expect to continue to incur additional expenses associated with keeping our employees, customers and communities safe. While we do not currently expect these expenses to have a material negative impact on our second quarter results overall, they may impact trends on certain expense lines.

Although the pandemic is causing economic disruptions, our rail network remains fluid and we have continued to serve our customers with minimal impact. Safety is our first priority and we are taking precautions to protect the health and wellbeing of our employees, as they play the most critical role in keeping our operations running. Our employees responsible for operating freight trains as well as maintaining rail infrastructure and equipment were deemed essential critical infrastructure workers by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Agency (CISA). In addition, the border restrictions on non-essential travel between the U.S., Canada and Mexico do not apply to freight shipments related to international trade. While our operations are currently not materially negatively affected, it is not possible to predict whether or how they may be negatively affected if the pandemic persists for an extended period. While we respond to this evolving situation, we intend to continue to execute on our strategic Unified Plan 2020.

We believe the steps we have taken to enhance our capital structure and liquidity have strengthened our ability to operate through current conditions. During the first quarter, we generated $2.2 billion of cash from operations. On March 31, 2020, we had $1.1 billion of cash and cash equivalents and $2 billion of credit available under our revolving credit facility and up to $400 million undrawn on the Receivables Facility. On April 7, 2020, we issued $750 million of long-term debt. We have $949 million of debt maturing before the end of the year. Based on our current cash position and outlook, we do not expect any issue funding our debt maturities in 2020. We have been, and we expect to continue to be, in compliance with our debt covenants. We will utilize some of the tax payment deferral opportunities provided by the IRS and Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Our bad debt provision may increase in 2020 if the creditworthiness of our customers deteriorates. We plan to maintain our dividend but have currently suspended our share repurchase activity with the exception of the final settlement on our $2 billion accelerated share repurchase program initiated on February 18, 2020.

This situation is fluid and highly uncertain, and, while the industrial sector may begin to rebound in the second quarter, consumer and industrial demand for these goods may have a longer recovery period. Even though the timing is unknown, we have adequate resources that can be put into service quickly when volume returns. Select locomotives, although not currently in use, are stored and maintained so they can be returned to service immediately. We also maintain a program for our train service employees to work a reduced schedule that allows them to stay qualified and return to full time status without additional training (alternate work status). We continue to maintain existing processes and procedures, including but not limited to processes and procedures around protection of our technology systems and proprietary data, even though a significant number of our employees are working from home. During this time of uncertainty, the health and wellbeing of our employees is top of mind as we continue our operating transformation and now navigate the challenges presented by the pandemic. Despite all of the steps taken to mitigate the risk presented by the pandemic, the impact on our 2020 financial and operating results could be material.

Operating Revenues

Millions,			%
for the Three Months Ended March 31,	2020	2019	Change
Freight revenues	$4,880	$5,010	(3)%
Other subsidiary revenues	214	223	(4)
Accessorial revenues	117	133	(12)
Other	18	18	-
Total	$5,229	$5,384	(3)%

We generate freight revenues by transporting freight or other materials from our three commodity groups. Prior to 2020, we reported on four commodity groups, thus 2020 commodity, ARC, and carloadings have been realigned to the new reporting format. Freight revenues vary with volume (carloads) and ARC. Changes in price, traffic mix and fuel surcharges drive ARC. Customer incentives, which are primarily provided for shipping to/from specific locations or based on cumulative volumes, are recorded as a reduction to operating revenues. Customer incentives that include variable consideration based on cumulative volumes are estimated using the expected value method, which is based on available historical, current, and forecasted volumes, and recognized as the related performance obligation is satisfied. We recognize freight revenues over time as shipments move from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred.

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

Freight revenue decreased 3% during the first quarter of 2020 compared to 2019, resulting from a 7% volume decline and lower fuel surcharge, partially offset by positive mix of traffic and core pricing gains. Fewer shipments of intermodal, coal and frac sand partially offset by increases in petroleum products, construction, metals, LPG, industrial chemicals, and plastics shipments drove the volume declines.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $351 million in the first quarter of 2020 compared to $398 million in the same period of 2019. The decline was driven by reduced volume and lower fuel prices.

Other revenue decreased in the first quarter compared to 2019 due to volume declines in intermodal. Lower revenue at our subsidiaries, primarily those that broker intermodal, transload, and refrigerated warehousing logistics services also contributed to the first quarter decrease compared to 2019.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues
Millions,			%
for the Three Months Ended March 31,	2020	2019	Change
Grain & grain products	$689	$665	4%
Fertilizer	174	159	9
Food & refrigerated	250	242	3
Coal & renewables	421	554	(24)
Bulk	1,534	1,620	(5)
Industrial chemicals & plastics	495	452	10
Metals & minerals	469	536	(13)
Forest products	303	285	6
Energy & specialized markets	627	566	11
Industrial	1,894	1,839	3
Automotive	524	520	1
Intermodal	928	1,031	(10)
Premium	1,452	1,551	(6)
Total	$4,880	$5,010	(3)%

Revenue Carloads
Thousands,			%
for the Three Months Ended March 31,	2020	2019	Change
Grain & grain products	175	169	4%
Fertilizer	46	43	7
Food & refrigerated	48	47	2
Coal & renewables	208	256	(19)
Bulk	477	515	(7)
Industrial chemicals & plastics	154	148	4
Metals & minerals	174	180	(3)
Forest products	56	56	-
Energy & specialized markets	162	147	10
Industrial	546	531	3
Automotive	208	210	(1)
Intermodal [a]	709	831	(15)
Premium	917	1,041	(12)
Total	1,940	2,087	(7)%

[a] For intermodal shipments each container or trailer equals one carload.

Average Revenue per Car			%
for the Three Months Ended March 31,	2020	2019	Change
Grain & grain products	$3,940	$3,924	-%
Fertilizer	3,768	3,718	1
Food & refrigerated	5,277	5,219	1
Coal & renewables	2,022	2,162	(6)
Bulk	3,219	3,146	2
Industrial chemicals & plastics	3,205	3,047	5
Metals & minerals	2,697	2,968	(9)
Forest products	5,457	5,145	6
Energy & specialized markets	3,866	3,865	-
Industrial	3,469	3,465	-
Automotive	2,525	2,472	2
Intermodal [a]	1,307	1,241	5
Premium	1,583	1,489	6
Average	$2,516	$2,401	5%

[a] For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated goods, and coal and renewables. Freight revenue from bulk shipments decreased in the first quarter of 2020 compared to 2019 due to a 7% volume decline and lower fuel surcharge revenue, partially offset by positive business mix and core pricing gains. Volume declines were driven by a reduction in coal shipments partially offset by growth in ethanol and fertilizer shipments. Continued softness in market conditions due to historically low natural gas prices, a mild winter and weak export demand drove the 20% decline in coal shipments in the first quarter 2020 compared to the same period in 2019, which was negatively impacted by last year’s weather events.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenue from industrial shipments increased 3% in the first quarter compared to 2019 due to a 3% increase in volume and core pricing gains, partially offset by a negative mix of traffic and lower fuel surcharge revenue. Growth in petroleum products, construction, metals, LPG, industrial chemicals and plastics more than offset the declines in frac sand. In the first part of the quarter, favorable Canadian spreads facilitated strength in Canadian crude business to the U.S. Gulf. Mexican market strength drove increased LPG shipments. In addition, volume increases were driven by strong market demand in construction, industrial chemicals and plastics. Strong metals shipments were due to inventory replenishments. Sand shipments decreased due to the use of local sand and drilling declines compared to first quarter 2019.

Premium – Premium includes shipments of finished automobiles, automotive parts, and various merchandise in intermodal containers, both domestic and international. Premium revenue declined 6% compared to 2019 as a 12% decline in premium volume more than offset a 6% improvement in ARC, driven by positive mix of traffic and core pricing gains. The decrease in premium volume was concentrated in international intermodal shipments, which faced a difficult year-over-year comparison due to trade uncertainty and expected tariffs in early 2019. The 2020 impacts of the COVID-19 pandemic, including the extended Lunar New Year holiday, materially disrupted supply chains in China and the surrounding regions. Domestic shipments were also impacted negatively due to the disrupted supply chain driving weak imports and fewer shipments off the west coast. The surplus in truck capacity also contributed to the weakness in domestic shipments. Automotive shipments were strong for most of the first quarter until the pandemic closed dealerships and manufacturing plants in North America the last few weeks in March and into the second quarter, resulting in a 1% decline in volume compared to first quarter 2019.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 1% as positive mix of traffic and pricing gains more than offset the 2% decline in shipments. Growth in beer, LPG and industrial chemical shipments were more than offset by declines in coal and intermodal shipments.

Operating Expenses

Millions,			%
for the Three Months Ended March 31,	2020	2019	Change
Compensation and benefits	$1,059	$1,205	(12)%
Depreciation	547	549	-
Purchased services and materials	521	576	(10)
Fuel	434	531	(18)
Equipment and other rents	227	258	(12)
Other	298	305	(2)
Total	$3,086	$3,424	(10)%

Operating expenses decreased $338 million in the first quarter compared to 2019 driven by productivity initiatives, volume declines, lower fuel prices and lower year-over-year weather-related costs. Partially offsetting these decreases compared to 2019 are an employment tax refund recognized in 2019, inflation and increased bad debt expense.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the first quarter, expenses decreased 12% compared to 2019 due to a 15% reduction in employee levels driven by a 7% decline in carload volumes and productivity initiatives. Comparisons with the first quarter of 2019 were favorably impacted by fewer workforce reduction expenses and decreased weather-related costs, offset by an employment tax refund recognized in 2019.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was essentially flat compared to the first quarter of 2019.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 10% primarily due to lower locomotive maintenance expenses due to a smaller active fleet, volume-related costs for intermodal and transload services, costs associated with derailments, professional services costs and lower year-over-year weather-related costs.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. A 10% decline in locomotive diesel fuel prices, which averaged $1.87 per gallon (including taxes and transportation costs) in the first quarter of 2020 compared to $2.07 per gallon in the same period in 2019, a 5% improvement in the fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-mile in thousands, and a 4% decline in gross ton-miles drove the decrease in the first quarter compared to the same period in 2019.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense decreased 12% in the first quarter compared to 2019, driven by lower locomotive and freight car lease expenses, decreased car rent expense due to volume declines, and improved cycle time partially offset by lower equity income from our investment in TTX Company.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs decreased 2% in the first quarter compared to 2019 driven primarily by lower costs associated with destroyed equipment and freight loss and damage costs. Conversely, additional bad debt expense associated with the pandemic-induced uncertainty related to certain customer receivables partially offset these decreases versus 2019.

Non-Operating Items

Millions,			%
for the Three Months Ended March 31,	2020	2019	Change
Other income	$53	$77	(31)%
Interest expense	(278)	(247)	13
Income taxes	(444)	(399)	11

Other Income – Other income decreased in the first quarter of 2020 compared to 2019 as a result of $27 million in interest income associated with an employment tax refund in 2019.

Interest Expense – Interest expense increased in the first quarter of 2020 compared to 2019 due to an increase in the weighted-average debt level of $27.3 billion in 2020 compared to $23.6 billion in 2019, partially offset by a lower effective interest rate of 4.1% in 2020 compared to 4.3% in 2019.

Income Taxes – Income taxes increased in the first quarter of 2020 compared to 2019 due to higher pre-tax income. Our effective tax rates for the first quarter of 2020 and 2019 were 23.1% and 22.3%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Surface Transportation Board (STB). We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

In an effort to operate a safe, reliable and efficient railroad, management uses these key operating metrics to evaluate the health of our network. The metrics are continuously measured to determine our productivity, asset utilization, and network efficiency in striving to provide a consistent, reliable service product to our customers.

Railroad performance measures are included in the table below:

			%
For the Three Months Ended March 31,	2020	2019	Change
Gross ton-miles (GTMs) (billions)	201.3	210.3	(4)%
Revenue ton-miles (billions)	99.7	106.7	(7)
Freight car velocity (daily miles per car) [a]	209	194	8
Average train speed (miles per hour) [a] [b]	25.4	24.6	3
Average terminal dwell time (hours) [a] [b]	23.8	26.8	(11)
Locomotive productivity (GTMs per horsepower day)	131	111	18
Train length (feet)	8,396	7,292	15
Intermodal car trip plan compliance (%)	85	66	19	pts
Manifest/Automotive car trip plan compliance (%)	64	63	1	pts
Workforce productivity (car miles per employee)	894	812	10
Total employees (average)	33,872	40,053	(15)
Operating ratio	59.0	63.6	(4.6)	pts

[a] Prior years have been recast to conform to the current year presentation which reflects minor refinements.

[b] As reported to the STB.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 4% and 7%, respectively, in 2020 compared to 2019, driven by a 7% decline in carloadings. Changes in commodity mix drove the variance in year-over-year decreases between gross ton-miles and revenue ton-miles and carloads.

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Continued implementation of Unified Plan 2020 was the primary driver of the 8% improvement from 2019 as both average terminal dwell and average train speed improved in the first quarter of 2020 compared to the same period in 2019. Average terminal dwell time in 2020 decreased 11% compared to 2019 largely due to improved terminal processes, transportation plan changes to eliminate switches, and a decrease in freight car inventory levels. Average train speed in the first quarter of 2020 improved 3% compared to the first quarter of 2019 as weather-related challenges slowed trains in 2019.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower. Locomotive productivity increased 18% in the first quarter compared to 2019 driven by a 23% reduction in our average active fleet size due to transportation plan changes and lower locomotive dwell times.

Train Length – Train length is the average maximum train length on a route measured in feet. Our average train length increased 15%, to 8,396 feet, in the first quarter 2020 compared to same period in 2019 as a result of blending service products and transportation plan changes.

Car Trip Plan Compliance – Car trip plan compliance is the percentage of cars delivered on time in accordance with our original trip plan. Our network trip plan compliance is broken into intermodal containers / trailers and manifest / automotive railcars. Intermodal car trip plan compliance improved 19 points, to 85%, in the first quarter of 2020 compared to same period in 2019 as a result of improved train speed and reduced dwell at our origin and destination ramps. Manifest / automotive car trip plan compliance of 64% was 1 point better in the first quarter compared to 2019 due to improved car dwell in our yards and more reliable first mile last mile service. Both metrics improvement was partially due to milder weather relative to the series of significant weather events in the first quarter of 2019.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 10% as average daily car miles decreased 7% while employees decreased 15% compared to 2019. Lower car volumes drove the decline in average daily car miles. The 15% decline in employee levels was driven by a 7% decline in carload volumes, productivity initiatives and a smaller capital workforce. At the end of the first quarter, approximately 3,800 employees across all crafts were either furloughed or in alternate work status.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio of 59.0% was an all-time record and improved 4.6 points compared to 2019 mainly driven by productivity initiatives, lower fuel prices, and elimination of additional costs associated with weather-related challenges in 2019, which were partially offset by inflation and other cost increases.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Mar. 31,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2020	2019
Net income	$6,002	$5,919
Add:
Income tax expense	1,873	1,828
Depreciation	2,214	2,216
Interest expense	1,081	1,050
EBITDA	$11,170	$11,013
Adjustments:
Other income	(219)	(243)
Interest on operating lease liabilities [b]	62	68
Adjusted EBITDA	$11,013	$10,838
Debt	$27,876	$25,200
Operating lease liabilities	1,665	1,833
Unfunded pension and OPEB, net of taxes of $116 and $124	387	400
Adjusted debt	$29,928	$27,433
Adjusted debt / Adjusted EBITDA	2.7	2.5

[a]The trailing twelve month income statement information ended March 31, 2020 is recalculated by taking the twelve months ended December 31, 2019, subtracting the three months ended March 31, 2019, and adding the three months ended March 31, 2020.

[b]Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

Adjusted debt to Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, other income and interest on operating lease liabilities) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to Adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income. The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA. At both March 31, 2020 and December 31, 2019, the incremental borrowing rate on operating lease liabilities was 3.7%.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Three Months Ended March 31,	2020	2019
Cash provided by operating activities	$2,155	$1,959
Cash used in investing activities	(807)	(784)
Cash used in financing activities	(997)	(1,405)
Net change in cash, cash equivalents and restricted cash	$351	$(230)

Operating Activities

Cash provided by operating activities increased in the first three months of 2020 compared to the same period of 2019 due primarily to higher net income.

Investing Activities

Increased capital investments on road infrastructure replacements drove higher cash used in investing activities in the first three months of 2020 compared to the same period in 2019.

The table below details cash capital investments:

Millions,
for the Three Months Ended March 31,	2020	2019
Rail and other track material	$141	$142
Ties	135	112
Ballast	61	48
Other [a]	143	103
Total road infrastructure replacements	480	405
Line expansion and other capacity projects	81	100
Commercial facilities	28	26
Total capacity and commercial facilities	109	126
Locomotives and freight cars [b]	103	94
Positive train control	18	17
Technology and other	97	110
Total cash capital investments	$807	$752

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include lease buyouts of $14 million in 2020 and $30 million in 2019.

Capital Plan

We estimate our 2020 capital expenditures to be approximately $2.9 billion, a reduction of $150 to $200 million from our previously announced capital plan as a result of economic uncertainties associated with the COVID-19 pandemic and the impact to our business. Further revisions may occur if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities decreased $408 million in the first three months of 2020 compared to the same period of 2019, driven by decreased share repurchases.

See Note 14 of the Condensed Consolidated Financial Statements for a description of all our outstanding financing arrangements and significant new borrowings and Note 18 of the Condensed Consolidated Financial Statements for a description of our share repurchase programs.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Cash flow conversion rate is cash from operations less cash used for capital investments as a ratio of net income.

Free cash flow and cash flow conversion rate are not considered financial measures under GAAP by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe free cash flow and cash flow conversion rate are important to management and investors in evaluating our financial performance and measures our ability to generate cash without additional external financing. Free cash flow and cash flow conversion rate should be considered in addition to, rather than as a substitute for, cash provided by operating activities.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions,
for the Three Months Ended March 31,	2020	2019
Cash provided by operating activities	$2,155	$1,959
Cash used in investing activities	(807)	(784)
Dividends paid	(660)	(626)
Free cash flow	$688	$549

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions,
for the Three Months Ended March 31,	2020	2019
Cash provided by operating activities	$2,155	$1,959
Cash used in capital investments	(807)	(752)
Total (a)	1,348	1,207
Net income (b)	1,474	1,391
Cash flow conversion rate (a/b)	91%	87%

Current Liquidity Status

We are continually evaluating the impact of COVID-19 on our financial condition and liquidity. Although the situation is fluid and highly uncertain, we have analyzed a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient capacity to sustain an extended period of lower volumes.

During the first quarter, we generated $2.2 billion of cash from operations. At March 31, 2020, we had over $1 billion of cash and cash equivalents. We have access to commercial paper and bank markets. We also have access to $2 billion of credit available under our revolving credit facility and up to $400 million undrawn on the Receivables Facility. On April 7, 2020, we issued $750 million of long-term debt demonstrating our current ability to access the corporate bond market. We have $949 million of debt maturing before the end of the year. Based on our current cash position and outlook, we do not expect any issue funding our debt maturities in 2020. We plan to maintain our dividend, while we have currently suspended our share repurchase activity with the exception of the final settlement on our $2 billion accelerated share repurchase program initiated on February 18, 2020.

We are also utilizing the provisions of IRS Notice 2020-23 to shift our federal estimated income tax payments from the second quarter to the third quarter and the CARES Act to defer our employment tax deposits to December 2021 and December 2022.

Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of March 31, 2020, we repurchased a total of $39.7 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under repurchase programs during 2020 and 2019:

	Number of Shares Purchased		Average Price Paid
	2020	2019	2020	2019
First quarter [a]	14,305,793	18,149,450	$178.66	$165.79
Remaining number of shares that may be repurchased under current authority			118,849,288

[a]Includes 8,786,380 and 11,795,930 shares repurchased in February 2020 and 2019, respectively, under accelerated share repurchase programs.

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

On February 19, 2020, the Company received 8,786,380 shares of its common stock repurchased under ASRs for an aggregate of $2.0 billion. When the shares were received, the exchange was accounted for as an equity transaction with $1.6 billion of the aggregate amount allocated to treasury stock and the remaining $0.4 billion allocated to paid-in-surplus. This delivery of shares represents the initial and likely minimum number of shares that we may receive under the ASRs initiated in 2020. The final settlement is expected to be completed prior to the end of the third quarter of 2020.

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

The following tables identify material obligations and commitments as of March 31, 2020:

		Apr. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2020	2021	2022	2023	2024	2024	Other
Debt [a]	$48,918	$1,548	$2,148	$2,670	$2,236	$2,255	$38,061	$-
Operating leases [b]	1,935	147	302	267	226	216	777	-
Finance lease obligations [c]	640	84	142	127	88	75	124	-
Purchase obligations [d]	2,664	1,060	458	219	169	153	602	3
Other postretirement benefits [e]	313	37	36	33	33	29	145	-
Income tax contingencies [f]	67	2	-	-	-	-	-	65
Total contractual obligations	$54,537	$2,878	$3,086	$3,316	$2,752	$2,728	$39,709	$68

[a]Excludes finance lease obligations of $552 million, as well as unamortized discount and deferred issuance costs of $(1,212) million. Includes an interest component of $20,382 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $270 million.

[c]Represents total obligations, including interest component of $88 million.

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

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of March 31, 2020. For amounts where the year of settlement is uncertain, they are included in the Other column.

		Apr. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2020	2021	2022	2023	2024	2024
Credit facilities [a]	$2,000	$-	$-	$-	$2,000	$-	$-
Receivables securitization facility [b]	800	-	-	800	-	-	-
Guarantees [c]	15	5	5	5	-	-	-
Standby letters of credit [d]	18	7	11	-	-	-	-
Total commercial commitments	$2,833	$12	$16	$805	$2,000	$-	$-

[a] None of the credit facility was used as of March 31, 2020.

[b] $400 million of the receivables securitization facility was utilized as of March 31, 2020, which is accounted for as debt. The full program matures in July 2022.

[c]Includes guaranteed obligations related to our affiliated operations.

[d]None of the letters of credit were drawn upon as of March 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2019 Annual Report on Form 10-K.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7 of our 2019 Annual Report on Form 10-K.

Other Matters

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in 2016, a lawsuit was filed in U.S. District Court for the Western District of Washington (the District Court-Washington) alleging violations of the Americans with Disabilities Act (ADA) and Genetic Information Nondiscrimination Act relating to Fitness for Duty requirements for safety sensitive positions. On August 8, 2016, the District Court-Washington granted plaintiffs' motion to transfer their claim to the U.S. District Court of Nebraska (the District Court-Nebraska). On February 5, 2019, the District Court-Nebraska granted plaintiffs’ motion to certify the ADA allegations as a class action. We were granted the right to appeal this class certification to the U.S. Court of Appeals for the Eighth Circuit (the Eighth Circuit) on March 13, 2019 and the matter was argued before the Eighth Circuit in November 2019. On March 24, 2020, a panel of Eighth Circuit judges issued a decision overturning the District Court-Nebraska and decertified the class action. Plaintiff’s counsel has indicated that they will not pursue an appeal of the Eighth Circuit’s decision and will instead pursue former class members’ individual potential ADA claims.

We believe that these lawsuits are without merit, and we will vigorously defend our actions. We currently believe that these matters will not have a material adverse effect on our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factor below and the information under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business, financial condition and results of operations have been adversely affected and in the future could be materially adversely affected by the coronavirus (COVID-19) pandemic.

Our business, financial condition and results of operations have been adversely affected by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods), disruptions in global supply chains and significant volatility and disruption of financial markets and that also has adversely affected workforces, customers, and regional and local economies.

Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our business and financial condition remains uncertain and difficult to predict. The ultimate impact of the COVID-19 pandemic on our results of operations and financial condition remains uncertain and depends on numerous evolving factors, many of which are not within our control, and which we may not be able to effectively respond to, including, but not limited to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, workforce pressures and social distancing and shelter-in-place orders); the effect of the pandemic on economic activity and actions taken in response; the effect on our customers and their demand for our services; the effect of the pandemic on the credit-worthiness of our customers; national or global supply chain challenges or disruption; facility closures; commodity cost volatility; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides, as well as response to a potential reoccurrence.

Further, the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors that we identify in our 2019 Annual Report on Form 10-K, which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or stock price. Additionally, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2020:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jan. 1 through Jan. 31	2,293,974	$181.31	2,141,202	131,013,879
Feb. 1 through Feb. 29	11,314,456	181.97	10,969,260	120,044,619
Mar. 1 through Mar. 31	1,198,268	144.48	1,195,331	118,849,288
Total	14,806,698	$178.83	14,305,793	N/A

[a]Total number of shares purchased during the quarter includes 500,905 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement
31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz.
31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Jennifer L. Hamann
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lance M. Fritz and Jennifer L. Hamann
101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (filed with the SEC on April 23, 2020), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended March 31, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2020 and 2019, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2020 and 2019, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).
Incorporated by Reference
3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.
4(a)	Form of 2.150% Note due 2027 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated January 31, 2020.
4(b)	Form of 2.400% Note due 2030 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated January 31, 2020.
4(c)	Form of 3.250% Note due 2050 is incorporated by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated January 31, 2020.
4(d)	Form of 3.750% Note due 2070 is incorporated by reference to Exhibit 4.4 to the Corporation’s Current Report on Form 8-K dated January 31, 2020.
4(e)	Form of 3.250% Note due 2050 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated April 7, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 23, 2020

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)