Form 10-Q
period 2020-06-30
UNION PACIFIC CORP
filed 2020-07-23
CIK 100885

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

☐ Yes     ☒ No

As of July 17, 2020, there were 678,838,800 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended June 30,	2020	2019
Operating revenues:
Freight revenues	$3,972	$5,236
Other revenues	272	360
Total operating revenues	4,244	5,596
Operating expenses:
Compensation and benefits	905	1,145
Depreciation	551	551
Purchased services and materials	441	573
Fuel	247	560
Equipment and other rents	211	260
Other	235	247
Total operating expenses	2,590	3,336
Operating income	1,654	2,260
Other income (Note 6)	131	57
Interest expense	(289)	(259)
Income before income taxes	1,496	2,058
Income taxes	(364)	(488)
Net income	$1,132	$1,570
Share and Per Share (Note 8):
Earnings per share - basic	$1.67	$2.23
Earnings per share - diluted	$1.67	$2.22
Weighted average number of shares - basic	677.7	705.5
Weighted average number of shares - diluted	679.2	708.0

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended June 30,	2020	2019
Net income	$1,132	$1,570
Other comprehensive income/(loss):
Defined benefit plans	18	82
Foreign currency translation	(61)	(2)
Total other comprehensive income/(loss) [a]	(43)	80
Comprehensive income	$1,089	$1,650

[a]Net of deferred taxes of ($5) million and ($27) million during the three months ended June 30, 2020, and 2019, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Six Months Ended June 30,	2020	2019
Operating revenues:
Freight revenues	$8,852	$10,246
Other revenues	621	734
Total operating revenues	9,473	10,980
Operating expenses:
Compensation and benefits	1,964	2,350
Depreciation	1,098	1,100
Purchased services and materials	962	1,149
Fuel	681	1,091
Equipment and other rents	438	518
Other	533	552
Total operating expenses	5,676	6,760
Operating income	3,797	4,220
Other income (Note 6)	184	134
Interest expense	(567)	(506)
Income before income taxes	3,414	3,848
Income taxes	(808)	(887)
Net income	$2,606	$2,961
Share and Per Share (Note 8):
Earnings per share - basic	$3.83	$4.16
Earnings per share - diluted	$3.82	$4.15
Weighted average number of shares - basic	681.0	711.2
Weighted average number of shares - diluted	682.7	713.8

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Six Months Ended June 30,	2020	2019
Net income	$2,606	$2,961
Other comprehensive income/(loss):
Defined benefit plans	40	92
Foreign currency translation	(56)	25
Total other comprehensive income/(loss) [a]	(16)	117
Comprehensive income	$2,590	$3,078

[a]Net of deferred taxes of ($12) million and ($31) million during the six months ended June 30, 2020, and 2019, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	June 30,	December 31,
Millions, Except Share and Per Share Amounts	2020	2019
Assets
Current assets:
Cash and cash equivalents	$2,706	$831
Short-term investments (Note 13)	60	60
Accounts receivable, net (Note 10)	1,388	1,595
Materials and supplies	668	751
Other current assets	261	222
Total current assets	5,083	3,459
Investments	2,042	2,050
Net properties (Note 11)	54,270	53,916
Operating lease assets (Note 16)	1,700	1,812
Other assets	460	436
Total assets	$63,555	$61,673
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,289	$3,094
Debt due within one year (Note 14)	1,990	1,257
Total current liabilities	5,279	4,351
Debt due after one year (Note 14)	26,439	23,943
Operating lease liabilities (Note 16)	1,320	1,471
Deferred income taxes	12,171	11,992
Other long-term liabilities	1,894	1,788
Commitments and contingencies (Note 17)
Total liabilities	47,103	43,545
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,112,266,423 and 1,112,014,480 issued; 678,710,739 and 692,100,651
outstanding, respectively	2,781	2,780
Paid-in-surplus	4,135	4,523
Retained earnings	49,892	48,605
Treasury stock	(38,984)	(36,424)
Accumulated other comprehensive loss (Note 9)	(1,372)	(1,356)
Total common shareholders' equity	16,452	18,128
Total liabilities and common shareholders' equity	$63,555	$61,673

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Six Months Ended June 30,	2020	2019
Operating Activities
Net income	$2,606	$2,961
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,098	1,100
Deferred and other income taxes	171	209
Other operating activities, net	(9)	41
Changes in current assets and liabilities:
Accounts receivable, net	207	(54)
Materials and supplies	83	(33)
Other current assets	(36)	(85)
Accounts payable and other current liabilities	(197)	(185)
Income and other taxes	469	(54)
Cash provided by operating activities	4,392	3,900
Investing Activities
Capital investments	(1,599)	(1,560)
Proceeds from asset sales	107	30
Maturities of short-term investments (Note 13)	75	105
Purchases of short-term investments (Note 13)	(75)	(100)
Other investing activities, net	75	(85)
Cash used in investing activities	(1,417)	(1,610)
Financing Activities
Debt issued (Note 14)	4,004	2,992
Share repurchase programs (Note 18)	(2,556)	(3,629)
Dividends paid	(1,319)	(1,248)
Debt repaid	(770)	(604)
Accelerated share repurchase programs pending final settlement	(400)	(500)
Net issuance of commercial paper (Note 14)	(1)	471
Other financing activities, net	(65)	(29)
Cash used in financing activities	(1,107)	(2,547)
Net change in cash, cash equivalents and restricted cash	1,868	(257)
Cash, cash equivalents, and restricted cash at beginning of year	856	1,328
Cash, cash equivalents, and restricted cash at end of period	$2,724	$1,071
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$141	$136
Common shares repurchased but not yet paid	-	19
Cash (paid for)/received from:
Income taxes, net of refunds	$(158)	$(717)
Interest, net of amounts capitalized	(489)	(504)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$2,706	$1,049
Restricted cash equivalents in other current assets	6	10
Restricted cash equivalents in other assets	12	12
Total cash, cash equivalents and restricted cash equivalents per above	$2,724	$1,071

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at April 1, 2019	1,112.0	(403.6)	$ 2,780	$ 3,929	$ 46,049	$ (33,638)	$ (1,378)	$ 17,742
Net income			-	-	1,570	-	-	1,570
Other comprehensive income			-	-	-	-	80	80
Conversion, stock option exercises, forfeitures, and other	-	0.3	-	25	-	15	-	40
Share repurchase programs (Note 18)	-	(3.8)	-	-	-	(639)	-	(639)
Cash dividends declared ($0.88 per share)	-	-	-	-	(622)	-	-	(622)
Balance at June 30, 2019	1,112.0	(407.1)	$ 2,780	$ 3,954	$ 46,997	$ (34,262)	$ (1,298)	$ 18,171

Balance at April 1, 2020	1,112.3	(433.7)	$ 2,781	$ 4,112	$ 49,419	$ (38,992)	$ (1,329)	$ 15,991
Net income			-	-	1,132	-	-	1,132
Other comprehensive loss			-	-	-	-	(43)	(43)
Conversion, stock option exercises, forfeitures, and other	-	0.1	-	23	-	8	-	31
Share repurchase programs (Note 18)	-	-	-	-	-	-	-	-
Cash dividends declared ($0.97 per share)	-	-	-	-	(659)	-	-	(659)
Balance at June 30, 2020	1,112.3	(433.6)	$ 2,781	$ 4,135	$ 49,892	$ (38,984)	$ (1,372)	$ 16,452

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2019	1,111.7	(386.6)	$ 2,779	$ 4,449	$ 45,284	$ (30,674)	$ (1,415)	$ 20,423
Net income			-	-	2,961	-	-	2,961
Other comprehensive income			-	-	-	-	117	117
Conversion, stock option exercises, forfeitures, and other	0.3	1.4	1	5	-	60	-	66
Share repurchase programs (Note 18)	-	(21.9)	-	(500)	-	(3,648)	-	(4,148)
Cash dividends declared ($1.76 per share)	-	-	-	-	(1,248)	-	-	(1,248)
Balance at June 30, 2019	1,112.0	(407.1)	$ 2,780	$ 3,954	$ 46,997	$ (34,262)	$ (1,298)	$ 18,171

Balance at January 1, 2020	1,112.0	(419.9)	$ 2,780	$ 4,523	$ 48,605	$ (36,424)	$ (1,356)	$ 18,128
Net income			-	-	2,606	-	-	2,606
Other comprehensive loss			-	-	-	-	(16)	(16)
Conversion, stock option exercises, forfeitures, and other	0.3	0.6	1	12	-	(4)	-	9
Share repurchase programs (Note 18)	-	(14.3)	-	(400)	-	(2,556)	-	(2,956)
Cash dividends declared ($1.94 per share)	-	-	-	-	(1,319)	-	-	(1,319)
Balance at June 30, 2020	1,112.3	(433.6)	$ 2,781	$ 4,135	$ 49,892	$ (38,984)	$ (1,372)	$ 16,452

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2019 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2019, is derived from audited financial statements. The results of operations for the six months ended June 30, 2020, are not necessarily indicative of the results for the entire year ending December 31, 2020.

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

3. Operations and Segmentation

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenue by three commodity groups, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. Our operating revenues are primarily derived from contracts with customers for the transportation of freight from origin to destination. Prior to 2020, we reported on four commodity groups, thus 2019 freight revenues have been realigned to the new reporting format.

The following table represents a disaggregation of our freight and other revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Bulk	$1,386	$1,678	$2,920	$3,298
Industrial	1,500	1,937	3,394	3,776
Premium	1,086	1,621	2,538	3,172
Total freight revenues	$3,972	$5,236	$8,852	$10,246
Other subsidiary revenues	150	219	364	442
Accessorial revenues	103	123	220	256
Other	19	18	37	36
Total operating revenues	$4,244	$5,596	$9,473	$10,980

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origin or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $389 million and $603 million, respectively, for the three months ended June 30, 2020, and June 30, 2019, and $972 million and $1,179 million, respectively for the six months ended June 30, 2020, and June 30, 2019.

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

Information regarding stock-based compensation appears in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Stock-based compensation, before tax:
Stock options	$4	$4	$8	$9
Retention awards	14	20	32	42
Total stock-based compensation, before tax	$18	$24	$40	$51
Excess tax benefits from equity compensation plans	$2	$6	$35	$45

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

A summary of stock option activity during the six months ended June 30, 2020, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2020	3,502	$113.38	6.1	yrs.	$236
Granted	558	176.63		N/A	N/A
Exercised	(849)	102.61		N/A	N/A
Forfeited or expired	(12)	150.52		N/A	N/A
Outstanding at June 30, 2020	3,199	$127.13	6.6	yrs.	$142
Vested or expected to vest at June 30, 2020	3,165	$126.74	6.6	yrs.	$142
Options exercisable at June 30, 2020	2,059	$108.52	5.5	yrs.	$125

Stock options are granted at the closing price on the date of grant, have 10 year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at June 30, 2020, are subject to performance or market-based vesting conditions.

At June 30, 2020, there was $24 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years. Additional information regarding stock option exercises appears in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Intrinsic value of stock options exercised	$17	$26	$65	$164
Cash received from option exercises	18	26	51	98
Treasury shares repurchased for employee taxes	(4)	(7)	(12)	(29)
Tax benefit realized from option exercises	3	6	14	40
Aggregate grant-date fair value of stock options vested	-	-	14	15

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2020, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	1,898	$112.12
Granted	304	185.97
Vested	(611)	76.13
Forfeited	(36)	136.99
Nonvested at June 30, 2020	1,555	$140.12

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to 4 years. At June 30, 2020, there was $115 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.9 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2020 grant were as follows:

2020
Dividend per share per quarter	$0.97
Risk-free interest rate at date of grant	1.4%

Changes in our performance retention awards during the six months ended June 30, 2020, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	929	$123.32
Granted	287	166.63
Vested	(339)	102.91
Unearned	(8)	150.42
Forfeited	(35)	138.98
Nonvested at June 30, 2020	834	$145.60

At June 30, 2020, there was $24 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.4 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Service cost	$26	$22	$53	$44
Interest cost	35	40	69	80
Expected return on plan assets	(70)	(68)	(140)	(136)
Amortization of actuarial loss	24	16	52	32
Net periodic pension cost	$15	$10	$34	$20

The components of our net periodic OPEB costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Service cost	$1	$1	$1	$1
Interest cost	2	2	3	5
Amortization of:
Prior service cost	(4)	-	(7)	-
Actuarial loss	2	2	4	3
Net periodic OPEB cost	$1	$5	$1	$9

On June 30, 2019, the OPEB plan was remeasured to reflect an announced plan amendment effective January 1, 2020 that reduced and eliminated certain medical benefits for Medicare-eligible retirees. This plan amendment resulted in a reduction in the accumulated postretirement benefit obligation of approximately $92 million with a corresponding adjustment of $69 million in other comprehensive income, net of $23 million in deferred taxes. This amount is being amortized as a reduction of future net periodic OPEB cost over approximately 8 years, which represents the future remaining service period of eligible employees.

Cash Contributions

For the six months ended June 30, 2020, cash contributions totaled $0 to the qualified pension plan. Any contributions made during 2020 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2020, we do not have minimum cash funding requirements for 2020.

6. Other Income

Other income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Net gain on non-operating asset dispositions [a]	$83	$6	$94	$10
Rental income	30	33	61	62
Net periodic pension and OPEB costs	11	8	19	16
Interest income	3	6	9	15
Interest income on employment tax refund	-	3	-	30
Non-operating environmental costs and other	4	1	1	1
Total	$131	$57	$184	$134

[a] 2020 includes a $69 million gain from a land and permanent easement sale to the Illinois State Toll Highway Authority.

7. Income Taxes

UPC is not currently under examination by the Internal Revenue Service (IRS). The statute of limitations has run for all years prior to 2016. Several state tax authorities are examining our state tax returns for years 2015 through 2018. At June 30, 2020, we had a net liability for unrecognized tax benefits of $69 million.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions, Except Per Share Amounts	2020	2019	2020	2019
Net income	$1,132	$1,570	$2,606	$2,961
Weighted-average number of shares outstanding:
Basic	677.7	705.5	681.0	711.2
Dilutive effect of stock options	0.7	1.3	0.8	1.3
Dilutive effect of retention shares and units	0.8	1.2	0.9	1.3
Diluted	679.2	708.0	682.7	713.8
Earnings per share – basic	$1.67	$2.23	$3.83	$4.16
Earnings per share – diluted	$1.67	$2.22	$3.82	$4.15
Stock options excluded as their inclusion would be anti-dilutive	1.0	0.6	0.8	0.5

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2020, and 2019, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at April 1, 2020	$(1,128)	$(201)	$(1,329)
Other comprehensive income/(loss) before reclassifications	1	(61)	(60)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	17	-	17
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($5) million	18	(61)	(43)
Balance at June 30, 2020	$(1,110)	$(262)	$(1,372)

Balance at April 1, 2019	$(1,182)	$(196)	$(1,378)
Other comprehensive income/(loss) before reclassifications	(22)	(2)	(24)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	12	-	12
OPEB Plan amendment (Note 5)	92	-	92
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($27) million	82	(2)	80
Balance at June 30, 2019	$(1,100)	$(198)	$(1,298)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2020	$(1,150)	$(206)	$(1,356)
Other comprehensive income/(loss) before reclassifications	3	(56)	(53)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	37	-	37
Net year-to-date other comprehensive income/(loss), net of taxes of ($12) million	40	(56)	(16)
Balance at June 30, 2020	$(1,110)	$(262)	$(1,372)

Balance at January 1, 2019	$(1,192)	$(223)	$(1,415)
Other comprehensive income/(loss) before reclassifications	(25)	25	-
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	25	-	25
OPEB Plan amendment (Note 5)	92	-	92
Net year-to-date other comprehensive income/(loss), net of taxes of ($31) million	92	25	117
Balance at June 30, 2019	$(1,100)	$(198)	$(1,298)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, creditworthiness of customers, and current economic conditions. At June 30, 2020, and December 31, 2019, our accounts receivable were reduced by $20 million and $4 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At June 30, 2020, and December 31, 2019, receivables classified as other assets were reduced by allowances of $44 million and $35 million, respectively.

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

The amount recorded under the Receivables Facility was $400 million at both June 30, 2020, and December 31, 2019. The Receivables Facility was supported by $1.1 billion and $1.3 billion of accounts receivable as collateral at June 30, 2020, and December 31, 2019, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $1 million and $3 million for the three months ended June 30, 2020, and 2019, respectively, and $4 million and $7 million for the six months ended June 30, 2020 and 2019, respectively.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of June 30, 2020	Cost	Depreciation	Value	Useful Life
Land	$5,274	$ N/A	$5,274	N/A
Road:
Rail and other track material	17,391	6,496	10,895	42
Ties	10,886	3,264	7,622	34
Ballast	5,855	1,704	4,151	34
Other roadway [a]	20,629	4,195	16,434	48
Total road	54,761	15,659	39,102	N/A
Equipment:
Locomotives	9,400	3,456	5,944	17
Freight cars	2,095	784	1,311	24
Work equipment and other	1,098	338	760	18
Total equipment	12,593	4,578	8,015	N/A
Technology and other	1,196	510	686	12
Construction in progress	1,193	-	1,193	N/A
Total	$75,017	$20,747	$54,270	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2019	Cost	Depreciation	Value	Useful Life
Land	$5,276	$ N/A	$5,276	N/A
Road:
Rail and other track material	17,178	6,381	10,797	42
Ties	10,693	3,186	7,507	34
Ballast	5,752	1,669	4,083	34
Other roadway [a]	20,331	4,056	16,275	48
Total road	53,954	15,292	38,662	N/A
Equipment:
Locomotives	9,467	3,434	6,033	18
Freight cars	2,083	779	1,304	25
Work equipment and other	1,081	322	759	18
Total equipment	12,631	4,535	8,096	N/A
Technology and other	1,136	503	633	12
Construction in progress	1,249	-	1,249	N/A
Total	$74,246	$20,330	$53,916	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Jun. 30,	Dec. 31,
Millions	2020	2019
Income and other taxes payable	$970	$496
Accounts payable	595	749
Accrued wages and vacation	345	370
Interest payable	342	289
Current operating lease liabilities (Note 16)	319	362
Accrued casualty costs	182	190
Equipment rents payable	83	100
Other	453	538
Total accounts payable and other current liabilities	$3,289	$3,094

13. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of June 30, 2020, the Company had $75 million of short-term investments, of which $15 million are in a trust for the purpose of providing collateral for payment of certain other long-term liabilities, and as such are classified as other assets. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At June 30, 2020, the fair value of total debt was $33.6 billion, approximately $5.2 billion more than the carrying value. At December 31, 2019, the fair value of total debt was $27.2 billion, approximately $2.0 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At June 30, 2020, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and can be used to support the issuance of commercial paper. Credit facility withdrawals totaled $0 during the six months ended June 30, 2020. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The 5 year facility, set to expire on June 8, 2023, requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At June 30, 2020, the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $36.9 billion of debt (as defined in the Facility), and we had $29.7 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During the six months ended June 30, 2020, we issued $1.5 billion and repaid $1.5 billion of commercial paper with maturities ranging from 14 to 39 days, and at June 30, 2020, we had $200 million of commercial paper outstanding. Our revolving credit facility can be used to support our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

In May 2020, we entered into three bilateral revolving credit lines which mature by May 18, 2021 totaling $600 million of available credit. During the three months ended June 30, 2020, we drew $300 million and repaid $0, and at June 30, 2020, we had $300 million outstanding.

Shelf Registration Statement and Significant New Borrowings – In 2019, our Board of Directors reauthorized the issuance of up to $6 billion of debt securities. Under our shelf registration, we may issue, from time to time any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the six months ended June 30, 2020, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 31, 2020	$500 million of 2.150% Notes due February 5, 2027
$750 million of 2.400% Notes due February 5, 2030
$1.0 billion of 3.250% Notes due February 5, 2050
$750 million of 3.750% Notes due February 5, 2070
April 7, 2020	$750 million of 3.250% Notes due February 5, 2050

We used the net proceeds from these offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At June 30, 2020, we had remaining authority from the Board of Directors to issue up to $2.25 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of both June 30, 2020, and December 31, 2019, we recorded $400 million of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $1.3 billion as of June 30, 2020 and are recorded as operating lease liabilities at present value in our Consolidated Statements of Financial Position.

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

The following are additional details related to our lease portfolio:

		Jun. 30,	Dec. 31,
Millions	Classification	2020	2019
Assets
Operating leases	Operating lease assets	$1,700	$1,812
Finance leases	Net properties [a]	427	468
Total leased assets		$2,127	$2,280
Liabilities
Current
Operating leases	Accounts payable and other current liabilities	$319	$362
Finance leases	Debt due within one year	105	114
Noncurrent
Operating leases	Operating lease liabilities	1,320	1,471
Finance leases	Debt due after one year	427	491
Total lease liabilities		$2,171	$2,438

[a] Finance lease assets are recorded net of accumulated amortization of $774 million and $797 million as of June 30, 2020 and December 31, 2019.

The lease cost components are classified as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Millions	Classification	2020	2019	2020	2019
Operating lease cost [a]	Equipment and other rents	$68	$85	$137	$178
Finance lease cost
Amortization of leased assets	Depreciation	17	18	34	36
Interest on lease liabilities	Interest expense	7	8	14	17
Net lease cost		$92	$111	$185	$231

[a] Includes short-term lease costs of $0.6 million and $0.2 million for the three months ended June 30, 2020, and 2019, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2020, and 2019, respectively, and variable lease costs of $1.4 million and $2.1 million for the three months ended June 30, 2020, and 2019, respectively, and $3.2 million and $4.0 million for the six months ended June 30, 2020, and 2019, respectively.

The following table presents aggregate lease maturities as of June 30, 2020:

Millions	Operating Leases	Finance Leases	Total
2020	$103	$62	$165
2021	302	142	444
2022	267	127	394
2023	225	88	313
2024	216	75	291
After 2024	781	124	905
Total lease payments	$1,894	$618	$2,512
Less: Interest	255	86	341
Present value of lease liabilities	$1,639	$532	$2,171

The following table presents the weighted average remaining lease term and discount rate:

Jun. 30,
2020
Weighted-average remaining lease term (years)
Operating leases	8.2
Finance leases	5.7
Weighted-average discount rate (%)
Operating leases	3.7
Finance leases	5.1

The following table presents other information related to our operating and finance leases:

Millions,
for the Six Months Ended June 30,	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$252	255
Operating cash flows from finance leases	15	20
Financing cash flows from finance leases	66	79
Leased assets obtained in exchange for finance lease liabilities	-	-
Leased assets obtained in exchange for operating lease liabilities	50	27

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 95% of the recorded liability is related to asserted claims and approximately 5% is related to unasserted claims at June 30, 2020. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $259 million to $283 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2020	2019
Beginning balance	$265	$271
Current year accruals	34	36
Changes in estimates for prior years	(4)	(11)
Payments	(36)	(31)
Ending balance at June 30	$259	$265
Current portion, ending balance at June 30	$65	$63

We reassess our estimated insurance recoveries annually and have recognized an asset for estimated insurance recoveries at both June 30, 2020, and December 31, 2019. Any changes to recorded insurance recoveries are included in the above table in the Changes in estimates for prior years category.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 379 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, 20 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2020	2019
Beginning balance	$227	$223
Accruals	28	32
Payments	(27)	(35)
Ending balance at June 30	$228	$220
Current portion, ending balance at June 30	$63	$63

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

Guarantees – At both June 30, 2020 and December 31, 2019, we were contingently liable for $15 million in guarantees. The fair value of these obligations as of both June 30, 2020, and December 31, 2019 was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

18. Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of June 30, 2020, we repurchased a total of $39.7 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under repurchase programs in the first and second quarters of 2020 and 2019:

	Number of Shares Purchased		Average Price Paid
	2020	2019	2020	2019
First quarter [a]	14,305,793	18,149,450	$178.66	$165.79
Second quarter	-	3,732,974	-	171.24
Total	14,305,793	21,882,424	$178.66	$166.72
Remaining number of shares that may be repurchased under current authority			118,849,288

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

UPRR had $1.4 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both June 30, 2020, and December 31, 2019. TTX car hire expenses of $88 million and $108 million for the three months ended June 30, 2020, and 2019, respectively, and $184 and $215 million for the six months ended June 30, 2020, and 2019, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $61 million and $62 million as of June 30, 2020, and December 31, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2020, Compared to

Three and Six Months Ended June 30, 2019

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

Cautionary Information

Statements in this Form 10-Q/filing, including forward-looking statements, speak only as of and are based on information we have learned as of July 23, 2020. We assume no obligation to update any such information to reflect subsequent developments, changes in assumptions or changes in other factors affecting forward-looking information. If we do update one or more of these statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other statements.

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are forward-looking statements within the meaning of Section 27A Securities Act of 1933 and the Section 21E of the Exchange Act. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Effects from COVID-19” in Item 2 regarding the impact of the coronavirus (COVID-19) pandemic on our business and operations, “Liquidity and Capital Resources” in Item 2 regarding our capital plan, statements under the caption “Share Repurchase Programs”, statements under the caption “Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments”, and statements under the caption “Other Matters.” Forward-looking statements and information also include any other statements or information in this report regarding: potential impacts of the COVID-19 pandemic on our business operations, financial results, liquidity and financial position and on the world economy (including our customers and supply chains), including as a result of decreased volume and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2019 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first six months of 2020.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $1.67 per diluted share on net income of $1.1 billion and an operating ratio of 61.0% in the second quarter of 2020 compared to earnings of $2.22 per diluted share on net income of $1.6 billion and an operating ratio of 59.6% for the second quarter of 2019. Freight revenues decreased 24% in the quarter compared to the same period in 2019 driven by a 20% volume decline. Average revenue per car (ARC) was down 6% due to negative mix of traffic and lower fuel surcharge revenue, partially offset by core pricing gains. Volume declined in almost every market segment due to the deteriorating economic conditions brought on by the COVID-19 pandemic. Cost savings from lower volume, productivity, and lower fuel prices drove operating expenses down 22% from 2019. These reductions were not enough to offset the revenue declines as operating income decreased 27% in the second quarter compared to the same period in 2019. Despite the adversity from the COVID-19 pandemic throughout the quarter, we continued our operational transformation, largely mitigating the impact of the volume loss, while our employees improved the safety of the railroad and provided our customers an uninterrupted, enhanced service product.

Effects from COVID-19

The spread of COVID-19 throughout the United States in the second quarter caused a dramatic slowdown of the economy as businesses navigated operations along with protecting the health and safety of their employees, customers and communities. The varying levels of action across different industries in an attempt to slow the spread had a significant impact on the demand to ship freight. The most notable impact on our revenue was the temporary suspension of automotive production and the corollary effect it had on products used for auto manufacturing. While production resumed in mid-May and our volume sequentially increased through the latter part of the quarter, the sustainability of the auto manufacturing recovery will ultimately be driven by consumer demand and the ability of the auto manufacturing industry to maintain production. Other reductions in production during the second quarter drove volume declines in industrial chemicals, plastics, food and beverages and lumber. COVID-19 also disrupted supply chains between Asia and the United States driving declines in intermodal shipments. With the reopening of retail stores and consumer demand increasing, trans-Pacific volumes improved sequentially throughout the quarter. Finally, low crude oil and natural gas prices continue to negatively impact our shipments of coal, petroleum products and sand.

We adjusted demand driven resources to reflect the lower volumes and we continue to focus on productivity initiatives to partially offset some of the lost revenue. In addition, we implemented a temporary unpaid leave of absence for management and administrative employees, decreased executive and Board of Director salaries by 25% for the same period, and temporarily closed three of our repair facilities. Although we have incurred and expect to continue to incur additional expenses associated with keeping our employees, customers and communities safe, the associated expense was not material to our overall financial results in the second quarter, and are currently not expected to be material for the remainder of the year.

While the fluidity of our operations has not been significantly affected by the pandemic, we have and are continuing to adapt to protect the safety of our employees, our customers and the communities we serve. We are committed to continuing to implement appropriate investments and operational changes to protect the health and wellbeing of our employees, as they play the most critical role in keeping our operations running. Enhanced safety procedures have been implemented across the system and adjusted based on the local working environment, along with new procedures and policies as our employees transition back into our office buildings.

Our rail network remains fluid and we continue to serve our customers with minimal impact. As volume increases, we are returning some locomotives and freight cars to service along with recalling employees from furlough, and we have ample capacity for further growth. Select locomotives, although not currently in use, are stored and maintained so they can be returned to service immediately. We also have devoted resources to maintaining and adapting our processes and procedures including, but not limited to, processes and procedures to address protection of our technology systems and proprietary data while a significant number of our employees are working from home.

We believe the steps we have taken to enhance our capital structure and liquidity have strengthened our ability to operate through current conditions. During the second quarter, we generated $2.2 billion of cash from operations. On June 30, 2020, we had $2.7 billion of cash and cash equivalents, $2 billion of credit available under our revolving credit facility and up to $400 million undrawn on the Receivables Facility. In addition, we entered into $600 million of additional short-term bilateral revolving credit lines in the second quarter which are currently 50% drawn. On April 7, 2020, we issued $750 million of long-term debt. We have $470 million of debt maturing, including $250 million in term loans and $200 million of commercial paper, before the end of the year. Depending upon market conditions, we plan to renew the term loans and continue to maintain the commercial paper program. However, based on our current cash position and outlook, we expect to be able to fund our 2020 debt maturities if we choose not to renew those programs. We have been, and we expect to continue to be, in compliance with our debt covenants. We utilized the provisions of IRS Notice 2020-23 to shift our federal estimated income tax payment of $584 million from the second quarter to the third quarter and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to defer approximately $150 million of our employment tax deposits to future years. Our bad debt provision was unadjusted in the second quarter, but it may increase if the creditworthiness of our significant customers deteriorates. We paid our quarterly dividend on June 30, 2020, and plan to maintain the dividend at current levels. However, we have suspended our share repurchase activity with the exception of the final settlement on our $2 billion accelerated share repurchase program entered into on February 18, 2020.

As we look ahead to the balance of 2020, the economic environment remains uncertain, and, while we are seeing the industrial sector begin to rebound during the third quarter, the resurgence of COVID-19 and how governments and consumers react could result in customer disruptions or an elongated recovery period. Therefore, the impact of the pandemic on our 2020 financial and operating results could continue to be material. Ultimately, we will continue to focus on what we can control, such as managing costs, increasing productivity, and seeking new business opportunities, as well as, protecting our employees, customers and communities and providing excellent service to our customers.

Operating Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2020	2019	Change	2020	2019	Change
Freight revenues	$3,972	$5,236	(24)%	$8,852	$10,246	(14)%
Other subsidiary revenues	150	219	(32)	364	442	(18)
Accessorial revenues	103	123	(16)	220	256	(14)
Other	19	18	6	37	36	3
Total	$4,244	$5,596	(24)%	$9,473	$10,980	(14)%

We generate freight revenues by transporting freight or other materials from our three commodity groups. Prior to 2020, we reported on four commodity groups, thus 2019 commodity, ARC, and carloadings have been realigned to the new reporting format. Freight revenues vary with volume (carloads) and ARC. Changes in price, traffic mix and fuel surcharges drive ARC. Customer incentives, which are primarily provided for shipping to/from specific locations or based on cumulative volumes, are recorded as a reduction to operating revenues. Customer incentives that include variable consideration based on cumulative volumes are estimated using the expected value method, which is based on available historical, current, and forecasted volumes, and recognized as the related performance obligation is satisfied. We recognize freight revenues over time as shipments move from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred.

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

Freight revenue decreased 24% during the second quarter of 2020 compared to 2019, resulting from a 20% volume decline, negative mix of traffic and lower fuel surcharges, partially offset by core pricing gains. Volume declined in almost every market segment due to the deteriorating economic conditions brought on by the COVID-19 pandemic.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $206 million in the second quarter of 2020 compared to $399 million in the same period of 2019. The decline was driven by lower fuel prices and reduced volume, partially offset by the lag impact on fuel surcharge recovery (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

Other subsidiary and accessorial revenues decreased in the second quarter compared to 2019 driven primarily by the U.S. automotive plant shut downs and declines in intermodal shipments. The disruption of the automotive supply chain drove lower intermodal shipments and revenue at our subsidiaries that broker intermodal and transload logistics services. In addition, lower intermodal shipments drove lower accessorial revenue for the second quarter and the year-to-date period compared to 2019.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Six Months Ended
Freight Revenues	June 30,			June 30,
Millions	2020	2019	Change	2020	2019	Change
Grain & grain products	$644	$711	(9)%	$1,333	$1,376	(3)%
Fertilizer	168	172	(2)	342	331	3
Food & refrigerated	205	272	(25)	455	514	(11)
Coal & renewables	369	523	(29)	790	1,077	(27)
Bulk	1,386	1,678	(17)	2,920	3,298	(11)
Industrial chemicals & plastics	435	482	(10)	930	934	-
Metals & minerals	368	557	(34)	837	1,093	(23)
Forest products	266	303	(12)	569	588	(3)
Energy & specialized markets	431	595	(28)	1,058	1,161	(9)
Industrial	1,500	1,937	(23)	3,394	3,776	(10)
Automotive	189	554	(66)	713	1,074	(34)
Intermodal	897	1,067	(16)	1,825	2,098	(13)
Premium	1,086	1,621	(33)	2,538	3,172	(20)
Total	$3,972	$5,236	(24)%	$8,852	$10,246	(14)%

	Three Months Ended			Six Months Ended
Revenue Carloads	June 30,			June 30,
Thousands,	2020	2019	Change	2020	2019	Change
Grain & grain products	167	178	(6)%	342	347	(1)%
Fertilizer	53	54	(2)	99	97	2
Food & refrigerated	41	52	(21)	89	99	(10)
Coal & renewables	186	244	(24)	394	500	(21)
Bulk	447	528	(15)	924	1,043	(11)
Industrial chemicals & plastics	141	157	(10)	295	305	(3)
Metals & minerals	162	199	(19)	336	379	(11)
Forest products	50	56	(11)	106	112	(5)
Energy & specialized markets	115	156	(26)	277	303	(9)
Industrial	468	568	(18)	1,014	1,099	(8)
Automotive	79	218	(64)	287	428	(33)
Intermodal [a]	724	823	(12)	1,433	1,654	(13)
Premium	803	1,041	(23)	1,720	2,082	(17)
Total	1,718	2,137	(20)%	3,658	4,224	(13)%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Average Revenue per Car	2020	2019	Change	2020	2019	Change
Grain & grain products	$3,861	$3,993	(3)%	$3,901	$3,959	(1)%
Fertilizer	3,181	3,182	-	3,456	3,419	1
Food & refrigerated	4,986	5,211	(4)	5,142	5,215	(1)
Coal & renewables	1,979	2,147	(8)	2,001	2,155	(7)
Bulk	3,099	3,179	(3)	3,161	3,163	-
Industrial chemicals & plastics	3,086	3,081	-	3,148	3,064	3
Metals & minerals	2,276	2,806	(19)	2,494	2,883	(13)
Forest products	5,256	5,324	(1)	5,361	5,236	2
Energy & specialized markets	3,739	3,807	(2)	3,813	3,835	(1)
Industrial	3,201	3,408	(6)	3,345	3,436	(3)
Automotive	2,388	2,546	(6)	2,487	2,510	(1)
Intermodal [a]	1,241	1,295	(4)	1,274	1,268	-
Premium	1,354	1,557	(13)	1,476	1,523	(3)
Average	$2,312	$2,450	(6)%	$2,420	$2,425	-%

[a] For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated goods, and coal and renewables. Freight revenue from bulk shipments decreased in the second quarter of 2020 compared to 2019 due to a 15% volume decline, lower fuel surcharge revenue, and negative business mix, partially offset by core pricing gains. Volume declines were driven by a reduction in coal shipments, food and refrigerated products, and ethanol shipments, partially offset by increased shipments of export feed grain and renewables. Continued softness in market conditions due to historically low natural gas prices and weak export demand drove the 25% decline in coal shipments in the second quarter 2020 compared to the same period in 2019. The COVID-19 pandemic impacted production of imported beer and the demand for ethanol and related products driving the year-over-year declines in the second quarter compared to the same period in 2019. Year-to-date, freight revenue from bulk shipments decreased compared to the same period in 2019, driven by an 11% volume decline and lower fuel surcharge revenue, partially offset by core pricing gains. Volume declines were driven by a 23% reduction in coal shipments, partially offset by growth in renewables and export grain shipments.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenue from industrial shipments decreased in the second quarter and six-month period compared to the same period in 2019 due to lower volume, negative mix of traffic and lower fuel surcharge revenue, partially offset by core pricing gains. In the second quarter of 2020, low oil prices were the primary driver of a 43% decline in petroleum product shipments and a 79% decline in sand shipments compared to the second quarter of 2019. During the second quarter, the COVID-19 pandemic impacted production across a wide span of industries driving declines in many of our market segments, including industrial chemicals, soda ash, steel and lumber. Although volume from industrial shipments were up in the first quarter it was not enough to overcome the weak demand in the second quarter, resulting in year-to-date volume down 8% compared to last year driven by declines in sand, petroleum products, soda ash, and industrial chemicals.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenue declined 33% in the second quarter compared to 2019 due to a 23% decrease in volume, negative mix of traffic and lower fuel surcharge revenue, partially offset by core pricing gains. The impacts of the COVID-19 pandemic continued into the second quarter for international intermodal shipments, while Asian manufacturing recovered and freight began to move in April, the virus started to effect the U.S. and retailers began cancelling orders in May, driving shipments down 20% in the second quarter 2020 compared to 2019. Domestic intermodal declined 4% in the second quarter compared to 2019, as depressed truckload shipments, due to pandemic driven economic slowdown, were partially offset by surging parcel shipments, reflecting the strength of e-commerce. Automotive shipments declined 64% in the second quarter 2020 compared to 2019, as a result of most of the North American manufacturing plants temporarily suspending production due to the pandemic. The weekly shipments declined as much as 90% from mid-April to mid-May and, although production has resumed, it is not at pre-pandemic levels. Year-to-date, freight revenue declined 20% due to decreased volume, lower fuel surcharge revenue, and negative mix of traffic, partially offset by core pricing gains. Volume declines in international intermodal due to trade uncertainty and COVID-19 impact on the supply chains between Asia and the U.S., along with the temporary automotive production halt, drove the 17% decline in premium shipments for the six-month period of 2020 compared to 2019.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business decreased 35% to $389 million in the second quarter of 2020 compared to 2019 driven by a 39% volume decline and lower fuel surcharge revenue, partially offset by core pricing gains. The volume decline was driven by the COVID-19 pandemic with declines in automotive shipments, intermodal and beer. Year-to-date, freight revenue decreased 18% to $972 million as a result of volume declines in automotive, intermodal, coal and beer shipments and lower fuel surcharge revenue, partially offset by core pricing gains.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2020	2019	Change	2020	2019	Change
Compensation and benefits	$905	$1,145	(21)%	$1,964	$2,350	(16)%
Depreciation	551	551	-	1,098	1,100	-
Purchased services and materials	441	573	(23)	962	1,149	(16)
Fuel	247	560	(56)	681	1,091	(38)
Equipment and other rents	211	260	(19)	438	518	(15)
Other	235	247	(5)	533	552	(3)
Total	$2,590	$3,336	(22)%	$5,676	$6,760	(16)%

Operating expenses decreased $746 million and $1.1 billion in the second quarter and year-to-date periods, respectively, compared to 2019 driven by volume declines, productivity initiatives, lower fuel prices, lower year-over-year weather-related costs, an insurance reimbursement for last year’s weather-related losses and lower destroyed equipment and freight costs. Partially offsetting these decreases compared to 2019 are an employment tax refund recognized in 2019 and inflation. In addition, the year-to-date period comparison was impacted negatively by increased bad debt expense.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the second quarter and year-

to-date periods, expenses decreased 21% and 16%, respectively, compared to 2019 due to declines in carload volumes; productivity initiatives; and management’s actions responding to the sharp decline in volume, including temporary unpaid leave, salary reductions, and shop closures; partially offset by wage inflation. Comparisons with 2019 periods were favorably impacted by decreased weather-related costs, offset by an employment tax refund recognized in 2019. The year-to-date period was favorably impacted by lower severance costs.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was essentially flat compared to the second quarter and year-to-date periods of 2020 compared to 2019.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 23% and 16% in the second quarter and year-to-date periods, respectively, compared to 2019 primarily due to lower volume-related costs for intermodal and transload services, lower costs for transportation and lodging for the train crews, lower locomotive maintenance expenses due to a smaller active fleet, costs associated with derailments, professional services costs and lower year-over-year weather-related costs.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. A 43% decline in locomotive diesel fuel prices, which averaged $1.26 per gallon (including taxes and transportation costs) in the second quarter of 2020 compared to $2.21 per gallon in the same period in 2019, a 22% decline in gross ton-miles and a slight improvement in the fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-mile in thousands, drove the decrease in the second quarter compared to the same period in 2019. For the six-month period, locomotive diesel fuel prices averaged $1.59 per gallon in 2019 compared to $2.14 in 2019, decreasing expenses by 38%. In addition, gross ton-miles decreased 14% and fuel consumption rate improved 3% during the year-to-date period, also driving lower fuel expense compared to 2019.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense decreased 19% and 15% in the second quarter and year-to-date periods, respectively, compared to 2019 driven by decreased car rent expense due to volume declines, lower locomotive and freight car lease expenses, partially offset by longer auto rack cycle times, and lower equity income from our investment in TTX Company.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt and other general expenses. Other costs decreased 5% and 3% in the second quarter and year-to-date period, respectively, compared to 2019 driven primarily by an insurance reimbursement for weather-related expenses incurred last year, lower costs associated with employee travel and lower costs associated with destroyed equipment and freight loss and damage costs. Conversely, lease impairments, lower equity income from our investment in Grupo Ferroviaro Mexicano and higher state and local taxes offset these decreases versus 2019. The year-to-date period comparison was impacted negatively by additional bad debt expense associated with the pandemic-induced uncertainty related to certain customer receivables.

Non-Operating Items

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Millions	2020	2019	Change		2020	2019	Change
Other income	$131	$57	F	%	$184	$134	37%
Interest expense	(289)	(259)	12		(567)	(506)	12
Income taxes	(364)	(488)	(25)		(808)	(887)	(9)

Other Income – Other income increased in the second quarter of 2020 compared to 2019 as a result of larger gains from real estate sales, including a $69 million gain from a land and permanent easement sale to the Illinois State Toll Highway Authority. The year-to-date period was partially offset by $30 million in interest income associated with an employment tax refund in 2019.

Interest Expense – Interest expense increased in the second quarter of 2020 compared to 2019 due to an increase in the weighted-average debt level of $28.4 billion in 2020 compared to $25.1 billion in 2019, partially offset by a lower effective interest rate of 4.1% in 2020 compared to 4.2% in 2019. Year-to-date, interest expense increased due to an increased weighted-average debt level of $27.8 billion in 2020 from $24.2 billion in 2019, partially offset by a lower effective interest rate of 4.1% in 2020 compared to 4.3% in 2019.

Income Taxes – Income taxes decreased in the second quarter and six-month periods of 2020 compared to 2019 due to lower pre-tax income. Our effective tax rates year-to-date 2020 and 2019 were 23.7% and 23.1%, respectively.

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

Railroad performance measures are included in the table below:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020	2019	Change		2020	2019	Change
Gross ton-miles (GTMs) (billions)	170.6	220.0	(22)%		371.9	430.3	(14)%
Revenue ton-miles (billions)	85.9	108.7	(21)		185.6	215.4	(14)
Freight car velocity (daily miles per car) [a]	225	202	11		216	198	9
Average train speed (miles per hour) [a] [b]	26.9	24.5	10		26.0	24.6	6
Average terminal dwell time (hours) [a] [b]	21.6	25.7	(16)		22.8	26.2	(13)
Locomotive productivity (GTMs per horsepower day)	136	121	12		133	116	15
Train length (feet)	8,664	7,652	13		8,517	7,472	14
Intermodal car trip plan compliance (%)	82	69	13	pts	83	68	15	pts
Manifest/Automotive car trip plan compliance (%)	76	59	17	pts	69	61	8	pts
Workforce productivity (car miles per employee)	868	866	-		882	839	5
Total employees (average)	30,059	38,657	(22)		31,965	39,355	(19)
Operating ratio	61.0	59.6	1.4	pts	59.9	61.6	(1.7)	pts

[a] Prior years have been recast to conform to the current year presentation which reflects minor refinements.

[b] As reported to the STB.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 22% and 21%, respectively, during the second quarter of 2020 compared to 2019, driven by a 20% decline in carloadings. Changes in commodity mix drove the variance in year-over-year decreases between gross ton-miles and revenue ton-miles and carloads. Year-to-date, gross ton-miles and revenue ton-miles both decreased 14% compared to 2019, driven by a 13% decrease in carloadings.

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Continued implementation of Unified

Plan 2020 was the primary driver of the improvement from 2019 as both average terminal dwell and average train speed improved in the second quarter and the six-month period of 2020 compared to the same periods in 2019. Average terminal dwell time in 2020 decreased compared to 2019 largely due to improved terminal processes, transportation plan changes to eliminate switches, and reduced carload volumes due to COVID-19. Average train speed in 2020 improved compared to the second quarter of 2019 as weather-related challenges slowed trains in 2019.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower. Locomotive productivity increased in the second quarter and year-to-date period compared to the same periods in 2019 driven by a reduction in our average active fleet size due to transportation plan changes and lower locomotive dwell times.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length increased in the second quarter and six-month period compared to same periods in 2019 as a result of blending service products and transportation plan changes.

Car Trip Plan Compliance – Car trip plan compliance is the percentage of cars delivered on time in accordance with our original trip plan. Our network trip plan compliance is broken into intermodal containers / trailers and manifest / automotive railcars. Intermodal car trip plan compliance improved in the second quarter and six-month period of 2020 compared to same periods in 2019 as a result of improved train speed and reduced dwell at our origin and destination ramps. Manifest / automotive car trip plan compliance was better in the second quarter and six-month period compared to 2019 due to improved car dwell in our yards, increased train velocity across the network, and more reliable first mile last mile service. Both metrics were aided as a result of reduced carload volumes due to COVID-19 and milder weather relative to the series of significant weather events in the both the second quarter and six-month period of 2019.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity was essentially flat in the second quarter as average daily car miles decreased 22% while employees decreased 22% compared to 2019. Lower volume drove the decline in average daily car miles. The 22% decline in employee levels was driven by a 20% decline in carload volumes, productivity initiatives and a smaller capital workforce. Year-to-date, workforce productivity improved 5% as average daily car miles decreased 15% while employees decreased 19% compared to 2019. At the end of the second quarter, approximately 5,700 employees across all crafts were furloughed.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio of 61.0% deteriorated 1.4 points compared to 2019 mainly driven by a 20% volume decline. Productivity initiatives and lower fuel prices could not overcome a 24% reduction of revenue. Our year-to-date operating ratio of 59.9% improved 1.7 points compared to 2019.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Jun. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2020	2019
Net income	$5,564	$5,919
Add:
Income tax expense	1,749	1,828
Depreciation	2,214	2,216
Interest expense	1,111	1,050
EBITDA	$10,638	$11,013
Adjustments:
Other income	(293)	(243)
Interest on operating lease liabilities [b]	61	68
Adjusted EBITDA	$10,406	$10,838
Debt	$28,429	$25,200
Operating lease liabilities	1,639	1,833
Unfunded pension and OPEB, net of taxes of $115 and $124	370	400
Adjusted debt	$30,438	$27,433
Adjusted debt / Adjusted EBITDA	2.9	2.5

[a]The trailing twelve month income statement information ended June 30, 2020 is recalculated by taking the twelve months ended December 31, 2019, subtracting the six months ended June 30, 2019, and adding the six months ended June 30, 2020.

[b]Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

Adjusted debt to Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, other income and interest on operating lease liabilities) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to Adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income. The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA. At both June 30, 2020 and December 31, 2019, the incremental borrowing rate on operating lease liabilities was 3.7%.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Six Months Ended June 30,	2020	2019
Cash provided by operating activities	$4,392	$3,900
Cash used in investing activities	(1,417)	(1,610)
Cash used in financing activities	(1,107)	(2,547)
Net change in cash, cash equivalents and restricted cash	$1,868	$(257)

Operating Activities

Cash provided by operating activities increased in the first six months of 2020 compared to the same period of 2019 due primarily to lower income taxes paid under the provisions of IRS Notice 2020-23, which allowed us to defer $584 million of our federal estimated income tax payments from second quarter to third quarter, and the CARES Act, which allowed us to defer approximately $150 million of our employment tax deposits to future years.

Investing Activities

Cash used in investing activities decreased in the first six months of 2020 compared to the same period of 2019 primarily driven by proceeds from real estate sales.

The table below details cash capital investments:

Millions,
for the Six Months Ended June 30,	2020	2019
Rail and other track material	$282	$281
Ties	271	214
Ballast	139	122
Other [a]	312	274
Total road infrastructure replacements	1,004	891
Line expansion and other capacity projects	144	180
Commercial facilities	68	55
Total capacity and commercial facilities	212	235
Locomotives and freight cars [b]	164	222
Positive train control	35	34
Technology and other	184	178
Total cash capital investments	$1,599	$1,560

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include lease buyouts of $14 million in 2020 and $97 million in 2019.

Capital Plan

We estimate our 2020 capital expenditures to be approximately $2.9 billion, consistent with our previously announced reduction of $150 to $200 million to our capital plan as a result of economic uncertainties associated with the COVID-19 pandemic and the impact to our business. Further revisions may occur if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities decreased in the first six months of 2020 compared to the same period of 2019, driven by decreased share repurchases and additional debt issued.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions,
for the Six Months Ended June 30,	2020	2019
Cash provided by operating activities	$4,392	$3,900
Cash used in investing activities	(1,417)	(1,610)
Dividends paid	(1,319)	(1,248)
Free cash flow	$1,656	$1,042

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions,
for the Six Months Ended June 30,	2020	2019
Cash provided by operating activities	$4,392	$3,900
Cash used in capital investments	(1,599)	(1,560)
Total (a)	2,793	2,340
Net income (b)	2,606	2,961
Cash flow conversion rate (a/b)	107%	79%

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

Year-to-date, we have generated $4.4 billion of cash from operations. On June 30, 2020, we had $2.7 billion of cash and cash equivalents and $2 billion of credit available under our revolving credit facility and up to $400 million undrawn on the Receivables Facility. In addition, we entered into $600 million of additional short-term bilateral revolving credit lines in the second quarter which are currently 50% drawn. On April 7, 2020, we issued $750 million of long-term debt. We have $470 million of debt maturing, including $250 million in term loans and $200 million of commercial paper, before the end of the year. Depending upon market conditions, we plan to renew the term loans and continue to maintain the commercial paper program. However, based on our current cash position and outlook, we expect to be able to fund our 2020 debt maturities if we choose not to renew those programs. We have been, and we expect to continue to be, in compliance with our debt covenants. We utilized the provisions of IRS Notice 2020-23 to shift our federal estimated income tax payment of $584 million from the second quarter to the third quarter and the CARES Act to defer approximately $150 million of our employment tax deposits to future years. Our bad debt provision was unadjusted in the second quarter but it may increase in 2020 if the creditworthiness of our significant customers deteriorates. We paid out our quarterly dividend on June 30, 2020, and plan to maintain going forward but have currently suspended our share repurchase activity with the exception of the final settlement on our $2 billion accelerated share repurchase program entered into on February 18, 2020.

Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of June 30, 2020, we repurchased a total of $39.7 billion of our common stock since commencement of our repurchase programs in 2007.

The table below represents shares repurchased under repurchase programs in the first and second quarters of 2020 and 2019:

	Number of Shares Purchased		Average Price Paid
	2020	2019	2020	2019
First quarter [a]	14,305,793	18,149,450	$178.66	$165.79
Second quarter	-	3,732,974	-	171.24
Total	14,305,793	21,882,424	$178.66	$166.72
Remaining number of shares that may be repurchased under current authority			118,849,288

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

The following tables identify material obligations and commitments as of June 30, 2020:

		Jul. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2020	2021	2022	2023	2024	2024	Other
Debt [a]	$50,124	$982	$2,475	$2,695	$2,260	$2,280	$39,432	$-
Operating leases [b]	1,894	103	302	267	225	216	781	-
Finance lease obligations [c]	618	62	142	127	88	75	124	-
Purchase obligations [d]	3,079	796	822	443	202	187	626	3
Other postretirement benefits [e]	209	24	24	22	22	20	97	-
Income tax contingencies [f]	69	1	-	-	-	-	-	68
Total contractual obligations	$55,993	$1,968	$3,765	$3,554	$2,797	$2,778	$41,060	$71

[a]Excludes finance lease obligations of $532 million, as well as unamortized discount and deferred issuance costs of ($1,247) million. Includes an interest component of $20,980 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $255 million.

[c]Represents total obligations, including interest component of $86 million.

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

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of June 30, 2020. For amounts where the year of settlement is uncertain, they are included in the Other column.

		Jul. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2020	2021	2022	2023	2024	2024
Credit facilities [a]	$2,000	$-	$-	$-	$2,000	$-	$-
Receivables securitization facility [b]	800	-	-	800	-	-	-
Bilateral revolving credit lines [c]	600	-	600	-	-	-	-
Guarantees [d]	15	5	5	5
Standby letters of credit [e]	18	7	11	-	-	-	-
Total commercial commitments	$3,433	$12	$616	$805	$2,000	$-	$-

[a] None of the credit facility was used as of June 30, 2020.

[b] $400 million of the receivables securitization facility was utilized as of June 30, 2020, which is accounted for as debt. The full program matures in July 2022.

[c]$300 million of the bilateral revolving credit lines were utilized as of June 30, 2020, which is accounted for as debt. The programs mature in May 2021.

[d]Includes guaranteed obligations related to our affiliated operations.

[e]None of the letters of credit were drawn upon as of June 30, 2020.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factor below and the information under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. These risks could materially and adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Our business, financial condition and results of operations have been adversely affected and in the future could be materially adversely affected by the COVID-19 pandemic.

Our business, financial condition and results of operations have been adversely affected by the COVID-19 pandemic that has caused, and is expected to continue to cause, a global slowdown of economic activity (including the decrease in demand for a broad variety of goods), disruptions in global supply chains and significant volatility and disruption of financial markets and that also has adversely affected workforces, customers, and regional and local economies.

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

Further, the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, could also precipitate and aggravate the other risk factors that we identify in our 2019 Annual

Report on Form 10-K, which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or stock price. Additionally, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2020:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Apr. 1 through Apr. 30	41,125	$163.16	-	118,849,288
May. 1 through May. 31	5,449	165.97	-	118,849,288
Jun. 1 through Jun. 30	25,049	182.19	-	118,849,288
Total	71,623	$170.03	-	N/A

[a]Total number of shares purchased during the quarter includes 71,623 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

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
101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (filed with the SEC on July 23, 2020), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended June 30, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2020 and 2019, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated: July 23, 2020

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)