Form 10-Q
period 2020-09-30
UNION PACIFIC CORP
filed 2020-10-22
CIK 100885

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

☐ Yes     ☒ No

As of October 16, 2020, there were 673,868,865 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended September 30,	2020	2019
Operating revenues:
Freight revenues	$4,596	$5,146
Other revenues	323	370
Total operating revenues	4,919	5,516
Operating expenses:
Compensation and benefits	1,008	1,134
Depreciation	555	557
Purchased services and materials	508	574
Fuel	301	504
Equipment and other rents	217	236
Other	299	277
Total operating expenses	2,888	3,282
Operating income	2,031	2,234
Other income (Note 6)	37	53
Interest expense	(295)	(266)
Income before income taxes	1,773	2,021
Income taxes	(410)	(466)
Net income	$1,363	$1,555
Share and Per Share (Note 8):
Earnings per share - basic	$2.02	$2.22
Earnings per share - diluted	$2.01	$2.22
Weighted average number of shares - basic	675.0	699.3
Weighted average number of shares - diluted	676.8	701.9

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended September 30,	2020	2019
Net income	$1,363	$1,555
Other comprehensive income/(loss):
Defined benefit plans	18	11
Foreign currency translation	3	(18)
Total other comprehensive income/(loss) [a]	21	(7)
Comprehensive income	$1,384	$1,548

[a]Net of deferred taxes of ($6) million and ($4) million during the three months ended September 30, 2020 and 2019, respectively. The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Nine Months Ended September 30,	2020	2019
Operating revenues:
Freight revenues	$13,448	$15,392
Other revenues	944	1,104
Total operating revenues	14,392	16,496
Operating expenses:
Compensation and benefits	2,972	3,484
Depreciation	1,653	1,657
Purchased services and materials	1,470	1,723
Fuel	982	1,595
Equipment and other rents	655	754
Other	832	829
Total operating expenses	8,564	10,042
Operating income	5,828	6,454
Other income (Note 6)	221	187
Interest expense	(862)	(772)
Income before income taxes	5,187	5,869
Income taxes	(1,218)	(1,353)
Net income	$3,969	$4,516
Share and Per Share (Note 8):
Earnings per share - basic	$5.85	$6.39
Earnings per share - diluted	$5.83	$6.36
Weighted average number of shares - basic	679.0	707.2
Weighted average number of shares - diluted	680.7	709.8

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Nine Months Ended September 30,	2020	2019
Net income	$3,969	$4,516
Other comprehensive income/(loss):
Defined benefit plans	58	103
Foreign currency translation	(53)	7
Total other comprehensive income/(loss) [a]	5	110
Comprehensive income	$3,974	$4,626

[a] Net of deferred taxes of ($18) million and ($35) million during the nine months ended September 30, 2020 and 2019, respectively. The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	September 30,	December 31,
Millions, Except Share and Per Share Amounts	2020	2019
Assets
Current assets:
Cash and cash equivalents	$2,601	$831
Short-term investments (Note 13)	60	60
Accounts receivable, net (Note 10)	1,565	1,595
Materials and supplies	649	751
Other current assets	255	222
Total current assets	5,130	3,459
Investments	2,071	2,050
Net properties (Note 11)	54,375	53,916
Operating lease assets (Note 16)	1,642	1,812
Other assets	496	436
Total assets	$63,714	$61,673
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$2,861	$3,094
Debt due within one year (Note 14)	1,980	1,257
Total current liabilities	4,841	4,351
Debt due after one year (Note 14)	26,080	23,943
Operating lease liabilities (Note 16)	1,293	1,471
Deferred income taxes	12,328	11,992
Other long-term liabilities	1,973	1,788
Commitments and contingencies (Note 17)
Total liabilities	46,515	43,545
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,112,246,049 and 1,112,014,840 issued; 675,033,254 and 692,100,651
outstanding, respectively	2,781	2,780
Paid-in-surplus	4,849	4,523
Retained earnings	50,600	48,605
Treasury stock	(39,680)	(36,424)
Accumulated other comprehensive loss (Note 9)	(1,351)	(1,356)
Total common shareholders' equity	17,199	18,128
Total liabilities and common shareholders' equity	$63,714	$61,673

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Nine Months Ended September 30,	2020	2019
Operating Activities
Net income	$3,969	$4,516
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,653	1,657
Deferred and other income taxes	327	297
Other operating activities, net	119	102
Changes in current assets and liabilities:
Accounts receivable, net	30	105
Materials and supplies	102	(29)
Other current assets	(7)	(12)
Accounts payable and other current liabilities	(215)	(257)
Income and other taxes	15	(115)
Cash provided by operating activities	5,993	6,264
Investing Activities
Capital investments	(2,294)	(2,495)
Proceeds from asset sales	119	63
Maturities of short-term investments (Note 13)	106	120
Purchases of short-term investments (Note 13)	(106)	(110)
Other investing activities, net	94	(85)
Cash used in investing activities	(2,081)	(2,507)
Financing Activities
Debt issued (Note 14)	4,004	3,986
Share repurchase programs (Note 18)	(2,956)	(5,162)
Dividends paid	(1,974)	(1,925)
Debt repaid	(832)	(642)
Debt exchange	(327)	-
Net issuance of commercial paper (Note 14)	(2)	(5)
Other financing activities, net	(63)	(34)
Cash used in financing activities	(2,150)	(3,782)
Net change in cash, cash equivalents and restricted cash	1,762	(25)
Cash, cash equivalents, and restricted cash at beginning of year	856	1,328
Cash, cash equivalents, and restricted cash at end of period	$2,618	$1,303
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$152	$151
Common shares repurchased but not yet paid	-	42
Cash (paid for)/received from:
Income taxes, net of refunds	$(925)	$(1,104)
Interest, net of amounts capitalized	(911)	(855)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$2,601	$1,250
Restricted cash equivalents in other current assets	5	41
Restricted cash equivalents in other assets	12	12
Total cash, cash equivalents and restricted cash equivalents per above	$2,618	$1,303

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at July 1, 2019	1,112.0	(407.1)	$ 2,780	$ 3,954	$ 46,997	$ (34,262)	$ (1,298)	$ 18,171
Net income			-	-	1,555	-	-	1,555
Other comprehensive loss			-	-	-	-	(7)	(7)
Conversion, stock option exercises, forfeitures, and other	-	0.1	-	23	-	7	-	30
Share repurchase programs (Note 18)	-	(9.5)	-	528	-	(1,584)	-	(1,056)
Cash dividends declared ($0.97 per share)	-	-	-	-	(677)	-	-	(677)
Balance at September 30, 2019	1,112.0	(416.5)	$ 2,780	$ 4,505	$ 47,875	$ (35,839)	$ (1,305)	$ 18,016

Balance at July 1, 2020	1,112.3	(433.6)	$ 2,781	$ 4,135	$ 49,892	$ (38,984)	$ (1,372)	$ 16,452
Net income			-	-	1,363	-	-	1,363
Other comprehensive income			-	-	-	-	21	21
Conversion, stock option exercises, forfeitures, and other	(0.1)	0.4	-	4	-	14	-	18
Share repurchase programs (Note 18)	-	(4.0)	-	710	-	(710)	-	-
Cash dividends declared ($0.97 per share)	-	-	-	-	(655)	-	-	(655)
Balance at September 30, 2020	1,112.2	(437.2)	$ 2,781	$ 4,849	$ 50,600	$ (39,680)	$ (1,351)	$ 17,199

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2019	1,111.7	(386.6)	$ 2,779	$ 4,449	$ 45,284	$ (30,674)	$ (1,415)	$ 20,423
Net income			-	-	4,516	-	-	4,516
Other comprehensive income			-	-	-	-	110	110
Conversion, stock option exercises, forfeitures, and other	0.3	1.5	1	28	-	67	-	96
Share repurchase programs (Note 18)	-	(31.4)	-	28	-	(5,232)	-	(5,204)
Cash dividends declared ($2.73 per share)	-	-	-	-	(1,925)	-	-	(1,925)
Balance at September 30, 2019	1,112.0	(416.5)	$ 2,780	$ 4,505	$ 47,875	$ (35,839)	$ (1,305)	$ 18,016

Balance at January 1, 2020	1,112.0	(419.9)	$ 2,780	$ 4,523	$ 48,605	$ (36,424)	$ (1,356)	$ 18,128
Net income			-	-	3,969	-	-	3,969
Other comprehensive income			-	-	-	-	5	5
Conversion, stock option exercises, forfeitures, and other	0.2	1.0	1	16	-	10	-	27
Share repurchase programs (Note 18)	-	(18.3)	-	310	-	(3,266)	-	(2,956)
Cash dividends declared ($2.91 per share)	-	-	-	-	(1,974)	-	-	(1,974)
Balance at September 30, 2020	1,112.2	(437.2)	$ 2,781	$ 4,849	$ 50,600	$ (39,680)	$ (1,351)	$ 17,199

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2019 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2019, is derived from audited financial statements. The results of operations for the nine months ended September 30, 2020, are not necessarily indicative of the results for the entire year ending December 31, 2020.

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

The following table represents a disaggregation of our freight and other revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2020	2019	2020	2019
Bulk	$1,478	$1,682	$4,398	$4,980
Industrial	1,567	1,902	4,961	5,678
Premium	1,551	1,562	4,089	4,734
Total freight revenues	$4,596	$5,146	$13,448	$15,392
Other subsidiary revenues	193	223	557	665
Accessorial revenues	114	132	334	388
Other	16	15	53	51
Total operating revenues	$4,919	$5,516	$14,392	$16,496

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origin or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $556 million and $602 million, respectively, for the three months ended September 30, 2020 and 2019, and $1.5 billion and $1.8 billion, respectively for the nine months ended September 30, 2020 and 2019.

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

Information regarding stock-based compensation appears in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2020	2019	2020	2019
Stock-based compensation, before tax:
Stock options	$4	$5	$12	$14
Retention awards	13	19	45	61
Total stock-based compensation, before tax	$17	$24	$57	$75
Excess tax benefits from equity compensation plans	$16	$3	$51	$48

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

A summary of stock option activity during the nine months ended September 30, 2020, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2020	3,502	$113.38	6.1	yrs.	$236
Granted	558	176.63		N/A	N/A
Exercised	(1,271)	101.56		N/A	N/A
Forfeited or expired	(38)	161.13		N/A	N/A
Outstanding at September 30, 2020	2,751	$131.01	6.6	yrs.	$181
Vested or expected to vest at September 30, 2020	2,718	$130.61	6.6	yrs.	$180
Options exercisable at September 30, 2020	1,637	$110.85	5.4	yrs.	$141

Stock options are granted at the closing price on the date of grant, have 10 year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at September 30, 2020, are subject to performance or market-based vesting conditions.

At September 30, 2020, there was $20 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.2 years. Additional information regarding stock option exercises appears in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2020	2019	2020	2019
Intrinsic value of stock options exercised	$40	$10	$105	$174
Cash received from option exercises	29	10	80	108
Treasury shares repurchased for employee taxes	(8)	(3)	(20)	(32)
Tax benefit realized from option exercises	11	3	25	43
Aggregate grant-date fair value of stock options vested	-	-	14	15

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2020, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	1,898	$112.12
Granted	305	185.99
Vested	(634)	76.89
Forfeited	(68)	140.94
Nonvested at September 30, 2020	1,501	$140.71

Retention awards are granted at no cost to the employee or non-employee director and vest over periods lasting up to 4 years. At September 30, 2020, there was $98 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.7 years.

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

The assumptions used to calculate the present value of estimated future dividends related to the February 2020 grant were as follows:

2020
Dividend per share per quarter	$0.97
Risk-free interest rate at date of grant	1.4%

Changes in our performance retention awards during the nine months ended September 30, 2020, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	929	$123.32
Granted	287	166.63
Vested	(339)	102.79
Unearned	(8)	150.42
Forfeited	(55)	143.12
Nonvested at September 30, 2020	814	$145.54

At September 30, 2020, there was $21 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.2 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2020	2019	2020	2019
Service cost	$19	$23	$72	$67
Interest cost	33	40	102	120
Expected return on plan assets	(71)	(68)	(211)	(204)
Amortization of actuarial loss	27	16	79	48
Net periodic pension cost	$8	$11	$42	$31

The components of our net periodic OPEB costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2020	2019	2020	2019
Service cost	$-	$-	$1	$1
Interest cost	1	3	4	8
Amortization of:
Prior service cost	(3)	(4)	(10)	(4)
Actuarial loss	1	1	5	4
Net periodic OPEB cost	$(1)	$-	$-	$9

On June 30, 2019, the OPEB plan was remeasured to reflect an announced plan amendment effective January 1, 2020, that reduced and eliminated certain medical benefits for Medicare-eligible retirees. This plan amendment resulted in a reduction in the accumulated postretirement benefit obligation of approximately $92 million with a corresponding adjustment of $69 million in other comprehensive income, net of $23 million in deferred taxes. This amount is being amortized as a reduction of future net periodic OPEB cost over approximately 8 years, which represents the future remaining service period of eligible employees.

Cash Contributions

For the nine months ended September 30, 2020, cash contributions totaled $0 to the qualified pension plan. Any contributions made during 2020 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2020, we do not have minimum cash funding requirements for 2020.

6. Other Income

Other income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2020	2019	2020	2019
Net gain on non-operating asset dispositions [a]	$3	$4	$97	$14
Rental income	29	34	90	96
Net periodic pension and OPEB costs	12	12	31	28
Interest income	2	10	11	25
Interest income on employment tax refund	-	1	-	31
Non-operating environmental costs and other	(9)	(8)	(8)	(7)
Total	$37	$53	$221	$187

[a] The nine months ended September 30, 2020 includes a $69 million gain from a land and permanent easement sale to the Illinois State Toll Highway Authority.

7. Income Taxes

UPC is not currently under examination by the Internal Revenue Service (IRS). The statute of limitations has run for all years prior to 2017. Several state tax authorities are examining our state tax returns for years 2015 through 2018. At September 30, 2020, we had a net liability for unrecognized tax benefits of $74 million.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions, Except Per Share Amounts	2020	2019	2020	2019
Net income	$1,363	$1,555	$3,969	$4,516
Weighted-average number of shares outstanding:
Basic	675.0	699.3	679.0	707.2
Dilutive effect of stock options	0.9	1.2	0.8	1.3
Dilutive effect of retention shares and units	0.9	1.4	0.9	1.3
Diluted	676.8	701.9	680.7	709.8
Earnings per share – basic	$2.02	$2.22	$5.85	$6.39
Earnings per share – diluted	$2.01	$2.22	$5.83	$6.36
Stock options excluded as their inclusion would be anti-dilutive	0.5	0.6	0.7	0.5

9. Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2020, and 2019, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at July 1, 2020	$(1,110)	$(262)	$(1,372)
Other comprehensive income/(loss) before reclassifications	-	3	3
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	18	-	18
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($6) million	18	3	21
Balance at September 30, 2020	$(1,092)	$(259)	$(1,351)

Balance at July 1, 2019	$(1,100)	$(198)	$(1,298)
Other comprehensive income/(loss) before reclassifications	-	(18)	(18)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	11	-	11
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($4) million	11	(18)	(7)
Balance at September 30, 2019	$(1,089)	$(216)	$(1,305)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2020	$(1,150)	$(206)	$(1,356)
Other comprehensive income/(loss) before reclassifications	3	(53)	(50)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	55	-	55
Net year-to-date other comprehensive income/(loss), net of taxes of ($18) million	58	(53)	5
Balance at September 30, 2020	$(1,092)	$(259)	$(1,351)

Balance at January 1, 2019	$(1,192)	$(223)	$(1,415)
Other comprehensive income/(loss) before reclassifications	(25)	7	(18)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	36	-	36
OPEB Plan amendment (Note 5)	92	-	92
Net year-to-date other comprehensive income/(loss), net of taxes of ($35) million	103	7	110
Balance at September 30, 2019	$(1,089)	$(216)	$(1,305)

[a]The accumulated other comprehensive income/(loss) reclassification components are 1) prior service cost/(credit) and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, creditworthiness of customers, and current economic conditions. At September 30, 2020, and December 31, 2019, our accounts receivable were reduced by $18 million and $4 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At September 30, 2020, and December 31, 2019, receivables classified as other assets were reduced by allowances of $50 million and $35 million, respectively.

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

The amount recorded under the Receivables Facility was $400 million at both September 30, 2020, and December 31, 2019. The Receivables Facility was supported by $1.3 billion of accounts receivable as collateral at both September 30, 2020, and December 31, 2019, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $2 million and $4 million for the three months ended September 30,

2020 and 2019, respectively, and $6 million and $11 million for the nine months ended September 30, 2020 and 2019, respectively.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of September 30, 2020	Cost	Depreciation	Value	Useful Life
Land	$5,274	$ N/A	$5,274	N/A
Road:
Rail and other track material	17,521	6,550	10,971	42
Ties	10,997	3,294	7,703	34
Ballast	5,893	1,723	4,170	34
Other roadway [a]	20,759	4,259	16,500	48
Total road	55,170	15,826	39,344	N/A
Equipment:
Locomotives	9,427	3,548	5,879	17
Freight cars	2,082	790	1,292	25
Work equipment and other	1,101	340	761	18
Total equipment	12,610	4,678	7,932	N/A
Technology and other	1,176	508	668	12
Construction in progress	1,157	-	1,157	N/A
Total	$75,387	$21,012	$54,375	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2019	Cost	Depreciation	Value	Useful Life
Land	$5,276	$ N/A	$5,276	N/A
Road:
Rail and other track material	17,178	6,381	10,797	42
Ties	10,693	3,186	7,507	34
Ballast	5,752	1,669	4,083	34
Other roadway [a]	20,331	4,056	16,275	48
Total road	53,954	15,292	38,662	N/A
Equipment:
Locomotives	9,467	3,434	6,033	18
Freight cars	2,083	779	1,304	25
Work equipment and other	1,081	322	759	18
Total equipment	12,631	4,535	8,096	N/A
Technology and other	1,136	503	633	12
Construction in progress	1,249	-	1,249	N/A
Total	$74,246	$20,330	$53,916	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Sep. 30,	Dec. 31,
Millions	2020	2019
Accounts payable	$649	$749
Income and other taxes payable	550	496
Accrued wages and vacation	341	370
Current operating lease liabilities (Note 16)	308	362
Interest payable	200	289
Accrued casualty costs	180	190
Equipment rents payable	109	100
Other	524	538
Total accounts payable and other current liabilities	$2,861	$3,094

13. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of September 30, 2020, the Company had $75 million of short-term investments, of which $15 million are in a trust for the purpose of providing collateral for payment of certain other long-term liabilities, and as such are classified as other assets. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At September 30, 2020, the fair value of total debt was $33.2 billion, approximately $5.1 billion more than the carrying value. At December 31, 2019, the fair value of total debt was $27.2 billion, approximately $2.0 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Debt Exchange - On September 16, 2020, we exchanged $1,047 million of various outstanding notes and debentures due between May 1, 2037, and March 1, 2049 (the Existing Notes), for $1,047 million of 2.973% notes (the New Notes) due September 16, 2062, plus cash consideration of approximately $319 million in addition to $4 million for accrued and unpaid interest on the Existing Notes. In accordance with ASC 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the terms of the New Notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $9 million and were included in interest expense during the quarter ended September 30, 2020.

Debt Redemption – On September 30, 2020, we provided notice we will redeem, in entirety, the 4.0% notes due February 1, 2021, on November 1, 2020, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes have principal outstanding of $500 million.

Credit Facilities – At September 30, 2020, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and can be used to support the issuance of commercial paper. Credit facility withdrawals totaled $0 during the nine months ended September 30, 2020. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on London Interbank Offered Rates, plus a spread, depending upon credit ratings for our senior unsecured debt. The 5 year facility, set to expire on June 8, 2023, requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At September 30, 2020, the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $36.2 billion of debt (as defined in the Facility), and we had $29.6 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During the nine months ended September 30, 2020, we issued $2.1 billion and repaid $2.1 billion of commercial paper with maturities ranging from 14 to 74 days, and at September 30, 2020, we had $200 million of commercial paper outstanding. Our revolving credit facility can be used to support our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

In May 2020, we entered into three bilateral revolving credit lines which mature by May 18, 2021, totaling $600 million of available credit. Since entering into the three bilateral revolving credit lines, we drew $300 million and repaid $0, and at September 30, 2020, we had $300 million outstanding.

Shelf Registration Statement and Significant New Borrowings – In 2019, our Board of Directors reauthorized the issuance of up to $6 billion of debt securities. Under our shelf registration, we may issue, from time to time any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the nine months ended September 30, 2020, we issued the following unsecured, fixed-rate debt securities under our current shelf registration:

Date	Description of Securities
January 31, 2020	$500 million of 2.150% Notes due February 5, 2027
$750 million of 2.400% Notes due February 5, 2030
$1.0 billion of 3.250% Notes due February 5, 2050
$750 million of 3.750% Notes due February 5, 2070
April 7, 2020	$750 million of 3.250% Notes due February 5, 2050

We used the net proceeds from these offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At September 30, 2020, we had remaining authority from the Board of Directors to issue up to $2.25 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of both September 30, 2020, and December 31, 2019, we recorded $400 million of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $1.3 billion as of September 30, 2020, and are recorded as operating lease liabilities at present value in our Consolidated Statements of Financial Position.

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

The following are additional details related to our lease portfolio:

		Sep. 30,	Dec. 31,
Millions	Classification	2020	2019
Assets
Operating leases	Operating lease assets	$1,642	$1,812
Finance leases	Net properties [a]	444	468
Total leased assets		$2,086	$2,280
Liabilities
Current
Operating leases	Accounts payable and other current liabilities	$308	$362
Finance leases	Debt due within one year	95	114
Noncurrent
Operating leases	Operating lease liabilities	1,293	1,471
Finance leases	Debt due after one year	374	491
Total lease liabilities		$2,070	$2,438

[a] Finance lease assets are recorded net of accumulated amortization of $723 million and $797 million as of September 30, 2020, and December 31, 2019.

The lease cost components are classified as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Millions	Classification	2020	2019	2020	2019
Operating lease cost [a]	Equipment and other rents	$70	$75	$207	$253
Finance lease cost
Amortization of leased assets	Depreciation	16	18	50	54
Interest on lease liabilities	Interest expense	7	9	21	26
Net lease cost		$93	$102	$278	$333

[a] Includes short-term lease costs of $0.6 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $1.4 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively, and variable lease costs of $1.8 million and $2.3 million for the three months ended September 30, 2020 and 2019, respectively, and $5.0 million and $6.3 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents aggregate lease maturities as of September 30, 2020:

Millions	Operating Leases	Finance Leases	Total
2020	$41	$15	$56
2021	304	141	445
2022	269	115	384
2023	226	81	307
2024	218	68	286
After 2024	784	122	906
Total lease payments	$1,842	$542	$2,384
Less: Interest	241	73	314
Present value of lease liabilities	$1,601	$469	$2,070

The following table presents the weighted average remaining lease term and discount rate:

Sep. 30,
2020
Weighted-average remaining lease term (years)
Operating leases	8.1
Finance leases	5.5
Weighted-average discount rate (%)
Operating leases	3.7
Finance leases	5.2

The following table presents other information related to our operating and finance leases:

Millions,
for the Nine Months Ended September 30,	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$313	315
Operating cash flows from finance leases	25	30
Financing cash flows from finance leases	102	102
Leased assets obtained in exchange for finance lease liabilities	-	-
Leased assets obtained in exchange for operating lease liabilities	54	62

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 95% of the recorded liability is related to asserted claims and approximately 5% is related to unasserted claims at September 30, 2020. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $266 million to $290 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Nine Months Ended September 30,	2020	2019
Beginning balance	$265	$271
Current year accruals	52	59
Changes in estimates for prior years	(4)	(17)
Payments	(47)	(41)
Ending balance at September 30	$266	$272
Current portion, ending balance at September 30	$62	$61

We reassess our estimated insurance recoveries annually and have recognized an asset for estimated insurance recoveries at both September 30, 2020, and December 31, 2019. Any changes to recorded insurance recoveries are included in the above table in the changes in estimates for prior years category.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 375 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 29 sites that are the subject of actions taken by the U.S. government, 18 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Nine Months Ended September 30,	2020	2019
Beginning balance	$227	$223
Accruals	55	52
Payments	(47)	(49)
Ending balance at September 30	$235	$226
Current portion, ending balance at September 30	$65	$62

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

Insurance – The Company has a consolidated, wholly-owned captive insurance subsidiary (the captive), that provides insurance coverage for certain risks including FELA claims and property coverage which are subject to reinsurance. The captive entered into annual reinsurance treaty agreements that insure workers compensation, general liability, auto liability, and FELA risk. The captive cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. The captive receives direct premiums, which are netted against the Company’s premium costs in other expenses in the Condensed Consolidated Statements of Income. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance, and we do not believe our exposure to treaty participants’ non-performance is material at this time. We record both liabilities and reinsurance receivables using an actuarial analysis based on historical experience in our Condensed Consolidated Statements of Financial Position. Effective January 2019, the captive insurance subsidiary no longer participates in the reinsurance treaty agreement. The Company established a trust in the fourth quarter of 2018 for the purpose of providing collateral as required under the reinsurance treaty agreement for prior years’ participation.

Guarantees – At both September 30, 2020, and December 31, 2019, we were contingently liable for $15 million in guarantees. The fair value of these obligations as of both September 30, 2020, and December 31, 2019, was $0. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

18. Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of September 30, 2020, we repurchased a total of $40.1 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under repurchase programs in the first, second, and third quarters of 2020 and 2019:

	Number of Shares Purchased		Average Price Paid [a]
	2020	2019	2020	2019
First quarter [b]	14,305,793	18,149,450	$178.66	$165.79
Second quarter	-	3,732,974	-	171.24
Third quarter [c]	4,045,575	9,529,733	98.87	163.30
Total	18,351,368	31,412,157	$161.07	$165.68
Remaining number of shares that may be repurchased under current authority			114,803,713

[a]In the period of the final settlement, the average price paid under the accelerated share repurchase programs is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2020 and 2019 accelerated share repurchase programs was $155.86 and $167.01, respectively.

[b]Includes 8,786,380 and 11,795,930 shares repurchased in February 2020 and 2019, respectively, under accelerated share repurchase programs.

[c]Includes an incremental 4,045,575 and 3,172,900 shares received upon final settlement in July 2020 and August 2019, respectively, under accelerated share repurchase programs.

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

From October 1, 2020, through October 21, 2020, we repurchased 426 thousand shares at an aggregate cost of approximately $87 million.

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

On February 19, 2020, the Company received 8,786,380 shares of its common stock repurchased under ASRs for an aggregate of $2.0 billion. Upon settlement of these ASRs in the third quarter of 2020, we received 4,045,575 additional shares.

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

UPRR had $1.5 billion and $1.4 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of September 30, 2020, and December 31, 2019, respectively. TTX car hire expenses of $98 million and $100 million for the three months ended September 30, 2020 and 2019, respectively, and $282 million and $312 million for the nine months ended September 30, 2020 and 2019, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $67 million and $62 million as of September 30, 2020, and December 31, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2020, Compared to

Three and Nine Months Ended September 30, 2019

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

Cautionary Information

Statements in this Form 10-Q/filing, including forward-looking statements, speak only as of and are based on information we have learned as of October 22, 2020. We assume no obligation to update any such information to reflect subsequent developments, changes in assumptions or changes in other factors affecting forward-looking information. If we do update one or more of these statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other statements.

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are forward-looking statements within the meaning of Section 27A Securities Act of 1933 and the Section 21E of the Exchange Act. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Effects from COVID-19” in Item 2 regarding the impact of the coronavirus (COVID-19) pandemic on our business and operations, “Liquidity and Capital Resources” in Item 2 regarding our capital plan, statements under the caption “Share Repurchase Programs”, statements under the caption “Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments”, and statements under the caption “Other Matters.” Forward-looking statements and information also include any other statements or information in this report regarding: potential impacts of the COVID-19 pandemic on our business operations, financial results, liquidity, and financial position, and on the world economy (including our customers and supply chains), including as a result of decreased volume and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to risks and uncertainties over which management has little or no influence or control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic. The Risk Factors in Item 1A of our 2019 Annual Report on Form 10-K, filed February 7, 2020, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2019 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first nine months of 2020.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $2.01 per diluted share on net income of $1.4 billion and an operating ratio of 58.7% in the third quarter of 2020 compared to earnings of $2.22 per diluted share on net income of $1.6 billion and an operating ratio of 59.5% for the third quarter of 2019. Freight revenues decreased 11% in the quarter compared to the same period in 2019 driven by a 4% volume decline and a 7% lower average revenue per car (ARC) due to negative mix of traffic (for example, a relative increase in intermodal shipments, which have a lower ARC) and lower fuel surcharge revenue, partially offset by core pricing gains. The ongoing COVID-19 pandemic continued to impact multiple market segments negatively but to a lesser degree than the second quarter of 2020. Despite the weaker economic conditions, a few market segments saw growth from export demand and contract wins. Cost savings from productivity, lower volume, and lower fuel prices drove operating expenses down 12% from 2019. These reductions were not enough to offset the revenue decline resulting in a decrease of operating income down 9% in the third quarter compared to the same period in 2019. Despite the adversity from the COVID-19 pandemic throughout the quarter, our operational transformation produced an all-time best quarter operating ratio of 58.7%.

Effects from COVID-19

As businesses adjusted to operating in the new COVID-19 pandemic environment, demand to ship freight began to rebound in the third quarter. Although carload volumes remain below last year’s pre-COVID-19 levels, we have seen sequential improvement from the second quarter in almost every market segment. By the end of the third quarter, most automotive manufacturing plants were operating at or near capacity, but demand is still lagging as year over year volumes were down versus third quarter 2019. Other market segments that have not seen full recoveries are construction products, industrial chemicals, plastics, food, and refrigerated products. Finally, low crude oil and natural gas prices continue to negatively impact our shipments of coal, petroleum products, and sand.

We adjusted demand-driven resources to reflect the lower volumes and we continue to focus on productivity initiatives to partially offset lost revenue. In addition, during the second quarter we implemented a temporary unpaid leave of absence for management and administrative employees and decreased executive salaries and retainers for members of the Board of Directors by 25%. Unpaid leave of absence and salary reductions were through July, except for our CEO. The retainer reduction for our Board of Directors and salary reduction for our CEO were through August. The repair facilities (a locomotive shop and a freight car shop), closed in the second quarter due to reduced demand, resumed limited operations in the latter part of the third quarter. We continue to incur additional expenses associated with keeping our employees, customers, and communities safe. The associated expenses were not material to our overall financial results in the third quarter, and are currently not expected to be material for the remainder of the year.

Our rail network remains fluid, and we continue to serve our customers with minimal impact from disruptions caused by the COVID-19 pandemic. As international trade and domestic manufacturing began to rebound, we experienced episodic service issues in our intermodal network as we added resources to meet sharply increased demand. However, we still have ample capacity for further growth.

We have and are continuing to adapt to protect the safety of our employees, our customers and the communities we serve. We are committed to continuing to implement appropriate investments and operational changes to protect the health and wellbeing of our employees, as they play the most critical role in keeping our operations running. Enhanced safety procedures have been implemented across the system and adjusted based on the local working environment as our employees slowly transition back into our office buildings. We also have devoted resources to address protection of our technology systems and proprietary data while some of our employees are working from home.

During the third quarter, we generated $1.6 billion of cash from operations. On September 30, 2020, we had $2.6 billion of cash and cash equivalents, $2 billion of credit available under our revolving credit facility and up to $400 million undrawn on the Receivables Facility. Based on the strength of our cash position, in the third quarter we completed a $1.0 billion debt exchange, provided notice that we intend to redeem the $500 million principal outstanding of 4.0% notes due February 1, 2021, on November 1, 2020, and plan to repay the $300 million outstanding bilateral revolving credit lines we assumed earlier this year. We have $361 million of debt maturing, including $200 million of commercial paper and $150 million in term loans, before the end of the year. Depending upon market conditions, we plan to renew the term loans and continue to maintain the commercial paper program. We have been, and we expect to continue to be, in compliance with our debt covenants. Our bad debt provision was adjusted in the third quarter to reflect deteriorations of customers’ creditworthiness. We paid our quarterly dividend on September 30, 2020, and plan to maintain the dividend at current levels. In the third quarter, we completed our $2 billion accelerated share repurchase program entered into on February 18, 2020, and resumed share repurchases in the fourth quarter after suspending share repurchases in March.

As we enter the last quarter of 2020, much still remains uncertain with COVID-19 and the economy. The resurgence of COVID-19 and how governments and consumers react could result in or contribute to customer disruptions, an elongated recovery period or a downturn from our current business levels. Therefore, the impact of the pandemic on our 2020 financial and operating results could continue to be material, but ultimately, we continue to focus on what we can manage, such as increasing productivity and seeking new business opportunities, as well as, protecting our employees, customers, and communities and providing excellent service to our customers.

Operating Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2020	2019	Change	2020	2019	Change
Freight revenues	$4,596	$5,146	(11)%	$13,448	$15,392	(13)%
Other subsidiary revenues	193	223	(13)	557	665	(16)
Accessorial revenues	114	132	(14)	334	388	(14)
Other	16	15	7	53	51	4
Total	$4,919	$5,516	(11)%	$14,392	$16,496	(13)%

We generate freight revenues by transporting freight or other materials from our three commodity groups. Prior to 2020, we reported on four commodity groups, thus 2019 freight revenue, ARC, and carloadings have been realigned to the new reporting format. Freight revenues vary with volume (carloads) and ARC. Changes in price, traffic mix, and fuel surcharges drive ARC. Customer incentives, which are primarily provided for shipping to/from specific locations or based on cumulative volumes, are recorded as a reduction to operating revenues. Customer incentives that include variable consideration based on cumulative volumes are estimated using the expected value method, which is based on available historical, current, and forecasted volumes, and recognized as the related performance obligation is satisfied. We recognize freight revenues over time as shipments move from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred.

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

Freight revenue decreased 11% during the third quarter of 2020 compared to 2019, resulting from a 4% volume decline, negative mix of traffic, and lower fuel surcharges, partially offset by core pricing gains. Volume declined in almost every market segment due to the economic conditions brought on by the COVID-19 pandemic.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $203 million and $760 million in the third quarter and year-to-date periods of 2020 compared to $393 million and $1.2 billion in the same period of 2019. The decline was driven by lower fuel prices, the lag impact on fuel surcharge recovery (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries), and reduced volume.

Other subsidiary revenues decreased in the third quarter and the year-to-date period compared to 2019 driven primarily by the disruption of the automotive supply chain which drove lower intermodal shipments and revenue at our subsidiaries that broker intermodal and transload logistics services. Accessorial revenue declined in the third quarter driven by lower industrial products traffic, partially offset by increased intermodal shipments. Year-to-date, declines in both commodities drove lower accessorial revenue in 2020 compared to 2019.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Nine Months Ended
Freight Revenues	September 30,			September 30,
Millions	2020	2019	Change	2020	2019	Change
Grain & grain products	$695	$704	(1)%	$2,028	$2,080	(3)%
Fertilizer	157	161	(2)	499	492	1
Food & refrigerated	239	253	(6)	694	767	(10)
Coal & renewables	387	564	(31)	1,177	1,641	(28)
Bulk	1,478	1,682	(12)	4,398	4,980	(12)
Industrial chemicals & plastics	454	494	(8)	1,384	1,428	(3)
Metals & minerals	365	520	(30)	1,202	1,613	(25)
Forest products	284	290	(2)	853	878	(3)
Energy & specialized markets	464	598	(22)	1,522	1,759	(13)
Industrial	1,567	1,902	(18)	4,961	5,678	(13)
Automotive	481	542	(11)	1,194	1,616	(26)
Intermodal	1,070	1,020	5	2,895	3,118	(7)
Premium	1,551	1,562	(1)	4,089	4,734	(14)
Total	$4,596	$5,146	(11)%	$13,448	$15,392	(13)%

	Three Months Ended			Nine Months Ended
Revenue Carloads	September 30,			September 30,
Thousands,	2020	2019	Change	2020	2019	Change
Grain & grain products	187	181	3%	529	528	-%
Fertilizer	50	48	4	149	145	3
Food & refrigerated	48	48	-	137	147	(7)
Coal & renewables	213	271	(21)	607	771	(21)
Bulk	498	548	(9)	1,422	1,591	(11)
Industrial chemicals & plastics	144	158	(9)	439	463	(5)
Metals & minerals	156	200	(22)	492	579	(15)
Forest products	55	55	-	161	167	(4)
Energy & specialized markets	125	157	(20)	402	460	(13)
Industrial	480	570	(16)	1,494	1,669	(10)
Automotive	203	222	(9)	490	650	(25)
Intermodal [a]	863	789	9	2,296	2,443	(6)
Premium	1,066	1,011	5	2,786	3,093	(10)
Total	2,044	2,129	(4)%	5,702	6,353	(10)%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Average Revenue per Car	2020	2019	Change	2020	2019	Change
Grain & grain products	$3,705	$3,900	(5)%	$3,832	$3,939	(3)%
Fertilizer	3,172	3,334	(5)	3,361	3,391	(1)
Food & refrigerated	4,891	5,203	(6)	5,053	5,211	(3)
Coal & renewables	1,820	2,082	(13)	1,938	2,129	(9)
Bulk	2,964	3,068	(3)	3,092	3,130	(1)
Industrial chemicals & plastics	3,154	3,131	1	3,150	3,087	2
Metals & minerals	2,337	2,599	(10)	2,444	2,785	(12)
Forest products	5,181	5,275	(2)	5,300	5,249	1
Energy & specialized markets	3,742	3,797	(1)	3,791	3,822	(1)
Industrial	3,271	3,336	(2)	3,321	3,402	(2)
Automotive	2,368	2,436	(3)	2,438	2,485	(2)
Intermodal [a]	1,238	1,294	(4)	1,261	1,276	(1)
Premium	1,454	1,545	(6)	1,468	1,530	(4)
Average	$2,248	$2,417	(7)%	$2,359	$2,423	(3)%

[a] For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated goods, and coal and renewables. Freight revenue from bulk shipments decreased in the third quarter of 2020 compared to 2019 due to a 9% volume decline and lower fuel surcharge revenue. Volume declines were driven by a reduction in coal shipments, partially offset by increased shipments of export feed grain and beverages. Continued softness in market conditions due to low natural gas prices and weak export demand drove the 23% decline in coal shipments in the third quarter 2020 compared to the same period in 2019. The COVID-19 pandemic impacted production of some food products and the demand for ethanol and related products driving the year-over-year declines in the third quarter compared to the same period in 2019. Year-to-date, freight revenue from bulk shipments decreased compared to the same period in 2019, driven by an 11% volume decline and lower fuel surcharge revenue, partially offset by core pricing gains and positive mix of traffic. Volume declines were driven by a 23% reduction in coal shipments, partially offset by growth in renewables and export grain shipments. The COVID-19 pandemic negatively impacted production of imported beer, food products, and the demand for ethanol and related products in the year-to-date period.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenue from industrial shipments decreased in the third quarter and nine-month period compared to the same period in 2019 due to lower volume, negative mix of traffic, and lower fuel surcharge revenue, partially offset by core pricing gains. In the third quarter of 2020, low oil prices were the primary driver of a 44% decline in petroleum product shipments and a 68% decline in sand shipments compared to the third quarter of 2019. During the third quarter, the COVID-19 pandemic continued to impact a wide span of industries driving declines in many of our market segments, including rock, industrial chemicals, soda ash, and plastics. Although volume from industrial shipments were up in the first quarter, it was not enough to overcome the weak demand in the second and third quarters, resulting in a year-to-date volume decline of 10% compared to last year driven by declines in sand, petroleum products, industrial chemicals, soda ash, and rock.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenue declined 1% in the third quarter compared to 2019 due to a lower fuel surcharge revenue and negative mix of traffic, partially offset by a 5% volume increase and core pricing gains. Volume increases were driven by recent contract wins and continued strength of e-commerce parcel shipments, partially offset by COVID-19 related market weakness in automobiles and products shipped from Asia. Year-to-date, freight revenue declined 14% due to decreased volume, lower fuel surcharge revenue, and negative mix of traffic, partially offset by core pricing gains. Volume declines in international intermodal due to trade uncertainty and the COVID-19 impact on supply chains between Asia and the U.S., along with the temporary automotive production halt, drove the 10% decline in premium shipments for the nine-month period of 2020 compared to 2019. These declines were partially offset by contract wins beginning in the third quarter.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business decreased 8% to $556 million in the third quarter of 2020 compared to 2019 driven by a 6% volume decline and lower fuel surcharge revenue, partially offset by core pricing gains. The volume decline was driven by the COVID-19 pandemic with declines in automotive and intermodal shipments, partially offset by increases in beer and grain. Year-to-date, freight revenue decreased 14% to $1.5 billion as a result of volume declines in automotive, intermodal, and coal shipments and lower fuel surcharge revenue, partially offset by core pricing gains.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2020	2019	Change	2020	2019	Change
Compensation and benefits	$1,008	$1,134	(11)%	$2,972	$3,484	(15)%
Depreciation	555	557	-	1,653	1,657	-
Purchased services and materials	508	574	(11)	1,470	1,723	(15)
Fuel	301	504	(40)	982	1,595	(38)
Equipment and other rents	217	236	(8)	655	754	(13)
Other	299	277	8	832	829	-
Total	$2,888	$3,282	(12)%	$8,564	$10,042	(15)%

Operating expenses decreased $394 million and $1.5 billion in the third quarter and year-to-date periods, respectively, compared to 2019 driven by volume declines, productivity initiatives, lower fuel prices, and lower destroyed equipment and freight costs. Partially offsetting these decreases compared to 2019 are inflation, increased bad debt expense, and higher state and local taxes. In addition, the year-to-date decreases were positively impacted by lower year-over-year weather-related costs and an insurance reimbursement for last year’s weather-related losses, partially offset by an employment tax refund recognized in 2019.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the third quarter period, expenses decreased 11% compared to 2019 due to declines in carload volumes; productivity initiatives; management’s actions responding to the sharp decline in volume, including one month of temporary unpaid leave and salary reductions, and almost three months of large shop closures (a locomotive shop, a freight car shop, and a maintenance-of-way shop); partially offset by wage inflation and severance costs. The year-to-date period compared to 2019 was favorably impacted by decreased weather-related costs, offset by an employment tax refund recognized in 2019. Severance costs were relatively flat for the year-to-date period.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was essentially flat compared to the third quarter and year-to-date periods of 2020 compared to 2019.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 11% in the third quarter compared to 2019 primarily due to lower locomotive maintenance expenses due to a smaller active fleet, lower volume-related costs for intermodal and transload services, lower costs for transportation and lodging for train crews, partially offset by costs associated with derailments. For the nine-month period purchased services and materials decreased 15% compared to the same period in 2019, driven by lower volume-related costs for intermodal and transload services, lower locomotive maintenance expenses due to a smaller active fleet, lower costs for transportation and lodging for the train crews, professional services expense, costs associated with derailments, and lower year-over-year weather-related costs.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. A 35% decline in locomotive diesel fuel prices, which averaged $1.36 per gallon (including taxes and transportation costs) in the third quarter of 2020 compared to $2.09 per gallon in the same period in 2019, a 9% decline in gross ton-miles partially offset by a 1% deterioration in the fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-mile in thousands, drove the decrease in the third quarter compared to the same period in 2019. For the nine-month period, locomotive diesel fuel prices averaged $1.51 per gallon in 2020 compared to $2.13 in 2019, the main driver of the 38% decrease in expense. In addition, gross ton-miles decreased 12% and the fuel consumption rate improved 2% during the year-to-date period, also driving lower fuel expense compared to 2019.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense decreased 8% in the third quarter compared to 2019 driven by decreased car rent expense due to improved cycle times, lower locomotive and freight car lease expenses, and volume declines. The year-to-date period was down 13% compared to the same period last year, driven by the same factors as the third quarter except expense was negatively impacted by lower equity income from our investment in TTX Company and longer auto racks cycle times.

Other – Other expenses include state and local taxes; freight, equipment and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt, and other general expenses. Other costs increased 8% in the third quarter driven by higher state and local taxes, bad debt expense, write off of certain in-progress capital projects and lease impairments, and lower equity income from our investment in Grupo Ferroviaro Mexicano, partially offset by lower costs associated with freight loss and damage, employee travel, and destroyed equipment. In addition, we received an insurance reimbursement for weather-related expenses incurred last year in the second quarter of 2020, driving our year-to-date other expenses to be essentially flat when compared to the same period last year.

 Non-Operating Items

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2020	2019	Change	2020	2019	Change
Other income	$37	$53	(30)%	$221	$187	18%
Interest expense	(295)	(266)	11	(862)	(772)	12
Income taxes	(410)	(466)	(12)	(1,218)	(1,353)	(10)

Other Income – Other income decreased in the third quarter of 2020 compared to 2019 as a result of lower interest income and rental income. The year-to-date period increased due to larger gains from real estate sales, including a $69 million gain from a land and permanent easement sale to the Illinois State Toll Highway Authority partially offset by $31 million in interest income associated with an employment tax refund in 2019 and lower interest income.

Interest Expense – Interest expense increased in the third quarter of 2020 compared to 2019 due to an increase in the weighted-average debt level of $28.3 billion in 2020 compared to $25.4 billion in 2019, partially offset by a lower effective interest rate of 4.1% in 2020 compared to 4.3% in 2019. Year-to-date, interest expense increased due to an increased weighted-average debt level of $28.0 billion in 2020 from $24.6 billion in 2019, partially offset by a lower effective interest rate of 4.1% in 2020 compared to 4.3% in 2019.

Income Taxes – Income taxes decreased in the third quarter and nine-month periods of 2020 compared to 2019 due to lower pre-tax income. Our effective tax rates year-to-date 2020 and 2019 were 23.5% and 23.1%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Surface Transportation Board (STB). We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Management continuously measures these key operating metrics to evaluate our productivity, asset utilization, and network efficiency in striving to provide a consistent, reliable service product to our customers.

Railroad performance measures are included in the table below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020	2019	Change		2020	2019	Change
Gross ton-miles (GTMs) (billions)	197.0	215.5	(9)%		568.9	645.8	(12)%
Revenue ton-miles (billions)	97.9	108.1	(9)		283.5	323.5	(12)
Freight car velocity (daily miles per car) [a]	220	214	3		217	203	7
Average train speed (miles per hour) [a] [b]	25.3	25.2	-		25.8	24.8	4
Average terminal dwell time (hours) [a] [b]	22.8	23.6	(3)		22.8	25.3	(10)
Locomotive productivity (GTMs per horsepower day)	138	124	11		135	118	14
Train length (feet)	8,984	7,924	13		8,676	7,618	14
Intermodal car trip plan compliance (%)	77	81	(4)	pts	81	72	9	pts
Manifest/Automotive car trip plan compliance (%)	72	67	5	pts	70	63	7	pts
Workforce productivity (car miles per employee)	998	883	13		920	853	8
Total employees (average)	30,155	36,659	(18)		31,362	38,456	(18)
Operating ratio	58.7	59.5	(0.8)	pts	59.5	60.9	(1.4)	pts

[a] Prior years have been recast to conform to the current year presentation which reflects minor refinements.

[b] As reported to the STB.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles both decreased 9% during the third quarter of 2020 compared to 2019, driven by a 4% decline in carloadings. Changes in commodity mix drove the variance in year-over-year decreases between gross ton-miles, revenue ton-miles, and carloads. Year-to-date, gross ton-miles and revenue ton-miles both decreased 12% compared to 2019, driven by a 10% decrease in carloadings.

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Continued implementation of our new operating plan was the primary driver of the improvement from 2019 as both average terminal dwell and average train speed improved in the third quarter and the nine-month period of 2020 compared to the same periods in 2019. Average terminal dwell time in 2020 decreased compared to 2019 largely due to improved terminal processes, transportation plan changes to eliminate switches, and reduced carload volumes due to COVID-19. Average train speed in 2020 improved slightly in the third quarter as weather-related challenges that slowed trains partially offset gains achieved through the implementation of our new operating plan.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower. Locomotive productivity increased in the third quarter and year-to-date period compared to the same periods in 2019 driven by a reduction in our average active fleet size due to transportation plan changes and lower locomotive dwell times.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length increased in the third quarter and nine-month period compared to same periods in 2019 as a result of blending service products and transportation plan changes.

Car Trip Plan Compliance – Car trip plan compliance is the percentage of cars delivered on time in accordance with our original trip plan. Our network trip plan compliance is broken into the intermodal and manifest products. Intermodal trip plan compliance deteriorated in the third quarter of 2020 compared to same period in 2019 as a result of the surge in intermodal shipments towards the end of the second quarter. Since the drop in service performance at the beginning of the third quarter, the metric has improved sequentially throughout the quarter. Despite the deterioration in the third quarter, intermodal car trip plan compliance was better for the nine-month period compared to 2019 due to improved train speed and reduced dwell at our origin and destination ramps. Manifest car trip plan compliance improved in the third quarter and nine-month period compared to 2019 due to improved car dwell in our yards, increased train velocity across the network, and more reliable first mile last mile service. Compared to the nine month period of 2019, both metrics were aided by reduced carload volumes due to COVID-19 and milder weather.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 13%, reaching a quarterly record in the third quarter as average daily car miles decreased 7% while employees decreased 18% compared to 2019. Lower volume drove the decline in average daily car miles. The 18% decline in employee levels was driven by productivity initiatives, a 4% decline in carload volumes, and a smaller capital workforce. Year-to-date, workforce productivity improved 8% as average daily car miles decreased 12% while employees decreased 18% compared to 2019. At the end of the third quarter, approximately 5,100 employees across all crafts were furloughed.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio of 58.7% was an all-time record and improved 0.8 points compared to 2019 mainly driven by productivity initiatives, lower fuel prices, and core pricing gains; which were partially offset by a negative mix of traffic, inflation, and other cost increases. Our year-to-date operating ratio of 59.5% improved 1.4 points compared to 2019.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Sep. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2020	2019
Net income	$5,372	$5,919
Add:
Income tax expense	1,693	1,828
Depreciation	2,212	2,216
Interest expense	1,140	1,050
EBITDA	$10,417	$11,013
Adjustments:
Other income	(277)	(243)
Interest on operating lease liabilities [b]	59	68
Adjusted EBITDA	$10,199	$10,838
Debt	$28,060	$25,200
Operating lease liabilities	1,601	1,833
Unfunded pension and OPEB, net of taxes of $107 and $124	349	400
Adjusted debt	$30,010	$27,433
Adjusted debt / Adjusted EBITDA	2.9	2.5

[a]The trailing twelve month income statement information ended September 30, 2020, is recalculated by taking the twelve months ended December 31, 2019, subtracting the nine months ended September 30, 2019, and adding the nine months ended September 30, 2020.

[b]Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

Adjusted debt to Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, other income, and interest on operating lease liabilities) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to Adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income. The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA. At both September 30, 2020, and December 31, 2019, the incremental borrowing rate on operating lease liabilities was 3.7%.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Nine Months Ended September 30,	2020	2019
Cash provided by operating activities	$5,993	$6,264
Cash used in investing activities	(2,081)	(2,507)
Cash used in financing activities	(2,150)	(3,782)
Net change in cash, cash equivalents and restricted cash	$1,762	$(25)

Operating Activities

Cash provided by operating activities decreased in the first nine months of 2020 compared to the same period of 2019 due primarily to lower net income, partially offset by a deferral of employment taxes paid, allowed by a provision in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

Investing Activities

Cash used in investing activities decreased in the first nine months of 2020 compared to the same period of 2019 primarily driven by reduced capital investment on locomotives and increased real estate sales.

The table below details cash capital investments:

Millions,
for the Nine Months Ended September 30,	2020	2019
Rail and other track material	$393	$418
Ties	415	328
Ballast	188	203
Other [a]	456	477
Total road infrastructure replacements	1,452	1,426
Line expansion and other capacity projects	234	240
Commercial facilities	125	109
Total capacity and commercial facilities	359	349
Locomotives and freight cars [b]	210	419
Positive train control	52	57
Technology and other	221	244
Total cash capital investments	$2,294	$2,495

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include lease buyouts of $32 million in 2020 and $214 million in 2019.

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

Financing Activities

Cash used in financing activities decreased in the first nine months of 2020 compared to the same period of 2019, driven by decreased share repurchases.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions,
for the Nine Months Ended September 30,	2020	2019
Cash provided by operating activities	$5,993	$6,264
Cash used in investing activities	(2,081)	(2,507)
Dividends paid	(1,974)	(1,925)
Free cash flow	$1,938	$1,832

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions,
for the Nine Months Ended September 30,	2020	2019
Cash provided by operating activities	$5,993	$6,264
Cash used in capital investments	(2,294)	(2,495)
Total (a)	3,699	3,769
Net income (b)	3,969	4,516
Cash flow conversion rate (a/b)	93%	83%

Current Liquidity Status

We are continually evaluating the impact of COVID-19 on our financial condition and liquidity. Although the situation is fluid and highly uncertain, we continue to analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient capacity to sustain an extended period of lower volumes.

During the third quarter, we generated $1.6 billion of cash from operations. On September 30, 2020, we had $2.6 billion of cash and cash equivalents, $2 billion of credit available under our revolving credit facility and up to $400 million undrawn on the Receivables Facility. Based on the strength of our cash position, in the third quarter we completed a $1.0 billion debt exchange, provided notice that we intend to redeem the $500 million principal outstanding of 4.0% notes due February 1, 2021, on November 1, 2020, and plan to repay the $300 million outstanding bilateral revolving credit lines we assumed earlier this year. We have $361 million of debt maturing, including $200 million of commercial paper and $150 million in term loans, before the end of the year. Depending upon market conditions, we plan to renew the term loans and continue to maintain the commercial paper program. We have been, and we expect to continue to be, in compliance with our debt covenants. Our bad debt provision was adjusted in the third quarter to reflect deteriorations of customers’ creditworthiness. We paid our quarterly dividend on September 30, 2020, and plan to maintain the dividend at current levels. In the third quarter, we completed our $2 billion accelerated share repurchase program entered into on February 18, 2020, and resumed share repurchases in the fourth quarter after suspending share repurchases in March.

Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of September 30, 2020, we repurchased a total of $40.1 billion of our common stock since commencement of our repurchase programs in 2007.

The table below represents shares repurchased under repurchase programs in the first, second, and third quarters of 2020 and 2019:

	Number of Shares Purchased		Average Price Paid [a]
	2020	2019	2020	2019
First quarter [b]	14,305,793	18,149,450	$178.66	$165.79
Second quarter	-	3,732,974	-	171.24
Third quarter [c]	4,045,575	9,529,733	98.87	163.30
Total	18,351,368	31,412,157	$161.07	$165.68
Remaining number of shares that may be repurchased under current authority			114,803,713

[a]In the period of the final settlement, the average price paid under the accelerated share repurchase programs are calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2020 and 2019 accelerated share repurchase programs was $155.86 and $167.01, respectively.

[b]Includes 8,786,380 and 11,795,930 shares repurchased in February 2020 and 2019, respectively, under accelerated share repurchase programs.

[c]Includes an incremental 4,045,575 and 3,172,900 shares received upon final settlement in July 2020 and August 2019, respectively, under accelerated share repurchase programs.

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

From October 1, 2020, through October 21, 2020, we repurchased 426 thousand shares at an aggregate cost of approximately $87 million.

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

On February 19, 2020, the Company received 8,786,380 shares of its common stock repurchased under ASRs for an aggregate of $2.0 billion. Upon settlement of these ASRs in the third quarter of 2020, we received 4,045,575 additional shares.

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

The following tables identify material obligations and commitments as of September 30, 2020:

		Oct. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2020	2021	2022	2023	2024	2024	Other
Debt [a]	$49,983	$983	$2,050	$2,680	$2,246	$2,265	$39,759	$-
Operating leases [b]	1,842	41	304	269	226	218	784	-
Finance lease obligations [c]	542	15	141	115	81	68	122	-
Purchase obligations [d]	2,877	425	922	465	248	188	626	3
Other postretirement benefits [e]	197	12	24	22	22	20	97	-
Income tax contingencies [f]	74	1	-	-	-	-	-	73
Total contractual obligations	$55,515	$1,477	$3,441	$3,551	$2,823	$2,759	$41,388	$76

[a]Excludes finance lease obligations of $469 million, as well as unamortized discount and deferred issuance costs of ($1,552) million. Includes an interest component of $20,840 million.

[b] Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $241 million.

[c]Represents total obligations, including interest component of $73 million.

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

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of September 30, 2020. For amounts where the year of settlement is uncertain, they are included in the Other column.

		Oct. 1	Amount of Commitment Expiration by Dec. 31,
		through
Other Commercial Commitments		Dec. 31,					After
Millions	Total	2020	2021	2022	2023	2024	2024
Credit facilities [a]	$2,000	$-	$-	$-	$2,000	$-	$-
Receivables securitization facility [b]	800	-	-	800	-	-	-
Bilateral revolving credit lines [c]	600	-	600	-	-	-	-
Guarantees [d]	15	5	5	5	-	-	-
Standby letters of credit [e]	18	7	11	-	-	-	-
Total commercial commitments	$3,433	$12	$616	$805	$2,000	$-	$-

[a] None of the credit facility was used as of September 30, 2020.

[b] $400 million of the receivables securitization facility was utilized as of September 30, 2020, which is accounted for as debt. The full program matures in July 2022.

[c]$300 million of the bilateral revolving credit lines were utilized as of September 30, 2020, which is accounted for as debt. The programs mature in May 2021.

[d]Includes guaranteed obligations related to our affiliated operations.

[e]None of the letters of credit were drawn upon as of September 30, 2020.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer (CEO) and Executive Vice President and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors disclosed in our Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020. These risks could materially and adversely affect our business, financial condition, results of operations (including revenues and profitability), and/or stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2020:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share [b]	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [c]	Maximum Number of Shares That May Be Purchased Under Current Authority [d]
Jul. 1 through Jul. 31	4,048,950	$98.93	4,045,575	114,803,713
Aug. 1 through Aug. 31	54,931	194.64	-	114,803,713
Sep. 1 through Sep. 30	52,662	202.19	-	114,803,713
Total	4,156,543	$101.50	4,045,575	N/A

[a]Total number of shares purchased during the quarter includes 110,968 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]In the period of the final settlement, the average price paid under the ASR program is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2020 and 2019 ASR programs was $155.86 and $167.01, respectively.

[c]Total number of shares purchased as part of a publicly announced plan or program includes 4,045,575 shares repurchased in July under ASRs. See Note 18 to the Condensed Consolidated Financial Statements for additional information.

[d]Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

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
101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 (filed with the SEC on October 22, 2020), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended September 30, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2020, and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2020 and 2019, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated: October 22, 2020

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)