Form 10-Q
period 2021-03-31
UNION PACIFIC CORP
filed 2021-04-22
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

☐ Yes     ☒ No

As of April 16, 2021, there were 664,302,521 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended March 31,	2021	2020
Operating revenues:
Freight revenues	$4,649	$4,880
Other revenues	352	349
Total operating revenues	5,001	5,229
Operating expenses:
Compensation and benefits	1,026	1,059
Depreciation	549	547
Purchased services and materials	490	521
Fuel	411	434
Equipment and other rents	212	227
Other	320	298
Total operating expenses	3,008	3,086
Operating income	1,993	2,143
Other income, net (Note 6)	51	53
Interest expense	(290)	(278)
Income before income taxes	1,754	1,918
Income taxes	(413)	(444)
Net income	$1,341	$1,474
Share and Per Share (Note 7):
Earnings per share - basic	$2.01	$2.15
Earnings per share - diluted	$2.00	$2.15
Weighted average number of shares - basic	667.6	684.3
Weighted average number of shares - diluted	669.2	686.2

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended March 31,	2021	2020
Net income	$1,341	$1,474
Other comprehensive income/(loss):
Defined benefit plans	25	22
Foreign currency translation	(26)	5
Total other comprehensive income/(loss) [a]	(1)	27
Comprehensive income	$1,340	$1,501

[a]Net of deferred taxes of ($8) million and ($7) million during the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	March 31,	December 31,
Millions, Except Share and Per Share Amounts	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,183	$1,799
Short-term investments (Note 12)	60	60
Accounts receivable, net (Note 9)	1,610	1,505
Materials and supplies	659	638
Other current assets	207	212
Total current assets	3,719	4,214
Investments	2,167	2,164
Properties, net (Note 10)	54,062	54,161
Operating lease assets	1,581	1,610
Other assets	264	249
Total assets	$61,793	$62,398
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 11)	$3,306	$3,104
Debt due within one year (Note 13)	1,565	1,069
Total current liabilities	4,871	4,173
Debt due after one year (Note 13)	25,117	25,660
Operating lease liabilities	1,171	1,283
Deferred income taxes	12,307	12,247
Other long-term liabilities	2,073	2,077
Commitments and contingencies (Note 14)
Total liabilities	45,539	45,440
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,112,478,704 and 1,112,227,784 issued; 665,134,519 and 671,351,360
outstanding, respectively	2,781	2,781
Paid-in-surplus	4,874	4,864
Retained earnings	52,019	51,326
Treasury stock	(41,826)	(40,420)
Accumulated other comprehensive loss (Note 8)	(1,594)	(1,593)
Total common shareholders' equity	16,254	16,958
Total liabilities and common shareholders' equity	$61,793	$62,398

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended March 31,	2021	2020
Operating Activities
Net income	$1,341	$1,474
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	549	547
Deferred and other income taxes	54	91
Other operating activities, net	(131)	(64)
Changes in current assets and liabilities:
Accounts receivable, net	(105)	(74)
Materials and supplies	(21)	59
Other current assets	(1)	1
Accounts payable and other current liabilities	(67)	(168)
Income and other taxes	339	289
Cash provided by operating activities	1,958	2,155
Investing Activities
Capital investments	(536)	(807)
Maturities of short-term investments (Note 12)	24	70
Purchases of short-term investments (Note 12)	(24)	(70)
Proceeds from asset sales	17	8
Other investing activities, net	14	(8)
Cash used in investing activities	(505)	(807)
Financing Activities
Share repurchase programs (Note 15)	(1,347)	(2,556)
Dividends paid	(650)	(660)
Debt repaid	(47)	(305)
Net issuance of commercial paper (Note 13)	(15)	(1)
Debt issued (Note 13)	-	2,996
Accelerated share repurchase programs pending final settlement	-	(400)
Other financing activities, net	(14)	(71)
Cash used in financing activities	(2,073)	(997)
Net change in cash, cash equivalents and restricted cash	(620)	351
Cash, cash equivalents, and restricted cash at beginning of year	1,818	856
Cash, cash equivalents, and restricted cash at end of period	$1,198	$1,207
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$99	$169
Common shares repurchased but not yet paid	55	-
Cash (paid for)/received from:
Income taxes, net of refunds	$(1)	$(11)
Interest, net of amounts capitalized	(394)	(349)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$1,183	$1,130
Restricted cash equivalents in other current assets	3	65
Restricted cash equivalents in other assets	12	12
Total cash, cash equivalents and restricted cash equivalents per above	$1,198	$1,207

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2020	1,112.0	(419.9)	$ 2,780	$ 4,523	$ 48,605	$ (36,424)	$ (1,356)	$ 18,128
Net income			-	-	1,474	-	-	1,474
Other comprehensive income			-	-	-	-	27	27
Conversion, stock option exercises, forfeitures, and other	0.3	0.5	1	(11)	-	(12)	-	(22)
Share repurchase programs (Note 15)	-	(14.3)	-	(400)	-	(2,556)	-	(2,956)
Cash dividends declared ($0.97 per share)	-	-	-	-	(660)	-	-	(660)
Balance at March 31, 2020	1,112.3	(433.7)	$ 2,781	$ 4,112	$ 49,419	$ (38,992)	$ (1,329)	$ 15,991

Balance at January 1, 2021	1,112.2	(440.9)	$ 2,781	$ 4,864	$ 51,326	$ (40,420)	$ (1,593)	$ 16,958
Net income			-	-	1,341	-	-	1,341
Other comprehensive loss			-	-	-	-	(1)	(1)
Conversion, stock option exercises, forfeitures, and other	0.3	0.2	-	10	-	(4)	-	6
Share repurchase programs (Note 15)	-	(6.7)	-	-	-	(1,402)	-	(1,402)
Cash dividends declared ($0.97 per share)	-	-	-	-	(648)	-	-	(648)
Balance at March 31, 2021	1,112.5	(447.4)	$ 2,781	$ 4,874	$ 52,019	$ (41,826)	$ (1,594)	$ 16,254

[a]AOCI = Accumulated Other Comprehensive Income/Loss (Note 8)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2020 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2020, is derived from audited financial statements. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results for the entire year ending December 31, 2021.

The Condensed Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

2. Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (ASU 2019-12), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting and disclosure requirements for income taxes by clarifying existing guidance to improve consistency in application of Accounting Standards Codification (ASC) 740. The company adopted the ASU on January 1, 2021 (the effective date), and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The following table represents a disaggregation of our freight and other revenues:

Millions,
for the Three Months Ended March 31,	2021	2020
Bulk	$1,512	$1,534
Industrial	1,656	1,894
Premium	1,481	1,452
Total freight revenues	$4,649	$4,880
Other subsidiary revenues	177	214
Accessorial revenues	161	117
Other	14	18
Total operating revenues	$5,001	$5,229

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origin or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $565 million and $583 million, respectively, for the three months ended March 31, 2021 and 2020.

4. Stock-Based Compensation

We have several stock-based compensation plans under which employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. We issue treasury shares to cover option exercises and stock unit vestings, while new shares are issued when retention shares are granted.

Information regarding stock-based compensation appears in the table below:

Millions,
for the Three Months Ended March 31,	2021	2020
Stock-based compensation, before tax:
Stock options	$4	$4
Retention awards	16	18
Total stock-based compensation, before tax	$20	$22
Excess tax benefits from equity compensation plans	$15	$33

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2021	2020
Risk-free interest rate	0.4%	1.5%
Dividend yield	1.9%	2.1%
Expected life (years)	4.6	4.9
Volatility	28.3%	23.4%
Weighted-average grant-date fair value of options granted	$39.97	$32.20

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

A summary of stock option activity during the three months ended March 31, 2021, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2021	2,569	$132.49	6.4	yrs.	$195
Granted	387	204.45		N/A	N/A
Exercised	(252)	122.76		N/A	N/A
Forfeited or expired	(34)	136.24		N/A	N/A
Outstanding at March 31, 2021	2,670	$143.79	6.7	yrs.	$204
Vested or expected to vest at March 31, 2021	2,644	$143.51	6.7	yrs.	$203
Options exercisable at March 31, 2021	1,814	$123.73	5.6	yrs.	$175

Stock options are granted at the closing price on the date of grant, have 10 year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at March 31, 2021, are subject to performance or market-based vesting conditions.

At March 31, 2021, there was $27 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years. Additional information regarding stock option exercises appears in the following table:

Millions,
for the Three Months Ended March 31,	2021	2020
Intrinsic value of stock options exercised	$23	$48
Cash received from option exercises	30	33
Treasury shares repurchased for employee taxes	(6)	(8)
Tax benefit realized from option exercises	4	11
Aggregate grant-date fair value of stock options vested	14	14

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2021, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	1,476	$141.06
Granted	279	204.55
Vested	(409)	107.82
Forfeited	(16)	156.98
Nonvested at March 31, 2021	1,330	$164.41

Retention awards are granted at no cost to the employee and vest over periods lasting up to 4 years. At March 31, 2021, there was $129 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.2 years.

Performance Retention Awards – In February 2021, our Board of Directors approved performance stock unit grants. This plan is based on performance targets for annual return on invested capital (ROIC) and operating income growth (OIG) compared to companies in the S&P 100 Industries Index plus the Class I railroads. We define ROIC as net operating profit adjusted for interest expense (including interest on average operating lease liabilities) and taxes on interest divided by average invested capital adjusted for average operating lease liabilities.

The February 2021 stock units awarded to selected employees are subject to continued employment for 37 months, the attainment of certain levels of ROIC, and the relative three-year OIG. We expense two-thirds of the fair value of the units that are probable of being earned based on our forecasted ROIC over the 3-year performance period, and with respect to the third year of the plan, the remaining one-third of the fair value is subject to the relative three-year OIG. We measure the fair value of these performance stock units based upon the closing price of the underlying common stock as of the date of grant. Dividend equivalents are accumulated during the service period and paid to participants only after the units are earned.

Changes in our performance retention awards during the three months ended March 31, 2021, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	773	$148.17
Granted	227	204.45
Vested	(140)	129.60
Unearned	(150)	128.78
Forfeited	(13)	185.87
Nonvested at March 31, 2021	697	$173.70

At March 31, 2021, there was $34 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.9 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension and OPEB costs were as follows for the three months ended March 31:

Millions,	Pension		OPEB
for the Three Months Ended March 31,	2021	2020	2021	2020
Service cost	$30	$27	$-	$-
Interest cost	26	34	1	1
Expected return on plan assets	(67)	(70)	-	-
Amortization of:
Prior service cost/(credit)	-	-	(4)	(3)
Actuarial loss	36	28	2	2
Net periodic benefit cost	$25	$19	$(1)	$-

0

Cash Contributions

For the three months ended March 31, 2021, cash contributions totaled $0 to the qualified pension plan. Any contributions made during 2021 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2021, we do not have minimum cash funding requirements for 2021.

6. Other Income

Other income included the following:

Millions,
for the Three Months Ended March 31,	2021	2020
Rental income	$33	$31
Gain on non-operating asset dispositions	9	11
Net periodic pension and OPEB costs	6	8
Interest income	1	6
Non-operating environmental costs and other	2	(3)
Total	$51	$53

7. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts,
for the Three Months Ended March 31,	2021	2020
Net income	$1,341	$1,474
Weighted-average number of shares outstanding:
Basic	667.6	684.3
Dilutive effect of stock options	0.8	0.9
Dilutive effect of retention shares and units	0.8	1.0
Diluted	669.2	686.2
Earnings per share – basic	$2.01	$2.15
Earnings per share – diluted	$2.00	$2.15
Stock options excluded as their inclusion would be anti-dilutive	0.3	0.7

8. Accumulated Other Comprehensive Income/Loss

Reclassifications out of accumulated other comprehensive income/loss for the three months ended March 31, 2021 and 2020, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2021	$(1,381)	$(212)	$(1,593)
Other comprehensive income/(loss) before reclassifications	(1)	(26)	(27)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	26	-	26
Net year-to-date other comprehensive income/(loss), net of taxes of ($8) million	25	(26)	(1)
Balance at March 31, 2021	$(1,356)	$(238)	$(1,594)

Balance at January 1, 2020	$(1,150)	$(206)	$(1,356)
Other comprehensive income/(loss) before reclassifications	2	5	7
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	20	-	20
Net year-to-date other comprehensive income/(loss), net of taxes of ($7) million	22	5	27
Balance at March 31, 2020	$(1,128)	$(201)	$(1,329)

[a]The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

9. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, creditworthiness of customers, and current economic conditions. At both March 31, 2021, and December 31, 2020, our accounts receivable were reduced by $17 million. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At March 31, 2021, and December 31, 2020, receivables classified as other assets were reduced by allowances of $43 million and $51 million, respectively.

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

The amount recorded under the Receivables Facility was $0 at both March 31, 2021, and December 31, 2020. The Receivables Facility was supported by $1.3 billion and $1.2 billion of accounts receivable as collateral at March 31, 2021, and December 31, 2020, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $1 million and $3 million for the three months ended March 31, 2021 and 2020, respectively.

Subsequent Event – On April 12, 2021, we drew $400 million on our Receivables Facility, increasing the amount recorded to $400 million in the second quarter. We used the net proceeds for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs.

10. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of March 31, 2021	Cost	Depreciation	Value	Useful Life
Land	$5,245	$ N/A	$5,245	N/A
Road:
Rail and other track material	17,693	6,698	10,995	43
Ties	11,121	3,387	7,734	34
Ballast	5,956	1,785	4,171	34
Other roadway [a]	21,058	4,386	16,672	48
Total road	55,828	16,256	39,572	N/A
Equipment:
Locomotives	9,322	3,605	5,717	17
Freight cars	2,157	801	1,356	25
Work equipment and other	1,108	361	747	18
Total equipment	12,587	4,767	7,820	N/A
Technology and other	1,211	535	676	12
Construction in progress	749	-	749	N/A
Total	$75,620	$21,558	$54,062	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2020	Cost	Depreciation	Value	Useful Life
Land	$5,246	$ N/A	$5,246	N/A
Road:
Rail and other track material	17,620	6,631	10,989	42
Ties	11,051	3,331	7,720	34
Ballast	5,926	1,753	4,173	34
Other roadway [a]	21,030	4,329	16,701	48
Total road	55,627	16,044	39,583	N/A
Equipment:
Locomotives	9,375	3,555	5,820	17
Freight cars	2,118	789	1,329	25
Work equipment and other	1,107	351	756	18
Total equipment	12,600	4,695	7,905	N/A
Technology and other	1,199	520	679	13
Construction in progress	748	-	748	N/A
Total	$75,420	$21,259	$54,161	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

11. Accounts Payable and Other Current Liabilities

	Mar. 31,	Dec. 31,
Millions	2021	2020
Income and other taxes payable	$974	$635
Accounts payable	634	612
Accrued wages and vacation	345	340
Current operating lease liabilities	294	321
Interest payable	205	326
Accrued casualty costs	177	177
Equipment rents payable	101	101
Other	576	592
Total accounts payable and other current liabilities	$3,306	$3,104

12. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of March 31, 2021, the Company had $70 million of short-term investments, of which $10 million are in a trust for the purpose of providing collateral for payment of certain other long-term liabilities, and as such are classified as other assets. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At March 31, 2021, the fair value of total debt was $29.3 billion, approximately $2.6 billion more than the carrying value. At December 31, 2020, the fair value of total debt was $31.9 billion, approximately $5.1 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

13. Debt

Credit Facilities – At March 31, 2021, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and can be used to support the issuance of commercial paper. Credit facility withdrawals totaled $0 during the three months ended March 31, 2021. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on LIBOR, plus a spread, depending upon credit ratings for our senior unsecured debt. The 5 year facility, set to expire on June 8, 2023, requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At March 31, 2021, the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $36.2 billion of debt (as defined in the Facility), and we had $28.2 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2021, we issued $300 million and repaid $315 million of commercial paper with maturities ranging from 20 to 48 days, and at March 31, 2021, we had $60 million of commercial paper outstanding. Our revolving credit facility can be used to support our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

In May 2020, we entered into three bilateral revolving credit lines which mature by May 18, 2021, totaling $600 million of available credit. During the three months ended March 31, 2021, we drew $0 and repaid $0, and at March 31, 2021, we had $0 outstanding.

Shelf Registration Statement and Significant New Borrowings – We filed an automatic shelf registration statement with the SEC that became effective on February 10, 2021. The Board of Directors authorized the issuance of up to $6 billion of debt securities, replacing the prior Board authorization in November 2019, which had $2.25 billion of authority remaining. Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the three months ended March 31, 2021, we did not issue any debt securities under this registration statement. At March 31, 2021, we had remaining authority from the Board of Directors to issue up to $6 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of both March 31, 2021, and December 31, 2020, we recorded $0 of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 9).

Subsequent Event – On April 6, 2021, we exchanged approximately $1.7 billion of various outstanding notes and debentures due between 2028 and 2065 (Existing Notes) for $701 million of 2.891% notes due April 6, 2036 (New 2036 Notes) and $1.0 billion of 3.799% notes due April 6, 2071 (New 2071 Notes), plus cash consideration of approximately $257 million in addition to $14 million for accrued and unpaid interest on the Existing Notes. In accordance with ASC 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the terms of the new notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $12 million and were included in interest expense during the quarter ended March 31, 2021.

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at March 31, 2021. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $293 million to $320 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2021	2020
Beginning balance	$270	$265
Current year accruals	18	18
Changes in estimates for prior years	21	2
Payments	(16)	(15)
Ending balance at March 31	$293	$270
Current portion, ending balance at March 31	$60	$62

We reassess our estimated insurance recoveries annually and have recognized an asset for estimated insurance recoveries at both March 31, 2021, and December 31, 2020. Any changes to recorded insurance recoveries are included in the above table in the changes in estimates for prior years category.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 368 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 26 sites that are the subject of actions taken by the U.S. government, 16 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Three Months Ended March 31,	2021	2020
Beginning balance	$233	$227
Accruals	12	15
Payments	(11)	(16)
Ending balance at March 31	$234	$226
Current portion, ending balance at March 31	$63	$64

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

15. Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of March 31, 2021, we repurchased a total of $42.3 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under repurchase programs in the first quarter of 2021 and 2020:

	Number of Shares Purchased		Average Price Paid [a]
	2021	2020	2021	2020
First quarter [b]	6,691,421	14,305,793	$209.50	$178.66
Remaining number of shares that may be repurchased under current authority			104,331,549

[a]In the period of the final settlement, the average price paid under the accelerated share repurchase programs is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2020 accelerated share repurchase programs was $155.86.

[b]Includes 8,786,380 shares repurchased in February 2020 under accelerated share repurchase programs.

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

From April 1, 2021, through April 21, 2021, we repurchased 1.1 million shares at an aggregate cost of approximately $237 million.

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

16. Related Parties

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

UPRR had $1.5 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both March 31, 2021, and December 31, 2020. TTX car hire expenses of $96 million for both the three months ended March 31, 2021 and 2020, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $64 million and $59 million as of March 31, 2021, and December 31, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021, Compared to

Three Months Ended March 31, 2020

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

Cautionary Information

Statements in this Form 10-Q/filing, including forward-looking statements, speak only as of and are based on information we have learned as of April 22, 2021. We assume no obligation to update any such information to reflect subsequent developments, changes in assumptions, or changes in other factors affecting forward-looking information. If we do update one or more of these statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other statements.

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are forward-looking statements within the meaning of Section 27A Securities Act of 1933 and the Section 21E of the Exchange Act. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Effects from COVID-19” in Item 2 regarding the impact of the coronavirus (COVID-19) pandemic on our business and operations; “Liquidity and Capital Resources” in Item 2 regarding our capital plan, contractual obligations, and commercial commitment; and statements under the caption “Other Matters.” Forward-looking statements and information also include any other statements or information in this report regarding: potential impacts of the COVID-19 pandemic on our business operations, financial results, liquidity, and financial position, and on the world economy (including our customers and supply chains), including as a result of decreased volume and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to risks and uncertainties over which management has little or no influence or control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic. The Risk Factors in Item 1A of our 2020 Annual Report on Form 10-K, filed February 5, 2021, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2020 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first three months of 2021.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $2.00 per diluted share on net income of $1.3 billion and an operating ratio of 60.1% in the first quarter of 2021 compared to earnings of $2.15 per diluted share on net income of $1.5 billion and an operating ratio of 59.0% for the first quarter of 2020. Freight revenues decreased 5% in the quarter compared to the same period in 2020 driven by a 4% lower average revenue per car (ARC) and a 1% volume decline resulting from one less day in the current quarter compared to the leap year in 2020. The ARC decrease was due to negative mix of traffic (for example, a relative increase in intermodal shipments, which have a lower ARC) and lower fuel surcharge revenue, partially offset by core pricing gains. The weather events in February, including heavy snow in the Pacific Northwest, snow and arctic temperatures across the Midwest, and snow and ice across Texas, Arkansas, and Louisiana, had a significant impact on our operations and that of our customers. Despite the weather events and softer economic conditions created by the pandemic, some market segments saw growth from the muted Lunar New Year impact, tightening truck capacity, contract wins, export grain demand, and strength in the housing market. Cost savings from productivity and lower volume drove operating expenses down 3% from 2020. These reductions were not enough to offset the revenue decline resulting in a 7% decrease in operating income in the first quarter compared to the same period in 2020.

Effects from COVID-19

A year into the pandemic our business levels continue to be impacted by slower economic activity and disruptions in supply chains, most notably the semiconductor chip shortage impacting the automotive industry, driving a decline in automotive shipments of 13% in the first quarter of 2021. As this shortage persists, our customers have idled or extended plant shutdowns that will impact our second quarter and potentially the remainder of the year depending on how quickly the semiconductor chips become available. Other markets negatively impacted in the first quarter of 2021 include ethanol, petroleum, and food and refrigerated goods. As society’s behavior changes and adapts to the pandemic, certain markets have seen growth, including parcel shipments, lumber due to repairs and remodels, shelf stable canned products, and brown paper used for boxes.

The safety of our employees, our customers, and the communities we serve remains a high priority. In an effort to mitigate the spread of COVID-19, we are promoting and encouraging all of our employees to receive a vaccination. We continually update employees with the status of state vaccination plans, and we have been able to offer on-site vaccination clinics at our headquarters building and a few other locations, including Bailey Yard in North Platte, Nebraska.

Although the economy is slowly recovering, the speed of recovery still remains uncertain as governments and consumers react to the vaccine roll-out and the trends in new infections. Therefore, the impact of the pandemic on our 2021 financial and operating results could be material, but ultimately, we continue to focus on what we can manage, such as providing excellent service to our customers, seeking new business opportunities, increasing productivity, and protecting our employees, customers, and communities.

Operating Revenues

Millions,			%
for the Three Months Ended March 31,	2021	2020	Change
Freight revenues	$4,649	$4,880	(5)%
Other subsidiary revenues	177	214	(17)
Accessorial revenues	161	117	38
Other	14	18	(22)
Total	$5,001	$5,229	(4)%

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

Freight revenue decreased 5% during the first quarter of 2021 compared to 2020, resulting from negative mix of traffic, lower fuel surcharges, and a 1% volume decline, partially offset by core pricing gains. Volume declines in automotive, coal, petroleum, rock, and industrial chemicals were partially offset by strength in intermodal and grain.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $260 million in the first quarter of 2021 compared to $351 million in the same period of 2020. The decline was driven by the lag impact on fuel surcharge recovery (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries), slightly lower fuel prices, and reduced volume.

Other subsidiary revenues decreased in the first quarter compared to 2020 driven primarily by the disruption of the automotive supply chain, which drove lower revenue at our subsidiary that brokers intermodal and transload logistics services. Accessorial revenue increased in the first quarter driven by increased intermodal shipments.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues
Millions,			%
for the Three Months Ended March 31,	2021	2020	Change
Grain & grain products	$766	$689	11%
Fertilizer	170	174	(2)
Food & refrigerated	235	250	(6)
Coal & renewables	341	421	(19)
Bulk	1,512	1,534	(1)
Industrial chemicals & plastics	435	495	(12)
Metals & minerals	375	469	(20)
Forest products	316	303	4
Energy & specialized markets	530	627	(15)
Industrial	1,656	1,894	(13)
Automotive	447	524	(15)
Intermodal	1,034	928	11
Premium	1,481	1,452	2
Total	$4,649	$4,880	(5)%

Revenue Carloads
Thousands,			%
for the Three Months Ended March 31,	2021	2020	Change
Grain & grain products	203	175	16%
Fertilizer	44	46	(4)
Food & refrigerated	45	48	(6)
Coal & renewables	174	208	(16)
Bulk	466	477	(2)
Industrial chemicals & plastics	140	154	(9)
Metals & minerals	146	174	(16)
Forest products	60	56	7
Energy & specialized markets	139	162	(14)
Industrial	485	546	(11)
Automotive	180	208	(13)
Intermodal [a]	796	709	12
Premium	976	917	6
Total	1,927	1,940	(1)%

Average Revenue per Car			%
for the Three Months Ended March 31,	2021	2020	Change
Grain & grain products	$3,782	$3,940	(4)%
Fertilizer	3,852	3,768	2
Food & refrigerated	5,234	5,277	(1)
Coal & renewables	1,958	2,022	(3)
Bulk	3,246	3,219	1
Industrial chemicals & plastics	3,113	3,205	(3)
Metals & minerals	2,563	2,697	(5)
Forest products	5,244	5,457	(4)
Energy & specialized markets	3,828	3,866	(1)
Industrial	3,417	3,469	(1)
Automotive	2,485	2,525	(2)
Intermodal [a]	1,299	1,307	(1)
Premium	1,517	1,583	(4)
Average	$2,413	$2,516	(4)%

[a] For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated goods, and coal and renewables. Freight revenue from bulk shipments decreased in the first quarter of 2021 compared to 2020 due to a 2% volume decline and lower fuel surcharge revenue, partially offset by positive mix of traffic and core pricing gains. Coal and renewable carloads were down 16% in the first quarter of 2021 compared to 2020 as a result of continued high customer inventory levels, a contract loss, and weather related challenges, partially offset by higher natural gas prices. The COVID-19 pandemic impacted production of some food products and the demand for ethanol, which contributed to the year-over-year declines in the first quarter compared to the same period in 2020. Strong demand for export grain drove a 16% increase in shipments of grain and grain products, which partially offset the losses.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenue from industrial shipments decreased in the first quarter compared to the same period in 2020 due to lower volume, lower fuel surcharge revenue, and negative mix of traffic, partially offset by core pricing gains. In the first quarter of 2021, many of our customers in the Gulf Coast experienced weather interruptions for an extended period of time causing a significant impact on the industrial chemicals and plastics and metals and minerals industries. Market softness in rock, pipe and steel also contributed to the year-over-year decline in metals and minerals shipments. Petroleum and sand shipments continue to decline due to lower demand for crude oil, along with unfavorable regional crude oil pricing spreads impacting petroleum shipments. Forest product shipments increased due to high demand for cardboard boxes and lumber.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenue increased 2% in the first quarter compared to 2020 due to a 6% volume increase and core pricing gains, partially offset by negative mix of traffic and lower fuel surcharge revenue. Intermodal shipments increased 12% compared to the first quarter of 2020 driven by a muted Lunar New Year holiday as China’s factories reduced normal closures due to demand and to discourage traveling during the holiday, contract wins, tight truck capacity, and continued strength of e-commerce parcel shipments, partially offset by weather disruptions. A 13% decline in automotive shipments was driven by the shortage of semiconductors and weather disruptions.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business decreased 3% to $565 million in the first quarter of 2021 compared to 2020 driven by a 4% volume decline and lower fuel surcharge revenue, partially offset by core pricing gains. The volume decline was driven by the shortage of semiconductors impacting the automotive industry.

Operating Expenses

Millions,			%
for the Three Months Ended March 31,	2021	2020	Change
Compensation and benefits	$1,026	$1,059	(3)%
Depreciation	549	547	-
Purchased services and materials	490	521	(6)
Fuel	411	434	(5)
Equipment and other rents	212	227	(7)
Other	320	298	7
Total	$3,008	$3,086	(3)%

Operating expenses decreased $78 million in the first quarter compared to 2020 driven by productivity initiatives, volume declines, and slightly lower fuel prices. Partially offsetting these decreases compared to 2020 were inflation, weather-related expenses, casualty expenses, and incentive compensation.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the first quarter, expenses decreased 3% compared to 2020 due to productivity initiatives and declines in carload volumes resulting in a 12% decline in employee levels, partially offset by wage inflation, weather-related expenses, and incentive compensation.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was essentially flat for the first quarter of 2021 compared to 2020.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 6% in the first quarter compared to 2020 primarily due to lower volume-related costs for transload services incurred by one of our subsidiaries and lower locomotive and freight car maintenance expenses due to a smaller active fleet, partially offset by weather-related expenses.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. Fuel expense decreased in the first quarter of 2021 compared to the same period in 2020 driven by a 4% decline in gross ton-miles and a 1% decline in locomotive diesel fuel prices, which averaged $1.85 and $1.87 per gallon (including taxes and transportation costs) in the first quarter of 2021 and 2020, respectively. The fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-mile in thousands, was essentially flat versus the first quarter in 2020 as extreme cold temperatures offset the Company’s conservation initiatives.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense decreased 7% in the first quarter compared to 2020 driven by higher equity income from our investment in TTX Company.

Other – Other expenses include state and local taxes; freight, equipment, and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt, and other general expenses. Other costs increased 7% in the first quarter driven by casualty expenses including personal injury, destroyed equipment, and damaged freight.

 Non-Operating Items

Millions,			%
for the Three Months Ended March 31,	2021	2020	Change
Other income, net	$51	$53	(4)%
Interest expense	(290)	(278)	4
Income taxes	(413)	(444)	(7)

Other Income, net – Other income decreased in the first quarter of 2021 compared to 2020 driven by lower interest income and smaller gains from real estate sales.

Interest Expense – Interest expense increased in the first quarter of 2021 compared to 2020 due to a higher effective interest rate of 4.2% in 2021 compared to 4.1% in 2020 as a result of the debt exchange fees incurred in the first quarter of 2021, partially offset by a decrease in the weighted-average debt level of $26.7 billion in 2021 compared to $27.3 billion in 2020.

Income Taxes – Income taxes decreased in the first quarter of 2021 compared to 2020 due to lower pre-tax income. Our effective tax rates for the first quarter of 2021 and 2020 were 23.5% and 23.1%, respectively.

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

Railroad performance measures are included in the table below:

			%
For the Three Months Ended March 31,	2021	2020	Change
Gross ton-miles (GTMs) (billions)	193.1	201.3	(4)%
Revenue ton-miles (billions)	97.4	99.7	(2)
Freight car velocity (daily miles per car) [a]	209	211	(1)
Average train speed (miles per hour) [b]	25.2	25.4	(1)
Average terminal dwell time (hours) [b]	23.5	23.8	(1)
Locomotive productivity (GTMs per horsepower day)	138	131	5
Train length (feet)	9,247	8,396	10
Intermodal car trip plan compliance (%)	77	85	(8)	pts
Manifest/Automotive car trip plan compliance (%)	68	64	4	pts
Workforce productivity (car miles per employee)	1,002	894	12
Total employees (average)	29,755	33,872	(12)
Operating ratio	60.1	59.0	1.1	pts

[a]Prior years have been recast to conform to the current year presentation which reflects minor refinements.

[b]As reported to the STB.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 4% and 2%, respectively, during the first quarter of 2021 compared to 2020, driven by a 1% decline in carloadings. Changes in commodity mix drove the variance in year-over-year decreases between gross ton-miles, revenue ton-miles, and carloads.

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). The weather-related challenges were the primary drivers of the year-over-year decline in freight car velocity as both average terminal dwell and average train speed deteriorated significantly in February of 2021 compared to the same period in 2020. Continued implementation of our new operating plan helped to offset these declines. Despite average terminal dwell time increases in February driven by weather challenges, overall first quarter average terminal dwell time was reduced due to improved terminal processes and transportation plan changes. Average train speed in 2021 declined slightly in the first quarter as weather-related challenges slowed trains, more than offsetting gains achieved through the implementation of our new operating plan.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower. Locomotive productivity increased in the first quarter compared to the same period in 2020 driven by a reduction in our average active fleet size due to transportation plan changes and lower locomotive dwell times, partially offset by the weather-related challenges.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length increased 10% in the first quarter compared to same period in 2020 as a result of blending service products and transportation plan changes.

Car Trip Plan Compliance – Car trip plan compliance is the percentage of cars delivered on time in accordance with our original trip plan. Our network trip plan compliance is broken into the intermodal and manifest products. Intermodal trip plan compliance deteriorated in the first quarter of 2021 compared to 2020 as a result of the weather-related challenges and a surge in intermodal shipments. Manifest car trip plan compliance improved in the first quarter compared to 2020 due to improved car connection performance in our yards, partially offset by weather-related challenges impacting train speed.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 12%, as average daily car miles decreased 2% while employees decreased 12% compared to 2020. Lower volume drove the decline in average daily car miles. The 12% decline in employee levels was driven by productivity initiatives, a 1% decline in carload volumes, and a smaller capital workforce.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio of 60.1% deteriorated 1.1 points compared to 2020 mainly due to negative mix of traffic; weather-related lost revenue and additional expense; higher fuel prices, inflation, and other cost increases, partially offset by productivity and core pricing gains.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Mar. 31,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2021	2020
Net income	$5,216	$5,349
Add:
Income tax expense	1,600	1,631
Depreciation	2,212	2,210
Interest expense	1,153	1,141
EBITDA	$10,181	$10,331
Adjustments:
Other income, net	(285)	(287)
Interest on operating lease liabilities [b]	53	59
Adjusted EBITDA	$9,949	$10,103
Debt	$26,682	$26,729
Operating lease liabilities	1,465	1,604
Unfunded pension and OPEB, net of taxes of $190 and $195	619	637
Adjusted debt	$28,766	$28,970
Adjusted debt / Adjusted EBITDA	2.9	2.9

[a]The trailing twelve month income statement information ended March 31, 2021, is recalculated by taking the twelve months ended December 31, 2020, subtracting the three months ended March 31, 2020, and adding the three months ended March 31, 2021.

[b]Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

Adjusted debt to Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income, net and interest on operating lease liabilities) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income. The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA. At March 31, 2021, and December 31, 2020, the incremental borrowing rate on operating leases was 3.6% and 3.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Three Months Ended March 31,	2021	2020
Cash provided by operating activities	$1,958	$2,155
Cash used in investing activities	(505)	(807)
Cash used in financing activities	(2,073)	(997)
Net change in cash, cash equivalents and restricted cash	$(620)	$351

Operating Activities

Cash provided by operating activities decreased in the first three months of 2021 compared to the same period of 2020 due primarily to lower net income.

Investing Activities

Cash used in investing activities decreased in the first three months of 2021 compared to the same period of 2020 primarily driven by reduced capital investment in all asset categories.

The table below details cash capital investments:

Millions,
for the Three Months Ended March 31,	2021	2020
Rail and other track material	$101	$141
Ties	92	135
Ballast	43	61
Other [a]	86	143
Total road infrastructure replacements	322	480
Line expansion and other capacity projects	48	81
Commercial facilities	11	28
Total capacity and commercial facilities	59	109
Locomotives and freight cars [b]	75	103
Positive train control	14	18
Technology and other	66	97
Total cash capital investments	$536	$807

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include lease buyouts of $23 million in 2021 and $14 million in 2020.

Capital Plan

In 2021, we expect our capital expenditures to be approximately $2.9 billion, essentially flat with 2020. We will continue to harden our infrastructure, replace older assets, and improve the safety and resilience of the network. Although implementation of our new transportation plan has generated capacity, the 2021 plan includes additional investments intended to support growth and improve productivity and operational efficiency. Further revisions may occur if business conditions or the regulatory environment affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased in the first three months of 2021 compared to the same period of 2020 driven by a decrease in debt issued, partially offset by lower share repurchases.

See Note 13 of the Condensed Consolidated Financial Statements for a description of all our outstanding financing arrangements and significant new borrowings and Note 15 of the Condensed Consolidated Financial Statements for a description of our share repurchase programs.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Cash flow conversion rate is cash from operating activities less cash used for capital investments as a ratio of net income.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions,
for the Three Months Ended March 31,	2021	2020
Cash provided by operating activities	$1,958	$2,155
Cash used in investing activities	(505)	(807)
Dividends paid	(650)	(660)
Free cash flow	$803	$688

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions,
for the Three Months Ended March 31,	2021	2020
Cash provided by operating activities	$1,958	$2,155
Cash used in capital investments	(536)	(807)
Total (a)	$1,422	$1,348
Net income (b)	$1,341	$1,474
Cash flow conversion rate (a/b)	106%	91%

Current Liquidity Status

We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient capacity to sustain an extended period of lower volumes.

During the first quarter, we generated $2.0 billion of cash from operating activities. On March 31, 2021, we had $1.2 billion of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and up to $800 million undrawn on the Receivables Facility, while we had $1.0 billion of debt maturing before the end of the year, including $250 million in term loans and $60 million of commercial paper. Depending upon market conditions, we plan to renew our term loans and continue to maintain the commercial paper program. We have been, and we expect to continue to be, in compliance with our debt covenants. We paid our quarterly dividend on March 31, 2021. In the first quarter, we repurchased $1.4 billion under our share repurchase programs. In April, we completed a $1.7 billion debt exchange and drew $400 million on the Receivables Facility.

As described in the notes to the Condensed Consolidated Financial Statements and as referenced in the table below, we have contractual obligations that may affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our contractual obligations, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity. In addition, our commercial obligations, financings, and commitments are customary transactions that are similar to those of other comparable corporations, particularly within the transportation industry.

The following table identifies material obligations as of March 31, 2021.

		Apr. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2021	2022	2023	2024	2025	2025	Other
Debt [a]	$48,124	$1,574	$2,280	$2,246	$2,265	$2,245	$37,514	$-
Purchase obligations [b]	3,289	1,318	872	271	208	162	458	-
Operating leases [c]	1,678	126	284	240	230	226	572	-
Finance lease obligations [d]	462	80	111	81	68	45	77	-
Other postretirement benefits [e]	398	37	45	44	39	39	194	-
Income tax contingencies [f]	76	1	-	-	-	-	-	75
Total contractual obligations	$54,027	$3,136	$3,592	$2,882	$2,810	$2,717	$38,815	$75

[a]Excludes finance lease obligations of $403 million, as well as unamortized discount and deferred issuance costs of ($1,523) million. Includes an interest component of $20,322 million.

[b] Purchase obligations include locomotive maintenance contracts; purchase commitments for fuel purchases, locomotives, ties, ballast, and rail; and agreements to purchase other goods and services. For amounts where we cannot reasonably estimate the year of settlement, they are included in the Other column.

[c]Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $213 million.

[d]Represents total obligations, including interest component of $59 million.

[e]Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of March 31, 2021. For amounts where the year of settlement is uncertain, they are included in the Other column.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2020 Annual Report on Form 10-K.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7, of our 2020 Annual Report on Form 10-K.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors disclosed in our Form 10-K for the year ended December 31, 2020. These risks could materially and adversely affect our business, financial condition, results of operations (including revenues and profitability), and/or stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2021:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jan. 1 through Jan. 31	1,634,874	$204.75	1,591,207	109,431,763
Feb. 1 through Feb. 28	2,518,152	206.89	2,347,684	107,084,079
Mar. 1 through Mar. 31	2,773,719	212.25	2,752,530	104,331,549
Total	6,926,745	$208.53	6,691,421	N/A

[a]Total number of shares purchased during the quarter includes 235,324 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

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
101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (filed with the SEC on April 22, 2021), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended March 31, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2021, and December 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2021 and 2020, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated: April 22, 2021

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)