Form 10-Q
period 2021-06-30
UNION PACIFIC CORP
filed 2021-07-22
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

☐ Yes     ☒ No

As of July 16, 2021, there were 652,122,933 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended June 30,	2021	2020
Operating revenues:
Freight revenues	$5,132	$3,972
Other revenues	372	272
Total operating revenues	5,504	4,244
Operating expenses:
Compensation and benefits	1,022	905
Depreciation	550	551
Purchased services and materials	478	441
Fuel	497	247
Equipment and other rents	200	211
Other	284	235
Total operating expenses	3,031	2,590
Operating income	2,473	1,654
Other income, net (Note 6)	125	131
Interest expense	(282)	(289)
Income before income taxes	2,316	1,496
Income taxes	(518)	(364)
Net income	$1,798	$1,132
Share and Per Share (Note 8):
Earnings per share - basic	$2.73	$1.67
Earnings per share - diluted	$2.72	$1.67
Weighted average number of shares - basic	658.5	677.7
Weighted average number of shares - diluted	660.1	679.2

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended June 30,	2021	2020
Net income	$1,798	$1,132
Other comprehensive income/(loss):
Defined benefit plans	24	18
Foreign currency translation	19	(61)
Total other comprehensive income/(loss) [a]	43	(43)
Comprehensive income	$1,841	$1,089

[a]Net of deferred taxes of ($10) million and ($5) million during the three months ended June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Six Months Ended June 30,	2021	2020
Operating revenues:
Freight revenues	$9,781	$8,852
Other revenues	724	621
Total operating revenues	10,505	9,473
Operating expenses:
Compensation and benefits	2,048	1,964
Depreciation	1,099	1,098
Purchased services and materials	968	962
Fuel	908	681
Equipment and other rents	412	438
Other	604	533
Total operating expenses	6,039	5,676
Operating income	4,466	3,797
Other income, net (Note 6)	176	184
Interest expense	(572)	(567)
Income before income taxes	4,070	3,414
Income taxes	(931)	(808)
Net income	$3,139	$2,606
Share and Per Share (Note 8):
Earnings per share - basic	$4.73	$3.83
Earnings per share - diluted	$4.72	$3.82
Weighted average number of shares - basic	663.1	681.0
Weighted average number of shares - diluted	664.7	682.7

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Six Months Ended June 30,	2021	2020
Net income	$3,139	$2,606
Other comprehensive income/(loss):
Defined benefit plans	49	40
Foreign currency translation	(7)	(56)
Total other comprehensive income/(loss) [a]	42	(16)
Comprehensive income	$3,181	$2,590

[a]Net of deferred taxes of ($18) million and ($12) million during the six months ended June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	June 30,	December 31,
Millions, Except Share and Per Share Amounts	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,115	$1,799
Short-term investments (Note 13)	46	60
Accounts receivable, net (Note 10)	1,666	1,505
Materials and supplies	688	638
Other current assets	249	212
Total current assets	3,764	4,214
Investments	2,277	2,164
Properties, net (Note 11)	54,148	54,161
Operating lease assets	1,635	1,610
Other assets	249	249
Total assets	$62,073	$62,398
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,247	$3,104
Debt due within one year (Note 14)	1,110	1,069
Total current liabilities	4,357	4,173
Debt due after one year (Note 14)	27,702	25,660
Operating lease liabilities	1,256	1,283
Deferred income taxes	12,389	12,247
Other long-term liabilities	2,066	2,077
Commitments and contingencies (Note 15)
Total liabilities	47,770	45,440
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,112,456,322 and 1,112,227,784 issued; 652,954,892 and 671,351,360
outstanding, respectively	2,781	2,781
Paid-in-surplus	4,499	4,864
Retained earnings	53,116	51,326
Treasury stock	(44,542)	(40,420)
Accumulated other comprehensive loss (Note 9)	(1,551)	(1,593)
Total common shareholders' equity	14,303	16,958
Total liabilities and common shareholders' equity	$62,073	$62,398

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Six Months Ended June 30,	2021	2020
Operating Activities
Net income	$3,139	$2,606
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,099	1,098
Deferred and other income taxes	128	171
Other operating activities, net	(128)	(9)
Changes in current assets and liabilities:
Accounts receivable, net	(161)	207
Materials and supplies	(50)	83
Other current assets	(3)	(36)
Accounts payable and other current liabilities	73	(197)
Income and other taxes	122	469
Cash provided by operating activities	4,219	4,392
Investing Activities
Capital investments	(1,190)	(1,599)
Proceeds from asset sales	101	107
Maturities of short-term investments (Note 13)	48	75
Purchases of short-term investments (Note 13)	(24)	(75)
Other investing activities, net	(6)	75
Cash used in investing activities	(1,071)	(1,417)
Financing Activities
Share repurchase programs (Note 16)	(4,085)	(2,556)
Debt issued (Note 14)	2,896	4,004
Dividends paid	(1,350)	(1,319)
Debt repaid	(691)	(770)
Accelerated share repurchase programs pending final settlement	(400)	(400)
Debt exchange	(268)	-
Net issuance of commercial paper (Note 14)	125	(1)
Other financing activities, net	(34)	(65)
Cash used in financing activities	(3,807)	(1,107)
Net change in cash, cash equivalents and restricted cash	(659)	1,868
Cash, cash equivalents, and restricted cash at beginning of year	1,818	856
Cash, cash equivalents, and restricted cash at end of period	$1,159	$2,724
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$104	$141
Common shares repurchased but not yet paid	32	-
Cash (paid for)/received from:
Income taxes, net of refunds	$(712)	$(158)
Interest, net of amounts capitalized	(535)	(489)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$1,115	$2,706
Restricted cash equivalents in other current assets	32	6
Restricted cash equivalents in other assets	12	12
Total cash, cash equivalents and restricted cash equivalents per above	$1,159	$2,724

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at April 1, 2020	1,112.3	(433.7)	$ 2,781	$ 4,112	$ 49,419	$ (38,992)	$ (1,329)	$ 15,991
Net income			-	-	1,132	-	-	1,132
Other comprehensive loss			-	-	-	-	(43)	(43)
Conversion, stock option exercises, forfeitures, and other	-	0.1	-	23	-	8	-	31
Share repurchase programs (Note 16)	-	-	-	-	-	-	-	-
Cash dividends declared ($0.97 per share)	-	-	-	-	(659)	-	-	(659)
Balance at June 30, 2020	1,112.3	(433.6)	$ 2,781	$ 4,135	$ 49,892	$ (38,984)	$ (1,372)	$ 16,452

Balance at April 1, 2021	1,112.5	(447.4)	$ 2,781	$ 4,874	$ 52,019	$ (41,826)	$ (1,594)	$ 16,254
Net income			-	-	1,798	-	-	1,798
Other comprehensive income			-	-	-	-	43	43
Conversion, stock option exercises, forfeitures, and other	-	0.1	-	25	-	(1)	-	24
Share repurchase programs (Note 16)	-	(12.2)	-	(400)	-	(2,715)	-	(3,115)
Cash dividends declared ($1.07 per share)	-	-	-	-	(701)	-	-	(701)
Balance at June 30, 2021	1,112.5	(459.5)	$ 2,781	$ 4,499	$ 53,116	$ (44,542)	$ (1,551)	$ 14,303

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2020	1,112.0	(419.9)	$ 2,780	$ 4,523	$ 48,605	$ (36,424)	$ (1,356)	$ 18,128
Net income			-	-	2,606	-	-	2,606
Other comprehensive loss			-	-	-	-	(16)	(16)
Conversion, stock option exercises, forfeitures, and other	0.3	0.6	1	12	-	(4)	-	9
Share repurchase programs (Note 16)	-	(14.3)	-	(400)	-	(2,556)	-	(2,956)
Cash dividends declared ($1.94 per share)	-	-	-	-	(1,319)	-	-	(1,319)
Balance at June 30, 2020	1,112.3	(433.6)	$ 2,781	$ 4,135	$ 49,892	$ (38,984)	$ (1,372)	$ 16,452

Balance at January 1, 2021	1,112.2	(440.9)	$ 2,781	$ 4,864	$ 51,326	$ (40,420)	$ (1,593)	$ 16,958
Net income			-	-	3,139	-	-	3,139
Other comprehensive income			-	-	-	-	42	42
Conversion, stock option exercises, forfeitures, and other	0.3	0.3	-	35	-	(5)	-	30
Share repurchase programs (Note 16)	-	(18.9)	-	(400)	-	(4,117)	-	(4,517)
Cash dividends declared ($2.04 per share)	-	-	-	-	(1,349)	-	-	(1,349)
Balance at June 30, 2021	1,112.5	(459.5)	$ 2,781	$ 4,499	$ 53,116	$ (44,542)	$ (1,551)	$ 14,303

[a]AOCI = Accumulated Other Comprehensive Income/Loss (Note 9)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2020 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2020, is derived from audited financial statements. The results of operations for the six months ended June 30, 2021, are not necessarily indicative of the results for the entire year ending December 31, 2021.

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

The following table represents a disaggregation of our freight and other revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2021	2020	2021	2020
Bulk	$1,648	$1,386	$3,160	$2,920
Industrial	1,859	1,500	3,515	3,394
Premium	1,625	1,086	3,106	2,538
Total freight revenues	$5,132	$3,972	$9,781	$8,852
Other subsidiary revenues	180	150	357	364
Accessorial revenues	176	103	337	220
Other	16	19	30	37
Total operating revenues	$5,504	$4,244	$10,505	$9,473

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origin or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $618 million and $389 million, respectively, for the three months ended June 30, 2021 and 2020, and $1.2 billion and $972 million, respectively, for the six months ended June 30, 2021 and 2020.

4. Stock-Based Compensation

We have several stock-based compensation plans where employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. We issue treasury shares to cover option exercises and stock unit vestings, while new shares are issued when retention shares are granted.

Information regarding stock-based compensation appears in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2021	2020	2021	2020
Stock-based compensation, before tax:
Stock options	$4	$4	$8	$8
Retention awards	18	14	34	32
Total stock-based compensation, before tax	$22	$18	$42	$40
Excess tax benefits from equity compensation plans	$2	$2	$17	$35

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

A summary of stock option activity during the six months ended June 30, 2021, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2021	2,569	$132.49	6.4	yrs.	$195
Granted	387	204.45		N/A	N/A
Exercised	(341)	122.63		N/A	N/A
Forfeited or expired	(53)	152.07		N/A	N/A
Outstanding at June 30, 2021	2,562	$144.27	6.5	yrs.	$194
Vested or expected to vest at June 30, 2021	2,537	$143.78	6.5	yrs.	$193
Options exercisable at June 30, 2021	1,725	$123.50	5.4	yrs.	$166

Stock options are granted at the closing price on the date of grant, have 10 year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at June 30, 2021, are subject to performance or market-based vesting conditions.

At June 30, 2021, there was $22 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years. Additional information regarding stock option exercises appears in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Millions	2021	2020	2021	2020
Intrinsic value of stock options exercised	$9	$17	$32	$65
Cash received from option exercises	4	18	34	51
Treasury shares repurchased for employee taxes	(1)	(4)	(7)	(12)
Tax benefit realized from option exercises	2	3	6	14
Aggregate grant-date fair value of stock options vested	-	-	14	14

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2021, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	1,476	$141.06
Granted	284	204.87
Vested	(410)	107.88
Forfeited	(39)	161.63
Nonvested at June 30, 2021	1,311	$164.65

Retention awards are granted at no cost to the employee and vest over periods lasting up to 4 years. At June 30, 2021, there was $113 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.9 years.

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

Changes in our performance retention awards during the six months ended June 30, 2021, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	773	$148.17
Granted	227	204.45
Vested	(140)	129.60
Unearned	(150)	128.78
Forfeited	(28)	183.78
Nonvested at June 30, 2021	682	$173.52

At June 30, 2021, there was $30 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.8 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2021	2020	2021	2020
Service cost	$30	$26	$60	$53
Interest cost	27	35	53	69
Expected return on plan assets	(68)	(70)	(135)	(140)
Amortization of actuarial loss	35	24	71	52
Net periodic pension cost	$24	$15	$49	$34

The components of our net periodic OPEB costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2021	2020	2021	2020
Service cost	$1	$1	$1	$1
Interest cost	1	2	2	3
Amortization of:
Prior service cost/(credit)	(3)	(4)	(7)	(7)
Actuarial loss	1	2	3	4
Net periodic OPEB cost	$-	$1	$(1)	$1

0

Cash Contributions

For the six months ended June 30, 2021, cash contributions totaled $0 to the qualified pension plan. Any contributions made during 2021 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2021, we do not have minimum cash funding requirements for 2021.

6. Other Income

Other income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2021	2020	2021	2020
Gain on non-operating asset dispositions [a]	$63	$83	$72	$94
Rental income	34	30	67	61
Unrealized gain on fair value of investments (Note 13)	20	-	20	-
Net periodic pension and OPEB costs	7	11	13	19
Interest income	1	3	2	9
Non-operating environmental costs and other	-	4	2	1
Total	$125	$131	$176	$184

[a]2021 includes a $50 million gain from a sale to the Colorado Department of Transportation. 2020 includes a $69 million gain from a land and permanent easement sale to the Illinois State Toll Highway Authority.

7. Income Taxes

In the second quarter of 2021, Nebraska, Oklahoma, and Idaho enacted legislation to reduce their corporate income tax rates for future years resulting in a $43 million reduction of our deferred tax expense.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions, Except Per Share Amounts	2021	2020	2021	2020
Net income	$1,798	$1,132	$3,139	$2,606
Weighted-average number of shares outstanding:
Basic	658.5	677.7	663.1	681.0
Dilutive effect of stock options	0.8	0.7	0.8	0.8
Dilutive effect of retention shares and units	0.8	0.8	0.8	0.9
Diluted	660.1	679.2	664.7	682.7
Earnings per share – basic	$2.73	$1.67	$4.73	$3.83
Earnings per share – diluted	$2.72	$1.67	$4.72	$3.82
Stock options excluded as their inclusion would be anti-dilutive	0.4	1.0	0.3	0.8

9. Accumulated Other Comprehensive Income/Loss

Reclassifications out of accumulated other comprehensive income/loss for the three and six months ended June 30, 2021 and 2020, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at April 1, 2021	$(1,356)	$(238)	$(1,594)
Other comprehensive income/(loss) before reclassifications	(1)	19	18
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	25	-	25
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($10) million	24	19	43
Balance at June 30, 2021	$(1,332)	$(219)	$(1,551)

Balance at April 1, 2020	$(1,128)	$(201)	$(1,329)
Other comprehensive income/(loss) before reclassifications	1	(61)	(60)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	17	-	17
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($5) million	18	(61)	(43)
Balance at June 30, 2020	$(1,110)	$(262)	$(1,372)

[a]The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2021	$(1,381)	$(212)	$(1,593)
Other comprehensive income/(loss) before reclassifications	(2)	(7)	(9)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	51	-	51
Net year-to-date other comprehensive income/(loss), net of taxes of ($18) million	49	(7)	42
Balance at June 30, 2021	$(1,332)	$(219)	$(1,551)

Balance at January 1, 2020	$(1,150)	$(206)	$(1,356)
Other comprehensive income/(loss) before reclassifications	3	(56)	(53)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	37	-	37
Net year-to-date other comprehensive income/(loss), net of taxes of ($12) million	40	(56)	(16)
Balance at June 30, 2020	$(1,110)	$(262)	$(1,372)

[a]The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, creditworthiness of customers, and current economic conditions. At June 30, 2021, and December 31, 2020, our accounts receivable were reduced by $12 million and $17 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At June 30, 2021, and December 31, 2020, receivables classified as other assets were reduced by allowances of $45 million and $51 million, respectively.

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

The amount recorded under the Receivables Facility was $400 million and $0 at June 30, 2021, and December 31, 2020, respectively. The Receivables Facility was supported by $1.3 billion and $1.2 billion of accounts receivable as collateral at June 30, 2021, and December 31, 2020, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The outstanding amount the Railroad maintains under the Receivables Facility may fluctuate based on current cash needs. The maximum allowed under the facility is $800 million with availability directly impacted by eligible receivables, business volumes, and credit risks, including receivables payment quality measures such as default and dilution ratios. If default or dilution ratios increase one percent, the allowable outstanding amount under the Receivables Facility would not materially change.

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $1 million for both the three months ended June 30, 2021 and 2020, and $2 million and $4 million for the six months ended June 30, 2021 and 2020, respectively.

11. Properties

The following tables list the major categories of property and equipment as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of June 30, 2021	Cost	Depreciation	Value	Useful Life
Land	$5,279	$ N/A	$5,279	N/A
Road:
Rail and other track material	17,795	6,746	11,049	43
Ties	11,208	3,428	7,780	34
Ballast	5,997	1,808	4,189	34
Other roadway [a]	21,175	4,467	16,708	49
Total road	56,175	16,449	39,726	N/A
Equipment:
Locomotives	9,315	3,674	5,641	17
Freight cars	2,145	806	1,339	25
Work equipment and other	1,117	377	740	18
Total equipment	12,577	4,857	7,720	N/A
Technology and other	1,207	528	679	13
Construction in progress	744	-	744	N/A
Total	$75,982	$21,834	$54,148	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2020	Cost	Depreciation	Value	Useful Life
Land	$5,246	$ N/A	$5,246	N/A
Road:
Rail and other track material	17,620	6,631	10,989	42
Ties	11,051	3,331	7,720	34
Ballast	5,926	1,753	4,173	34
Other roadway [a]	21,030	4,329	16,701	48
Total road	55,627	16,044	39,583	N/A
Equipment:
Locomotives	9,375	3,555	5,820	17
Freight cars	2,118	789	1,329	25
Work equipment and other	1,107	351	756	18
Total equipment	12,600	4,695	7,905	N/A
Technology and other	1,199	520	679	13
Construction in progress	748	-	748	N/A
Total	$75,420	$21,259	$54,161	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Jun. 30,	Dec. 31,
Millions	2021	2020
Income and other taxes payable	$769	$635
Accounts payable	612	612
Accrued wages and vacation	340	340
Interest payable	330	326
Current operating lease liabilities	297	321
Accrued casualty costs	186	177
Equipment rents payable	99	101
Other	614	592
Total accounts payable and other current liabilities	$3,247	$3,104

13. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of June 30, 2021, the Company had $46 million of short-term investments. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At June 30, 2021, the fair value of total debt was $31.2 billion, approximately $2.4 billion more than the carrying value. At December 31, 2020, the fair value of total debt was $31.9 billion, approximately $5.1 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

We have equity investments that are carried at fair value with changes in unrealized gains and losses recognized in other income on our Condensed Consolidated Statements of Income. These investments are valued based on quoted prices in active markets for publicly traded securities and are classified in Level 1 of the fair value hierarchy. We recorded unrealized gains of $20 million during the three and six months ended June 30, 2021.

14. Debt

Debt Exchange - On April 6, 2021, we exchanged approximately $1.7 billion of various outstanding notes and debentures due between 2028 and 2065 (Existing Notes) for $701 million of 2.891% notes due April 6, 2036 (New 2036 Notes) and $1.0 billion of 3.799% notes due April 6, 2071 (New 2071 Notes), plus cash consideration of approximately $257 million in addition to $14 million for accrued and unpaid interest on the Existing Notes. In accordance with ASC 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the terms of the new notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $12 million and were included in interest expense during the quarter ended March 31, 2021.

Credit Facilities – At June 30, 2021, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and can be used to support the issuance of commercial paper. Credit facility withdrawals totaled $0 during the six months ended June 30, 2021. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on LIBOR, plus a spread, depending upon credit ratings for our senior unsecured debt. The 5 year facility, set to expire on June 8, 2023, requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At June 30, 2021, the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $38.9 billion of debt (as defined in the Facility), and we had $30.6 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During the six months ended June 30, 2021, we issued $945 million and repaid $820 million of commercial paper with maturities ranging from 7 to 48 days, and at June 30, 2021, we had $200 million of commercial paper outstanding. Our revolving credit facility can be used to support our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

In May 2020, we entered into three bilateral revolving credit lines, totaling $600 million of available credit. During the six months ended June 30, 2021, we drew $0 and repaid $0. All three bilateral revolving credit lines matured by May 18, 2021.

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

During the six months ended June 30, 2021, we issued the following unsecured, fixed-rate debt securities under our current shelf registration.

Date	Description of Securities
May 20, 2021	$850 million of 2.375% Notes due May 20, 2031
$1.0 billion of 3.200% Notes due May 20, 2041
$650 million of 3.550% Notes due May 20, 2061

We used the net proceeds from these offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of- control provisions. At June 30, 2021, we had remaining authority from the Board of Directors to issue up to $3.5 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of June 30, 2021, and December 31, 2020, we recorded $400 million and $0, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 95% of the recorded liability is related to asserted claims and approximately 5% is related to unasserted claims at June 30, 2021. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $301 million to $330 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2021	2020
Beginning balance	$270	$265
Current year accruals	45	34
Changes in estimates for prior years	17	(4)
Payments	(31)	(36)
Ending balance at June 30	$301	$259
Current portion, ending balance at June 30	$62	$65

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 385 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 28 sites that are the subject of actions taken by the U.S. government, 18 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Six Months Ended June 30,	2021	2020
Beginning balance	$233	$227
Accruals	43	28
Payments	(26)	(27)
Ending balance at June 30	$250	$228
Current portion, ending balance at June 30	$63	$63

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

16. Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of June 30, 2021, we repurchased a total of $45.0 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under repurchase programs in the first and second quarters of 2021 and 2020:

	Number of Shares Purchased		Average Price Paid [a]
	2021	2020	2021	2020
First quarter [b]	6,691,421	14,305,793	$209.50	$178.66
Second quarter [c]	12,204,409	-	222.46	-
Total	18,895,830	14,305,793	$217.87	$178.66
Remaining number of shares that may be repurchased under current authority			92,127,140

[a]In the period of the final settlement, the average price paid under the accelerated share repurchase programs is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2020 accelerated share repurchase programs was $155.86. The average price of the initial settlement of the 2021 accelerated share repurchase programs was $221.94.

[b]Includes 8,786,380 shares repurchased in February 2020 under accelerated share repurchase programs.

[c]Includes 7,209,156 shares repurchased in May 2021 under accelerated share repurchase programs.

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

From July 1, 2021, through July 21, 2021, we repurchased 1.1 million shares at an aggregate cost of approximately $237 million.

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

On May 26, 2021, the Company received 7,209,156 shares of its common stock repurchased under ASRs for an aggregate of $2.0 billion. When the shares were received, the exchange was accounted for as an equity transaction with $1.6 billion of the aggregate amount allocated to treasury stock and the remaining $0.4 billion allocated to paid-in-surplus. This delivery of shares represents the initial and likely minimum number of shares that we may receive under the ASRs initiated in 2021. The final settlement is expected to be completed prior to the end of the fourth quarter of 2021.

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

17. Related Parties

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

UPRR had $1.6 billion and $1.5 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of June 30, 2021, and December 31, 2020, respectively. TTX car hire expenses of $95 million and $88 million for the three months ended June 30, 2021 and 2020, respectively, and $191 and $184 million for the six months ended June 30, 2021 and 2020, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $62 million and $59 million as of June 30, 2021, and December 31, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2021, Compared to

Three and Six Months Ended June 30, 2020

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

Cautionary Information

Statements in this Form 10-Q/filing, including forward-looking statements, speak only as of and are based on information we have learned as of July 22, 2021. We assume no obligation to update any such information to reflect subsequent developments, changes in assumptions, or changes in other factors affecting forward-looking information. If we do update one or more of these statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other statements.

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2020 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first six months of 2021.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $2.72 per diluted share on net income of $1.8 billion and an operating ratio of 55.1% in the second quarter of 2021 compared to earnings of $1.67 per diluted share on net income of $1.1 billion and an operating ratio of 61.0% for the second quarter of 2020. After freight revenues declined 24% year-over-year in the second quarter of 2020 driven by the economic impact of COVID-19 and the economic shutdown that reduced volumes by 20%, our second quarter of 2021 freight revenues increased 29% compared to the same period in 2020 driven by a 6% higher average revenue per car (ARC) and a 22% volume increase. The ARC increase was due to higher fuel surcharge revenue and core pricing gains. Operating expenses increased 17% driven by higher fuel prices, volume related costs, and higher casualty costs, partially offset by productivity. After operating income decreased 27% year-over-year in the second quarter of 2020, our second quarter of 2021 operating income increased 50% compared to the same period in 2020.

Effects from COVID-19

The economy continues to improve as pandemic restrictions ease and society reopens. However, supply chain disruptions continue. Most notably, the semiconductor chip shortage continues to impact the automotive industry, while strong international intermodal demand is contributing to network congestion. The impact of the semiconductor chip shortage is masked in our year-over-year comparison as the second quarter of 2020 saw a temporary suspension of automotive production due to the pandemic. The pandemic also has upended the intermodal supply chain as demand for consumer goods remains high. This high demand has strained the ports, railroad equipment and chassis availability, truck driver supply, and warehouse receiving capacity. These disruptions limit our revenue growth by slowing asset turns and increasing costs through lower freight car velocity and multiple handlings, which will continue to impact our third quarter and potentially the remainder of the year. Demand in most other markets positively impacted the second quarter of 2021 as they recover from the dramatic slowdown caused by the spread of COVID-19 in the second quarter of 2020.

The safety of our employees, our customers, and the communities we serve remains a high priority. In an effort to mitigate the spread of COVID-19, we are promoting and encouraging all of our employees through financial incentives to get vaccinated.

Operating Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2021	2020	Change	2021	2020	Change
Freight revenues	$5,132	$3,972	29%	$9,781	$8,852	10%
Other subsidiary revenues	180	150	20	357	364	(2)
Accessorial revenues	176	103	71	337	220	53
Other	16	19	(16)	30	37	(19)
Total	$5,504	$4,244	30%	$10,505	$9,473	11%

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

Freight revenue increased 29% during the second quarter of 2021 compared to 2020, resulting from a 22% volume increase, higher fuel surcharge revenue, and core pricing gains. Volume increases were primarily driven by recovery from the dramatic slowdown caused by the spread of COVID-19 in the second quarter of 2020.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $414 million in the second quarter of 2021 compared to $206 million in the same period of 2020. The increase was driven by higher fuel price and increased volume, partially offset by the lag impact on fuel surcharge recovery (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

Accessorial revenue increased in the second quarter and the year-to-date period compared to 2020 driven by increased intermodal shipments. Other subsidiary revenues increased in the second quarter compared to 2020 driven primarily by the U.S. automotive plant shut downs in the second quarter of 2020 impacting our subsidiary that brokers intermodal and transload logistics services. Year-to-date, subsidiary revenues are down compared to the same period in 2020 as the semi-conductor shortage impacting 2021 automobile production outweighs the recovery from COVID-19 declines in 2020.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Six Months Ended
Freight Revenues	June 30,			June 30,
Millions	2021	2020	Change	2021	2020	Change
Grain & grain products	$795	$644	23%	$1,561	$1,333	17%
Fertilizer	179	168	7	349	342	2
Food & refrigerated	251	205	22	486	455	7
Coal & renewables	423	369	15	764	790	(3)
Bulk	1,648	1,386	19	3,160	2,920	8
Industrial chemicals & plastics	498	435	14	933	930	-
Metals & minerals	467	368	27	842	837	1
Forest products	348	266	31	664	569	17
Energy & specialized markets	546	431	27	1,076	1,058	2
Industrial	1,859	1,500	24	3,515	3,394	4
Automotive	428	189	F	875	713	23
Intermodal	1,197	897	33	2,231	1,825	22
Premium	1,625	1,086	50	3,106	2,538	22
Total	$5,132	$3,972	29%	$9,781	$8,852	10%

	Three Months Ended			Six Months Ended
Revenue Carloads	June 30,			June 30,
Thousands,	2021	2020	Change	2021	2020	Change
Grain & grain products	204	167	22%	407	342	19%
Fertilizer	54	53	2	98	99	(1)
Food & refrigerated	48	41	17	93	89	4
Coal & renewables	198	186	6	372	394	(6)
Bulk	504	447	13	970	924	5
Industrial chemicals & plastics	156	141	11	296	295	-
Metals & minerals	182	162	12	328	336	(2)
Forest products	64	50	28	124	106	17
Energy & specialized markets	138	115	20	277	277	-
Industrial	540	468	15	1,025	1,014	1
Automotive	173	79	F	353	287	23
Intermodal [a]	878	724	21	1,674	1,433	17
Premium	1,051	803	31	2,027	1,720	18
Total	2,095	1,718	22%	4,022	3,658	10%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Average Revenue per Car	2021	2020	Change	2021	2020	Change
Grain & grain products	$3,894	$3,861	1%	$3,838	$3,901	(2)%
Fertilizer	3,304	3,181	4	3,550	3,456	3
Food & refrigerated	5,226	4,986	5	5,230	5,142	2
Coal & renewables	2,134	1,979	8	2,051	2,001	2
Bulk	3,266	3,099	5	3,256	3,161	3
Industrial chemicals & plastics	3,189	3,086	3	3,153	3,148	-
Metals & minerals	2,569	2,276	13	2,567	2,494	3
Forest products	5,463	5,256	4	5,357	5,361	-
Energy & specialized markets	3,944	3,739	5	3,886	3,813	2
Industrial	3,442	3,201	8	3,430	3,345	3
Automotive	2,479	2,388	4	2,482	2,487	-
Intermodal [a]	1,363	1,241	10	1,332	1,274	5
Premium	1,547	1,354	14	1,532	1,476	4
Average	$2,449	$2,312	6%	$2,432	$2,420	-%

[a] For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated goods, and coal and renewables. Freight revenue from bulk shipments increased in the second quarter of 2021 compared to 2020 due to a 13% volume increase, core pricing gains, and higher fuel surcharge revenue. Strong demand for export grain and increased ethanol demand from the COVID-19 recovery drove a 22% increase in shipments of grain and grain products. Market conditions for coal were favorable in the second quarter as worldwide electricity demand recovered from the pandemic and natural gas prices rose, driving a 9% increase in volume compared to the second quarter of 2020, despite a contract loss. Year-to-date, freight revenue from bulk shipments increased compared to the same period in 2020, driven by 5% higher volume, core pricing gains, and positive mix of traffic. Strong demand for export grain drove a 19% increase in shipments of grain and grain products year-to-date, which partially offset lower volume from coal and renewables shipments in the first quarter.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenue from industrial shipments increased in the second quarter compared to the same period in 2020 due to higher volume, positive mix of traffic, core pricing gains, and higher fuel surcharge revenue. Volume increases in the second quarter of 2021 were primarily driven by the recovery from the pandemic slowdown that impacted production across a wide array of industries in the second quarter of 2020. Year-to-date, freight revenue from industrial shipments increased compared to the same period in 2020, driven by core pricing gains, positive mix of traffic, and a 1% volume increase. The pandemic recovery in the second quarter offset a majority of the losses in the first quarter caused by weather interruptions in the Gulf Coast impacting industrial chemicals and plastics and metals and mineral industries, and unfavorable regional crude oil pricing spreads impacting petroleum shipments. Forest product shipments increased due to high demand for cardboard boxes and lumber.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenue increased in the second quarter and year-to-date periods compared to same periods in 2020 due to volume increases, higher fuel surcharge revenue, positive mix of traffic, and core pricing gains. Automotive shipments in the second quarter of 2021 were more than double the shipments in the same period last year, as North American manufacturing plants temporarily suspended production due to the pandemic. This recovery is masking the impact to automotive shipments in the second quarter of 2021 due to the shortage of semiconductors. Despite the supply chain disruptions, intermodal shipments increased 21% in the second quarter of 2021 due to improving economic conditions, inventory restocking, contract wins, and continued strength of e-commerce and parcel shipments. The year-to-date period also was negatively impacted by weather disruptions in the first quarter of 2021.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 59% to $618 million in the second quarter of 2021 compared to 2020 driven by a 53% volume increase, higher fuel surcharge revenue, and core pricing gains. Volume increases in the second quarter of 2021 were driven by the recovery from the pandemic slowdown in the second quarter of 2021, including shipments of auto parts, finished vehicles, petroleum products, brewers and beverage, and grain. Year-to-date, freight revenue increased 22% to $1,183 million as a result of increased volume, higher fuel surcharges, and core pricing gains.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2021	2020	Change	2021	2020	Change
Compensation and benefits	$1,022	$905	13%	$2,048	$1,964	4%
Depreciation	550	551	-	1,099	1,098	-
Purchased services and materials	478	441	8	968	962	1
Fuel	497	247	U	908	681	33
Equipment and other rents	200	211	(5)	412	438	(6)
Other	284	235	21	604	533	13
Total	$3,031	$2,590	17%	$6,039	$5,676	6%

Operating expenses increased $441 million and $363 million in the second quarter and year-to-date periods, respectively, compared to 2020 driven by higher fuel prices, volume-related costs, inflation, 2020 management actions responding to the sharp decline in volume (temporary unpaid leave, salary reductions, and shop closures), incentive compensation, higher casualty costs, an insurance reimbursement recognized in 2020, and higher state and local taxes. Partially offsetting these increases compared to 2020 are productivity initiatives. In addition, the year-to-date period comparison was impacted negatively by weather-related expenses.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the second quarter and year-to-date periods, expenses increased 13% and 4%, respectively, compared to 2020 due to increases in carload volumes, wage inflation, 2020 management actions responding to the sharp decline in volume (temporary unpaid leave, salary reductions, and shop closures), and incentive compensation. Partially offsetting these increases are productivity initiatives resulting in employee levels that were flat and down 6% in the second quarter and year-to-date periods, respectively, compared to 2020 despite volume increases. In addition, the year-to-date period comparison was impacted negatively by weather-related expenses.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was essentially flat for the second quarter and six-month periods of 2021 compared to 2020.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 8% and 1% in the second quarter and year-to-date periods, respectively, compared to 2020 primarily due to higher volume-related costs for transload services incurred by one of our subsidiaries and other volume-related costs such as transportation and lodging for train crews. In addition, the year-to-date period was negatively impacted by weather-related expense and positively impacted by lower locomotive and freight car maintenance expenses due to a smaller active fleet in the first quarter.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. Fuel expense increased in the second quarter of 2021 compared to the same period in 2020 driven by a 71% increase in locomotive diesel fuel prices, which averaged $2.16 and $1.26 per gallon (including taxes and transportation costs) in the second quarter of 2021 and 2020, respectively, and a 22% increase in gross ton-miles. The fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-mile in thousands, improved 3% versus the second quarter in 2020 offsetting some of the increased costs due to the higher price and increased volume. For the six-month period, locomotive diesel fuel prices averaged $2.01 per gallon in 2021 compared to $1.59 in 2020, driving the increase in expenses by 33%. In addition, gross ton-miles increased 8% during the year-to-date period, also driving higher fuel expense compared to 2020. The higher costs were partially offset by fuel consumption rate improvement of 2%.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense decreased 5% in the second quarter and 6% in the year-to-date period compared to 2020 driven by lower rent on stored equipment and higher equity income from our investment in TTX Company, partially offset by increased freight car rent expense due to volume increases.

Other – Other expenses include state and local taxes; freight, equipment, and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt, and other general expenses. Other costs increased 21% and 13% in the second quarter and year-to-date periods, respectively, compared to 2020 driven by casualty expenses including personal injury, environmental, destroyed equipment, and damaged freight, an insurance reimbursement recognized in 2020, and higher state and local taxes.

Non-Operating Items

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2021	2020	Change	2021	2020	Change
Other income, net	$125	$131	(5)%	$176	$184	(4)%
Interest expense	(282)	(289)	(2)	(572)	(567)	1
Income taxes	(518)	(364)	42	(931)	(808)	15

Other Income, net – Other income decreased in the second quarter of 2021 and year-to-date periods compared to 2020 driven by smaller gains from real estate sales. Real estate sales in the second quarter of 2021 includes a $50 million gain from a sale to the Colorado Department of Transportation, while the second quarter of 2020 includes a $69 million gain from a land and permanent easement sale to the Illinois State Toll Highway Authority.

Interest Expense – Interest expense decreased in the second quarter of 2021 compared to 2020 due to a lower effective interest rate of 4.0% in 2021 compared to 4.1% in 2020, in addition to a decrease in the weighted-average debt level of $28.0 billion in 2021 compared to $28.4 billion in 2020. Year-to-date, interest expense increased as a result of the debt exchange fees incurred in the first quarter, partially offset by a decrease in the weighted-average debt levels of $27.4 billion in 2021 compared to $27.8 billion in 2020. Year-to-date, in both periods the effective interest rate was 4.1%.

Income Taxes – Income taxes increased in the second quarter and six-month periods of 2021 compared to 2020 due to higher pre-tax income. Our effective tax rates year-to-date 2021 and 2020 were 22.9% and 23.7%, respectively. In the second quarter of 2021, Nebraska, Oklahoma, and Idaho enacted legislation to reduce their corporate income tax rates for future years resulting in a reduction of our deferred tax expense. This reduced our 2021 effective tax rate.

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

Railroad performance measures are included in the table below:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	Change		2021	2020	Change
Gross ton-miles (GTMs) (billions)	207.8	170.6	22%		400.9	371.9	8%
Revenue ton-miles (billions)	104.8	85.9	22		202.1	185.6	9
Freight car velocity (daily miles per car) [a]	213	227	(6)		211	218	(3)
Average train speed (miles per hour) [b]	25.0	26.9	(7)		25.1	26.0	(3)
Average terminal dwell time (hours) [b]	22.9	21.6	6		23.2	22.8	2
Locomotive productivity (GTMs per horsepower day)	140	136	3		139	133	5
Train length (feet)	9,410	8,664	9		9,330	8,517	10
Intermodal car trip plan compliance (%)	71	82	(11)	pts	74	83	(9)	pts
Manifest/Automotive car trip plan compliance (%)	67	76	(9)	pts	68	69	(1)	pts
Workforce productivity (car miles per employee)	1,060	868	22		1,031	882	17
Total employees (average)	30,066	30,059	-		29,910	31,965	(6)
Operating ratio	55.1	61.0	(5.9)	pts	57.5	59.9	(2.4)	pts

[a]Prior years have been recast to conform to the current year presentation which reflects minor refinements.

[b]As reported to the STB.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles both increased 22% during the second quarter of 2021 compared to 2020, driven by a 22% increase in carloadings. Year-to-date, gross ton-miles and revenue ton-miles increased 8% and 9%, respectively, driven by a 10% increase in carloadings. Changes in commodity mix drove the variance in year-over-year increases between gross ton-miles, revenue ton-miles, and carloads.

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Both train speed and terminal dwell slowed in the second quarter and six-month periods of 2021 compared to the same periods in 2020 partially driven by intermodal supply chain disruptions due to continued high demand for consumer goods as well as incidents affecting the network. Continued implementation of our operating plan helped to partially offset these declines. Weather-related challenges in the first quarter of 2021 also contributed to the declines in the year-to-date period.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower. Locomotive productivity increased in the second quarter and year-to-date periods compared to the same periods in 2020 as continued implementation of our operating plan prompted transportation plan changes and lower locomotive dwell times that more than offset the increased active fleet required by increased volume.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length increased in the second quarter and six-month periods compared to same periods in 2020 as a result of blending service products and transportation plan changes designed to improve overall operational efficiency.

Car Trip Plan Compliance – Car trip plan compliance is the percentage of cars delivered on time in accordance with our original trip plan. Our network trip plan compliance is broken into the intermodal and manifest/automotive products. Intermodal trip plan compliance deteriorated in the second quarter and year-to-date periods of 2021 compared to 2020 as a result of high demand for consumer goods that strained the ports, railroad equipment and chassis availability, truck driver supply, and warehouse receiving capacity; and incidents affecting the network. Manifest trip plan compliance deteriorated in the second quarter and year-to-date periods of 2021 compared to 2020 as volume increases and incidents within the quarter presented network challenges that required increased resource allocation and rebalancing compared to historically low 2020 volumes due to COVID-19. Both metrics were negatively impacted by weather-related challenges in the year-to-date period.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 22%, as employee counts were essentially flat compared to 2020, while higher carload volumes increased average daily car miles. Productivity initiatives and smaller capital workforce offset a 22% increase in carload volumes to keep employee levels flat with last year for the second quarter. Although impacted by weather-related challenges in the first quarter, year-to-date, workforce productivity improved 17% as average daily car miles increased 9% while employees decreased 6% compared to 2020.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our second quarter operating ratio of 55.1% improved 5.9 points compared to 2020 and our year-to-date operating ratio of 57.5% improved 2.4 points compared to 2020 mainly due to productivity initiatives and core pricing gains, partially offset by higher fuel prices, inflation, and other cost increases.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Jun. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2021	2020
Net income	$5,882	$5,349
Add:
Income tax expense	1,754	1,631
Depreciation	2,211	2,210
Interest expense	1,146	1,141
EBITDA	$10,993	$10,331
Adjustments:
Other income, net	(279)	(287)
Interest on operating lease liabilities [b]	53	59
Adjusted EBITDA	$10,767	$10,103
Debt	$28,812	$26,729
Operating lease liabilities	1,553	1,604
Unfunded pension and OPEB, net of taxes of $180 and $195	607	637
Adjusted debt	$30,972	$28,970
Adjusted debt / Adjusted EBITDA	2.9	2.9

[a]The trailing twelve month income statement information ended June 30, 2021, is recalculated by taking the twelve months ended December 31, 2020, subtracting the six months ended June 30, 2020, and adding the six months ended June 30, 2021.

[b]Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

Adjusted debt to Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income, net and interest on operating lease liabilities) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income. The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA. At June 30, 2021, and December 31, 2020, the incremental borrowing rate on operating leases was 3.4% and 3.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Six Months Ended June 30,	2021	2020
Cash provided by operating activities	$4,219	$4,392
Cash used in investing activities	(1,071)	(1,417)
Cash used in financing activities	(3,807)	(1,107)
Net change in cash, cash equivalents and restricted cash	$(659)	$1,868

Operating Activities

Cash provided by operating activities decreased in the first six months of 2021 compared to the same period of 2020 driven by increased tax payments, partially offset by higher net income. Tax payments in 2020 were deferred by provisions of IRS Notice 2020-23 and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

Investing Activities

Cash used in investing activities decreased in the first six months of 2021 compared to the same period of 2020 primarily driven by reduced capital investment in all asset categories.

The table below details cash capital investments:

Millions,
for the Six Months Ended June 30,	2021	2020
Rail and other track material	$233	$282
Ties	213	271
Ballast	100	139
Other [a]	232	312
Total road infrastructure replacements	778	1,004
Line expansion and other capacity projects	110	144
Commercial facilities	62	68
Total capacity and commercial facilities	172	212
Locomotives and freight cars [b]	93	164
Positive train control	31	35
Technology and other	116	184
Total cash capital investments	$1,190	$1,599

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

Financing Activities

Cash used in financing activities increased in the first six months of 2021 compared to the same period of 2020 driven by an increase in shares repurchased and a decrease in debt issued.

See Note 14 of the Condensed Consolidated Financial Statements for a description of all our outstanding financing arrangements and significant new borrowings and Note 16 of the Condensed Consolidated Financial Statements for a description of our share repurchase programs.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions,
for the Six Months Ended June 30,	2021	2020
Cash provided by operating activities	$4,219	$4,392
Cash used in investing activities	(1,071)	(1,417)
Dividends paid	(1,350)	(1,319)
Free cash flow	$1,798	$1,656

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions,
for the Six Months Ended June 30,	2021	2020
Cash provided by operating activities	$4,219	$4,392
Cash used in capital investments	(1,190)	(1,599)
Total (a)	$3,029	$2,793
Net income (b)	$3,139	$2,606
Cash flow conversion rate (a/b)	96%	107%

Current Liquidity Status

We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient capacity to sustain an extended period of lower volumes.

During the second quarter, we generated $2.3 billion of cash from operating activities. On June 30, 2021, we had $1.1 billion of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and up to $400 million undrawn on the Receivables Facility. We have $506 million of debt maturing before the end of the year, including $250 million in term loans and $200 million of commercial paper. Depending upon market conditions, we plan to renew our term loans and continue to maintain the commercial paper program. We have been, and we expect to continue to be, in compliance with our debt covenants. We paid our quarterly dividend on June 30, 2021. Our financing activities in the second quarter of 2021 continue to lower our effective interest rate. In April, we completed a $1.7 billion debt exchange and drew $400 million on the Receivables Facility. In May, we issued $2.5 billion of long-term debt. In the second quarter, we repurchased $2.7 billion under our share repurchase programs, including entering into a $2.0 billion accelerated share repurchase program ($1.6 billion assigned to the initial delivery of shares).

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

The following table identifies material obligations as of June 30, 2021.

		Jul. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2021	2022	2023	2024	2025	2025	Other
Debt [a]	$52,724	$982	$2,743	$2,308	$2,327	$2,308	$42,056	$-
Purchase obligations [b]	2,863	882	882	272	208	162	457	-
Operating leases [c]	1,766	91	291	249	238	240	657	-
Finance lease obligations [d]	454	72	111	81	68	45	77	-
Other postretirement benefits [e]	386	25	45	44	39	39	194	-
Income tax contingencies [f]	78	1	-	-	-	-	-	77
Total contractual obligations	$58,271	$2,053	$4,072	$2,954	$2,880	$2,794	$43,441	$77

[a]Excludes finance lease obligations of $396 million, as well as unamortized discount and deferred issuance costs of ($1,789) million. Includes an interest component of $22,519 million.

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

[d]Represents total obligations, including interest component of $58 million.

[e]Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of June 30, 2021. For amounts where the year of settlement is uncertain, they are included in the Other column.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2021:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share [b]	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [c]	Maximum Number of Shares That May Be Purchased Under Current Authority [d]
Apr. 1 through Apr. 30	1,828,790	$222.73	1,823,146	102,508,403
May 1 through May 31	9,268,489	222.07	9,216,757	93,291,646
Jun. 1 through Jun. 30	1,165,179	220.62	1,164,506	92,127,140
Total	12,262,458	$222.03	12,204,409	N/A

[a]Total number of shares purchased during the quarter includes 58,049 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]The average price of the initial settlement of the 2021 accelerated share repurchase programs was $221.94.

[c]Total number of shares purchased as part of a publicly announced plan or program includes 7,209,156 shares repurchases in May under ASRs. See Note 16 to the Condensed Consolidated Financial Statements for additional information.

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
101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 (filed with the SEC on April 22, 2021), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended June 30, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2021, and December 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2021 and 2020, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).
Incorporated by Reference
3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.
4(a)	Form of 2.375% Note due 2031 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated May 20, 2021.
4(b)	Form of 3.200% Note due 2041 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated May 20, 2021.
4(c)	Form of 3.550% Note due 2061 is incorporated by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated May 20, 2021.
10	Union Pacific Corporation 2021 Stock Incentive Plan, effective May 13, 2021 is incorporated by reference to Exhibit 99.1 to the Corporation’s Form S-8 dated May 25, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 22, 2021

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)