Form 10-Q
period 2021-09-30
UNION PACIFIC CORP
filed 2021-10-21
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

☐ Yes     ☒ No

As of October 15, 2021, there were 642,875,700 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Three Months Ended September 30,	2021	2020
Operating revenues:
Freight revenues	$5,166	$4,596
Other revenues	400	323
Total operating revenues	5,566	4,919
Operating expenses:
Compensation and benefits	1,040	1,008
Depreciation	553	555
Purchased services and materials	510	508
Fuel	544	301
Equipment and other rents	217	217
Other	270	299
Total operating expenses	3,134	2,888
Operating income	2,432	2,031
Other income, net (Note 6)	38	37
Interest expense	(290)	(295)
Income before income taxes	2,180	1,773
Income taxes (Note 7)	(507)	(410)
Net income	$1,673	$1,363
Share and Per Share (Note 8):
Earnings per share - basic	$2.58	$2.02
Earnings per share - diluted	$2.57	$2.01
Weighted average number of shares - basic	648.7	675.0
Weighted average number of shares - diluted	650.3	676.8

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Three Months Ended September 30,	2021	2020
Net income	$1,673	$1,363
Other comprehensive income/(loss):
Defined benefit plans	24	18
Foreign currency translation	(6)	3
Total other comprehensive income/(loss) [a]	18	21
Comprehensive income	$1,691	$1,384

[a]Net of deferred taxes of ($8) million and ($6) million during the three months ended September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts,
for the Nine Months Ended September 30,	2021	2020
Operating revenues:
Freight revenues	$14,947	$13,448
Other revenues	1,124	944
Total operating revenues	16,071	14,392
Operating expenses:
Compensation and benefits	3,088	2,972
Depreciation	1,652	1,653
Purchased services and materials	1,478	1,470
Fuel	1,452	982
Equipment and other rents	629	655
Other	874	832
Total operating expenses	9,173	8,564
Operating income	6,898	5,828
Other income, net (Note 6)	214	221
Interest expense	(862)	(862)
Income before income taxes	6,250	5,187
Income taxes (Note 7)	(1,438)	(1,218)
Net income	$4,812	$3,969
Share and Per Share (Note 8):
Earnings per share - basic	$7.31	$5.85
Earnings per share - diluted	$7.29	$5.83
Weighted average number of shares - basic	658.3	679.0
Weighted average number of shares - diluted	659.9	680.7

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Nine Months Ended September 30,	2021	2020
Net income	$4,812	$3,969
Other comprehensive income/(loss):
Defined benefit plans	73	58
Foreign currency translation	(13)	(53)
Total other comprehensive income/(loss) [a]	60	5
Comprehensive income	$4,872	$3,974

[a]Net of deferred taxes of ($26) million and ($18) million during the nine months ended September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	September 30,	December 31,
Millions, Except Share and Per Share Amounts	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,194	$1,799
Short-term investments (Note 13)	46	60
Accounts receivable, net (Note 10)	1,679	1,505
Materials and supplies	664	638
Other current assets	227	212
Total current assets	3,810	4,214
Investments	2,273	2,164
Properties, net (Note 11)	54,362	54,161
Operating lease assets	1,630	1,610
Other assets	285	249
Total assets	$62,360	$62,398
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,276	$3,104
Debt due within one year (Note 14)	1,835	1,069
Total current liabilities	5,111	4,173
Debt due after one year (Note 14)	27,560	25,660
Operating lease liabilities	1,262	1,283
Deferred income taxes	12,500	12,247
Other long-term liabilities	2,010	2,077
Commitments and contingencies (Note 15)
Total liabilities	48,443	45,440
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,112,447,476 and 1,112,227,784 issued; 644,407,285 and 671,351,360
outstanding, respectively	2,781	2,781
Paid-in-surplus	4,947	4,864
Retained earnings	54,094	51,326
Treasury stock	(46,372)	(40,420)
Accumulated other comprehensive loss (Note 9)	(1,533)	(1,593)
Total common shareholders' equity	13,917	16,958
Total liabilities and common shareholders' equity	$62,360	$62,398

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions,
for the Nine Months Ended September 30,	2021	2020
Operating Activities
Net income	$4,812	$3,969
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,652	1,653
Deferred and other income taxes	189	327
Other operating activities, net	(67)	119
Changes in current assets and liabilities:
Accounts receivable, net	(174)	30
Materials and supplies	(26)	102
Other current assets	19	(7)
Accounts payable and other current liabilities	(4)	(215)
Income and other taxes	102	15
Cash provided by operating activities	6,503	5,993
Investing Activities
Capital investments	(1,945)	(2,294)
Proceeds from asset sales	120	119
Maturities of short-term investments (Note 13)	64	106
Purchases of short-term investments (Note 13)	(40)	(106)
Other investing activities, net	9	94
Cash used in investing activities	(1,792)	(2,081)
Financing Activities
Share repurchase programs (Note 16)	(5,846)	(2,956)
Debt issued (Note 14)	3,901	4,004
Dividends paid	(2,045)	(1,974)
Debt repaid	(1,120)	(832)
Debt exchange	(270)	(327)
Net issued/(repaid) commercial paper (Note 14)	125	(2)
Other financing activities, net	(36)	(63)
Cash used in financing activities	(5,291)	(2,150)
Net change in cash, cash equivalents and restricted cash	(580)	1,762
Cash, cash equivalents, and restricted cash at beginning of year	1,818	856
Cash, cash equivalents, and restricted cash at end of period	$1,238	$2,618
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$151	$152
Common shares repurchased but not yet paid	80	-
Cash (paid for)/received from:
Income taxes, net of refunds	$(1,241)	$(925)
Interest, net of amounts capitalized	(904)	(911)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$1,194	$2,601
Restricted cash equivalents in other current assets	32	5
Restricted cash equivalents in other assets	12	12
Total cash, cash equivalents and restricted cash equivalents per above	$1,238	$2,618

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at July 1, 2020	1,112.3	(433.6)	$ 2,781	$ 4,135	$ 49,892	$ (38,984)	$ (1,372)	$ 16,452
Net income			-	-	1,363	-	-	1,363
Other comprehensive income/(loss)			-	-	-	-	21	21
Conversion, stock option exercises, forfeitures, and other	(0.1)	0.4	-	4	-	14	-	18
Share repurchase programs (Note 16)	-	(4.0)	-	710	-	(710)	-	-
Cash dividends declared ($0.97 per share)	-	-	-	-	(655)	-	-	(655)
Balance at September 30, 2020	1,112.2	(437.2)	$ 2,781	$ 4,849	$ 50,600	$ (39,680)	$ (1,351)	$ 17,199

Balance at July 1, 2021	1,112.5	(459.5)	$ 2,781	$ 4,499	$ 53,116	$ (44,542)	$ (1,551)	$ 14,303
Net income			-	-	1,673	-	-	1,673
Other comprehensive income/(loss)			-	-	-	-	18	18
Conversion, stock option exercises, forfeitures, and other	(0.1)	0.1	-	22	-	5	-	27
Share repurchase programs (Note 16)	-	(8.6)	-	426	-	(1,835)	-	(1,409)
Cash dividends declared ($1.07 per share)	-	-	-	-	(695)	-	-	(695)
Balance at September 30, 2021	1,112.4	(468.0)	$ 2,781	$ 4,947	$ 54,094	$ (46,372)	$ (1,533)	$ 13,917

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2020	1,112.0	(419.9)	$ 2,780	$ 4,523	$ 48,605	$ (36,424)	$ (1,356)	$ 18,128
Net income			-	-	3,969	-	-	3,969
Other comprehensive income/(loss)			-	-	-	-	5	5
Conversion, stock option exercises, forfeitures, and other	0.2	1.0	1	16	-	10	-	27
Share repurchase programs (Note 16)	-	(18.3)	-	310	-	(3,266)	-	(2,956)
Cash dividends declared ($2.91 per share)	-	-	-	-	(1,974)	-	-	(1,974)
Balance at September 30, 2020	1,112.2	(437.2)	$ 2,781	$ 4,849	$ 50,600	$ (39,680)	$ (1,351)	$ 17,199

Balance at January 1, 2021	1,112.2	(440.9)	$ 2,781	$ 4,864	$ 51,326	$ (40,420)	$ (1,593)	$ 16,958
Net income			-	-	4,812	-	-	4,812
Other comprehensive income/(loss)			-	-	-	-	60	60
Conversion, stock option exercises, forfeitures, and other	0.2	0.4	-	57	-	-	-	57
Share repurchase programs (Note 16)	-	(27.5)	-	26	-	(5,952)	-	(5,926)
Cash dividends declared ($3.11 per share)	-	-	-	-	(2,044)	-	-	(2,044)
Balance at September 30, 2021	1,112.4	(468.0)	$ 2,781	$ 4,947	$ 54,094	$ (46,372)	$ (1,533)	$ 13,917

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2020 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2020, is derived from audited financial statements. The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results for the entire year ending December 31, 2021.

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

The following table represents a disaggregation of our freight and other revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2021	2020	2021	2020
Bulk	$1,687	$1,478	$4,847	$4,398
Industrial	1,911	1,567	5,426	4,961
Premium	1,568	1,551	4,674	4,089
Total freight revenues	$5,166	$4,596	$14,947	$13,448
Other subsidiary revenues	182	193	539	557
Accessorial revenues	198	114	535	334
Other	20	16	50	53
Total operating revenues	$5,566	$4,919	$16,071	$14,392

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origin or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $592 million and $556 million, respectively, for the three months ended September 30, 2021 and 2020, and $1.8 billion and $1.5 billion, respectively, for the nine months ended September 30, 2021 and 2020.

4. Stock-Based Compensation

We have several stock-based compensation plans where employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. Employees are also able to participate in our employee stock purchase plan (ESPP). We issue treasury shares to cover option exercises, stock unit vestings, and ESPP shares, while new shares are issued when retention shares are granted.

Information regarding stock-based compensation appears in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2021	2020	2021	2020
Stock-based compensation, before tax:
Stock options	$4	$4	$12	$12
Retention awards	16	13	50	45
ESPP	4	-	4	-
Total stock-based compensation, before tax	$24	$17	$66	$57
Excess tax benefits from equity compensation plans	$1	$16	$18	$51

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

A summary of stock option activity during the nine months ended September 30, 2021, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2021	2,569	$132.49	6.4	yrs.	$195
Granted	387	204.45		N/A	N/A
Exercised	(356)	121.82		N/A	N/A
Forfeited or expired	(90)	159.45		N/A	N/A
Outstanding at September 30, 2021	2,510	$144.13	6.2	yrs.	$133
Vested or expected to vest at September 30, 2021	2,486	$143.82	6.2	yrs.	$133
Options exercisable at September 30, 2021	1,731	$123.54	5.1	yrs.	$125

Stock options are granted at the closing price on the date of grant, have 10 year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at September 30, 2021, are subject to performance or market-based vesting conditions.

At September 30, 2021, there was $18 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years. Additional information regarding stock option exercises appears in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Millions	2021	2020	2021	2020
Intrinsic value of stock options exercised	$1	$40	$33	$105
Cash received from option exercises	1	29	35	80
Treasury shares repurchased for employee taxes	-	(8)	(7)	(20)
Tax benefit realized from option exercises	-	11	6	25
Aggregate grant-date fair value of stock options vested	-	-	14	14

Retention Awards – The fair value of retention awards is based on the closing price of the stock on the grant date. Dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2021, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	1,476	$141.06
Granted	289	205.10
Vested	(414)	108.32
Forfeited	(53)	162.23
Nonvested at September 30, 2021	1,298	$164.90

Retention awards are granted at no cost to the employee and vest over periods lasting up to 4 years. At September 30, 2021, there was $99 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.7 years.

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

Changes in our performance retention awards during the nine months ended September 30, 2021, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	773	$148.17
Granted	227	204.45
Vested	(147)	132.66
Unearned	(165)	135.57
Forfeited	(41)	183.55
Nonvested at September 30, 2021	647	$172.41

At September 30, 2021, there was $25 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.6 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

Employee Share Purchase Plan – In May 2021, our shareholders approved our ESPP, to begin in July 2021, whereby employee and Company contributions are used to issue treasury shares the month after employee contributions are withheld based on the settlement date closing price. The Company matches 40% contributed by the employee up to a maximum employee contribution of 5% of monthly salary (limited to $15,000 annually). We expense the Company contributions in the month the employee services were rendered (i.e., the month the employee contributions were withheld).

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

The components of our net periodic pension cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2021	2020	2021	2020
Service cost	$25	$19	$85	$72
Interest cost	25	33	78	102
Expected return on plan assets	(67)	(71)	(202)	(211)
Amortization of actuarial loss	35	27	106	79
Net periodic pension cost	$18	$8	$67	$42

The components of our net periodic OPEB costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2021	2020	2021	2020
Service cost	$-	$-	$1	$1
Interest cost	-	1	2	4
Amortization of:
Prior service cost/(credit)	(3)	(3)	(10)	(10)
Actuarial loss	2	1	5	5
Net periodic OPEB cost	$(1)	$(1)	$(2)	$-

0

Cash Contributions

For the nine months ended September 30, 2021, cash contributions totaled $0 to the qualified pension plan. Any contributions made during 2021 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2021, we do not have minimum cash funding requirements for 2021.

6. Other Income

Other income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2021	2020	2021	2020
Rental income	$36	$29	$103	$90
Gain on non-operating asset dispositions [a]	12	3	84	97
Net periodic pension and OPEB costs	8	12	21	31
Unrealized gain/(loss) on fair value of investments (Note 13)	(12)	-	8	-
Interest income	2	2	4	11
Non-operating environmental costs and other	(8)	(9)	(6)	(8)
Total	$38	$37	$214	$221

[a]2021 includes a $50 million gain from a sale to the Colorado Department of Transportation. 2020 includes a $69 million gain from a land and permanent easement sale to the Illinois State Toll Highway Authority.

7. Income Taxes

In 2021, Nebraska, Oklahoma, and Idaho enacted legislation to reduce their corporate income tax rates for future years resulting in a $43 million reduction of our deferred tax expense.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Millions, Except Per Share Amounts	2021	2020	2021	2020
Net income	$1,673	$1,363	$4,812	$3,969
Weighted-average number of shares outstanding:
Basic	648.7	675.0	658.3	679.0
Dilutive effect of stock options	0.8	0.9	0.8	0.8
Dilutive effect of retention shares and units	0.8	0.9	0.8	0.9
Diluted	650.3	676.8	659.9	680.7
Earnings per share – basic	$2.58	$2.02	$7.31	$5.85
Earnings per share – diluted	$2.57	$2.01	$7.29	$5.83
Stock options excluded as their inclusion would be anti-dilutive	0.4	0.5	0.3	0.7

9. Accumulated Other Comprehensive Income/Loss

Reclassifications out of accumulated other comprehensive income/loss for the three and nine months ended September 30, 2021 and 2020, were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at July 1, 2021	$(1,332)	$(219)	$(1,551)
Other comprehensive income/(loss) before reclassifications	(1)	(6)	(7)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	25	-	25
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($8) million	24	(6)	18
Balance at September 30, 2021	$(1,308)	$(225)	$(1,533)

Balance at July 1, 2020	$(1,110)	$(262)	$(1,372)
Other comprehensive income/(loss) before reclassifications	-	3	3
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	18	-	18
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($6) million	18	3	21
Balance at September 30, 2020	$(1,092)	$(259)	$(1,351)

[a]The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2021	$(1,381)	$(212)	$(1,593)
Other comprehensive income/(loss) before reclassifications	(3)	(13)	(16)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	76	-	76
Net year-to-date other comprehensive income/(loss), net of taxes of ($26) million	73	(13)	60
Balance at September 30, 2021	$(1,308)	$(225)	$(1,533)

Balance at January 1, 2020	$(1,150)	$(206)	$(1,356)
Other comprehensive income/(loss) before reclassifications	3	(53)	(50)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	55	-	55
Net year-to-date other comprehensive income/(loss), net of taxes of ($18) million	58	(53)	5
Balance at September 30, 2020	$(1,092)	$(259)	$(1,351)

[a]The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, creditworthiness of customers, and current economic conditions. At September 30, 2021, and December 31, 2020, our accounts receivable were reduced by $12 million and $17 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At September 30, 2021, and December 31, 2020, receivables classified as other assets were reduced by allowances of $47 million and $51 million, respectively.

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

The amount recorded under the Receivables Facility was $0 at both September 30, 2021, and December 31, 2020. The Receivables Facility was supported by $1.3 billion and $1.2 billion of accounts receivable as collateral at September 30, 2021, and December 31, 2020, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $1 million and $2 million for the three months ended September 30, 2021 and 2020, respectively, and $3 million and $6 million for the nine months ended September 30, 2021 and 2020, respectively.

11. Properties

The following tables list the major categories of property and equipment as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of September 30, 2021	Cost	Depreciation	Value	Useful Life
Land	$5,283	$ N/A	$5,283	N/A
Road:
Rail and other track material	17,882	6,790	11,092	43
Ties	11,292	3,469	7,823	34
Ballast	6,032	1,828	4,204	34
Other roadway [a]	21,294	4,538	16,756	49
Total road	56,500	16,625	39,875	N/A
Equipment:
Locomotives	9,362	3,760	5,602	17
Freight cars	2,143	815	1,328	25
Work equipment and other	1,126	392	734	18
Total equipment	12,631	4,967	7,664	N/A
Technology and other	1,205	534	671	13
Construction in progress	869	-	869	N/A
Total	$76,488	$22,126	$54,362	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2020	Cost	Depreciation	Value	Useful Life
Land	$5,246	$ N/A	$5,246	N/A
Road:
Rail and other track material	17,620	6,631	10,989	42
Ties	11,051	3,331	7,720	34
Ballast	5,926	1,753	4,173	34
Other roadway [a]	21,030	4,329	16,701	48
Total road	55,627	16,044	39,583	N/A
Equipment:
Locomotives	9,375	3,555	5,820	17
Freight cars	2,118	789	1,329	25
Work equipment and other	1,107	351	756	18
Total equipment	12,600	4,695	7,905	N/A
Technology and other	1,199	520	679	13
Construction in progress	748	-	748	N/A
Total	$75,420	$21,259	$54,161	N/A

[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Sep. 30,	Dec. 31,
Millions	2021	2020
Income and other taxes payable	$744	$635
Accounts payable	683	612
Accrued wages and vacation	342	340
Current operating lease liabilities	306	321
Interest payable	234	326
Accrued casualty costs	182	177
Equipment rents payable	96	101
Other	689	592
Total accounts payable and other current liabilities	$3,276	$3,104

13. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of September 30, 2021, the Company had $46 million of short-term investments. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At September 30, 2021, the fair value of total debt was $32.8 billion, approximately $3.4 billion more than the carrying value. At December 31, 2020, the fair value of total debt was $31.9 billion, approximately $5.1 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

We have equity investments that are carried at fair value with changes in unrealized gains and losses recognized in other income on our Condensed Consolidated Statements of Income. These investments are valued based on quoted prices in active markets for publicly traded securities and are classified in Level 1 of the fair value hierarchy. We recorded an unrealized loss of $12 million and a gain of $8 million during the three and nine months ended September 30, 2021, respectively.

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

Credit Facilities – At September 30, 2021, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and can be used to support the issuance of commercial paper. Credit facility withdrawals totaled $0 during the nine months ended September 30, 2021. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on LIBOR, plus a spread, depending upon credit ratings for our senior unsecured debt.

The 5 year facility, set to expire on June 8, 2023, requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At September 30, 2021, the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $40.4 billion of debt (as defined in the Facility), and we had $31.2 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During the nine months ended September 30, 2021, we issued $1,545 million and repaid $1,420 million of commercial paper with maturities ranging from 7 to 48 days, and at September 30, 2021, we had $200 million of commercial paper outstanding. Our revolving credit facility can be used to support our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate outstanding issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

In May 2020, we entered into three bilateral revolving credit lines, totaling $600 million of available credit. During the nine months ended September 30, 2021, we drew $0 and repaid $0. All three bilateral revolving credit lines matured by May 18, 2021.

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

During the nine months ended September 30, 2021, we issued the following unsecured, fixed-rate debt securities under our current shelf registration.

Date	Description of Securities
May 20, 2021	$850 million of 2.375% Notes due May 20, 2031
$1.0 billion of 3.200% Notes due May 20, 2041
$650 million of 3.550% Notes due May 20, 2061
September 10, 2021	$150 million of 2.375% Notes due May 20, 2031
$850 million of 2.950% Notes due March 10, 2052

We used the net proceeds from these offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of- control provisions. At September 30, 2021, we had remaining authority from the Board of Directors to issue up to $2.5 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of both September 30, 2021, and December 31, 2020, we recorded $0 of borrowings under our Receivables Facility as secured debt. During the nine months ended September 30, 2021, we drew $400 million and repaid $400 million. (See further discussion of our receivables securitization facility in Note 10).

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

Our personal injury liability is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 95% of the recorded liability is related to asserted claims and approximately 5% is related to unasserted claims at September 30, 2021. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $303 million to $333 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions,
for the Nine Months Ended September 30,	2021	2020
Beginning balance	$270	$265
Current year accruals	69	52
Changes in estimates for prior years	19	(4)
Payments	(55)	(47)
Ending balance at September 30	$303	$266
Current portion, ending balance at September 30	$62	$62

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 383 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 28 sites that are the subject of actions taken by the U.S. government, 18 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions,
for the Nine Months Ended September 30,	2021	2020
Beginning balance	$233	$227
Accruals	56	55
Payments	(41)	(47)
Ending balance at September 30	$248	$235
Current portion, ending balance at September 30	$60	$65

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

16. Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of September 30, 2021, we repurchased a total of $46.8 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under repurchase programs in the first, second, and third quarters of 2021 and 2020:

	Number of Shares Purchased		Average Price Paid [a]
	2021	2020	2021	2020
First quarter [b]	6,691,421	14,305,793	$209.50	$178.66
Second quarter [c]	12,204,409	-	222.46	-
Third quarter [d]	8,604,239	4,045,575	210.31	98.87
Total	27,500,069	18,351,368	$215.51	$161.07
Remaining number of shares that may be repurchased under current authority			83,522,901

[a]In the period of the final settlement, the average price paid under the accelerated share repurchase programs is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2021 and 2020 accelerated share repurchase programs was $217.56 and $155.86, respectively.

[b]Includes 8,786,380 shares repurchased in February 2020 under accelerated share repurchase programs.

[c]Includes 7,209,156 shares repurchased in May 2021 under accelerated share repurchase programs.

[d]Includes an incremental 1,983,859 and 4,045,575 shares received upon final settlement in September 2021 and July 2020, respectively, under accelerated share repurchase programs.

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

From October 1, 2021, through October 20, 2021, we repurchased 1.9 million shares at an aggregate cost of approximately $405 million.

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

On May 26, 2021, the Company received 7,209,156 shares of its common stock repurchased under ASRs for an aggregate of $2.0 billion. Upon settlement of these ASRs in the third quarter of 2021, we received 1,983,859 additional shares.

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

UPRR had $1.6 billion and $1.5 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of September 30, 2021, and December 31, 2020, respectively. TTX car hire expenses of $92 million and $98 million for the three months ended September 30, 2021 and 2020, respectively, and $283 and $282 million for the nine months ended September 30, 2021 and 2020, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $57 million and $59 million as of September 30, 2021, and December 31, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2021, Compared to

Three and Nine Months Ended September 30, 2020

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

Cautionary Information

Statements in this filing on Form 10-Q, including forward-looking statements, speak only as of and are based on information we have learned as of October 21, 2021. We assume no obligation to update any such information to reflect subsequent developments, changes in assumptions, or changes in other factors affecting forward-looking information. If we do update one or more of these statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other statements.

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are forward-looking statements within the meaning of Section 27A Securities Act of 1933 and the Section 21E of the Exchange Act. These forward-looking statements and information include, without limitation, the statements and information set forth under the caption “Effects from COVID-19” in Item 2. Forward-looking statements and information also include any other statements or information in this report regarding: potential impacts of the coronavirus (COVID-19) pandemic on our business operations, financial results, liquidity, and financial position, and on the world economy (including our customers and supply chains), including as a result of decreased volume and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, cyber-attacks or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to risks and uncertainties over which management has little or no influence or control. The Risk Factors in Item 1A of our 2020 Annual Report on Form 10-K, filed February 5, 2021, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

Effects from COVID-19

COVID-19 vaccine mandates may affect workforce availability ranging from absences to get vaccinated and cope with any side-effects, resignations from unwillingness to comply with the mandate, and/or organized work stoppages from any of our unions. Significant workforce availability challenges could have a material effect on our business operations, financial results, liquidity, and financial position.

On October 11, 2021, the Company announced that it is complying with the Presidential Executive Order 14042 that mandates employees of federal contractors and subcontractors be fully vaccinated against COVID-19 by December 8, 2021, unless employees are legally entitled to an accommodation. After receiving communications from three of our unions objecting to the vaccination requirement, we filed lawsuits on October 15, 2021, to prevent any disruption to the national rail network. We seek to resolve any vaccination dispute through the various dispute resolution procedures outlined in the Railway Labor Act.

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2020 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first nine months of 2021.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $2.57 per diluted share on net income of $1.7 billion and an operating ratio of 56.3% in the third quarter of 2021 compared to earnings of $2.01 per diluted share on net income of $1.4 billion and an operating ratio of 58.7% for the third quarter of 2020. Freight revenues increased 12% in the quarter compared to the same period in 2020 driven by a 12% higher average revenue per car (ARC) due to higher fuel surcharge revenue, core pricing gains, and positive mix of traffic (decrease in our intermodal shipments coupled with increase in industrial shipments). Volume was flat compared to the third quarter 2020 as strength in the industrial sector and coal were offset by lower intermodal and automotive shipments. Lower intermodal shipments were driven by persistent global supply chain challenges, while lower automotive shipments were due to continued semiconductor chip shortages. The quarter also was negatively impacted by wildfires in California, which damaged multiple bridges and shut down a vital route for over a month causing traffic to be rerouted. The reroutes elongated transit times, requiring additional crews and locomotives, and impacted the overall fluidity of the network. As a result, many of our operating metrics deteriorated sequentially and year-over-year. While operating expense increased due to fire-related costs, the most significant driver of the increase was higher fuel prices – up 74% to $2.37 average price per gallon in the third quarter 2021 compared to the third quarter 2020. Despite the increase in operating expense, our increase in revenue drove third quarter records for operating ratio and operating income - improving 2.4 points and 20%, respectively, compared to third quarter of 2020.

Operating Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2021	2020	Change	2021	2020	Change
Freight revenues	$5,166	$4,596	12%	$14,947	$13,448	11%
Other subsidiary revenues	182	193	(6)	539	557	(3)
Accessorial revenues	198	114	74	535	334	60
Other	20	16	25	50	53	(6)
Total	$5,566	$4,919	13%	$16,071	$14,392	12%

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

Freight revenue increased 12% during the third quarter of 2021 compared to 2020, resulting from a 12% increase in ARC driven by higher fuel surcharge revenue, core pricing gains, and positive mix of traffic. Volume was flat compared to the third quarter 2020 as strength in the industrial sector and coal were offset by lower shipments of intermodal, as global supply chain challenges persist, and automotive shipments, due to semiconductor chip shortages.

Each of our commodity groups includes revenue from fuel surcharges. Freight revenues from fuel surcharge programs were $464 million and $1,138 million in the third quarter and year-to-date periods of 2021, respectively, compared to $203 million and $760 million in the same periods of 2020, respectively. The increase was driven by higher fuel prices.

Accessorial revenue increased in the third quarter and the year-to-date period compared to 2020 driven by increased intermodal accessorial charges as a result of the global supply chain disruptions. Other subsidiary revenues decreased in the third quarter and the year-to-date period compared to 2020 driven by the semiconductor shortage negatively impacting 2021 automotive production which outweighed the recovery from COVID-19 declines in 2020.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Nine Months Ended
Freight Revenues	September 30,			September 30,
Millions	2021	2020	Change	2021	2020	Change
Grain & grain products	$731	$695	5%	$2,292	$2,028	13%
Fertilizer	172	157	10	521	499	4
Food & refrigerated	253	239	6	739	694	6
Coal & renewables	531	387	37	1,295	1,177	10
Bulk	1,687	1,478	14	4,847	4,398	10
Industrial chemicals & plastics	503	454	11	1,436	1,384	4
Metals & minerals	488	365	34	1,330	1,202	11
Forest products	342	284	20	1,006	853	18
Energy & specialized markets	578	464	25	1,654	1,522	9
Industrial	1,911	1,567	22	5,426	4,961	9
Automotive	417	481	(13)	1,292	1,194	8
Intermodal	1,151	1,070	8	3,382	2,895	17
Premium	1,568	1,551	1	4,674	4,089	14
Total	$5,166	$4,596	12%	$14,947	$13,448	11%

	Three Months Ended			Nine Months Ended
Revenue Carloads	September 30,			September 30,
Thousands	2021	2020	Change	2021	2020	Change
Grain & grain products	185	187	(1)%	592	529	12%
Fertilizer	55	50	10	153	149	3
Food & refrigerated	48	48	-	141	137	3
Coal & renewables	232	213	9	604	607	-
Bulk	520	498	4	1,490	1,422	5
Industrial chemicals & plastics	153	144	6	449	439	2
Metals & minerals	188	156	21	516	492	5
Forest products	63	55	15	187	161	16
Energy & specialized markets	145	125	16	422	402	5
Industrial	549	480	14	1,574	1,494	5
Automotive	166	203	(18)	519	490	6
Intermodal [a]	809	863	(6)	2,483	2,296	8
Premium	975	1,066	(9)	3,002	2,786	8
Total	2,044	2,044	-%	6,066	5,702	6%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Average Revenue per Car	2021	2020	Change	2021	2020	Change
Grain & grain products	$3,937	$3,705	6%	$3,869	$3,832	1%
Fertilizer	3,125	3,172	(1)	3,398	3,361	1
Food & refrigerated	5,246	4,891	7	5,235	5,053	4
Coal & renewables	2,298	1,820	26	2,146	1,938	11
Bulk	3,244	2,964	9	3,252	3,092	5
Industrial chemicals & plastics	3,277	3,154	4	3,195	3,150	1
Metals & minerals	2,596	2,337	11	2,577	2,444	5
Forest products	5,457	5,181	5	5,390	5,300	2
Energy & specialized markets	3,996	3,742	7	3,924	3,791	4
Industrial	3,482	3,271	6	3,448	3,321	4
Automotive	2,500	2,368	6	2,488	2,438	2
Intermodal [a]	1,424	1,238	15	1,362	1,261	8
Premium	1,608	1,454	11	1,557	1,468	6
Average	$2,528	$2,248	12%	$2,464	$2,359	4%

[a] For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated goods, and coal and renewables. Freight revenue from bulk shipments increased in the third quarter of 2021 compared to 2020 due to core pricing gains, higher fuel surcharge revenue, and a 4% increase in carloadings. Coal and renewables shipments increased 9% compared to the third quarter of 2020 due to increased market demand as some electricity generation shifted to coal due to higher natural gas prices. Strength in the export potash market drove fertilizer shipments up 10% in the third quarter. Year-to-date, freight revenue from bulk shipments increased compared to the same period in 2020 driven by 5% higher volume, core pricing gains, higher fuel surcharge revenue, and positive mix of traffic. Despite weather disruptions in the first quarter of 2021, strong demand for export grain drove a 12% increase in shipments of grain and grain products year-to-date.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenue from industrial shipments increased in the third quarter compared to the same period in 2020 due to higher volume, higher fuel surcharge revenue, core pricing gains, and positive mix of traffic. Volume increases in the third quarter of 2021 were primarily driven by continued recovery from the pandemic slowdown that impacted production across a wide array of industries in 2020. Volumes also were positively impacted by new business secured in the year. Year-to-date, freight revenue from industrial shipments increased compared to the same period in 2020 driven by 5% volume increase, core pricing gains, positive mix of traffic, and higher fuel surcharge revenue. Year-over-year strength from the pandemic recovery in the second and third quarters overcame the first quarter 2021 losses caused by weather disruptions in the Gulf Coast impacting the industrial chemicals and plastics and metals and mineral industries. Additionally, forest product shipments increased due to higher demand for cardboard boxes and lumber. These increases were partially offset by unfavorable regional crude oil pricing spreads negatively impacting petroleum shipments.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenue increased in the third quarter 2021 compared to the third quarter 2020 driven by higher fuel surcharge revenue and core pricing gains, partially offset by a 9% decline in volume and negative mix of traffic. The semiconductor shortage continues to impact the automotive industry as shipments are down 18% in the third quarter compared to 2020. Intermodal volume declined 6% due to global supply chain disruptions in the same period. These disruptions include port congestion due to both high demand for consumer goods and labor availability challenges, railroad equipment and chassis availability, truck driver supply, and warehouse receiving capacity. Year-to-date, premium freight revenue increased compared to the same period in 2020, despite weather disruptions in the first quarter of 2021, driven by an 8% increase in volume, higher fuel surcharge revenue, and core pricing gains. Automotive shipments of 173 thousand carloads in the second quarter of 2021 were more than double the 79 thousand carloads in the same period last year as North American manufacturing plants suspended production due to the pandemic in 2020. This recovery is masking the impact to automotive shipments in the year-to-date period of 2021 due to the on-going shortage of semiconductors. Despite the global supply chain disruptions, intermodal shipments increased 8% in the nine-month period of 2021 due to improving economic conditions, inventory restocking, contract wins, and continued strength of e-commerce and parcel shipments.

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 7% to $592 million in the third quarter of 2021 compared to 2020 driven by higher fuel surcharge revenue, positive traffic mix, and core pricing gains, partially offset by a 10% decline in shipments. Volume decreases in the third quarter of 2021 were driven by the semiconductor shortage in the automotive industry and global supply chain disruptions impact on intermodal shipments, partially offset by strength in petroleum products, steel, and biofuels. Year-to-date, freight revenue increased 16% to $1.8 billion as a result of increased volume, higher fuel surcharges, and core pricing gains.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2021	2020	Change	2021	2020	Change
Compensation and benefits	$1,040	$1,008	3%	$3,088	$2,972	4%
Depreciation	553	555	-	1,652	1,653	-
Purchased services and materials	510	508	-	1,478	1,470	1
Fuel	544	301	81	1,452	982	48
Equipment and other rents	217	217	-	629	655	(4)
Other	270	299	(10)	874	832	5
Total	$3,134	$2,888	9%	$9,173	$8,564	7%

Operating expenses increased $246 million in the third quarter compared to 2020 driven by higher fuel prices, inflation, and 2020 management actions responding to the sharp decline in volume (temporary unpaid leave, salary reductions, and shop closures). Partially offsetting these increases compared to 2020 are productivity initiatives, lower severance costs, and fewer write-offs of certain in-progress capital projects and lease impairments. Year-to-date, operating expenses increased $609 million compared to the same period in 2020 driven by higher fuel prices, volume-related costs, inflation, 2020 management actions, higher casualty costs, weather-related expenses, incentive compensation, higher state and local taxes, and an insurance reimbursement recognized in 2020, partially offset by productivity initiatives, lower severance costs, and fewer write-offs of certain in-progress capital projects and lease impairments.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, other postretirement benefits, and incentive costs. For the third quarter and year-to-date periods, expenses increased 3% and 4%, respectively, compared to 2020 due to wage inflation, 2020 management actions responding to the sharp decline in volume (temporary unpaid leave, salary reductions, and shop closures), and higher costs due to weather-related events. Partially offsetting these increases are productivity initiatives resulting in employee levels that were down 1% and 5% in the third quarter and year-to-date periods, respectively, compared to 2020 despite flat and 6% volume increases, and lower severance costs. In addition, the year-to-date period comparison was impacted by increased incentive compensation.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was essentially flat for the third quarter and nine-month periods of 2021 compared to 2020.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials were essentially flat in the third quarter compared to 2020 driven by higher locomotive and freight car maintenance expense due to a larger active fleet, offset by lower contractor expense for derailment clean up. Year-to-date, expenses increased 1% due to higher volume-related costs associated with our intermodal business and higher cost due to weather-related events, partially offset by lower locomotive and freight car maintenance expenses due to a smaller active fleet in the first quarter.

Fuel – Fuel includes locomotive fuel and fuel for highway and non-highway vehicles and heavy equipment. Fuel expense increased in the third quarter of 2021 compared to the same period in 2020 driven by a 74% increase in locomotive diesel fuel prices, which averaged $2.37 and $1.36 per gallon (including taxes and transportation costs) in the third quarter of 2021 and 2020, respectively, and a 5% increase in gross ton-miles. The fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-mile in thousands, improved 1% versus the third quarter in 2020, offsetting some of the increased costs due to the higher price. For the nine-month period, locomotive diesel fuel prices averaged $2.13 per gallon in 2021 compared to $1.51 in 2020 driving the increase in expenses by 48%. In addition, gross ton-miles increased 7% during the year-to-date period also driving higher fuel expense compared to 2020. The higher costs were partially offset by fuel consumption rate improvement of 2%.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense were flat in the third quarter compared to 2020 consistent with our volume. Year-to-date, expense decreased by 4% driven by lower rent on stored equipment and higher equity income from our investment in TTX Company, partially offset by increased freight car rent expense due to volume increases.

Other – Other expenses include state and local taxes; freight, equipment, and property damage; utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt, and other general expenses. Other costs decreased 10% in the third quarter compared to 2020 driven by lower in-progress write-offs of certain capital projects, 2020 lease impairments, and lower costs associated with destroyed equipment, partially offset by higher personal injury expense and higher state and local taxes. Year-to-date expenses increased 5% driven by casualty expenses including personal injury, environmental, and damaged freight; an insurance reimbursement recognized in 2020; and higher state and local taxes, partially offset by lower in-progress write-offs of certain in-progress capital projects and 2020 lease impairments.

Non-Operating Items

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2021	2020	Change	2021	2020	Change
Other income, net	$38	$37	3%	$214	$221	(3)%
Interest expense	(290)	(295)	(2)	(862)	(862)	-
Income taxes	(507)	(410)	24	(1,438)	(1,218)	18

Other Income, net – Other income slightly increased in the third quarter of 2021 compared to the same period in 2020. Year-to-date, other income decreased driven by lower real estate sale gains. Real estate sales in the second quarter of 2021 included a $50 million gain from a property sale to the Colorado Department of Transportation, while the second quarter of 2020 included a $69 million gain from a land and permanent easement sale to the Illinois State Toll Highway Authority.

Interest Expense – Interest expense decreased in the third quarter of 2021 compared to 2020 due to a lower effective interest rate of 4.0% in 2021 compared to 4.1% in 2020, partially offset by an increase in the weighted-average debt level of $29.0 billion in 2021 compared to $28.3 billion in 2020. Year-to-date, interest expense was flat as a result of higher debt exchange fees incurred in the first quarter, partially offset by a decrease in the weighted-average debt levels of $27.9 billion in 2021 compared to $28.0 billion in 2020. The effective interest rate was 4.1% for both year-to-date periods.

Income Taxes – Income taxes increased in the third quarter and nine-month periods of 2021 compared to 2020 due to higher pre-tax income. Our effective tax rates year-to-date 2021 and 2020 were 23.0% and 23.5%, respectively. In the second quarter of 2021, Nebraska, Oklahoma, and Idaho enacted legislation to reduce their corporate income tax rates for future years resulting in a reduction of our deferred tax expense, which reduced our 2021 effective tax rate.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Surface Transportation Board (STB). We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Management continuously monitors these key operating metrics to evaluate our productivity, asset utilization, and network efficiency in striving to provide a consistent, reliable service product to our customers.

Railroad performance measures are included in the table below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	Change		2021	2020	Change
Gross ton-miles (GTMs) (billions)	207.1	197.0	5%		607.9	568.9	7%
Revenue ton-miles (billions)	104.3	97.9	7		306.4	283.5	8
Freight car velocity (daily miles per car) [a]	195	223	(13)		205	220	(7)
Average train speed (miles per hour) [b]	24.2	25.3	(4)		24.8	25.8	(4)
Average terminal dwell time (hours) [b]	24.0	22.8	5		23.5	22.8	3
Locomotive productivity (GTMs per horsepower day)	127	138	(8)		135	135	-
Train length (feet)	9,359	8,984	4		9,340	8,676	8
Intermodal car trip plan compliance (%)	66	77	(11)	pts	72	81	(9)	pts
Manifest/Automotive car trip plan compliance (%)	60	72	(12)	pts	65	70	(5)	pts
Workforce productivity (car miles per employee)	1,044	998	5		1,036	920	13
Total employees (average)	29,810	30,155	(1)		29,877	31,362	(5)
Operating ratio	56.3	58.7	(2.4)	pts	57.1	59.5	(2.4)	pts

[a]Prior years have been recast to conform to the current year presentation which reflects minor refinements.

[b]As reported to the STB.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles increased 5% and 7%, respectively, during the third quarter of 2021 compared to 2020, despite overall flat volume, due to commodity mix (decreases in our intermodal and automotive shipments, which are generally lower weight, coupled with increases in coal and industrial shipments, which are generally higher weight). Year-to-date, gross ton-miles and revenue ton-miles increased 7% and 8%, respectively, driven by a 6% increase in carloadings.

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Train speed slowed and terminal dwell increased in the third quarter and nine-month periods of 2021 compared to the same periods in 2020 as the network was impacted by bridge outages caused by the California wildfires and the global supply chain disruptions. Continued implementation of our operating plan helped to partially offset these impacts. Weather-related challenges in the first quarter of 2021 and other incidents in the second quarter affecting the network also contributed to the declines in the year-to-date period.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower. Locomotive productivity decreased in the third quarter compared to the third quarter in 2020 as we increased the active fleet size to combat the slowdown in the network caused by the California wildfire bridge outages and global supply chain disruptions. The year-to-date period was flat compared to the same period in 2020 as transportation plan changes and lower locomotive dwell times offset the increased active fleet required by increased volume and network disruptions.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length increased in the third quarter and nine-month periods compared to same periods in 2020 as a result of blending service products and transportation plan changes designed to improve overall operational efficiency. However, sequentially, train length declined slightly from the second quarter of 2021 as we rerouted trains due to the California wildfire bridge outages over terrain not as conducive to running longer trains.

Car Trip Plan Compliance – Car trip plan compliance is the percentage of cars delivered on time in accordance with our original trip plan. Our network trip plan compliance is broken into the intermodal and manifest/automotive products. Intermodal trip plan compliance deteriorated in the third quarter and year-to-date periods of 2021 compared to 2020 because of global supply chain issues. Manifest trip plan compliance deteriorated in the third quarter and year-to-date periods of 2021 compared to 2020 as the network slowed because of the California wildfire bridge outages that required increased resource allocation and rebalancing. Both metrics also were negatively impacted by weather-related and incident challenges in the year-to-date period.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 5%, as employee counts were down 1% compared to 2020, while average daily car miles increased 3%. Productivity initiatives and a smaller capital workforce offset higher train and engine employee counts due to weather-related challenges and the network disruptions, keeping total employee levels down 1% versus the third quarter of 2020. Year-to-date, workforce productivity improved 13% as average daily car miles increased 7%, while employees decreased 5% compared to 2020.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our third quarter operating ratio of 56.3% improved 2.4 points compared to 2020 and our year-to-date operating ratio of 57.1% improved 2.4 points compared to 2020 mainly due to core pricing gains, mix of traffic, and productivity initiatives, partially offset by higher fuel prices, inflation, and other cost increases.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Sep. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2021	2020
Net income	$6,192	$5,349
Add:
Income tax expense	1,851	1,631
Depreciation	2,209	2,210
Interest expense	1,141	1,141
EBITDA	$11,393	$10,331
Adjustments:
Other income, net	(280)	(287)
Interest on operating lease liabilities [b]	53	59
Adjusted EBITDA	$11,166	$10,103
Debt	$29,395	$26,729
Operating lease liabilities	1,568	1,604
Unfunded pension and OPEB, net of taxes of $175 and $195	585	637
Adjusted debt	$31,548	$28,970
Adjusted debt / Adjusted EBITDA	2.8	2.9

[a]The trailing twelve month income statement information ended September 30, 2021, is recalculated by taking the twelve months ended December 31, 2020, subtracting the nine months ended September 30, 2020, and adding the nine months ended September 30, 2021.

[b]Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

Adjusted debt to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income, net and interest on operating lease liabilities) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income. The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA. At September 30, 2021, and December 31, 2020, the incremental borrowing rate on operating leases was 3.4% and 3.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions,
for the Nine Months Ended September 30,	2021	2020
Cash provided by operating activities	$6,503	$5,993
Cash used in investing activities	(1,792)	(2,081)
Cash used in financing activities	(5,291)	(2,150)
Net change in cash, cash equivalents and restricted cash	$(580)	$1,762

Operating Activities

Cash provided by operating activities increased in the first nine months of 2021 compared to the same period of 2020 driven by higher net income, partially offset by higher receivables and material inventory.

Investing Activities

Cash used in investing activities decreased in the first nine months of 2021 compared to the same period of 2020 primarily driven by reduced capital investment in all asset categories.

The table below details cash capital investments:

Millions,
for the Nine Months Ended September 30,	2021	2020
Rail and other track material	$367	$393
Ties	334	415
Ballast	156	188
Other [a]	435	456
Total road infrastructure replacements	1,292	1,452
Line expansion and other capacity projects	173	234
Commercial facilities	104	125
Total capacity and commercial facilities	277	359
Locomotives and freight cars [b]	192	210
Positive train control	50	52
Technology and other	134	221
Total cash capital investments	$1,945	$2,294

[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.

[b]Locomotives and freight cars include lease buyouts of $34 million in 2021 and $32 million in 2020.

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

Financing Activities

Cash used in financing activities increased in the first nine months of 2021 compared to the same period of 2020 driven by an increase in shares repurchased.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions,
for the Nine Months Ended September 30,	2021	2020
Cash provided by operating activities	$6,503	$5,993
Cash used in investing activities	(1,792)	(2,081)
Dividends paid	(2,045)	(1,974)
Free cash flow	$2,666	$1,938

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions,
for the Nine Months Ended September 30,	2021	2020
Cash provided by operating activities	$6,503	$5,993
Cash used in capital investments	(1,945)	(2,294)
Total (a)	$4,558	$3,699
Net income (b)	$4,812	$3,969
Cash flow conversion rate (a/b)	95%	93%

Current Liquidity Status

We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient capacity to sustain an extended period of lower volumes.

During the third quarter, we generated $2.3 billion of cash from operating activities, and issued $1.0 billion of long-term debt. On September 30, 2021, we had $1.2 billion of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and up to $800 million undrawn on the Receivables Facility. We have $380 million of debt maturing before the end of the year, including $150 million in term loans and $200 million of commercial paper. Depending upon market conditions, we plan to continue to maintain the commercial paper program. We renewed one term loan in the third quarter for $100 million. We do not currently intend to renew the $150 million term loan maturing in the fourth quarter. We have been, and we expect to continue to be, in compliance with our debt covenants. We paid our quarterly dividend on September 30, 2021. In the third quarter, we repurchased $1.8 billion under our share repurchase program, including the final settlement of the accelerated share repurchase program entered into on May 25, 2021.

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

The following table identifies material obligations as of September 30, 2021.

		Oct. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2021	2022	2023	2024	2025	2025	Other
Debt [a]	$53,764	$523	$2,472	$2,337	$2,356	$2,336	$43,740	$-
Purchase obligations [b]	2,303	254	576	305	290	266	612	-
Operating leases [c]	1,770	41	306	263	247	247	666	-
Finance lease obligations [d]	419	40	108	81	68	45	77	-
Other postretirement benefits [e]	374	13	45	44	39	39	194	-
Income tax contingencies [f]	36	1	-	-	-	-	-	35
Total contractual obligations	$58,666	$872	$3,507	$3,030	$3,000	$2,933	$45,289	$35

[a]Excludes finance lease obligations of $368 million, as well as unamortized discount and deferred issuance costs of ($1,778) million. Includes an interest component of $22,959 million.

[b] Purchase obligations include locomotive maintenance contracts; purchase commitments for fuel purchases, locomotives, ties, ballast, and rail; and agreements to purchase other goods and services. For amounts where we cannot reasonably estimate the year of settlement, they are included in the Other column.

[c]Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $202 million.

[d]Represents total obligations, including interest component of $51 million.

[e]Includes estimated other postretirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.

[f]Future cash flows for income tax contingencies reflect the recorded liabilities and assets for unrecognized tax benefits, including any interest or penalties, as of September 30, 2021. For amounts where the year of settlement is uncertain, they are included in the Other column.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7, and Note 17 of the Consolidated Financial Statements of our 2020 Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2021:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share [b]	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [c]	Maximum Number of Shares That May Be Purchased Under Current Authority [d]
Jul. 1 through Jul. 31	1,715,275	$219.92	1,715,217	90,411,923
Aug 1 through Aug 31	1,774,137	222.31	1,770,133	88,641,790
Sep. 1 through Sep. 30	5,118,889	202.94	5,118,889	83,522,901
Total	8,608,301	$210.32	8,604,239	N/A

[a]Total number of shares purchased during the quarter includes 4,062 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]In the period of the final settlement, the average price paid under the accelerated share repurchase programs is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2021 accelerated share repurchase programs was $217.56.

[c]Total number of shares purchased as part of a publicly announced plan or program includes 1,983,859 shares repurchases in September under ASRs. See Note 16 to the Condensed Consolidated Financial Statements for additional information.

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
101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 (filed with the SEC on October 21, 2021), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended September 30, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2021, and December 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2021 and 2020, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).
Incorporated by Reference
3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.
4(a)	Form of 2.375% Note due 2031 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated September 10, 2021.
4(b)	Form of 2.950% Note due 2052 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated September 10, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 21, 2021

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)